Form 10-Q
period 1994-03-31
SANTA BARBARA BANCORP
filed 1994-05-13
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994    Commission File No.: 0-11113

                                OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ____________

                         SANTA BARBARA BANCORP
        (Exact Name of Registrant as Specified in its Charter)

                  California                         95-3673456

     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

          1021 Anacapa Street, Santa Barbara, California     93101
             (Address of principal executive offices)     (Zip Code)

(805) 564-6300
(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]   No  [ ]



Common Stock As of May 12, 1994, there were 5,100,788 shares of the issuer's common stock outstanding.

                                       SANTA BARBARA BANCORP & SUBSIDIARIES
                                      Consolidated Balance Sheets (Unaudited)
                                   (dollars in thousands except per share amount)
                                                      March 31, 1994   December 31, 1993
Assets:
  Cash and due from banks                                    38,167          50,946
  Federal funds sold                                         15,000               0
      Cash and cash equivalents                              53,167          50,946
  Securities:
    Held-to-maturity                                        273,484         194,474
    Available-for-sale                                      187,041         189,044
  Bankers' acceptances                                        4,986          63,614
  Loans, net of allowance of $14,251 at
    March 31, 1994 and $10,067 at
    December 31, 1993                                       455,249         454,163
  Premises and equipment, net (Note 6)                        6,917           6,657
  Accrued interest receivable                                 7,286           7,228
  Other assets                                               13,345          13,017
        Total assets                                      1,001,475         979,143

Liabilities:
  Deposits:
    Demand deposits                                         115,252         114,557
    NOW deposit accounts                                    137,988         127,296
    Money Market deposit accounts                           250,002         247,772
    Savings deposits                                        148,526         148,719
    Time deposits of $100,000 or more                        77,744          83,380
    Other time deposits                                     143,888         144,529
      Total deposits                                        873,400         866,253
  Securities sold under agreements
    to repurchase and Federal funds purchased                31,058          20,155
  Other borrowed funds                                        1,000           1,172
  Accrued interest payable and other liabilities              8,183           5,572
      Total liabilities                                     913,641         893,152

Shareholders' equity (Notes 3 & 8):
  Common stock (no par value; $1.00 per share stated value;
    20,000,000 authorized;  5,065,742 outstanding at
    March 31, 1994 and 5,064,517 at December 31, 1993)        5,066           5,065
  Surplus                                                    38,578          38,557
  Unrealized gain (loss) on securities available for sale      (101)            683
  Retained earnings                                          44,291          41,686
      Total shareholders' equity                             87,834          85,991
        Total liabilities and shareholders' equity        1,001,475         979,143

See accompanying notes to consolidated condensed financial statements.

                           SANTA BARBARA BANCORP & SUBSIDIARIES
                        Consolidated Statements of Income (Unaudited)
                       (dollars in thousands except per share amounts)
                                         For the Three Months Ended March 31,
                                                       1994     1993
Interest income:
  Interest and fees on loans                         14,106   11,618
  Interest on securities                              5,906    5,891
  Interest on Federal funds sold                         38      135
  Interest on bankers' acceptances                      275      117
    Total interest income                            20,325   17,761
Interest expense:
  Interest on deposits:
    NOW accounts                                        312      403
    Money Market accounts                             1,605    1,464
    Savings deposits                                    828    1,047
    Time deposits of $100,000 or more                   598      872
    Other time deposits                               1,663    1,845
  Interest on securities sold under agreements
    to repurchase and Federal funds purchased           192      207
  Interest on other borrowed funds                       19       16
    Total interest expense                            5,217    5,854
Net interest income                                  15,108   11,907
Provision for loan losses                             4,282    2,775
  Net interest income after provision
    for loan losses                                  10,826    9,132
Other income:
  Service charges on deposits                           724      701
  Trust fees                                          1,781    1,717
  Other service charges, commissions and fees, net      791      822
  Securities losses (Note 4)                              0      (47)
  Other income                                          145      182
    Total other income                                3,441    3,375
Other expense:
  Salaries and benefits                               5,449    5,014
  Net occupancy expense                                 787      694
  Equipment expense                                     488      370
  Net cost (gain) from operating other real estate     (650)     150
  Other expense                                       3,096    2,711
    Total other expense                               9,170    8,939
Income before income taxes and cumulative
  effect of accounting change                         5,097    3,568
Applicable income taxes                               1,580      888
Net income before cumulative effect
  of accounting change                                3,517    2,680
Cumulative effect of accounting change (Note 9)           0      619
        Net income                                    3,517    3,299

Earnings per share before cumulative
  effect of accounting change                          0.69     0.52
Cumulative effect of accounting change (Note 9)        0.00     0.12
Earnings per share (Note 2)                            0.69     0.64

See accompanying notes to consolidated condensed financial statements.

                            SANTA BARBARA BANCORP & SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Unaudited)
                                  (dollars in thousands)

                                                     For the Three Months Ended March 31,
                                                           1994               1993
Cash flows from operating activities:
  Net Income                                                3,517              3,299
  Adjustments to reconcile net income to net cash
  provided by operations:
    Depreciation and amortization                             328                220
    Provision for loan losses                               4,282              2,775
    Benefit for deferred income taxes                      (2,112)              (550)
    Net amortization of investment securities
     discounts and premiums                                  (487)            (1,019)
    Net change in deferred loan origination and
     extension fees and costs                                 111                  2
    Decrease (increase) in accrued interest receivable        (58)               828
    Decrease in accrued interest payable                       (8)               (56)
    Decrease (increase) in income receivable                   49               (182)
    Increase in income taxes payable                        3,390                250
    Increase in prepaid expenses                             (143)            (1,595)
    Decrease in accrued expenses                             (903)            (1,714)
    Other operating activities                               (402)               363
     Net cash provided by operating activities              7,564              2,621
Cash flows from investing activities:
    Proceeds from sale of
     securities and bankers' acceptances                        0             19,882
    Proceeds from call or maturity of
     securities and bankers' acceptances                  129,077             37,195
    Purchase of securities                               (148,306)              (173)
    Net increase in loans made to customers                (5,479)            (9,894)
    Disposition of property from defaulted loans            2,970                512
    Purchase or investment in premises and equipment         (593)              (588)
     Net cash provided by (used in)
       investing activities                               (22,331)            46,934
Cash flows from financing activities:
    Net increase (decrease) in deposits                     7,147            (21,773)
    Net increase in borrowings with
     maturities of 90 days or less                         10,731              1,748
    Proceeds from issuance of common stock                     22                216
    Dividends paid                                           (912)              (831)
     Net cash provided by (used in) financing activities   16,988            (20,640)
  Net increase in cash and cash equivalents                 2,221             28,915
  Cash and cash equivalents at beginning of period         50,946             44,059
  Cash and cash equivalents at end of period               53,167             72,974

Supplemental disclosure:
  Cash paid during the three months ended:
    Interest                                                5,225              5,910
    Income taxes                                              302                570

  See accompanying notes to consolidated condensed financial statements

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 1994
(Unaudited)

1.     Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.     Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the three-month periods ended March 31, 1994 and 1993, the weighted average shares outstanding are as follows:

                        Three-Month Periods
                           Ended March 31,
                        1994            1993
Weighted average
shares outstanding    5,065,462     5,190,198

3.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. Notwithstanding this, the results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1993 have been reclassified to be consistent with the reporting for 1994.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

4.     Securities

In May 1993, the Financial Accounting Standards Board ("FASB") issued a pronouncement that changed the accounting for some of the securities held by the Company. The pronouncement, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") was implemented by the Company as of December 31, 1993. Implementation of the pronouncement required that the Company's securities be classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these critieria are accounted for at amortized historical cost. This means that the security is carried at its purchase price adjusted for the amortization of any premium or discount irrespective of later changes in its market value prior to maturity. Excluded from this category are securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio. Securities subject to sale for such reasons are considered available-for-sale.

Classification as available-for-sale is required for many of the Company's securities because they might be sold due to changes in interest rates or liquidity needs. These securities are reported in financial statements at fair value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as a separate component of shareholders' equity. In accordance with the provisions of SFAS 115, changes in the unrealized gains or losses will be shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

SFAS also provides for those securities which are purchased for later sale at a higher price to be classified as "trading securities." The Company does not purchase any securities for this purpose.

Book and market values of securities are as follows:



    (in thousands)                                 Gross        Gross       Estimated
                                     Amortized   Unrealized   Unrealized      Market
                                       Cost        Gains        Losses        Value
March 31, 1994:
Held-to-maturity:
  U.S. Treasury obligations           185,642        1,331       (4,417)      182,556
  U.S. Agency obligations               9,795            0         (386)        9,409
  State and municipal securities       78,047       12,980         (274)       90,753
                                      273,484       14,311       (5,077)      282,718
Available-for-sale:
  U.S. Treasury obligations           151,197          359         (529)      151,027
  U.S. Agency obligations              36,015            2           (3)       36,014
                                      187,212          361         (532)      187,041
                                      460,696       14,672       (5,609)      469,759

December 31, 1993:
Held-to-maturity:
  U.S. Treasury obligations           106,491        2,594         (512)      108,573
  U.S. Agency obligations               9,786            0          (11)        9,775
  State and municipal securities       78,197       18,644            0        96,841
                                      194,474       21,238         (523)      215,189
Available-for-sale:
  U.S. Treasury obligations           181,865        1,182          (17)      183,030
  U.S. Agency obligations               6,015            0           (1)        6,014
                                      187,880        1,182          (18)      189,044
                                      382,354       22,420         (541)      404,233

The Company does not expect to realize any significant amount of the unrealized gains shown above for several reasons. First, the state and municipal securities in the above table have irreplaceable tax-free characteristics, which outweigh the benefit of selling them in order to realize the gains that would result from their sale. Second, as indicated above, the Company intends to hold to maturity the U. S. Treasury securities that are classified as held-to-maturity. Third, while the Company's investment policy provides for the sale of certain "available-for-sale" taxable securities when the market value falls below the book value, in most situations the policy requires holding securities that have unrealized gains because they are earning rates of interest above what would be available from current investment alternatives.


(in thousands)
                                             Held-to-       Available-
                                             Maturity        for-Sale          Total
March 31, 1994:
Amortized cost:
  In one year or less                            3,602         109,448         113,050
  After one year through five years            223,709          76,736         300,445
  After five years through ten years            35,568           1,028          36,596
  After ten years                               10,605               0          10,605
                                               273,484         187,212         460,696
Estimated market value:
  In one year or less                            3,722         109,699         113,421
  After one year through five years            223,384          76,312         299,696
  After five years through ten years            44,594           1,030          45,624
  After ten years                               11,018               0          11,018
                                               282,718         187,041         469,759
December 31, 1993:
Amortized cost:
  In one year or less                            4,504         144,965         149,469
  After one year through five years            137,139          41,886         179,025
  After five years through ten years            36,463           1,029          37,492
  After ten years                               16,368               0          16,368
                                               194,474         187,880         382,354
Estimated market value:
  In one year or less                            4,694         145,650         150,344
  After one year through five years            141,799          42,364         184,163
  After five years through ten years            48,229           1,030          49,259
  After ten years                               20,467               0          20,467
                                               215,189         189,044         404,233

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.     Loans

The balances in the various loan categories are as follows:

(in thousands)                March 31, 1994  December 31, 1993
Real estate:
  Residential                     54,428            54,395
  Non-residential                124,357           123,534
  Construction                    40,080            41,030
Commercial loans                 164,578           168,227
Home equity loans                 34,486            36,219
Consumer loans                    40,679            27,331
Municipal tax-exempt obligations   9,292            11,888
Other loans                        1,600             1,606
  Total loans                    469,500           464,230

The loan balances at March 31, 1994 and December 31, 1993, are net of approximately $1,412,000 and $1,301,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statement of changes in allowance for loan losses (in thousands):

Balance, December 31, 1993                10,067
Provision for loan losses                  4,282
Loan losses charged to allowance            (237)
Loan recoveries credited to allowance        139
Balance, March 31, 1994                   14,251

6.     Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $328 and $220 for the three-month periods ended March 31, 1994 and 1993, respectively. The table below shows the balances by major category of fixed assets:


(in thousands)                   March 31, 1994                     December 31, 1993
                                   Accumulated   Net Book              Accumulated   Net Book
                          Cost     Depreciation   Value       Cost     Depreciation   Value
Land and buildings        5,915       2,760        3,155      5,613       2,717        2,896
Leasehold improvements    4,392       3,259        1,133      4,383       3,203        1,180
Furniture and equipment  10,273       7,644        2,629     10,004       7,423        2,581
    Total                20,580      13,663        6,917     20,000      13,343        6,657

7.     Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of March 31, 1994, and December 31, 1993, the Company had $1.4 million and $3.5 million in property from defaulted loans, respectively. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.

8.     Shareholders' Equity

On October 1, 1993, the Company made to its shareholders an Offer to Purchase for cash up to 250,000 shares of its common stock at $21.00 per share. The offer expired November 19, 1993. Approximately 155,000 shares were tendered by shareholders and purchased by the Company.

9.     Accounting Changes

As of the beginning of 1993, the Company implemented Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This statement required a change in the method by which the Company computes its income tax expense. With the adoption of this new standard, a one time gain of $619,500 relating to prior years was realized. This gain is shown as a cumulative effect of accounting change in the consolidated statement of income for the three month period ended March 31, 1993.

The implementation of SFAS 115 is discussed in Note 4 above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 1994 is higher than net income for both the same quarter of last year and the immediately preceding quarter. The Company has grown 4.9% in average total assets and 4.7% in average total deposits compared to the first quarter of 1993. This growth occurred while many other financial institutions were losing deposits, some intentionally as a method of managing their capital ratios.

The first quarter of 1994 saw a reversal of the trend of declining interest rates. Over the last several years the interest rates for most financial instruments had been steadily declining. For the Company, this had meant that the proceeds from maturing investments were reinvested at lower rates and term deposits renewed by customers were renewed at lower rates. In February, the Federal Reserve Board ("the Fed") raised short term interest rates in what was assumed to be a signal that they were prepared to slow the growth rate in the economy. Aside from being able to reinvest the funds from some maturing securities at higher rates than would otherwise have been the case, the Company felt little impact from this rise. The Company did not raise its base lending rate until after the Fed raised short-term rates a second time in late March. Deposit rates have only begun to increase subsequent to the end of the quarter. The Fed has raised rates again in the second quarter of 1994 and Management expects that the impact of the new rate environment will be felt more substantially from the second quarter through the end of the year.

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank and Trust (the "Bank"). The Bank is a state-chartered commercial bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is SBBT Service Corporation ("ServiceCorp"). ServiceCorp provides correspondent banking services such as check processing, internal auditing, and courier service to other financial institutions on the Central Coast of California. All references to "the Company" below apply to the Company and its subsidiaries.

Interest Rate Sensitivity

The Company functions as a financial intermediary, that is, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. Net interest income is the difference between the interest income earned on loans and investments and the interest expense paid on deposits and is expressed in dollars. Net interest margin is the ratio of net interest income to earning assets. This ratio allows the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company. If the Company is able to maintain the same percentage spread between interest income and interest expense as the Company grows, the amount of net interest income will increase.

Because the Company must maintain its net interest margin to remain profitable, the effects of changes in interest rates on the net interest margin are very important. Stated another way, with so many of its assets earning interest and so many of its liabilities requiring interest to be paid, the Company is subject to risks related to changing interest rates.

The primary risk is "market risk;" that is, the market value of loans, investments, and deposits will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security just issued because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline, namely, the market value of the security is higher than that of a newly issued comparable security. Therefore, the exposure to loss from market risk is from rising interest rates.

This exposure to "market risk" is managed by lessening the amount of fixed rate assets (loans or securities that earn interest at a rate fixed when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates and has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than two years. However, these means of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. If the Company were to make only variable loans and only purchase securities with very short maturities, its net interest margin would decline significantly.

The Company is also exposed to "interest rate risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid. This would occur because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is when a financial institution primarily holds longer-term assets but has shorter-term deposits. Many savings and loan institutions were hurt in the early 1980's by this kind of mismatch. They held large portfolios of long-term fixed rate loans with rates of 5-9% that had been made in the 1960's and 1970's when deposit rates were regulated at 4% or less. In the early 1980's, with deregulation of deposits and inflation, deposit rates soared above 15%.

The Company controls interest rate risk by matching the maturities and repricing opportunities of assets and liabilities. When this matching is properly carried out, it should ensure that if the interest rates for a significantly large proportion of the Company's loans or securities decrease, the Company should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans or securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets. As a percentage of assets, the Company's target is to be no more than 10% plus or minus in any of the three periods within one year, with the emphasis on the first two periods.

Many of the categories of assets and liabilities on the balance sheet do not have specific maturities. The Company assigns these pools of funds to a likely repricing period. The assumptions underlying the assignment of the various classes of non-term assets and liabilities are somewhat arbitrary, however, in that the timing of the repricing is primarily a function of competitive influences, i.e. whether other financial institutions are changing their rates.

The first period shown in the report covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there would be little time to correct a mismatch if it is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period by a margin above the 10% target--and interest rates rose suddenly, the Company would have to wait for up to three months before enough assets could be repriced to offset the higher interest expense on the liabilities. As of March 31, 1994, the Company was well within its target range for this first period and is quite well matched.

While the Company is also well within its target range in the next period, "After three months but within six," there is a larger negative gap for the third period, "After six months but within one year." This mismatch is caused by the large amounts of transaction deposit accounts that the Company assumes will not be repriced sooner than six months. If interest rates continue to rise over the next six months to a year, there will be some negative impact from the repricing of these deposits. This impact will be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. The Company does attempt to loosely match its long-term municipal portfolio with long-term IRA certificates of deposit, but most of the other assets that have scheduled maturities in this period are highly liquid Treasury Notes that would be sold if interest rates rise, thereby achieving a repricing. These sales in a rising interest rate environment would involve some losses, but they are minimized by the Company's investment policy as explained below.

Table 1 INTEREST RATE SENSITIVITY              After three After six  After one              Non-interest
As of March 31, 1994                  Within     months      months    year but              bearing or
(in thousands)                        three    but within  but within   within   After five  non-repricing
                                      months      six       one year     five      years       items        Total
Assets:
Loans                                 323,912     48,100      28,231     52,988     15,968         301      469,500
Cash and due from banks                     0          0           0          0          0      38,167       38,167
Federal Funds                          15,000          0           0          0          0           0       15,000
Securities:
  Held-to-maturity                          0      1,050       2,552    223,709     46,173           0      273,484
  Available-for-sale                   25,056     40,037      44,606     76,312      1,030           0      187,041
Bankers' acceptances                    4,986          0           0          0          0           0        4,986
Other assets                                0          0           0          0          0      13,297       13,297
Total assets                          368,954     89,187      75,389    353,009     63,171      51,765    1,001,475

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased           31,058          0           0          0          0           0       31,058
  Other borrowings                      1,000          0           0          0          0           0        1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts              284,280          0     252,236          0          0           0      536,516
  Time deposits                        80,841     49,441      34,096     55,084      2,170           0      221,632
Demand deposits                             0          0           0          0          0     115,252      115,252
Other liabilities                           0          0           0          0          0       8,183        8,183
Shareholders' equity                        0          0           0          0          0      87,834       87,834
Total liabilities and
  shareholders' equity                397,179     49,441     286,332     55,084      2,170     211,269    1,001,475
Interest rate-
  sensitivity gap                     (28,225)    39,746    (210,943)   297,925     61,001    (159,504)
Gap as a percentage of
  total assets                         (2.82%)     3.97%     (21.06%)    29.75%      6.09%     (15.93%)
Cumulative interest
  rate-sensitivity gap                (28,225)    11,521    (199,422)    98,503    159,504

Note: Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as non-interest bearing or non-repricing items.


As noted above, interest rates recently have been rising after a prolonged decline. The most widely watched short-term interest rate is probably the money center banks' prime lending rate. Publicly announced changes for the money center banks and the Company beginning with a rate of 10% at the beginning of 1990, are as shown in the table below. As with a number of community banks, the Company uses a "base lending rate" from which it sets the rates charged to individual customers. This base lending rate is set by the Company with reference to the local market conditions as well as the money center banks' prime lending rate. Also like other community banks, the Company trailed the decreases in the prime lending rate of the money center banks. This departure from national prime is a recognition that money center banks have access to different short-term funding sources which smaller banks cannot efficiently utilize.

While the Company's base lending rate had not changed for 20 months, changes in other rates have nonetheless occurred and have had important effects on the Company. The specific effects on this quarter and those which might be anticipated in the future are discussed in various sections of this analysis.

Table 2--LENDING RATES
                    Prime Lending       Base Lending
                  Rate for Typical     Rate for Santa
                  Money Center Bank    Barbara Bancorp

     January, 1990     10.00%              10.00%
     January, 1991      9.50%              10.00%
     February, 1991     9.00%               9.50%
     May, 1991          8.50%               9.00%
     September, 1991    8.00%               8.50%
     November, 1991     7.50%               8.00%
     December, 1991     6.50%               7.50%
     July, 1992         6.00%               7.00%
     March, 1994        6.25%               7.25%
     April, 1994        6.75%               7.75%

Total Assets and Earning Assets

Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters. The chart below shows the growth in average total assets and deposits since the last quarter of 1991. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. The chart exemplifies the normal pattern of asset and deposit growth for the Company--relatively steady increases with first quarter deposits sometimes less than the fourth quarter of the prior year.

(A chart is placed here in the printed copy of this filing. The chart is a column graph with two columns for each quarter from the fourth quarter of 1991 to the first quarter of 1994. One column is for the balance of average total assets and the other for average deposits. The columns show a steady upward trend with some variability as described in the paragraph above.)

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.2% of its assets during the first quarter of 1994. This compares with an average of 85.4% for all FDIC-Insured Commercial Banks and 87.7% for the Company's Southern California peers for the fourth quarter of 1993.<F1> Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable are not built up; (2) the Company has long-term leases on most of its facilities rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allows it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $88.1 million more assets earning interest than would be the case if the Company's ratio were similar to its peers. If it is assumed that these extra assets would be earning at the average rate earned on U. S. Treasury and Agency securities held by the Company during the first quarter, this has resulted in about $1.1 million in additional pre-tax income for the first quarter of 1994.

Deposits and Related Interest Expense

As shown both in the preceding chart and in Table 3 below, average deposits have continued to grow. Average total deposits for the first quarter of 1994 increased 4.7% from average deposits a year ago.

Growth in Average Deposit Balances

Table 3 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last five quarters (dollars in millions).

Table--AVERAGE DEPOSITS AND RATES
1993                    1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
NOW/MMDA                  323.2    2.34%    340.0    2.18%    364.3    2.15%   377.3    2.10%
Savings                   153.5    2.77     152.3    2.52     154.5    2.41    154.6    2.24
Time deposits 100+         93.1    3.80      83.4    3.63      75.7    3.42     73.8    3.38
Other time                160.5    4.66     160.5    4.57     157.5    4.45    156.1    4.38
  Total interest-bearing
      deposits            730.3    3.13%    736.2    2.93%    752.0    2.81%   761.8    2.72%
Non-interest-bearing       96.4              99.0              99.6            106.4
  Total deposits          826.7             835.2             851.6            868.2
1994                    1st Quarter
NOW/MMDA                  371.2    2.09%
Savings                   149.4    2.25
Time deposits 100+         72.3    3.35
Other time                155.1    4.35
  Total interest-bearing
      deposits            748.0    2.72%
Non-interest-bearing      117.5
  Total deposits          865.5

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. These factors have allowed the Company to increase its market share of local deposits by maintaining quite competitive deposit rates. The increases have come through the introduction of new deposit products and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

The growth trends of the individual types of deposits, are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the first quarter of 1993, the growth in deposits during the last four quarters came in the interest-bearing transaction accounts. During 1993, as market interest rates were declining, most banks, including the Company, did not lower interest rates paid on their transaction accounts as much as they had on the certificates of deposit. Therefore, with less of an interest rate differential to encourage them to purchase term certificates, and a common view that it would be better to remain liquid in preparation for what had been considered an inevitable rise in interest rates, new customers generally placed their deposits in non-term accounts. If not placed in transaction accounts, funds from maturing CD's have often been taken by customers to outside mutual funds or brokerage accounts.

As shown in Table 3, there has been some growth in non-interest bearing demand accounts during the last year. However, approximately $10.0 million of the average balance for the first quarter relates to outstanding checks from the refund anticipation loan program. Without this account, which will have an average balance of less than a million dollars in the second quarter of 1994, the average balance for non-interest bearing demand deposits would still have shown about 11.5% growth in the last year. Without this account, the average balance for all deposits for the quarter would have increased 3.5% from the first quarter of last year instead of 4.7%, and would have declined by 1.5% from the fourth quarter of 1993, a decline comparable to the 1.0% decline in the average balance from the fourth quarter of 1992 to the first quarter of 1993.

Banks that are insured by the Bank Insurance Fund of the FDIC are required to notify that agency 30 days in advance if they plan to increase their assets 7.5% or more over any three-month period through the solicitation, in any combination, of fully insured brokered deposits, fully insured out-of-territory deposits, or secured borrowings, including repurchase agreements. This requirement applies to the Bank, the principal subsidiary of the Company. While the Company does forecast continued asset growth, it is not expected that the growth will exceed 7.5% in any one quarter. In addition, the Bank currently does not solicit and does not intend in the future to solicit any brokered deposits or out-of-territory deposits. Because these types of accounts are highly volatile, they present major problems in liquidity management to a depository institution unless it is prepared to continue to offer very high interest rates to keep the deposits. Therefore, the Bank has taken specific steps to discourage even unsolicited out-of-territory deposits in the $100,000 range and above. While the Bank does offer repurchase agreements, the average balance has remained stable over the last several quarters.

Interest Rates Paid

The interest rates paid on deposits in the first quarter of 1994 were virtually identical with the rates paid in the last quarter of 1993, but lower than the rates paid a year ago. This is because average deposit rates generally lag market rates. During the latter part of the first quarter of 1994 and the early part of the second quarter, the Company increased some of its rates on certificates of deposit, so it would be expected that the average rates will show an increase in the second quarter, depending on the number of new certificates and maturing certificates that are renewed at the higher rates. Savings, money market and NOW account rates have not yet been increased.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for amounts and therefore one would normally expect that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 3, this has not been the case during the last five quarters. There are three primary reasons for this.

First, as indicated in the next section of this discussion, there has been a much lower demand for loans over the last two years because of the sluggish economy. This factor, together with what are still relatively low rates currently available from short-term securities, has made the Company reluctant to encourage large deposits that are not the result of stable customer relationships. Therefore, the interest rate premium on time deposits over $100,000 for some maturities is now only 1/20 of 1%. This compares with a premium of 1/4 of 1% three years ago and 3/4 of 1% six years ago. Second, the time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, they reprice more frequently. In a declining interest rate environment, that means that their average rate paid will decline faster. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts and they tend to have longer terms. Therefore, some are still paying quite high rates set several years ago. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Loans and Related Interest Income

Table 4 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields <F2> over the last six quarters (dollars in millions).

Table 4 LOAN BALANCES AND YIELDS
                           EOP        Average      Interest     Average
Quarter Ended          Outstanding  Outstanding    and Fees      Yield
December       1992       477.2        474.9        10.98         9.19
March          1993       474.3        485.5        11.73         9.72
June           1993       472.1        477.6        10.91         9.12
September      1993       451.6        465.4        10.55         9.01
December       1993       464.2        457.7        10.36         9.00
March          1994       469.5        488.6        14.23        11.73

Change in Average Loan Balances

Due to the slow-down in the economy, the loan portfolio balance began to decline in the fourth quarter of 1990 and there have been decreases in the average balance for the majority of the subsequent quarters. The first quarters of both 1993 and 1994 show the impact of the tax refund anticipation loans ("RAL's") that the Company makes. These loans are described below. They averaged $29.5 million for the first quarter of 1994 and $5.3 million for the first quarter of 1993. There were $13.9 million outstanding at March 31, 1994. Eliminating these loans from the above table would show average loans for the first quarter of 1994 just slightly higher than for the fourth quarter of 1993.

During 1993, for an unusually large amount of loans, the Company had to foreclose on some collateral or recognize that the collateral was "in-substance" foreclosed. In such cases the carrying amounts of the loans are adjusted to the estimated market value of the collateral if lower than the outstanding amount of the loan. This lower of cost or market is reported among other assets rather than in the loan portfolio, causing some of the decrease in the balances in the preceding table for 1993.

The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated in order to manage market and interest rate risks and liquidity. If interest rates continue to rise, consumer demand for these loans may decline, especially if initially lower "teaser" rates again become prevalent to entice borrowers to choose adjustable rate notes. In such circumstances, the Company might retain a larger percentage of the residential loans it originates.

The RAL's are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. Almost all of the loans are made in the first quarter of the year. In 1993, there was an average of $5.3 million outstanding during the first quarter. The average loan was for about $1,100 and was outstanding for 20 days before the Company received payment from the IRS. The Company earned a fixed fee per loan for advancing the funds.

The Company signficantly expanded the program for the 1994 tax season. As of the end of the first quarter of 1994, the Company had lent $225 million to 145,000 taxpayers. The average loan was for $1,550 and was outstanding about 12 days.

On September 29, 1993, the Company sold its portfolio of credit card loans. Outstanding balances at the time of the sale were $7.7 million. The Company continued to service the portfolio for the purchasing bank until March 1994, but the outstanding balances were not shown as loans of the Company, and the average balances of loans in the fourth quarter of 1993 and the first quarter of 1994 are lower because of the sale. The Company will continue to issue credit cards, but it will not be responsible for collections or losses from defaults, nor will it receive interest earned on the outstanding balances.

Interest and Fees Earned and the Effect of Changing Interest Rates

A large proportion of the loan portfolio is made up of loans that have variable rates that are tied to the Company's base lending rate or to the cost of funds index for the 11th District of the Federal Home Loan Bank. Approximately 90% of both the commercial loans and the real estate construction loans are tied to the Company's base lending rate, and approximately one quarter of the real estate mortgage loans are tied to the 11th District Cost of Funds Index (COFI). The loans that are tied to the Company's base lending rate adjust immediately to any change in that rate while the loans tied to COFI usually adjust every six months or less. The interest rates on the fixed rate loans do not change directly with the base lending rate or any other index, but are subject to prepayment when the current market rate for any specific type of loan has declined sufficiently below the contractual rate on the loan to warrant refinancing. Therefore, it would be expected that average yields on the portfolio would follow declines in market interest rates with some lag, and then catch up if rates remain stable for a period of time.

The yields shown in Table 4 for the first quarters of 1993 and 1994 are significantly affected by the income from the RAL program. Average yields for the two quarters without the effect of RAL's were 9.04% and 8.67%, respectively.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers. Among these are credit lines with unused balances of $116.9 million, undisbursed loans of $15.8 million, and other loan or letter of credit commitments of $37.2 million. The corresponding figures for March 31, 1993 were $147.0 million, $16.0 million, and $32.3 million, respectively. Most of the decrease in the unused balances of credit lines is due to the sale of the credit card portfolio mentioned above. The decrease in undisbursed loans is due to the decline in real estate construction activity. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be used by customers.

The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition to the balance reported. Because the fees are generally less than the costs for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses (sometimes called a "reserve") is provided in recognition that not all loans will be totally paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the loan portfolio, even those not yet identified. The adequacy of the allowance is based on the size of the loan portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual loans and Management's outlook for the local and national economies and how they might affect borrowers.

The size of the loan portfolio has been declining over the last two years. However, because this decline has been due to a slower economy that has also led to more charge-offs, Management has not used this decline as a reason to decrease the allowance.

While reflective of developments in the loan portfolio during the quarter, it is assumed that net charge-offs for 1994 will be higher than the figure that would result from annualizing the net charge-offs of $97,000 for the first quarter of 1994. From the beginning of 1988 through 1992, the Company's ratio of net charge-offs to average total loans and leases averaged one quarter as much as that of the average FDIC bank and one third that of its Southern California peers. However, in 1993 the Company's ratio increased to 1.15% compared to 0.84% for all FDIC banks and 1.51% for its Southern Califoria peers. In 1993, the Company charged off a portion ($3.3 million) of one large loan to recognize the decline in value of its real estate collateral before foreclosing on the property. In addition, the RAL program generated significant net charge-offs of about $588,000. Because these refund anticipation loans are made to customers all over the country who have no other relationship with the Company, the loss rate is fairly high, about 1.40%. The higher loss rate is nonetheless more than covered by the fees charged by the program (about $1,048,000), and the higher level of net charge-offs is considered to be part of the cost of entering this line of business.

While the losses that will result from the expanded 1994 RAL program will not be known until the end of the second quarter, the Company is estimating they will total approximately $2.3 million. This represents about 1.0% of loans made and reflects improvements in screening preparers and borrowers for 1994. These losses plus the operating expense are more than covered by the fees earned through quarter-end of $4.3 million. Because these loans are less than 90 days old, none are included in the non-current loan totals for March 31, 1994.

Management continues to closely monitor the condition of the remainder of the loan portfolio. Table 5 shows the amounts of non-current loans and non-performing assets for the Company at the end of the first quarter of 1994 and at the end of the fourth, third, and first quarters of 1993 in thousands of dollars. Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets.

Included in the table is comparable data <F3> regarding the Company's Southern California peers at December 31, September 30 and March 31, 1993. The Company's coverage ratio remains at almost three times that of its average Southern California peer bank at December 31, 1993.

While non-current loans are always a cause of concern, the amount of these loans shown for the Company as of March 31, 1994, does not equate directly with future charge-offs. Most of these loans are well secured by collateral. Nonetheless, Management still considered it prudent in 1993 and the first quarter of 1994 to continue to increase the allowance for loan losses through generous quarterly provisions (bad debt expense). The Company charged $4.3 million to the provision in the first quarter of 1994, compared to $2.8 million for the comparable period of 1993. This results in an allowance that is 3.04% of loans outstanding. This ratio is temporarily higher than the ratio the Company anticipates for the remainder of the year, because of the extra provision recorded in the first quarter to cover RAL losses that will be charged-off in the second quarter. The average for all FDIC insured banks of comparable size is 2.46%, and the average for the Company's Southern California peers is 3.15%.<F4> Although the Company's ratio of allowance to total loans is less than that of the average ratio for its Southern California peers, Management believes that this is justified because the Company's coverage ratio of allowance to non-current loans is almost three times that of its peers since the Company has a much lower proportion of non-current loans than its peers.

Management anticipates that over the next several quarters, until economic recovery is established, net charge-offs may be larger than the historical averages, and that, in any given quarter, delinquent loans may increase. To mitigate the effects of this, Management intends to continue to review the situation each quarter, and may continue to increase the amount of the allowance even though the total average balance of the loan portfolio is decreasing (after consideration of the increase in the average balance of loans due to the RAL's). Management expects that the Company's credit quality ratios should therefore continue to be substantially more favorable than those of the average peer bank.

Table--5 ASSET QUALITY
                                 March 31, 1994  December 31, 1993    September 30, 1993   March 31, 1993

                                   Company         Company              Company              Company
Loans delinquent
90 days or more                        348             862                  685                  533
Non-accrual loans                    5,308           3,126                2,370                  958
   Total non-current loans           5,656           3,988                3,055                1,491
Foreclosed real estate               1,423           3,479               14,542               14,882
   Total non-performing assets       7,079           7,467               17,597               16,373
                                                             So. Cal             So. Cal                So. Cal
                                                              Peer                Peer                    Peer
                                   Company         Company   Group      Company  Group       Company     Group
Coverage ratio of allowance
  for loan losses to non-current
  loans and leases                    252%            252%     87%         300%    72%          676%        80%
Ratio of non-current loans
  to total loans and leases          1.20%           0.86%   4.37%        0.80%  5.13%         0.31%      4.43%
Ratio of non-performing
  assets to average total assets     0.71%           0.75%   3.71%        1.82%  4.51%         1.74%      4.08%

The Company's ratio of non-performing assets to average total assets substantially decreased during the fourth quarter of 1993 because of sales of foreclosed properties (at a gain of $600,000). There were additional sales in the first quarter of 1994 (at a net gain of $907,000) but the effect of these sales on the ratio was partially offset by additional loans that needed to be placed in non-accrual status.

Securities and Related Interest Income

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). This new pronouncement requires that securities be classified in one of three categories when they are purchased. The first category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are carried on the balance sheet at their amortized historical cost. That is, they are carried at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased with the intent of later selling them for a gain, the securities are classified as "trading assets." Assets held in a trading account are required to be carried on the balance sheet at their current market value. Changes in the market value of the securities are recognized in the income statement for each period in which they occur as unrealized gain or loss. Securities that do not meet the criteria for either of these categories, e.g. securities which might be sold to meet liquidity requirements or to effect a better asset/liability maturity matching, are classified as "available-for-sale." They are carried on the balance sheet at market value like trading securities, but unlike trading securities, changes in their market value are not recognized in the income statement for the period. Instead, the unrealized gain or loss (net of tax effect) is reported as a separate component of equity. Changes in the market value are reported as changes to this component.

The Company has created two separate portfolios of securities. The first portfolio is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio, the "Liquidity Portfolio," is be made up almost entirely of the shorter term taxable securities. The Company specifies the portfolio into which each security will be classified at the time of purchase.

Securities purchased for the earnings portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated. Under the provisions of FASB 115, contemplation of sale for these reasons does not require classification as available-for-sale. The accounting for these securities will therefore continue to be based on amortized historical cost.

In general, it will be the practice of the Company to purchase for the two portfolios according to the following priorities. Taxable securities, usually U.S. Government obligations with maturities of two years to five years, will be purchased for the liquidity portfolio. The size of the liquidity portfolio will vary based on loan demand, deposit growth, and the scheduled maturities of other securities. To the extent that estimated liquidity needs are met, tax-exempt municipals that meet credit quality standards will be purchased for the earnings portfolio up to an amount that does not trigger the Alternative Minimum Tax described below in "Income Taxes." Lastly, taxable securities, generally U. S. Government obligations with maturities of five years or longer, may be purchased for the earnings portfolio.

The Effects of Interest Rates on the Composition of the Investment
Portfolio

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last five quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. Computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as what is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 41%.


Table 6 AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD
1993                    1st Quarter        2nd Quarter        3rd Quarter        4th Quarter
U.S. Treasury          297.0   5.83%      296.4   5.79%      293.1   5.68%      294.2   5.53%
U.S. Agency              0.0   0.00         1.2   3.62         5.5   3.80        15.1   4.34
Tax-Exempt              75.5  13.30        76.2  13.29        77.5  13.21        77.6  13.09
  Total                372.5   7.34%      373.8   7.32%      376.1   7.21%      386.9   7.00%

1994                    1st Quarter
U.S. Treasury          305.4   5.28%
U.S. Agency             20.8   4.61
Tax-Exempt              78.0  13.20
  Total                404.2   6.77%

The Company's investment practice has been to shorten the average maturity of its investments while interest rates are rising, and lengthen the average maturity as rates are declining, and this is expected to continue within the two portfolios. When interest rates are rising, short maturity investments are preferred because principal is better protected and average interest yields closely follow market rates since the Company is buying new securities more frequently to replace those maturing. When rates are declining, longer maturities are preferable because their purchase tends to "lock-in" higher rates. Generally, "longer maturities" has meant purchases in the two-to-five year range. The two-year securities are generally purchased in $10 million increments, and the three and five-year securities in $5 million and $2 million increments, respectively.

Because of the sustained general downward trend in interest rates during the last several years, the Company's investment policy called for continued purchases of securities so long as immediate liquidity needs could be met. The effect on the average yield of securities from the reinvestment of maturing securities at progressively lower rates is shown in Table 6 as $50 million in U. S. Treasury securities matured in the fourth quarter of 1993 and $70 million matured in the first quarter of 1994. The effect is especially apparent by comparing the 6.77% overall yield for the first quarter of 1994 with the 7.34% overall yield for the same quarter a year earlier.

Investments in most tax-exempt securities became less advantageous because of the effect of certain provisions of the Tax Reform Act of 1986 ("TRA"). Those provisions did not affect securities purchased before the passage of the act which make up the majority of the Company's tax-exempt securities. There is still more than a sufficient differential between the taxable equivalent yields on these securities and yields on taxable securities to justify holding them to maturity. The average maturity is approximately eight years.

Certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities, and the Company must do a careful credit evaluation of the issuer. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be so great as to trigger the Alternative Minimum Tax or the tax advantage will be lost. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount (the periodic recognition as interest income of the difference between the purchase cost and the par value that will be paid upon maturity).

Losses on Securities Sales

When interest rates rise, the market value of a fixed rate security declines; the market value increases when rates decline. The decline in market value occurs because investors will pay less for a security that earns interest at a rate less than that which is available on a newly issued comparable security. Correspondingly, in a declining interest rate environment, an investor will pay more for an older security that pays interest at a higher rate than the latest issues of comparable maturity.

Banks have found that they are reluctant to sell a security if the increase in interest rates is such that the loss resulting from the sale of the security would have a significantly negative impact on earnings. In such cases, the holder of the security should no longer consider the security to be available for liquidity, even if there may be an active market for the security, because the earnings penalty upon sale is too great. Instead, banks sell other securities that are not below the current market. In periods of rising interest rates, this can cause an institution to end up with large unrealized losses in its portfolios. This phenomenon was in large part the impetus for the FASB to develop and regulators to support the classification of most non-trading securities as available-for-sale with balance sheet reporting at market value.

The Company's policy calls for it to sell those securities in its liquidity portfolio which have more than a year remaining until maturity if their market value has declined to a certain point. That point is reached when their yield to maturity based on their current market value is 25 basis points (1/4 of 1%) more than the yield to maturity based on their original purchase price. By limiting how much decline in market value is allowed to occur before securities are sold, this provision is designed to maintain the liquidity of the securities in the liquidity portfolio. It also recognitizes that the difference in market value between an older security with a lower rate and a newer security with an interest rate at or near market approximates the present value of the higher future earnings that would be available if the Company were to sell the lower yielding security and invest in the more recent issue. In other words, when interest rates move higher and a security declines in value, the holder can either recognize the loss immediately through sale and make it up in higher future earnings, or the holder can refrain from immediately recognizing the loss but earn less on its funds until the maturity of the security. While Management occasionally makes exceptions to this provision, the policy expresses its preference for the former course of action.

Even while generally trending down during the last several years, there is always some variation in the market rates for Treasury securities. Under the investment policy described above, short-term reversals in the general trend can trigger sales of securities recently purchased, accounting for the losses. When rates are generally flat, few or no sales are triggered.

Because the Company follows the practice of holding securities that have a market value above cost and selling securities when the value has declined to a certain point, it is expected that there will seldom be gains from sales of securities. Table 7 shows the net amounts of losses from the sale of securities for the last six quarters (dollars in thousands).

Table 7--LOSSES ON SECURITIES SALES

Quarter Ended               Losses

December     1992           (103)
March        1993            (47)
June         1993              0
September    1993              0
December     1993              0
March        1994              0

Rates have increased subsequent to March 31, 1994 to trigger some sales with consequent losses.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals, is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 8 illustrates the average funds sold position of the Company and the average yields over the last six quarters (dollars in millions).

Table 8--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                              Average        Average
Quarter Ended               Outstanding       Yield
December     1992              2.3            2.90%
March        1993             18.2            3.02
June         1993             31.3            2.91
September    1993             36.1            2.96
December     1993             21.8            2.97
March        1994              4.9            3.31

When interest rates are rising, keeping larger amounts in Federal funds benefits the Company because its excess funds earn interest at the market rate. When rates are declining, the Company generally decreases the amount of funds sold and instead purchases Treasury securities and/or bankers' acceptances. When rates are stable, the balance of Federal funds is determined more by available liquidity than by policy concerns. In the third and fourth quarters of 1993, excess funds that might otherwise have been sold as Federal funds were instead invested in short term U. S. Treasury securities and bankers' acceptances maturing in the first quarter of 1994 to provide funding for the RAL program. In the first quarter of 1994, virtually all available funds were used to support the program, leaving few funds for sale.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to 6-month U.S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U.S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 9 discloses the average balances and yields of bankers' acceptances for the last six quarters (dollars in millions).

Table 9--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                          Average        Average
Quarter Ended           Outstanding       Yield

December     1992          14.3           3.53%
March        1993          13.4           3.52
June         1993           0.0           0.00
September    1993          16.0           3.34
December     1993          60.8           3.32
March        1994          33.7           3.31

About $35 million in bankers' acceptances were purchased in the fourth quarter of 1992 to mature in the first quarter of 1993 to provide funding for the Company's refund anticipation loan program. When these matured, they were not immediately replaced. However, the Company recognized the need to provide a significant amount of funds in the first quarter of 1994 for the planned expansion of the RAL program. With rates on acceptances comparing favorably to shorter-term U. S. Treasury securities, significant purchases were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. As the RAL's were repaid, the funds were used to purchase securities with longer maturities, thereby reducing the Company's holdings to one $5 million acceptance at March 31, 1994.

Other Borrowings and Related Interest Expense

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total short-term component represents a very small portion of the Company's source of funds (less than 5%) and shows little variation in total, all of the short-term items have been combined for the the following table. Interest rates on these short-term borrowings change over time, generally in the same direction as interest rates on deposits.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last six quarters.

Table 10--OTHER BORROWINGS

                         Average        Average       Percentage of
Quarter Ended          Outstanding       Rate     Average Total Assets

December     1992          39.2          3.02%           4.1%
March        1993          30.7          2.94            3.3
June         1993          27.4          2.89            2.9
September    1993          23.0          2.83            2.4
December     1993          29.1          2.88            2.9
March        1994          28.8          2.97            2.9

Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. As the number of customers and the size of portfolios have grown, the fees have increased. These fees are recorded when probates close. Table 11 shows trust income over the last six quarters (in thousands).

Table 11--TRUST INCOME

Quarter Ended        Trust Income

December  1992          1,491
March     1993          1,717
June      1993          1,484
September 1993          1,682
December  1993          1,706
March     1994          1,781

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $179,000 of the fees earned in the first quarter of 1994 and $226,000 and $32,000 of the fees earned in the first and second quarters of 1993, respectively. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon completion that the fee is established by the court. After adjustment for these seasonal and non-recurring items, there is a general increasing trend in trust income. New customers bringing additional trust assets to the Company and higher prices in the stock and bond markets have caused the market value of assets to increase substantially over the last several years.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing, escrow fees, and a number of other fees charged for special services provided to customers. The quarterly amounts for some of these fees tend to vary based on the local economy. For instance, in 1993, a slower real estate market resulted in lower escrow fees. Similarly, credit card spending had been down for several quarters, so less fees were earned for processing. There was an increased volume of drafts submitted during the third quarter of 1993, accounting for about $70,000 of the increase over the prior quarter.

Categories of non-interest operating income other than trust fees are shown in Table 12 for the last six quarters (in thousands).



Table 12--OTHER INCOME
                                         Other Service
                    Service Charges         Charges,
                      on Deposit          Commissions          Other
Quarter Ended          Accounts             & Fees             Income

December     1992         682                929                278
March        1993         701                822                182
June         1993         702                916                190
September    1993         709              1,043                236
December     1993         713              1,012                334
March        1994         724                791                145

The amounts for the first quarter of 1994 are lower than for previous quarters for several reasons. In addition to interest earned on outstanding credit card balances, which up to the time of the sale of the credit card portfolio at the end of the third quarter of 1993 were reported with other interest income, there are also other fees related to credit card processing. When a merchant deposits credit card charges with a bank, the merchant is charged a fee. The bank with which a merchant deposits credit card charges earns a portion of that fee, and the bank that issued the card earns a portion of the fee. Prior to the sale of the credit card portfolio, the Company earned fees for the use of their cards by its customers. Approximately $134,000 of the $1,043,000 in Charges, Commissions & Fees for the third quarter of 1993 were fees of this type. These fees have not been earned after the third quarter of 1993 because of the sale. By the terms of the sales agreement with the purchaser of the portfolio, some fees will be earned from the purchasing bank based on the number of cards outstanding and purchases by these cardholders, but these fees are less than what was earned when the Company owned the portfolio. These fees were approximately $55,000 for the first quarter of 1994. The Company continues to earn the portion of the fees related to the merchant, because the merchant processing activity was not sold. Management anticipates that total other service charges, commissions and fees will average around $900,000 over the next few quarters.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it must defer them and recognize them as interest income over the term of the loan. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than interest income. In the fourth quarters of 1992 and 1993, the Company originated a significant number of fixed rate mortgages, many of them refinancings, that it immediately sold to other financial institutions or insurance companies. The larger-than-usual balance of refinancings in the fourth quarter of 1993 appeared to be related to consumers' fears that rates were starting to rise and that this would be their last chance to "lock in" lower rates. The Company did many fewer refinancings in the first quarter of 1994. Gains recognized because of the susbsequent sale of these notes totaled approximately $75,000 compared with approximately $196,000 in the fourth quarter of 1993. If rates continue to rise, it would be expected that refinancings will remain at a lower level.

Staff Expense

The Company has closely monitored staff size and in the last two years has managed to hold the increase in the average number of employees to about 4.4% (about 15 employees) while average assets increased about 10% and the market value of trust assets under administration increased by 35%. With the rate of inflation running very low, merit increases have averaged 5% or less the last two years.

The amounts shown for Profit Sharing and Other Employee Benefits include
(1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums, payroll taxes, and (3) workers' compensation insurance. The signficant decrease in this expense from the third quarter of 1993 to the fourth quarter of 1993 and the significant increase for the first quarter of 1994 are due to several factors. The first factor relates to the Company's contributions to the profit sharing and retiree health plans. These contributions are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution adjusted to add back loan loss provision and subtract actual charge-offs. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it had been. The Company had been accruing during the first three quarters of 1993 at the 1992 rate and so needed to adjust the amount in the fourth quarter. In the first quarter of 1994, the Company accrued for these contributions at a higher rate, in accordance with the projection that net charge-offs will not be as great in 1994 as in 1993.

The second factor relates to payroll taxes. An estimated amount for officer bonuses is accrued as salary expense during the year because the bonuses are based on the financial performance for that year. However, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore the payroll taxes relating to the bonuses for the prior year are all charged as expense in the first quarter of the current year, accounting for a portion (approximately $76,000) of the increase from the fourth quarter of 1993 to the first quarter of 1994. Related to this is the fact that payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter. On just a slightly higher salary level, payroll taxes were about $127,000 more in the first quarter of 1994 than the fourth quarter of 1993.

Table 13 shows the amounts of staff expense incurred over the last six quarters (in thousands).

Table 13--STAFF EXPENSE

                         Salary and          Profit Sharing and
Quarter Ended        Other Compensation    Other Employee Benefits

December     1992          3,577                    1,110
March        1993          3,709                    1,305
June         1993          3,785                    1,077
September    1993          3,828                    1,140
December     1993          4,010                      787
March        1994          4,096                    1,353

As discussed above in "Loans and Related Interest Income," the accounting standard relating to loan fees and origination costs requires that salary expenditures related to originating loans not be immediately recognized as expenses, but instead be deferred and then amortized over the life of the loan as a reduction of interest and fee income for the loan portfolio. Compensation actually paid to employees in each of the above listed periods is thus higher than shown by an amount ranging from $125,000 to $275,000, depending on the number of loans originated during that quarter.

Other Operating Expenses

The Company has made a serious effort to contain non-interest expense. A way of measuring this is by computing an operating efficiency ratio. This ratio is the amount of non-interest expense (including salaries and benefits as well as the other operating expenses discussed in this section) divided by the sum of net interest income and non-interest income. The provision for loan loss and the effect of gains or losses from sales of securities are omitted from the computation. The Company's operating efficiency ratio for the year 1993 was 62.0%. This means that it cost the Company sixty-two cents to earn a dollar of income. This compares with a ratio of 65.5% for all FDIC banks of $100 million to $1 billion in asset size for 1993. For the year of 1993, the Company's lower ratio meant $2.1 million less operating expense was incurred than the FDIC peer ratio would indicate was incurred at the average peer bank of comparable size. The Company's operating efficiency ratio for the first quarter of 1994 is 49.4%, but that number is significantly impacted by the large amount of RAL fees and the gains on the sale of OREO that will not occur during the remainder of the year. The Company is working to bring the ratio below 60% for the year 1994.

Table 14 shows other operating expenses over the last six quarters (dollars in thousands).

Table 14--OTHER OPERATING EXPENSE

                          Occupancy Expense    Furniture &          Other
Quarter Ended               Bank Premises       Equipment          Expense

December     1992               728                370              3,018
March        1993               694                370              2,711
June         1993               686                420              2,749
September    1993               792                488              2,672
December     1993               817                539              3,459
March        1994               787                488              3,096

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. The Company leased additional office space during 1993 to provide more efficient operating areas. Equipment expense fluctuates over time as rental needs change, maintenance is performed, and equipment is purchased. Much of the additional expense in the last two quarters in this category relates to upgrades of computer equipment as the Company looks to automation to handle more tasks.

Other expense was higher than usual in the fourth quarter of 1992 in part because the Company made a $200,000 charitable contribution. This contribution was made to a charitable corporation that distributes the money to other charitable organizations at the Company's instruction. This gift, which would have been made in any event over the next year, was made in 1992 to reduce taxes.

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the bank. The annual rate ranges from $0.23 to $0.30 per hundred. On the basis of its "well-capitalized" position, the Company's rate is $0.23 per hundred dollars of deposits.

Other expense for the fourth quarter of 1993 was higher than usual due to the same kind of year-end charitable donation as was made in 1992 and due to extra marketing expense incurred for the Company's new advertising program. Table 15 details the components of other expense in the accompanying income statements (in thousands).


Table 15--OTHER EXPENSE
                              Three-Month Periods
                                Ended March 31
                               1994         1993
FDIC and State assessments      520          459
Insurance                        64           74
Professional services           196          272
RAL processing fees             323            0
Supplies and sundries           148          147
Postage and freight             176          168
Marketing                       136          235
Bankcard processing             418          383
Other                         1,115          973
  Total                       3,096        2,711

The net cost (gain) from other real estate owned ("OREO") is not included in the table above because it appears on a separate line in the statements of income. When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. If the fair value is less than the outstanding amount of the loan, the difference is charged to the allowance for loan loss at the time of foreclosure. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, a gain is realized that is credited to this category.

The negative amount in the income statement for this expense category for the first quarter of 1994 reflects approximately $907,000 in net gains arising out of sales less approximately $257,000 in operating expenses and writedowns. The gains arose from the sale of the final four units of a condominium project on which the Company foreclosed in 1993. The Company had made a very conservative estimate of the market value of these units at the time of foreclosure because of the slow pace of sales of the units before foreclosure. With the local residential real estate market showing increased strength, and with some initial sales to show buyers that the prices were not going to be cut further, the Company was able to sell the units at prices higher than the conservative estimate. Some gains from sale were also recognized in the final quarter of 1993.

As disclosed in Note 7 to the financial statements, the Company has $1.4 million in OREO as of March 31, 1994. This compares with $14.9 million as of a year earlier. While further gains on sale are not expected, with a much smaller balance of OREO being held, Management anticipates that this expense will continue to trend lower. However, there are properties which are now collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. This may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

Accounting Standard Changes

The provisions and impact of FASB 115 are discussed above in "Investment Policies and the Volume of Turnover in the Portfolio."

Impaired Loans

As explained in "Allowance for Loan Losses," generally accepted accounting principles have required the Company to provide an allowance that is adequate to absorb losses that are inherent in the loan portfolio. Banks and other financial institutions have determined the adequacy of this allowance based on the eventual collectibility of principal and interest without regard to the timing of the payments. According to the FASB, this does not recognize that there is an economic loss from a delay in payments even if all outstanding balances are eventually collected.

To recognize this loss and to eliminate differences in the manner in which various types of financial institutions account for troubled loans, in May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This pronouncement, which must be implemented by the Company in 1995, provides that a loan is "impaired, when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." The impairment is to be measured by the creditor based on the present value of its best estimate of future cash flows discounted at the loan's effective interest rate. Estimates are to be based on reasonable and supportable assumptions and projections. Alternatively, the creditor may measure impairment by means of an observable market price. If foreclosure of the collateral is probable, the statement requires that the Company measure impairment at the fair value of the collateral. For any difference between the outstanding balance of the loan and its fair value after recognition of the impairment, a valuation allowance is to be established through a charge to the provision for loan loss.

Each month, as part of its review of the adequacy of the allowance, the Management allocates portions of the allowance to individual loans that have been identified as troubled. The allocation is based on its estimates of losses that might be realized and to all other loans based on historical trends, recent credit gradings, and estimates of the impact of economic factors on borrowers in general. After this allocation is completed, any remaining amount in the allowance would be unallocated. The Company has followed the practice of maintaining a generous unallocated allowance to provide for unforeseen circumstances. While the Company has not taken the loss from delayed payments into account in estimating the amount of the allowance that should be provided, Management believes that, when the pronouncement is implemented, the unallocated amount should be sufficient to absorb any additional losses that need to be recognized with no need for significant additions to the allowance.

Stock-based Compensation

Generally accepted accounting principles currently require that employee compensation expense be recognized if stock options are granted to employees that permit them to purchase stock at a price less than the market price of the stock at the time of the grant. If the exercise price is at or above the market price at the time of the grant, no compensation expense is recognized because it has been regarded as uncertain whether the employee would realize any benefit from the grant. The Company has three stock option plans, the details of which are described in the notes to the financial statements in the 1993 annual report. The plans provide for options to be granted at the market price. Under the SEC's proxy disclosure rules, all public registrants are required to disclose in their proxy materials an estimate of the market value of stock options granted to executive officers, but there is no provision for recognition in the financial statements.

In June, 1993, the FASB issued an exposure draft for a new pronouncement that would eventually require the Company to recognize employee compensation expense for all stock options. The amount of expense would be computed using a mathematical model that considers such factors as the exercise price, the current market price, the length of the option period, and the price volatility of the stock. The model is intended to compute the probabilities for various amounts by which, during the term of the option, the market price of the stock will exceed the exercise price. The provisions of the exposure draft would require footnote disclosure of the expense but not recognition in the financial statements for the years 1994 through 1996. Recognition in the financial statements would begin in 1997.

The FASB received a large number of comment letters on the exposure draft, and the reaction has been so strong that different bills have been introduced in Congress which would, alternatively, require or forbid recognition of compensation expense for the granting of stock options by public registrants. The FASB has indicated that they are considering the objections and suggestions that were made before issuing a final statement.

Management has not attempted to estimate the eventual impact on net income or earnings per share should this pronouncement be adopted as proposed. Consultants were engaged to compute the fair value information necessary for the proxy material. While a model similar to the one suggested by the FASB is required by the SEC, it is not easy to estimate the fair value of options granted to all officers from the fair value of options granted to the executive officers. A critical component in the computation of the fair value under these models is the term of the option and the terms of the options granted to executive officers are longer than for those granted to other employees. Because of the complexity of the computation, Management does not consider it cost effective to incur the expense of computing the possible effect of a proposal the final provisions of which are still uncertain.

Should the proposal be adopted, and the expense prove to be significant, the Board of Directors will decide whether to continue to grant options under the plans.

Liquidity

Sufficient liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. Sufficient liquidity is a function of (1) having cash or cash equivalents on hand or on deposit at the FRB adequate to meet unexpected immediate demands and (2) balancing near-term and long-term cash inflows and outflows to meet such demands over future periods.

FRB regulations require banks to maintain a certain amount of funds on deposit ("deposit reserves") at the FRB for liquidity. Except in periods of extended declines in interest rates when the investment policy calls for additional purchases of investment securities, the Company also maintains a balance of Federal funds sold which are available for liquidity needs with one day's notice. During the first quarter of 1994, with the large liquidity needs associated with the RAL program, the Company purchased Federal funds from other banks or borrowed from the FRB. There were no significant problems with this approach, and the Company always had an abundance of Treasury notes in its liquidity portfolio that could be sold to provide immediate liquidity if required by the situation.

The timing of inflows and outflows to provide for liquidity over longer periods is done by making adjustments to the mix of assets and liabilities so that maturities are matched. These adjustments are accomplished through changes in terms and relative pricing of different products. The timing of liquidity sources and demands is well matched when there is approximately the same amount of short-term liquid assets as volatile, large liabilities, and the maturities of the remaining long-term assets are relatively spread out. Of those assets generally held by the Company, the short-term liquid assets consist of Federal funds sold and debt securities with a remaining maturity of less than one year. Because of its investment policy of selling taxable securities before any loss becomes too great to materially affect liquidity, and because there is an active market for Treasury securities, the Company considers its Treasury securities with a remaining maturity of under 2 years to be short-term liquid assets for this purpose. The volatile, large liabilities are time deposits over $100,000, public time deposits, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this analysis, they are not considered volatile.

A way of computing liquidity using this concept of matching maturities, and one used by bank regulators, is to divide the difference between the short-term, liquid assets and the volatile, large liabilities by the sum of the loans and long-term investments, or:

Short-term, Liquid Assets - Volatile, Large Liabilities
- - ------------------------------------------------------- = Liquidity Ratio
            Net Loans and Long-term Investments

As of March 31, 1994, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $67 million and the liquidity ratio was 8.93%, using the balances (in thousands) in Table 16.



Table 16--LIQUIDITY COMPUTATION COMPONENTS
                                                                               Net Loans and Long-term
Short-term, Liquid Assets            Volatile, Large Liabilities               Investments
Federal funds               15,000   Time deposits 100+             77,744       Net loans         455,249
Fixed rate debt                      Repurchase agreements                       Long-term
   with maturity                      and Federal funds                           securities       302,979
   less than 1 year        113,300    purchased                     31,058
Treasury securities with             Other borrowed funds            1,000
   1-2 year maturities      44,246
Bankers' acceptances         4,986
Total                      177,532   Total                         109,802       Total             758,228

The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. Since the first quarter of 1993, the end-of-quarter ratio has been as high as 36.35% at September 30, 1993. The current liquidity amount is just above the range that the Company is trying to maintain--from positive $50 million to negative $25 million. Too high a liquidity amount or ratio results in reduced earnings because the short-term, liquid assets generally have lower interest rates. However, immediately investing the excess in longer-term securities would subject the Company to substantial interest rate risk and limit its ability to respond when loan demand picks up as the economy recovers, so no specific steps are being taken at present to reduce liquidity.

Securities from both the liquidity and earnings portfolios are included in the balances for short-term liquid assets in Table 16. The inclusion of securities from the earnings portfolio is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning.

Capital Resources

Table 17 presents a comparison of several important amounts and ratios for the first quarters of 1994 and 1993 (dollars in thousands).


Table 17--CAPITAL RATIOS              1st Quarter 1st Quarter
                                        1994        1993         Change
Amounts:
  Net Income                             3,517       3,299          218
  Average Total Assets                 989,683     943,341       46,342
  Average Equity                        88,263      80,023        8,240
Ratios:
  Equity Capital to
    Total Assets (Period-end)            8.77%       8.62%        0.15%
  Annualized Return on Average Assets    1.42%       1.40%        0.02%
  Annualized Return on Average Equity   15.94%      16.49%       (0.55%)

Earnings are the largest source of capital for the Company. Management expects that over the next few quarters operating earnings will continue at about the same level as during the first quarter of 1994 on an annualized basis. However, it is virtually certain that there will be some variation quarter by quarter. Areas of uncertainty relate to asset quality, loan demand, and the continued ability to respond to interest rate changes.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Since March 31, 1994, increasing interest rates have caused some losses from sales of securities as explained in the section above titled "Securities and Related Interest Income." If interest rates on investments continue to rise over the next few quarters, additional losses will need to be taken in order to keep the securities in the liquidity portfolio liquid and earning at close to the market rate. Most financial institutions have not raised their deposit rates significantly. If market rates continue to increase, deposit rate increases will be necessary to hold market share.

The Federal Reserve Board sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of March 31, 1994, the Company's risk-based capital ratio is 18.74%. The previous guidelines that required primary capital to exceed 5.5% of total assets have been replaced with new "Leverage Capital Requirements." According to these requirements, the Company must maintain shareholders' equity of at least 4% to 5% of total assets. As of March 31, 1994, shareholders' equity is 8.77% of total assets, reflecting that the Company currently has ample capital to support both the additional growth in deposits that is expected, and the higher level of dividends declared by the Board of Directors.

On October 1, 1993, the Company mailed an Offer to Purchase Shares to all shareholders. The Offer provided for the Company to purchase up to 250,000 shares that might be tendered by shareholders for a net price of $21 per share. This number represented almost 4.8% of then outstanding shares. At the option of the Company, an additional 2% of outstanding shares could have been purchased. The offer expired November 19, 1993 with 155,000 shares tendered by shareholders.

The purposes of the Offer were: (1) to provide an opportunity to shareholders who had had problems selling their stock to do so in a timely and orderly manner at a fair price; (2) to increase the return on equity and earnings per share for remaining shareholders; (3) to permit the Bank's Employee Stock Ownership Plan to sell shares back to the Company to provide funds for the diversification of investments required by Federal law; and, (4) to reduce the number of shares outstanding in anticipation of issuance of new shares pursuant to the exercise of employee stock options.

No other significant commitments or reductions of capital are anticipated.

As explained in Note 4 to the financial statements, effective December 31, 1993 with the adoption of FASB 115 the Company is reporting a new component of capital in the balance sheet representing the after-tax effect of the unrealized gains or losses on securities that are available for sale. With the increase in interest rates during the first quarter, the net unrealized gain at December 31, 1993 has become a net unrealized loss. The $101,000 net unrealized loss is an insignificant amount relative to the Company's total capital of almost $88 million. With the policy to set stop loss orders on the securities in its liquidity portfolio, Management does not anticipate a situation in which this account will represent a material reduction in capital.

Regulation

The Company is strongly impacted by regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. By the provisions of the Community Reinvestment Act ("CRA"), the Bank is required to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the FRB. The Bank is primarily regulated by the FDIC and the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. Each of the regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

The FRB may take action against bank holding companies and the FDIC against banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company has received no indication that either banking agency is in any way contemplating any such action with respect to the Company or the Bank, and given the strong capital position of both the Bank and the Company, Management expects no such action.

The following text contains footnotes to Management's Discussion and Analysis of Financial Condition and Results of Operation

<F1> The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, Fourth Quarter, 1993, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset, in which the Company is included. Both of these publications are based on quarter-end information provided by banks. It takes about 1-2 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the year 1993. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

<F2> As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $9.3 million as of March 31, 1994. The average yields presented above give consideration to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41%. (While not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes.) Without consideration for this status, interest earned on loans for the first quarter of 1994 would be $14.1 million as shown in the accompanying financial statements and the average yield would be 11.66%. There would also be corresponding reductions for the other quarters shown in the table above. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

<F3> Reported in Western Bank Monitor, Fourth Quarter, 1993.

<F4> Reported in or derived from information reported in The FDIC
Quarterly Banking Profile and the Western Bank Monitor, Fourth Quarter
1993.

Graphic Appendix:

A column chart appears after the first paragraph of the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Total Assets and Earning Assets" and is described at that location.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

             Not applicable.

Item 2.     Changes in Securities

              Not applicable.

Item 3.     Defaults Upon Senior Securities

              Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of shareholders was held on April 26, 1994. Proxies were solicited by the Company's Management pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(b) There was no solicitation in opposition to Management's nominees for directorships as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors elected to one year terms were:

Donald M. Anderson     Anthony Guntermann
Frank H. Barranco      Dale Hanst
Edward E. Birch        Harry B. Powell
B. Paul Blasingame     David W. Spainhour
Richard M. Davis



There are no other directors whose term of office as a director continued after the shareholders' meeting.

Arthur Andersen & Co. were selected as the Company's independent public accountants for 1994.

Item 5.     Other Information:

              Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

              No reports were filed on Form 8-K

Exhibit Index:

                                             Sequential
     Exhibit Number     Item Description     Page Number

         10             Material Contracts:
         10.1           Compensation Plans
                          and Agreements:
         10.1.10        First Amendment to        34
                        Incentive and Investment
                        Salary Savings Plan

         11             Computation of Per        36
                        Share Earnings

EXHIBIT 10.1.10

                         FIRST AMENDMENT

                               TO

                   SANTA BARBARA BANK & TRUST

         INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN


     THIS FIRST AMENDMENT (the "First Amendment") is made and entered into, effective on the dates set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation ("Employer"), and SANTA BARBARA BANK & TRUST, a California corporation ("Trustee"), with reference to the following facts:

     RECITALS:

     A.    The Employer sponsors the Santa Barbara Bank & Trust
Incentive & Investment and Salary Savings Plan (the "Plan"), pursuant to that certain Plan document executed December 31, 1991
(the "Plan Document").

     B. The Trustee serves as the Trustee of the trust estab-lished under the Plan.

     C. The Employer and the Trustee desire to execute this First Amendment in order to modify the amount of the Employer's matching contribution under the Plan.

     AGREEMENT:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.   AMENDMENT TO SECTION 4.1(b)

     Section 4.1(b) of the Plan Document is hereby amended in its entirety to read as follows:

     "(b) On behalf of each Participant who is eligible to share in matching contributions for the Plan Year, a matching contribution equal to the sum of (i) one-hundred percent (100%) of that portion of the Participant's Deferred Compensation up to three percent (3.0%) of the Participant's Compensation, plus (ii) fifty percent (50%) of that portion of the Participant's Deferred Compensa-tion in excess of three percent (3.0%) of Compensation and up to six percent (6.0%) of Compensation; provided, in no event shall the amount of the matching contribution under this Section 4.1(b) on behalf of any Participant in any Plan Year exceed four and one-half percent (4.5%) of the Participant's Compensation for the Plan Year. The aggregate matching contribution under this Section 4.1(b) shall be deemed to be an Employer Non-Elective Contribu-tion.

2.   MISCELLANEOUS

     2.1 Ratification. Except as expressly modified by this First Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

     2.2   Effective Date.  The Effective Date of this First
Amendment shall be January 1, 1994.

     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment, effective on the date set forth above.

          "EMPLOYER:"                     "TRUSTEE:"

SANTA BARBARA BANK & TRUST, a           SANTA BARBARA BANK & TRUST, a
  California corporation                  California Corporation




By                                      By
  Name:  Jay D. Smith                     Name:  Janice Kroekel
  Title: Senior Vice President            Title: Assistant Vice President


     April 27, 1994                             April 27, 1994
     Date                                       Date

EXHIBIT 11
SANTA BARBARA BANCORP & SUBSIDIARIES
COMPUTATION OF PER SHARE EARNINGS

                                                            For the Three-Month Periods Ended
March 31,
                                                            1994                        1993
                                                   Primary     Fully Diluted   Primary     Fully
Diluted
Weighted Average Shares Outstanding               5,065,462     5,065,462     5,190,198     5,190,198

Weighted Average Options Outstanding                537,456       537,456       472,530       472,530
Anti-dilution adjustment (1)                              0             0      (165,652)     (165,495)
Adjusted Options Outstanding                        537,456       537,456       306,878       307,035
Equivalent Buyback Shares (2)                      (426,339)     (381,895)     (260,060)     (257,669)
Total Equivalent Shares                             111,117       155,561        46,818        49,366
Adjustment for Non-Qualified Tax Benefit (3)        (45,558)      (63,780)      (19,195)      (20,255)
Weighted Average Equivalent Shares Outstanding       65,559        91,781        27,623        29,111

Weighted Average Shares for Computation           5,131,021     5,157,243     5,217,821     5,219,309


Fair Market Value (4)                                 22.39         25.00         19.06         19.25

Net Income                                        3,517,155     3,517,155     3,299,277     3,299,277

Per Share Earnings                                     0.69          0.68          0.63          0.63

(1)Options with exercise prices above fair market value are excluded because of their anti-dilutive effect.
(2)The number of shares that could be purchased at fair market value from the proceeds were the adjusted options outstanding to be exercised.
(3)The Company receives a tax benefit when non-qualified options are exercised equal to its tax rate times the difference between the market value at the time of exercise and the exercise price. The benefit is assumed available for purchase of additional outstanding shares.
(4)Fair market value for the computation is defined as the average market price during the period for primary dilution, and the greater of that average or the end of period market price for full dilution.


SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



     SANTA BARBARA BANCORP



DATE:  May 12, 1994     /s/  Kent M. Vining
                             Senior Vice President
                             Chief Financial Officer


DATE:  May 12, 1994     /s/  Donald Lafler
                             Vice President
                             Principal Accounting Officer