Form 10-Q
period 1994-06-30
SANTA BARBARA BANCORP
filed 1994-08-15
CIK 357264

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ____________


    Commission File No.: 0-11113


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

    Yes [X]   No  [ ]



Common Stock As of July 29, 1994, there were 5,110,897 shares of the issuer's common stock outstanding.

PART 1  FINANCIAL STATEMENTS

                     SANTA BARBARA BANCORP & SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                     (dollars in thousands except per share amount)

<CAPTION
                                                     June 30,   December 31,
Assets:                                                1994          1993
  Cash and due from banks                          $   38,164     $ 50,946
  Securities:
    Held-to-maturity                                  288,215      194,474
    Available-for-sale                                210,008      189,044
  Bankers' acceptances                                      0       63,614
  Loans, net of allowance of $11,298 at
    June 30, 1994 and $10,067 at
    December 31, 1993 (Note 5)                        453,557      454,163
  Premises and equipment, net (Note 6)                  7,118        6,657
  Accrued interest receivable                           8,553        7,228
  Other assets (Note 7)                                13,136       13,017
        Total assets                               $1,018,751     $979,143

Liabilities:
  Deposits:
    Demand deposits                                $  121,475     $114,557
    NOW deposit accounts                              119,182      127,296
    Money Market deposit accounts                     294,563      247,772
    Savings deposits                                  135,469      148,719
    Time deposits of $100,000 or more                  70,262       83,380
    Other time deposits                               142,972      144,529
      Total deposits                                  883,923      866,253
  Securities sold under agreements
    to repurchase and Federal funds purchased          28,034       20,155
  Other borrowed funds                                  1,155        1,172
  Accrued interest payable and other liabilitie        16,163        5,572
      Total liabilities                               929,275      893,152

Shareholders' equity (Notes 3 & 8):
  Common stock (no par value; $1.00 per
    share stated value; 20,000,000 authorized;
    5,100,788 outstanding at June 30, 1994
    and 5,064,517 at December 31, 1993)                 5,101        5,065
  Surplus                                              39,197       38,557
  Unrealized gain (loss) on securities
    available for sale                                 (1,263)         683
  Undivided profits                                    46,441       41,686
      Total shareholders' equity                       89,476       85,991
        Total liabilities and shareholders' equity $1,018,751     $979,143

See accompanying notes to consolidated condensed financial statements.

        SANTA BARBARA BANCORP & SUBSIDIARIES
        Consolidated Statements of Income (Unaudited)
        (dollars in thousands except per share amounts)

                                      For the Six-        For the Three-
                                      Month Periods       Month Periods
                                      Ended June 30,      Ended June 30,
                                        1994      1993      1994      1993
Interest income:
  Interest and fees on loans        $ 24,770   $22,397   $10,663   $10,779
  Interest on taxable securities       9,432     8,561     5,219     4,293
  Interest on tax-exempt securities    3,423     3,318     1,731     1,695
  Interest on Federal funds sold         124       362        86       227
  Interest on bankers' acceptances       287       116        12         0
      Total interest income           38,036    34,754    17,711    16,994
Interest expense:
  Interest on deposits:
      NOW accounts                       624       775       311       372
      Money Market accounts            3,824     2,937     2,221     1,473
      Savings deposits                 1,629     2,003       800       955
      Time deposits of
       $100,000 or more                1,161     1,627       562       756
      Other time deposits              3,374     3,675     1,711     1,830
  Interest on securities sold
      under agreements to repurchase
      and Federal funds purchased        429       398       237       191
  Interest on other borrowed funds        48        22        30         7
      Total interest expense          11,089    11,437     5,872     5,584
Net interest income                   26,947    23,317    11,839    11,410
Provision for loan losses              5,007     3,850       725     1,075
  Net interest income after
      provision for loan losses       21,940    19,467    11,114    10,335
Other income:
  Service charges on deposits          1,470     1,403       746       702
  Trust fees                           3,291     3,201     1,510     1,484
  Other service charges,                                   1,249       916
      commissions and fees, net        2,041     1,738
  Securities losses (Note 4)            (613)      (47)     (613)        0
  Other income                           293       372       149       190
      Total other income               6,482     6,667     3,041     3,292
Other expense:
  Salaries and benefits               10,976     9,876     5,527     4,862
  Net occupancy expense                1,643     1,380       855       686
  Equipment expense                      999       789       511       420
  Net cost (gain) from operating
      other real estate                 (580)      793        69       642
  Other expense                        6,238     5,461     3,144     2,749
      Total other expense             19,276    18,299    10,106     9,359
Income before income taxes
  and cumulative effect
  of accounting change                 9,146     7,835     4,049     4,268
Applicable income taxes                2,452     1,994       872     1,107
Net income before cumulative effect
  of accounting change                 6,694     5,841     3,177     3,161
Cumulative effect of
  accounting change (Note 9)               0       619         0         0
        Net income                  $  6,694   $ 6,460   $ 3,177   $ 3,161

Earnings per share before
  cumulative effect of
  accounting change                 $   1.32   $  1.12   $  0.62   $  0.61
Cumulative effect of
  accounting change (Note 9)               0      0.12         0         0
Earnings per share (Note 2          $   1.32   $  1.24   $  0.62   $  0.61

See accompanying notes to consolidated condensed financial statements.

        SANTA BARBARA BANCORP & SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
          (dollars in thousands)

                                                  For the Six Months
                                                  Ended June 30,
                                                    1994        1993
Cash flows from operating activities:
  Net Income                                     $   6,694   $  6,460
  Adjustments to reconcile net income to
  net cash provided by operations:
    Depreciation and amortization                      699        491
    Provision for loan losses                        5,007      3,850
    Benefit for deferred income taxes                 (630)      (583)
    Net amortization of investment securities
      discounts and premiums                        (2,107)    (2,247)
    Net change in deferred loan origination and
      extension fees and costs                         204        109
    Decrease (increase) in accrued
      interest receivable                           (1,325)       279
    Increase (decrease) in accrued
      interest payable                                 131        (65)
    Increase in income receivable                     (617)       (34)
    Decrease in income taxes payable                  (406)      (303)
    Decrease (increase) in prepaid expenses            312     (1,504)
    Increase (decrease) in accrued expenses            422       (523)
    Other operating activities                        (118)      (792)
      Net cash provided by operating activities      8,266      5,138
Cash flows from investing activities:
    Proceeds from sale of
      securities and bankers' acceptances           45,912     19,882
    Proceeds from call or maturity of
      securities and bankers' acceptances          158,953     47,201
    Purchase of securities                        (247,451)   (31,282)
    Net increase in loans made to customers         (4,630)   (14,694)
    Disposition of property from defaulted loans     2,962      1,353
    Purchase or investment in premises
      and equipment                                 (1,172)    (1,178)
      Net cash provided by (used in)
        investing activities                       (45,426)    21,282
Cash flows from financing activities:
    Net increase (decrease) in deposits             17,670    (14,369)
    Net increase (decrease) in borrowings with
      maturities of 90 days or less                  7,862     (3,184)
    Proceeds from issuance of common stock             676        441
    Payments to retire common stock                      0         (9)
    Dividends paid                                  (1,830)    (1,662)
      Net cash provided by (used in)                24,378    (18,783)
        financing activities
  Net increase (decrease) in cash and              (12,782)     7,637
    cash equivalents
  Cash and cash equivalents at beginning of period  50,946     44,059
  Cash and cash equivalents at end of period     $  38,164   $ 51,696

Supplemental disclosure:
  Cash paid during the six months ended:
    Interest                                     $  10,958   $ 11,502
    Income taxes                                 $   3,706   $  3,330

  See accompanying notes to consolidated condensed financial statements.

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1994

(Unaudited)

1.   Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.   Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. The decrease in the weighted average number of shares from the 1993 to the 1994 periods is due to the retirement of shares disclosed in Note 8. For the six- and three-month periods ended June 30, 1994 and 1993, the weighted average shares outstanding were as follows:

                            Six-Month Periods       Three-Month Periods
                              Ended June 30           Ended June 30
                             1994        1993        1994        1993
Weighted average
shares outstanding         5,079,544   5,194,862   5,093,471   5,199,475

3.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1993 have been reclassified to be consistent with the reporting for 1994.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

4.   Securities

In May 1993, the Financial Accounting Standards Board ("FASB") issued a pronouncement that changed the accounting for some of the securities held by the Company. The pronouncement, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), was implemented by the Company as of December 31, 1993. Implementation of the pronouncement required that the Company's securities be classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these criteria are accounted for at amortized historical cost. This means that the security is carried at its purchase price adjusted for the amortization of any premium or discount irrespective of later changes in its market value prior to maturity. Excluded from this category are securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio. Securities subject to sale for such reasons are considered available-for-sale.

Classification as available-for-sale is required for many of the Company's securities because they might be sold due to changes in interest rates or liquidity needs. These securities are reported in the financial statements at fair value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as a separate component of shareholders' equity. In accordance with the provisions of SFAS 115, changes in the unrealized gains or losses will be shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

SFAS 115 also provides that those securities which the purchaser hopes later to be able to sell for a higher price be classified as "trading securities." The Company does not purchase any securities for this purpose.

Book and market values of securities are as follows:

    (in thousands)               Amor-   Gross Un- Gross Un- Estimated
                                 tized   realized  realized   Market
                                  Cost    Gains     Losses    Value
June 30, 1994:
Held-to-maturity:
  U.S. Treasury obligations    $195,143 $   661   $ (7,978) $187,826
  U.S. Agency obligations         9,806       0       (603)    9,203
  State and municipal
    securities                   83,266  12,571       (362)   95,475
                                288,215  13,232     (8,943)  292,504
Available-for-sale:
  U.S. Treasury obligations     166,155     112       (777)  165,490
  U.S. Agency obligations        46,014       0     (1,496)   44,518
                                212,169     112     (2,273)  210,008
                               $500,384 $13,344   $(11,216) $502,512

December 31, 1993:
Held-to-maturity:
  U.S. Treasury obligations    $106,491 $ 2,594   $   (512) $108,573
  U.S. Agency obligations         9,786       0        (11)    9,775
  State and municipal
    securities                   78,197  18,644          0    96,841
                                194,474  21,238       (523)  215,189
Available-for-sale:
  U.S. Treasury obligations     181,865   1,182        (17)  183,030
  U.S. Agency obligations         6,015       0         (1)    6,014
                                187,880   1,182        (18)  189,044
                               $382,354 $22,420   $   (541) $404,233

The Company does not expect to realize any significant amount of the unrealized gains shown above for several reasons. First, the state and municipal securities in the above table have irreplaceable tax-free characteristics, which outweigh the benefit of selling them in order to realize the gains that would result from their sale. Second, as indicated above, the Company intends to hold to maturity the U. S. Treasury securities that are classified as held-to-maturity. Third, the Company's investment policy, in most instances, requires holding securities that have unrealized gains because they are earning rates of interest above what would be available from current investment alternatives. The Company does not expect to realize any of the unrealized losses related to the securities in the held-to-maturity portfolio, because it is the Company's intent to hold them to maturity at which time the par value will be received. Losses may be realized on securities in the available-for-sale portfolio.

    (in thousands)
                                       Held-to-  Available-
                                       Maturity  for-Sale    Total
June 30, 1994:
Amortized cost:
  In one year or less                 $  7,805  $ 89,668   $ 97,473
  After one year through five years    229,849   122,501    352,350
  After five years through ten years    35,947         0     35,947
  After ten years                       14,614         0     14,614
                                      $288,215  $212,169   $500,384
Estimated market value:
  In one year or less                 $  8,110  $ 89,673   $ 97,783
  After one year through five years    226,863   120,335    347,198
  After five years through ten years    42,499         0     42,499
  After ten years                       15,032         0     15,032
                                      $292,504  $210,008   $502,512

December 31, 1993:
Amortized cost:
  In one year or less                 $  4,504  $144,965   $149,469
  After one year through five years    137,139    41,886    179,025
  After five years through ten years    36,463     1,029     37,492
  After ten years                       16,368         0     16,368
                                      $194,474  $187,880   $382,354
Estimated market value:
  In one year or less                 $  4,694  $145,650   $150,344
  After one year through five years    141,799    42,364    184,163
  After five years through ten years    48,229     1,030     49,259
  After ten years                       20,467         0     20,467
                                      $215,189  $189,044   $404,233

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.   Loans

The balances in the various loan categories are as follows:

(in thousands)                June 30, 1994   December 31, 1993

Real estate:
  Residential                     77,274            54,395
  Non-residential                125,749           123,534
  Construction                    34,142            41,030
Commercial loans                 156,711           168,227
Home equity loans                 33,263            36,219
Consumer loans                    27,568            27,331
Municipal tax-exempt obligations   7,963            11,888
Other loans                        2,185             1,606
  Total loans                    464,855           464,230

The loan balances at June 30, 1994 and December 31, 1993, are net of approximately $1,506,000 and $1,301,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statements of changes in allowance for loan losses (in thousands):

                                          Periods Ended June 30, 1994
                                          Six-Month      Three-Month
    Balance, beginning of period          $  10,067      $  14,251
    Provision for loan losses                 5,007            725
    Loan losses charged to allowance         (3,984)        (3,748)
    Loan recoveries credited to allowance       208             70
    Balance, June 30, 1994                $  11,298      $  11,298

Included in loan losses charged to the allowance and loan recoveries credited to allowance are $3,030,000 and $8,000, respectively, that relate to the Company's tax refund anticipation loan program. The losses occur only in the second quarter.

6.   Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $371 and $272 for the three-month periods ended June 30, 1994 and 1993, respectively, and $699 and $491 for the six-month periods ended June 30, 1994 and 1993, respectively. The table below shows the balances by major category of fixed assets:


(in thousands)                    June 30, 1994                     December 31, 1993
                                   Accumulated   Net Book              Accumulated   Net Book
                          Cost     Depreciation   Value       Cost     Depreciation   Value
Land and buildings        6,002       2,691        3,311      5,613       2,717        2,896
Leasehold improvements    4,415       3,307        1,108      4,383       3,203        1,180
Furniture and equipment  10,556       7,857        2,699     10,004       7,423        2,581
    Total                20,973      13,885        7,118     20,000      13,343        6,657

7.   Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of June 30, 1994, and December 31, 1993, the Company had $1.6 million and $3.5 million, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.

8.   Shareholders' Equity

On October 1, 1993, the Company made an Offer to Purchase for cash up to 250,000 shares of its common stock at $21.00 per share to its shareholders. The offer expired November 19, 1993. Approximately 155,000 shares were tendered by shareholders and purchased by the Company at a cost of $3.3 million.

9.   Accounting Changes

As of the beginning of 1993, the Company implemented Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This statement required a change in the method by which the Company computes its income tax expense. With the adoption of this new standard, a one time gain of $619,500 relating to prior years was realized. This gain is shown as a cumulative effect of accounting change in the consolidated statement of income for the six month periods ended June 30, 1993.

The implementation of SFAS 115 is discussed in Note 4 above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 1994 is higher than net income for the same quarter of last year. The Company has grown 6.4% in average total assets and 6.0% in average total deposits compared to the second quarter of 1993. Net income for the second quarter of 1994 was lower than for the first quarter of the year because of the income earned in the first quarter from the tax refund anticipation loans. These loans, which are discussed in the section below titled "Loans and Related Interest Income," have introduced some significant seasonality to the Company's earnings.

The first half of 1994 saw a reversal of the trend of declining interest rates. Over the last several years the interest rates for most financial instruments had been steadily declining. For the Company, this meant that the proceeds from maturing investments were reinvested at lower rates and term deposits renewed by customers were renewed at lower rates. Since February the Federal Reserve Board ("the Fed") has raised short term interest rates three times. With the exception of its impact on the market value of the Company's securities, the effect of the increased interest rates has not yet been significant. The Company did not raise its base lending rate until after the second increase that occurred in late March. The Company began to raise some of its deposit rates during the second quarter of 1994. There is some indication that rates will be raised again, possibly in August. Further increases are likely to have more impact as pressure grows to increase deposit rates further.

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

Interest Rate Sensitivity

The Company functions as a financial intermediary; that is, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. Net interest income is the difference between the interest income earned on loans and investments and the interest expense paid on deposits and is expressed in dollars. Net interest margin is the ratio of net interest income to earning assets. The ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the same percentage spread between interest income and interest expense as the Company grows, the amount of net interest income will increase.

Because the Company must maintain its net interest margin to remain profitable, the Company must be prepared to address the risks of adverse effects or risks from changes in interest rates.

The primary risk is "market risk;" that is, the market value of loans, investments, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security just issued because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security is higher than that of a newly issued comparable security. Fixed rate certificates of deposit and other liabilities represent a less costly obligation relative to the current market when interest rates rise and a more costly obligation when interest rates decline. However, most interest-bearing liabilities have a shorter maturity than interest-earning assets and so there is less fluctuation in market value from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to "market risk" is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. It has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities, because if it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would decline significantly.

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is when a financial institution holds mostly longer-term assets but has shorter-term deposits. Many savings and loan institutions were hurt in the early 1980's by this kind of mismatch. They held large portfolios of long-term fixed rate loans with rates of 5-9% that had been made in the 1960's and 1970's when deposit rates were regulated at 4% or less. In the early 1980's, with deregulation of deposits and inflation, deposit rates soared above 15%, causing them to have to pay more on deposits than they earned on their assets.

The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. When this matching is properly carried out, if the interest rates for a significantly large proportion of the Company's loans or securities decrease, the Company should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans or securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table
1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets. As a percentage of assets, the Company's target is to be no more than 10% plus or minus in either of the first two periods.

Many of the categories of assets and liabilities on the balance sheet do not have specific maturities. For the purposes of this table, the Company assigns these pools of funds to a likely repricing period. The assumptions underlying the assignment of the various classes of non-term assets and liabilities are somewhat arbitrary, however, in that the timing of the repricing is primarily a function of competitive influences, i. e. whether other financial institutions are changing their rates.

The first period shown in the gap report covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period-with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period by a margin above the 10% target - and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. From period to period, the gap for the first period varies between positive and negative. As of June 30, 1994, the gap for this first period is negative and, at 9.42% is just within the target range. At the end of the last quarter, the gap was also negative at 2.82% of assets. It has changed from the last quarter primarily because of a large increase (about $44 million) in money market deposits that are tied to U. S. Treasury bills and a decline in the amount of loans that could be repriced within the next three months.

The impact of negative gap in the first period is mitigated by the positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced.

The larger negative gap for the third period, "After six months but within one year" is caused by the large amounts of transaction deposit accounts that the Company at present assumes will not be repriced sooner than six months. If interest rates continue to rise, the rates paid on these accounts may have to be repriced sooner than that. There would be a negative impact on earnings from the repricing of these deposits. This impact will be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. The Company does attempt to loosely match its long-term municipal portfolio with long-term IRA certificates of deposit, but many of the other assets that have scheduled maturities in this period are highly liquid Treasury Notes that would be sold if interest rates rise, thereby achieving a repricing. These sales in a rising interest rate environment would involve some losses, but they are minimized by the Company's investment policy as explained below.

Table 1 INTEREST RATE SENSITIVITY
                                                                                              Non-
                                               After        After      After                interest
                                               three         six        one                  bearing
As of June 30, 1994                 Within     months      months     year but    After      or non-
(in thousands)                      three    but within  but within    within      five     repricing
                                    months      six       one year      five      years       items      Total
Assets:
Loans                             $291,642   $ 59,440    $  35,213   $ 58,914   $ 18,857   $     789  $  464,855
Cash and due from banks                  0          0            0          0          0      38,164      38,164
Securities:
  Held-to-maturity                   1,050      2,012        4,743    229,849     50,561           0     288,215
  Available-for-sale                39,994     29,640       20,039    120,335          0           0     210,008
Other assets                             0          0            0          0          0      17,509      17,509
Total assets                       332,686     91,092       59,995    409,098     69,418      56,462   1,018,751

Liabilities and
  shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased        28,034          0            0          0          0           0      28,034
  Other borrowings                   1,155          0            0          0          0           0       1,155
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts           318,672          0      230,542          0          0           0     549,214
  Time deposits                     80,747     42,774       28,677     60,362        674           0     213,234
Demand deposits                          0          0            0          0          0     121,475     121,475
Other liabilities                        0          0            0          0          0      16,163      16,163
Shareholders' equity                     0          0            0          0          0      89,476      89,476
Total liabilities and
  shareholders' equity             428,608     42,774      259,219     60,362        674     227,114  $1,018,751
Interest rate-
  sensitivity gap                 $(95,922)  $ 48,318    $(199,224)  $348,736   $ 68,744   $(170,652)
Gap as a percentage of
  total assets                       -9.42%      4.74%      -19.56%     34.23%      6.75%     -16.75%
Cumulative interest
  rate-sensitivity gap            $(95,922)  $(47,604)   $(246,828)  $101,908   $170,652

Note:  Net deferred loan fees, overdrafts, and the reserve for loan loss are included in the above table as non-interest bearing or non-repricing items.

As noted above, interest rates recently have been rising after a prolonged decline. The most widely watched short-term interest rate is probably the money center banks' prime lending rate. Publicly announced changes for the money center banks and the Company for the last several years are shown in the table below. As with a number of community banks, the Company uses a "base lending rate" from which it sets the rates charged to individual customers. This base lending rate is set by the Company with reference to the local market conditions as well as the money center banks' prime lending rate. Again like other community banks, the Company trailed the decreases in the prime lending rate of the money center banks. This departure from national prime is a recognition that money center banks have access to different, less costly, short-term funding sources which smaller banks cannot efficiently utilize.

Table 2-LENDING RATES
                             Prime Lending      Base Lending
                            Rate for Typical   Rate for Santa
                           Money Center Bank   Barbara Bancorp

   January, 1990                 10.00%             10.00%
   January, 1991                  9.50%             10.00%
   February, 1991                 9.00%              9.50%
   May, 1991                      8.50%              9.00%
   September, 1991                8.00%              8.50%
   November, 1991                 7.50%              8.00%
   December, 1991                 6.50%              7.50%
   July, 1992                     6.00%              7.00%
   March, 1994                    6.25%              7.25%
   April, 1994                    6.75%              7.75%
   May, 1994                      7.25%              8.25%

Total Assets and Earning Assets

Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average bal-ances for the quarters. The chart below shows the growth in average total assets and deposits since the last quarter of 1991. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. The chart exemplifies the normal pattern of asset and deposit growth for the Company - relatively steady increases with first quarter deposits sometimes less than the fourth quarter of the prior year.

(A chart is placed here in the printed copy of this filing. The chart is a column graph with two columns for each quarter from the fourth quarter of 1991 to the second quarter of 1994. One column is for the balance of average total assets and the other for average deposits. The columns show a steady upward trend with some variability as described in the paragraph above.)


Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.4% of its assets during the first half of 1994. This compares with an average of 86.0% for all FDIC-Insured Commercial Banks and 87.6% for the Company's
Southern California peers for the first quarter of 1994.[1] Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up; (2) the Company avoids tying up funds that could be earning interest by leasing most of its facilities under long-term contracts rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allow it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $84.0 million more assets earning interest than would be the case if the Company's ratio were similar to its peers. If these extra assets were earning at the average rate earned on U. S. Treasury and Agency securities held by the Company during the first half of 1994, they would add about $2.2 million in additional pre-tax income for this period.

Deposits and Related Interest Expense

Table 3 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last six quarters (dollars in millions). As shown both in the preceding chart and in Table 3, average deposits have continued to grow. Average total deposits for the second quarter of 1994 increased 6.0% from average deposits a year ago.

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. These factors have allowed the Company to increase its market share of local deposits by maintaining competitive deposit rates. The increases have come through the introduction of new deposit products and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

The growth trends of the individual types of deposits are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the second quarter of 1993, the growth in deposits during the last four quarters came in the interest-bearing transaction accounts. During 1993, as market interest rates were declining, most banks, including the Company, did not lower interest rates paid on their transaction accounts as much as they had on the certificates of deposit. Therefore, with less of an interest rate differential to encourage customers to purchase term certificates, and a common view that it would be better to remain liquid in preparation for what had been considered an inevitable rise in interest rates, customers have generally placed their deposits in non-term accounts. The Company offers a money market account, "Personal Money Master," the rate for which is tied to the 3-month Treasury bill. With the recent increases in short-term rates and a bonus rate offered during the second quarter for customers bringing in new deposits from other financial institutions, this product has become very popular. The monthly average balance of these accounts has increased $53.3 million or 78% from December 1993 to June 1994.

Table--AVERAGE DEPOSITS AND RATES
   1993                 1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
NOW/MMDA                  323.2    2.34%    340.0    2.18%    364.3    2.15%   377.3    2.10%
Savings                   153.5    2.77     152.3    2.52     154.5    2.41    154.6    2.24
Time deposits 100+         93.1    3.80      83.4    3.63      75.7    3.42     73.8    3.38
Other time                160.5    4.66     160.5    4.57     157.5    4.45    156.1    4.38
  Total interest-bearing
      deposits            730.3    3.13%    736.2    2.93%    752.0    2.81%   761.8    2.72%
Non-interest-bearing       96.4              99.0              99.6            106.4
  Total deposits          826.7             835.2             851.6            868.2
   1994
NOW/MMDA                  371.2    2.09%    407.0    2.50%
Savings                   149.4    2.25     142.9    2.25
Time deposits 100+         72.3    3.35      63.2    3.57
Other time                155.1    4.35     153.7    4.47
  Total interest-bearing
      deposits            748.0    2.72%    766.8    2.95%
Non-interest-bearing      117.5             118.6
  Total deposits          865.5             885.4

As shown in Table 3, there has been some growth in non-interest bearing demand accounts as well during the last year. Approximately $10.0 million of the increase in average balance for the first quarter relates to outstanding checks from the tax refund anticipation loan program. But this account was not significant in the second quarter of 1994, which means that there was real growth of almost 20% in the average balance for non-interest bearing demand deposits in the last year.

The Company does not solicit and does not intend in the future to solicit any brokered deposits or out-of-territory deposits. Because these types of accounts are highly volatile, they present major problems in liquidity management unless the depository institution is prepared to continue to offer very high interest rates to keep the deposits. Therefore, the Company has taken specific steps to discourage even unsolicited out-of-territory deposits in the $100,000 range and above.

Interest Rates Paid

The average rates that are paid on deposits generally trail behind market rates. This is especially the case with time deposits because the average rates are a blend of the rates paid on individual accounts which do not change until maturity. Therefore, even though the Company raised interest rates offered on some of the time deposit accounts in the first quarter of 1994, the average rates paid in the first quarter were virtually identical with the rates paid in the last quarter of 1993, and lower than the rates paid a year before. With additional rate increases, the average rates paid on the time deposits in the second quarter of 1994 are higher than for the first quarter, and almost up to the rates paid a year ago.

The Company has not yet raised rates paid on its NOW and standard MMDA accounts, but, as noted above, the rates on the Personal Money Master have increased with the rates on the 3-month Treasury bill. The rate paid increased from 3.06% at the beginning of the year to 4.23% by June 30, 1994. With an average balance of $107.9 million for the second quarter, this increase has substantially impacted the average rate on the combined total of interest-bearing transaction accounts (NOW/MMDA).

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts and one would expect that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 3, this has not been the case during the last six quarters. There are three primary reasons for this.

First, as indicated in the next section of this discussion, there has been a much lower demand for loans over the last two years because of the sluggish economy. This factor, together with what are still relatively low rates currently available from short-term securities, has made the Company reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread between the cost of these funds and the earnings on their uses are small. Second, the time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, they reprice more frequently. In a declining interest rate environment, that means that their average rate paid will decline faster, and in a rising rate environment they will rise faster. While the average rate paid on the smaller time deposits was greater than on the larger deposits in the second quarter, the difference appears to be contracting. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts and they tend to have longer terms. Therefore, some accounts are still paying quite high rates set several years ago. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Loans and Related Interest Income

Table 4 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields[2] over the last six quarters (dollars in millions).

Table 4 LOAN BALANCES AND YIELDS
                    EOP       Average      Interest     Average
Quarter Ended   Outstanding Outstanding      and Fees    Yield
December  1992      $477.2        $474.9      $10.98        $9.19
March     1993       474.3         485.5       11.73         9.72
June      1993       472.1         477.6       10.91         9.12
September 1993       451.6         465.4       10.55         9.01
December  1993       464.2         457.7       10.36         9.00
March     1994       469.5         488.6       14.23        11.73
June      1994       464.9         465.6       10.76         9.24

Change in Average Loan Balances

Due to the slow-down in the economy, the loan portfolio balance began to decline in the fourth quarter of 1990 and there were decreases in the average balance for the majority of the subsequent quarters. The first quarters of both 1993 and 1994 show the impact of the tax refund anticipation loans ("RAL's") that the Company makes. These loans are described below.

During 1993, for a larger amount of loans than would be expected based on historical experience, the Company had to foreclose on some collateral or recognize that the collateral was "in-substance" foreclosed. In such cases the carrying amounts of the loans are adjusted to the estimated market value of the collateral if that value is lower than the outstanding amount of the loan. This lower of cost or market is reported among other assets rather than in the loan portfolio, causing some of the decrease in the balances in the preceding table for the third quarter of 1993.

The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated in order to manage market and interest rate risks and liquidity. If interest rates continue to rise, consumer demand for these loans may decline, especially if initial lower "teaser" rates again become prevalent to entice borrowers to choose adjustable rate notes.

The RAL's are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made in the first quarter of the year. In 1993, there was an average of $5.3 million outstanding during the first quarter. The average loan was for about $1,100 and was outstanding for 20 days before the Company received payment from the IRS.

The Company significantly expanded the program for the 1994 tax season. As of the end of the first quarter of 1994, the Company had lent $230 million to 150,000 taxpayers. The average loan was for $1,550 and was outstanding about 12 days. The outstanding loans averaged $29.5 million for the first quarter of 1994 and there were $13.9 million outstanding at March 31, 1994. Eliminating these loans from the above table would show average loans for the first quarter of 1994 of $459.1 million, just slightly higher than for the fourth quarter of 1993. Only $5.4 million of the average balance for the second quarter in the table above relates to RAL's.

On September 29, 1993, the Company sold its portfolio of credit card loans. Outstanding balances at the time of the sale were $7.7 million. The Company continued to service the portfolio for the purchasing bank until March 1994, but the outstanding balances were not shown as loans of the Company, and the average balances of loans in the fourth quarter of 1993 and subsequent quarters are lower because of the sale. The Company will continue to issue credit cards, but it will not be responsible for collections or losses from defaults and will not receive interest earned on the outstanding balances.

Interest and Fees Earned and the Effect of Changing Interest Rates

A large proportion of the loan portfolio is made up of loans that have variable rates that are tied to the Company's base lending rate or to the Cost Of Funds Index for the 11th District of the Federal Home Loan Bank. Approximately 90% of both the commercial loans and the real estate construction loans are tied to the Company's base lending rate, and approximately one quarter of the real estate mortgage loans are tied to the 11th District Cost of Funds Index (COFI). The loans that are tied to the Company's base lending rate adjust immediately to any change in that rate while the loans tied to COFI usually adjust every six months or less. The interest rates on the fixed rate loans do not change directly with the base lending rate or any other index, but may be prepaid if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the loan to warrant refinancing. Therefore, it would be expected that average yields on the portfolio would follow declines in market interest rates with some lag, and then catch up if rates remain stable for a period of time.

The yields shown in Table 4 for the first quarters of 1993 and 1994 are significantly affected by the income from the RAL program. Average yields for the two quarters without the effect of RAL's were 9.04% and 8.67%, respectively.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers. Among these are credit lines with unused balances of $119.7 million, undisbursed loans of $11.4 million, and other loan or letter of credit commitments of $39.9 million. The corresponding figures for June 30, 1993 were $146.5 million, $17.0 million, and $40.2 million, respectively. Most of the decrease in the unused balances of credit lines is due to the sale of the credit card portfolio mentioned above. The decrease in undisbursed loans is due to the decline in real estate construction activity. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be used by customers.

The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition to the balance reported. Because the fees are generally less than the costs for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are addi-tions to the loan balances.

Allowance for Loan Losses and Credit Quality

The allowance for loan losses (sometimes called a "reserve") is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the loan portfolio, including those not yet identified. The adequacy of the allowance is based on the size of the loan portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual loans and Management's outlook for the local and national economies and how they might affect borrowers.

The size of the loan portfolio has been declining over the last two years due to a slower economy. There have been more charge-offs for the same reason, and Management has not used the declining loan volume as a reason for decreasing the allowance for loan losses.

From the beginning of 1988 through 1992, the Company's ratio of net charge-offs to average total loans and leases averaged one quarter as much as that of the average FDIC bank and one third that of its Southern California peers. However, in 1993 the Company's ratio increased to 1.15% compared to 0.84% for all FDIC banks and 1.51% for its Southern California peers. In 1993, the Company charged off a portion ($3.3 million) of one large loan to recognize the decline in value of its real estate collateral before foreclosing on the property[3]. In addition, the RAL program generated significant net charge-offs of about $588,000 (initial charge-offs at June 30, 1993 of $650,000 with subsequent recoveries of $62,000). Because these RAL's are made to customers all over the country who have no other relationship with the Company, the loss rate was fairly high. The higher loss rate was nonetheless more than covered by the fees charged by the program (about $1,048,000), and the higher level of net charge-offs is considered to be part of the cost of entering this line of business.

The Company followed the same process in 1994 as it did in 1993 by charging-off all outstanding RAL's at June 30. The total was $3,023,000. The Company expects to receive recoveries as it did in 1993. The initial charge-off ratio in 1993 was 1.44%, with a final ratio after recoveries of 1.31%. The amount charged off at June 30, 1994 represents 1.32% of the total loans that had been made. Any recoveries will reduce this ratio. The better position for 1994 reflects improvements in screening preparers and borrowers for 1994. These losses plus the operating expense are more than covered by the fees earned through quarter-end of $4.8 million.

Management continues to closely monitor the condition of the remainder of the loan portfolio. Table 5 shows the amounts of non-current loans and non-performing assets for the Company at the end of the second quarter of 1994, at the end of the prior two quarters and at the end of the same quarter a year ago. Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets.

Included in the table in boldface is comparable data[4] regarding the Company's Southern California peers for the three earlier quarters. The Company's coverage ratio remains at two and a half times what its average Southern California peer bank was at March 31, 1994.

While non-current loans are always a cause of concern, the amount of these loans shown for the Company as of June 30, 1994, does not equate directly with future charge-offs. Most of these loans are well secured by collateral. Nonetheless, Management still considered it prudent to increase the allowance for loan losses through generous quarterly provisions (bad debt expense). The Company provided $4.3 million in the first quarter of 1994, including $2.9 million for the RAL's, compared to a total of $2.8 million for the comparable period of 1993. Another $725,000 was added in the second quarter of 1994, including $132,000 for the RAL's. After the charge-off of all of the outstanding RAL's at the second quarter, this resulted in an allowance that is 2.43% of loans outstanding. The average for all FDIC insured banks of comparable size is 2.52%, and the average for the Company's Southern California peers is 3.47%.[5] Although the Company's ratio of allowance to total loans is less than that of the average ratio for its Southern California peers, Management believes that the lower ratio is justified because the Company's coverage ratio of allowance to non-current loans is two and a half times that of its peers. This is the case because the Company has a much lower proportion of non-current loans than its peers (1.17% vs. 4.49%). Management expects that the Company's credit quality ratios should continue to be substantially more favorable than those of the average peer bank.

Table 5 ASSET QUALITY
                                    June 30, 1994   March 31, 1994    December 31, 1993 June 30, 1993

                                     Company        Company           Company           Company
Loans delinquent
90 days or more                      1,064            348               862                722
Non-accrual loans                    4,380          5,308             3,126              1,089
       Total non-current loans       5,444          5,656             3,988              1,811
Foreclosed real estate               1,602          1,423             3,479             17,921
   Total non-performing assets       7,046          7,079             7,467             19,732
                                                            So. Cal          So. Cal              So. Cal
                                                             Peer             Peer                 Peer
                                     Company        Company Group     CompanyGroup      Company   Group
Coverage ratio of allowance
  for loan losses to non-current
  loans and leases                     207%           252%     83%      252%    87%        470%      75%
Ratio of non-current loans
  to total loans and leases           1.17%          1.20%   4.89%     0.86%  4.37%       0.38%    4.52%
Ratio of non-performing
  assets to average total assets      0.70%          0.71%   3.81%     0.75%  3.71%       2.08%    3.95%

The Company's ratio of non-performing assets to average total assets substantially decreased during the fourth quarter of 1993 because of sales of foreclosed properties (at a gain of $600,000). There were additional sales in the first quarter of 1994 (at a net gain of $907,000), but the effect of these sales on the ratio was partially offset by additional loans that were placed in non-accrual status.

Securities and Related Interest Income

In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). This new pronouncement requires that securities be classified in one of three categories when they are purchased. The first category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are carried on the balance sheet at their amortized historical cost. That is, they are carried at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased for later sale, the securities are classified as "trading assets." Assets held in a trading account are required to be carried on the balance sheet at their current market value. Changes in the market value of the securities are recognized in the income statement for each period in which they occur as unrealized gain or loss. Securities that do not meet the criteria for either of these categories, e. g. securities which might be sold to meet liquidity requirements or to effect a better asset/liability maturity matching, are classified as "available-for-sale." They are carried on the balance sheet at market value like trading securities. However, unlike trading securities, changes in their market value are not recognized in the income statement for the period. Instead, the unrealized gain or loss (net of tax effect) is reported as a separate component of equity. Changes in the market value are reported as changes to this component.

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

In general, the Company will purchase for the two portfolios according to the following priorities. Taxable securities, usually U. S. Government obligations with maturities of two years to five years, will be purchased for the liquidity portfolio. The size of the liquidity portfolio will vary based on loan demand, deposit growth, and the scheduled maturities of other securities. To the extent that estimated liquidity needs are met, tax-exempt municipals that meet credit quality standards will be purchased for the earnings portfolio up to an amount that does not trigger the Alternative Minimum Tax described below in "Income Taxes." Lastly, taxable securities, generally U. S. Government obligations with maturities of five years or longer, may be purchased for the earnings portfolio.

The Effects of Interest Rates on the Composition of the Investment
Portfolio

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last six quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. Computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 41%.

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD
1993                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
U.S. Treasury        297.0   5.83%    296.4   5.79%    293.1   5.68%    294.2   5.53%
U.S. Agency            0.0   0.00       1.1   3.62       5.5   3.80      15.1   4.34
Tax-Exempt            75.5  13.30      76.2  13.77      77.5  13.01      77.6  14.60
  Total              372.5   7.34%    373.7   7.32%    376.1   7.21%    386.9   7.30%

1994
U.S. Treasury        305.4   5.28%    355.6   5.30%
U.S. Agency           20.8   4.61      45.9   4.55
Tax-Exempt            78.0  13.49      79.9  13.44
  Total              404.2   6.83%    481.4   6.58%

The Company's investment practice has been to shorten the average maturity of its investments while interest rates are rising, and to lengthen the average maturity as rates are declining. This practice is expected to continue within the two portfolios. When interest rates are rising, short maturity investments are preferred because principal is better protected and average interest yields more closely follow market rates since the Company is buying new securities more frequently to replace maturing securities. When rates are declining, longer maturities are preferable because their purchase tends to "lock-in" higher rates. When there is no sustained movement up or down, the funds from maturing securities are usually sold as Federal funds until a clear direction is established. Generally, "longer maturities" has meant purchases of securities with maturities of three or five years. The two-year securities are generally purchased in $10 million increments, while the three and five-year securities are purchased in $5 million and $2 million increments, respectively.

Because securities generally have a fixed rate of interest to maturity, the average interest rate earned in the portfolio lags market rates in the same way as rates paid on term deposits. The impact of the recent increases in market rates is just beginning to be seen in the average rates of taxable securities. The sustained general downward trend in interest rates during the preceding several years resulted in the Company having to reinvest maturing funds and new funds at progressively lower rates. $50 million in U. S. Treasury securities matured in the fourth quarter of 1993 and $70 million matured in the first quarter of 1994. The effect on the average yield of taxable securities is obvious in Table 6 by comparing the average rates earned on the taxable securities in the first and second quarters of 1994 with the rates for the same quarters in 1993-the rates earned in the 1994 quarters are significantly lower than the rates earned in the same quarters of 1993. The alternative, selling the funds to other banks as Federal funds, however, would have resulted in even lower income.

Investments in most tax-exempt securities became less advantageous after 1986 because of the effect of certain provisions of the Tax Reform Act of 1986 ("TRA"). Those provisions did not affect securities purchased before the passage of the act which make up the majority of the Company's tax-exempt securities. There is still more than a sufficient differential between the taxable equivalent yields on these securities and yields on taxable securities to justify holding them to maturity. The average maturity is approximately eight years.

Certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities and require a careful credit evaluation of the issuer. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax; otherwise the tax advantage will be lost. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount (the periodic recognition as interest income of the difference between the purchase cost and the par value that will be paid upon maturity).

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

Banks have found that they are reluctant to sell a security if the increase in interest rates is such that the loss resulting from the sale of the security would have a significantly negative impact on earnings. In such cases, the holder of the security should no longer consider the security to be available for liquidity, even if there may be an active market for the security, because the earnings penalty upon sale is too great. Instead, banks sell other securities that are not below the current market. In periods of rising interest rates, this can cause an institution to accumulate large unrealized losses in its portfolios. This phenomenon was in large part the impetus for the FASB to develop and regulators to support the classification of most non-trading securities as available-for-sale with balance sheet reporting at market value.

The Company's policy calls for it to sell those securities in its liquidity portfolio which have more than a year remaining until maturity or to call date if their market value has declined to a certain trigger point. That point is reached when their yield to maturity based on their current market value is 25 basis points (1/4 of 1%) more than the yield to maturity based on their original purchase price. Limiting how much decline in market value is allowed to occur before securities are sold maintains the liquidity of the securities in the liquidity portfolio. It also recognizes that the difference in market value between an older security with a lower rate and a newer security with an interest rate at or near market approximates the present value of the higher future earnings that would be available if the Company were to sell the lower yielding security and invest in the more recent issue. In other words, when interest rates move higher and a security declines in value, the holder can either recognize the loss immediately through sale and make it up in higher future earnings, or the holder can refrain from immediately recognizing the loss but earn less on its funds until the maturity of the security. In addition, selling depreciated securities generates an immediate tax loss while holding the depreciated security delays the realization of the benefit of the loss for taxes.

Management occasionally makes exceptions to this provision, but the policy expresses Management's preference for the former course of action. Generally, exceptions are made when there are indications that the decline in price may be temporary. One such indication might be very light trading activity.

Market rates of Treasury securities have increased significantly since the Fed began raising short-term rates in February. As market rates rose, Management followed the policy of purchasing securities to follow the market up. With continued rising rates, however, the value of a number of these recent purchases fell below the trigger point and were sold. This accounts for the losses in the second quarter of 1994. Resolve to hold to this policy is always tested in periods of rising market rates because of the losses that result from following this policy, but the three reasons given above for it are important to remember: it protects the liquidity of the portfolio, it allows the Company to reinvest the funds at higher rates and have those rates locked in when interest rates turn down, and it allows for the immediate realization of the tax benefit.

There is always some variation in the market rates for Treasury securities. Under the investment policy described above, short-term reversals in a downward general trend can trigger sales of securities recently purchased, and such sales accounted for the losses in the quarters ended December of 1992 and March of 1993. Because the Company follows the practice of holding securities that have a market value above cost and selling securities when the value has declined to a certain point, it is expected that there will seldom be gains from sales of securities. Table 7 shows the net amounts of losses from the sale of securities for the last seven quarters (dollars in thousands).

Table 7-LOSSES ON SECURITIES SALES

Quarter Ended         Losses
December   1992       $(103)
March      1993         (47)
June       1993           0
September  1993           0
December   1993           0
March      1994           0
June       1994        (613)

Rates have continued to increase subsequent to June 30, 1994 and have triggered some additional sales with consequent losses. As of the end of July 1994, these losses have totaled $278,000.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals, is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be avail-able for longer periods is generally invested in U. S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 8 illustrates the average funds sold position of the Company and the average yields over the last seven quarters (dollars in millions).

Table 8-AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                        Average         Average
Quarter Ended         Outstanding         Yield

December   1992          $2.3             2.90%
March      1993          18.2             3.02
June       1993          31.3             2.91
September  1993          36.1             2.96
December   1993          21.8             2.97
March      1994           4.9             3.20
June       1994           8.7             3.95

When interest rates are rising, the Company can benefit by keeping larger amounts in Federal funds because the excess funds earn interest reprice daily. When rates are declining, the Company generally decreases the amount of funds sold and instead purchases Treasury securities and/or bankers' acceptances. When rates are stable, the balance of Federal funds is determined more by available liquidity than by policy concerns. In the third and fourth quarters of 1993, excess funds that might otherwise have been sold as Federal funds were instead invested in short-term U. S. Treasury securities and bankers' acceptances maturing in the first quarter of 1994 to provide funding for the RAL program. In the first quarter of 1994, virtually all available funds were used to support the program, leaving few funds for sale, even though rates were rising.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to 6-month
U. S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U. S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 9 discloses the average balances and yields of bankers' acceptances for the last seven quarters (dollars in millions).

Table 9-AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                        Average         Average
Quarter Ended         Outstanding         Yield

December   1992          $14.3             3.53%
March      1993           13.4             3.52
June       1993             -               -
September  1993           16.0             3.34
December   1993           60.8             3.32
March      1994           33.7             3.31
June       1994            1.4             3.35

About $35 million in bankers' acceptances were purchased in the fourth quarter of 1992 to mature in the first quarter of 1993 to provide funding for the Company's RAL program. When these matured, they were not immediately replaced. However, the Company recognized the need to provide a significant amount of funds in the first quarter of 1994 for the planned expansion of the RAL program. With rates on acceptances comparing favorably to shorter-term U. S. Treasury securities, significant purchases were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. As the RAL's were repaid, the funds were used to purchase securities with longer maturities, thereby reducing the Company's holdings to a single $5 million acceptance at March 31, 1994. Management expects to purchase bankers' acceptances in the next several months to mature in early 1995 to fund next year's RAL's, so average balances are likely to increase in the latter half of 1994.

Other Borrowings and Related Interest Expense

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total short-term component represents a very small portion of the Company's source of funds (less than 5%) and shows little variation in total, all of the short-term items have been combined for the following table. Interest rates on these short-term borrowings change over time, generally in the same direction as interest rates on deposits.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last seven quarters.

Table 10-OTHER BORROWINGS

                     Average         Average         Percentage of
Quarter Ended      Outstanding         Rate         Average Total Assets

December   1992     $39.2             3.02%             4.1%
March      1993      30.7             2.94              3.3
June       1993      27.4             2.89              2.9
September  1993      23.0             2.83              2.4
December   1993      29.1             2.88              2.9
March      1994      28.8             2.97              2.9
June       1994      30.5             3.50              3.0

Other Operating Income

Trust fees are the largest component of other operating income.
Management fees on trust accounts are generally based on the market value of assets under administration. As the number of customers and the size of portfolios have grown, the fees have increased. Table 11 shows trust income over the last seven quarters (in thousands).

Table 11-TRUST INCOME

   Quarter Ended         Trust Income

December   1992           $1,491
March      1993            1,717
June       1993            1,484
September  1993            1,682
December   1993            1,706
March      1994            1,781
June       1994            1,510

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $179,000 and $81,000 of the fees earned in the first and second quarters of 1994, respectively, and $226,000 and $32,000 of the fees earned in the first and second quarters of 1993, respectively. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, there is a general increasing trend in trust income. New customers bringing additional trust assets to the Company and generally higher prices in the securities markets have caused the market value of assets to increase substantially over the last several years.

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

Categories of non-interest operating income other than trust fees are shown in Table 12 for the last seven quarters (in thousands).

Table 12-OTHER INCOME                      Other Service
                       Service Charges         Charges,
                         on Deposit         Commissions         Other
Quarter Ended             Accounts             & Fees           Income

December   1992            $682                $929              $278
March      1993             701                 822               182
June       1993             702                 916               190
September  1993             709               1,043               236
December   1993             713               1,012               334
March      1994             724                 791               145
June       1994             746               1,249               149

The amounts for the first quarter of 1994 are lower than for previous quarters for several reasons. In addition to interest earned on outstanding credit card balances, which up to the time of the sale of the credit card portfolio at the end of the third quarter of 1993 was reported with other interest income, there are also other fees related to credit card processing. When a merchant deposits credit card charges with a bank, the merchant is charged a fee. The bank with which a merchant deposits credit card charges earns a portion of that fee, and the bank that issued the card earns a portion of the fee. Prior to the sale of the credit card portfolio, the Company earned fees for customer use of their cards. Approximately $134,000 of the $1,043,000 in Charges, Commissions & Fees for the third quarter of 1993 were fees of this type. These fees have not been earned after the third quarter of 1993 because of the sale of the credit card portfolio. By the terms of the sales agreement with the purchaser of the portfolio, some fees will be earned from the purchasing bank based on the number of cards outstanding and purchases by these cardholders, but these fees are less than what was earned when the Company owned the portfolio. These fees were approximately $55,000 for the first quarter of 1994. The Company continues to earn the portion of the fees related to the merchant, because the merchant processing activity was not sold. An increase in these fees accounts for much of the increase in fees for the second quarter. Management anticipates that total other service charges, commissions and fees will average around $1,050,000 per quarter over the next few quarters.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it must defer them and recognize them as interest income over the term of the loan. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than interest income. In the fourth quarters of 1992 and 1993, the Company originated a significant number of fixed rate mortgages, many of them refinancings, that it immediately sold to other financial institutions or insurance companies. The larger-than-usual balance of refinancings in the fourth quarter of 1993 appeared to be related to consumers' fears that rates were starting to rise and that this would be their last chance to "lock in" lower rates. The Company did many fewer refinancings in the first and second quarters of 1994. Gains attributable to the subsequent sale of these notes totaled approximately $38,000 and $75,000 for the second and first quarters of 1994, respectively, compared with approximately $196,000 in the fourth quarter of 1993. With rates at higher levels, it would be expected that refinancing activity will remain less than in 1993.

Staff Expense

The Company has closely monitored staff size and in the last two years has managed to limit the increase in the average number of employees to about 7.2% (about 32 employees) while average assets of the Company increased about 8.5% and the market value of trust assets under administration increased substantially. Merit increases have averaged 5% or less the last two years due to the relatively low inflation rate.

The amounts shown for Profit Sharing and Other Employee Benefits include
(1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) workers' compensation insurance. The significant decrease in this expense from the third quarter of 1993 to the fourth quarter of 1993 and the significant increase for the first quarter of 1994 are due to several factors. The first factor relates to the Company's contributions to the profit sharing and retiree health plans. These contributions are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it previously had been. The Company had been accruing for these contributions during the first three quarters of 1993 at the 1992 rate and therefore needed to adjust the accrual in the fourth quarter. For the first two quarters of 1994, the Company accrued for these contributions at a higher rate, with the belief that net charge-offs will not be as great in 1994 as in 1993.

The second factor relates to payroll taxes. An estimated amount for officer bonuses is accrued as salary expense during the year because the bonuses are based on the financial performance for that year. However, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore the payroll taxes relating to the bonuses for the prior year are all charged as expense in the first quarter of the current year, accounting for a portion (approximately $76,000) of the increase from the fourth quarter of 1993 to the first quarter of 1994. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter. On just a slightly higher salary level, payroll taxes were about $127,000 more in the first quarter of 1994 than the fourth quarter of 1993.

Table 13 shows the amounts of staff expense incurred over the last seven quarters (in thousands).

Table 13-STAFF EXPENSE

                             Salary and          Profit Sharing and
   Quarter Ended         Other Compensation      Other Employee Benefits
December   1992                $3,577                 $1,110
March      1993                 3,709                  1,305
June       1993                 3,785                  1,077
September  1993                 3,828                  1,140
December   1993                 4,010                    787
March      1994                 4,096                  1,353
June       1994                 4,281                  1,246

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

Other Operating Expenses

The Company has made a serious effort to contain non-interest expense. One method of measuring its success is by computing an operating efficiency ratio. This ratio is the amount of non-interest expense (including salaries and benefits as well as the other operating expenses discussed in this section) divided by the sum of net interest income and non-interest income. The provision for loan loss and the effect of gains or losses from sales of securities are omitted from the computation. The Company's operating efficiency ratio for the year 1993 was 62.0%. This means that it cost the Company sixty-two cents to earn a dollar of income. This compares with a ratio of 65.5% for all FDIC banks of $100 million to $1 billion in asset size for 1993. For the year of 1993, the Company's lower ratio meant $2.1 million less operating expense was incurred than the FDIC peer ratio would indicate was incurred at the average peer bank of comparable size. The Company's operating efficiency ratio for the first half of 1994 is 56.6%, but that number is significantly impacted by the large amount of RAL fees and the gains on the sale of OREO that occurred during the first quarter of 1994. These will not recur during the remainder of the year. The Company is working to bring the ratio below 60.0% for the year 1994. The FDIC peer ratio for the first quarter of 1994 was 60.9%.

Table 14 shows other operating expenses over the last seven quarters (dollars in thousands).

Table 14-OTHER OPERATING EXPENSE

                    Occupancy Expense      Furniture &         Other
Quarter Ended         Bank Premises         Equipment         Expense

December   1992           $728                $370             $3,018
March      1993            694                 370              2,711
June       1993            686                 420              2,749
September  1993            792                 488              2,672
December   1993            817                 539              3,459
March      1994            787                 488              3,096
June       1994            855                 511              3,144

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

Included in other expense is the premium cost paid for FDIC insurance.
The FDIC has converted to a graduated rate for the premium based on the soundness of the bank. The annual rate ranges from 23 cents to 30 cents per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate is 23 cents per hundred. As deposits increase, this expense increases proportionally.

Other expense was higher than usual in the fourth quarter of 1992 in part because the Company made a $200,000 charitable contribution. This contribution was made to a charitable corporation that distributes the money to other charitable organizations at the Company's instruction. This gift, which would have been made in any event over the next year, was made in 1992 to reduce taxes.

Other expense for the fourth quarter of 1993 was higher than usual due to the same type of year-end charitable donation as was made in 1992 and due to extra marketing expense incurred for the Company's new advertising program. Table 15 details the components of other expense in the accompanying income statements (in thousands).

Table 15 OTHER EXPENSE
                           Six-Month Periods      Three-Month Periods
                              Ended June 30          Ended June 30
                             1994       1993        1994       1993
FDIC and State assessments $1,040     $  938      $  520     $  479
Insurance                     130        136          66         62
Professional services         362        422         166        146
RAL processing fees           323          0           0          0
Supplies and sundries         300        288         152        141
Postage and freight           318        320         142        152
Marketing                     489        352         353        117
Bankcard processing           799        827         381        444
Other                       2,477      2,178       1,364      1,208
  Total                    $6,238     $5,461      $3,144     $2,749

Marketing expense is higher for the second quarter of 1994 compared to the same quarter of 1993 primarily because of a special promotion for residential real estate loans. As part of its management of the interest rate risk inherent in holding large amounts of fixed rate securities, the Company is attempting to increase its portfolio of variable rate residential loans.

The net cost of other real estate owned ("OREO") is not included in the preceding table because it appears on a separate line in the statements of income. When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. If the fair value is less than the outstanding amount of the loan, the difference is charged to the allowance for loan loss at the time of foreclosure. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, a gain is realized that is credited to this category.

The negative amount in the income statement for this expense category for the first six months of 1994 reflects approximately $907,000 in net gains arising out of sales less approximately $327,000 in operating expenses and writedowns. The gains arose from the sale of the final four units of a condominium project on which the Company foreclosed in 1993. The Company had made a very conservative estimate of the market value of these units at the time of foreclosure because of the slow pace of sales of the units before foreclosure. With the local residential real estate market showing increased strength, and with some initial sales to demonstrate that the prices were not going to be reduced further, the Company was able to sell the units at prices higher than the conservative estimate. Some gains from sale were also recognized in the final quarter of 1993.

As disclosed in Note 7 to the financial statements, the Company has $1.6 million in OREO as of June 30, 1994. This compares with $17.9 million as of a year earlier. With a much smaller balance of OREO being held, Management anticipates that this OREO operating expense will continue to trend lower. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

Accounting Standard Changes

The provisions and impact of the adoption of FASB 115 as of the beginning of the 1994 are discussed above in "Securities and Related Interest Income."

Impaired Loans

As explained in "Allowance for Loan Losses," generally accepted accounting principles require the Company to provide an allowance that is adequate to absorb losses that are inherent in the loan portfolio. Banks and other financial institutions have determined the adequacy of this allowance based on the eventual collectibility of principal and interest without regard to the timing of the payments. According to the FASB, this determination does not recognize the economic loss that results from a delay in payments even if all outstanding balances are eventually collected.

To recognize this loss and to eliminate differences in the manner in which various types of financial institutions account for troubled loans, in May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This pronouncement, which must be implemented by the Company in 1995, provides that a loan is "impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." The impairment is to be measured by the creditor based on the present value of its best estimate of future cash flows discounted at the loan's effective interest rate. Estimates are to be based on reasonable and supportable assumptions and projections. Alternatively, the creditor may measure impairment by means of an observable market price. If foreclosure of the collateral is probable, the statement requires that the Company measure impairment at the fair value of the collateral. For any difference between the outstanding balance of the loan and its fair value after recognition of the impairment, a valuation allowance is to be established through a charge to the provision for loan loss.

Each month, as part of its review of the adequacy of the allowance, Management allocates portions of the allowance to individual loans that have been identified as troubled. The allocation is based on its estimates of losses that might be realized and to all other loans based on historical trends, recent credit gradings, and estimates of the impact of economic factors on borrowers in general. After this allocation is completed, any remaining amount in the allowance would be unallocated. The Company has followed the practice of maintaining an unallocated allowance to provide for unforeseen circumstances. While the Company has not taken the loss from delayed payments into account in estimating the amount of the allowance that should be provided, Management believes that, when the pronouncement is implemented, the unallocated amount should be sufficient to absorb any additional losses that need to be recognized with no need for significant additions to the allowance.

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

In June, 1993, the FASB issued an exposure draft for a new pronouncement that would eventually require the Company to recognize employee compensation expense for all stock options. The amount of expense would be computed using a mathematical model that considers such factors as the exercise price, the current market price, the length of the option period, and the price volatility of the stock. The model is intended to compute the probabilities for various amounts by which, during the term of the option, the market price of the stock will exceed the exercise price. The provisions of the exposure draft would require footnote disclosure of the expense for the years 1995 through 1996, but not recognition in the financial statements. Recognition in the financial statements would begin in 1997.

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

Liquidity

Sufficient liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. Sufficient liquidity is a function of (1) having cash or cash equivalents on hand or on deposit at a Federal Reserve Bank ("FRB") adequate to meet unexpected immediate demands, and (2) balancing near-term and long-term cash inflows and outflows to meet such demands over future periods.

Fed regulations require banks to maintain a certain amount of funds on deposit ("deposit reserves") at the FRB for liquidity. Except in periods of extended declines in interest rates when the investment policy calls for additional purchases of investment securities, or in the first quarter when all available funds are used to fund the RAL's, the Company also maintains a balance of Federal funds sold which are available for liquidity needs with one day's notice. Because the Company stays fairly fully invested, occasionally during the year, and more frequently during the first quarter of 1994, with the large liquidity needs associated with the RAL program, the Company purchases Federal funds from other banks or borrowed from the FRB. There are no significant problems with this approach, and the Company always has an abundance of Treasury notes in its liquidity portfolio that could be sold to provide immediate liquidity if necessary.

The timing of inflows and outflows to provide for liquidity over longer periods is achieved by making adjustments to the mix of assets and liabilities so that maturities are matched. These adjustments are accomplished through changes in terms and relative pricing of different products. The timing of liquidity sources and demands is well matched when there is approximately the same amount of short-term liquid assets as volatile, large liabilities, and the maturities of the remaining long-term assets are relatively spread out. Of those assets generally held by the Company, the short-term liquid assets consist of Federal funds sold and debt securities with a remaining maturity of less than one year. Because of its investment policy of selling taxable securities before any loss becomes too great to materially affect liquidity, and because there is an active market for Treasury securities, the Company considers its Treasury securities with a remaining maturity of under 2 years to be short-term liquid assets for this purpose. The volatile, large liabilities are time deposits over $100,000, public time deposits, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this analysis, they are not considered volatile.

A method used by bank regulators to compute liquidity using this concept of matching maturities is to divide the difference between the short-term, liquid assets and the volatile, large liabilities by the sum of the loans and long-term investments, that is:

   Short-term, Liquid Assets
     - Volatile, Large Liabilities
   ---------------------------------           =    Liquidity Ratio
    Net Loans and Long-term Investments

As of June 30, 1994, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $98 million and the liquidity ratio was 12.97%, using the balances (in thousands) in Table 16.

Table 16--LIQUIDITY COMPUTATION COMPONENTS
                                                                            Net Loans and Long-
Short-term, Liquid Assets            Volatile, Large Liabilities            term Investments
Fixed rate debt                      Time deposits 100+          $ 70,262     Net loans         $453,557
   with maturity                     Repurchase agreements                    Long-term
   less than 1 year         97,478    and Federal funds                        securities        300,936
Treasury securities with              purchased                    28,034
   1-2 year maturities      99,809   Other borrowed funds           1,155
Total                     $197,287   Total                       $ 99,451     Total             $754,493

The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. Since the first quarter of 1993, the end-of-quarter ratio has been as high as 36.35%, at September 30, 1993. The current liquidity amount is above the range that the Company is trying to maintain - from positive $75 million to negative $25 million. Too high a liquidity amount or ratio results in reduced earnings because the short-term, liquid assets generally have lower interest rates. However, investing the excess in longer-term securities would subject the Company to substantial market risk and limit its ability to respond when loan demand increases as the economy recovers, so no specific steps are being taken at present to reduce liquidity.

Securities from both the liquidity and earnings portfolios are included in the balances for short-term liquid assets in Table 16. The inclusion of securities from the earnings portfolio is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning. The amounts in Table 16 are also adjusted for $5 million in taxable securities which had depreciated below the level at which they would normally be sold, but which Management elected to hold until the market showed more stability.

Capital Resources

Table 17 presents a comparison of several important amounts and ratios for the second quarters of 1994 and 1993 (dollars in thousands).

Table 17--CAPITAL RATIOS
                                  1994          1993       Change
Amounts:
  Net Income                  $    3,177     $  3,161     $    16
  Average Total Assets         1,011,108      950,654      60,454
  Average Equity                  89,155       83,019       6,136
Ratios:
  Equity Capital to
    Total Assets (Period-end)       8.78%        8.83%      -0.05%
  Annualized Return
    on Average Assets               1.26%        1.33%      -0.07%
  Annualized Return
    on Average Equity              14.25%       15.23%      -0.98%

Earnings are the largest source of capital for the Company. Management expects that over the next few quarters operating earnings will continue at about the same level as during the second quarter of 1994 on an annualized basis. However, it is virtually certain that there will be some variation quarter by quarter. Areas of uncertainty relate to asset quality, loan demand, and the continued ability to respond to interest rate changes.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Since June 30, 1994, increasing interest rates have caused some losses from sales of securities as explained in "Securities and Related Interest Income" above. If interest rates on investments continue to rise over the next few quarters, additional losses will need to be taken in order to keep the securities in the liquidity portfolio liquid and earning at close to the market rate. Most financial institutions have not raised their deposit rates significantly. If market rates continue to increase, deposit rate increases will be necessary to hold market share.

The Fed sets minimum capital guidelines for U. S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of June 30, 1994, the Company's risk-based capital ratio is 19.81%. The previous guidelines that required primary capital to exceed 5.5% of total assets have been replaced with new "Leverage Capital Requirements." According to these requirements, the Company must maintain shareholders' equity of at least 4% to 5% of total assets. As of June 30, 1994, shareholders' equity is 8.78% of total assets, reflecting that the Company currently has ample capital to support both the additional growth in deposits that is expected, and the higher level of dividends (20 cents per share per quarter) declared by the Board of Directors at the end of the quarter.

No significant commitments or reductions of capital are anticipated.

As explained in Note 4 to the financial statements, effective with the adoption of FASB 115 in December 31, 1993the Company is reporting a new component of capital in the balance sheet representing the after-tax effect of the unrealized gains or losses on securities that are available for sale. With the increase in interest rates during the first quarter, the net unrealized gain at December 31, 1993 has become a net unrealized loss. The $1,263,000 net unrealized loss is not a material amount relative to the Company's total capital of over $90 million. With the policy to set stop loss orders on the securities in its liquidity portfolio, Management does not anticipate a situation in which this account will represent a material reduction in capital.

Regulation

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and condi-tions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company is required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the FRB. The Bank is primarily regulated by the FDIC and the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. Each of the regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

The Fed may take action against bank holding companies and the FDIC against banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company has received no indication that either banking agency is in any way contemplating any such action with respect to the Company or the Bank, and given the strong capital position of both the Bank and the Company, Management expects no such action.

FOOTNOTES

1 The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, First Quarter, 1994, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on quarter-end information provided by banks. It takes about 1-2 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1994. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

2 As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $8.0 million as of June 30, 1994. The average yields presented in Table 4 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1994 would be $10.7 million as shown in the accompanying financial statements and the average yield would be 9.18%. There would also be corresponding reductions for the other quarters shown in the Table 4.
The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

3 Subsequent to this charge-off, the Company was able to realize gains on the sales of the individual units of this property. These gains are included as offsets to the net cost of operating other real estate on the income statements of the Company for the year ended December 31, 1993 and the six months ended June 30, 1994.

4  Reported in Western Bank Monitor, First Quarter, 1994.

5 Reported in or derived from information reported in The FDIC Quarterly Banking Profile and the Western Bank Monitor, First Quarter 1994.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

      Not applicable.

Item 2.   Changes in Securities

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.   Other Information:

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibit Index:

                                       Sequential
   Exhibit Number   Item Description   Page Number

        10         Material Contracts:

        10.2         Leases:

        10.2.1        Lease Agreement for
                       1021 Anacapa St.      35

        11         Computation of Per        67
                    Share Earnings

(b)   No reports were filed on Form 8-K

                       STANDARD FORM LEASE

                FREE STANDING COMMERCIAL BUILDING


     THIS LEASE is between the Lessor and Lessee identified in the following Basic Provisions. This lease consists of the Basic
Provisions together with the attachments and exhibits listed in Paragraph N of the Basic Provisions.

BASIC PROVISIONS

A.   LESSOR

     (1)  Name of Lessor(s):     PUEBLO ASSOCIATES, a California
limited partnership

     (2)  Lessor's Trade Name:

B.   LESSEE

     (1)  Name of Lessee(s):     SANTA BARBARA BANK & TRUST, a
California corporation

     (2)  Lessee's Trade Name:

C.   LEASED PREMISES (Section 1)

     (1)  Description of Premises (Section 1.1)

          (a) That certain building known as SBBT Administrative Offices and the land upon which it is situated located at 1021 Anacapa Street , in the City of Santa Barbara , County of Santa Barbara, State of California (herein the "building"), which consists of approximately 28,957 square feet of usable space.

     (2)  Preparation of Premises; Occupancy (Section 1.3)

     [X] (a) No work shall be required by Lessor to prepare the premises for occupancy by Lessee. But see Exhibit J regarding seismic reinforcement work.

     [ ]  (b)  The Anticipated Completion Date for any work to be
done by Lessor, as reflected on Exhibit B, is ([ ] the        day
of              , 19    ) ([ ] set forth in Exhibit B).

D.   TERM OF LEASE (Section 2)

     (1) Commencement Date. The Commencement Date of this lease shall be:

     [X]  (a)  The  1st  day of  May , 19 94 .

     [ ]  (b)  Other (specify):
                                                                 .

     (2) Initial Term. A period of five ( 5 ) years and no (-0-) full calendar months, measured from the first day of the first full calendar month of the lease term; the last day of the initial term of this lease shall be the last day of April, 1999.

     (3) Renewal Option. Lessee ([X] shall) ([ ] shall not) have option(s) to renew (complete and attach Exhibit G if Lessee has renewal options).

E.   TYPE OF LEASE

     This lease is intended to be of the following type:
[ ]  (1)  Gross lease (omit Exhibits E and F)
[ ]  (2)  Absolute (triple) net lease (attach Exhibit E)
[X] (3) Modified triple net lease (attach Exhibits F and/or J, as appropriate)

F.   RENTAL (Section 3)

     (1) Minimum Monthly Rent. The sum of $ 39,960.66 to be paid in advance on or before the first day of each month
(Section 3.1).

     (2)  Adjustment to Minimum Monthly Rent (Section 3.1)

     [ ]  (a)  Not applicable.

     [X] (b) Other (specify): To be increased annually effective as of the first day of May each year to the amount set forth in the Supplemental Conditions attached as Exhibit J.

G.   REAL PROPERTY TAXES (Section 5)

[ ]  (1)  Included in Minimum Monthly Rent.
[ ]  (2)  To be paid directly by Lessee to the Tax Collector
[X]  (3)  To be reimbursed by Lessee to Lessor as provided:
     [ ]  (a)  In Exhibit E: Lessor's Operating Costs (triple net lease).
     [ ]  (b)  In Exhibit F: Building & Common Area Costs.
     [X]  (c)  In Exhibit J: Supplemental Terms and Conditions.

H.   USE BY LESSEE (Section 6)

     (1) Lessee shall use and occupy the leased premises only for general office and business uses, including any uses permitted by local zoning ordinances .

     (2) Lessee may operate a business in the leased premises under a tradename different than the tradename, if any, specified in paragraph B, above ([X] without) ([ ] only with) Lessor's prior written consent.

I.   UTILITIES (Section 8)

[ ]  (1)  All utilities shall be included in Minimum Monthly Rent.

[ ]  (2)  Lessor shall provide all customary utilities in
reasonable quantities at its sole cost and expense, except that
Lessee shall provide and pay for                                 .

[X] (3) Lessor shall provide in reasonable quantities all customary utilities except those specified in paragraph (4), below, but Lessee shall reimburse Lessor the costs thereof as provided:
     [ ] (a) In Exhibit E: Lessor's Operating Costs (triple net lease).
     [ ]  (b)  In Exhibit F: Building & Common Area Costs.
     [X]  (c)  In Exhibit J: Supplemental Terms and Conditions.

J.   PERSONAL PROPERTY (Section 9)

     Lessor ([ ] shall) ([X] shall not) have a lien on the Lessee's personal property for the purpose of securing the performance by Lessee of its obligations under the lease.

K.   INSURANCE (Section 11)

     (1)  Lessee's Insurance.  Unless otherwise provided below,
Lessee shall procure and maintain:

     [X] (a) Liability Insurance. Public liability insurance, initially with single limit coverage for personal injury & property damage in the amount of $ 10,000,000 (Section 11.3.1).

     [X]  (b)  Personal Property.  Fire and casualty insurance on
Lessee's leasehold improvements and personal property in an amount not less than 90 % of ([X] actual cash value) ([ ] replacement value) (Section 11.3.2).

     [ ] (c) Business Interruption Insurance. Lessee ([ ] shall) ([X] shall not) be required to procure and maintain rent continuation insurance (Section 11.3.3).

     [X] (d) Additional Policy Endorsements. Lessee shall obtain the following endorsements to its liability and/or property insurance with initial limits not less than those indicated below:

             Endorsement               Yes   No       Amount
             Products Liability        [ ]   [X]   $
             Dram Shop Liability       [ ]   [X]   $
             Plate Glass Insurance     [ ]   [X]   $
             Boiler and Machinery      [ ]   [X]   $
             Professional Liability    [ ]   [X]   $
             Non-owned Auto            [X]   [ ]   $ 10,000,000

     (2) Insurance on Building & Improvements. Unless otherwise provided below, ([X] Lessor) ([ ] Lessee) (herein, the "Insuring
Party") shall procure and maintain:

     [X] (a) Fire and Casualty Insurance. Fire and casualty insurance with vandalism and malicious mischief endorsements in an
amount which does not exceed   ([ ]        % of actual cash value)
([X]  100  % of full replacement value) and may have a deductible
of not less than ([ ] $        ) ([X]  1.0  % of the full insurable
value) (Section 11.4.1).

     [ ]  (b)  Flood and Earthquake.  The Insuring Party :
                     Shall
          Shall       not     be required to procure and maintain
          [ ]         [X]     earthquake coverage (Section 11.4.2)
          [ ]         [X]     flood insurance (Section 11.4.2)

     [X] (c) Rent Continuation Insurance. Rent continuation insurance in an amount sufficient to assure the continuing payment of the minimum monthly rent for a period of twelve (12) months following the occurrence of an insured casualty to the Building (Section 11.4.3).

     [X] (d) Additional Coverage. At the election of Lessor, such insurance may include the following endorsements and/or provisions (check each applicable item):

          Endorsement         Yes  No   Maximum Deductible
          Inflation Guard     [X]  [ ]
          Full Replacement
            Cost              [X]  [ ]
          Stated Value        [X]  [ ]
          Sprinkler Leakage   [X]  [ ]
          Contingent Liability
            (Down Zoning)     [X]  [ ]  $ 1% of FMV
          Demolition and
            Grading           [ ]  [X]
          Plate Glass
            Insurance         [ ]  [X]
          Flood               [ ]  [X]  $
          Earthquake          [X]  [ ]  $ 10% of FMV

     (3) Costs of Insurance. The costs of the insurance permitted or required to be maintained pursuant to subparagraph (2), above shall be: (check each applicable item):

     [ ]  (a)  Borne by Lessor without reimbursement by Lessee.
     [ ]  (b)  Paid directly by Lessee.
     [X]  (c)  Paid by Lessor but reimbursed by Lessee as provided:
          [ ]  (i)   In Exhibit E: Lessor's Operating Costs
                     (triple net lease).
          [ ]  (ii)  In Exhibit F: Building & Common Area Costs.
          [X]  (iii) In Exhibit J: Supplemental Terms and
                     Conditions.

L.   SUBLETTING (Section 16)

     Lessee may not assign or sublet the premises without Lessor's prior written consent, which consent ([ ] shall be at Lessor's sole discretion) ([X] shall not be unreasonably withheld).

M.   BASE YEAR (Sections 5, 8 & 11)

[X]  (1)  Not applicable

[ ] (2) For the purpose of determining the increase in any operating or occupancy costs payable by Lessee under this lease, the Base Year shall be the calendar year ending on December 31, 19 , or, if the building in which the leased premises are situated is not yet constructed, the first calendar year in which an installment of real property taxes is based on the assessed value of the completed building and improvements after completion of construction.

N. ATTACHMENTS AND EXHIBITS

     The following exhibits and appendices are attached to and are incorporated as an integral part of this lease by reference:

     YES  NO
     [X]       Standard Terms and Conditions
     [ ]  [X]  Exhibit A: Rules and Regulations
     [ ]  [X]  Exhibit B: Preparation of Premises
     [ ]  [X]  Exhibit C: Adjustment to Minimum Rent
     [ ]  [X]  Exhibit D: Percentage Rent Provisions
     [ ]  [X]  Exhibit E: Lessor's Operating Costs (triple net
               lease)
     [ ]  [X]  Exhibit F: Building & Common Area Costs
     [X]  [ ]  Exhibit G: Lessee's Option to Renew
     [X]       Exhibit J: Supplemental Terms & Conditions
     [X]       Exhibit L: Lessee's First Refusal Option

        OFFER BY LESSOR

Lessor offers to lease the
building to Buyer on the terms
and conditions set forth above.


Date:

PUEBLO ASSOCIATES,
  a California limited
   partnership

By
   Donald M. Anderson
   General Partner

Lessor's Mailing Address:
PUEBLO ASSOCIATES, a
  partnership
1021 Anacapa Street
Santa Barbara, CA  93101
Attn: Donald M. Anderson
Telephone: (805) 564-6300

        ACCEPTANCE BY LESSEE

Lessee agrees to lease the
building from Lessor on the
terms and conditions set forth
above.

Date:

SANTA BARBARA BANK & TRUST,
  a California corporation


By
   David Spainhour
   President

Lessee's Mailing Address:
Santa Barbara Bank & Trust
1021 Anacapa Street
Santa Barbara, CA  93101
Attn: David Spainhour
Telephone: (805) 564-6300

                  FREE STANDING BUILDING LEASE

                  STANDARD TERMS AND CONDITIONS

     THESE STANDARD TERMS AND CONDITIONS are an integral part of the Free Standing Building Lease between the following parties:

LESSOR:        PUEBLO ASSOCIATES, a California limited
               partnership
LESSEE:        SANTA BARBARA BANK & TRUST, a California
               corporation
PREMISES:      1021 Anacapa Street

Each reference in the Standard Terms and Conditions to information set forth in the Basic Provisions of this lease shall be construed to incorporate all of the information to which reference is made. Any conflict between these Standard Terms and Conditions and the information set forth in the Basic Provisions shall be resolved in favor of these Standard Terms and Conditions.

                        TABLE OF CONTENTS

Section                                                      Page

1.  LEASED PREMISES. . . . . . . . . . . . . . . . . . . . . .  1
    1.1   Description of Premises. . . . . . . . . . . . . . .  1
    1.2   Preparation of Premises; Occupancy . . . . . . . . .  1

2.  TERM OF LEASE  . . . . . . . . . . . . . . . . . . . . . .  1

3.  RENTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  1
    3.1   Minimum Monthly Rent . . . . . . . . . . . . . . . .  1
    3.2   Time and Manner of Payment . . . . . . . . . . . . .  1

4.  INTENTION OF PARTIES; NEGATION OF PARTNERSHIP. . . . . . .  2

5.  PROPERTY TAXES AND ASSESSMENTS . . . . . . . . . . . . . .  2
    5.1   Personal Property Taxes. . . . . . . . . . . . . . .  2
    5.2   Real Property Taxes. . . . . . . . . . . . . . . . .  2
    5.3   Taxes Defined; Special Assessments . . . . . . . . .  2

6.  USE; LIMITATIONS ON USE. . . . . . . . . . . . . . . . . .  3
    6.1   Lessee's Use of Premises . . . . . . . . . . . . . .  3
    6.2   Limitations on Use . . . . . . . . . . . . . . . . .  3

7.  ALTERATIONS. . . . . . . . . . . . . . . . . . . . . . . .  4
    7.1   Changes by Lessee. . . . . . . . . . . . . . . . . .  4
    7.2   Mechanics' Liens . . . . . . . . . . . . . . . . . .  5

8.  UTILITIES. . . . . . . . . . . . . . . . . . . . . . . . .  5
    8.1   Utility Service to Leased Premises . . . . . . . . .  5
    8.2   Interruptions in Service . . . . . . . . . . . . . .  5

9.  LESSEE'S PERSONAL PROPERTY . . . . . . . . . . . . . . . .  5
    9.1   Installation of Property . . . . . . . . . . . . . .  5
    9.2   Removal of Personal Property . . . . . . . . . . . .  6

10. CARE AND MAINTENANCE . . . . . . . . . . . . . . . . . . .  6
    10.1  Lessor's Maintenance . . . . . . . . . . . . . . . .  6
    10.2  Lessee's Maintenance . . . . . . . . . . . . . . . .  7
    10.3  No Right to Offset . . . . . . . . . . . . . . . . .  7

11. INDEMNITY AND INSURANCE. . . . . . . . . . . . . . . . . .  7
    11.1  Indemnification Agreement. . . . . . . . . . . . . .  7
    11.2  Duty to Defend . . . . . . . . . . . . . . . . . . .  8
    11.3  Lessee's Insurance . . . . . . . . . . . . . . . . .  8
    11.4  Insurance on Building & Improvements . . . . . . . .  8
    11.5  Miscellaneous Insurance Provisions . . . . . . . . . 10
    11.6  Adjustments to Coverage. . . . . . . . . . . . . . . 10
    11.7  Policy Provisions. . . . . . . . . . . . . . . . . . 10
    11.8  Proof of Payment . . . . . . . . . . . . . . . . . . 11
    11.9  Waiver of Subrogation. . . . . . . . . . . . . . . . 11
    11.10 Payment of Proceeds. . . . . . . . . . . . . . . . . 11

12. DAMAGE OR DESTRUCTION. . . . . . . . . . . . . . . . . . . 11
    12.1  Insubstantial Damage . . . . . . . . . . . . . . . . 11
    12.2  Substantial Damage . . . . . . . . . . . . . . . . . 11
    12.3  Uninsured Losses . . . . . . . . . . . . . . . . . . 12
    12.4  Costs and Expenses . . . . . . . . . . . . . . . . . 12
    12.5  Repairs & Restoration. . . . . . . . . . . . . . . . 12
    12.6  Insurance Trustee. . . . . . . . . . . . . . . . . . 13
    12.7  Termination; Abatement of Rent . . . . . . . . . . . 13

13. CONDEMNATION . . . . . . . . . . . . . . . . . . . . . . . 14
    13.1  Definitions. . . . . . . . . . . . . . . . . . . . . 14
    13.2  Condemnation Proceedings . . . . . . . . . . . . . . 15
    13.3  Total or Substantial Taking. . . . . . . . . . . . . 16
    13.4  Partial Taking . . . . . . . . . . . . . . . . . . . 16
    13.5  Arbitration. . . . . . . . . . . . . . . . . . . . . 16

14. ASSIGNING, SUBLETTING AND HYPOTHECATING. . . . . . . . . . 17
    14.1  Transfers of Leasehold Estate. . . . . . . . . . . . 17
    14.2  Organizational Changes of Lessee . . . . . . . . . . 17
    14.3  Applications for Consent . . . . . . . . . . . . . . 17
    14.4  Assumption by Assignee.. . . . . . . . . . . . . . . 18
    14.5  Reimbursement of Expenses. . . . . . . . . . . . . . 18
    14.6  Continuing Obligation. . . . . . . . . . . . . . . . 18

15. DEFAULT BY LESSEE. . . . . . . . . . . . . . . . . . . . . 18
    15.1  Insolvency of Lessee.. . . . . . . . . . . . . . . . 18
    15.2  Breach of Covenant; Abandonment, Etc . . . . . . . . 19
    15.3  Failure to Pay Rent, Etc . . . . . . . . . . . . . . 19

16. LESSOR'S REMEDIES. . . . . . . . . . . . . . . . . . . . . 19
    16.1  Termination. . . . . . . . . . . . . . . . . . . . . 19
    16.2  Reentry Without Termination. . . . . . . . . . . . . 20
    16.3  Recovery of Rent . . . . . . . . . . . . . . . . . . 20
    16.4  Lessor's Damages . . . . . . . . . . . . . . . . . . 20
    16.5  Assignment of Subrents . . . . . . . . . . . . . . . 20
    16.6  Remedies Cumulative and Not Exclusive. . . . . . . . 21
    16.7  Rights and Remedies Not Waived . . . . . . . . . . . 21

17. LESSOR'S RIGHT TO CURE DEFAULTS. . . . . . . . . . . . . . 21

18. SUBORDINATION OF LEASE; ESTOPPEL . . . . . . . . . . . . . 22
    18.1  Subordination; Estoppel Certificates . . . . . . . . 22
    18.2  Failure to Deliver . . . . . . . . . . . . . . . . . 22
    18.3  Attornment . . . . . . . . . . . . . . . . . . . . . 22
    18.4  Financial Statements . . . . . . . . . . . . . . . . 22

19. SIGNS AND ADVERTISING. . . . . . . . . . . . . . . . . . . 23

20. LESSOR'S ENTRY ON PREMISES . . . . . . . . . . . . . . . . 23
    20.1  Right of Entry . . . . . . . . . . . . . . . . . . . 23
    20.2  Exercise of Right. . . . . . . . . . . . . . . . . . 23

21. SALE OR TRANSFER OF PREMISES . . . . . . . . . . . . . . . 24

22. SURRENDER ON TERMINATION; HOLDING OVER . . . . . . . . . . 24
    22.1  Surrender of Premises. . . . . . . . . . . . . . . . 24
    22.2  Removal of Alterations . . . . . . . . . . . . . . . 24

23. GENERAL PROVISIONS . . . . . . . . . . . . . . . . . . . . 24
    23.1  Notices. . . . . . . . . . . . . . . . . . . . . . . 24
    23.2  Joint and Several Liability. . . . . . . . . . . . . 25
    23.3  Bindings on Successors, Etc. . . . . . . . . . . . . 25
    23.4  Attorneys' Fees. . . . . . . . . . . . . . . . . . . 25
    23.5  Partial Invalidity . . . . . . . . . . . . . . . . . 25
    23.6  Complete Agreement . . . . . . . . . . . . . . . . . 25

1.   LEASED PREMISES
     1.1   Description of Premises.  As used herein, the terms
"premises" or "leased premises" shall mean the land on which the building described in the Basic Provisions is situated and the building and other improvements situated thereon.

     1.2 Preparation of Premises; Occupancy. If so provided in the Basic Provisions, Lessor agrees to perform any work identified in Exhibit B as Lessor's work, and to cause the leased premises to be ready for occupancy by Lessee on or before the Anticipated Completion Date set forth in the Basic Provisions.

2.   TERM OF LEASE

     The initial term of this lease shall begin on the commencement date specified in the Basic Provisions. If the Basic Provisions require Lessor to perform or complete any work to prepare the premises for occupancy by Lessee, the initial term shall commence on the date determined pursuant to Section 1.2, above. Subject to extension or sooner termination as hereinafter provided, this lease shall continue for the term specified in the Basic Provisions. If the term of this lease begins on a day other than the first day of a month, the Lessee shall pay, in advance, the prorated minimum monthly rent for such partial month, and the initial term of this lease shall be adjusted to commence on the first day of the following month.

3.   RENTAL

     3.1 Minimum Monthly Rent. Lessee shall pay to Lessor a minimum monthly rent, initially in the amount set forth in the Basic Provisions, during each month of the term of this lease. Minimum monthly rent for a period constituting less than a full month shall be prorated on the basis of a thirty (30) day month.
If so provided in the Basic Provisions, the minimum monthly rent shall be adjusted at the times and in the manner specified in the Basic Provisions, and Lessee shall pay the minimum monthly rent, as so adjusted, at the times and in the manner provided by this lease.

     3.2 Time and Manner of Payment. Lessee agrees that all rent payable by Lessee hereunder shall be paid by Lessee to Lessor not later than five o'clock p.m. on the day on which first due, without any deduction, set-off, prior notice or demand. All rents shall be paid in lawful money of the United States at such place as Lessor shall designate to Lessee from time to time in writing. Lessor shall not be obligated to accept checks (other than cashier's or certified checks) if at any time a check previously tendered by Lessee was returned by Lessee's bank for any reason other than bank error.

4.   INTENTION OF PARTIES; NEGATION OF PARTNERSHIP

     Nothing in this lease is intended and no provision of this lease shall be construed to make Lessor a partner of or a joint venturer with Lessee, or associated in any other way with Lessee in the operation of the leased premises, or to subject Lessor to any obligation, loss, charge or expense resulting from or attributable to Lessee's operation or use of the premises.

5.   PROPERTY TAXES AND ASSESSMENTS

     5.1 Personal Property Taxes. Lessee shall pay before delinquency all taxes assessed against any personal property of Lessee installed or located in or upon the leased premises and that become payable during the term of this lease.

     5.2   Real Property Taxes.  If so provided in the Basic
Provisions, Lessee shall pay as additional rent all real property taxes levied or assessed against the leased premises and the improvements situated thereon. Real property taxes for any frac-tional portion of a fiscal year included in the lease term shall be prorated on the basis of a 360-day year.

           5.2.1 Each year, Lessor shall (a) notify Lessee of the real property taxes payable by Lessee hereunder and shall furnish Lessee with a copy of the applicable tax bill, or at its option, (b) cause the tax bill to be mailed directly to Lessee.

           5.2.2 Lessee shall pay the real property taxes semi-annually not later than ten (10) days before the delinquency date or ten (10) days after receipt of the tax bill, whichever is later. Lessee shall furnish proof of such payment to Lessor promptly upon the request of Lessor.

           5.2.3 Should Lessor pay any installment of real property taxes required to be paid by Lessee hereunder, then Lessee shall reimburse Lessor for the payment so made within ten (10) days after Lessee's receipt of a copy of the tax bill and Lessors' request for reimbursement, but Lessee shall not be required to make any such reimbursement until the due date any semi-annual install-ments that have been prepaid by Lessor before the due date of such installment.

     5.3 Taxes Defined; Special Assessments. The term "real property taxes" as used in this lease shall mean and include all taxes, assessments, and other governmental charges, general and special, ordinary and extraordinary, of any kind and nature whatsoever, levied or assessed against all or any part of the building and other improvements and the land of which the leased premises are a part, including but not limited to assessments for public improvements, benefits or facilities (including parking district assessments) which shall be levied or assessed against the land and/or building or any part thereof, but excluding franchise, estate, inheritance, succession, capital levy, transfer, income or excess profits tax imposed upon Lessor. If at any time during the term of this lease, under the laws of California, or any political subdivision thereof in which the leased premises are situated, a tax or excise on rents or any other tax, however described, is levied or assessed against Lessor on account of the rent expressly reserved hereunder, in addition to or as a substitute in whole or in part for taxes assessed or imposed by California or such political subdivision on land and/or buildings, such tax or excise shall be included within the definition of "real property taxes," but only to the extent of the amount thereof which is lawfully assessed or imposed as a direct result of Lessor's ownership of this lease or of the rental accruing under this lease. If Lessee is required by the Basic Provisions to pay or reimburse real property taxes, then with respect to any assessment that may be levied against or upon the building, land or improvements of which the leased premises are a part, and which under the laws then in force may be evidenced by improvement or other bonds, or may be paid in annual installments, Lessee shall be required to pay each year only the amount of such annual installment or portion thereof as Lessor shall be required to pay during such year (with appropri-ate proration for any partial year) and shall have no obligation to continue such payments after the termination of this lease.

6.   USE; LIMITATIONS ON USE

     6.1 Lessee's Use of Premises. Lessee agrees that the leased premises shall be used and occupied only for the purpose specified in the Basic Provisions, and for no other purpose without Lessor's prior written consent.

     6.2 Limitations on Use. Lessee's use of the leased premises shall be in accordance with the following requirements:

           6.2.1 Insurance Hazards. Lessee shall neither engage in nor permit others to engage in any activity or conduct that will cause the cancellation of any fire insurance maintained by Lessor, and will pay any increase in the fire insurance premiums attribu-table to Lessee's particular use of the leased premises. Lessee shall, at Lessee's sole cost, comply with all requirements of any insurance organization or company pertaining to the use of the premises necessary for the maintenance of reasonable fire and public liability insurance covering the building.

           6.2.2 Compliance with Law. Lessor warrants to Lessee that, to the best of its knowledge, as of May 1, 1994, the leased premises are in compliance with applicable building codes and ordinances, and with covenants, conditions and restrictions of record as of that date. Lessee shall, at Lessee's sole cost and expense, comply with all of the requirements, ordinances and statutes of all municipal, state and federal authorities now in force, or which may hereafter be in force, pertaining to the leased premises and the use and occupancy thereof by Lessee, including any statutes or ordinances requiring modifications to the building or other improvements of which the leased premises are a part in order to protect or promote the health, safety or well-being of persons who are or may be present therein or to enable such improvements to be used or any business operated therein to be conducted in a manner that is more efficient or economical or with fewer environ-mental impacts. The judgment of any court of competent juris-diction, or the admission of Lessee in any action or proceeding against Lessee, whether Lessor be a party thereto or not, that Lessee has violated any such ordinances or statutes in the use of the premises shall be conclusive of that fact as between Lessor and Lessee. The judgment of any court of competent jurisdiction, or the admission of Lessee in any action or proceeding against Lessee, whether Lessor be a party thereto or not, that Lessee has violated any such ordinances or statutes in the use of the premises shall be conclusive of that fact as between Lessor and Lessee.

           6.2.3 Waste; Nuisance. Lessee shall not commit, or suffer to be committed, any waste of the leased premises, or any nuisance or other unreasonable annoyance which may disturb the quiet enjoyment of the owners or occupants of adjacent areas, buildings or properties.

           6.2.4 Hazardous Substances. Lessor represents that, to the best of its knowledge, there are no hazardous or toxic substances on the property in amounts that exceed permissible levels under applicable federal, state and local environmental and health and safety ordinances. Lessee shall conduct its business in compliance with all applicable laws and regulations governing the use, storage, transportation and discharge of hazardous materials, and shall indemnify, defend with counsel reasonably acceptable to Lessor and hold Lessor harmless with respect to any damage to persons or property, including the presence of contamination in the leased premises or the land and building and the costs of remediation, attributable to hazardous substances owned, used or stored by Lessee on the leased premises. Lessee shall comply with the provisions of any Hazardous Substance Rider attached as an exhibit to this lease.

7.   ALTERATIONS

     :\W   Changes by Lessee.  Any alterations, additions, improve-
ments or changes, including any remodeling or redecorating, that Lessee may desire to make in, to or upon the leased premises, shall be made at Lessee's sole cost and expense and in compliance with all applicable governmental requirements. All such alterations and improvements shall be made only after first submitting the plans and specifications therefor to Lessor and obtaining the consent of Lessor thereto in writing. Lessor shall not unreasonably withhold it consent to any such proposed alterations and shall advise Lessee at the time it gives any such consent whether Lessor reserves the right to require Lessee to remove the alterations or improvements at the expiration of the lease term. Lessee shall give Lessor not less than three and not more than ten days prior notice of the date on which the construction of such alterations or improvements will begin and, at the request of Lessor, will post and record a notice of non-responsibility on the leased premises on Lessor's behalf. Any such alterations or improvements shall at once become a part of the leased premises and, unless Lessor exercises its right pursuant to Section 22.2, below, to require Lessee to remove any alterations that Lessee has made to the premises, shall be surrendered to Lessor upon the expiration or sooner termination of this lease.

     7.2 Mechanics' Liens. Lessee shall cause to be completed in accordance with the plans and specifications therefor any improve-ments that Lessee causes or permits to be commenced on the leased premises, shall pay all of the costs thereof, and shall keep the leased premises and any improvements thereon at all times free of mechanics' liens and other liens for labor, services, supplies, equipment or material furnished or used for the purpose of making such improvements.

8.   UTILITIES

     8.1 Utility Service to Leased Premises. Except as otherwise provided in the Basic Provisions, Lessee shall make all arrange-ments for and shall pay the charges when due for all water, gas and heat, light, power, telephone service, trash collection and all other services and utilities supplied to the leased premises during the entire term of this lease, and shall promptly pay all connec-tion and termination charges therefor.

     8.2 Interruptions in Service. The suspension or interrup-tion in utility services to the leased premises for reasons beyond the ability of Lessor to control shall not constitute a default by Lessor or entitle Lessee to any reduction or abatement of rent.

9.   LESSEE'S PERSONAL PROPERTY

     9.1 Installation of Property. Lessor shall have no interest in any removable equipment, furniture or trade fixtures owned by Lessee or installed in or upon the leased premises solely at the cost and expense of Lessee, other than heating, ventilating and air conditioning equipment installed in or affixed to the leased premises or the building in which they are situated, unless Lessor is given a lien in such personal property pursuant to the Basic Provisions of this lease. Prior to creating or permitting the creation of any lien or security or reversionary interest in any removable personal property to be placed in or upon the leased premises, Lessee shall obtain the written agreement of the party holding such interest to make such repairs necessitated by the removal of such property and any damage resulting therefrom as may be necessary to restore the leased premises to good condition and repair, excepting only reasonable wear and tear, in the event said property is thereafter removed from the leased premises by said party, or by any agent or representative thereof or purchaser therefrom, pursuant to the exercise or enforcement of any rights incident to the interest so created, without any cost or expense to Lessor.

     9.2 Removal of Personal Property. Provided that Lessee is not then in default, at the expiration of this lease, Lessee shall have the right to remove at its own cost and expense all removable equipment, furniture or trade fixtures owned by or installed at the expense of Lessee on the leased premises during the term of this lease, other than any heating, ventilating or air conditioning equipment installed by Lessee. All such personal property shall be removed prior to the close of business on the last day of the lease term, and Lessee shall make such repairs necessitated by the removal of said property and any damage resulting therefrom as may be necessary to restore the leased premises to good condition and repair. Any such property not so removed shall be deemed to have been abandoned or, at the option of Lessor, shall be removed and placed in storage for the account and at the cost and expense of Lessee.

10.  CARE AND MAINTENANCE

     10.1 Lessor's Maintenance. Unless otherwise specified in the Basic Provisions or in an exhibit to this lease:

           10.1.1 The obligations of Lessor with respect to the repair and maintenance of the building shall be limited to any required (a) repairs or maintenance necessary to preserve the structural integrity of the building; and (b) any required replacement of (i) structural components of the building shell, including exterior and bearing walls, foundations, sub-flooring and the roof, (ii) any encased plumbing, wiring, pipes, or conduits (unless the replacement thereof is required as a result of Lessee's misuse), (iii) any machinery or equipment constituting an integral part of the building, but excluding heating, ventilating, air conditioning equipment serving the building, (iv) the exterior finish of the building, and (v) the sidewalks, driveways, parking areas and landscaping; and (c) repainting the exterior of the building when and as necessary to preserve its appearance as a well-maintained professional office building

           10.1.2 Lessee shall reimburse the costs and expense incurred by Lessor in performing its repair and maintenance obligations under this Section 10.1 to the extent that such reimbursement is required by the Basic Provisions or an exhibit to this lease. The costs of any such repairs and maintenance that are not required to be reimbursed by Lessee shall be borne entirely by Lessor.

     10.2 Lessee's Maintenance. Except as otherwise provided in this lease, Lessee shall, at its own cost and expense:

           10.2.1 Provide the ordinary, day-to-day or periodic maintenance necessary to (a) keep and maintain in good order and repair (i) the interior of the building, including flooring, partitions, wall and floor coverings and interior finishes; (ii) the heating, ventilating and air conditioning systems, including the repair and/or replacement of machinery and equipment; (iii) all exposed plumbing, wiring and electrical fixtures; (iv) the elevator, and (b) to preserve in a clean, neat and business-like condition the exterior of the building and its finishes, including the replacement of any broken doors, windows and/or skylights, but excluding repainting of the exterior of the building.

           10.2.2 Notify Lessor promptly of any damage to the leased premises resulting from or attributable to the acts or omissions of Lessee or its agents, employees, invitees or author-ized representatives, and thereafter promptly repair all such damage at Lessee's sole cost and expense.

           10.2.3 Keep any store or building front and any sidewalks or parking area adjacent thereto clean and neat at all times, and remove immediately therefrom any litter, debris or other unsightly or offensive matter placed or deposited thereon by the agents or customers of Lessee.

     10.3 No Right to Offset. Lessee waives any right that may exist under Sections 1941 and 1942 of the California Civil Code to make repairs and to deduct the expenses thereof from the rent payable by Lessee.

11.  INDEMNITY AND INSURANCE

     11.1 Indemnification Agreement. This lease is made upon the express condition that Lessor is to be free from all liability and claims for damages by reason of any injury to any person and damage to any property (including Lessee's), resulting from any cause whatsoever while, in, upon, about, or in any way connected with the leased premises or the building in which the premises are located during the term of this lease, including without limitation, damage or injury caused by the elements or from breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, plumbing, air conditioning, or other electrical or mechanical fixtures or equipment, excluding only any damage or injury caused by the breach by Lessor of a duty imposed by law or under this lease. Lessee hereby waives all claims against Lessor for, and agrees to indemnify, defend and hold Lessor harmless from any liability, damage, loss, cost or expense, including attorneys' fees, for any such injury or damage to persons or property, whether resulting from or attributable to the fault or neglect of Lessee or otherwise, excluding only injuries or damages caused by a breach by Lessor of a duty imposed by law or by this lease.

     11.2 Duty to Defend. Should any action or proceeding be commenced against Lessor by reason of any claim resulting from or attributable to the use and occupancy of the leased premises by Lessee, or actions taken by or for or permitted by Lessee in or about the premises or the common area, Lessee shall appear in and defend such claim at Lessee's expense with counsel reasonably satisfactory to Lessor.

     11.3 Lessee's Insurance. Unless otherwise provided in the Basic Provisions, Lessee shall procure and maintain in force throughout the term of this lease, at Lessee's sole cost and expense, the following policies of insurance:

           11.3.1 Public Liability Insurance. A public liability insurance policy insuring against any liability to the public incident to the use of or resulting from any accident occurring in or about the leased premises or any improvements or appurtenances to improvements situated thereon. Such policy shall insure the contingent liability of Lessor and the performance by Lessee of its indemnity obligations under this lease and shall provide coverage with a combined single limit for personal injury and property damage in an amount not less than the amount specified in the Basic Provisions. Lessee shall obtain those endorsements to its public liability policy that are specified in the Basic Provisions and such other endorsements as are customary in the industry for facilities and businesses of a size and nature similar to that situated on the leased premises, in amounts which are one hundred percent (100%) of the customary industry standard for such endorsements procured by or for a similarly situated insured (and with deductibles that are consistent with such standard).

           11.3.2 Property Insurance. A policy of standard fire and extended coverage insurance, on all of Lessee's personal property and removable fixtures and equipment situated in, on or about the leased premises, with vandalism and malicious mischief endorsements, in an amount not less than as specified in the Basic Provisions and with deductibles that are consistent with the customary industry standard for a similarly situated insured. The proceeds of any such policy that become payable due to damage, loss or destruction of such property shall be used by Lessee for the prompt repair or replacement of the personal property and equipment used by Lessee in the conduct of its business in the leased premises.

     11.4 Insurance on Building & Improvements. The party specified in the Basic Provisions (the "Insuring Party") shall procure and maintain in force throughout the term of this lease for the mutual benefit of Lessor and Lessee:

           11.4.1 Fire & Casualty Insurance. A policy of standard fire and casualty insurance upon all improvements located on or appurtenant to the leased premises. Such policy (a) shall insure against loss or damage by fire and such other risks as are now or hereafter included in an extended coverage policy, (b) shall contain such endorsements or coverages as are specified in the Basic Provisions, (c) shall have policy limits in the amount set forth in the Basic Provisions, and (d) shall not have a deductible in an amount which does not exceed (i) the sum specified in the Basic Provisions or (ii) the then-customary industry standard, whichever is less. The Insuring Party shall obtain such other endorsements to such fire and casualty insurance as are customary in the industry for improvements of the size and nature as those situated on the leased premises, in amounts which are one hundred percent (100%) of the customary industry standard for such endorsements procured by or for a similarly situated insured.

           11.4.2 Earthquake and Flood Insurance. If so provided in the Basic Provisions, earthquake and/or flood insurance in an amount equal to the full insurable value of the improvements situated on the leased premises.

               A. If the Insuring Party is required to procure earthquake or flood insurance, and if Lessee is required by the Basic Provisions to pay or reimburse the costs of insurance maintained on the leased premises, then Lessee's liability for the costs of earthquake and/or flood insurance shall not exceed an amount of the premium that would be paid if such insurance coverage were economically available.

               B.   For the purpose of this Section 11.4.2,
"economically available" shall mean that the coverage specified (i.e., flood or earthquake) is available at a premium cost not in excess of 50% of the extended coverage insurance required by this
Section 11.4 and provides coverage to the extent of not less than fifty percent (50%) of the replacement value of the improvements insured with a deductible not in excess of one percent (1%) of the replacement value of the improvements insured.

                    (1) For the purpose of this Section 11.4.2.B, the flood insurance maintained by the Insuring Party need extend only to damage to the ground floor and any subterranean floors of the improvements so insured.

                    (2)  Any coverages maintained under this
Section 11.4.2.B may contain such deductibles and other policy limitations as are then standard for policies of such types written for the geographical area which includes the leased premises.

               C. Should any flood or earthquake insurance only be available for a premium which exceeds the amount referred to in
Section 11.4.2.B, above, Lessor may nonetheless require the Insuring Party to procure such insurance, but any premium therefor in excess of the amount referred to in Section 11.4.2.B, above, shall be paid by Lessor unless the Basic Provisions or an exhibit to this lease requires such additional amount to be paid by Lessee.

           11.4.3 Rent Continuation Insurance. If so provided in the Basic Provisions, rent continuation insurance in an amount sufficient to provide to pay the minimum monthly rent for the period specified in the Basic Provisions if the Premises are damaged or destroyed by any risk required to be insured against under this Section 11.4.

     11.5 Miscellaneous Insurance Provisions. Lessor shall be named as an additional insured in each policy of insurance required to be provided by Lessee under this Section 11, but Lessor shall have no obligations as an insured pursuant to any such policy.

     11.6  Adjustments to Coverage.  The insurance required by this
Section 11, shall be reviewed by Lessor and Lessee from time to time at the request of either for the purpose of determining whether the coverage afforded by such insurance continues to be available and is customary in amount for similarly situated insureds. If the parties are unable to agree upon the amount of such coverage prior to the expiration of the applicable period, or if there should be a dispute to the type or amount of coverage which should be provided hereunder, then the nature and amount of coverage to be provided shall be adjusted to the types and amounts of coverage determined in writing to be available and customary in the industry for similarly situated insureds by an independent insurance consultant not affiliated with or providing services to either party, who shall be selected by the parties or, if they are unable to agree, designated by the Board of Directors of the Chapter of the Independent Insurance Brokers Association located in the City or County in which the leased premises are situated. The parties shall pay in equal shares the costs and fees of any such insurance consultant and the recommendations of any such insurance consultant shall be binding on Lessor and Lessee, respectively.

     11.7 Policy Provisions. Each policy of insurance required to be maintained under this lease shall be a primary policy, issued by a national insurance company licensed in the State of California and rated no less than A in the most recent edition of Best's Insurance Reports (or a comparable rating by a comparable insurance rating service). Each such policy shall be nonassessable and shall contain an endorsement requiring thirty (30) days' written notice from the insurer to Lessor and Lessee before any cancellation or change in the nature, scope or amount of coverage, and shall provide (to the extent available) that: (a) any loss shall be payable notwithstanding any act of negligence of Lessor or Lessee;
(b) such policy is non-contributing with any insurance that may be carried by Lessor or Lessee; and (c) the insurer waive any right of subrogation against Lessor or Lessee or their respective agents.

     11.8 Proof of Payment. Each policy, or a certificate of the policy, together with evidence of current payment of premiums, shall be deposited with Lessor at the commencement of the initial term of this lease. Within ten (10) days of any request by Lessor for evidence of any insurance required to be maintained by Lessee under the terms of this lease, Lessee shall deliver to Lessor reasonable evidence demonstrating Lessee's compliance with the provisions of this Section 11, including the current payment of premiums.

     11.9 Waiver of Subrogation. Lessor and Lessee each release the other and their respective agents and representatives from any claims for damage to any person or property or to the leased premises that are caused from risks covered by insurance under this lease which is in force at the time of the loss, and each party shall cause each policy of insurance obtained by it hereunder to provide for a waiver of subrogation against either party in connection with any loss covered by the policy.

     11.10 Payment of Proceeds. The proceeds of any policy of casualty insurance maintained pursuant to Section 11.4, above, shall be paid to an Insurance Trustee as provided by Section 12.6, below, except that, if the estimated cost of repairing or restoring any damage or destruction is less than fifteen percent (15%) of the replacement value of the improvements, such insurance proceeds shall be paid directly to the party required to repair or restore the damage or destruction for disposition in accordance with the provisions of this lease.

12.  DAMAGE OR DESTRUCTION

     12.1 Insubstantial Damage. Should the leased premises or the improvements situated thereon be damaged as the result of any casualty that is required to be insured against under the provi-sions of this lease, Lessor shall cause the building promptly to be restored to substantially the same appearance and condition as they were in prior to such damage or destruction if the necessary repairs and restoration can reasonably be expected to be complete within three hundred thirty (330) days from the date of the damage or destruction.

     12.2 Substantial Damage. Should the leased premises or the improvements situated thereon be damaged as the result of any casualty that is required to be insured against under Section 11, above, and if the necessary repairs and restoration cannot reasonably be expected to be complete within three hundred thirty
(330) days from the date of the damage or destruction, the Lessee shall be entitled to terminate this Lease by giving written notice of termination, specifying the effective date of termination, within fifteen days after the parties determine the period of time required to complete the repair and restoration. If Lessee does not exercise its termination right as provided herein, Lessor may elect to either terminate this Lease or to complete the necessary repairs and restoration (including Lessee's leasehold improvements) within a reasonable period of time and (subject to the Lessee's rental abatement rights under Section 12.7, below) this lease shall continue in full force and effect.

     12.3 Uninsured Losses. If the damage or destruction was attributable to a risk not required to be insured against pursuant to Section 11, above, then Lessee and Lessor each shall have the right to terminate this lease by giving written notice of intention to terminate, specifying the effective date of termination, to the other party within thirty (30) days after the date on which the anticipated cost of repairing or restoring the improvements has been determined, but neither party shall be entitled to exercise such right to terminate if the other agrees to make any required repairs at its own cost and expense. If neither party elects to terminate this lease as provided herein, then Lessor shall proceed to repair and restore the improvements at Lessor's own cost and expense within a reasonable period of time and (subject to the Lessee's rental abatement rights under section 12.7, below) and this lease shall continue in full force and effect.

     12.4 Costs and Expenses. All costs and expense incurred in repairing, restoring or reconstructing the improvements on the leased premises shall be paid from the available insurance proceeds. If the available insurance proceeds are insufficient for such purposes, or if the damage or destruction occurred due to a risk not required to be insured against under this lease, any resulting deficiency shall be paid by Lessor except that, if the insufficiency of insurance proceeds is attributable to a default by the Insuring Party in its obligation to procure and maintain any of the insurance required to be maintained by the Insuring Party under this lease, then the deficiency shall be paid by the Insuring Party.

     12.5 Repairs & Restoration. All repairs, restoration or reconstruction required or permitted hereunder shall be commenced and completed with due diligence as soon as reasonably practical after the occurrence of any damage or destruction to the improve-ments situated on the leased premises. In determining whether a party has proceeded with due diligence as required by the provi-sions of this Section 12, there shall be taken into account the availability of any applicable insurance proceeds.

           12.5.1 Any repairs, restoration or reconstruction of the improvements situated on the Leased Premises shall be made in accordance with the provisions of Section 7 of this lease.

           12.5.2 Subject to the effects of existing zoning and use ordinances and intervening changes thereto, the restoration or reconstruction shall be of a quality and have a value (measured by replacement cost or fair market value, whichever is greater) at least equal to the quality and value of the improvements which existed immediately prior to the occurrence of any damage or destruction thereto. If then-existing ordinances prevent the restoration of the improvements to substantially the same condition and appearance as existed prior to their damage or destruction, then (a) Lessee shall be entitled to terminate this lease if the leased premises cannot be restored to a condition sufficient to enable Lessee to continue to conduct its business in substantially the same manner as it was conducted prior to the damage or destruction, and (b) the proceeds of any down-zoning insurance shall be paid to Lessor.

     12.6 Insurance Trustee. All insurance proceeds becoming payable on account of damage to or destruction of the improvements on the premises, and any amounts required to be paid by Lessee for the purpose of repairing or restoring such damage or destruction, shall constitute trust funds. Such funds shall be paid in trust to a bank or trust company designated by Lessor with appropriate instructions to disburse the same to persons who supply labor or materials for repair, restoration or reconstruction of the Premises in accordance with architect's certificates until the work is completed. Any insurance proceeds and other funds held by the trustee after the repair and restoration of the leased premises has been completed and all of the costs and expenses of such repair and restoration have been fully paid, shall be remitted to any lender encumbering the fee interest in the property or, if there be none, then to Lessor, except that any unexpended funds contributed by Lessee pursuant to Section 12.7.2, below, shall be returned to Lessee.

     12.7 Termination; Abatement of Rent. This lease shall not be terminated on account of any damage to or destruction of the leased premises or any building and other improvements situated thereon unless notice of termination is given by Lessor or Lessee as provided by Section 12.3 or Section 12.5.2, above.

           12.7.1 Should the buildings or other improvements situated on the leased premises be damaged or destroyed for reasons other than the fault or neglect of Lessee, there shall be an abatement or reduction of the minimum monthly rent between the date of destruction and the date of completion of restoration, based on the extent to which the destruction interferes with Lessee's use of the Leased Premises, except that:

               A. If Lessee was required by the Basic Provisions to procure and maintain business interruption insurance, Lessee shall continue to be liable for the payment of the minimum monthly rent to the extent it does not exceed the proceeds of such business interruption insurance; and

               B. No such abatement shall relieve any insurer of its obligations under any rent continuation policy or endorsement to make payments to Lessor in accordance with the terms of such policy or endorsement.

           WP1{.D   Should Lessor exercise any right granted under
this Section 12 to terminate the lease by reason of damage to or the destruction of the leased premises due to a casualty not required to be insured against, Lessee shall have the right to reinstate the lease and to cause Lessor to restore the leased premises to substantially the same condition as existed prior to such damage or destruction provided that (a) Lessee gives written notice to Lessor within ten (10) days after Lessee's receipt of Lessor's notice of election to terminate that Lessee agrees to pay all costs and expenses incurred by Lessor in repairing and restoring the leased premises, and (b) within thirty (30) days thereafter, Lessee (i) deposits with the insurance trustee in cash an amount equal to the estimated costs of repairing and restoring the leased premises, and (ii) provides reasonable assurance that Lessee has sufficient financial resources to pay any actual costs or expenses in excess of the estimated costs of repair and restoration.

13.  CONDEMNATION

     13.1 Definitions. For purposes of this Section 13, the following words and phrases shall have the meanings set forth below:

           13.1.1 Award means the compensation paid on account of a taking, whether pursuant to a judgment or by agreement, including any amounts paid in connection with a voluntary conveyance in lieu of condemnation.

           13.1.2 Date of Taking shall be the date on which (a) actual physical possession is taken by the condemnor or (b) the date on which the right to compensation and damages accrues under the law applicable to the premises, whichever occurs later.

           13.1.3   Taking shall mean the taking or damage,
including severance damage, by eminent domain or by inverse condemnation or for any public or quasi-public use under any statute, whether the transfer of title results from recordation of a final order in condemnation or a voluntary transfer or conveyance to the condemning agency or authority under threat and in lieu of condemnation, or while condemnation proceedings are pending.

           13.1.4 Partial Taking shall mean any taking of the fee title that is neither a total nor a substantial taking.

           13.1.5 Substantial Taking means a taking to such an extent that the portion of the premises not taken cannot be so repaired or reconstructed, taking into consideration the amount of the award available for repair or reconstruction, as to constitute a complete, rentable structure, capable of producing a proportionately fair and reasonable net annual income after payment of all operating expenses, the minimum monthly rent (as reduced as a result of the taking), additional rent, and all other charges payable under this lease, and after performance of all covenants and conditions required of Lessee by law and under this lease.

           13.1.6 Total Taking shall mean the taking of the fee title to all of the Premises and the improvements situated thereon.

     13.2 Condemnation Proceedings. Should either party become aware, by oral or written communication, of a contemplated or intended taking, or receive any notice, service of process, offer to purchase, solicitation of an offer to sell or any other notice or inquiry concerning a contemplated or intended taking, then such party shall promptly furnish to the other a copy of any such notice (if in writing) and, whether such communication was oral or written, a written summary setting forth the nature of the notice, service of process or other inquiry or offer received and the date of its receipt.

           13.2.1 Representation. Lessor, Lessee and all persons or entities holding under Lessee each shall have the right to represent his or its respective interest in any action, proceeding or negotiation with respect to a taking or contemplated taking, and to make full proof of his or its claims. No agreement, settlement, sale or transfer to or with the condemning authority shall be made without the consent of Lessor and Lessee. Lessor and Lessee each agree to execute and deliver any instruments that may be required to effectuate or facilitate the provisions of this Section 13.

           13.2.2 Allocation of Award. Any award made in connec-tion with a taking of all or any portion of the leased premises and the improvements situated thereon shall be made by mutual agreement of Lessor and Lessee and determined by them to be fair and reasonable to both parties, taking into account the economics of operating any remaining portion of the premises and the improve-ments situated thereon, the costs of repairing and restoring the portion of the premises that were not taken, and the remaining term of this lease.

               A. In determining the allocation of any award made for any taking, consideration shall be given (1) first, to the costs of repairing and restoring the portion of the premises that were not taken; (2) next, (a) to compensating the Lessor for the value of the premises taken, including the increase in value, if any, attributable to the lease, and then (b) compensating Lessee for the value of the leasehold estate; (3) next, to compensating Lessor and Lessee for the value of their respective interests in the improvements situated on the leased premises, taking into account the remaining term of this lease; and (4) last, compensat-ing any other damages or loss included in the award.

               B. Should the parties be unable to agree upon the allocation of any award made for taking the premises and the improvements situated thereon, then such allocation shall be determined by arbitration in accordance with the provisions of
Section 13.5, below.

     13.3 Total or Substantial Taking. If there is a total or substantial taking of the Leased Premises, then this lease shall terminate upon the vesting of title or taking of possession and all rights and obligations of the parties under this lease shall likewise terminate.

     13.4 Partial Taking. Lessor shall have the right to terminate this lease by providing thirty (30) days prior written notice to Lessee within thirty (30) days after the nature and extent of the taking is finally determined in writing by the condemning authority if the taking constitutes a partial taking within the meaning of Section 13.1.4, above. If Lessor does not terminate this lease as provided herein, then this lease shall remain in full force and effect and the following shall apply:

           13.4.1 The minimum monthly rent from and after the date of the taking shall be reduced in the proportion that the value of the Leased Premises taken bears to the total value of the Leased Premises immediately prior to the date of the taking. If, within thirty (30) days after the date of the taking, the parties are unable to agree upon the adjusted minimum monthly rent, the new minimum monthly rent shall be fixed by arbitration as set forth in
Section 13.5, below.

           13.4.2 Promptly after any such partial taking, Lessee shall make any repairs or restoration at the sole cost and expense of Lessee necessary to restore the Leased Premises to a practical improvement suitable for Lessee's continuing use. Such repair shall be made in the manner specified in Section 12, above, for the restoration of damage or destruction. However, if such partial taking occurs during the last two (2) years of the lease term or any renewal term, Lessee shall be relieved of the duty (but may nonetheless elect) to repair or restore the improvements. An election by Lessee not to repair or restore the improvements shall not relieve Lessee of any of its obligations under this lease, including the obligation to pay the minimum monthly rent, as adjusted pursuant to Section 13.4.1, above.

     13.5 Arbitration. Any dispute concerning (a) the extent to which a partial taking by condemnation renders the leased premises uneconomic and unfeasible for continuing use by Lessee after a reasonable amount of reconstruction, or (b) the value of the area taken and the resulting adjustment to the minimum monthly rent, shall be submitted to and resolved by arbitration in accordance with the then existing rules of the American Arbitration Associa-tion. Lessee waives the provisions of Section 1265.130 of the California Code of Civil Procedure permitting a petition by Lessee to the Superior Court to terminate this lease in the event of a partial taking of the leased premises.

14.  ASSIGNING, SUBLETTING AND HYPOTHECATING

     14.1 Transfers of Leasehold Estate. Lessee shall not sell, transfer or assign this lease, or any part thereof or any interest therein, or hypothecate or grant any rights hereunder, or create or permit any subleases for the leased premises, or permit the premises to be occupied by anyone other than Lessee or Lessee's employees, whether voluntarily, involuntarily or by operation of law, without in each case obtaining the prior written consent of the Lessor, which consent shall not be unreasonably withheld.

     14.2 Organizational Changes of Lessee. If Lessee is a corporation, any dissolution, merger, consolidation or reorganiza-tion of Lessee, or the sale or transfer of more than fifty percent (50%) of the outstanding voting stock of the corporation otherwise than through transactions effected on a national stock exchange, or the sale or transfer in one (1) or a series of related transactions of more than fifty percent (50%) of the value of the assets of Lessee, shall be deemed an assignment subject to the provisions of this Section 14.2. If Lessee is a partnership, a withdrawal or change, voluntary or involuntary, or by operation of law, of the partner or partners owning more than fifty percent (50%) of the partnership, or the dissolution of the partnership, shall be deemed an assignment subject to the provisions of this Section 14.2.

     14.3 Applications for Consent. If Lessee desires at any time to assign this lease or to sublet all or any portion of the premises, Lessee shall first notify Lessor of Lessee's desire to do so and shall submit in writing to Lessor (i) the name of the proposed sublessee or assignee; (ii) the nature of the proposed sublessee's or assignee's business to be carried on in the Premises; (iii) all of the terms and provisions of the proposed sublease or assignment; (iv) such reasonable financial information as Lessor may request concerning the proposed sublessee or assignee, including, but not limited to a balance sheet as of a date within ninety (90) days of the request for consent, statements of income or profit and loss for the two-year period preceding the request for consent and a written statement in reasonable details as to the business experience of the proposed sublessee or assignee during the five (5) years preceding the request for consent; and
(v) the name and address of sublessee's or assignee's present or previous landlord. Lessor, as a condition to granting such consent, may require that the obligations of any assignee which is a subsidiary or affiliate of another corporation be guaranteed by the parent or controlling corporation. Any sublease, license, concession, franchise or other permission to use the Premises shall be expressly subject and subordinate to all applicable terms and conditions of this lease.

     14.4 Assumption by Assignee. Each permitted assignee or transferee, other than Lessor, shall assume all obligations of Lessee under this lease and shall be and remain liable jointly and severally with Lessee for the payment of the rent, and for the due performance of all the terms, covenants, conditions and agreements to be performed by Lessee hereunder; provided, however, that a transferee other than an assignee shall be liable to Lessor for rent only in the amount set forth in the assignment or transfer.
No assignment shall be binding on Lessor unless such assignee or Lessee shall deliver to Lessor a counterpart of such assignment and an instrument in recordable form which contains a covenant of assumption by such assignee satisfactory in substance and form to Lessor, consistent with the requirements of this Section 14.4, but the failure or refusal of such assignee to execute such instrument of assumption shall not release or discharge such assignee from its liability as set forth above.

     14.5 Reimbursement of Expenses. Concurrently with Lessor's consent to the proposed assignment or subletting, and as a condition thereto, Lessee shall reimburse Lessor for the reasonable costs and expenses, including attorneys' fees, incurred by Lessor in connection with the processing and documentation of the proposed transfer, assignment or sublease.

     14.6 Continuing Obligation. No assignment or subletting by Lessee shall relieve Lessee of its obligations under this lease, and Lessee shall remain fully responsible to Lessor for the performance of all its obligations under this lease, regardless of any assignment or subletting. Any such transfer, assignment or subletting shall be subject to all of the terms and conditions of this lease, and each successive transfer, assignment or subletting shall be made only upon like conditions.

15.  DEFAULT BY LESSEE

     Each of the following events shall constitute an Event of Default within the meaning of this lease:

     15.1  Insolvency of Lessee.  If during the term of this lease
(a) the Lessee shall make an assignment for the benefit of creditors; or (b) a voluntary or involuntary petition shall be filed by or against the Lessee under any law having for its purpose the adjudication of the Lessee as bankrupt, or the extension of time of payment, composition, adjustment, modification, settlement or satisfaction of the liabilities of the Lessee, or to which any property of the Lessee may be subject and, if the petition be involuntary, if said petition be granted; or (c) a receiver be appointed for the leased premises by reason of the insolvency or alleged insolvency of the Lessee and said receiver is not dis-charged within thirty (30) days, or upon the hearing of a timely filed petition to dismiss, absolve or otherwise terminate the receivership, whichever shall later occur; or (d) any department of the state or federal government, or any officer thereof duly authorized shall take possession of the leased premises and the improvements thereon by reason of the insolvency of the Lessee and the taking of possession shall be followed by a legal adjudication of the insolvency, or bankruptcy, or receivership of Lessee.

     15.2 Breach of Covenant; Abandonment, Etc. If during the term of this lease, Lessee shall (a) default in fulfilling any of the covenants or conditions of this lease (other than the covenants for the payment of rent or other charges payable by the Lessee hereunder), or (b) shall abandon the leased premises; provided, however, that a default which is capable of being cured shall not constitute an Event of Default unless Lessor has given notice of such default to Lessee and Lessee has failed to cure such default within thirty (30) days after its receipt of such notice or, in the case of a default which cannot with due diligence be cured within a period of thirty (30), if the Lessee has failed to proceed promptly after the service of such notice to prosecute the curing of such default with all due diligence within a reasonable period of time.

     15.3 Failure to Pay Rent, Etc. If the payment of the rent expressly reserved hereunder, or any part of the same, or any other rent or charge required to be paid by the Lessee hereunder or any part of the same, is not paid within fifteen (15) days after Lessor gives a notice of delinquency to Lessee.

16.  LESSOR'S REMEDIES

     Upon the occurrence of any Event of Default:

     16.1 Termination. Lessor may, at Lessor's election, terminate this lease by giving Lessee such notice as is required by
Section 1161 of the California Code of Civil Procedure, or any successor statute. On the giving of any such notice, this lease shall be terminated and the same shall expire as fully and completely as if the day of such notice were the date herein specifically provided for the expiration of the term of this lease, and all of Lessee's rights in the Premises and in all improvements situated thereon shall terminate. Promptly after receiving notice of termination, Lessee shall surrender and vacate the premises and all such improvements in broom-clean condition, and Lessor may reenter and take possession of the Premises and all remaining improvements and eject all parties in possession (other than subtenants not in default whose possession Lessor had agreed not to disturb) or eject some and not others, or eject none. Termination of this lease pursuant to this Section 16.1 shall not relieve Lessee from the payment of any sum then due to Lessor or from any claim for damages previously accrued or then accruing against Lessee.

     16.2 Reentry Without Termination. Lessor may, at Lessor's election, reenter the premises and, without terminating this lease, at any time, and from time to time relet the premises and improve-ments or any part of them for the account and in the name of Lessee or otherwise. Any reletting may be for the remainder of the term or for a longer or shorter period. Lessor may execute any leases made under this provision either in Lessor's name or in Lessee's name and shall be entitled to all rents from the use, operation, or occupancy of the Premises or improvements or both. Lessee shall nevertheless pay to Lessor on the due date specified in this lease the equivalent of all sums required to be paid by Lessee under this lease, plus Lessor's expenses, but less the proceeds of any reletting or attornment. No act by or on behalf of Lessor under this provision shall constitute a termination of this lease unless Lessor gives notice of termination pursuant to Section 16.1, above.

     16.3 Recovery of Rent. Lessor shall be entitled at Lessor's election to each installment of rent or to any combination of installments for any period before termination. The proceeds of any reletting or attornment shall be applied, when received, first to the out-of-pocket costs and expenses incurred by Lessor in recovering possession of the Premises and/or effecting such reletting, including but not limited to attorneys' fees, court costs, brokerage commissions and any costs of remodeling or renovation, second to any amounts then due and unpaid by Lessee under this lease, to the extent that such proceeds for the period covered do not exceed the amount due from and charged to Lessee for the same period, and any remaining balance shall be held for the account of Lessee.

     16.4 Lessor's Damages. Lessor shall be entitled, at Lessor's election, to recover from Lessee all damages suffered by Lessor as a result of Lessee's default, including without limitation, the worth at the time of the award (computed in accordance with paragraph (b) of Section 1951.2 of the California Civil Code) of the amount by which the rent then unpaid for the balance of the lease term exceeds the amount of such rental loss for the same period which the Lessee proves could be reasonably avoided by Lessor.

     16.5 Assignment of Subrents. Lessee assigns to Lessor all subrents and other sums becoming due from subtenants, licensees and concessionaires (referred to collectively herein as "subrents") during any period in which Lessor has the right under this lease, whether exercised or not, to reenter the Premises on account of a default by Lessee, and Lessee shall not have any right to such sums during that period. This assignment is specifically subject and subordinate to any and all assignments of the same subrents and other sums made to a leasehold mortgagee under any leasehold mortgage permitted by the provisions of this lease. Lessor may at Lessor's election reenter the premises and improvements, without terminating this lease, and either collect these sums or bring an action for the recovery of such sums from the obligors.

     16.6 Remedies Cumulative and Not Exclusive. The rights, powers and remedies of Lessor hereunder shall be in addition to all rights, powers and remedies given by statute, rule of law and in equity, and all such remedies shall be cumulative. The exercise of any one or more of such right, powers and remedies shall not be construed as a waiver or election by Lessor of any other rights, powers or remedies of Lessor arising pursuant to any provision of law or this lease.

     16.7 Rights and Remedies Not Waived. No course of dealing between the Lessee and the Lessor or any failure or delay on the part of the Lessor in exercising any rights or remedies pursuant to law or arising pursuant to this lease shall operate as a waiver of any rights or remedies of Lessor. Neither the subsequent accep-tance by Lessor of any amounts paid to it on account of or with respect to amounts owed by Lessee pursuant to this lease, or the application of any such amounts in reduction of outstanding rent or other obligations due from Lessee shall constitute a waiver or cure of default, other than default in the timely payment of the amount so accepted, regardless of Lessor's knowledge of the preceding breach. Lessor's acceptance of rent or any other payment after termination of this lease shall not entitle the Lessee to have this lease reinstated. Any waiver, express or implied, by any party hereto, of any breach by any party of any covenant or provision of this lease, shall not be, nor be construed to be, a waiver of any subsequent breach of the same or any other term or provision hereof.

17.  LESSOR'S RIGHT TO CURE DEFAULTS

     Lessor, at any time after Lessee commits a default in the performance of any of Lessee's obligations under this lease, shall be entitled to cure such default, or to cause such default to be cured, at the sole cost and expense of Lessee. If, by reason of any default by Lessee, Lessor incurs any expense or pays any sum, or performs any act requiring Lessor to incur any expense or to pay any sum, including attorneys fees and reasonable costs and expenses paid or incurred by Lessor in order to prepare and post or deliver any notice permitted or required by the provisions of this lease or otherwise permitted or contemplated by law, to appear in any bankruptcy or insolvency proceedings, or otherwise to enforce any of its rights under this lease, then the amount so paid or incurred by Lessor shall be immediately due and payable to Lessor by Lessee as additional rent. Lessee hereby authorizes Lessor to deduct said sums from any security deposit held by Lessor. If there is no security deposit, or if Lessor elects not to use any such security deposit, then such sums shall be paid by Lessee immediately upon demand by Lessor, and shall bear interest at the highest rate then permitted by law from the date on which such demand is made until the entire amount due has been paid in full.

18.  SUBORDINATION OF LEASE; ESTOPPEL

     18.1 Subordination; Estoppel Certificates. Lessee agrees to execute, acknowledge and deliver to Lessor upon request:

           18.1.1 Such documents and instruments as may be necessary to subordinate this lease to (a) any mortgages or trust deeds that now exist or may hereafter be placed upon the premises by Lessor, (b) to any and all advances made or to be made thereun-der, (c) to the interest on all obligations secured thereby, and
(d) to all renewals, modifications, consolidations, replacements and extensions thereof; provided, however, that in each case the mortgagee or beneficiary named in any such mortgage or trust deed shall agree in writing that, as long as Lessee performs its obligations under this lease, no foreclosure or deed in lieu of foreclosure, or sale under the encumbrance or other procedures to enforce the rights incident thereto, shall affect Lessee's rights under this lease.

           18.1.2 An estoppel certificate certifying in effect that this lease is in full force and effect, that it has not been amended, that Lessor is not in default hereunder, that Lessee claims no offsets or other amounts against Lessor, and such other information as Lessor may reasonably request (e.g., the current monthly rent, the amount of any security deposit, the presence or absence of renewal or purchase options, and similar factual matters), other than such exceptions to such matters as may be claimed by Lessee as set forth in said estoppel certificate.

     18.2 Failure to Deliver. If Lessee shall fail at any time to execute, acknowledge and deliver any such estoppel certificate or subordination instrument, then Lessor, in addition to any other remedies available to it, may execute, acknowledge and deliver the instrument as the attorney-in-fact of Lessee and in Lessee's name, place and stead, and Lessee hereby irrevocably makes, constitutes and appoints Lessor, its successors and assigns, such attorney-in-fact for that purpose.

     18.3 Attornment. Lessee shall attorn to any purchaser at any foreclosure sale or to any grantee or transferee designated in any deed given in lieu of foreclosure.

     18.4 Financial Statements. Lessee agrees to deliver to Lessor from time to time at Lessor's request such financial statements as are customarily prepared by Lessee if requested by a prospective lender or purchaser in connection with a proposed sale or refinancing of the building and/or land of which the leased premises are a part. To the extent prepared by Lessee, such financial statements shall include the most recent balance sheet prepared by Lessee and income and loss statements for the three (3) most recently completed fiscal years. All such financial state-ments shall be received and held by Lessor in confidence and shall be used only for the purposes contemplated by this Section 18.4, but Lessor shall be entitled to furnish such financial statements to any prospective purchaser who agrees to hold them in confidence.

19.  SIGNS AND ADVERTISING

     Lessee shall be entitled to place and maintain a sign to display its trade name at a location on the exterior of the leased premises approved by Lessor, which sign shall conform to the reasonable requirements of Lessor as to size and format. No other signs, advertisements, notices or other exterior decoration or personal property of Lessee shall be placed upon or displayed by Lessee on any part of the building or the windows of the leased premises, or upon or about the exterior of the leased premises, without the prior written consent of Lessor.

20.  LESSOR'S ENTRY ON PREMISES

     20.1 Right of Entry. Lessor and its authorized represen-tatives shall have the right to enter the premises at all reason-able times for any of the following purposes:

           20.1.1 To determine whether the premises are in good condition and whether Lessee is complying with its obligations under this lease;

           20.1.2 To do any necessary maintenance, repairs, restoration or remodeling to the building or the premises that Lessor has the right or obligation to perform;

           20.1.3 To serve, post, and keep posted any notices required or allowed under the provisions of this lease, including "for rent" or "for lease" notices during the last three months of this lease, or during any period while Lessee is in default, and any notices provided by law for the protection of Lessor's interest in the leased premises; and

           20.1.4 To shore the foundations, footings, and walls of the building and to erect scaffolding and protective barricades around and about the building, but not so as to prevent entry to the premises, and to do any other act or thing necessary for the safety or preservation of the premises and the building if any excavation or other construction is undertaken or is about to be undertaken on any adjacent property or area.

     20.2 Exercise of Right. Lessee shall not be entitled to an abatement or reduction of minimum monthly rent on account of Lessor's entry or the exercise of the rights retained by Lessor under this Section. Lessor shall use reasonable care in exercising its rights under this Section in a manner that will not interfere unreasonably with Lessee's use and occupancy of the leased premises; however, Lessor shall not be liable for any incon-venience, disturbance, loss of business, nuisance, or other damage arising out of Lessor's entry on the premises as provided herein, except damage resulting from the negligent or tortious acts or omissions of Lessor or its authorized representatives.

21.  SALE OR TRANSFER OF PREMISES

     If Lessor sells or transfers all or any portion of the premises, or the building, improvements and land of which the leased premises are a part, then Lessor, on consummation of the sale or transfer, shall be released from any liability thereafter accruing under this lease. If any security deposit or prepaid rent has been paid by Lessee, Lessor shall transfer the security deposit or prepaid rent to Lessor's successor and on such transfer Lessor shall be discharged from any further liability with respect thereto.

22.  SURRENDER ON TERMINATION; HOLDING OVER

     22.1 Surrender of Premises. Lessee agrees to return the leased premises (except removable trade fixtures, furniture and equipment owned or installed by at the expiration or sooner termination of the lease term, in good condition and repair, reasonable wear and tear excepted. Should the Lessee hold the leased premises with the consent of Lessor after the expiration of the term of this lease, then such holding over shall be construed to be only a tenancy from month-to-month and subject to all of the conditions and agreements herein contained.

     22.2 Removal of Alterations. Lessor, by giving written notice to Lessee within ten (10) days before the expiration or termination of the lease, may elect to require Lessee to remove any alterations that Lessee has made to the premises provided Lessor reserved such right at the time it consented to such improvements as provided in Section 7.1, above. If Lessor so elects then Lessee, at its sole cost and expense, shall remove the alterations specified by Lessor in its notice, and shall make such repairs necessitated by the removal of said alterations, and any damage resulting therefrom, as may be necessary to restore the leased premises to good condition and repair, excepting only reasonable wear and tear, before the last day of the lease term or within thirty (30) days of Lessor's notice, whichever is later.

23.  GENERAL PROVISIONS

     23.1 Notices. All notices permitted or required under this lease shall be in writing and shall be deemed to have been given upon personal delivery or on the second (2nd) business day following the date on which sent by mail, postage prepaid, addressed, in the case of Lessor, to its principal place of business or, in the case of Lessee, to the leased premises or to such other address, notice of which is given as provided herein.

     23.2 Joint and Several Liability. Each person or entity named as a Lessee in this lease, or who hereafter becomes a Party to this lease as a tenant in the leased premises, or as an assignee of Lessee, shall be jointly and severally liable for the full and faithful performance of each and every covenant and obligation required to be performed by Lessee under the provisions of this lease.

     23.3 Bindings on Successors, Etc. Each of the terms, conditions, and obligations of this lease shall extend to and bind, or inure to the benefit of (as the case may require), the respec-tive parties hereto, and each and every one of their respective heirs, executors, administrators, representatives, successors and assigns.

     23.4 Attorneys' Fees. Should any legal action be instituted by either of the parties to enforce or construe any of the terms, conditions or covenants of this lease, or the validity thereof, the party prevailing in any such action shall be entitled to recover from the other party all court costs and reasonable attorneys' fees to be set by the court, and the costs and fees incurred in enforcing any judgment entered therein.

     23.5 Partial Invalidity. If any term or provision of this lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this lease or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this lease shall be valid and be enforceable to the fullest extent permitted by law.

     23.6 Complete Agreement. This lease, and the attachments and exhibits hereto, constitute the entire agreement between the parties and may not be altered, amended, modified or extended except by an instrument in writing signed by the parties hereto. The parties respectively acknowledge and agree that neither has made any representations or warranties to the other not expressly set forth herein.

        * * * END OF STANDARD TERMS AND CONDITIONS * * *

                            EXHIBIT G

                    LESSEE'S OPTION TO RENEW


     THIS EXHIBIT constitutes an integral part of the Free-Standing Building Lease between the following parties:

LESSOR:    PUEBLO ASSOCIATES, a California limited partnership
LESSEE:    SANTA BARBARA BANK & TRUST, a California corporation
PREMISES:  1021 Anacapa Street


1.   Grant of Option.  Lessor hereby grants to Lessee, on the terms
and conditions set forth below,  four   ( 4 ) successive options to
renew this Lease. The first renewal option shall be for a renewal term of five ( 5 ) years. Each succeeding option shall be for a renewal term of five ( 5 ) additional years, to commence at the expiration of the preceding renewal term. Each renewal term shall be subject to all of the provisions of this Lease. The failure of Lessee to exercise its option for any renewal term shall nullify the option of the Lessee for any succeeding renewal terms.

2. Conditions to Exercise. The right of Lessee to exercise its renewal rights for an additional lease term are subject to the following conditions precedent:

     2.1 The Lease shall be in effect at the time notice of exercise of the renewal option is given and on the last day of the existing Lease term;

     2.2 Lessee shall not be in default under any provisions of the Lease at the time notice of exercise is given or on the last day of the existing Lease term;

     2.3 Neither Lessor nor Lessee has exercised any right provided by this Lease to terminate this Lease due to substantial damage to or destruction of any improvements on the premises due to a casualty loss occurring prior to the time notice of exercise of the renewal option is given by Lessee; and

     2.4 Lessee gives Lessor written notice to Lessor at least six (6) months (i.e., 180 days) before the last day of the existing Lease term of Lessee's intent to exercise its renewal rights. Except as provided in Section 4.6, below, any such notice, once given, shall be binding both on Lessor and on Lessee.

     2.5 Notwithstanding Section 2.4, Lessee shall not be deemed to have forfeited its renewal option by reason of the failure of Lessee to give notice of its intent to exercise such option at least six (6) months before the last day of the existing Lease term unless, within such six month period, Lessor has given a written reminder to Lessee of the imminent expiration of Lessee's renewal option and Lessee thereafter fails to give written notice of its intention to exercise such renewal option within ten (10) days after its receipt of such reminder.

3. Rent During First Renewal Term. Within thirty (30) days after delivery of Lessee's notice of exercise of its first renewal option, Lessor and Lessee shall attempt to agree in writing on the minimum annual rent for the renewal term. If the parties are unable to reach agreement within such thirty (30)-day period, then the minimum annual rent shall be determined by appraisal as provided in Section 3.1, below.

     3.1 Market Value Determination. If Lessor and Lessee are unable to agree on the minimum annual rent and the annual adjust-ments thereto during the first renewal term within thirty (30) days after Lessor's receipt of Lessee's notice of intent to renew, then within fifteen days after the request of either party for a rent determination by appraisal, Lessor and Lessee shall endeavor to agree in writing as to a single appraiser to be appointed by both of them to determine the minimum annual rent and the annual adjustments thereto. The determination of any such single appraiser appointed by both Lessor and Lessee shall be conclusive and binding on each of them.

           3.1.1 If the parties are unable to agree on a single appraiser within such fifteen (15)-day period, then each party, within fifteen (15) days after the expiration of such fifteen (15)- day period, shall appoint a real estate appraiser with at least five (5) years' full-time commercial appraisal experience in the area in which the premises are located to make such determination. If either party fails to appoint an appraiser within fifteen (15) days after the other party has given notice of the name of its ap-praiser, the single appraiser so appointed shall be the sole appraiser and shall make such determination. If two (2) appraisers are appointed by the parties as provided in this section, they shall promptly endeavor to make such determination.

           3.1.2 If the two (2) appraisers appointed as provided hereunder are unable to agree within fifteen (15) days after the second appraiser has been appointed, then the two (2) appraisers shall endeavor to elect a third appraiser within the next succeed-ing fifteen (15)-day period. If the two (2) appraisers are unable to agree on a third appraiser, either party may, by giving fifteen
(15) days' notice to the other party, apply to the presiding judge of the Santa Barbara County Superior Court for the selection of a third appraiser who meets the qualifications stated in this Section
3.1 and who is not active in any other capacity for either party.

           3.1.3 Within fifteen (15) days after the selection of the third appraiser, a majority of the appraisers shall determine the fair rental value and the appropriate annual adjustments thereto of the premises for the use then being made of the premises by Lessee. If a majority of the appraisers are unable to establish the fair rental value and such adjustments within the stipulated period of time, the three (3) appraised values and adjustments shall be added together, their total divided by three (3), and the resulting quotient shall be the minimum annual rent and the annual adjustments, respectively, of the premises to be paid during the renewal term; however, if the low appraisal or the high appraisal is more than ten percent (10%) lower or higher than the middle appraisal, the lower appraisal or the higher appraisal or both shall be disregarded. If only one appraisal is disregarded, the remaining two appraised values and adjustments shall be added together, their total divided by two (2), and the resulting quotient shall be the minimum annual rent and the adjustments, respectively, during the renewal term. If both the low appraisal and the high appraisal are disregarded, then the middle appraisal shall constitute the minimum annual rent and the annual adjustments during the renewal term.

           3.1.4 In determining the rental and the annual adjustments thereto for the renewal term, any appraisers appointed hereunder shall consider and take into account, inter alia, (a) changes in the purchasing power of the dollar between the effective date of this Lease and the commencement of the renewal term; (b) appreciation or depreciation in the value of the property on which the leased premises are located; (c) competitive rentals being paid for comparable space in the area in which the premises are located, and (d) the use being made of the premises by Lessee and other uses to which the premises could be put without necessitating signifi-cant leasehold improvements. Each party shall bear the costs and fees of its respective appraiser, and Lessor and Lessee shall bear in equal shares any costs incurred in appointing the third appraiser and the fees charged by such third appraiser.

     3.2 Rent Pending Completion of Appraisal. If the appraisal proceedings provided for in paragraph 4 above, are not complete at the start of the renewal term, then Lessee shall tem porarily pay as rent an amount equal to the greater of (a) $40,539.80 per month or (b) the rent in effect immediately prior to the start of the renewal term until the appraisal proceedings have been completed and a new rent determined. Once the new rent has been determined as provided in Section 3.1, above, a retroactive adjustment to the rent shall be made, effective as of the start of the renewal term, and Lessee shall pay any deficiency owing to the Lessor, or Lessor shall refund any excess payments previously received from Lessee, within ten (10) days after the date on which the actual rent for the renewal term has been determined.

     3.3 Adjustments in Subsequent Years of Renewal Term. The minimum monthly rent for the second and each subsequent year of any renewal term shall be adjusted annually effective as of the first day of May each year (the "Annual Adjustment Date") by multiplying the minimum monthly rent in effect immediately prior to the Annual Adjustment Date by a fraction, the numerator of which shall be index figure from the official Consumers' Price Index for Urban Wage Earners and Clerical Workers), All Items, for the Los Angeles-Anaheim-Riverside area, 1984=100 Base, as published by the Bureau of Labor Statistics, United States Department of Labor (the "CPI Index"), for the month of February immediately preceding the Annual Adjustment Date and the denominator of which shall be the CPI Index figure for the month of February of the preceding year, but in no event shall the rent be increased in any one year by more than five percent (5%) of the minimum monthly rent in effect immediately prior to such adjustment. The annual adjustments to the minimum monthly rent made pursuant to this Section 3.3 shall be cumula-tive. Should the actual percentage change in the CPI Index figures exceed the five percent (5%) limitation in some years but not in others, then any percentage change in the CPI Index figures not taken into account on an Adjustment Date due to the limitation on rental adjustments for any single year shall be taken into account in subsequent adjustment years in which the percentage change was less than five percent (5%), but in no event shall the minimum monthly rent be increased by more than five percent (5%) for any single year during the renewal term except as expressly permitted by Section 3, 4, below, for the adjustment to be made effective on the first day of each renewal term.

4.   Rent During Subsequent Renewal Terms.   Effective on the first
day of the second, third and fourth renewal terms (the "Renewal
Term Adjustment Date), the minimum monthly rent shall be adjusted in accordance with the following formula:

     4.1 If the aggregate percentage increase in the CPI Index for the sixty (60)-month period ending on the day immediately prior to the Renewal Term Adjustment Date (herein, the "Prior Term") is equal to or less than 39.0%, then the minimum monthly rent for the first year of the renewal term shall be the product obtained by multiplying the minimum monthly rent in effect for the first year of the Prior Term by 131.20%.

     4.2 If the percentage increase in the CPI Index for the Prior Term exceeds 39.0%, then the rent for the first year of the renewal term shall be the product obtained by multiplying the minimum monthly rent in effect for the first year of the Prior Term by 180% of the actual percentage increase in the Index during the Prior Term.

Thereafter, the minimum monthly rent shall be adjusted annually on the first day of each subsequent year during the renewal term in the manner provided by Section 3.3, above.

5. Substitute Index. If the CPI Index shall no longer be published, then appropriate reference figures shall be derived from any successor or comparable index mutually agreed by the parties to be authoritative, and if the parties are unable to agree, then the substituted index shall be selected by the then-presiding judge of the Superior Court for the County in which the leased premises are located upon the application of either party.

6. Notice of Adjustment. Lessee shall give written notice to Lessor of the adjustments made to the minimum monthly rent pursuant to this Exhibit G, setting forth the computation thereof, on or before the applicable adjustment date or as soon thereafter as practicable, but no delay in computing or giving notice of any adjustments required hereunder shall constitute a waiver of the right of either party to have such adjustments made, retroactive to the applicable Adjustment Date, once such computation has been made.

7. Adjustment to Prior Payments. Any notice of adjustment given pursuant to this Exhibit G shall be accompanied by the lump-sum payment of any increased rent accruing from the Adjustment Date through the date on which such notice is given, to the extent not previously paid.

                            EXHIBIT J

                SUPPLEMENTAL TERMS AND CONDITIONS

     THIS EXHIBIT constitutes an integral part of the Free Standing Building Lease between the following parties:

LESSOR:        PUEBLO ASSOCIATES, a California limited
               partnership
LESSEE:        SANTA BARBARA BANK & TRUST, a California
               corporation
PREMISES:      1021 Anacapa Street

Any inconsistency between the Standard Terms and Conditions of the Lease and the provisions of this Exhibit shall be resolved in favor of the provisions of this Exhibit.

1.   Rental Adjustment Schedule

     The minimum monthly rent payable under the lease shall be increased effective as of the first day of May each year to the amounts set forth below:

  RENTAL PERIOD
 (May 1 to April 30)    SQUARE FT. RENTAL    MONTHLY NET RENTAL
   94-95                      $1.38              $39,960.66
   95-96                      $1.39              $40,250.23
   96-97                      $1.40              $40,539.80
   97-98                      $1.42              $41,118.94
   98-99                      $1.44              $41,698.08

2.   Seismic Reinforcement Work.

     2.1 Compliance with Ordinance. Subject to the following provisions regarding the allocation of costs, Lessor shall be re-sponsible for complying with the requirements of Santa Barbara's Seismic Safety Ordinance as set forth in Chapter 22.18 of the Santa Barbara Municipal Code. In carrying out such work, Lessor shall take, or shall cause its general contractor to take such actions and precautions as are reasonable and necessary to assure that, throughout the term of such seismic reinforcement work:

          2.1.1 Lessee is afforded with (a) safe and unimpeded access to the leased premises, and (b) continuing, uninterrupted utility service to the building.

          2.1.2      Such work is performed in a manner that
minimizes disruptions to and interference with Lessee's business operations.

          2.1.3 Lessee's telephone lines and computer cables or other utility installations are kept intact and that any such lines or cables that are accidently severed are immediately repaired or replaced.

     2.2  Allocation of Costs.  Subject to the provisions of
Section 2.3, below, regarding the method of payment, the first $425,000 of the costs of the seismic reinforcement work shall be borne equally by the Lessor and the Lessee. Any costs or expenses in excess of $425,000 shall be borne entirely by Lessor. For purposes of this Section 2.2, the costs of the seismic reinforcement work shall include the following:

          2.2.1 Planning & Engineering Expense. All architect, engineering and related costs and expense, including the costs of any necessary tests, inspections and fees payable to governmental agencies for plan review and approval and the issuance of any necessary permits and/or licenses, incurred by Lessor for the purpose of developing a plan for complying with the Santa Barbara Seismic Reinforcement Ordinance as it applies to the leased premises; and

          2.2.2 Construction Expense. All costs and expenses incurred by Lessor in carrying out and implementing the seismic reinforcement plan prepared by or for Lessor and approved by the City of Santa Barbara, including (a) all expense of the type described in Section 2.1, above, (b) general contractor fees, overhead and profit, and (c) the costs and fees of all subcontrac-tors for labor and materials supplied to the seismic reinforcement project.

     2.3 Method of Payment. Lessee shall reimburse to Lessor (or at Lessor's request shall pay directly to Lessor's contractor) promptly upon receipt of a statement therefor, accompanied by supporting vouchers and invoices setting forth in reasonable detail the services or materials for which payment is sought, all seismic reinforcement costs incurred by Lessor in carrying out the work called for by Section 2.1, above, to the extent that the aggregate of all such costs and expenses do not exceed $425,000.

          2.3.1 One-half of all such amounts so paid by Lessee shall be paid on Lessee's own account as its allocable share of seismic reinforcement costs.

          2.3.2 The remaining one-half shall be paid by Lessee on behalf of Lessor, it being understood and agreed that the Mini-mum Monthly Rent called for by Section 1, above, has been calculat-ed by the parties so as to permit Lessee to recover over the initial term of this lease in the form of a rental reduction the amounts being expended by Lessee on behalf of Lessor pursuant to this Section 2.3.

     2.4 Responsibilities of Lessee. Lessee shall cooperate with Lessor and its contractors throughout the course of the seismic reinforcement project. To the extent that Lessee is able to do so without unreasonable disruption to or interference with its busi-ness, Lessee shall endeavor to configure and conduct its business activities in a manner that facilitates free access by Lessor's general contractor and its subcontractor to areas of the building where the seismic reinforcement work is to be carried out, including temporarily relocating portions of its staff and its business operations from time to time to other parts of the building.

          2.4.1 Lessee shall bear and pay any cost or expense incurred by it in adapting its business operations to Lessor's seismic reinforcement work, including any temporary relocation, storage, moving or similar expense. All such expenses shall be in addition to the obligation of Lessee under Section 2.2, above.

          2.4.2 Lessee shall not be entitled to any abatement in rent during the course of the seismic reinforcement work on account of any resulting inconvenience or disruption to its business.

     2.5 Supplemental Tax Provisions. Notwithstanding the provisions of Section 5.3 of the Standard Terms and Conditions:

          2.5.1 Assessments Resulting from Change of Owner-ship. Lessee shall not be liable for any increase in real estate taxes or assessments levied or assessed against the leased premises by reason of an increased assessment on account of a sale or transfer by Lessor after the effective date of this Lease of all or any portion of its interest in the Property in a transaction that constitutes a change of ownership under the rules and regulations of the California State Board of Equalization. In the event of any such reassessment, Lessee's liability for the resulting increase in real estate taxes and assessments shall be limited to the amount of the increased taxes that would have been payable had no change in ownership occurred, and Lessor shall be liable for that portion of the taxes that is attributable to the increased assessment resulting from the change in ownership.

          2.5.2 Lessee's Right to Contest Taxes. Lessee shall have the right to contest in the name of Lessor the validity or amount of any tax or special assessment payable by Lessee which Lessee reasonably believes to have been improperly levied or assessed against the Premises, upon posting a bond or making a deposit with the Lessor in an amount sufficient to discharge the disputed levy. For this purpose Lessee shall have the right to institute such proceedings in the name of Lessor as Lessee may rea-sonably deem necessary. Lessor shall cooperate with Lessee in any such proceeding provided that all expenses incurred by Lessor at the request of Lessee in connection therewith are paid or fully reimbursed by Lessee. Lessee shall provide Lessor with a minimum of fourteen (14) days notice of Lessee's intention to contest or dispute such levy and said notice shall include a brief statement of the action which Lessee proposes to take. Lessee shall keep Lessor fully apprised of the nature and status of any such proceed-ings. Upon the completion or other termination of such proceed-ings, Lessee shall immediately pay and discharge any judgment rendered, shall comply with any other binding determination made, and shall pay and discharge all costs and charges incidental to any such judgment or determination, and shall cause any related lien to be released from the Premises.

     2.6 Building & Operating Expense. Lessee shall pay to Lessor as additional rent promptly upon receipt of an invoice therefor those Building & Operating Costs incurred by Lessor in connection with the ownership and operation of the Building that are the responsibility of Lessee. Building & Operating Costs that are attributable to periods (a) beginning before the effective date of this Lease or (b) ending after the expiration of the term of this Lease shall be prorated on the basis of thirty-days months for the periods that are included within the term of this Lease. For purposes of this Section 2.6, Lessor's Building & Operating Costs shall include all sums paid or incurred by Lessor and not charged directly to Lessee for or with respect to the following:

          2.6.1 Real Property Taxes. Subject to the provi-sions of paragraph 2.5.2, above, real property taxes and assess-ments, whether resulting from increased rate and/or valuation, levied and assessed against the Leased Premises.

          2.6.2 Utility Costs. All water, gas, heat, light, power and other utilities furnished to the building and other improvements comprising the leased premises and the land upon which they are situated, to the extent not metered directly to and paid for directly by the Lessee.

          2.6.3 Insurance Premiums. The purchase of fire and casualty, public liability and other insurance coverage required or permitted to be obtained by Lessor in accordance with the Basic
Provisions of this Lease.

     2.7 Quiet Enjoyment. Lessor covenants and agrees that,as long as Lessee is not in default in the performance of its obligations under this lease, Lessee shall have quiet possession and enjoyment of the leased premises, free of any disturbance by Lessor or persons claiming through Lessor, and Lessor shall defend the possession and enjoyment of the leased premises against each and every person claiming the leased premises or an interest therein.

                            EXHIBIT L

                  LESSEE'S FIRST REFUSAL OPTION

     THIS EXHIBIT constitutes an integral part of the Free Standing Building Lease between the following parties:

LESSOR:        PUEBLO ASSOCIATES, a California limited
               partnership
LESSEE:        SANTA BARBARA BANK & TRUST, a California
               corporation
PREMISES:      1021 Anacapa Street


1. Offer By Lessor. During the term of this lease, Lessee shall have the prior right to purchase the leased premises if Lessor decides to offer the leased premises for sale. Prior to offering the leased premises for sale to third parties Lessor shall notify Lessee in writing that the leased premises are available for purchase and shall advise Lessee of the terms and conditions on which the leased premises will be offered for sale (the "Initial Notice").

2. Response by Lessee. Lessee shall have a period of thirty (30) days after its receipt of any such Initial Notice (the "Initial
Notice Period") to make an offer for the purchase of the leased premises acceptable to Lessor.

     2.1 If Lessee makes an offer on terms and conditions satisfactory to Lessor prior to the expiration of the Initial Offer Period, then Lessor and Lessee shall proceed to consummate the transaction on the terms and conditions so agreed upon.

     2.2 If Lessor and Lessee are unable to reach agreement on the terms and conditions for the proposed sale of the leased premises prior to the expiration of the Initial Offer Period, then Lessor shall be entitled to offer the leased premises for sale to third parties.

3. Offers to Third Parties. Should Lessor thereafter receive a bona fide offer for the purchase of the leased premises from a third party which the Lessor desires to accept, then Lessor shall give to the Lessee a written notice of the proposed transaction which (a) sets forth (i) the name and address of the proposed purchaser (ii) the proposed purchase price (which must be an amount specified in dollars, but which may be payable in a lump sum or in installments over an extended period of time) and (iii) the other terms and conditions of the proposed transfer, and (b) is accompa-nied by a copy of any purchase contract or other agreement between the Lessor and the proposed purchaser providing for the sale and transfer of the leased premise. Such notice (a "Firm Offer") shall constitute an offer by the Lessor to sell the premises to the Lessee on the terms and conditions set forth therein.

4. Lessee's Purchase Option. The Lessee shall be entitled to purchase the leased premises on the terms and conditions set forth in the Firm Offer by giving written notice to the Lessor of its intention to do so prior to the expiration of the Offering Period. The Offering Period shall be:

     4.1 A period of ten (10) days if the Firm Offer is received by the Lessee at any time subsequent to the twentieth day following the date of the Initial Offer and prior to the expiration of one
(1) year from the date of the Initial Notice.

     4.2 A period of thirty (30) days if the Firm Offer is received at any other time.

5. Conditional Exercise. Lessee, in exercising its option, shall have the right to make a conditional exercise, contingent upon Lessee's ability to obtain, within thirty (30) days after the date of notice of exercise of the option, the necessary outside financing to provide the funds needed to meet the cash requirements of Lessor as set forth in the Firm Offer. Should Lessee make a conditional election to exercise Lessee's option as provided herein, then, unless within thirty (30) days after the date of the notice by Lessee of conditional exercise of Lessee's option to purchase, there shall have been received by Lessor from Lessee a written waiver of the financing condition, Lessee shall be deemed to have rejected Lessor's offer effective as of the expiration of said thirty (30)-day period.

6. Failure of Lessee to Exercise Option. If Lessee fails to exercise its purchase option prior to the expiration of the Offering Period, or if Lessee fails to complete such purchase within the period of time contemplated by the Firm Offer, then Lessor shall be free to sell the leased premises to any third party upon the same terms and conditions as were offered to Lessee without resubmitting such terms and conditions to Lessee.

     6.1 In consummating any such sale to a third party Lessor shall be entitled to make non-material changes in the terms and conditions of sale, provided that such modifications do not (a) include more favorable provisions for owner= financing, if any, or
(b) result in a purchase price that is less than the price offered to Lessee, or (c) otherwise affect the economic substance of the transaction.

     6.2  Except for nonmaterial changes permitted pursuant to
Section 6.1, above, no such sale shall be made on terms and conditions different from those set forth in Lessor's Firm Offer to Lessee without Lessor's first again complying with the provisions of this Exhibit L.

7. Survival of Option. Should Lessor sell the premises to a third party prior to the expiration or termination of the lease due to the failure of Lessee to exercise its option under this Exhibit L, such sale shall be made subject to the provisions of this lease, including the provisions of this Exhibit L, and Lessee's right of first refusal shall continue to exist with respect to any subse-quent sale of the premises by the then-existing owner.

8. Cooperation in Effecting Exchange. Should Lessee exercise its option to purchase under this Exhibit L, Lessee shall, upon the request of Lessor, cooperate with Lessor in effecting a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code provided that (a) such exchange is effected at the sole cost and expense of Lessor; and (b) Lessee is not required to assume or incur any personal liability in connection with any such exchange.

9. Exempt Transactions. The right of first refusal granted to Lessee hereunder shall not apply to:

     9.1  Any transfer or assignment of the leased premises
(a) that is a testamentary disposition; or (b) to the ancestors or lineal descendant of a person comprising or holding a beneficial ownership interest in Lessor, or the members of their immediate families; or (c) to any corporation, trust, partnership or other entity, substantially all of the beneficial ownership interest in which is owned by Lessor (or by the persons then comprising or holding beneficial ownership in Lessor), or its (or their) ancestors or lineal descendants, or the members of their immediate families; or (d) to any other transaction not involving the transfer of the leased premises for consideration to an unrelated third party in a single transaction or a series of related, pre-planned transactions, but any such transferee or assignee shall acquire its interest subject to all of the duties and obligations of Lessor under this Appendix 5.

     9.2 To any foreclosure by a Fee Mortgagee but shall apply to a subsequent sale or other disposition of the fee estate by the Fee Mortgagee or by any other person acquiring title to the fee estate by reason of the foreclosure of a Fee Mortgage.

10. Release of Rights. If Lessee fails or declines to exercise its first refusal rights with respect to any proposed transfer of the fee interest in the leased premises, then Lessee shall execute a quitclaim deed or such other instrument as Lessor or its grantee may reasonably request for the purpose of vesting good and insurable title in the fee estate in the name of such grantee, subject to the continuing rights of Lessee under this Exhibit L with respect to subsequent conveyances of the fee.

                                        EXHIBIT 11
                                        SANTA BARBARA BANCORP & SUBSIDIARIES
                                        COMPUTATION OF PER SHARE EARNINGS

                                                            For the Six-Month Periods Ended June 30,
                                                            1994                        1993
                                                   Primary     Fully Diluted   Primary     Fully Diluted
Weighted Average Shares Outstanding               5,065,462     5,065,462     5,190,198     5,190,198
Weighted Average Options Outstanding                537,456       537,456       472,530       472,530
Anti-dilution adjustment (1)                              0             0      (165,652)     (165,495)
Adjusted Options Outstanding                        537,456       537,456       306,878       307,035
Equivalent Buyback Shares (2)                      (426,339)     (381,895)     (260,060)     (257,669)
Total Equivalent Shares                             111,117       155,561        46,818        49,366
Adjustment for Non-Qualified Tax Benefit (3)        (45,558)      (63,780)      (19,195)      (20,255)
Weighted Average Equivalent Shares Outstanding       65,559        91,781        27,623        29,111

Weighted Average Shares for Computation           5,131,021     5,157,243     5,217,821     5,219,309


Fair Market Value (4)                                 22.39         25.50         19.06         19.25

Net Income                                        3,517,155     3,517,155     3,299,277     3,299,277

Per Share Earnings                                     0.69          0.68          0.63          0.63

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



   SANTA BARBARA BANCORP



DATE:  August 3, 1994           /s/  Kent M. Vining

                                     Kent M. Vining
                                     Senior Vice President
                                     Chief Financial Officer



DATE:  August 3, 1994   /s/  Donald Lafler
                             Donald Lafler
                             Vice President
                             Principal Accounting Officer