Form 10-Q
period 1994-09-30
SANTA BARBARA BANCORP
filed 1994-11-03
CIK 357264

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

    Yes [X]   No  [ ]



Common Stock As of October 28, 1994, there were 5,124,513 shares of the issuer's common stock outstanding.

                           PART 1
                    FINANCIAL INFORMATION

                SANTA BARBARA BANCORP & SUBSIDIARIES
                Consolidated Balance Sheets (Unaudited)
                (dollars in thousands except per share amount)

                                              September 30,     December
Assets:                                          1994             1993
   Cash and due from banks                  $    49,809       $  50,946
   Federal funds sold                            10,000               0
      Cash and cash equivalents                  59,809          50,946
   Securities (Note 4):
      Held-to-maturity                          299,740         194,474
      Available-for-sale                        112,894         189,044
   Bankers' acceptances                          55,959          63,614
   Loans, net of allowance of $12,562 at
      September 30, 1994 and $10,067 at
      December 31, 1993 (Note 5)                467,618         454,163
   Premises and equipment, net (Note 6)           7,337           6,657
   Accrued interest receivable                    6,983           7,228
   Other assets (Note 7)                         32,249          13,017
            Total assets                    $ 1,042,589       $ 979,143

Liabilities:
   Deposits:
      Demand deposits                       $   126,250       $ 114,557
      NOW deposit accounts                      127,303         127,296
      Money Market deposit accounts             337,499         247,772
      Savings deposits                          124,014         148,719
      Time deposits of $100,000 or more          69,016          83,380
      Other time deposits                       139,599         144,529
         Total deposits                         923,681         866,253
   Securities sold under agreements
      to repurchase and Federal
      funds purchased                            19,965          20,155
   Other borrowed funds                           1,000           1,172
   Accrued interest payable
      and other liabilities                       6,150           5,572
         Total liabilities                      950,796         893,152

Shareholders' equity (Notes 3 & 8)
   Common stock (no par value; $1.00 per
      share stated value; 20,000,000
      authorized; 5,116,357 outstanding
      at September 30, 1994 and 5,064,517
      at December 31, 1993)                       5,116           5,065
   Surplus                                       39,483          38,557
   Unrealized gain (loss) on securities
      available for sale                         (1,219)            683
   Retained earnings                             48,413          41,686
         Total shareholders' equity              91,793          85,991
            Total liabilities and
                shareholders' equity        $ 1,042,589       $ 979,143

See accompanying notes to consolidated condensed financial statements.

                         SANTA BARBARA BANCORP & SUBSIDIARIES
                         Consolidated Statements of Income (Unaudited) (dollars in thousands except per share amounts

                                    For the            For the
                                    Nine-Month         Three-Month
                                    Periods Ended      Periods Ended
                                    September 30,      September 30,
                                       1994     1993     1994     1993
Interest income:
  Interest and fees on loans        $35,595  $32,818  $10,825  $10,421
  Interest on taxable securities     14,284   12,809    4,852    4,249
  Interest on tax-exempt securities   5,267    4,947    1,844    1,629
  Interest on Federal funds sold        374      632      249      270
  Interest on bankers' acceptances      626      251      339      134
      Total interest income          56,146   51,457   18,109   16,703
Interest expense:
  Interest on deposits:
      NOW accounts                      940    1,124      316      349
      Money Market accounts           6,801    4,558    2,976    1,621
      Savings deposits                2,366    2,939      737      936
      Time deposits of
       $100,000 or more               1,758    2,280      597      653
      Other time deposits             5,136    5,441    1,762    1,767
  Interest on securities sold
      under agreements to repurchase
      and Federal funds purchased       674      555      246      157
  Interest on other borrowed funds       71       29       23        7
      Total interest expense         17,746   16,926    6,657    5,490
Net interest income                  38,400   34,531   11,452   11,213
Provision for loan losses             5,757    4,800      750      950
  Net interest income after
      provision for loan losses      32,643   29,731   10,702   10,263
Other income:
  Service charges on deposits         2,222    2,112      752      709
  Trust fees                          4,839    4,883    1,548    1,682
  Other service charges,
      commissions and fees, net       3,064    2,781    1,023    1,043
  Securities losses (Note 4)         (1,027)     (47)    (414)       0
  Other income                          414      608      121      236
      Total other income              9,512   10,337    3,030    3,670
Other expense:
  Salaries and benefits              16,271   14,844    5,295    4,968
  Net occupancy expense               2,578    2,173      935      792
  Equipment expense                   1,613    1,278      614      488
  Net cost (gain) from operating
      other real estate                (597)   1,315      (17)     523
  Other expense                       9,106    8,133    2,867    2,672
      Total other expense            28,971   27,743    9,694    9,443
Income before income taxes
  and cumulative effect
  of accounting change               13,184   12,325    4,038    4,490
Applicable income taxes               3,494    3,265    1,042    1,272
Net income before cumulative effect
  of accounting change                9,690    9,060    2,996    3,218
Cumulative effect of
  accounting change (Note 9)              0      619        0        0
        Net income                  $ 9,690  $ 9,679  $ 2,996  $ 3,218

Earnings per share before
  cumulative effect of
  accounting change                 $  1.90  $  1.74  $  0.59  $  0.62
Cumulative effect of
  accounting change (Note 9)           0.00     0.12     0.00     0.00
Earnings per share (Note 2)         $  1.90  $  1.86  $  0.59  $  0.62

See accompanying notes to consolidated condensed financial statements.

        SANTA BARBARA BANCORP & SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
           (dollars in thousands)

                                                    For the Nine Months
                                                    Ended September 30,
                                                      1994        1993
Cash flows from operating activities:
  Net Income                                       $   9,690   $  9,679
  Adjustments to reconcile net income to
  net cash provided by operations:
    Depreciation and amortization                      1,130        793
    Provision for loan losses                          5,757      4,800
    Benefit for deferred income taxes                 (1,044)    (1,062)
    Net amortization of investment securities
      discounts and premiums                          (4,211)    (2,272)
    Net change in deferred loan origination and
      extension fees and costs                           552        113
    Decrease in accrued
      interest receivable                                245        825
    Increase (decrease) in accrued
      interest payable                                   150       (101)
    Increase in income receivable                       (600)      (972)
    Decrease in income taxes payable                    (229)      (303)
    Decrease (increase) in prepaid expenses              383       (300)
    Increase (decrease) in accrued expenses              484     (1,455)
    Other operating activities                            86      2,520
      Net cash provided by operating activities       12,393     12,265
Cash flows from investing activities:
    Proceeds from sale of
      securities and bankers' acceptances             91,569     19,882
    Proceeds from call or maturity of
      securities and bankers' acceptances            199,972     88,529
    Purchase of securities and bankers' acceptances (331,592)   (95,564)
    Net (increase) decrease in loans
      made to customers                              (19,788)     5,591
    Disposition of property from defaulted loans       3,024      4,375
    Purchase or investment in premises
      and equipment                                   (1,822)    (2,003)
      Net cash provided by (used in)
        investing activities                         (58,637)    20,810
Cash flows from financing activities:
    Net increase (decrease) in deposits               57,428     (4,315)
    Net decrease in borrowings with
      maturities of 90 days or less                     (190)    (4,237)
    Proceeds from issuance of common stock               722        492
    Payments to retire common stock                        0         (9)
    Dividends paid                                    (2,853)    (2,600)
      Net cash provided by (used in)                  55,107    (10,669)
        financing activities
  Net increase in cash and                             8,863     22,406
    cash equivalents
  Cash and cash equivalents at beginning of period    50,946     44,059
  Cash and cash equivalents at end of period       $  59,809   $ 66,465

Supplemental disclosure:
  Cash paid during the nine months ended:
    Interest                                       $  17,596   $ 17,027
    Income taxes                                   $   4,882   $  3,380

  See accompanying notes to consolidated condensed financial statements.

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1994
(Unaudited)

1.	Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly-owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.	Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. The decrease in the weighted average number of shares from the 1993 to the 1994 periods is due to the retirement of shares disclosed in Note 8. For the nine- and three-month periods ended September 30, 1994 and 1993, the weighted average shares outstanding were as follows:

                      Nine-Month Periods     Three-Month Periods
                      Ended September 30,    Ended September 30,
                       1994       1993         1994      1993
Weighted average
shares outstanding   5,089,466  5,199,608    5,108,987  5,208,945


3.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1993 have been reclassified to be consistent with the reporting for 1994.

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

Book and market values of securities are as follows:

    ($ in thousands)             Amor-   Gross Un- Gross Un- Estimated
                                 tized   realized  realized   Market
                                  Cost    Gains     Losses    Value
September 30, 1994:
Held-to-maturity:
  U.S.  Treasury obligations   $195,247 $     0   $ (8,657) $186,590
  U.S.  Agency obligations       14,620       0       (750)   13,870
  State and municipal
    securities                   89,873  11,019          0   100,892
       Total Held-to-Maturity   299,740  11,019     (9,407)  301,352
Available-for-sale:
  U.S.  Treasury obligations     73,694       0       (443)   73,251
  U.S.  Agency obligations       41,026       0     (1,383)   39,643
       Total Available for Sale 114,720       0     (1,826)  112,894
Total                          $414,460 $11,019   $(11,233) $414,246

December 31, 1993:
Held-to-maturity:
  U.S.  Treasury obligations   $106,491 $ 2,594   $   (512) $108,573
  U.S.  Agency obligations        9,786       0        (11)    9,775
  State and municipal
    securities                   78,197  18,644          0    96,841
       Total Held-to-Maturity   194,474  21,238       (523)  215,189
Available-for-sale:
  U.S.  Treasury obligations    181,865   1,182        (17)  183,030
  U.S.  Agency obligations        6,015       0         (1)    6,014
       Total Available for Sale 187,880   1,182        (18)  189,044
Total                          $382,354 $22,420   $   (541) $404,233

The Company does not expect to realize any significant amount of the unrealized gains shown above for two reasons. First, the state and municipal securities in the above table have irreplaceable tax-free characteristics, which outweigh the benefit of selling them in order to realize the gains that would result from their sale. Second, the Company's investment policy, in most instances, requires holding securities that have unrealized gains because they are earning rates of interest above what would be available from current investment alternatives. The Company does not expect to realize any of the unrealized losses related to the securities in the held-to-maturity portfolio, because it is the Company's intent to hold them to maturity at which time the par value will be received. Losses may be realized on securities in the available-for-sale portfolio.

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

    ($ in thousands)
                                       Held-to-  Available-
                                       Maturity  for-Sale    Total
September 30, 1994:
Amortized cost:
  In one year or less                 $ 11,714  $ 59,880   $ 71,594
  After one year through five years    230,345    54,840    285,185
  After five years through ten years    36,854         0     36,854
  After ten years                       20,827         0     20,827
                                      $299,740  $114,720   $414,460
Estimated market value:
  In one year or less                 $ 12,131  $ 59,851   $ 71,982
  After one year through five years    223,168    53,043    276,211
  After five years through ten years    45,378         0     45,378
  After ten years                       20,675         0     20,675
                                      $301,352  $112,894   $414,246
December 31, 1993:
Amortized cost:
  In one year or less                 $  4,504  $144,965   $149,469
  After one year through five years    137,139    41,886    179,025
  After five years through ten years    36,463     1,029     37,492
  After ten years                       16,368         0     16,368
                                      $194,474  $187,880   $382,354
Estimated market value:
  In one year or less                 $  4,694  $145,650   $150,344
  After one year through five years    141,799    42,364    184,163
  After five years through ten years    48,229     1,030     49,259
  After ten years                       20,467         0     20,467
                                      $215,189  $189,044   $404,233

5.     Loans

The balances in the various loan categories are as follows:

(in thousands)                   September 30,  December 31,
                                    1994           1993
Real estate:
  Residential                    $ 96,499       $ 54,395
  Non-residential                 136,691        123,534
  Construction                     27,418         41,030
Commercial loans                  151,032        168,227
Home equity loans                  32,345         36,219
Consumer loans                     27,353         27,331
Municipal tax-exempt obligations    7,862         11,888
Other loans                           980          1,606
  Total loans                    $480,180       $464,230

The loan balances at September 30, 1994 and December 31, 1993, are net of approximately $1,853,000 and $1,301,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statements of changes in allowance for loan losses (in thousands):

(in thousands of $)
                                Periods Ended September 30, 1994
                                      Nine-Month  Three-Month
Balance, beginning of period          10,067      11,298
Provision for loan losses              5,757         750
Loan losses charged to allowance      (4,026)        (42)
Loan recoveries credited to allowance    764         556
Balance, September 30, 1994           12,562      12,562

Included in loan losses charged to the allowance and loan recoveries credited to allowance are $3,030,000 and $369,000, respectively, that relate to the Company's tax refund anticipation loan program. The losses occurred only in the second quarter of the year.

6.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $431 and $302 for the three-month periods ended September 30, 1994 and 1993, respectively, and $1,130 and $793 for the nine-month periods ended September 30, 1994 and 1993, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                       September 30, 1994
                                          Accumulated     Net Book
                              Cost        Depreciation     Value
Land and buildings         $  5,787       $  2,742       $  3,045
Leasehold improvements        4,943          3,382          1,561
Furniture and equipment      10,893          8,162          2,731
    Total                  $ 21,623       $ 14,286       $  7,337
                                      December 31, 1993
                                          Accumulated     Net Book
                              Cost        Depreciation     Value
Land and buildings         $  5,613       $  2,717       $  2,896
Leasehold improvements        4,383          3,203          1,180
Furniture and equipment      10,004          7,423          2,581
    Total                  $ 20,000       $ 13,343       $  6,657

7.     Other Assets

The Company sold several securities on September 30, 1994. The settlement date was October 3, 1994, and therefore the proceeds were not received until that date. Included among other assets at September 30, 1994 is a receivable from the broker for $18.9 million.

Property from defaulted loans is included within other assets on the balance sheets. As of September 30, 1994, and December 31, 1993, the Company had $1.4 million and $3.5 million, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.

8.     Shareholders' Equity

On October 1, 1993, the Company made an Offer to Purchase for cash up to 250,000 shares of its common stock at $21.00 per share to its shareholders. The offer expired November 19, 1993. Approximately 155,000 shares were tendered by shareholders and purchased by the Company at a cost of $3.3 million.

9.     Accounting Changes

As of the beginning of 1993, the Company implemented Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This statement required a change in the method by which the Company computes its income tax expense. With the adoption of this new standard, a one time gain of $619,500 relating to prior years was realized. This gain is shown as a cumulative effect of accounting change in the consolidated statement of income for the nine month periods ended September 30, 1993.

The implementation of SFAS 115 is discussed in Note 4 above.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 1994 is lower than net income for the same quarter of last year, primarily due to losses realized on the sale of securities as explained in the section below titled "Losses on Securities Sales." The Company has grown 6.9% in average total assets and 6.6% in average total deposits compared to the third quarter of 1993.

Interest rates continued to rise in the third quarter of 1994, extending the reversal of the trend of declining interest rates that had prevailed over the last several years. For the Company, this means that the proceeds from maturing investments were reinvested at higher rates as were term deposits renewed by customers at higher rates. Since February the Federal Reserve Board ("the FRB") has raised short term interest rates several times. With the exception of its impact on the market value of the Company's securities, the effect of the increased interest rates has not yet been significant. The Company did not raise its base lending rate until after the second increase that occurred in late March. The Company began to raise some of its deposit rates during the second quarter of 1994. There is some indication that rates will be raised again, possibly after the election in November. Further increases are likely to have more impact as pressure grows to increase deposit rates further.

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

The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. If this matching is properly carried out, when the interest rates for a significantly large proportion of the Company's loans or securities decrease, the Company should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans or securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

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

Table 1 -- INTEREST RATE SENSITIVITY

                                        After three After six   After one            Non-interest
As of September 30, 1994        Within  months       months     year but             bearing or
(in thousands of $)             three   but within  but within   within   After five non-repricing
                                months    six       one year      five     years       items
Total
Assets:
Loans                          301,854  62,131        30,898     64,947    21,238        (888)
480,180
Cash and due from banks              0       0             0          0         0      49,809
49,809
Federal funds                   10,000       0             0          0         0           0
10,000
Securities:
  Held-to-maturity               2,005     529         9,180    230,345    57,681           0
299,740
  Available for sale            29,886  15,005        14,960     53,043         0           0
112,894
Bankers' acceptances                 0  55,959             0          0         0
55,959
Other assets                         0       0             0          0         0      34,007
34,007
Total assets                   343,745 133,624        55,038    348,335    78,919      82,928
1,042,589

Liabilities and
     shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased    19,965       0             0          0         0           0
19,965
  Other borrowings               1,000       0             0          0         0           0
1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts       349,949       0       238,867          0         0           0
588,816
  Time deposits                 77,836  31,109        35,799     63,380       491           0
208,615
Demand deposits                      0       0             0          0         0     126,250
126,250
Other liabilities                    0       0             0          0         0       6,150
6,150
Net shareholders' equity             0       0             0          0         0      91,793
91,793
Total liabilities and
  shareholders' equity         448,750  31,109       274,666     63,380       491     224,193
1,042,589
Interest rate-
  sensitivity gap             (105,005)102,515      (219,628)   284,955    78,428    (141,265)
Gap as a percentage of
  total assets                  -10.07%   9.83%       -21.07%     27.33%     7.52%     -13.55%
Cumulative interest
  rate-sensitivity gap        (105,005) (2,490)     (222,118)    62,837   141,265
Cumulative amount as a
  percentage of total assets    -10.07%  -0.24%       -21.30%      6.03%    13.55%

Note:  Net deferred loan fees, overdrafts, and the reserve for loan loss are included in the above table as non-interest bearing or non-repricing items.

The first period shown in the gap report covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. Currently, the Company has a significant negative gap for the first period--liabilities maturing or repricing within the next three months exceed assets maturing or repricing in that period by a margin slightly above the 10% upper limit of its target range. If interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. Management has elected temporarily to take the risk from this mismatch in order to provide funding for the tax refund anticipation loan ("RAL") program. A significant amount of funds is needed in late January and early February. Rather than borrow all of these funds or sell higher yielding securities prior to their maturity, the Company has purchased $56 million bankers' acceptances and $15 million U.S. Treasury securities with maturities in those months. Without the RAL program, maturities would be more evenly spread out. It is therefore likely that more securities would maturing within three months and the gap in the first period likely would be lower.

A second main reason for the negative position in the first time period is the rapid growth of the money market deposits that are tied to U.S. Treasury bills mentioned in the section below. As of November 15, these accounts will no longer be tied to the rates paid on U.S. Treasury bills. The Company will instead administer the rate offered in the same manner it administers the rates on most other accounts. Should interest rates rise rapidly, it will then not be bound to raise the rates on these accounts. With an administered rate, the balances in these accounts will no longer automatically be placed in the "Within Three Month" time period. Instead, the Company will place them in the maturity range in which it is likely that their rate would be changed.

The impact of negative gap in the first period is mitigated by the positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced.

The larger negative gap for the third period, "After six months but within one year" is caused by the large amounts of transaction deposit accounts that the Company at present assumes will not be repriced sooner than six months. If interest rates continue to rise, the rates paid on these accounts may have to be repriced sooner than that, and there would be a negative impact on earnings from the repricing of these deposits. This impact will be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. The Company does attempt to loosely match its long-term municipal portfolio with long-term IRA certificates of deposit, but many of the other assets that have scheduled maturities in this period are highly liquid U.S. Treasury Notes that would be sold if interest rates rise, thereby achieving a repricing. These sales in a rising interest rate environment would involve some losses, but they are minimized by the Company's investment policy as explained below.

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

Table 2--LENDING RATES
                               Prime Lending      Base Lending
                              Rate for Typical   Rate for Santa
                              Money Center Bank  Barbara Bancorp
     January, 1990                10.00%              10.00%
     January, 1991                 9.50%              10.00%
     February, 1991                9.00%               9.50%
     May, 1991                     8.50%               9.00%
     September, 1991               8.00%               8.50%
     November, 1991                7.50%               8.00%
     December, 1991                6.50%               7.50%
     July, 1992                    6.00%               7.00%
     March, 1994                   6.25%               7.25%
     April, 1994                   6.75%               7.75%
     May, 1994                     7.25%               8.25%
     August, 1994                  7.75%               8.75%

Total Assets and Earning Assets

Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters. The chart below shows the growth in average total assets and deposits since the last quarter of 1991. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. The chart exemplifies the normal pattern of asset and deposit growth for the Company -- relatively steady increases with first quarter deposits sometimes less than the fourth quarter of the prior year.

(A chart is placed here in the printed copy of this filing. The chart is a column graph with two columns for each quarter from the fourth quarter of 1991 to the third quarter of 1994. One column is for the balance of average total assets and the other is for average deposits. The columns show a steady upward trend with some variability as described in the paragraph above.)

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.3% of its assets during the first three quarters of 1994. This compares with an average of 85.2% for all FDIC-Insured Commercial Banks and 87.6% for the Company's Southern California peers for the second quarter of 1994.[1] Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up; (2) the Company avoids tying up funds that could be earning interest by leasing most of its facilities under long-term contracts rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allow it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $92.1 million more assets earning interest than would be the case if the Company's ratio were similar to its peers. If these extra assets were earning at the average rate earned on U.S. Treasury and Agency securities held by the Company during the first three quarters of 1994, they would add about $4.3 million in additional pre-tax income for this period.

Deposits and Related Interest Expense

Table 3 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last seven quarters (dollars in millions). As shown both in the preceding chart and in Table 3, average deposits have continued to grow. Average total deposits for the third quarter of 1994 increased 6.0% from average deposits a year ago.

Table 3 -- AVERAGE DEPOSITS AND RATES
1993                     1st Quarter         2nd Quarter          3rd Quarter          4th Quarter
NOW/MMDA                 323.2  2.34%        340.0  2.18%         364.3  2.15%         377.3  2.10%
Savings                  153.5  2.77         152.3  2.52          154.5  2.41          154.6  2.24
Time deposits 100+        93.1  3.80          83.4  3.63           75.7  3.42           73.8  3.38
Other time               160.5  4.66         160.5  4.57          157.5  4.45          156.1  4.38
  Total interest-
      bearing deposits   730.3  3.13%        736.2  2.93%         752.0  2.81%         761.8  2.72%
Non-interest-bearing      96.4                99.0                 99.6                106.4
  Total deposits         826.7               835.2                851.6                868.2

 Year 1994
NOW/MMDA                 371.2  2.09%        407.0  2.50%         446.5  2.93%
Savings                  149.4  2.25         142.9  2.25          130.4  2.24
Time deposits 100+        72.3  3.35          63.2  3.57           61.0  3.88
Other time               155.1  4.35         153.7  4.47          151.0  4.63
  Total interest-
      bearing deposits   748.0  2.72%         766.8  2.95%         788.9  3.21%
Non-interest-bearing     117.5                118.6                119.1
  Total deposits         865.5                885.4                908.0

While occasionally there are slight decreases in average total deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. These factors have allowed the Company to increase its market share of local deposits by maintaining competitive deposit rates. The increases in average total deposits have come through the introduction of new deposit products and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

The growth trends of the individual types of deposits are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the third quarter of 1993, the growth in deposits during the last four quarters came in the transaction accounts, both interest-bearing and non-interest bearing. The Company offers a money market account, "Personal Money Master," the rate for which has been tied to the 3-month U.S. Treasury bill. With the recent increases in short-term rates and a bonus rate offered during the second quarter for customers bringing in new deposits from other financial institutions, this product has become very popular. The monthly average balance of these accounts has increased $100.8 million or 144% from September 1993 to September 1994. Most of the reduction in the average balance for savings from the second to the third quarter relates to migration from savings to the Personal Money Master account.

As shown in Table 3, there has been some growth in non-interest bearing demand accounts as well during the last year. There has been an increase of approximately $19.5 million of the increase in average balance of non-interest bearing deposits compared to the same quarter a year ago, an increase of 19.6%.

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

Interest Rates Paid

The average rates that are paid on deposits generally trail behind market rates. This is especially the case with time deposits because the average rates are a blend of the rates paid on individual accounts which do not change until maturity. The effect of increases in rates offered on new or renewing time accounts is now apparent in the yields shown in Table 3 for the third quarter of 1994 compared with those paid in earlier quarters.

The Company has not yet raised rates paid on its NOW and standard MMDA accounts, but, as noted above, the rates on the Personal Money Master have increased with the rates on the 3-month Treasury bill. The rate paid increased from 3.06% at the beginning of the year to 4.91% by September 30, 1994. With an average balance of $170.8 million for the third quarter, this increase has substantially impacted the average rate on the combined total of interest-bearing transaction accounts (NOW/MMDA).

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts and one would expect that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 3, this has not been the case during the last seven quarters. There are two primary reasons for this.

First, as indicated in the next section of this discussion, there has been a much lower demand for loans over the last two years because of the sluggish economy. This factor, together with what are still relatively low rates currently available from short-term securities, has made the Company reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread between the cost of these funds and the earnings on their uses are small. Second, most of the IRA accounts are among the under $100,000 time deposits.
The Company pays a higher rate on these accounts and they tend to have longer terms. Therefore, some accounts are still paying quite high rates set several years ago. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Loans and Related Interest Income

Table 4 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields[2] over the last eight quarters (dollars in millions).

Table 4 LOAN BALANCES AND YIELDS
(in millions of $)
                   EOP        Average      Interest   Average
Quarter Ended     Outstanding Outstanding  and Fees   Yield
December  1992    477.2       474.9        10.98       9.19%
March     1993    474.3       485.5        11.73       9.72
June      1993    472.1       477.6        10.91       9.12
September 1993    451.6       465.4        10.55       9.01
December  1993    464.2       457.7        10.36       9.00
March     1994    469.5       488.6        14.23      11.73
June      1994    464.9       465.6        10.76       9.24
September 1994    480.2       474.1        10.90       9.15

Change in Average Loan Balances

For the first time in several years, the third quarter of 1994 brought a substantive (not related to the RAL program) increase in average loan balances. Most of this was due to a major promotion for residential real estate loans that began in the second quarter of 1994. As shown in note 5 to the accompanying financial statements, residential real estate loans increased from $54.4 million to $96.5 million from the end of 1993 to September 30, 1994. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated in order to manage market and interest rate risks and liquidity. Therefore the increase is primarily in adjustable rate notes. Most of these notes have initial lower "teaser" rates, which is why the average yield has not shown any increase. As these loans age beyond their initial periods, yields should increase.

Loans under the RAL program are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made in the first quarter of the year. In 1993, there was an average of $5.3 million outstanding during the first quarter. The average loan was for about $1,100 and was outstanding for 20 days before the Company received payment from the I.R.S.

The Company significantly expanded the program for the 1994 tax season. As of the end of the tax season for 1994, the Company had lent just over $230 million to 150,000 taxpayers. The average loan was for $1,536 and was outstanding about 12 days. The balance of outstanding loans averaged $29.5 million for the first quarter of 1994 and there were $13.9 million in loans outstanding at March 31, 1994. Eliminating these loans from the above table would show average loans for the first quarter of 1994 of $459.1 million, just slightly higher than for the fourth quarter of 1993. Only $5.4 million of the average balance for the second quarter in the table above relates to RAL's, and there were no such loans included in the period-end balance because, as described below, the remaining loans were delinquent and had been charged-off.

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

Interest and Fees Earned and the Effect of Changing Interest Rates

A large proportion of the loan portfolio is made up of loans that have variable rates that are tied to the Company's base lending rate or to the Cost Of Funds Index (COFI) for the 11th District of the Federal Home Loan Bank. Approximately 90% of both the commercial loans and the real estate construction loans are tied to the Company's base lending rate. The loans that are tied to the Company's base lending rate adjust immediately to any change in that rate while the loans tied to COFI usually adjust every six months or less. The interest rates on the fixed rate loans do not change directly with the base lending rate or any other index, but may be prepaid if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the loan to warrant refinancing. Therefore, it would be expected that average yields on the portfolio would follow increases or decreases in market interest rates with some lag, and then catch up if rates remain stable for a period of time.

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

(in millions)                               September 30,     December
31,
                                               1994              1993
Credit lines with unused balances             $120.6             $116.3
Undisbursed loans                              $10.5              $10.9
Other loan or letter of credit commitments     $34.3              $23.7

The increase of $10.6 million in other loan commitments is related to real estate transactions. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be used by customers, because in many instances, the customers' use is based on the occurrence of uncertain events.

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

The size of the loan portfolio has been generally less over the last three years than in the previous several years due to a slower economy. There have been more charge-offs for the same reason, and Management has not used the declining loan volume as a reason for decreasing the allowance for loan losses.

Table 5 shows the amounts of non-current loans and non-performing assets for the Company at the end of the third quarter of 1994, at the end of the prior two quarters and at the end of the same quarter a year ago. Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. While not yet available for the quarter ended September 30, 1994, peer data is shown for the ratios for the other quarters.

Table 5 ASSET QUALITY
($ in thousands)
                              September 30,    June 30           March 31,         September 30,
                                  1994          1994              1994               1993
                                 Company   Company           Company            Company
Loans delinquent
90 days or more                  1,379      1,064               348                 685
Non-accrual loans                3,328      4,380             5,308               2,370
       Total non-current loans   4,707      5,444             5,656               3,055
Foreclosed real estate           1,397      1,602             1,423              14,542
   Total non-performing assets   6,104      7,046             7,079              17,597

                                                   So. Cal           So. Cal              So. Cal
                                                    Peer              Peer                 Peer
                                 Company    Company Group     Company Group      Company   Group
Coverage ratio of allowance
  for loan losses to non-
  current loans and leases         207%      252%     97%      252%     83%        300%     72%
Ratio of non-current loans
  to total loans and leases       1.17%     1.20%   3.87%     0.86%   4.89%       0.80%   5.13%
Ratio of non-performing
  assets to average total assets  0.70%     0.71%   3.58%     0.75%   3.81%       1.82%   4.51%

Non-performing assets always represent a concern to the Company. However, as shown in the ratios above, compared with its Southern California Peers[4], the Company's non-current loans represent a much lower percentage of its total loans than they do for its peers, non-performing assets are less than a fifth the amount of the average peer, and the Company has set aside more than twice as much in its allowance to cover problems than has the average peer bank.

Charge-offs have been higher in 1994 than historical levels because of the RAL program. Because these RAL's are made to customers all over the country who have no other relationship with the Company, the loss rate is fairly high. In 1993, there were net charge-offs of about $588,000 (initial charge-offs at June 30, 1993 of $650,000 with subsequent recoveries of $62,000). The higher loss rate was nonetheless more than covered by the fees charged by the program in 1993 (about $1,048,000), and the higher level of net charge-offs is considered to be part of the cost of entering this line of business.

The Company followed the same process in 1994 as it did in 1993 by charging-off all outstanding RAL's at June 30. The total was $3,030,000 with subsequent recoveries of $369,000 by September 30. The Company expects to receive additional recoveries after this date as it did in 1993. The initial charge-off ratio in 1993 was 1.44%, with a final ratio after recoveries of 1.31%. The amount charged off at June 30, 1994 represents 1.32% of the total loans that had been made. Recoveries through September 30, 1994 give a ratio of 1.15%. Any further recoveries will reduce this ratio. The better position for 1994 reflects improvements in screening preparers and borrowers for 1994. These losses plus the operating expense are more than covered by the fees earned in 1994 of $4.8 million.

Management continues to closely monitor the condition of the remainder of the loan portfolio.

The amount of non-current loans shown for the Company as of September 30, 1994, does not equate directly with future charge-offs. Most of these loans are well secured by collateral. Nonetheless, Management still considers it prudent to increase the allowance for loan losses through generous quarterly provisions (bad debt expense). The Company provided $4.3 million in the first quarter of 1994, including $2.9 million for the RAL's, compared to a total of $2.8 million for the comparable period of 1993. Another $725,000 was added in the second quarter of 1994, including $132,000 for the RAL's, and $750,000 was added in the third quarter. This results in an allowance that is 2.62% of loans outstanding. The average for all FDIC insured banks of comparable size is 1.79%[5], and the average for the Company's Southern California peers is 3.12%. Although the Company's ratio of allowance to total loans is less than that of the average ratio for its Southern California peers, Management believes that the lower ratio is justified because the Company's coverage ratio of allowance to non-current loans is two and a half times that of its peers. This is the case because the Company has a much lower proportion of non-current loans than its peers (1.17% vs. 4.89%). Management expects that the Company's credit quality ratios should continue to be substantially more favorable than those of the average peer bank.

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

The Company has created two separate portfolios of securities. The first portfolio is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term taxable securities. The Company specifies the portfolio into which each security will be classified at the time of purchase.

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

The Effects of Interest Rates on the Composition of the Investment
Portfolio

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last seven quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. Computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 41%.

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD
1993            1st Quarter    2nd Quarter     3rd Quarter   4th Quarter
U.S. Treasury  297.0   5.83%  296.4   5.79%  293.1   5.68%  294.2   5.53%
U.S. Agency      0.0   0.00     1.2   3.62     5.5   3.80    15.1   4.34
Tax-Exempt      75.5  13.30    76.2  13.29    77.5  13.21    77.6  13.09
  Total        372.5   7.34%  373.8   7.32%  376.1   7.21%  386.9   7.80%

1994
U.S. Treasury  305.4   5.28%  355.6   5.30%  309.4   5.38%
U.S. Agency     20.8   4.61    45.9   4.55    55.8   4.71
Tax-Exempt      78.0  13.49    79.9  13.44    86.8  13.14
  Total        404.2   6.83%  481.4   6.58%  452.0   6.79%


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

Because securities generally have a fixed rate of interest to maturity, the average interest rate earned in the portfolio lags market rates in the same way as rates paid on term deposits. The impact of the recent increases in market rates is just beginning to be seen in the average rates of taxable securities. The sustained general downward trend in interest rates during the preceding several years resulted in the Company having to reinvest maturing funds and new funds at progressively lower rates. Even with the large amount of maturities in recent quarters ($50 million in U. S. Treasury securities matured in the fourth quarter of 1993, $70 million matured in the first quarter of 1994, $25 million matured in the second quarter of 1994, and $40 million in the third quarter of 1994), the proceeds generally had to be reinvested at rates lower than applied to the maturing security. The effect of this on the average yield of taxable securities is obvious in Table 6 by comparing the average rates earned on the taxable securities in the first and second quarters of 1994 with the rates for the same quarters in 1993--the rates earned in the 1994 quarters are significantly lower than the rates earned in the same quarters of 1993. Only in the third quarter of 1994 are the rates on newly purchased securities higher than the rates on the securities they are replacing. The impact of this is seen in the increase in the average rate earned on securities in the third quarter compared with the second quarter of 1994.

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

Banks are reluctant to sell a security if the increase in interest rates is such that the loss resulting from the sale of the security would have a significantly negative impact on earnings. In such cases, the holder of the security should no longer consider the security to be available for liquidity, even if there may be an active market for the security, because the earnings penalty upon sale is too great. Instead, banks tend to sell other securities that are not below the current market. In periods of rising interest rates, this can cause an institution to accumulate large unrealized losses in its portfolios. This phenomenon was in large part the impetus for the FASB to develop and regulators to support the classification of most non-trading securities as available-for-sale with balance sheet reporting at market value.

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

Management occasionally makes exceptions to this policy, but the policy expresses Management's preferred course of action. Generally, exceptions are made when there are indications that the decline in price may be temporary. One such indication might be very light trading activity.

Market rates of U.S. Treasury securities have increased significantly since the FRB began raising short-term rates in February. As market rates rose, Management followed the policy of selling securities to follow the market up. As rates rose further, the Company reinvested at higher rates, improving future income. With rates continuing to rise, however, the value of a number of these recent purchases again fell below the trigger point and were sold. This accounts for the losses in the second and third quarters of 1994. The Company's resolve to hold to this policy is always tested in periods of rising market rates because of the losses that can result from following this policy, but the three reasons given above for it are important to remember: it protects the liquidity of the portfolio, it allows the Company to reinvest the funds at higher rates and carry those higher yields forward, and it allows for the immediate realization of the tax benefit on the losses.

There is always some variation in the market rates for U.S. Treasury securities. Under the investment policy described above, short-term reversals in a downward general trend can trigger sales of securities recently purchased, and such sales accounted for the losses in the quarters ended December of 1992 and March of 1993. Because the Company follows the practice of holding securities that have a market value above cost and selling securities when the value has declined to a certain point, it is expected that there seldom will be gains from sales of securities. Table 7 shows the net amounts of losses from the sale of securities for the last eight quarters (dollars in thousands).

Table 7-LOSSES ON SECURITIES SALES

Quarter Ended             Losses
December       1992       $(103)
March          1993         (47)
June           1993           0
September      1993           0
December       1993           0
March          1994           0
June           1994        (613)
September      1994        (414)

To date in October 1994, no more losses have been realized.


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

Table 8 illustrates the average funds sold position of the Company and the average yields over the last eight quarters (dollars in millions).

Table 8--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                              Average                Average
Quarter Ended               Outstanding               Yield
December      1992            $ 2.3                    2.90%
March         1993             18.2                    3.02
June          1993             31.3                    2.91
September     1993             36.1                    2.96
December      1993             21.8                    2.97
March         1994              4.9                    3.20
June          1994              8.7                    3.95
September     1994             22.1                    4.47

When interest rates are rising, the Company can benefit by keeping larger amounts in Federal funds because the excess funds earn interest which reprices daily. When rates are declining, the Company generally decreases the amount of funds sold and instead purchases Treasury securities and/or bankers' acceptances. When rates are stable, the balance of Federal funds is determined more by available liquidity than by policy concerns. In the third and fourth quarters of 1993, excess funds that might otherwise have been sold as Federal funds were instead invested in short-term U.S. Treasury securities and bankers' acceptances maturing in the first quarter of 1994 to provide funding for the RAL program. In the first quarter of 1994, virtually all available funds were used to support the program, leaving few funds for sale, even though rates were rising.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to 6-month U.S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U.S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 9 discloses the average balances and yields of bankers' acceptances for the last eight quarters (dollars in millions).

Table 9--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS
                 Average        Average
Quarter Ended   Outstanding      Yield
December  1992    $14.3          3.53%
March     1993     13.4          3.52
June      1993        -             -
September 1993     16.0          3.34
December  1993     60.8          3.32
March     1994     33.7          3.31
June      1994      1.4          3.35
September 1994     25.3          5.32

About $35 million in bankers' acceptances were purchased in the fourth quarter of 1992 to mature in the first quarter of 1993 to provide funding for the Company's RAL program. When these matured, they were not immediately replaced, which is why there were no outstanding amounts in the second quarter of that year. However, the Company recognized the need to provide a significant amount of funds in the first quarter of 1994 for the planned expansion of the RAL program. With rates on acceptances comparing favorably to shorter-term U.S. Treasury securities, significant purchases were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. As the RAL's were repaid, the funds were used to purchase securities with longer maturities, thereby reducing the Company's holdings to a single $5 million acceptance at March 31, 1994. The Company began again to purchase acceptances in the third quarter to fund the 1995 RAL program.

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

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last eight quarters.

Table 10--OTHER BORROWINGS
                       Average      Average     Percentage of
Quarter Ended        Outstanding      Rate   Average Total Assets
December  1992         $39.2          3.02%         4.1%
March     1993          30.7          2.94          3.3
June      1993          27.4          2.89          2.9
September 1993          23.0          2.83          2.4
December  1993          29.1          2.88          2.9
March     1994          28.8          2.97          2.9
June      1994          30.5          3.50          3.0
September 1994          26.3          4.05          2.5

Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. As the number of customers and the size of portfolios have grown, the fees have increased. Table 11 shows trust income over the last eight quarters (in thousands).

Table 11--TRUST INCOME

Quarter Ended        Trust Income
December  1992         $1,491
March     1993          1,717
June      1993          1,484
September 1993          1,682
December  1993          1,706
March     1994          1,781
June      1994          1,510
September 1994          1,548

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $179,000 and $81,000 of the fees earned in the first and second quarters of 1994, respectively, and $226,000 and $32,000 of the fees earned in the first and second quarters of 1993, respectively. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, there is a general flat trend in trust income. Increased fees from new customers bringing additional trust assets to the Company have been offset by stable or lower prices in the securities markets. The Company has taken steps to increase trust income over the next several years by initiating a plan to sell mutual funds and annuities.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing, escrow fees, and a number of other fees charged for special services provided to customers. The quarterly amounts for some of these fees tend to vary based on the local economy. For instance, a slower real estate market resulted in lower escrow fees. Similarly, credit card spending had been down for several quarters, so less fees were earned for processing.

Categories of non-interest operating income other than trust fees are shown in Table 12 for the last eight quarters (in thousands).


Table 12--OTHER INCOME
                     Service   Other Service
                     Charges     Charges,
                    on Deposit  Commissions     Other
Quarter Ended        Accounts    & Fees         Income
December  1992         $682       $  929         $278
March     1993          701          822          182
June      1993          702          916          190
September 1993          709        1,043          236
December  1993          713        1,012          334
March     1994          724          791          145
June      1994          746        1,249          149
September 1994          752        1,023          121

The amounts for the first quarter of 1994 are lower than usual for several reasons. In addition to interest earned on outstanding credit card balances, which up to the time of the sale of the credit card portfolio at the end of the third quarter of 1993 was reported with other interest income, there are also other fees related to credit card processing. When a merchant deposits credit card charges with a bank, the merchant is charged a fee. The bank with which a merchant deposits credit card charges earns a portion of that fee, and the bank that issued the card earns a portion of the fee. Prior to the sale of the credit card portfolio, the Company earned fees for customer use of their cards. Approximately $134,000 of the $1,043,000 in Other Service Charges, Commissions and Fees for the third quarter of 1993 were fees of this type. These fees have not been earned after the third quarter of 1993 because of the sale of the credit card portfolio. By the terms of the sales agreement with the purchaser of the portfolio, some fees will be earned from the purchasing bank based on the number of cards outstanding and purchases by these cardholders, but these fees are less than what was earned when the Company owned the portfolio. These fees were approximately $55,000 for the first quarter of 1994. The Company continues to earn the portion of the fees related to the merchant, because the merchant processing activity was not sold. An increase in these fees accounts for much of the increase in fees for the second quarter. Management anticipates that total Other Service Charges, Commissions and Fees will average around $1,050,000 per quarter over the next few quarters.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it must defer them and recognize them as interest income over the term of the loan.
If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than interest income. In the fourth quarters of 1992 and 1993, the Company originated a significant number of fixed rate mortgages, many of them refinancings. These were immediately sold to other financial institutions or insurance companies. The larger-than-usual balance of refinancings in the fourth quarter of 1993 appeared to be related to consumers' fears that rates were starting to rise and that this would be their last chance to "lock in" lower rates. The Company has done substantially fewer refinancings in the first and second quarters of 1994. Gains attributable to the subsequent sale of these notes totaled approximately $75,000, $38,000, and $11,000 for the first, second, and third quarters of 1994, respectively, compared with approximately $196,000 in the fourth quarter of 1993. With rates at higher levels, it would be expected that refinancing activity will remain less than in 1993.

Staff Expense

Although staff size varies some quarter-to-quarter, the Company has closely monitored the growth in staff size. Over the last two years, the increase in the average number of employees has been limited to about 5.4% (about 24 employees) while average assets of the Company increased about 9.9% and the market value of trust assets under administration increased substantially. Merit increases have averaged 5% or less over the last two years.

The amounts shown for Profit Sharing and Other Employee Benefits include
(1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) workers' compensation insurance. The significant decrease in this expense from the third quarter of 1993 to the fourth quarter of 1993 and the significant increase for the first quarter of 1994 are due to several factors. The first factor relates to the Company's contributions to the profit sharing and retiree health plans. These contributions are determined by a formula that results in a contribution equal to 10% of a base amount. This amount is made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it previously had been. The Company had been accruing for these contributions during the first three quarters of 1993 at the 1992 rate and therefore needed to adjust the accrual in the fourth quarter. For the first two quarters of 1994, the Company accrued for these contributions at a higher rate, with the belief that net charge-offs will not be as great in 1994 as in 1993.

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

Table 13 shows the amounts of staff expense incurred over the last eight quarters (in thousands).

Table 13--STAFF EXPENSE
                      Salary and          Profit Sharing and
Quarter Ended     Other Compensation    Other Employee Benefits
December  1992         $3,577                   $1,110
March     1993          3,709                    1,305
June      1993          3,785                    1,077
September 1993          3,828                    1,140
December  1993          4,010                      787
March     1994          4,096                    1,353
June      1994          4,281                    1,246
September 1994          4,090                    1,205

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

Other Operating Expenses

The Company has made a serious effort to contain non-interest expense. One method of measuring its success is by computing an operating efficiency ratio. This ratio is the amount of non-interest expense (including salaries and benefits as well as the other operating expenses discussed in this section) divided by the sum of net interest income and non-interest income. The provision for loan loss and the effect of gains or losses from sales of securities are omitted from the computation. The Company's operating efficiency ratio for the year 1993 was 62.0%. This means that it cost the Company sixty-two cents to earn a dollar of income. This compares with a ratio of 65.5% for all FDIC banks of $100 million to $1 billion in asset size for 1993. For the year of 1993, the Company's lower ratio meant $2.1 million less operating expense was incurred than the FDIC peer ratio would indicate was incurred at the average peer bank of comparable size. The Company's operating efficiency ratio for the first nine months of 1994 is 59.2%, but that number is impacted by the large amount of RAL fees and the gains on the sale of OREO that occurred during the first quarter of 1994. These will not recur during the remainder of the year. The Company is working to maintain the ratio below 60.0% for the year 1994. The FDIC peer ratio for the first half of 1994 was 64.4%.

Table 14 shows other operating expenses over the last eight quarters (dollars in thousands).

Table 14--OTHER OPERATING EXPENSE
                 Occupancy Expense   Furniture &      Other
Quarter Ended      Bank Premises      Equipment      Expense
December  1992         $728             $370         $3,018
March     1993          694              370          2,711
June      1993          686              420          2,749
September 1993          792              488          2,672
December  1993          817              539          3,459
March     1994          787              488          3,096
June      1994          855              511          3,144
September 1994          935              614          2,867

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

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the bank. The annual rate ranges from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate is $0.23 per hundred. As deposits increase, this expense increases proportionally.

Other expense was higher than usual in the fourth quarter of 1992 in part because the Company made a $200,000 charitable contribution. This contribution was made to a charitable corporation that distributes the money to other charitable organizations at the Company's instruction. This gift, which would have been made in any event over the next year, was made in 1992 to reduce taxes.

Other expense for the fourth quarter of 1993 was higher than usual due to the same type of year-end charitable donation as was made in 1992 and due to extra marketing expense incurred for the Company's new advertising program. Table 15 details the components of other expense in the accompanying income statements (in thousands dollars).

Table 15 OTHER EXPENSE
                           Nine-Month Periods     Three-Month Periods
                           Ended September 30,    Ended September 30,
                             1994       1993        1994       1993
FDIC and State assessments  1,560      1,443         520        505
Insurance                     197        201          67         66
Professional services         497        574         135        152
RAL processing fees           348          0          25          0
Supplies and sundries         439        430         139        142
Postage and freight           452        454         134        135
Marketing                     720        492         232        141
Bankcard processing         1,204      1,316         405        489
Other                       3,689      3,223       1,210      1,042
  Total                     9,106      8,133       2,867      2,672

Marketing expense is higher for the first nine months and for the third quarter of 1994 compared to the comparable periods of 1993 primarily because of a special promotion for residential real estate loans. As part of its management of the interest rate risk inherent in holding large amounts of fixed rate securities, the Company is attempting to increase its portfolio of variable rate residential loans.

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

The negative amount in the income statement for this expense category for the first nine months of 1994 reflects approximately $888,000 in net gains arising out of sales less approximately $291,000 in operating expenses and writedowns. The gains arose from the sale of the final four units of a condominium project on which the Company foreclosed in 1993. The Company had made a very conservative estimate of the market value of these units at the time of foreclosure because of the slow pace of sales of the units before foreclosure. With the local residential real estate market showing increased strength, and with some initial sales to demonstrate that the prices were not going to be reduced further, the Company was able to sell the units at prices higher than the conservative estimate. Some gains from sale were also recognized in the final quarter of 1993.

As disclosed in Note 7 to the financial statements, the Company has $1.4 million in OREO as of September 30, 1994. This compares with $17.9 million as of a year earlier. With a much smaller balance of OREO being held, Management anticipates that this OREO operating expense will continue to trend lower. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or
(2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

The FASB has received a large number of comment letters on the exposure draft, and the reaction has been so strong that different bills have been introduced in Congress which would, alternatively, require or forbid recognition of compensation expense for the granting of stock options by public registrants. The FASB has indicated that is considering the objections and suggestions that were made before issuing a final statement.

Management has not attempted to estimate the eventual impact on net income or earnings per share should this pronouncement be adopted as proposed. Consultants were engaged to compute the fair value information necessary for the proxy material. While a model similar to the one suggested by the FASB is required by the SEC for options granted to executive officers, it is not easy to estimate the fair value of options granted to all officers from the fair value of options granted to the executive officers, and the Company has not attempted to estimate fair value. A critical component in the computation of the fair value under these models is the term of the option and the terms of the options granted to executive officers are longer than for those granted to other employees. Because of the complexity of the computation, Management does not consider it cost effective to incur the expense of computing the possible effect of a proposal the final provisions of which are still uncertain.

Should the proposal be adopted, and the expense prove to be significant, the Board of Directors will decide whether to continue to grant options under the plans.

Liquidity

Sufficient liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented. Sufficient liquidity is a function of (1) having cash or cash equivalents on hand or on deposit at a Federal Reserve Bank adequate to meet unexpected immediate demands, and (2) balancing near-term and long-term cash inflows and outflows to meet such demands over future periods.

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

     Short-term, Liquid Assets -
                     Volatile, Large Liabilities
     -----------------------------------------------     =    Liquidity
Ratio
           Net Loans and Long-term Investments

As of September 30, 1994, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $97 million and the liquidity ratio was 12.75%, using the balances (in thousands of dollars) in Table 16.


Table 16--LIQUIDITY COMPUTATION COMPONENTS
                                                                           Net Loans and Long-
Short-term, Liquid Assets:           Volatile, Large Liabilities:          term Investments:
Federal funds               10,000   Time deposits 100+           69,016     Net loans         467,618
Fixed rate debt                      Repurchase agreements                   Long-term
   with maturity                      and Federal funds                       securities       291,686
   less than 1 year         71,565    purchased                   19,965
Treasury securities with             Other borrowed funds          1,000
   1-2 year maturities      49,247
Bankers' acceptances        55,959
Total                      186,771   Total                        89,981     Total             759,304


The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. Since the first quarter of 1993, the end-of-quarter ratio has been as high as 36.35%, at September 30, 1993. The current liquidity amount of $97 million is still above the range that the Company is trying to maintain -- from positive $75 million to negative $25 million. Too high a liquidity amount or ratio results in reduced earnings because the short-term, liquid assets generally have lower interest rates. However, investing the excess in longer-term securities would subject the Company to substantial market risk and limit its ability to respond when loan demand increases as the economy recovers. In addition, the Company has specifically purchased securities with short-term maturities to provide funds for the RAL program in early 1995. Therefore, no specific steps are being taken at present to reduce liquidity.

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

Capital Resources
Table 17 presents a comparison of several important amounts and ratios for the third quarters of 1994 and 1993 (dollars in thousands).

                              Three-Month Periods Ended
Table 17--CAPITAL RATIOS           September 30,
(amounts in thousands of $)      1994         1993      Change
Amounts:
  Net Income                      2,996       3,218       (222)
  Average Total Assets        1,032,016     965,126     66,890
  Average Equity                 91,157      85,535      5,622
Ratios:
  Equity Capital to
    Total Assets (Period-end)      8.80%       8.96%     -0.16%
  Annualized Return
    on Average Assets              1.16%       1.33%     -0.17%
  Annualized Return
    on Average Equity             13.15%      15.05%     -1.90%

Earnings are the largest source of capital for the Company. Management expects that over the next few quarters operating earnings will continue at about the same level as during the third quarter of 1994 on an annualized basis. However, it is virtually certain that there will be some variation quarter by quarter. Areas of uncertainty relate to asset quality, loan demand, and the continued ability to respond to interest rate changes.

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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets.
The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of September 30, 1994, the Company's risk-based capital ratio is 18.86%. The previous guidelines that required primary capital to exceed 5.5% of total assets have been replaced with new "Leverage Capital Requirements." According to these requirements, the Company must maintain shareholders' equity of at least 4% to 5% of total assets. As of September 30, 1994, shareholders' equity is 8.80% of total assets, reflecting that the Company currently has ample capital to support both the additional growth in deposits that is expected, and the current level of dividends ($0.20 per share per quarter).

As explained in Note 4 to the financial statements, effective with the adoption of FASB 115 on December 31, 1993 the Company is reporting a new component of capital in the balance sheet representing the after-tax effect of the unrealized gains or losses on securities that are available for sale. With the increase in interest rates during the first quarter, the net unrealized gain at December 31, 1993 has become a net unrealized loss. The $1,219,000 net unrealized loss is not a material amount relative to the Company's total capital of over $91 million. With the policy to set stop loss orders on the securities in its liquidity portfolio, Management does not anticipate a situation in which this account will represent a material reduction in capital.

The Company has received approval for the opening of a branch office in Ventura, a community 25 miles from Santa Barbara. The Company is in the process of preparing applications for two additional branch offices in Oxnard and Camarillo, two other communities in Ventura County. It is expected that retail office space will be leased and that there will not be any significant commitment of capital. No other circumstances requiring significant commitments or reductions of capital are anticipated.

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



NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

[1] The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, Second Quarter, 1994, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on quarter-end information provided by banks. It takes about 1-2 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1994. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2] As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $8.0 million as of September 30, 1994. The average yields presented in Table 4 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1994 would be $10.8 million as shown in the accompanying financial statements and the average yield would be 9.13%. There would also be corresponding reductions for the other quarters shown in the Table 4. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

[3] Subsequent to this charge-off, the Company was able to realize gains on the sales of the individual units of this property. These gains are included as offsets to the net cost of operating other real estate on the income statements of the Company for the year ended December 31, 1993 and the nine months ended September 30, 1994.

[4]  Reported in Western Bank Monitor, Second Quarter, 1994.

[5] Reported in or derived from information reported in The FDIC
Quarterly Banking Profile and the Western Bank Monitor, Second Quarter
1994.



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

Item 3.     Defaults Upon Senior Securities
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            Not applicable.

Item 5.     Other Information:
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
           (a)     Exhibit Index:
                                                           Sequential
                   Exhibit Number  Item Description        Page Number
                         11        Computation of Per          50
                                    Share Earnings
                         27        Financial Data Schedule     51

           (b)     No reports were filed on Form 8-K

                                                 EXHIBIT 11
                                                 SANTA BARBARA BANCORP & SUBSIDIARIES
                                                 COMPUTATION OF PER SHARE EARNINGS


                                                For the Nine-Month Periods Ended September 30,
                                                          1994                      1993
                                                 Primary     Fully Diluted Primary     Fully Diluted
Weighted Average Shares Outstanding             5,089,466    5,089,466    5,199,608    5,199,608

Weighted Average Options Outstanding              509,805      509,805      527,083      527,083
Anti-dilution adjustment (1)                      (15,885)           0       (6,090)           0
Adjusted Options Outstanding                      493,920      509,805      520,993      527,083
Equivalent Buyback Shares (2)                    (348,689)    (323,763)    (454,354)    (431,277)
Total Equivalent Shares                           145,231      186,042       66,639       95,806
Adjustment for Non-Qualified Tax Benefit (3)      (59,545)     (76,277)     (27,322)     (39,280)
Weighted Average Equivalent Shares Outstanding     85,686      109,765       39,317       56,526

Weighted Average Shares for Computation         5,175,152    5,199,231    5,238,925    5,256,134


Fair Market Value (4)                               25.09        28.50        20.11        21.50

Net Income                                      9,689,975    9,689,975    9,678,585    9,678,585

Per Share Earnings                                   1.87         1.86         1.85         1.84

                                                For the Three-Month Periods Ended September 30,
                                                          1994                      1993
                                                 Primary     Fully Diluted Primary     Fully Diluted
Weighted Average Shares Outstanding             5,108,987    5,108,987    5,208,945    5,208,945

Weighted Average Options Outstanding              488,881      488,881      550,653      550,653
Anti-dilution adjustment (1)                            0            0       (9,470)           0
Adjusted Options Outstanding                      488,881      488,881      541,183      550,653
Equivalent Buyback Shares (2)                    (326,652)    (312,062)    (459,340)    (453,242)
Total Equivalent Shares                           162,229      176,819       81,843       97,411
Adjustment for Non-Qualified Tax Benefit (3)      (66,514)     (72,496)     (33,556)     (39,939)
Weighted Average Equivalent Shares Outstanding     95,715      104,323       48,287       57,472

Weighted Average Shares for Computation         5,204,702    5,213,310    5,257,232    5,266,417


Fair Market Value (4)                               27.21        28.50        20.78        21.50

Net Income                                      2,996,051    2,996,051    3,218,285    3,218,285

Per Share Earnings                                   0.58         0.57         0.61         0.61

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

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     SANTA BARBARA BANCORP

DATE:  November 3, 1994     /s/  Kent M.  Vining
                                 Kent M.  Vining
                                 Senior Vice President
                                 Chief Financial Officer



DATE:  November 3, 1994     /s/  Donald Lafler
                                 Donald Lafler
                                 Vice President
                                 Principal Accounting Officer