Form 10-K
SANTA BARBARA BANCORP
filed 1995-03-31
CIK 357264

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-K
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 1994
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________  to  ____________
Commission file number      0-11113
                                  SANTA BARBARA BANCORP
                    (Exact Name of Registrant as Specified in its Charter)

            California                                   95-3673456
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

     1021 Anacapa Street, Santa Barbara, California             93101
        (Address of principal executive offices)              (Zip Code)

                                     (805) 564-6300
                       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

     Title of Class                Name of Each Exchange on Which
Registered
Common Stock, no par value                         Not Listed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1995, based on the sales prices reported to the Company on that date of $25.75 per share: Common Stock - $106,532,385*

*Based on reported beneficial ownership by all directors and executive officers and the Company's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of March 8, 1995, there were 5,126,406 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 and the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II, and III.
                                                    Exhibit Index on Page 7
                                                              Page 1 of 130

Pursuant to Rules 12b-23 and 12b-32 and Instruction G to Form 10-K, the following indicated items of information from the registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 ("Proxy") and the Annual Report to Shareholders for the fiscal year ended December 31, 1994 ("Annual Report") are incorporated into this form by reference to the page number in the relevant printed document.


                                                           Annual
                                                           Report     Proxy
                                                     (Page Numbers in
Printed
                                                     Documents as
Distributed
                                                          to Shareholders)

                              PART I
Item 1.  Business                                              13
     a)  General Description of Business
           Operations commenced as Santa Barbara National
           Bank with one office and 18 employees in 1960.
           The Company was formed in 1982. The Bank (name changed to Santa Barbara Bank & Trust) became the principal subsidiary of the Company, and has grown to 12 banking offices and trust, escrow, and real estate offices. Two of the banking offices were added in the merger with Community
           Bank of Santa Ynez Valley on March 31, 1989. A second subsidiary, SBBT Service Corporation, was formed in 1988.

           The Bank continued its pattern of growth in 1994
           with significant increases in assets and deposits.
     b)  Financial Information about Industry Segments
           There are no identifiable industry segments.
     c)  Narrative Description of Business                     13-36
           As of December 31, 1994, the Company had the equivalent of approximately 474 employees engaged to provide banking and trust services to the local community, including correspondent services to other local banks.

           For most of its banking products, the Company faces competition in its market area from branches of most of the major California money banks, some of the state-wide savings and loan associations, and other community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service, especially securities firms.

     d)  Financial Information about Foreign and Domestic
         Operations and Export Sales
           The Company is engaged in local domestic business operations only.

Item 2.  Properties                                              42,46,
     The Company maintains executive and administrative             53
     offices at leased premises at 1021 Anacapa Street, Santa
     Barbara, California. Of the 12 branch banking offices, all or a portion of 9 are leased. The office space used by the Real Estate and Escrow departments is owned, and space is leased for the Trust, and Management Information
     Services, and Loan Servicing departments.

Item 3.  Legal Proceedings
     There are no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders
     No matters were submitted during the fourth quarter of the fiscal year covered by this report.

                              PART II
Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters
     a)  Market Information                                      35,56
     b)  Holders
            There are approximately 1,674 holders of stock as
            of March 8, 1995.
     c)  Dividends                                               35,40
            Dividends are currently declared four times a year,     56
            and the Company expects to follow the same policy
            in the future.
Item 6.  Selected Financial Data                                    56
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                      13-36
Item 8.  Financial Statements and Supplementary Data             37-55
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
            None.

                              PART III
Item 10. Directors and Executive Officers of the Registrant
         Directors                                                       4-
5
         Executive Officers
6
Item 11. Executive Compensation                                         8-
13
Item 12. Security Ownership of Certain Beneficial Owners and
         Management
7
Item 13. Certain Relationships and Related Transactions
15

                              PART IV
Item 14. Exhibits, Financial Statements, and Reports on
         Form 8-K

     a) The following documents are filed as a part of this Report:

         1)  Financial Statements:
             Consolidated Balance Sheets as of December 31,
             1994 and 1993                                          38
             Consolidated Statements of Income for the years
             ended December 31, 1994, 1993, and 1992                39
             Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993,
             and 1992                                               40
             Consolidated Statements of Cash Flows for the years
             ended December 31, 1994, 1993, and 1992                41

         2)  Financial Statement Schedules:

             The following schedules and information are included
             in the Footnotes to the above Financial Statements or
             in Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in the Annual Report:
               Interest Rate Sensitivity                            16
               Distribution of Average Assets, Liabilities, and
                 Shareholders' Equity and Related Interest Income,
                 Expense, and Rates                                 18
               Volume and Rate Variance Analysis of Net Interest
                 Income                                             19
               Maturity Distribution and Yield Analysis of the
                 Securities Portfolios                              20
               Loan Portfolio Analysis by Category                  24
               Maturity and Sensitivities of Selected Loan Types
                 to Changes in Interest Rates                       24
               Risk Elements:
                 Non-Accrual, Past Due and Restructured Loans       27
                 Potential Problem Loans                            28
                 Foreign Loans                                      28
               Summary of Loan Loss Experience                      26
               Foregone Interest on Non-Accrual Loans               28
               Detailed Deposit Summary                             29
               Maturity Distribution of Time Certificates of
                 Deposit of $100,000 or More                        30
               Return on Equity and Assets, Operating and
                 Capital Ratios                                     56
               Short-term Borrowings                                49

         3)  Exhibits - See exhibits listed on page 7, "Exhibit Index"

     b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

     c)  Exhibits - See exhibits listed on page 7, "Exhibit Index"

     d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders-Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.
Santa Barbara Bancorp

By /s/David W. Spainhour               3/30/95
      David W. Spainhour               date
      President
      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Donald M. Anderson      3/30/95      /s/ David W. Spainhour   3/30/95
Donald M. Anderson           date        David W. Spainhour        date
Chairman of the Board                    President
Director                                 Director

/s/ Kent M. Vining          3/30/95      /s/ Donald Lafler        3/30/95
Kent M. Vining               date        Donald Lafler             date
Senior Vice President                    Vice President
Chief Financial Officer                  Principal Accounting Officer

/s/ Frank H. Barranco, M.D. 3/30/95      /s/ Edward E. Birch      3/30/95
Frank H. Barranco, M.D.      date        Edward E. Birch           date
Director                                 Director

/s/ Richard M. Davis        3/30/95      /s/ Anthony Guntermann   3/30/95
Richard M. Davis             date        Anthony Guntermann        date
Director                                 Director

/s/ Dale E. Hanst           3/30/95      /s/ Harry B. Powell      3/30/95
Dale E. Hanst                date        Harry B. Powell           date
Director                                 Director




                            EXHIBIT INDEX TO
                    SANTA BARBARA BANCORP FORM 10-K
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



Sequential
  Exhibit                                                             Page
  Number   Description                                               Number

     2 Plan of acquisition, reorganization, arrangement, liquidation or succession**

     3     Articles of incorporation and bylaws

     3.1     Restated Articles of Incorporation of Santa Barbara
             Bancorp (filed as Exhibit 3(i) to the Company's
             Form S-4, File No. 33-19181, and is incorporated herein by reference thereto).

     3.2     Amended and Restated Bylaws of the Company dated
             September 25, 1991 (filed as "Other Information" to the Company's form 10-Q for the quarter ended
             September 30, 1991, File No. 0-11113, and is incorporated herein by reference thereto).

     4 Instruments defining rights of security holders - The rights of security holders are defined by applicable law and in the Bylaws of the Company-see Exhibit 3.2 above.

     9     Voting trust agreement**

     10    Material contracts

     10.1    Compensation Plans and Agreements:

     10.1.1 Santa Barbara Bancorp Restricted Stock Option Plan (previously filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8, filed with the Commission on June 23, 1992, File No. 33-48704, incorporated herein by this reference).

     10.1.2 Santa Barbara Bancorp Director Stock Option Plan (previously filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8, filed with the Commission on June 23, 1992, File No. 33-48704, incorporated herein by this reference).

     10.1.3 Santa Barbara Bancorp Stock Option Plan (previously filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8, filed with the Commission on October 28, 1991, File No. 33-43560, incorporated herein by this reference).

     10.1.4 Santa Barbara Bank & Trust Incentive and Investment and Salary Savings Plan, as amended through December 31, 1991 (previously filed with the
               Commission as Exhibit 10.1.4 to the Company's annual report on Form 10-K on March 29, 1993, File
               No. 0-11113, incorporated herein by this reference).

     10.1.5    Santa Barbara Bank & Trust Employee Stock Ownership
               Plan and Trust, as amended and restated through December 31, 1993 (previously filed with the Commission as
               Exhibit 10.1.5 to the Company's annual report on Form
               10-K on March 16, 1994, File No. 0-11113, incorporated herein by this reference).

     10.1.6 Amendment to the Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust as ratified by the Employee Benefit Advisory Committee on January 14, 1993 (previously filed with the Commission as Exhibit 10.1.6 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this reference).

     10.1.7 Description of Group Term Life and Accidental Death and Dismemberment Benefits and of Payment of Membership Dues (previously filed with the Commission as Exhibit 10.1.7 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this reference).

     10.1.8    Santa Barbara Bank & Trust Key Employee Retiree
               Health Plan dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.8 to the Company's annual report on Form 10-K on March 16, 1994, File
               No. 0-11113, incorporated herein by this reference).

     10.1.9    Santa Barbara Bank & Trust Retiree Health Plan
               (Non-Key Employees) dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.9 to the Company's annual report on Form 10-K on March 16, 1994, File No. 0-11113, incorporated herein by this reference).

     10.2.0    Securities and Insurance Service Agreement                 9

     10.2.1    IRA Custodial Agreement.
33

     11     Statement re computation of per share earnings
41

     12     Statement re computation of ratios**

     13     Annual report to security-holders
42

     16     Letter re change in certifying accountant**

     18     Letter re change in accounting principles**

     21     Subsidiaries of the registrant
128

     22 Published report regarding matters submitted to vote of security-holders**

     23     Consents of experts and counsel:

     23.1     Consent of Independent Public Accountants
128

     23.2     Consent of Independent Public Accountants
128

     24     Power of attorney**

     27     Financial Data Schedules
129

     99     Additional exhibits-Notice of Annual Meeting of
            Shareholders and Proxy Statement for Annual Meeting occurring April 25, 1995 filed with the Commission on March 15, 1995, File No. 0-11113, incorporated herein by this reference.

*     Shareholders may obtain a copy of any exhibit by writing to:
          Clare McGivney, Corporate Services Administrator
          Santa Barbara Bancorp
          P.O. Box 1119
          Santa Barbara, CA 93102
**     Not applicable







                                  Exhibit 10.2.0

                               SECURITIES AND INSURANCE
                                  SERVICES AGREEMENT

                             SANTA BARBARA BANK AND TRUST

                                                            Page Numbers
                                                        in Printed
Documents

                                                              Recitals    1

     Agreement                                                            1

     1. The "CoreLink Program"                                            1
         a. Marketing Planning                                            1
         b. Product Selection                                             1
         c. Product Due Diligence                                         1
         d. Hiring Assistance                                             1
         e. Licensing                                                     2
         f. Training                                                      2
         g. Technological Support                                         2
         h. Tracking Software System                                      2
         i. Commission Accounting                                         2
         j. Customer Support                                              2
         k. Account Management Support                                    2
         l. Compliance Consultation                                       2
         m. Customer Disclosure Material                                  3

     2. Product Selection                                                 3

     3. Modification of Services                                          3

     4. Employment of Investment Specialists                              4
         a. Employment                                                    4
         b. Number, Acceptability and Assignment                          4
         c. Background Checks                                             4
         d. Licensing                                                     4
         e. Compensation                                                  4
         f. Employee Records                                              5
         g. Control                                                       5
         h. Discipline                                                    5
         i. Conduct of Either Party's Separate Business                   6
         j. Training                                                      6

     5. Institution's Other Employees                                     6
         a. Limit Employees Activities                                    6
         b. Limitations on Employees                                      6
         c. Training                                                      7
         d. Confidential Customer Information                             7
         e. Monitoring by Institution                                     7
         f. Incentive Compensation                                        7

     6. Records, Access to Records                                        7
         a. CoreLink Records                                              7
         b. Access for CoreLink                                           7
         c. Access for Institution                                        8

     7. Insurance Coverage                                                8

     8. Marketing                                                         8
         a. Referral Program                                              8
         b. Literature Development                                        8
         c. Costs                                                         8
         d. Contents                                                      8
         e. Compliance                                                    8
         f. Institution's Approval                                        9

     9. Payments for Services                                             9
         a. By CoreLink                                                   9
         b. By Institution                                                9
         c. Commission Chargebacks                                        9

    10. Sole Provider                                                     9
         a. Agreement not to Sell or Market Products                      9
         b. Exception for Operations of Trust Department and
            Institution's Own Account                                    10
         c. Exception for Asset Allocation Program                       10
         d. Exception for Business Sweep Account                         10

    11. Confidentiality                                                  10

    12. Representations and Warranties of CoreLink                       11

    13. Representations and Warranties of the Institution                11

    14. Indemnification of Institution                                   11

    15. Indemnification of CoreLink                                      11

    16. Space for CoreLink Program                                       12
         a. Space                                                        12
         b. Separation of Businesses                                     12

    17. Term and Termination                                             12
         a. Initial Term                                                 12
         b. Renewal Term                                                 12
         c. Termination for Cause by CoreLink                            12
         d. Termination for Cause by the Institution                     12
         e. Ownership of Customer Accounts                               13
         f. Return of Materials                                          13

    18. Service Marks; License: Right to Use                             13

    19. Notices                                                          13

    20. Miscellaneous                                                    14
         a. Notification of Certain Events                               14
         b. Compliance with Applicable Regulations                       14
         c. Entire Agreement                                             14
         d. Remedies                                                     14
         e. Severability                                                 14
         f. Waiver                                                       14
         g. Agency                                                       15
         h. Headings                                                     15
         i. Governing Law                                                15
         j. Counterparts                                                 15
         k. Consent to Jurisdiction and Venue                            15

      Schedule A                                                         16

      Schedule B                                                         17

      Schedule C                                                         18

      Schedule D                                                         19


                                   Recitals

1. This Securities and Insurance Services Agreement (the "Agreement") is dated March 28, 1995}. It is between CoreLink Financial, Inc., a California corporation, and Santa Barbara Bank and Trust.

2. Santa Barbara Bank and Trust (the "Institution") is a state banking corporation organized under the laws of the State of California.

3. CoreLink Financial, Inc. ("CoreLink") is a registered broker dealer and licensed life insurance agent.

4. CoreLink desires to distribute and sell mutual funds and life insurance products including annuities and to provide certain securities brokerage and investment advisory services to the general public through the offices of Santa Barbara Bank and Trust ("Branches").


                                 Agreement

     The parties agree as follows:


1.     The "CoreLink Program"


     CoreLink will provide securities' brokerage and investment advisory services, and life insurance and annuity sales and service to the general public, including customers of Institution (collectively, "Customers"), at desks or offices located in the Branches ("Investment Desks"). The individuals providing these services at the Investment Desks are referred to in this Agreement as "Investment Specialists". CoreLink will arrange for the purchase and sale only of securities, life insurance and annuities approved for marketing pursuant to Paragraph 2 (collectively the "Products"). In connection with these securities and insurance services, CoreLink agrees to provide the following management, administrative and customer support services:

     a.     Marketing Planning
            Assist the Institution to develop and periodically update a written securities and insurance marketing plan;

     b.     Product Selection
            Assist the Institution to develop and periodically update a written product selection policy;

     c.     Product Due Diligence
            Conduct regular reviews of and monitor insurance carriers it recommends to the Institution for financial soundness, conduct regular updates of all Products, and report on the reviews, the updates and adverse information related to such carriers or products that would alter CoreLink's recommendation of the company or product promptly after
     receipt of such information.

     d.     Hiring Assistance
            Advise and assist in the hiring and retention of qualified Investment Specialists;

     e.     Licensing
            Secure and maintain all necessary licensing and qualifications of each Investment Specialist with the SEC, NASD, federal and state securities and insurance regulators, and any other applicable authorities with respect to the offer and sale of Products;

     f.     Training
            Implement and maintain a training program for Investment Specialists which will include training on selling, product familiarization, customer service, account administration and compliance with securities and insurance regulations. Training for Investment Specialists and other personnel of the Institution will be provided on compliance with the Interagency Statement on Retail Sales of
     Non-Deposit Investment Products (the "Interagency Statement") Note 1, and
     as outlined in Schedule C which is attached hereto and incorporated herein by this reference. CoreLink shall bear the costs for senior management training and bank officer and employee training;

     g.     Technological Support
            Install and maintain a data base for the Institution that will maintain the confidentiality of the customer records and will provide administrative, service, and compliance support. The Institution will have access to it 24 hours a day 7 days a week via password protected modem (except for periods of maintenance). Customers will receive transaction confirmations and monthly consolidated statements from CoreLink that identify the CoreLink offices in branches of the Institution. Investment Specialists will be able to access consolidated
     investment holding statements for customers at any time (except for periods of maintenance). All CoreLink technology will be made available
     to Institution as described in Schedule D attached hereto.

     h.     Tracking Software System
            Provide and maintain a computer system sufficient to track and report on all referrals and sales at the Branches;

     i.     Commission Accounting
            Providing analysis, reconciliation, and information with respect to accounting for commissions and bank compensation payable in connection with the CoreLink Program;

     j.     Customer Support
            Provide a customer service department of sufficient size to promptly and accurately provide answers to questions of Investment Specialists and Customers regarding the purchase or sale of Products. At a minimum, the service department will be open during the Institution's business hours;

     k.     Account Management Support
            Provide on-going Customer account management support to the Institution.

     l.     Compliance Consultation
            Monitor all applicable federal and state securities and insurance laws and regulations as well as applicable NASD rules and industry trends which may affect the Institution or the subject matter of this agreement and report as necessary and appropriate to the Institution.

     m.     Customer Disclosure Material
            Provide all applications, notices, signs, and other documents for the opening of accounts by customers and provide appropriate disclosures in conformity with applicable rules and regulations, including the Interagency Statement and OCC Section 413.



2.     Product Selection


     Products to be offered by the Investment Specialists shall be limited to Products listed on a list of approved products that will be maintained by CoreLink (the "Approved Product List"). The Approved Product List will contain products approved by both CoreLink and the Institution, from time to time, in accordance with considerations of prudence, suitability to the customer base, the agreed upon selection policy and other appropriate factors.

     The approval of insurance products will involve two steps - approval of the insurance company and approval of the product. CoreLink will recommend insurance companies that offer products which CoreLink believes are suitable for sale through the Institution. The Institution shall promptly approve or disapprove the recommended insurance companies in writing. CoreLink will recommend products to be added to the Approved Product List which are offered by approved or recommended insurance companies. If the Institution does not object in writing to the addition of a recommended product it will be added to the Approved Product List ten days after the recommendation is given to the Institution or upon approval of the insurance company by the Institution, whichever is later. Any product substantially similar in nature to one on the Approved Product List which is offered by the same insurance company may be added to the Approved Product List upon CoreLink providing the Institution with a written recommendation that the product be added to the Approved Product List. If an insurance company modifies a product on the Approved Product List, CoreLink will notify Institution of the changes and the product will remain in the Approved Product List.

     CoreLink will recommend other products to be added to the Approved Product List. If the Institution does not object in writing to the addition of a recommended product it will be added to the Approved Product List ten days after the recommendation is given to the Institution. Mutual fund recommendations will be of specific funds and not of fund groups.
When a mutual fund is on the Approved Product List, all types of shares (i.e. A, B or C) may be sold by the Investments Specialists unless specifically disapproved by either party.

     The Institution or CoreLink may request that a product on the Approved Product List be removed at any time and the product will be promptly removed from the Approved Product List. If sales are pending for products which a party wants to remove from the Approved Product List, those sales may be completed provided they are otherwise suitable. Promptly after each change in the Approved Product List, CoreLink will provide the Institution with an updated list.



3.     Modification of Services


     CoreLink may alter its services from time to time, to satisfy applicable regulatory requirements, to provide effective, economical and competitive services, to adapt to new technology or conditions, or to enhance the reputation or public acceptance of CoreLink 's services at the Branches. No such modification shall be implemented by CoreLink without prior notification to the Institution. Notification of modifications required by applicable regulations shall specify that the change is required by such regulation and shall become effective immediately. All other proposed modifications shall become effective only if the Institution does not object in writing within ten business days of its receipt of notice to the proposed modification. If the Institution objects, it will not be implemented until CoreLink and Institution reach a mutual agreement on the proposed modification.



4.     Employment of Investment Specialists

       a.     Employment

       Investment Specialists will be dual employees of the Institution and CoreLink. Both CoreLink and the Institution will enter into a written employment contract with each Investment Specialist.

       b.     Number, Acceptability and Assignment

       The Institution and CoreLink shall determine jointly which individuals shall receive offers of employment as Investment Specialists. The parties shall designate from which Branches the securities and insurance services described in paragraph one will be offered. A sufficient number of Investment Specialists, but not less than one, shall be hired to cover all designated Branches. The Institution and CoreLink shall determine jointly which Investment Specialists shall be placed at a Branch.

       c.     Background Checks

       CoreLink shall perform background checks on Investment Specialists necessary to satisfy applicable securities and insurance regulatory standards. The background checks shall include making inquiries of past employers, securities regulators or other applicable governmental agencies regarding such applicant's employment history.

       d.     Licensing

       CoreLink shall ensure that each Investment Specialist who handles transactions that require registration, licensing or qualification with the National Association of Securities Dealers, Inc. ("NASD"), or state or federal securities regulators, shall be registered and qualified with the NASD and with applicable securities regulatory authorities. Similarly, CoreLink shall ensure that each Investment Specialist who handles transactions that require licensing with state insurance regulators shall be licensed with the applicable insurance regulatory authorities.

       e.     Compensation

       The Institution shall pay the compensation of Investment Specialists in amounts to be determined by Institution from time to time. Investment Specialists shall be eligible for the Institution's employee benefit programs. Institution shall be responsible for paying all employment related taxes, workers compensation coverage, costs of licensing (including the costs of training to obtain such licenses), and other costs required by or related to the employment of Investment Specialists. Institution may provide incentive compensation to any Investment Specialist, directly or indirectly based upon the volume of sales or commissions, provided, such incentive compensation does not result in unsuitable recommendations or sales being made to Customers or does not violate applicable law. At least ten days before implementing any such incentive compensation program, Institution shall advise CoreLink of the details of such program. If CoreLink, at any time, advises Institution that an incentive compensation program for the Investment Specialists may result in unsuitable recommendations being made to Customers or may violate applicable law, Institution shall modify, to the satisfaction of CoreLink, or withdraw such incentive compensation program.

       f.     Employee Records

       Institution shall maintain all required employment records for Investment Specialists, including materials concerning Investment Specialists submitted by CoreLink. CoreLink shall provide the Institution all such information it possesses with respect to Investment Specialists. Institution shall make available to CoreLink, promptly upon request, all records of Investment Specialists. Institution shall transmit to CoreLink at least once each year, and promptly following CoreLink's request, a copy of each Investment Specialist's Form W-2 and such other information with respect to the compensation in such form as CoreLink may prescribe. CoreLink shall maintain all employee records related to the licensing of Investment Specialists and shall provide copies of such material to Institution upon request.

       g.     Control

       CoreLink shall have exclusive control over and sole responsibility for the Investment Specialists' operation of the Investment Desks and their activities related to providing securities and insurance services except such activities as are permitted under Paragraph 4i below. CoreLink shall provide procedures manuals, compliance manuals, rules and instructions to govern the Investment Specialists' securities and insurance activities which will comply with applicable laws, rules and regulations in effect from time to time. CoreLink will supervise the activities of each Investment Specialist with respect to the offer and sale of the Products. The Institution shall have no authority over the operation of the Investment Desks or the securities and insurance services performed by the Investment Specialists and shall not be responsible for compliance by the Investment Specialists with manuals, rules or instructions of CoreLink. Institution retains and shall exercise its own supervisory responsibilities with respect to the status of Investment Specialists as employees of the Institution.

       h.     Discipline

       The Investment Specialists shall be subject to discipline by CoreLink, various federal and state regulatory authorities, securities exchanges, clearing corporations or associations of brokers and dealers and certain other entities having jurisdiction over the operation of the Investment Desks and the conduct of the Investment Specialists. With respect to any other matters, the Investment Specialist shall be subject to discipline by the Institution. Each party to this Agreement shall report promptly to the other, any violation by an Investment Specialist of any law, rule or regulation, or of CoreLink's or Institution's standards of conduct or procedures of which such party has knowledge or substantial suspicion. The Institution shall have only the obligation to monitor such conduct or procedures as is required of it by applicable law or regulation. Each party shall transmit any such notice to the other party in a manner calculated to give such party immediate notice of any such violation and shall promptly confirm any such report in writing to that party's compliance officer. Each party shall cooperate with the other in all respects in connection with the enforcement of any sanctions against any Investment Specialist imposed by CoreLink or by any federal or state regulatory authorities, securities exchanges, clearing corporations or associations, associations of brokers and dealers or any other entity having jurisdiction over the operation of the Investment Desks and the conduct of the Investment Specialists. Such disciplinary measures may include suspension or dismissal of any Investment Specialist as a representative or agent of CoreLink. If either party suspends or dismisses a Investment Specialist, the other party, after receipt of notice of such suspension or dismissal, shall not assign any duties in connection with the securities or insurance services under this Agreement to such Investment Specialist, during such suspension or after such dismissal.

       i.     Conduct of Either Party's Separate Business

       Investment Specialists may not conduct any separate business on behalf of or act as a separate agent for either party or the affiliates of either party. Investment Specialists may discuss and refer Customers to an appropriate employee of Institution if the Customer wishes to discuss products or services provided by the Institution. Notwithstanding the above, CoreLink acknowledges and agrees that the Investment Specialists will sell an asset allocation program on behalf of the Institution and may conduct the purchases and sales of products included with such programs with other broker dealers.

       j.     Training

       CoreLink shall determine and supervise the training that will be required of Investment Specialists except for training in connection with obtaining or maintaining any licenses to carry out the securities or insurance services contemplated by this Agreement. Institution shall make the Investment Specialists available for training. If Institution requests extraordinary training of Investment Specialists it may be provided at the Institution's expense.



5.     Institution's Other Employees

       a.     Limit Employees Activities

       The parties shall take such steps as are reasonably available to them to insure that all employees of the Institution, except the Investment Specialists with appropriate licenses, who come into contact with Customers or potential Customers, at all times, limit their activities and functions with respect to the offer and sale of Products as described in sub-paragraph 5b.

       b.     Limitations on Employees

       Employees of the Institution other than Investment Specialists who have appropriate licenses to sell a particular Product:

         i) Shall not discuss the merits of, give advise regarding, or recommend a Product to Customers or potential Customers,

         ii) Shall refer any Customer or potential Customer with questions regarding that Products to an appropriately licensed Investment Specialist within the Branches, and in the absence or unavailability
         of any such Investment Specialist shall [1] make an appointment for the Customer or potential Customer to meet such an Investment Specialist at any Branch at some future time, [2] take a message from the Customer or potential Customer and deliver it to such an Investment Specialist, or [3] provide Customer or potential
Customer
         with a telephone and number to call such an Investment Specialist,

         iii) Shall refer any communication, whether written or telephonic, regarding or concerning any of that Product to such a Investment Specialist,

         iv) Will not be compensated in any manner which is dependent upon the sale of that Product,

         v) May distribute literature regarding services provided by Investment Specialists, and

                May provide certain other limited types of information and administrative, or ministerial assistance to Investment
Specialists.

       c.     Training

       CoreLink shall determine and supervise the training that will be required for employees of the Institution other than the Investment Specialists with appropriate licenses. During the implementation of the sales program contemplated herein, CoreLink will conduct orientation and training meetings with appropriate employees and will assist the Institution in developing such a training program as described more fully in Schedule C. All such training shall be at CoreLink's expense.

       d.     Confidential Customer Information

       Institution's employees shall not disclose to CoreLink information regarding customers of the Institution, to the extent such disclosure would violate laws or regulations applicable to the Institution.

       e.     Monitoring by Institution

       The Institution shall distribute a written manual provided by CoreLink which specifies the limitations on the activities of the Institution's employees with regard to activities that require licenses from securities and insurance authorities. Institution shall monitor the activities of their employees for compliance with the limitations set forth in this paragraph 5 and take any required action to ensure such employees comply with these limitations. Any violations of these limitations known to the Institution or of which the Institution has reasonable grounds for suspicion shall be promptly reported to CoreLink. Institution shall cooperate and assist CoreLink should CoreLink elect to review the activities of Institution employees other than the Investment Specialists for compliance with these limitations.

       f.     Incentive Compensation

       The Institution may compensate its employees, other than the Investment Specialists who are properly licensed and registered, for referring potential Customers to properly licensed Investment Specialists with the prior written consent of CoreLink. Any compensation for referrals paid to such employees shall not be determined by the sale of any Product to the person referred and shall be in the form of a "flat dollar amount" referral fee as described in Section 413 of the requirements of the Office of the Comptroller of the Currency Handbook for National Bank Examination ("OCC Section 413") as amended from time to time..



6.     Records, Access to Records

       a.     CoreLink Records

       CoreLink will maintain proper records, books and accounts at the Branches, its headquarters, and such other locations as required by law, regarding the offer and sale of Products under this Agreement.

       b.     Access for CoreLink

       CoreLink's supervisory personnel and representatives of regulatory authorities or other entities having jurisdiction over CoreLink shall have reasonable access at all times during normal business hours to the Investment Desk area, and to all records maintained in connection with the operation of the securities and insurance services provided by the Investment Specialists. Institution shall cooperate with reviews of the records and the activities of the Investment Specialists by CoreLink's management, its auditors and regulators.

       c.     Access for Institution

       Institution's management shall have unimpeded access at all times and the Institution's agents, auditors, and regulators shall have reasonable access the Investment Specialists and to records maintained in connection with the securities and insurance services provided by the Investment Specialists at the Branches to verify compliance with all applicable regulations, guidelines, restrictions and contract terms. CoreLink will periodically provide Institution with lists of Customers receiving service through the Investment Specialists. CoreLink shall cooperate with reviews of the records and the activities of the Investment Specialists by the Institution's management, its auditors and regulators.



7.     Insurance Coverage

       CoreLink shall maintain such insurance as is typically carried by companies providing similar services, including errors and omission coverage of not less than two million dollars per event, a fidelity policy of at least five hundred thousand dollars per event, and SIPC coverage.



8.     Marketing

       a.     Referral Program

       Institution will work with CoreLink to develop a prospective buyer referral program.

       b.     Literature Development

       CoreLink will assist Institution in the design and development of sales literature and advertising as and to the extent the Institution determines to issue such sales literature and advertising. Any marketing materials must be approved, in advance, by CoreLink.

       c.     Costs

       All costs incurred in marketing efforts for the securities and insurance that are the subject of this Agreement, including, but not limited to direct mail, lobby posters and counter solicitation cards, advertising, seminars and public relations, shall be committed to and paid for solely by the Institution, unless CoreLink agrees in writing to pay for a particular expense. The Institution shall have the sole discretion as to whether to incur such costs.

       d.     Contents

       All marketing materials must clearly indicate that:

         i) the Products are available to Customers through CoreLink, a registered broker-dealer, and the Products are not available through
         the Institution;

         ii) CoreLink and the Institution are separate and distinct corporate entities not affiliated with each other;

         iii) the Products are not deposit products or other obligations of, or guaranteed by, the Institution;

         iv)    the Products are not insured by the FDIC; and

         v) the Products are subject to investment risks, including possible loss of the principal amount invested.

       e.     Compliance

       CoreLink undertakes to assure that any such marketing materials will comply with applicable federal and state securities and insurance laws and regulations as well as the applicable rules of the NASD regarding such advertising. Institution undertakes to assure that any such materials shall comply with applicable banking laws and regulations, and applicable state law and regulation on advertising, including without limitation OCC
Section 413 and the Interagency Statement.

       f.     Institution's Approval

       CoreLink will not engage in any marketing efforts or use any materials relating to selling Products through Institution without prior approval by the Institution.



9.     Payments for Services

       a.     By CoreLink

       As compensation for the services of the Investment Specialists, rental of the space, allocated cost and usage of telephone system, equipment, and maintenance of such systems, furnishings, supplies and equipment used in the operation of the Investment Desk Area and other such space in back office areas as may be provided for use by CoreLink in the offices of the Institution, and other services provided by the Institution from time to time, CoreLink shall pay Institution the percent of gross revenues received by CoreLink as set forth in Schedule A. By the fifteenth day of each month during the term of this Agreement, CoreLink shall deliver a statement of all revenues it received during the prior month from the activities of the Investment Specialists. Payments to the Institution will accompany the monthly report for each month of the term of this Agreement. Subsequent to the termination of this Agreement, for as long as Institution is liable for charge backs pursuant to paragraph 9a, CoreLink will continue to pay Institution the share of insurance and annuity commissions specified on Schedule A for new premiums and additions to annuity contracts purchased by Customers prior to the date of termination of this Agreement.

       b.     By Institution

       Institution will pay to CoreLink the Implementation / Set up Fee set forth on Schedule B within 30 days after receipt of an invoice from CoreLink. Institution will be responsible for paying for all other expenses listed in Schedule B. Any amounts advanced by CoreLink for expenses listed on Schedule B with the consent of Institution, will be reimbursed by Institution within 30 days of billing from CoreLink.

       c.     Commission Chargebacks

       The Institution shall be liable for commission chargebacks on early termination of insurance and annuity products due to cancellation, surrender or death. The Institution shall be liable to CoreLink for the same portion of any such chargeback made against CoreLink, as it received in commissions as set forth in Schedule A. The Institution shall be liable for such chargebacks for the full period during which an insurance company may chargeback commissions previously paid to CoreLink for such early termination of policies and contracts without regard to the termination of this Agreement. Such chargebacks will be offset by CoreLink against payments due to Institution under paragraph 9c. To the extent such chargebacks exceed amounts due under paragraph 9c, Institution shall pay CoreLink within 30 days of receipt of a statement.



10.     Sole Provider

       a.     Agreement not to Sell or Market Products

       It would be harmful to CoreLink's ability to perform under this Agreement if it had to compete with the Institution or other persons offering similar products to Customers through or with the support of the Institution, or any affiliate of the Institution. During the term of this Agreement, the Institution will not, and it will act to prevent any affiliate from, entering into any agreement, or undertaking on its own behalf, to sell or assist in the selling or marketing, of any security, annuity or life insurance product except as provided in this Agreement.

       b. Exception for Operations of Trust Department and Institution's
              Own Account

       CoreLink acknowledges that the Institution currently does or may purchase and sell securities, annuities, and insurance products for its own investment account or on behalf of customers of its trust department. This Agreement will not affect the ability of the Institution or its trust department to continue to make such purchases or sales.

       c.     Exception for Asset Allocation Program

       The parties agree that the Investment Specialists may perform services from time to time in connection with an asset allocation program to be sold by Institution. The purchase and sale of products included within that program may be handled by a broker-dealer other than CoreLink. CoreLink agrees that it will review all such proposed asset allocation programs which will be sold by Investment Specialists and it will work with the Institution to promptly confirm that such programs comply with all applicable regulatory requirements. In consideration for the benefits received by CoreLink under this Agreement, CoreLink agrees that all costs incurred by CoreLink in reviewing proposed asset allocation programs, monitoring such programs, and any other necessary regulatory responsibilities imposed upon CoreLink as a result of present and future asset allocation programs shall be borne by CoreLink.

       d.     Exception for Business Sweep Account

       If the Institution elects to offer business customers an account sweeping service to automatically transfers funds over a specified level into a money market or similar type of mutual fund investment, the Institution will request CoreLink to make a proposal to offer that service. This Agreement will not limit the Institution's ability to offer such an account sweeping service if CoreLink declines to make a proposal, or if the Institution prefers to offer such a sweep service on its own or with another broker dealer.



11.     Confidentiality

       Information concerning the customers of the Institution, their identity, financial status, addresses and phone numbers, and all information concerning the Institution or CoreLink and their respective operations that is not generally available to the public is confidential information. Each party agrees to use and to ensure that its employees, officers, agents, and affiliates agree to use such confidential information and any notes about or copies of such material only in a manner consistent with its duties and responsibilities under this Agreement and not for the separate benefit of itself or its affiliates. All confidential materials, including any copies, which are not necessary records required by law to be retained by each party, shall be returned to the providing party promptly after request. This paragraph does not restrict the use and disclosure of information which was known by a party prior to its receipt from the other; which is or becomes publicly known through no fault or omission attributable to the receiving party or any of its employees, officers, agents, and affiliates; which is lawfully obtained by a party from a third person in lawful possession thereof; or which is required to be disclosed by law to the extent so required by law or regulation. The obligations of each party with respect to said confidential information shall continue after termination of this Agreement.



12.     Representations and Warranties of CoreLink

       CoreLink represents and warrants to the Institution that; (a) CoreLink has full legal right, power and authority to enter into this Agreement and to undertake all responsibilities of CoreLink in this Agreement; (b) this Agreement has been duly authorized, executed and delivered by CoreLink and constitutes its legal, valid and binding agreement; and (c) no consent, approval, authorization or order of any governmental agency or third party, is required to be obtained by CoreLink prior to execution of this Agreement.



13.     Representations and Warranties of the Institution

       The Institution represents and warrants to CoreLink that (a) the Institution has full legal right, power and authority to enter into and perform this Agreement; (b) this Agreement has been duly authorized, executed and delivered by the Institution and constitutes the legal, valid and binding agreement of the Institution; and (c) no consent, approval, authorization or order of any governmental agency or authority or third party, is required to be obtained by the Institution prior to execution of this Agreement.



14.     Indemnification of Institution

       CoreLink shall indemnify and hold the Institution harmless against all claims, liabilities and losses to which the Institution may become subject (including legal or other expenses reasonably incurred by it in connection with investigating or defending any claim, action, suit, or proceeding) arising out of (a) the negligent or willful misconduct of any employee of CoreLink, except for Investment Specialists, (b) any act or omission to act by any Investment Specialist acting as a registered representative or licensed agent on behalf of CoreLink; (c) the failure of CoreLink to remain a member of NASD or remain a duly licensed broker, or a licensed life insurance agent under applicable federal and state laws; (d) any violation of federal and state laws by CoreLink in connection with the sale of securities or insurance under this Agreement; or (e) the breach by CoreLink or any of its employees, officers, directors or agents of any representations, warranties or covenants set forth in this Agreement.



15.     Indemnification of CoreLink

       The Institution shall indemnify and hold CoreLink harmless against all claims, liabilities and losses to which CoreLink may become subject (including legal or other expenses reasonably incurred by it in connection with investigating or defending any claim, action, suit, or proceeding) arising out of (a) the negligent or willful misconduct of any employee of Institution, other than any action of an Investment Specialist described in 14(b) above (b) any act or omission to act by any Investment Specialist or employee of the Institution in connection with an asset allocation program without regard to any responsibility imposed by any regulatory authority on CoreLink for or actual oversight by CoreLink of such programs or transactions; (c) the failure of any employee of the Institution to become or remain licensed, as required for the offering of an asset allocation program under applicable federal and state laws; or (d) liability or expense incurred in litigation arising from the Institution's enforcement of disciplinary sanctions of an Investment Specialist imposed by CoreLink or required by CoreLink to be enforced by the Institution; or (e) the breach by Institution or any of its employees, officers, directors or agents of any representations, warranties or covenants set forth in this Agreement.



16.     Space for CoreLink Program

       a.     Space

       Institution will provide space for Investment Specialists to work, to make and receive telephone calls in at least one branch and space to meet with Customers in all branches.

       b.     Separation of Businesses

       The parties shall separate their businesses as required by applicable regulatory standards and as necessary to avoid confusion between the business conducted by Institution and the business conducted by CoreLink. That separation will include separation of records and physical facilities used by each. The space used by Investment Specialists for dealing with Customers shall be visually distinct and plainly distinguishable to Customers as the space occupied by CoreLink. Signs will be located on or near the desk or office used by any Investment Specialist which shall clearly identify CoreLink as a separate and distinct entity not affiliated with the Institution. Telephone inquiries related to securities and insurance services will be directed to the Investment Specialists. Confirmations, account statements and other customer communications will clearly state they are being provided by CoreLink.



17.     Term and Termination

       The term of this Agreement commences on the date indicated on page one and terminates at the end of the initial term, the renewal term, or upon notice as provided in the following sub paragraphs:

       a.     Initial Term

       The initial term of this Agreement will commence on the date indicated on page one and terminate two years later.

       b.     Renewal Term

       This Agreement will automatically renew for a renewal term unless either party gives notice to the other at least ninety ( 90) days prior to the end of the initial term. The renewal term shall commence on the day after the initial term and terminate two years later.

       c.     Termination for Cause by CoreLink

       CoreLink may terminate this Agreement immediately without notice upon the occurrence of any event which (i) in the opinion of counsel for CoreLink, would entitle the SEC, the NASD or any other federal or state securities or other regulatory body to impose administrative or regulatory sanctions or penalties upon CoreLink; or (ii) results in the failure, in any material respect, of the Institution to abide by the terms set forth in this Agreement.

       d.     Termination for Cause by the Institution

       The Institution may terminate this Agreement immediately without notice upon the occurrence of any event which, (i) in the opinion of counsel for the Institution, would entitle the SEC, the NASD or any federal or state securities or other regulatory body to impose administrative or regulatory sanctions or penalties upon the Institution; or (ii) results in the failure in any material respect of CoreLink to abide by the terms set forth in the Agreement, or (iii) results in the Institutions reasonable belief that CoreLink is experiencing financial difficulties that are likely to prevent it from performing as provided in this Agreement.

       e.     Ownership of Customer Accounts

       The customer lists and relationships developed at the Branches are the property of the Institution. When this Agreement terminates, either through expiration of the term or upon notice, CoreLink may continue to service those accounts, sending periodic statements, responding to inquiries from such customers, and required information regarding investments held by such customer. After termination statements will indicate the same relationship with the Institution as before, unless the Institution directs CoreLink to delete such identification. Upon request by the Institution, CoreLink will help to transfer such accounts to a replacement broker-dealer designated by the Institution. CoreLink will provide the current customer lists and account holdings in such formats requested by Institution as are readily available or which are necessary to return the data to the Institution and shall not retain any copies or duplicates of such information. CoreLink agrees to execute consents as may be reasonably required to effect such transfer. All trailing income (12-b fees), if any, will accrue to CoreLink until such transfer. Accounts not transferred within six months of the date of termination will be considered abandoned and will become the property of CoreLink.


       f.     Return of Materials

       Upon termination, each party shall promptly return to the other all documents, market materials, and other records which have been made available to that party.



18.     Service Marks; License: Right to Use

       Each party recognizes and acknowledges that the other may own the rights to use a logo or trademark (herein, a "Service Mark"). This Agreement does not constitute a grant or a license or sublicense to exploit any such Service Mark. Each party agrees that it will not use the other's Service Mark without the owner's prior written consent.



19.     Notices

       All notices, requests and other communications to any party shall be in writing and shall be given to such party at its address or number as such party may specify for such purpose. Each such notice, request or other communication shall be effective (i) if given by facsimile or telex, when such facsimile is transmitted to the telex or facsimile number specified in this paragraph and the appropriate answer back is received, (ii) if given by mail, 72 hours after such communication is deposited in the mail with first class postage prepaid, addressed to the party, or (iii) if given by any other means, when delivered at the address specified in this paragraph.


                         If to the Institution

                         Ms. Rosemary Dunn, Vice President
                         Santa Barbara Bank and Trust
                         1021 Anacapa Street
                         Santa Barbara, California 93101
                         Telephone: (805) 564-6300
                         Facsimile:      (805) 564-6293

                         If to CoreLink

                         Mr. A. Ray Freeman, President
                         CoreLink Financial, Inc.
                         Gateway Boulevard, Suite 750
                         Concord, California 94520
                         Telephone:     (510) 602-9300
                         Facsimile:     (510) 602-9310



20.     Miscellaneous

       a.     Notification of Certain Events

       CoreLink agrees to provide Institution with notice of any event that is likely to have a material adverse impact on the ability of CoreLink to carry out its obligations under this agreement.

       b.     Compliance with Applicable Regulations

       All parties to this Agreement shall comply with OCC Section 413, and all applicable banking regulations regarding retail non-deposit investment sales by or at the Institution including but not limited to the Interagency Statement and applicable guidelines published by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board (FRB), and the California State Department of Banking, and including the provisions of OCC Section 413 relating to customer disclosures.

       c.     Entire Agreement

       This Agreement constitutes the entire understanding of the parties with respect to this subject matter. This Agreement may be amended only in writing signed by both parties. Neither party may assign its rights under this Agreement without the prior written consent of the other party. This Agreement shall be binding upon, inure to the benefit of, and be enforceable by and against, the successors and permitted assigns of the parties.

       d.     Remedies

       Neither party shall be liable to the other for special, indirect, or consequential damages arising out of any breach of its obligations under this Agreement other than the obligation to indemnify set forth in paragraphs 14 and 15 of this Agreement. Each of the parties to this Agreement acknowledges that breach of this Agreement may cause the other party irreparable harm which may not be adequately compensated by money damages. Therefore, in the event of a breach or threatened breach by either party, injunctive or other equitable relief will be available to the other party. Remedies provided herein are not exclusive.

       e.     Severability

       If any court of competent jurisdiction, regulatory agency or self-regulatory organization shall declare invalid any provision of this Agreement, such invalidity shall have no effect on the other provisions hereof, which shall remain valid and binding and in full force and effect, and to that end the provisions of this Agreement shall be considered severable.

       f.     Waiver

       The failure of either party to exercise any right, power, remedy or privilege in this Agreement or existing, now or hereafter, under controlling law, shall not be construed to be a waiver of such right, power, remedy or privilege, or to preclude its further exercise.

       g.     Agency

       Neither this Agreement nor any operation under this Agreement is intended to be, shall be deemed to be, or shall be treated as creating an agency relationship, general or limited partnership, association or joint venture between CoreLink and the Institution.

       h.     Headings

       The headings of the paragraphs of this Agreements are for the convenience or reference and shall nor affect its construction or interpretation.

       i.     Governing Law

       This Agreement shall be governed by and construed in accordance with the laws of the State of California, without reference to otherwise applicable principles of conflicts of laws.

       j.     Counterparts

       This agreement may be executed in counter parts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

       k.     Consent to Jurisdiction and Venue

       Each party herein consents (i) to the jurisdiction of the courts in the State of California and the United States for any judicial district located within California invoked in any action or proceeding relating to this Agreement, the breach hereof or the transactions contemplated hereby, and (ii) to the venue of such action in the County of Santa Barbara (or any judicial district of a court of the United States as shall include the same.



       IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth on page one.
SANTA BARBARA BANK & TRUST                   CORELINK FINANCIAL,INC.
____________________________                 ___________________________
By:     Rosemary Dunn                        By:     A. Ray Freeman
Vice President - Product Manager                    President




                                 Schedule A

                         Revenue Sharing Payments


       CoreLink will reimburse Institution for the Investment Specialists, space usage, telephones, furnishings, supplies, equipment, computer software, and general administration as provided in paragraph 9 of the Agreement as follows:



           Source of Income                    Percentage Paid to
Institution

 Commissions received by CoreLink on sales
 of mutual funds (as a percentage of dealer
 concessions) sales of mutual funds (as a
 percentage of the dealer concession)                          75%


 Commissions received on sales of variable or
 fixed annuities                                               75%


 Commissions received on stocks and bonds                      75%
                                                      (after clearing
costs)


 Sales of life insurance products                    To be determined if
and
                                                           when offered


 12b-1 fees                                                    75%







                                 Schedule B

  Expenses to be reimbursed to CoreLink or paid directly by the Institution


       Travel cost of CoreLink personnel if at the request of the Institution (excludes normal sales management)

       Travel expenses of Investment Specialists

       Fed Wire charges for money going into investments

       Telecommunications lines for access to records on CoreLink's computers

       Cost of printing customized marketing and sales materials

       Referral fees paid to bank employees

       Laptop computers, CRT's and printers.

       One-time implementation/set up fee of $5,000

       Cost to subscribe to CDA Weisenberger Service (estimated at $300 per year per specialist)



                                 Schedule C

                          Initial Training Elements


       Senior Management Overview - This is provided to senior managers directly or indirectly involved with the program. It typically is a two hour session during which the following is covered:

        Management perspective on the program
        Sale philosophy/sale process
        Elements of a successful program
        Compliance; front line; manager level; director level
        The real impact of disintermediation
        Expectations for revenues, costs and profit
        Goal setting, tracking, and performance evaluation
        Customer service measurement

       Bank Officer and Employee Training - This is provided for all customer contact employees and others as appropriate. Covered here are:

        Basic principles of mutual funds and annuities
        The regulatory environment and compliance issues, especially do's and don'ts
        Overview of the program
        Detailed description of products
        Establishing accounts and related administrative details
        Operations and CoreTrac systems
        Customer service
        Overview of the marketing/sales process


       Investment Specialist Training - This consists of a 4 day classroom training for newly hired specialists.

       Ongoing Training - CoreLink will provide ongoing training for the Institution's branch employees and Investment Specialists in the form of one-on-one coaching sessions, brief employee training sessions, and training for Investment Specialists at regional sales meetings. This training will be provided by CoreLink's Regional Vice President, Training Director, or other personnel employed by CoreLink.



                                 Schedule D

                           Technological Support

       CoreLink will provide the Institution with access to the following programs on CoreLink's computers:

         CoreContract contact management and communications system CoreAdvisor customer profiling and compliance system
         CorePresentation library of approved computer based sales
          presentations
         CoreTrac database of retail program customers
         CDA Weisenberger mutual fund analysis database of 3,800 funds


Note 1   The Interagency Statement on Retail Sales of Non Deposit
Investment Products issued February 15, 1994, issued jointly by the Office for the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision as that statement may be amended from time to time.







                                   Exhibit 10.2.1

                               IRA CUSTODIAL AGREEMENT

This Custodial Agreement ("Agreement") is entered as on 24th day of October, 1994 between CoreLink Financial, Inc. ("CoreLink") and Santa Barbara Bank and Trust, a banking corporation organized under the laws of the state of California ("Institution").

                                     WITNESSETH

WHEREAS, CoreLink has entered into a Securities and Insurance Services Agreement with the Institution, dated as of September 19, 1994 (the "Securities and Insurance Services Agreement"), pursuant to which CoreLink is to distribute and sell mutual funds and certain insurance products and provide certain securities brokerage and investment advisory services to the general public at the branch offices ("Branches") of the Institution and

WHEREAS, CoreLink wishes to provide for the offering of self-directed individual retirement accounts ("IRAs") including simplified employee pension ("SEP") IRAs to customers of Institution; and

WHEREAS, the Institution and CoreLink wish for the Institution to serve as custodian of such IRAs and SEP IRAs and for CoreLink to perform certain custodial functions and responsibilities on behalf of the Institution as its agent, all in accordance with the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, the parties hereto agree as follows:

    1. IRA AND CUSTODIAL SERVICES PROVIDED BY CORELINK. CoreLink shall provide forms and functions relating to self-directed IRAs, including SEP IRAs (such IRAs and SEP IRAs also referred to herein as "Accounts") as described in detail on Exhibit A attached hereto and hereby incorporated herein by this reference. For this purpose, "self-directed IRAs" means IRAs the investments of which are directed by the customer or the customer's duly appointed investment manager (and not by the custodian) and which may include assets other than deposit accounts at the Institution. CoreLink shall provide such forms and functions to the Institution and customers at the Branches. The Institution shall have the right, but not the obligation, to review all disclosures, contract documents, and advertisements in connection with the Accounts prior to their use by CoreLink, to ensure compliance with all applicable laws, rules, regulations and regulatory guidelines.

     2. CUSTODIAL SERVICES PROVIDED BY INSTITUTION. (a) Appointment of Agent and Attorney-In-Fact. The Institution consents to being named as custodian for Accounts established by customers at the Branches in accordance with documentation provided by CoreLink as described in Exhibit
A. The Institution hereby delegates to CoreLink the responsibilities set forth in Exhibit A and appoints CoreLink to act as the Institution's agent and attorney-in-fact for the limited purpose of maintaining the custodial accounts in accordance with Exhibit A, all applicable laws and the governing Account documents.

       (b) Monitoring of CoreLink's Performance. The Institution shall be responsible for monitoring CoreLink's actions as its agent and attorney-in-fact, provided, however, that the failure of the Institution to monitor CoreLink's actions shall not relieve CoreLink of its obligations under this Agreement, including its indemnification obligations as set forth in Paragraph 9. CoreLink shall provide a quality assurance program as set forth in Exhibit A as a guideline for the Institution to assure compliance with all requirements of this Agreement and applicable laws, rules and regulations.

       (c) Tax Withholding Obligations. The Institution acknowledges and agrees that the Institution, and not CoreLink, is obligated to remit to any governmental taxing agency and amounts required by such governmental agency or requested by a customer to be withheld from and of the IRAs or SEP IRAs ("Withholding Obligations"). Accordingly, CoreLink will remit to the Institution on a timely basis all sums withheld by it representing Withholding Obligations, together with a report showing the customer's name, address, tax identification number and other required information, and the Institution will remit such sums to the governmental agency along with the appropriate documentation.

       (d) Obligation of Sound Trust Administration. The Institution acknowledges that, as custodian for the Accounts, it is obligated to and it will exercise principles of sound trust administration, that is ultimately responsible for fulfilling its fiduciary obligations as custodian for the Accounts, and that the act of assigning CoreLink as its agent and attorney-in-fact will not exempt the Institution from its fiduciary obligations. In no event, however, will the Institutions exercise any investment discretion with respect to the Accounts.

    3. MAINTENANCE FEES. Neither CoreLink not the Institution will charge an annual maintenance fee to administer the Accounts under this Agreement.

    4. REPRESENTATIONS AND WARRANTIES OF CORELINK. CoreLink hereby represents and warrants to the Institution that (a) it is a corporation duly organized, validly existing and in good standing under the laws of the State of California, with full power and authority to carry on its business as now being conducted, (b) it is and will remain duly licensed with all applicable state securities regulatory bodies and the National Association of Securities Dealers (NASD), and (c) the execution, delivery and performance by CoreLink of this Agreement (i) are within CoreLink's corporate power, (ii) have been duly authorized and approved any necessary corporate action, (iii) do not contravene, conflict with or constitute a default under any provision of applicable law or regulations of CoreLink's articles of incorporation or by-laws or any judgment, injunction, order, decree, material agreement or material instrument binding upon CoreLink and
(iv) do not require the consent or approval of any governmental authority or non-governmental third party not already obtained.

    5. REPRESENTATIONS AND WARRANTIES OF INSTITUTION. The Institution hereby represents and warrants to CoreLink that (a) it is a bank duly organized and validly existing under the laws of California, with full power and authority to carry on its business as now being conducted, (b) the execution, delivery and performance by the Institution of this Agreement (i) are within the Institution's corporate power, (ii) have been duly authorized and approved by all necessary corporate action, (iii) do not contravene, conflict with or constitute a default under any provision of applicable law or regulations of the Institution's charter or by-laws or any judgment, injunction, order, decree, material agreement or material instrument binding upon the Institution, and (iv) do not require the consent or approval of any governmental authority or non-governmental third party not already obtained.

    6. CONFIDENTIALITY. CoreLink agrees that all information with respect to customers of the Institution shall be the sole property of the Institution and such information shall be kept confidential. CoreLink acknowledges and agrees to use customer information only in a manner consistent with and necessary to perform its duties and responsibilities hereunder, and not for CoreLink's or its affiliate's advantage. CoreLink agrees to comply with all laws, rules and regulations applicable to the Institution regarding disclosure of customer account information to third parties. Promptly following the termination of this Agreement as provided for herein, all information regarding customers previously furnished to or made available to CoreLink by the Institution shall be returned to the Institution by CoreLink; provided that CoreLink may continue to use such information in servicing Account customers until a replacement provider is found and to retain such customer information as required to comply with all regulations of the NASD, the Securities and Exchange Commission (SEC) or other regulatory bodies. CoreLink shall disclose to the Institution any instance in which CoreLink has used customer information, and the opportunity or profit received by CoreLink or any of its subsidiaries, principals or affiliates from such use.

    7. ACCESS TO INFORMATION. The Institution and its agents, auditors and regulators shall have reasonable access at all times to all records maintained by CoreLink in connection with this agreement and to all CoreLink personnel for the purpose of on-going monitoring and verifying compliance with all applicable laws, rules, regulations and guidelines relating to the provision of services under this Agreement, and CoreLink shall provide all reasonable cooperation in connection therewith. CoreLink shall provide the Institution with such information with respect to its financial ability to perform this Agreement and such other information with respect to its lawful status with its regulators and its provision of services hereunder which the Institution or its regulators require.

    8. FURTHER ASSURANCES. CoreLink shall take all steps reasonably required by the Institution or the Institution's regulators to ensure that the provision of IRA account services and the Institution's role as custodian of the Accounts comply with all rules, laws, regulations and guidelines, including (i) placing on any Account contract documents, disclosures or advertisements of any legends or disclosures as may be required and (ii) disclosing accurately to all third parties, when asked or when otherwise necessary, the relationship between the Institution as custodian of the Accounts and CoreLink as its agent.

    9. INDEMNIFICATION. (a) Indemnification by CoreLink. CoreLink will indemnify and hold harmless the Institution against any and all losses, claims, damages, liabilities, actions, costs or expenses, joint or several, to which the Institution may become subject (including any legal or other expenses reasonably incurred by it in connection with investigating any claim against it and defending any action and any amounts paid in settlement or compromise, provided CoreLink shall have given its prior written approval of such settlement or compromise), insofar as such losses, claims, damages, liabilities, actions, costs or expenses arise out of or are based upon:

       (i) any act or omission to act, whether negligent, reckless, intentional or otherwise, by CoreLink, its employees, officers, directors or agents, in the performance of its obligations pursuant to this Agreement;

       (ii) the failure of the documentation provided by CoreLink in connection with the Accounts to conform to applicable laws, rules and regulations, including state or federal taxation laws; and

       (iii) the failure of CoreLink, its employees, officers, directors or agents to comply with applicable federal and state taxation and securities and other laws, rules and regulations in connection with this Agreement.

    (b) Indemnification by the Institution. The Institution will indemnify and hold harmless CoreLink against any and all losses, claims, damages, liabilities, actions, costs or expenses, joint or several, to which it may become subject (including any legal or other expenses reasonably incurred by it in connection with investigating any claim against it and defending any action and any amounts paid in settlement or compromise, provided the Institution shall have given its prior written approval of such settlement or compromise), insofar as such losses, claims, damages, liabilities, actions, costs or expenses arise out of or are based upon:

       (i) any act or omission to act, whether negligent, reckless or intentional, by the Institution, its employees, officers, directors and agents (other than CoreLink) in the performance of its obligations under this Agreement, other than any claims covered under Paragraph 9(a) of this Agreement; and

       (ii) the failure of the Institution, its employees, officers, directors or agents (other than CoreLink) to comply with all applicable federal and state taxation and other laws, rules and regulations in connection with this Agreement, other than claims covered under Paragraph 9(a) of this Agreement.

    (c) Notice of Claims and Assumption of Defense. If any event occurs for which the indemnified party is entitled to indemnification under this Agreement, the indemnified party shall provide the indemnifying party with written notice of such event as soon as practicable, after such time as the indemnified party has actual knowledge of the occurrence of such event but not later than fifteen (15) days after such time as the indemnified party receives notice that an action has been filed in a court, or action has been taken by any administrative agency alleging the occurrence of an event that entitles the indemnified party to indemnification. The indemnifying party shall be entitled, in its sole discretion and at its sole cost and expense, to contest or defend the indemnified party's liability under such event; provided that counsel for the indemnifying party shall be satisfactory to the indemnified party. The indemnified party may participate in such defense but only at its expense. Neither the indemnified party not its successors or assigns shall admit any liability with respect thereto or settle, compromise, pay or discharge the same without prior written consent or the indemnifying party, so long as the indemnifying party is contesting or defending such liability in good faith. The indemnified party shall cooperate with the indemnifying party in the contest or defense thereof. Any settlement is subject to the mutual consent of the indemnified and the indemnifying party, which consent shall not be unreasonably withheld.

     10. TERM AND TERMINATION. The term of this Agreement shall be concurrent with the term of the Securities and Insurance Services
Agreement, including any renewals or extensions thereof, and shall automatically terminate upon termination of the Securities and Insurance Services Agreement, unless earlier terminated as provided below.

       (a) Termination Upon Notice. This Agreement may be terminated by either party by giving at least ninety (90) days' written notice to the other party.

       (b) Termination for Cause. This Agreement may be terminated upon a default by the other party of its obligations hereunder by giving thirty (30) days written notice to the other party and such default continues uncorrected at the end of the 30 day notice period.

    11. AMENDMENT AND BINDING NATURE OF AGREEMENT. This Agreement may be amended, modified or supplemented only by a writing signed by both parties. This Agreement shall be binding upon all successors, assigns or transferees of the parties. Any assignment of this Agreement shall be subject to the written approval of the non-assigning party and the requisite review and/or approval of any regulatory agency or self-regulatory body whose review and/or approval must be obtained prior to the effectiveness of such assignment.

    12. NOTICES. All notices delivered hereunder shall be delivered by certifies mail, return receipt requested, at the following addresses, or to such other address as either party may specify, in writing, to the other party:

         If to CoreLink:

              Mr. A. Ray Freeman, President
              CoreLink Financial, Inc.
              1855 Gateway Boulevard, Suite 750
              Concord, CA  94520
              Telephone:     (510) 602-9300
              Telecopier:     (510) 602-9310

         If to the Institution:

              Ms. Rosemary Dunn
              Vice President
              Santa Barbara Bank and Trust
              1021 Anacapa Street
              Santa Barbara, CA  93101
              Telephone:  (818) 865-3273
              Telecopier:  (818) 706-0925

    13. CONTROLLING LAW. Except regarding matters controlled by federal securities, taxation or banking law, this Agreement shall be governed by and construed in accordance with the laws of the State of California

    14. HEADINGS. The headings preceding the text hereof have been inserted for convenience and reference only and shall not be construed to affect the meaning, construction or effect of the Agreement.

    15. SEVERABILITY. Should any term, provision or condition of this Agreement be held to be invalid, unenforceable, or illegal by any court, regulatory agency or self-regulatory body, such invalidity, unenforceability or illegality shall attach only to such term, provision, or condition, and the validity and enforceability of the remaining portions of this Agreement shall not be affected.

    16. WAIVER. The failure of either party to exercise any right, power, remedy or privilege contained in this Agreement or now, or hereafter, existing under controlling law, shall not be construed to be a waiver of such right, power, remedy or privilege or to preclude its further exercise thereof.

    17. REMEDIES. Neither party shall be liable to the other for special, indirect or consequential damages arising out of any breach of its obligations under this Agreement other that the obligation to indemnify set forth in Paragraph 9 of this Agreement. Each of the parties to this Agreement acknowledges that breach of this Agreement may cause the other party irreparable harm which may not be adequately compensated by money damages. Therefore, in the event of a breach or threatened breach by either party, injunctive or other equitable relief will be available to the other party. Remedies provided in this Agreement are not exclusive.

CORELINK FINANCIAL, INC.                           SANTA BARBARA BANK AND
                                                   TRUST


By:                                                By:
     A. Ray Freeman                                    Rosemary Dunn
     President                                         Vice President



                                 EXHIBIT A


                          CORELINK RESPONSIBILITIES

    1. Provision of Documents and Forms. CoreLink will provide a Form 5305A, self-directed IRA/SEP IRA Custodial Agreement, with expanded Articles VIII and IX, and a Disclosure Agreement to each customer opening an Account. CoreLink shall be responsible for providing the Institution's customers with an Adoption Agreement and all other forms and documentation, including proper disclosures necessary to accurately maintain the Account in accordance with all applicable rules and regulations, including those of the Internal Revenue Service (IRS). All documentation will specify that the Institution is the custodian of the account; however, an authorized person from CoreLink will have authority to sign in the custodian's capacity as its agent and attorney-in-fact pursuant to Paragraph 2(a) of the Agreement. CoreLink shall be responsible for providing forms and updating such forms as necessary in order to assure compliance with applicable tax laws.

    2. Provision of Account Information to Institution. CoreLink shall provide the Institution, on a monthly basis, a list, in alphabetical order by customer name, of all Accounts opened of which the Institution is the named custodian.

    3. Tax Reporting. CoreLink shall be responsible for all tax reporting and shareholder mailings with respect to the Accounts, including, without limitation:

           Fair Market Value Reporting
           1099R Reporting/Amended reporting if needed
           5498 Reporting/Amended reporting if needed
           70 1/2 mailing
           Required Distributions
           Annual Withholding Notice

The Institution's tax identification number will be used where proper in such reporting.

    4. Account Maintenance. CoreLink will be solely responsible for receiving and timely responding to all Account inquiries and requests (including Account inquiries and requests for information made by third parties pursuant to valid legal process) and shall be solely responsible for executing purchases, redemptions, data changes, exchanges, information research and any other transactions pertaining to an Account. Any loss caused by a CoreLink customer reporting or accounting error will be resolved by CoreLink. CoreLink shall maintain a customer service telephone number to which the Institution may direct customer inquiries that it receives as custodian. Any statements or additional mailings generated with respect to an Account shall be sent by CoreLink at its sole cost and expense. CoreLink shall follow IRS guidelines and requirements in maintaining the Accounts, including causing funds to be withheld from distributions on an Account to the extent necessary to comply with customer requests and applicable state and federal tax laws; such withheld amounts shall be handled as set forth in Paragraph 2(c) of the Agreement.

    5. Quality Assurance. (a) At the beginning of each calendar year, CoreLink will provide the Institution a copy of its IRA Compliance Calendar in substantially the form set forth as Exhibit B, listing all required compliance filings and customer mailings required during the applicable year.

(b) In January of each year, CoreLink shall provide the Institution a list of all IRA and SEP IRA Accounts which identifies alphabetically the name of the customer, type of account, year-end fair market value and the amount of contribution during the preceding year.

(c) By April 1st of each year, CoreLink will provide the Institution with a list of IRA customers who are or will be receiving distributions from their Account. This list will include any mandatory distributions for customers who have attained the age of 70 1/2.

(d) In May, CoreLink will prepare Form 5498 with respect to each Account and mail it to the customer. CoreLink will notify the Institution when such 5498s have been completed and mailed.

(e) CoreLink will promptly notify the Institution about any inquiries or complaints received from customers or regulatory agencies pertaining to the Accounts.

(f) The Institution may audit CoreLink's compliance with its calendar and the Accounts at any time.




                                     Exhibit 11.0
                        SANTA BARBARA BANCORP AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE


                                               For the Years Ended December 31,
                                         1994                              1993
                                  Primary       Fully Diluted       Primary     Fully Diluted
Weighted Average Shares
   Outstanding                   5,097,893        5,097,893         5,189,082         5,189,082
Weighted Average Options
   Outstanding                     500,378          500,378           532,172           532,172
Anti-dilution adjustment (1)       (22,294)         (22,294)           (6,493)                0
Adjusted Options Outstanding       478,084          478,084           525,679           532,172
Equivalent Buyback Shares (2)     (331,950)        (330,729)         (450,930)         (431,319)
Total Equivalent Shares            146,134          147,355            74,749           100,853
Adjustment for Non-Qualified
   Tax Benefit (3)                 (59,915)         (60,416)          (30,647)          (41,350)
Weighted Average Equivalent
   Shares Outstanding               86,219           86,939            44,102            59,503
Weighted Average Shares
   for Computation               5,184,112        5,184,832         5,233,184         5,248,585
Fair Market Value (4)          $     25.49      $     25.49       $     20.47       $     21.75
Net Income                     $12,950,918      $12,950,918       $12,929,853       $12,929,853
Per Share Earnings             $      2.50      $      2.50       $      2.47       $      2.46

(1) Options with exercise prices above fair market value are excluded because of their anti-dilutive effect.

(2) The number of shares that could be purchased at fair market value from the proceeds were the adjusted options outstanding to be exercised.

(3) The Company receives a tax benefit when non-qualified options are exercised equal to its tax rate times the difference between the market value at the time of exercise and the exercise price.  This benefit is assumed available for purchase of additional outstanding shares.

(4) Fair market value for the computation is defined as the average market price during the period for primary dilution, and the greater of that average or the end of period market price for full dilution.


                    To Our Shareholders & Friends

For the twenty-ninth consecutive year, your company, Santa Barbara Bancorp and its principal subsidiary, Santa Barbara Bank & Trust, are pleased to announce record earnings. We firmly believe our continued success is a direct reflection of the quality of our employees and their tireless dedication to fulfill our competitive strategy outlined on the opposite page. All efforts to fulfill these strategies eventually must result in satisfied customers. To that end, 1994 was an exceptionally good year. Last year SBB&T not only ranked as Santa Barbara County's number one financial institution for individuals, but also served as many businesses as the next four leading banks combined. This report outlines more of the initiatives that SBB&T has undertaken to achieve its competitive strategy, along with the results of these initiatives. We think once you have taken the time to understand our direction and progress, you will agree that the bank is poised for outstanding performance, profitability and growth in 1995 and years beyond.

In order to accomplish results planned for this year and beyond, we have added a number of people to our staff during the latter part of 1994 and first quarter of 1995. We are proud of the quality of our people and are anticipating another excellent year in 1995 as we execute our plans for gaining new customers, offering existing customers more products, and expanding into Ventura County.

As always, our success is your success. Thank you again for your loyal support of our Company.


(Photograph of two individuals)
     Donald M. Anderson                 David W. Spainhour
     Chairman of the Board              President



                         Financially Strong

Santa Barbara Bank & Trust continues to provide the strength and security of the area's highest rated financial institution as determined by independent industry rating services. We believe this consistent recognition of ongoing superior performance is surpassed only by the opportunities ahead for a financially strong, customer focused, community oriented bank like Santa Barbara Bank & Trust.


(Photograph of three individuals)
Members of the Board of Directors serve on many different committees. Ed Birch, Harry Powell and Dale Hanst are members of the Trust Committee.


In 1994, for the first time in thirty-five years of operation, the Company's assets exceeded one billion dollars. Return on average assets in 1994 was 1.27%. As of year-end 1994, the Company had $1.07 billion in assets and nearly $94 million in equity capital, for a capital to assets ratio of 8.80%. Return on average equity for 1994 was 14.33%. In 1994, the cash dividends declared were nearly $4 million, slightly more than 30% of net income.

As the Company has grown, so has the strength of its balance sheet. In 1975, the company then operating as Santa Barbara National Bank, had year-end assets of just over $99 million and earnings of just under $785,000. Total capital was under $5 million, for a capital to assets ratio of 4.87%. Cash dividends declared in 1975 were $150,000, slightly less than 20% of net income.

As you will read later in this report, the company has the vision, the financial strength and the quality of assets necessary to develop new services and pursue new markets.

The stability of consistent direction and leadership from board members and management with the bank since the 1960's combined with the strategic addition of new board members and management over the years has allowed the institution to grow and prosper.

Tony Guntermann, a member of the original board of directors, is still active on the board and on the Executive Committee. Chairman of the Board Donald Anderson and David Spainhour, President and CEO, began with the Company before 1970. And in 1994, William S. (Tom) Thomas, Jr. was the latest to join the management team as Senior Vice President and Division Manager of Trust and Investment Services. Formerly President and COO of Security Pacific-Arizona, Tom brings to the bank a depth of experience, as well as the respect and friendship of colleagues at both Security Pacific and Bank of America.

A detailed discussion of the Company's operations may be reviewed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report. In summary, the importance of financial strength to the depositor, the borrower, the personal investor and the shareholder is manifest.

Although most of our depositors carry balances far less than the Federal Deposit Insurance Corporation (FDIC) coverage limits, our financial strength is important to them. They know that the role of a community bank is to act as a financial intermediary, using their deposits to fund the credit needs of their neighbors. Without the ability to perform in the marketplace with consistent profitability and superior asset quality, a bank forfeits that role. Ask borrowers who have had to establish new credit relationships because their bank has been put under regulatory fiat or has been sold to a distant large corporation, and you will discover that strong financial performance by their local financial institution is important to them. Santa Barbara Bank & Trust's strong financial performance and superior asset quality has enabled us to consistently strengthen the local communities we serve.

As our communities, customers and shareholders continue to benefit from the Company's past success, the groundwork for the future is being built. For the innovative, customer-focused community bank with the financial strength to compete, the opportunities are greater than ever.


(Photograph of three individuals)
Members of the Audit Committee who are also on the Board of Directors include Frank Barranco, Dick Davis and Tony Guntermann.


        A Value-Added Provider of A Broad Array of Financial Products

During research interviews conducted a few years ago, a group of customers described SBB&T as "having the expertise of a big bank with the heart of a local bank."

Those customer opinions are a direct reflection of our goal to continually develop a broader line of personal and business financial services and to have those services delivered by friendly, knowledgeable employees. This service-oriented, people-focused approach has resulted in the creation of what we consider to be an outstanding staff: employees who are willing and able to respond to almost any financial need, ranging from opening the simplest checking account to coordinating complex asset management services.

                    Improving Services for Individuals

SBB&T continues to be the leading financial institution, serving individuals, capturing nearly 30% of all market area deposits. While we are justly proud of our top standing, we continue our commitment to strengthen our leadership position in all service areas.

In 1994, one area of attention and expansion was residential real estate lending. Enacting a series of process and product improvements, SBB&T launched a highly competitive line of real estate loan options. In May, we capitalized on the convenience of our retail office system and shortened our loan pre-approvals to one day and loan funding to 10 working days. Greater emphasis was also placed on establishing more personal relationships with the realtor community. These steps resulted in a three-fold increase in the market share of home loans in 1994. This dramatic rise moved SBB&T from the seventh market position to the number two position. Plans are under way to profitably become the number one provider of residential real estate loan services in the markets we serve.

Another key area targeted for growth is the Trust and Investment Services market. Here SBB&T is uniquely positioned as the only tri-county based provider of these services.


(Photograph of three individuals)
In 1994, the Bank went from seventh to second place in market share of residential real estate loans. In January of 1995, the Bank moved to first place. Members of the Residential Lending Team include: Pam Martin, Escrow Supervisor; Charles Browning, Real Estate Loan Officer and Product Manager; and Pam Geremia, Loan Services Manager.


To ensure maximum service to our customers in this area, we provide skilled trust and investment management professionals who are prepared to handle the most challenging financial needs in a personalized, caring manner. This approach has encouraged customers to entrust SBB&T with the management of six hundred million dollars of money market instruments, stocks, bonds and real estate. In addition, SBB&T continues to be the area's leading trust company with one billion, two hundred million dollars of assets under administration. Our wide range of asset management services include: trust administration, investment management, real estate management, tax planning and preparation, IRA rollovers and employee benefit planning.

In January 1995, SBB&T retail offices began providing a line of investment products including high-quality annuities and mutual funds offered through CoreLink, a broker-dealer. SBB&T also launched The Prepared Investor Program (SM). This disciplined investment management process provides access to the nation's leading money managers along with the professional service of knowledgeable, locally-based investment counselors.

During 1995, the Trust and Investment Services Division will continue to expand its line of services, enhancing its attractiveness to investors who are seeking investment management expertise outside of a traditional trust relationship.

                        Improving Services for Businesses

SBB&T holds a substantial lead in the business and professional market, serving as many businesses as the next four leading banks combined. While our success in this market segment is a source of great pride, we are continually seeking ways to improve our ability to serve area businesses.


(Photograph of four individuals)
The Trust and Investment Services Division will enhance its business development resources with assistance from officers including: Judy Frazier, Trust Administrator--Ventura Office; Jim Williams, Alternative Investments Manager; Wendy Penke, Trust Sales Officer; and Tom Thomas, Trust and Investment Services Division Manager.


(Photograph of three individuals)
Commercial Market Sales and Service efforts will be better coordinated in 1995 to enhance team efforts in business banking. Shown here are: Sharon Green, Business Services Manager; Bill Enholm, Commercial Loan Officer; and Paulette Posh, Employee Benefits Trust Manager.


In 1994, we undertook an extensive review of how we develop and deliver services to our commercial customers. Market research and analysis of the local business and professional markets confirmed SBB&T's leadership in nearly all areas of business financial services. Research also pointed to opportunities to better serve special markets. In 1995, the Company will expand its expertise to include the areas of international trade finance, asset-based lending and certain Small Business Administration (SBA) loan products as well as introduce other new cash management business services.

These services will be managed within a newly organized Business Banking Division. This division will also oversee a variety of organizational improvements and technological advancements that should enhance both customer service and profitability levels.

Through closer supervision, the delivery of all business services will be better coordinated. For instance, cash management services such as bankcard business services, lock box, account reconciliation, and PC-based cash management systems will be more effectively packaged with employee benefit planning services and commercial real estate lending.

                     Measurably Superior Quality Service

Successful execution of our competitive strategy is achieved only when we continue to exceed customer expectations. SBB&T seeks to achieve this goal in two important ways: The first is through the hiring of employees who make a personal commitment to anticipate and exceed the expectations of our customers. The second, to support employee efforts we regularly interview customers to determine how they judge our performance. These measurements are used by office managers and department heads to make modifications that will lead to increased market share and improved customer service levels.

For example, a combination of monthly customer mailings and mystery shopping programs provides SBB&T Office Managers with a wealth of feedback on the concerns most important to customer satisfaction. Reports are generated indicating how each office performs in comparison to bank averages. These customer service reports are shared at staff meetings so that employees have the opportunity to volunteer suggestions for sustaining or improving their service levels. This procedure is repeated on a monthly basis so that all employees can chart the impact of their contributions.

SBB&T also periodically compares its service measurements to quality levels at competitive institutions. While we consistently earn the highest ratings for customer service in both the personal and business banking markets, we believe the quest for total customer satisfaction requires our ongoing commitment.


(Reproductions of three newspaper clippings)
In reader polls conducted by the Santa Barbara News-Press, the Business Digest, and The Santa Barbara Independent, Santa Barbara Bank & Trust is consistently rated "The Best Bank."


      Broadening Opportunities Within Our Current Geographic Market and
               Selectively Expanding Into Adjacent Communities

SBB&T is vigilant in exploring new opportunities within the communities we presently serve. Efforts like our 1994 residential real estate expansion, trust and investment product development and the business market review, prove that these efforts pay strong dividends.

While we have always devoted great energy to our existing markets, SBB&T also has a tradition of expanding into adjacent communities where there is a need for a strong service-oriented bank. The Bank's start in downtown Santa Barbara in 1960 was followed by commitments in Montecito, Carpinteria and Goleta. When it appeared the Santa Ynez Valley was in need of a more full-service community focused bank, we acquired offices in Solvang and Buellton. Now, a unique new opportunity has arisen in Ventura County. The First Interstate Bank's acquisition of Ventura County's leading independent bank, the Bank of A. Levy, has created a new, considerably promising market.

SBB&T will open offices in the cities of Camarillo, Oxnard and Ventura. To ensure a management and staff with strong community ties, the leadership of these new offices has been recruited from within the Ventura County market. SBB&T plans to build a reputation for being highly committed to these communities. This commitment will be demonstrated both through the allocation of top managers and staff to all bank, lending, trust and investment areas, and through local staff participation in area arts, civic activities, charitable groups and causes.

SBB&T is confident it can earn a leadership position in the Ventura area if it listens carefully to the unique needs and perspectives of local businesses and individuals. This may require the Bank to adjust its efforts in ways perhaps different than in other communities. However, preliminary research conducted among Camarillo, Oxnard and Ventura businesses and individuals indicates a favorable response to our established competitive strategy: to be financially strong, to serve as a value-added provider of a broad array of financial products, to offer measurably superior service.

We look forward to 1995 as a year of successful expansion and increased profitability.


(Photograph of 15 individuals)
SBB&T's commitment to Ventura, Oxnard and Camarillo communities began with the recruiting of the finest bankers in the area. In fact, every member of the local management team comes to us from the former Bank of A. Levy and other Ventura County banks. Shown here are (top row) Camarillo Office:
Sharie Quarry, Customer Service Manager; Jan Gibson, Office Manager; Elizabeth Graham, Business Services Representative. (middle row) Oxnard
Office: Kim Gibas, Office Manager; Dani Navas, Customer Service Manager; Debbie Harrison, Business Services Representative. (bottom row) Ventura
Office: Sue Chadwick, Area Business Development Manager; Liz Seitz, Office Manager; Paul Mistele, Senior Credit Analyst; Ken Helms, Customer Service Manager; Christi Hamilton, Business Services Representative; Ron Rose; Donna De Los Santos, Banking Services Officer; Lee Draughon, Commercial Loan Officer; Kim Fertig, Commercial Loan Officer.


            Directors and Officers

BOARD OF DIRECTORS

DONALD M. ANDERSON
   Chairman of the Board
DAVID W. SPAINHOUR
   President, Chief Exec. Officer
FRANK BARRANCO, M.D.
   Retired
EDWARD E. BIRCH, Ph. D.
   Exec. Vice President
   College Advance. Westmont College
RICHARD M. DAVIS
   Retired Div. Mgr., Gen. Tel.
ANTHONY GUNTERMANN
   Certified Public Acct.
DALE E. HANST
   Attorney at Law
HARRY B. POWELL
   Retired Business Exec.
GEORGE H. CLYDE
   Director Emeritus
DANIEL B. TURNER
   Director Emeritus

ADMINISTRATION

DONALD M. ANDERSON
   Chairman of the Board
DAVID W. SPAINHOUR
   President, Chief Exec. Officer
DAVID A. ABTS
   Sr. Vice Pres., Dir. of MIS & Ops.
JOHN J. McGRATH
   Sr. Vice Pres., Chief Credit Officer
JAY D. SMITH
   Sr. Vice Pres., Gen. Coun. & Corp. Sec.
KENT M. VINING
   Sr. Vice Pres., Chief Financial Officer

Vice Presidents
CARL BATTLES
MICHAEL CONLEY
ROSEMARY DUNN
ROY GASKIN
SHARON E. GREEN
JERRY HELTON
DEL HOOVER
MARK A. HUBERT
H. GEORGE KALLUSKY
JEFFREY KARFONTA
DON LAFLER
HAZEL MARCUS
SUSAN MARSHALL
MICHAEL MURPHY
CYNTHIA PLAHN
SHERRELL REEFER
DAVE RISTIG
ALFRED J. ROTELLA
JOYCE SPEZMAN-MARGOLIN
CATHERINE STEINKE
KIM TAUFER
AL TODD
GARY TURNER
RICH TURNER

Asst. Vice Presidents
TERRY BALL
DEBRA CARTER
NICOLE DINKELACKER
RITA DUBOIS
MIKE FITZGIBBON
MICHAEL IVEZIC
ROGER JANES
KERRY KELLEY
JANICE NICCUM KROEKEL
CHRIS LEM
ROY MARTINEZ
SCOTT MATTHEW
CLARE MCGIVNEY
FRED PRZEKOP
KEVIN QUIGLEY
RALPH STROHBACH
ILENE TERRY
MARY TREBBIN
DAWN WILLIAMSON

Officers
SHERRY BAKER
PHILIP BERRY
PATRICIA BOUCHER
DAVID BRIAN
BRADLEY BROWN
MARGARET BUSHEY
DANI CARAM
TERRY CAVAZOS
MICHELLE DREXLER-HALL
NANCY DUNCAN
KIMBERLY EVANS
MARYLOU FAVELA
JULIA FOX
WENDY LACEY
OLGA MEDINA
CHRISTINA NAUGLE
JULIE PUGH
BRIAN ROSS
SHIRLEY SCALES
TERRI SLATON
CAROLYN SNYDER
QUYEN URICK

CONSUMER LOANS

ROBERT CURRY
   Vice President
DON ENDERBY
   Asst. Vice President
MIKE GARCIA
   Officer

ESCROW

PAMELA MARTIN
   Asst. Vice President
DIANE NORIAN
   Officer
JANET WOODARD
   Officer

OUR GANG SERVICES

PAMELA HOLST
   Vice President
FRANCES JIMENEZ
   Asst. Vice President
MARJORIE KOCHER
   Officer

LOAN SERVICES

PAMELA J. GEREMIA
   Vice President

Asst. Vice Presidents
ANN MARKONIS
CHARLENE RAY
BARBARA ALMEIDA

REAL ESTATE

Vice Presidents
CHARLES BROWNING
TERRY SWANN

Asst. Vice Presidents
JANICE BAXTER
TERI GAUTHIER
ELIZABETH HEITMANN
ALICE MADRID

Officers
KAREN CLEMOW

TRUST & INVESTMENTS

WILLIAM S. THOMAS, JR.
   Sr. Vice President
JOHN ZIEGLER
   Sr. Vice President

Vice Presidents
JOHN BRINKER
JEAN BUBRISKI
CHRIS COLBERT
ANTHONY FIELDHOUSE
MARK GOLDEN
BARRY HUNTER
JANICE JOHNSON
WENDY PENKE
PAULETTE POSCH
ALICE SYKES
FRANK TABAR
JIM WILLIAMS

Asst. Vice Presidents
DAVID COVELL
NICKIE FURNIER CRANDALL
KAREN JAHNS
JUDITH MILAM
MICHAEL MORGAN
BARBARA PETRONIS
SALLY SYLVIA

Officers
WARREN BITTERS
MILTON BURTON
TEREASE CANN
JEANINE KARCZEWSKI
ROBERT RAMIREZ

BUSINESS BANKING

JOHN F. MURPHY
   Sr. Vice President
GERALD O. COWAN
   Sr. Vice President
RICHARD B. WELCH
   Sr. Vice President
BRUCE I. WENNERSTROM
   Sr. Vice President

Vice Presidents
LINDA CABLE
DONALD R. DUNCAN
WILLIAM ENHOLM
MICHAEL FLOYD
MIKE GRIFFIN
GARY HARRIS
MICHAEL R. KIRKWOOD
PHIL MORREALE
THOMAS PRENDIVILLE
ROBERT WESTWICK
BERNARD M. WITTKINS
JOHN H. WURZEL


SANTA BARBARA AREA

MAIN OFFICE

Vice President
EMMA TORRES

Asst. Vice Presidents
SANDRA COCKLIN
LORETTA GARDNER
Officers:
PATRICIA FANNING
PATRICIA OLVERA
KELLY SILVA
SUSAN WHITFORD

MESA OFFICE

THOMAS TURNER
   Asst. Vice President, Mgr.
VICTORIA WILLIAMS
   Officer

GOLETA AREA

LYNNETTE DAVIS
   Vice President
   Area Business Devel. Mgr.

GOLETA/FAIRVIEW OFFICE

CAROL THOMAS
   Vice President
MARY LOUISE LISCOMBE
   Officer

MAGNOLIA OFFICE

SCOTT HANSEN
   Asst. Vice President, Mgr.

Officers
MICHAEL DOMINGUEZ
MARTHA MERA

MONTECITO/CARPINTERIA AREA

MONTECITO OFFICE

SAMANTHA PARRETT
   Asst. Vice President, Mgr.
DEBBIE JIMENEZ
   Officer

CARPINTERIA OFFICE

CHRISTINE DEVRIES
   Asst. Vice President, Mgr.
JOHN LACEY
   Vice President
CHRISTOPHER O'CONNOR
   Officer

MONTECITO VILLAGE OFFICE

LINDA COWAN
   Vice President, Mgr.

Officers
ROSEMARY BERTKA
DEBORAH WILSON

SAN ROQUE AREA

JOANNE FUNARI
   Vice President
   Area Business Devel. Mgr.

SAN ROQUE OFFICE

MARY YOST
  Asst. Vice President, Mgr.

Officers
LISA VARGAS
JENNIFER WELCH

COTTAGE OFFICE:
DORIS WENGLER
   Asst. Vice President, Mgr.
MARGIE FAIRGRAY
   Officer

LA CUMBRE OFFICE:
KARAN DUQUETTE
   Customer Service Mgr.

SANTA YNEZ AREA

CHUCK PIRA
   Vice President
   Area Business Devel. Mgr.

SOLVANG OFFICE

Officers
SHIRLEY BROWN
CHERYL REYNOLDS
PEGGY CHAMBLIN

BUELLTON OFFICE

CHUCK PIRA
   Vice President
   Area Business Devel. Mgr.

VENTURA AREA

SUZANNE CHADWICK
   Vice President
   Area Business Devel. Mgr.

VENTURA OFFICE

ELIZABETH SEITZ
   Asst. Vice President, Mgr.
LEE DRAUGHON
   Vice President, Loan Officer
KIM  FERTIG
   Vice President, Loan Officer
JUDY FRAZIER
   Asst. Vice President, Trust Admin.
KENNETH HELMS
   Asst. Vice President
DONNA DE LOS SANTOS
   Officer

OXNARD OFFICE

KIMBERLEY GIBAS
   Asst. Vice President, Mgr.
DANIELLE NAVAS
   Officer

CAMARILLO OFFICE

JANICE GIBSON
  Asst. Vice President, Mgr.
SHARIE QUARRY
   Officer

HISTORICAL SUMMARY (unaudited)                                                                  Santa
Barbara Bancorp
                                                                                                    and
Subsidiaries

Balance Sheets (as of December 31):                          1994        1993         1992        1991
1990
Assets:
 Cash and due from banks                              $    69,630  $    50,946  $    44,059  $    44,987  $
29,233
 Federal funds sold                                        15,000           --           --       20,000
25,000
 Securities                                               386,959      383,518      387,670      323,585
235,119
 Bankers' acceptances
         and commercial paper                              80,594       63,614       35,300           --
--
 Net loans                                                486,520      454,163      467,862      491,529
531,962
 Premises and equipment, net                                7,391        6,657        5,111        7,598
6,036
 Other assets                                              21,522       20,245       21,237       19,483
16,495
         Total assets                                 $ 1,067,616  $   979,143  $   961,239  $   907,182  $
843,845

Liabilities and shareholders' equity:
 Demand deposits                                      $   147,085  $   114,557  $   116,342  $   107,068  $
99,806
 Time and savings deposits                                809,632      751,696      733,033      693,554
646,613
         Total deposits                                   956,717      866,253      849,375      800,622
746,419
 Securities sold under
         agreements to repurchase
         and Federal funds purchased                        9,487       20,155       25,983       30,046
27,092
 Other liabilities                                          7,452        6,744        8,736        9,299
12,077
 Shareholders' equity                                      93,960       85,991       77,145       67,215
58,257
         Total liabilities and shareholders' equity   $ 1,067,616  $   979,143  $   961,239  $   907,182  $
843,845

Statements of Income
 (for the years ended December 31):
 Operating revenue                                    $    87,984  $    82,535  $    85,978  $    91,335  $
90,268
 Operating expense (1)                                     70,515       65,848       69,968       76,803
76,224
 Income before taxes                                       17,469       16,687       16,010       14,532
14,044
 Applicable income taxes (1)                                4,518        3,757        4,310        3,824
3,740
         Net income                                   $    12,951  $    12,930  $    11,700  $    10,708  $
10,304

Per share data (adjusted
         for stock dividends and splits):
 Average shares outstanding                                 5,098        5,189        5,182        5,197
5,187
 Net income                                           $      2.54  $      2.49  $      2.26  $      2.06  $
1.99
 Cash dividends declared                              $      0.78  $      0.70  $      0.57  $      0.46  $
0.27
Other statistics:
 Stock dividends declared                                      --           --           --           5%
2x5%
 Stock splits declared                                         --           --           --           --
-- Trust assets under administration
         (market value)                               $ 1,188,748  $ 1,165,522  $   926,233  $   853,428  $
722,862

(1) For the year 1992, operating expense includes the cumulative effect of the accounting change and provision
           for income tax includes the tax effect of the change. For the year 1993, provision for income tax includes

HISTORICAL SUMMARY-CONTINUED

Balance Sheets (as of December 31):           1989     1988    1987      1986    1985      1980    1975    1970    1965
Assets:
 Cash and due from banks                   $ 46,941 $ 48,273 $ 23,684 $ 42,987 $ 24,485 $ 12,357 $21,755 $ 5,253 $ 1,766
 Federal funds sold                          40,000   30,000   15,000   15,000   23,600    3,425   1,100     700      --
 Securities                                 149,031  171,419  143,714  203,160  137,369   64,299  33,327  11,935   6,701
 Bankers' acceptances
         and commercial paper                19,883   29,200   24,729   19,795   19,619    4,934      --      --      --
 Net loans                                  445,475  344,051  277,054  228,577  206,563  103,580  39,544  21,134  12,854
 Premises and equipment, net                  6,874    5,248    6,210    4,509    5,326    4,590   1,936     718     194
 Other assets                                13,774    7,376    7,348   10,282    6,308    3,307   1,339     373     164
         Total assets                      $721,978 $635,567 $497,739 $524,310 $423,270 $196,492 $99,001 $40,113 $21,679

Liabilities and shareholders' equity:
 Demand deposits                           $107,677 $ 96,866 $ 84,658 $110,863 $ 82,060 $ 64,405 $39,134 $16,867 $ 8,370
 Time and savings deposits                  527,661  470,074  357,281  361,218  292,404  109,798  50,085  20,188  11,000
         Total deposits                     635,338  566,940  441,939  472,081  374,464  174,203  89,219  37,055  19,370
 Securities sold under
         agreements to repurchase
         and Federal funds purchased         26,228   15,924   11,115   12,400   15,875    4,723   3,750      --      --
 Other liabilities                            7,039    7,213    8,391   11,246    6,994    3,202   1,211     394     394
 Shareholders' equity                        53,373   45,490   36,294   28,583   25,937   14,364   4,821   2,664   1,915
 Total liabilities and shareholders' equity$721,978 $635,567 $497,739 $524,310 $423,270 $196,492 $99,001 $40,113 $21,679

Statements of Income
 (for the years ended December 31):
 Operating revenue                         $ 78,698 $ 60,444 $ 51,706 $ 45,014 $ 45,524 $ 21,870 $ 7,054 $ 3,067 $ 1,203
 Operating expense (1)                       65,656   49,953   44,038   40,193   41,703   18,375   5,983   2,424   1,075
 Income before taxes                         13,042   10,491    7,668    4,821    3,821    3,495   1,071     643     128
 Applicable income taxes (1)                  3,392    2,410    1,173     (829)     (43)   1,183     286     331      30
         Net income                        $  9,650 $  8,081 $  6,495 $  5,650 $  3,864 $  2,312 $   785 $   312 $    98

Per share data (adjusted
         for stock dividends and splits):
 Average shares outstanding                   5,263    5,266    5,114    4,978    4,993    4,742   4,001   4,008   4,008
 Net income                                $   1.83 $   1.53 $   1.27 $   1.13 $   0.77 $   0.49 $  0.20 $  0.08 $  0.02
 Cash dividends declared                   $   0.26 $   0.19 $   0.16 $   0.13 $   0.12 $   0.07 $  0.04 $  0.02    0.00
Other statistics:
 Stock dividends declared                        --      12%       --       --       5%      15%      8%      5%      5%
 Stock splits declared                      4 FOR 3       --       --  3 FOR 1  5 FOR 4       --      --      --      --
 Trust assets under administration
         (market value)                    $700,948 $616,948 $600,817 $537,608 $315,961 $112,696 $46,265 $25,477 $ 5,548


Santa Barbara Bancorp and Subsidiaries
1994 FINANCIAL STATEMENTS & INFORMATION

TABLE OF CONTENTS                                                      Page

Management's Responsibility for Financial Reporting                     12
Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               13
Report of Independent Public Accountants                                37
Consolidated Balance Sheets                                             38
Consolidated Statements of Income                                       39
Consolidated Statements of Changes in
     Shareholders' Equity                                               40
Consolidated Statements of Cash Flows                                   41
Notes to Consolidated Financial Statements                              42
Selected Annual and Quarterly Financial Data                            56


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Management of Santa Barbara Bancorp is responsible for the preparation, integrity, and fair presentation of the Company's annual financial statements and related financial data contained in this report. With the exception that some of the information in Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a tax-equivalent basis to improve comparability, all information has been prepared in accordance with generally accepted accounting principles and, as such, includes certain amounts that are based on Management's best estimates and judgments.

The consolidated financial statements presented on pages 38 through 41 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

Management is responsible for establishing and maintaining an internal control structure over financial reporting. Two of the objectives of this internal control structure are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company's financial statements and other financial reporting is done in accordance with generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1994, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can change with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1994, Santa Barbara Bancorp's internal control structure was effective in achieving the objectives stated above.

The Board of Directors is responsible for reviewing and monitoring the policies and practices employed by Management in preparing the Company's financial reporting. This is accomplished through its Audit Committee, which is comprised of directors who are not officers or employees of the Company. The Committee reviews accounting policies, control procedures, internal and independent audit reports, and regulatory examination reports with Management, the Company's internal auditors, and representatives of Arthur Andersen LLP. Both the Company's internal auditors and the representatives of Arthur Andersen LLP have full and free access to the Committee to discuss any issues which arise out of their examinations without Management present.



David W. Spainhour                     Kent M. Vining
President and                          Senior Vice President and
Chief Executive Officer                Chief Financial Officer



OVERVIEW OF THE EARNINGS, FINANCIAL CONDITION, AND BUSINESS OF THE COMPANY

Introduction

It was another year of growth for Santa Barbara Bancorp in 1994. Net income increased over the prior year amount for the 29th consecutive year. Net income for 1994 was up $21,000, while earnings per share increased from $2.49 to $2.54, an increase of 2%. Assets, deposits and equity all grew in 1994, both in terms of their average balances for the year and from period end to period end. Net interest income also increased over 9.4% after provision for loan losses.

Southern California has yet to experience the economic recovery other areas of the country have seen. This continues to impact the ability of some borrowers to repay loans according to their contractual terms. Non-performing assets increased, but at the end of the year represented less than one percent of total assets. This compares favorably with the peer banks (Note A). Management has continued to augment the allowance for loan loss. At year end 1994, the allowance was 2.59% of total loans and 170% of non-current loans.

Santa Barbara Bancorp (the "Bancorp") is a California bank holding company incorporated in 1982 that is headquartered in the city of Santa Barbara. Unless otherwise stated, "Company" refers to the consolidated entity, and "Bancorp" refers to the parent company only. The Bancorp on its own has a few operations, but these are very insignificant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank").

The Bank first opened for business in March, 1960, as Santa Barbara National Bank, and became a state-chartered bank in May, 1979, changing its name to Santa Barbara Bank & Trust. The Bank operates ten banking offices along the southern Santa Barbara County coastline and two offices in the county's central Santa Ynez Valley. The Bank is currently in the process of opening three offices in adjacent Ventura County, one in Camarillo, one in Oxnard, and one in the City of Ventura. A full range of banking services are offered to households, professionals, and small to medium size businesses.

The Bancorp's other operating subsidiary, SBBT Service Corporation (the "ServiceCorp"), provides correspondent bank services, such as check processing, and professional services, such as internal audit review, to other financial institutions throughout the Central Coast of California.

The remainder of this discussion is to assist readers of the accompanying financial statements by providing information on the environment in which the Company operates, the risks for a financial institution in this environment, the strategies adopted by the Company to address these risks, and the results of these strategies. Each of these elements will be addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes therein. Lastly, it is intended to provide insight into Management's assessment of the operating trends over the last several years and its expectations for 1995.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factor in 1994 has been the actions of the Federal Reserve Board to push up short-term interest rates. These actions were taken to slow the rate of the country's economic growth and thereby forestall inflationary pressures. This has had both a negative impact on the value of the Company's fixed income securities portfolios and a positive impact on its net interest income as margins have increased.

The local economy is still being impacted by reductions in defense spending. Like in 1993, a number of local companies whose business is tied to the defense industry implemented or announced significant layoffs. Tourism has long been important to the communities in the Company's market area. The recession meant less disposable cash to spend on travel, but there appears to have been some improvement in this segment of the local economy in 1994. The local governments have generally been perceived to be inclined towards environmentalism and slow-growth. However, at both the state and local levels more attention is now being paid to the need to create a supportive business climate in order to maintain a healthy, sustainable economy.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. As a bank holding company, the Bancorp is primarily regulated by the Federal Reserve Bank (the "FRB"). The Bank is primarily regulated by the FDIC and, as a state-chartered commercial bank, by the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. The Bank is currently considering membership in the Federal Reserve System as a strategy to simplify regulatory issues.

Changes in regulation impact the Company in different ways. The FRB requires that the Company maintain cash reserves with it equal to a percentage of the Company's transaction deposits. Increasing or decreasing the percentage of deposits that must be held at the FRB impacts the amount of funds available to the Company to lend to customers. In 1991, the FRB reduced the amount of cash reserves that must be held at the FRB in an effort to stimulate additional lending by banks across the country.

The Company is also impacted by the imposition of minimum capital requirements. At the end of 1992, new capital adequacy rules went into effect which limited deposit growth for some institutions and have influenced the choice of investments for all institutions. These rules are discussed below in the section entitled "Capital Adequacy."

A third recent regulatory change impacting the Company is the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which became effective in 1992. Among the changes this legislation has brought to the banking industry are new requirements relating to the audit committees of Boards of Directors, to internal controls over financial reporting, and to the measurement and management of interest rate risk. The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements of the act are discussed below in the section titled "Regulation."

Trends in the Banking and Financial Services Industries

Among the major trends within the banking and financial services industry over the last several years has been the continuing consolidation through mergers and seizures. Also, increased competition has come from companies not typically associated with the banking and financial services industry such as AT&T and General Motors.

Over the last several years there has been the mega-merger of Bank of America and Security Pacific, a number of savings and loan associations with offices in the Company's market area which have been seized by the Resolution Trust Corporation, and a number of institutions whose deposits and/or offices have been sold to other institutions. Most recently, the largest community bank in Ventura County, Bank of A. Levy, was acquired by First Interstate Bancorp. This process of consolidation is expected to continue, and Management expects that, as in the past, it will provide the opportunity for the Company to gain both "in-market" market share from customers not satisfied with the new institution chosen for them and the opportunity for expansion into new geographic markets.

Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new residential loan products, and programs for the sale of mutual funds and annuities to retail customers through the Company's trust division.

RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of these external factors as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined. Also, the risks associated with old products must periodically be reassessed. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and reassessment allows the Company to select the level of risk and the corresponding level of reward that is appropriate to the current economic conditions.

These special risks related to financial products are credit risk, market risk, mismatch risk, and basis risk. The nature of each of these risks will be explained in appropriate sections below. The effective management of these risks is the backbone of the Company's business strategy.

NET INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF ASSETS AND LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company takes in funds from depositors or other creditors and then either loans the funds to borrowers or invests those funds in the securities or other financial instruments. Fee income is discussed in other sections of this analysis.

Net interest income as reported on the statements of income is the difference between the interest income and fees earned on loans and investments and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors. The first factor is that the portion of the Company's assets that earn interest is larger than the portion of its liabilities on which interest must be paid. The second is that in most situations, the Company is able to earn more on each dollar of assets that it lends or invests than it must pay. Net interest margin is net interest income expressed as a percentage of earning assets. This ratio is used so that the Company can monitor the spread between interest income and interest expense from month to month and year to year irrespective of any volume changes related to the growth of the Company, and to enable it to compare its spread with other financial institutions regardless of their size.

To maintain its net interest margin at a level sufficient to generate steady earnings, the Company must manage the relationship between interest earned and paid. Stated another way, with so many of its assets earning interest and so many of its liabilities requiring interest to be paid, the Company is subject to risks that are related to changes in interest rates.

Market Risk

The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold, the Company would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to "market risk" is due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed securities generally earn less interest than longer term fixed securities.

Note 13 to the financial statements discloses the carrying amounts and market values of the Company's financial instruments as of the end of 1993 and 1994. The net appreciation at the end of 1993 is $19.1 million compared with net depreciation of $8.6 million at the end of 1994. This decrease is due to several factors. As shown in Note 2 to the financial statements, the Company has a large portfolio of municipal securities. These longer term notes had net unrealized appreciation of $18.6 million at the end of 1993. They have declined in value with the steady increase of interest rates during 1994, but still have unrealized appreciation of $8.3 million. Secondly, some of the securities that were held in the held-to-maturity portfolio at appreciated amounts at the end of 1993 have since matured. With increased interest rates, the securities in the held-to-maturity portfolio which were purchased to replace these maturing investments have experienced some decline in value. Thirdly, in 1993, many of the Company's customers refinanced their loans in order to take advantage of the lower rates available that year. While the Company sells most fixed rate residential loans into the secondary mortgage markets, some of them could not be sold until seasoned or because of nonconforming terms. These fixed rate loans have now declined in value in the same manner that securities do when interest rates rise.

Mismatch Risk

The second interest-related risk arises from the fact that when interest rates change, the changes may not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. The Company has a large portion of its loan portfolio tied to its base lending rate. If the base lending rate is lowered because of general market conditions, e.g., other banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on the deposits.

A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising. This exposure to "mismatch risk" is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand. The Company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

One of the means of monitoring this matching process is by use of a table like Table 1, titled "Interest Rate Sensitivity." The table shows the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched. This table is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percent of total assets. The Company's target is to have a gap as a percentage of total assets of no more than 10% plus or minus in any of the three periods within one year, with the emphasis on the first two periods.

Table 1- Interest Rate Sensitivity
As of December 31, 1994                             After three After six   After one
Noninterest
(in thousands)                            Within      months     months     year but               bearing
or
                                           three    but within  but within  within     After five
nonrepricing
                                           months   six months   one year   five years   years        items
Total
Assets:
Loans (Note F)                            281,625    78,929     42,576     61,220     23,199       11,882
499,431
Cash and due from banks                        --        --         --         --         --       69,630
69,630
Federal funds sold                         15,000        --         --         --         --           --
15,000
Securities:
  Held-to-maturity                          2,680     4,447     10,093    225,648     56,652           --
299,520
  Available-for-sale                       15,000     4,990     13,826     53,623         --           --
87,439
Bankers' acceptances                       56,783    23,811         --         --         --           --
80,594
Other assets (Note F)                          --        --         --         --         --       16,002
16,002
Total Assets                              371,088   112,177     66,495    340,491     79,851       97,514
1,067,616

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
    Federal funds purchased                 9,487        --         --         --         --           --
9,487
  Other borrowings                          1,000        --         --         --         --           --
1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                  363,549        --    247,745         --         --           --
611,294
  Time deposits                            63,805    30,875     39,907     63,275        476           --
198,338
Demand deposits                                --        --         --         --         --      147,085
147,085
Other liabilities                              --        --         --         --         --        6,452
6,452
Net shareholders' equity                       --        --         --         --         --       93,960
93,960
Total liabilities and
  shareholders' equity                    437,841    30,875    287,652     63,275        476      247,497
1,067,616
Interest rate-
  sensitivity gap                         (66,753)   81,302   (221,157)   277,216     79,375     (149,983)
Gap as a percentage of
  total assets                             (6.25%)    7.62%    (20.72%)    25.97%      7.43%      (14.05%)
Cumulative interest
  rate-sensitivity gap                    (66,753)   14,549   (206,608)    70,608    149,983

The first measuring period shown in the table covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant positive gap--assets significantly exceeded liabilities--and interest rates dropped suddenly, the Company would have to wait for more than three months before enough deposits could be repriced to offset the lower earnings on the assets.

At year-end 1994, the Company has a slightly negative gap in this first period. Liabilities exceed assets by 6.25% of total assets, well within the target range of 10%. This negative gap is primarily caused by repricing assumptions on some of the deposit accounts. There is some arbitrariness in the assignment to specific time periods of deposit accounts that reprice at the option of the Company. For the purposes of this table, the Company has made the assumption that some of the money market accounts will reprice within three months, but this will be governed by market conditions rather than contractual terms.

In the next period, after three months but within six months, there is an excess of assets over liabilities, but again the mismatch is within the target range of the Company.

For the third period, after six months but within one year, liabilities substantially exceed assets. However, this excess is also due to some assumptions the Company makes with respect to its deposits. NOW accounts, money market accounts, and passbook savings accounts may be repriced at any time, and thus by their contractual terms would ordinarily be placed in the first period--within three months. However, depositors do not expect the rate on these accounts to change with each slight movement of market interest rates, so Management does not expect to reprice these accounts more often than every six months to a year. These accounts are therefore placed in the third period--after six months but within one year. In practice, however, if interest rates were to rise or fall precipitously, these accounts would be repriced as often as necessary to protect the net interest margin while remaining competitive in the market place. Management is therefore also not taking any specific steps to lessen the gap for this period, other than reviewing the assumptions about repricing frequency on a continuing basis in light of current market conditions.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. The Company does attempt to loosely match its long-term municipal bond holdings with long-term IRA certificates of deposit, However, much of the rest of the assets in this category are highly liquid U.S. Treasury notes which, as part of the liquidity portfolio as explained in "Securities" below, would be sold if interest rates rise, in order to achieve a repricing.

Basis Risk

The third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of the gap report, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While evenly matched in the gap report, the Company would suffer a decrease in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Income Simulation

While a gap report can show mismatches in the maturities and repricing opportunities of assets and liabilities, it has limited usefulness in measuring or managing market risk and basis risk. To assess the extent of these risks in both its current position and the potential results of positions it might take in the future, the Company uses a computer model to simulate the effect on interest income of different interest rate scenarios. These scenarios include both sudden and gradual interest rate changes, and changes in both directions.

Asset/Liability Management

In general, the Company monitors the trends in interest rates and responds to them so as to minimize risk while maximizing net interest income. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above.

Table 2, "Distribution of Average Assets, Liabilities and Shareholders" Equity and Related Interest Income, Expense and Rates," sets forth the average balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Average balances for the year are used in the table rather than the end of the year amounts shown in the balance sheets of the accompanying financial statements. When comparing year to year, the use of average balances more accurately reflects growth patterns since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances and not to what the balances happened to be on the last day of the year.

TABLE 2 -- Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest
Income,
             Expense, and Rates                                                        (Taxable equivalent
basis-- Notes B and E)
(amounts in thousands)                       1994                          1993                        1992
                                  Balance  Interest    Rate   Balance   Interest   Rate     Balance
Interest  Rate
Assets:
 Loans:
  Commercial                   $  169,001  $ 16,472   9.75 %  $181,813  $ 15,725   8.65 %  $187,397  $
16,577  8.85 %
  Real estate                     230,607    19,138   8.30     206,504    18,803   9.11     205,475
20,640 10.05
  Consumer                         78,997    11,603  14.69      83,153     8,905  10.71      93,347
9,743 10.44
   Total loans                    478,605    47,213   9.86     471,470    43,433   9.21     486,219
46,960  9.66
 Securities:
  Taxable                         350,849    18,580   5.30     300,645    17,074   5.68     308,490
19,556  6.34
  Non-taxable                      83,711    11,114  13.28      76,723    10,490  13.67      73,311
9,805 13.37
   Total securities               434,560    29,694   6.83     377,368    27,564   7.30     381,801
29,361  7.69
 Money market instruments:
  Bankers' acceptances             31,282     1,500   4.80      22,662       760   3.35       3,583
127  3.54
  Federal funds sold               16,709       772   4.62      26,881       795   2.96       5,033
190  3.78
   Total money market
    instruments                    47,991     2,272   4.73      49,543     1,555   3.14       8,616
317  3.68
 Total earning assets             961,156    79,179   8.24 %   898,381    72,552   8.08 %   876,636
76,638  8.74 %
 Non-earning assets                58,313                       64,109                       55,500
  Total assets                 $1,019,469                     $962,490                     $932,136

Liabilities and shareholders' equity:
 Borrowed funds:
  Repurchase agreements and
   Federal funds purchased     $   23,632       878   3.72 %  $ 24,952       728   2.92 %  $ 30,128
1,058  3.51 %
  Other borrowings                  2,314        81   3.50       2,586        68   2.63       4,113
136  3.31
   Total borrowed funds            25,946       959   3.70      27,538       796   2.89      34,241
1,194  3.49
 Interest bearing deposits:
  Savings and interest bearing
   transaction accounts           562,049    14,714   2.62     505,085    11,493   2.28     463,378
14,246  3.07
  Time deposits                   214,860     9,294   4.33     240,080    10,073   4.20     264,378
13,337  5.04
   Total interest bearing
    deposits                      776,909    24,008   3.09     745,165    21,566   2.89     727,756
27,583  3.79
   Total interest bearing
    liabilities                   802,855    24,967   3.11 %   772,703    22,362   2.89 %   761,997
28,777  3.78 %
 Demand deposits                  119,578                      100,384                       90,271
 Other liabilities                  6,662                        5,572                        6,779
 Net shareholders' equity          90,374                       83,831                       73,089
  Total liabilities and
   shareholders' equity        $1,019,469                     $962,490                     $932,136

Interest income/earning assets                        8.24 %                       8.08 %
8.74 %
Interest expense/earning assets                       2.60                         2.49
3.28
Net interest margin                          54,212   5.64                50,190   5.59
47,861  5.46
Provision for loan losses
 charged to operations/earning assets         6,257   0.65                 6,150   0.68
4,650  0.53
Net interest margin after provision
 for loan losses on tax equivalent basis     47,955   4.99 %              44,040   4.91 %
43,211  4.93 %
Less: taxable equivalent income
 included in interest income from
 non-taxable securities and loans             4,279                        4,119
3,722
Net interest income                        $ 43,676                     $ 39,921                     $
39,489


TABLE 3 -- Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis' Notes D and E)
(in thousands)                           1994 over 1993                        1993 over 1992
                                Volume      Rate        Total         Volume      Rate         Total
Increase (decrease) in:
Interest income:
  Loans
    Commercial loans            $ (1,160)   $  1,907    $    747      $   (484)   $   (368)    $   (852)
    Real estate loans              2,089      (1,754)        335           103      (1,940)      (1,837)
    Consumer loans                  (465)      3,163       2,698        (1,085)        247         (838)
          Total loans                464       3,316       3,780        (1,466)     (2,061)      (3,527)
  Securities:
    Taxable                        2,706      (1,200)      1,506          (487)     (1,995)      (2,482)
    Non-taxable                      931        (307)        624           462         223          685
      Total securities             3,637      (1,507)      2,130           (25)     (1,772)      (1,797)
  Money market instruments:
    Bankers' acceptances             346         394         740           640          (7)         633
    Federal funds sold              (369)        346         (23)          655         (50)         605
      Total money market
          instruments                (23)        740         717         1,295         (57)       1,238
  Total earning assets             4,078       2,549       6,627          (196)     (3,890)      (4,086)

Liabilities:
    Repurchase agreements and
      Federal funds purchased        (41)        191         150          (167)       (163)        (330)
    Other borrowings                  (7)         20          13           (44)        (24)         (68)
          Total borrowed funds       (48)        211         163          (211)       (187)        (398)
  Interest bearing deposits:
    Savings and interest bearing
      transaction accounts         1,387       1,834       3,221         1,184      (3,937)      (2,753)
    Time certificates of deposit  (1,084)        305        (779)       (1,160)     (2,104)      (3,264)
        Total interest bearing
          deposits                   303       2,139       2,442            24      (6,041)      (6,017)
        Total interest bearing
          liabilities                255       2,350       2,605          (187)     (6,228)      (6,415)
  Net interest margin           $  3,823    $    199    $  4,022      $     (9)   $  2,338     $  2,329

Changes in the dollar amount of interest earned or paid will vary from one year to the next because of changes in the average balances ("volume") of the various earning assets and interest-bearing liability accounts and changes in the interest rates applicable to each category. Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the difference in interest earned and paid on the major categories of assets and liabilities in terms of the effects of volume and rate changes for the periods indicated.

Each of the major categories of assets and liabilities will be discussed below, with a description of the reason for significant changes in the balances, how they impacted the net interest income and margin, and how they fit in with the overall asset/liability strategy for managing risk.

As mentioned above, the Company carefully monitors its net interest income and its net interest margin. As might be expected, as the Company has grown and has had more earning assets, net interest income has increased. However, whether the net interest margin, the spread between interest income and expense, increases or decreases, depends on how well the Company has managed its interest rate and basis risk and its product pricing policy.

The success of these steps is seen in the upward trend in the net interest margin over the last several years. In 1993, the net interest margin increased from 5.46% in 1992 to 5.59%, and in 1994 it increased to 5.64%. The net interest margin for the Company's peers in 1992 and 1993 was 4.78% and 4.73%, respectively, and for the first nine months of 1994 it was 4.73%.

With interest rates declining in 1992, relatively stable in 1993, and rising in 1994, this upward trend in the net interest margin was accomplished by lowering rates paid more than rates earned when rates were declining and by raising rates on loans more than rates paid on deposits when rates were rising. While the average rate earned on assets fell from 8.74% in 1992 to 8.08% in 1993, a decline of 66 basis points, the weighted average cost of funds (interest expense expressed as a percentage of earning assets) decreased 79 basis points from 3.28% in 1992 to 2.49% in 1993. For 1994 compared with 1993, the average rate earned increased 16 basis points while the average cost of funds increased 11 basis points.

There are always steps that the Company can take to increase its net interest margin. Among these steps would be to increase the average maturity of its securities portfolios because longer term instruments earn a higher rate; to emphasize fixed rate loans because they earn more than variable rate loans; to purchase lower rated securities; and to lend to less creditworthy borrowers. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involve more risk. The first two involve more market risk, the second two more credit risk. For 1994, the Company strove to increase the proportion of loans relative to securities, which is a shift from lower earning assets to higher earning assets, while maintaining the same average maturity and credit risk characteristics. This balanced approach is also what is planned for 1995.

Non-earning Assets

For a bank, non-earning assets are those assets like cash reserves, equipment, and premises which do not earn interest. This ratio is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in non-earning assets lessens the amount of interest that may be earned. Average non-earning assets as a percentage of total average assets increased from 5.95% in 1992 to 6.66% in 1993. The major reason for this increase was Other Real Estate Owned ("OREO"). Foreclosure action was taken on one large loan resulting in the addition of over $9 million in OREO. Though only $2.0 million of the properties obtained in this foreclosure remained unsold at December 31, 1993, carrying it as OREO during most of the year significantly impacted the average balance of non-earning assets. Similarly, the expected foreclosure on another loan resulted in $5 million being carried as OREO for a portion of 1993, before the loan was eventually paid.

With these properties disposed of in 1993, the average balance of OREO was only $1.9 million in 1994 compared with $11.0 million in 1993. This aggressive approach to disposing of foreclosed property allowed average non-earning assets to drop to 5.72% of assets in 1994. The Company's ratio compares very favorably to its peers. At September 30, 1994, the average ratio of non-earning assets to total assets for all FDIC banks, regardless of size, was 15.14%. Using the Company's average asset size and average rate of 4.73% earned in 1994 on money market investments, having an extra 9.42% of assets earning interest meant the Company had $96.0 million more in earning assets compared with its peers and earned $4.5 million in pre-tax income on those assets. This efficient use of assets allows the Company to produce a given amount of revenue at substantially less risk risk than its competition. There is less risk because additional deposits or borrowings do not have to be obtained to fund the assets generating the revenue.

SECURITIES

The major components of the earning asset base for 1994 were the securities portfolios, the loan portfolio and the money market instrument portfolio. The structure and detail within these portfolios are of vital significance in analyzing the financial condition of the Company. The loan and money market portfolios will be covered in later sections of this discussion.

SFAS 115 and the Establishment of Two Portfolios

Upon implementation of SFAS 115 at December 31, 1993 as described in Note 1 to the accompanying consolidated financial statements, Management was required to formally classify each security purchased as one that would be held to maturity or would be available for sale. To accomplish this classification, the Company divided its securities portfolio in two components, the "Earnings" or held-to-maturity portfolio and the "Liquidity" or available-for-sale portfolio.

The first of these portfolios consists of tax-exempt obligations and U.S. Treasury and agency securities with longer original maturities. These securities are purchased with the intention and ability to hold to maturity and would be sold only in the event of concerns with the creditworthiness of the issuer, a change in the tax law that eliminates or reduces the tax-exempt status of interest earned from the security, or a few other infrequent situations permitted by SFAS 115. They would not be sold because of changes in market rates, liquidity needs, or asset/liability management concerns.

The second portfolio, the liquidity portfolio, consists of U.S. Treasury and agency securities with a shorter original maturity term. These securities might be sold for liquidity needs and asset/liability concerns, and as explained below, will be sold if their market value deteriorates to a predetermined point because of higher interest rates.

TABLE 4 -- Maturity Distribution and Yield Analysis of the Securities Portfolios
                                                                 After one     After five
As of December 31, 1994                             One year      year to       years to         Over
(amounts in thousands)                               or less     five years     ten years      ten years
Total
Maturity distribution:
 Available-for-sale:
  U.S. Treasury obligations                        $ 23,885     $  24,254            --            --
$  48,139
  U.S. agency obligations                             9,931        29,369            --            --
39,300
 Subtotal                                            33,816        53,623            --            --
87,439
 Held-to-maturity:
  U.S. Treasury obligations                              --       195,354            --            --
195,354
  U.S. agency obligations                                --        14,654            --            --
14,654
  State and municipal
   securities                                        17,220        15,640      $ 35,798      $ 20,854
89,512
     Subtotal                                        17,220       225,648        35,798        20,854
299,520
Total                                              $ 51,036     $ 279,271      $ 35,798      $ 20,854
$ 386,959
Weighted average yield (Tax equivalent-Note B):
 Available-for-sale:
  U.S. Treasury obligations                            5.72%         5.30%           --            --
5.51%
  U.S. agency obligations                              5.30%         4.49%           --            --
4.68%
 Weighted average                                      5.60%         4.85%           --            --
5.13%
 Held-to-maturity:
  U.S. Treasury obligations                              --          5.66%           --            --
5.66%
  U.S. agency obligations                                --          5.72%           --            --
5.72%
  State and municipal
   securities                                         14.81%        12.52%        12.89%        10.70%
12.68%
    Weighted average                                  14.81%         6.14%        12.89%        10.70%
7.76%
Overall weighted average                               8.70%         5.88%        12.89%        10.70%
7.16%


Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers (primarily the liquidity portfolio); 2) the deposits of public agencies and trust customers must be secured by certain assets of the Company, as required by law, and portions of either of the securities portfolios may be used for this function; 3) they are a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and 4) they are an alternative interest-earning use of funds when loan demand is light (primarily the earnings portfolio). Prior to 1986, much of the income from the securities now included in the earnings portfolio had the additional advantage of being tax-exempt through investment in state and municipal bonds. Since 1986, this availability is more limited, but the Company is still able to earn about $7 million in tax-exempt income each year from this portfolio.

Liquidity, the first purpose listed above, is provided through proceeds arising from either the sale or maturity of securities. To serve this purpose, the combined portfolios must be of an adequate size so that a large number of individual issues may be purchased with staggered maturities. This ensures that there are adequate amounts maturing or close to maturity to provide liquidity when needed. Securities in the earnings or held-to-maturity portfolio may not be sold without calling into question Management's intent to hold to maturity the remaining securities in that portfolio. However, maturing securities provide liquidity irrespective of whether they had been part of the earnings or liquidity portfolio, there being no requirement that proceeds from securities maturing from the earnings portfolio be reinvested in a like manner. In assessing the adequacy of the size of the portfolio and managing the maturity schedule, Management tends to look at the combination of U.S. Treasury securities, bankers' acceptances and Federal funds sold. Funds are switched between these instruments based on their relative interest rates and other factors discussed below.

The relative amounts of securities maintained in the earnings and liquidity portfolios should change based on expected liquidity needs. The Company's investment and liquidity policies direct that if the ratio of loans to assets increases, then most new purchases would be made for the liquidity portfolio, because the liquidity of the Company is decreasing with the rise in loans. When loans are decreasing as a percentage of total assets, most new purchases would be made for the earnings portfolio to obtain higher yields.

The legal requirements for securing specific deposits, the second purpose of the portfolio, may only be satisfied by certain types of securities. A large proportion of the deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

As discussed above, a major concern in managing interest rate risk is matching the maturities and/or repricing characteristics of assets and liabilities so that changes in interest rates will affect both sides of the balance sheet equally. The Company tries to better meet the needs of loan customers by being flexible in offering a variety of maturity and repricing terms for the funds they borrow from the Company. Their decisions, however, will not always match the maturity and repricing decisions made by the deposit customers. Because the Company can select from a wide variety of securities which have different maturities and repricing terms, the securities portfolios may be used to obtain the desired overall matching.

This use of the portfolios for matching is also available only if there are frequent maturities that provide cash to reinvest. With a little over 24% of the combined portfolios made up of long-term tax-exempt securities, the tax advantages of which cannot be replaced if they are sold, it is necessary for most of the remaining portion of the portfolio to be invested in securities with shorter maturities. The maturity of most purchases in the last two years has been in the 1 to 3 year range.
The emphasis on purchasing shorter maturities is evident in Table 4, which sets forth the book value and maturity ranges of the two security portfolios at December 31, 1994. The weighted average yields (using taxable equivalent adjustments in calculating the yields of state and municipal securities--Note B) of the securities are also shown. By comparing the average yields on the taxable securities (U.S. Treasury and agency securities) with the average rates earned from loans as shown in Table 2, it is obvious why securities are purchased for earnings only when loan demand is weak.

Tax-Exempt Securities

The average yields for tax-exempt securities reported in Table 4 are significantly higher than for taxable securities, but this advantage is not readily available since the passage of the Tax Reform Act of 1986 ("TRA"). Certain provisions of this act disallow a deduction in the Company's tax return for the portion of the interest expense paid on deposits and other liabilities that fund most tax-exempt securities now purchased.

However, certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities, and the Company must do a careful credit evaluation to ascertain that the municipality has a diverse and healthy tax base from which to repay the debt. In reviewing securities for possible purchase, management must also ascertain that they have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax or the tax advantage could be lost. In the last several years the Company has been able to identify some securities that met all of these criteria and purchased $9.7 million in 1994, $2.6 million in 1993, and $2.5 million in 1992. Management expects any purchases in coming years to be of about the same magnitude.

Portfolio Turnover, Unrealized Gains and Losses, and Securities Losses

As shown in the accompanying consolidated statements of cash flows there appears to be a relatively large turnover in the securities portfolios. The purchase of relatively short-term securities both to provide liquidity and to minimize market risk, as explained above, is part of the reason for the high turnover in the Company's securities portfolios. However, proceeds from sales of $139 million is still almost 32% of the average balance of $435 million for the securities portfolios for the year.

The turnover from sales is the result of the Company following a "stop loss" policy of liquidating taxable fixed rate securities with a remaining maturity of over one year if they have declined in fair value by a specified amount, while holding securities that have appreciated in fair value because of declining rates. With the adoption of SFAS 115, only the securities in the liquidity portfolio are subject to sale for this reason. There are two advantages to following this policy.

First, as discussed above, fixed rate securities are subject to market risk when interest rates change. Therefore, if interest rates change, the holder is faced with the choice of whether to hold the security and continue to earn its fixed rate until maturity, or sell it and use the proceeds to purchase a current security. If rates have declined, the seller will recognize a gain but earn less income on the new security in the future. If rates have increased, the seller will recognize a loss but earn more income on the new security. The amount of the gain or loss from the sale is simply the net present value of the greater or lesser interest that would be earned by holding the security compared to what would be earned on a new security over the same term.

Thus far, the investor holding an appreciated security would be indifferent between the two possible courses of action: 1) selling the security and recognizing an immediate gain from a sale but earning less on the reinvestment at lower rates, or 2) foregoing the immediate gain by holding the security but earning more in the future. Similarly, the owner of a depreciated security would be indifferent between 1) recognizing an immediate loss and realizing future increased interest income by reinvesting the proceeds, or 2) avoiding the loss but earning less interest in the future. However, the tax treatment of these transactions favors holding appreciated securities and selling depreciated ones. Selling a depreciated security generates an immediate tax loss that will offset other income, and defers the tax expense on the increased interest from the new security over its life. Selling an appreciated security generates an immediate tax liability which is only recovered over time through lower taxes on the new lower-yielding security. Therefore, while the taxes paid will be the same, they must be paid sooner if appreciated securities are sold and depreciated securities are held.

The second factor leading Management to follow this policy is the recognition that depreciated securities are simply not as liquid as appreciated ones. In other words, the smaller losses associated with selling securities when they first start to decline are easier to accept than the large losses that must be taken if the security should need to be sold after continued interest rate increases have occurred.
As the result of declining or relatively stable interest rates in 1992 and 1993, most of the securities held by the Company had fair values close to or above their amortized cost. As of December 31, 1993, U.S. Treasury and agency securities in the liquidity or available-for-sale portfolio had a fair value of $1.18 million more than their amortized cost. This excess of the fair value over the amortized cost indicated that the securities were yielding higher rates than comparable securities available for purchase at that time, and the Company held them in accordance with above described policy.

In 1994, as short-term interest rates increased substantially, many of these securities were sold because their established stop-loss points were reached. In fact, a number of the securities purchased during 1994 with the proceeds of maturing or sold securities were themselves sold as their stop-loss points were in turn passed. These sales caused $1.19 million in realized pre-tax losses, but their sale generated immediate tax benefits and permitted the Company to increase its average earning rate by purchasing new securities at the higher rates.

There are a few exceptions to this stop-loss policy. The tax advantage of holding gains and selling losses is minimal on securities with a remaining maturity of less than one year, so these securities and securities expected to be called within a year are not sold even if they are below their stop-loss point. Secondly, securities purchased with a maturity selected to match a specific liquidity need may be exempted because they are going to be held to maturity to meet that need.

As of December 31, 1994, the U.S. Treasury and agency securities in the available-for-sale portfolio had a net fair value of $2.40 million less than their amortized cost. Of this amount, $1.83 million related to securities with maturities or expected calls within one year, $0.54 million related to one $20 million security purchased with a specific maturity to fund tax refund anticipation loans in 1996, and the small remainder related to securities which had depreciated below their amortized cost but not to their stop-loss point.

Other Effects of Interest Rate Changes on the Securities Portfolios

The Company does not have a trading portfolio. That is, it does not purchase securities on the expectation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment policy directs purchases on changes in either direction. The practice of the Company is to shorten the average maturity of its investments while interest rates are rising, and lengthen the average maturity as rates are declining. When interest rates are rising, shorter maturity investments are preferred because principal is better protected and average interest yields follow market rates up quite closely as the Company buys new securities more frequently to replace those maturing. When rates are declining, longer maturities are preferable because their purchase tends to "lock-in" higher rates.

When rates are relatively stable, some maturing funds are reinvested if maturity gaps need to be filled in, but generally the Company will refrain from making any commitment and instead will sell the funds into the Federal funds market.

Hedges, Derivatives, and Other Disclosures

The Company has not made use of interest rate swaps or other forms of hedging because it has had good success managing the market and interest rate risks in its securities portfolios by the two principles discussed above--1) the lengthening of maturities as interest rates are declining and shortening maturities as they are rising, and 2) the selling of securities that have reached a predetermined stop-loss point.

The Company has not purchased any derivative securities. The Company has purchased several structured notes issued by U.S. agencies, but, as described in Note 2 of the accompanying financial statements, they are step-up bonds that pay an increased interest rate if not called. They are not indexed nor have contingent terms other than whether the issuer will decide to call them.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade, so-called "junk bonds."

The Company has no securities in its portfolios issued by Orange County or any political subdivision thereof. The Company has not noticed any decline in the value of its municipal securities attributable to the filing for bankruptcy by Orange County or the Orange County Investment Fund.

MONEY MARKET INSTRUMENTS--FEDERAL FUNDS SOLD AND BANKERS' ACCEPTANCES

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold. Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities or bankers' acceptances.

Average Federal funds sold and bankers' acceptances as a percentage of average earning assets tends to vary based on changes in short-term market rates. As explained above in "Securities," with interest rates declining in 1992, the Company invested all excess funds not identified for anticipated liquidity needs in U.S. Treasury securities. It thereby obtained the higher rates that were not available with the overnight sales of Federal funds, but resulted in a lower average balance of Federal funds sold. With rates remaining relatively stable in 1993, proceeds from maturing securities were often sold into the Federal funds market for a period of time before purchasing securities, and the average balance is consequently greater than in 1992.

In 1993, with the growth in the tax refund anticipation loan ("RAL") program as described below and a continued slow rate of growth in loan demand, the Company began to manage its liquidity differently. With the need to provide for the specific liquidity need of the RAL program, funds that might otherwise have been used to purchase U.S. Treasury securities were instead used to purchase bankers' acceptances.

While the acceptances of only the highest rated financial institutions are utilized, acceptances have some amount of risk above that of U.S. Treasury securities, and the Company therefore requires that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk.

LOAN PORTFOLIO

Table 5 sets forth the distribution of the Company's loans at the end of each of the last five years.

TABLE 5 -- Loan Portfolio Analysis by Category(in thousands)
                                                                          December 31
                                                    1994         1993         1992         1991
1990
Real estate:
 Residential                                      108,923       54,395       40,496       30,133
27,042
 Non-residential                                  145,928      123,534      108,117       96,548
114,519
 Construction and development                      26,695       41,030       67,524       85,454
92,079
Commercial, industrial, and agricultural          148,396      168,227      168,575      188,252
207,067
Home equity lines                                  32,573       36,219       43,877       44,318
36,188
Consumer                                           27,319       27,331       36,888       44,328
50,849
Municipal tax-exempt obligations                    7,831       11,888        9,445        7,955
8,853
Other                                               1,766        1,606        2,293        2,152
1,573
                                                  499,431      464,230      477,215      499,140
538,170
Net deferred fees                                   2,038        1,301        1,162        1,219
1,307

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The majority of the loans in the portfolio either amortize monthly or have relatively short maturities. This helps maintain the liquidity of the portfolio. Most have floating rates of interest, generally tied to the Company's base lending rate or to another market rate indicator, which serve to lessen the risk to the Company from increases in interest rates. Table 6 shows the maturity of selected loan types outstanding as of December 31, 1994. Net deferred loan origination, extension, and commitment fees are not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

The Company makes adjustable rate mortgage loans with low initial "teaser" rates. While these loans have interest rate "caps," nearly all can be repriced to a market rate of interest within a reasonable time. A few loans have payment caps which would result in negative amortization if interest rates rise appreciably.

TABLE 6 -- Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates
CAPTION>
                                                        Due after
(in thousands)                        Due in one        one year to        Due After
                                      year or less      five years         five years
Commercial, industrial, and
  agricultural loans:
   Floating rate                        $ 124,168              --                --
   Fixed rate                              13,282        $  9,920           $ 1,026
Real estate--construction
 and development:
   Floating rate                           26,695              --                --
   Fixed rate                                  --              --                --
Municipal tax-exempt
 obligations                                  815           7,016                --
                                        $ 164,960        $ 16,936           $ 1,026

Tax Refund Anticipation Loans ("RAL's")

In 1992, the Company began providing RAL's. The taxpayer requests a loan through a tax preparer. The Company does not earn interest based on the amount of the loan or the length of time it is outstanding. Instead, the Company collects a fee for each loan. After withholding the loan fee due to the Company (the withheld fee is recognized as income only after the loan is collected), the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to pay their refund to the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is sent by the Company to the taxpayer when received from the IRS.

The tax preparers are located across the country and few of the taxpayers have any customer relationships with the Company other than these RAL's. Therefore, if there is a problem with the return such that the IRS rejects, partially disallows, or disregards the request of the taxpayer to remit the refund to the Company, collection efforts may be less effective than with local customers.

The Company has taken several steps to minimize losses from these loans. Preparers are screened before they are allowed to submit their electronic filings, procedures have been defined for the preparers to follow to ensure that the agreement signed by the taxpayer is a valid loan, and the preparers' IRS reject rates are monitored very carefully. If rejects are above normal, they are dropped from the program. If rejects are below expectations, they are paid an incentive fee. Through the 1994 filing season, the Company only extended the loans to the taxpayer after receiving an acknowledgement from the IRS that it has run several preliminary computer checks on the taxpayer for such items as a valid Social Security number and that there are no outstanding liens from the IRS against the taxpayer. Nonetheless, losses are higher than for most other loans.

The Company made about 19,000 RAL's in 1992. The maximum amount advanced to taxpayers was $1,500 and the RAL's averaged $1,000 each. The maximum outstanding at any one time was about $8 million.

The Company expanded the program for the 1993 tax season. Almost $45 million was lent to over 42,000 taxpayers. The collected fees amounted to just over $1 million. The pre-tax earnings after losses from these loans was about $460,000. The average loan was outstanding for 20 days.

The program was expanded further in 1994. About 150,000 loans were made, totaling $230 million. The fees earned were $4.7 million and net charge-offs were $2.4 million (1.03% of total loans), resulting in net fee income after losses of $2.3 million.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the balance sheets as of December 31, 1994 or 1993 because all loans not collected from the IRS by June 30 of each year are charged-off. The fees earned are included in the accompanying income statements for 1994, 1993, and 1992 within interest and fees on loans.

For the 1995 filing season, the IRS will not be providing the acknowledgement mentioned above. The Company will therefore be subject to more credit risk in this program. Steps have been taken to reduce this risk, but their effectiveness is uncertain at this time, and some will involve additional expense. The Company will run credit checks on all taxpayers who are new to the program in the 1995 filing year. Fees have been raised to cover the additional losses expected, and to cover the additional expenses. With the additional loan criteria, Management expects that fewer taxpayers will qualify for loans in 1995. The taxpayers may still have their returns filed electronically and will receive their refunds more quickly by having it sent to the Company to prepare the check rather than the IRS, and the Company will still earn a fee for this service.

Changes in Loan Balances

The decrease in consumer loans from the end of 1992 to the end of 1993 was primarily due to the sale of the Company's credit card portfolio to another commercial bank at the end of the third quarter of 1993.

The Company earned interest on the card balances and fees on transactions, but the transaction charges and personnel costs associated with managing the product were more than the income. The Company still issues credit cards on behalf of the purchaser and earns a fee based on cardholder activity.

For the first time in several years, the year-end balance for all loans was higher than the average balance for the year, as loans increased about $35 million from the end of 1993 to the end of 1994. Residential real estate doubled from one year to the next as the Company significantly expanded its share of the local market. Most of these loans are 1-4 family adjustable rate mortgage loans. As noted above, the Company sells any of the fixed rate real estate loans that are salable in the secondary market to avoid assuming the interest rate risk.

This increase in residential real estate loans helped to offset the continued decline in commercial loans.

ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in the business of extending loans to individuals, partnerships, and corporations. An important step in managing this risk is to periodically grade all of the larger loans, all of the delinquent loans, and other loans where there is a question of repayment. A significant portion of all other loans are also graded. The Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately written off against the allowance. The Company formally assesses the adequacy of the allowance on a monthly basis. This assessment involves a review of the current status of all of the delinquent loans and problem loans as well as a summary of each grading category.

The process of allocation first involves a portion of the allowance being allocated to the delinquent or otherwise questionable loans in an amount sufficient to cover Management's estimate of the loss that might exist in them. A portion of the allowance is then allocated to the remainder of the loans based on the latest grading of their quality. Relatively more is allocated to those loans which, while currently performing according to their terms, are in categories that have characteristics which lead Management to conclude that there is inherently more risk of problems in the future.

There are limitations to any grading process. The first is that it is impracticable to grade every loan every quarter. Therefore, it is possible that some of the smaller currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. The second is that grading loans and estimating possible losses involve judgments, even for experienced reviewers, and losses may differ from the most recent estimate. Because of these limitations and also to provide a comfortable margin of safety for any growth in the loan portfolio, the Company maintains the allowance at an amount larger than the total that is allocated as described above.

Table 7, "Summary of Loan Loss Experience," shows the activity in the Company's allowance for loan losses and the ratio of charge-offs to average loans for each of the last five years. The allowance allocation shown in the table 8, "Allocation of the Allowance for Loan Losses," should not be interpreted as an indication of the specific amounts or specific loan categories in which charge-offs did or may ultimately occur. There is no allocation of allowance to RAL's because all loans unpaid as of June 30 of each year were charged-off. At the bottom of the table is the ratio of the allowance for loan losses to average total loans for each year.

Table 7 -- Summary of Loan Loss Experience
(in thousands)                                                            Year ended December 31
                                                               1994      1993      1992      1991
1990
Balance of the allowance for
  loan loss at beginning of year                             10,067     9,353     7,611     6,207
4,823
Charge-offs:
  Real estate:
   Residential                                                   --        --        --        --         -
-
   Non-residential                                               48        --        70        --         -
-
   Contruction and development                                   --     3,380       331       878         -
-
  Commercial, industrial, and agricultural                      921     1,268     1,553     1,169
1,172
  Home equity lines                                             200        --        77        --         -
-
  Tax refund anticipation                                     3,030       650       404        --         -
-
  Other consumer                                                345       570       762       711
580
  Municipal tax-exempt obligations                               --        --        --        --         -
-
   Total charge-offs                                          4,544     5,868     3,197     2,758
1,752

Recoveries:
  Real Estate:
   Residential                                                   --        --        --        --         -
-
   Non-residential                                               --        --        --        --         -
-
   Construction and development                                  --         2        --        --         -
-
  Commercial, industrial, and agricultural                      236       130       116       137
287
  Home equity lines                                              50        --        --        --         -
-
  Tax refund anticipation                                       672        62        77       --          -
-
  Other consumer                                                173       238        96       125
49
  Municipal tax-exempt obligations                               --        --        --        --         -
-
   Total recoveries                                           1,131       432       289       262
336
Net charge-offs                                               3,413     5,436     2,908     2,496
1,416
Provision for loan losses chareged to operations              6,257     6,150     4,650     3,900
2,800
Balance at end of year                                       12,911    10,067     9,353     7,611
6,207
Ratio of net charge-offs to
  average loans outsatnding                                   0.71%     1.15%     0.60%     0.48%
0.28%

The ratio of net charge-offs to average loans outstanding shown in Table 7 had increased over the last several years with the recessionary economy and in the first few years of the RAL program. Therefore, Management concluded it would be prudent to add to the allowance even though the loan balances were declining and there was already an excess of allowance over the amount allocated.

Table 8 -- Allocation of the Allowance for Loan Losses
(amounts in thousands)                  December 31, 1994      December 31, 1993      December 31, 1992
                                            Percent of             Percent of              Percent of
                                             Loans to               Loans to               Loans to
                                  Amount   Total Loans   Amount   Total Loans   Amount    Total Loans
Commercial, industrial,
  and agricultural                5,343      29.2         3,508       35.4      1,898        34.4
Real estate:
  Residential                     1,183      21.4         1,074       11.5        178         8.3
  Non-residential                 2,856      28.7         1,652       26.0        999        22.1
  Construction
   and development                1,141       5.3           881        8.7      3,045        13.8
Home equity lines                   496       6.4           491        7.6        469         9.0
Consumer                            438       5.4           462        5.8        673         7.5
Municipal tax-exempt
   obligations                       --       1.5           --         2.5         --         1.9
Other (Note G)                       91       2.1           104        2.5        122         3.0
Not specifically allocated        1,363       0.0         1,895        0.0      1,969         0.0
Total allowance                  12,911     100.0        10,067      100.0      9,353       100.0
Allowance for loan loss
   as percentage of
   year-end loans                  2.59%                   2.17%                1.96%

There are very few banks in the country that have RAL programs, so some comparability with the net charge-off ratio of other institutions is lost. Approximately $2.4 million, $588,000, and $327,000 of the net charge-offs for 1994, 1993, and 1992, respectively, are related to the RAL's. If the Company had not had the RAL program, the ratio of net charge-offs to average loans would have been 0.22% in 1994, 1.03% in 1993, and 0.53% in 1992. These ratios compare with the net charge-off ratios for the Company's FDIC peers of 0.61% for the first nine months of 1994, 0.92% for 1993, and 0.74% for 1992. The larger ratio for the Company in 1993 was due to $3.3 million in charge-offs associated with one large loan in order to recognize the decline in the value of the real estate that secured it. The Company subsequently had to foreclose on the property, adding OREO of about $9 million. During 1993, the Company was able to sell most of the property it had taken in foreclosure with no further net loss, and recognized a gain when the remaining property was sold in 1994.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 9 summarizes the Company's nonaccrual and past due loans for the last five years:

Table 9 -- Nonaccrual and Past Due Loans
(in thousands)                                      Year ended December 31
                                          1994        1993       1992        1991      1990
Nonaccrual                              $ 6,326    $ 3,126    $   888    $  3,058    $  277
90 days or more
  past due                                1,290        862        322         100       565
Total noncurrent
  loans                                 $ 7,616    $ 3,988    $ 1,210    $  3,158    $  842
Total noncurrent
  loans as a percentage of
  the total loan portfolio                1.52%      0.86%      0.25%       0.63%     0.16%
Allowance for loan
  loss as a percentage
  of noncurrentloans                       170%       252%       773%        241%      737%

Past Due Loans: Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and all types of consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but not received. These loans may or may not be collateralized, but are actively being collected.

Of those loans listed as nonaccrual at year-end 1993, $414,000 were charged-off; loans representing $686,000 of the 1993 amount are still in the portfolio now accruing interest, some payments having been made; and loans in the amount of $1.1 million are in the loan portfolio with some payments having been received but are still not accruing interest.

The Company has experienced a significant increase in noncurrent loans during 1994, and the ratio of 1.52% is higher than its FDIC peers' ratio of 1.27%.

Two specific steps have been taken to reverse this increase. First, Management has strengthened the credit review and analysis function by hiring a second credit reviewer, a credit analyst, an appraisal reviewer, and will be hiring a credit administrator. Secondly, Management has established a Special Assets Committee to give increased attention to the larger problem loans and will be drawing up restructuring or other collection plans. Meanwhile the Company has set aside a larger amount of allowance for loan loss in relation to these loans (170%) compared to the average peer group bank's ratio (138%).

Management expects that charge-offs will be higher during 1995 than in 1994 because the RAL program will be both larger and subject to more uncertainty in the absence of the IRS acknowledgement and because some portion of the larger balance of nonaccrual loans will have to be charged off.
Interest income from nonaccrual loans in the portfolio at year-end that was not recognized is shown below:


Table 10 -- Foregone Interest
(in thousands)                              Year ended December 31
                                           1994      1993      1992
Interest that would have been
   recorded under original terms       $   301   $    83   $   405
Gross interest recorded                    188        54       197
Foregone interest                      $   113   $    29   $   208


Restructured Loans: The Company did not have any restructured loans at the end of any of the years from 1990 through 1992. The only restructured loans at the end of 1993 and 1994 are reported above in the total of nonaccrual loans.

Potential Problem Loans: From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is allocated as discussed above to cover the Company's exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 9.

At year-end 1994, these loans amounted to $32,561,000 or 6.52% of the portfolio. The corresponding amounts for 1993 and 1992 were $18,729,000 or 4.03% of the portfolio and $16,396,000 or 3.44% of the portfolio, respectively. The 1994 amount consists of loans of all types. Most of these loans are graded "substandard" or "doubtful" and, as such, a portion of the allowance for loan losses of from 15% to 50% of the outstanding loan amount has been allocated to these loans to cover potential losses.

OTHER LOAN PORTFOLIO INFORMATION

Other information about the loan portfolio is presented that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not have nor has it ever had any foreign loans in its loan portfolio.

Loan Sales: During the last several years, the Company has sold most of the fixed-rate single family mortgage loans it originates as well as selected other portfolio loans. These loans are made to accommodate the borrower, but are sold to mitigate the market risk inherent in fixed rate assets. Servicing is not generally retained. When it is, the Company earns a fee. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.

Participations: Occasionally, the Company will sell or purchase a portion of a loan from another bank. Banks usually sell a portion of a loan as a means of staying within the bank's maximum limit for loans to any one borrower. A portion of another bank's loan may be purchased by the Company as an accommodation to a smaller bank unable to lend the whole amount under its regulatory lending limit to its borrower, but this would be done only if the loan also represents a good investment for the Company. In these cases, the Company conducts its own independent credit review prior to committing to purchase.

Loan to Value Ratio: The Company follows a policy of not loaning more than 75% of the value of commercial property nor more than 80% of residential property for its real estate loans. The Company generally does not make use of credit enhancements like loan insurance to exceed these amounts. The above ratios are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate, when the exception is temporary, or when other special circumstances apply.

Loan Concentrations: The concentration profile of the Company's loans is discussed in Note 15 to the accompanying consolidated financial statements. The Company's one material concentration of loans to borrowers engaged in similar activities at year-end 1994 is for real estate construction and development.

A majority of the $27 million in construction and development loans have been made to developers. However, these projects include a wide variety of properties--single family, small and large apartment complexes, condominiums, commercial offices, and industrial and retail space.

These loans are generally payable upon sale or refinancing of the property, but also have a maturity date irrespective of sale or refinance. With slower sales in the real estate market, some of the properties have not sold or refinanced before the maturity date. The Company may extend the maturity date for a fee after a new review of the loan and the borrower's efforts to sell.

DEPOSITS

An important component in analyzing net interest margin is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts--demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in the Table 11.

TABLE 11 -- Detailed Deposit Summary
(dollars in thousands)                                Year ended December 31
                                                1994              1993               1992
                                          Average           Average           Average
                                          Balance  Rate     Balance  Rate      Balance  Rate
S>
NOW accounts                              128,212  1.01%    119,778  1.20%    107,940   1.87%
Money market deposit accounts             298,561  3.48     231,575  2.70     221,593   3.45
Savings accounts                          135,276  2.25     153,732  2.48     134,276   3.41
Time certificates of deposit for
 less than $100,000 and IRA's             157,763  4.54     158,613  4.52     155,425   5.35
Time certificates of deposit for
 $100,000 or more                          57,097  3.72      81,467  3.57     108,522   4.63
Interest-bearing deposits                 776,909  3.09%    745,165  2.89%    727,756   3.79%
Demand deposits                           119,578           100,384            90,271
                                          896,487           845,549           818,027

The average rate paid on deposits declined significantly from 3.79% in 1992 to 2.89% in 1993, but began to increase again in 1994 to 3.05%. The decrease from 1992 to 1993 was due not only to the lower interest rates paid on all types of accounts, but also because most of the deposit growth between 1992 and 1993 was in the transaction and savings categories which pay lower rates, and in the demand deposits which are noninterest bearing. This change in product mix reflected both a customer choice to shorten the maturities of their accounts so as to be able to reinvest should interest rates turn up, and a choice by the Company to encourage shortening so that interest paid would decrease as were falling. There was a general practice among banks, which the Company also followed, of lowering the rates on the time deposit categories more than on the transaction and savings account categories.

The Company's transaction and savings account categories continued to increase as a percentage of total deposits in 1994, but the expected effect of a less expensive mix of deposits was offset by increasing interest rates. Most dramatically affected was the Money Master accounts. These accounts, with an interest rate indexed to the 3-month Treasury bill, grew substantially during the year from an average balance of $69.1 million in 1993 to $131.7 million in 1994 as the rate paid increased from 3.06% at the beginning of 1994 to 5.07% by November. After proper notice was given to depositors, the Company changed the rate paid to an administered rate (the same way all other non-term deposits are priced) instead of a rate indexed to the Treasury bill.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposit over $100,000. Because the deposits exceed the FDIC insurance limit, depositors often select only the shortest maturities. Nonetheless, many institutions have tried to fund their growth by means of large certificates of deposit. This usually requires a "money desk," a separate department devoted to procuring these deposits by offering premium rates. The aim is to invest the funds in longer-term assets which earn the higher rates. The hazard in this practice arises from the mismatch of maturity terms. If interest rates rise, the bank will have to immediately offer the higher interest rates, or the deposits will migrate to another institution. Meanwhile, as discussed above, if interest rates go up, fixed-rate loans and securities lose a portion of their value. If the deposits cannot be retained, the bank would eventually be forced to liquidate the assets at a loss.

The Company, however, has not found its over $100,000 certificates to be very volatile because it does not solicit any deposits from brokers, nor has it encouraged these certificates by paying premium interest rates. It has been the Company's experience that large depositors have placed their funds with the Company because they are confident in its financial strength and stability. This is also suggested by the lack of any significant shortening of maturities of these larger certificates beyond the general customer trend to shorten their deposit maturities.


TABLE 12 -- Maturity Distribution of Time
Certificates of Deposit of $100,000 or More

(in thousands)                         At December 31
                                  1994        1993        1992
Three months or less          $  26,232   $  51,022   $  56,242
After three months
  to six months                  10,258      12,868      12,801
After six months
  to one year                    14,086       7,953      23,228
Over one year                    12,980      11,537       9,394
                              $  63,556   $  83,380   $ 101,665


Several courses of action would be available should the Company experience an outflow of funds in this category. Among the most likely scenarios would be a sale of some of the securities in the liquidity portfolio followed by an effort to replace these lost deposits with growth in the other retail deposit products. This course of action is unlikely to result in a negative impact on earnings for the Company because, while the cost of acquiring and servicing the transaction deposits is higher than for certificates, the interest rate paid will be lower.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing from customers that is secured by some of the securities in the Company's portfolios. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate, which had steadily declined from 1990 through 1992 and remained at a very low rate during 1993. The average rate paid in 1994 increased to 3.26% from an average rate of 2.90% during 1993. A lower average balance for these arrangements is to be expected when the economy is sluggish because these customers frequently have less cash to invest and/or choose other deposit products or brokerage money market accounts that may earn more interest. The average balance borrowed during 1994 declined slightly to $9.4 million from $12.2 million in 1993, and $10.7 million in 1992.

Federal funds purchased are a form of overnight borrowing from other banks. The Company purchases funds each day to accommodate other local community banks on the Central Coast that have excess cash to invest overnight. The related interest expense is tied to the rate that the Company receives for its Federal funds sold to larger financial institutions. During the last three years, the Company has occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. The average balance was $14.3 million in 1994, compared to $12.7 million for 1993, and $19.4 million in 1992. Management anticipates that the Company may need to borrow funds during the early part of the 1995 while large amounts of RAL's are outstanding to provide for liquidity between maturing bankers' acceptances and securities. However, it is also expected that the average balance for all of 1995 will approximate the average balance for 1994.

OTHER REAL ESTATE OWNED

Real property owned by the Company which is not used for operational purposes is termed Other Real Estate Owned or OREO. This would include property acquired in foreclosure proceedings and any real estate investments.

Occasionally, in order to protect its interests, the Company must foreclose on the collateral for loans. The Company does not make loans with receivables as collateral, and seldom accepts personal property as collateral with the exception of consumer loans made for the purchase of automobiles, boats, or motor homes. Therefore, foreclosed property generally consists of real estate.

In addition, generally accepted accounting principles have required that the collateral for a loan is to be considered as "in-substance foreclosed" and reported along with OREO resulting from actual foreclosures if certain criteria are met. Basically these criteria are meant to identify instances in which it is unlikely that the Company will be repaid by the borrower and will have to eventually foreclose on the collateral. In the last several years, the Company reclassified a number of its loans as in-substance foreclosures. In most of these instances, the Company has been unable to initiate or complete foreclosure proceedings because the borrower has filed for bankruptcy.

Table 13 summarizes the OREO activity during 1994:


TABLE 13 -- OREO Activity
(in thousands)

Balance, December 31, 1993            3,479
Additions                               363
Sales                                (2,934)
Write-downs                             (52)
Balance, December 31, 1994              856


As can be seen from the large amount of OREO disposed of during the year, the Company follows an aggressive policy of selling collateral it has acquired in foreclosure. While disposal of OREO represents a challenge for the Company when the real estate market is slow, the total left to be disposed of is only 0.08% of total assets. This is about 37% of the amount held by its FDIC peers as a percentage of their total assets.

As part of the loan application process, the Company reviews all real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated, and Management therefore believes the Company has no significant exposure to liability for environmental cleanup costs.
As mentioned in Note 1 a new accounting standard will eliminate in-substance foreclosures and such loans will continue to be accounted for as loans until the Company has actually taken title. While reported as loans, they will be carried at the fair value of the collateral or at the net present value of the anticipated cash flows rather than at the principal balance outstanding.

OTHER OPERATING INCOME

Trust fees remain the largest component of other operating income. The market value of assets under administration--on which the majority of fees are based--increased from $853 million at the start of 1992 to $1.2 billion at the end of 1994.

Trust fees are expected to increase in 1995 as the Company will be placing trust employees in the new Ventura offices and will be implementing new marketing activities in Santa Barbara.

Included within other service charges, commissions and fees are service fees arising from credit card processing, escrow fees, and a number of other fees charged for special services provided to customers. This category of income is less than in prior years because of the sale in 1993 of the credit card portfolio, but the personnel costs and other expenses related to this activity have also been reduced.

The Company continues to work on increasing other income and fees because it is an important potential contributor to profitability. In late 1994, after a thorough evaluation of the cost and value of the services and a comparison of the Company's fees with other financial institutions, Management raised most fees and began charging new fees for a number of services.

OTHER OPERATING EXPENSE

Total other operating expenses have increased over the last three years as the Company has grown, but as a percentage of average earning assets, these expenses have remained relatively steady at 4.09%, 4.16%, and 4.00%, for 1994, 1993, and 1992, respectively. These ratios are quite favorable compared to the average ratio of 4.52% for its FDIC peer group for the first nine months of 1994, especially when two important factors are considered.

The first is that it is exceptional for a financial institution the size of the Company to have such a large trust division. The expenses of this division are included in the general category of other operating expenses (the numerator of the ratio), but there are no earning assets associated with the division (the denominator of the ratio).
The second factor is the high proportion of premises leased rather than owned by the Company. There is increased lease expense, but, as noted above, by avoiding committing funds to the purchase of premises, the Company is able to substantially increase its net interest income.

Within the whole category of other operating expense, from 1992 to 1994 salary and benefit expenses have increased 14.2% compared to a 9.6% increase in average earning assets. Net occupancy and equipment expense have increased slightly from 1992 to 1994 because of some renovation of branch offices, cost of living increases on leases, and the opening of a new branch in Santa Barbara in 1993. Both of these categories will increase in 1995 as the Company opens three new branches in Ventura County.

Several of the major components of other operating expense are shown in
Note 11 to the consolidated financial statements which this discussion accompanies, and one of these, FDIC insurance assessments, has increased from 1992 to 1994 due to the growth in deposits during this period. In 1993, the FDIC instituted a sliding scale for deposit premiums, charging more to those banks which were not well capitalized. The Company's rate in 1993 and 1994, 23.0 cents per hundred dollars of deposits per year, is the lowest rate in the scale. Regulations have been proposed which would significantly lower this rate for commercial banks in the fourth quarter of 1995.

CAPITAL RESOURCES

By the current regulatory definitions, the Company is "well-capitalized," the highest rating of the five categories defined under FDICIA.

Capital Adequacy Standards

Much of the regulatory, political, and media attention being given to financial institutions of late has been focused on their capital adequacy.

The primary measure of capital adequacy is based on the ratio of capital to risk weighted assets. This method of measuring capital adequacy is meant to accomplish several ends: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposures in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets. The Company, as a bank holding-company, is required by the FRB to maintain a risk-based capital ratio of at least 8.00%. At the end of 1994, the Company's ratio was 19.14%. Through its primary regulator, the FDIC, the Bank is also subject to the requirement to maintain a risk-based capital ratio of 8.00%. The Bank's ratios have always been slightly higher than the Company's, and at the end of 1994, its ratio was 19.28%. The ServiceCorp has no minimum capital requirements.

The risk-based capital ratio is strongly impacted by the management of the investment portfolio because the U.S. Treasury securities in which the Company is now heavily invested are assigned a zero risk weighting and two other instruments in which the Company has often placed a significant amount of funds--Federal funds sold and bankers' acceptances--have only a 20% risk weighting. Loans, which the Company is trying to increase as a percentage of total assets are generally risk-weighted at 100%. If Management's projections for loan growth are reached in 1995, the Company's ratio may decrease slightly, but Management does not anticipate any reason whatsoever why minimum standards will not continue to be significantly exceeded.

Future Sources and Uses of Capital

The Company expects sustained growth in capital resources. Net income has provided $37.6 million in capital in the last three years. In addition to the capital generated from the operations of the Bank, over the years a significant source of capital growth has been the exercise of employee stock options. The extent of the growth from this source in any one year depends on a number of factors, among them the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised sometime during the year. In 1994, the net increase to capital from the exercise of options was $1.2 million or 14.9% percent of the net growth in shareholders' equity in this year.

At December 31, 1994, there were approximately 237,000 options outstanding and exercisable at less than the current market price, with an average exercise price of $17.33. This represents a potential addition to capital of $4.1 million, if all options were exercised with cash. However, employees are permitted to exercise options by trading shares of stock already owned. This "swapping" of shares reduces the amount of new equity created when options are exercised. Therefore, some amount less than the $4.1 million in new capital is likely to result from the exercise of options, and they are likely to be exercised over a number of years.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1994, except as reported in
Note 15 to the consolidated financial statements. State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. For the Bank, this would mean approximately $26.1 million more could have been transferred as dividends to the Bancorp in 1994, subject to regulatory capital requirements. The primary need for funds to be transferred to the Bancorp is for the payment of dividends to its shareholders. Management expects that the amount of dividends to be transferred to the Bancorp from the Bank will be in the range of $2 to $4 million per year.

Tender Offer

As disclosed in Note 8 to the accompanying consolidated financial statements, in 1993 the Company purchased approximately 155,000 shares of its stock under the terms of a formal tender offer. The Company paid $3.3 million for the stock tendered, accounted for as a retirement of shares and reduction of capital. As explained in the tender offer, this action was taken: 1) to provide an opportunity to sell shares to shareholders who wished to dispose of shares and had not been able to because of the lack of an active, established market, 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current needs, and 3) to reduce the outstanding shares in anticipation of the issuance of new shares upon the exercise of employee stock options.

REGULATION

The Company is strongly impacted by regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open, close, or relocate offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company and the Bank must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations. The FRB, the FDIC, and the California State Department of Banking conduct periodic examinations of the Company and the Bank to verify that the reporting is accurate and to ascertain that the Company and the Bank are in compliance with regulations.

FDICIA became effective in 1992. FDICIA requires banks to meet new capitalization standards, follow stringent outside audit rules, and establish stricter internal controls. There are also new requirements to ensure that the Audit Committee of the Board of Directors is independent.

By the provisions of the federal Community Reinvestment Act ("CRA"), the Bank is required to make significant efforts to ensure that access to banking services is available to every segment of the community. The Company was examined in late 1992 by the FDIC for compliance with this act and was given the highest possible rating of "Outstanding."

The FRB may take action against bank holding companies and the FDIC against banks should either agency make a finding that a financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. Management has received no indication from either regulatory agency that would in any way suggest that they are contemplating any such finding, and given the strong capital position of the Company and the Bank, it expects no such finding to be made in the foreseeable future.

IMPACT OF INFLATION

Inflation has been moderate for the last several years and has had little or no impact on the financial condition and results of operations of the Company during the periods discussed here.

LIQUIDITY

Sufficient liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented in the market place. As indicated in the Consolidated Statements of Cash Flows included with the accompanying consolidated financial statements, the principal sources of liquidity for the Company have been interest payments received on loans and investments, proceeds from the maturity or sale of securities and bankers' acceptances, and the growth in deposits.

To manage the Company's liquidity properly, however, it is not enough merely to have large cash inflows; they must be timed to coincide with anticipated outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The timing of inflows and outflows is accomplished by making adjustments to the mix of the assets and the liabilities so that maturities are well matched. The timing of liquidity sources and demands is well-matched when there are approximately the same amount of short-term liquid assets as volatile, large liabilities, and the maturities of the remaining longer-term assets are not concentrated in any single time period.

A means of computing liquidity using this concept of matching maturities, and one that is similar to that used by bank regulators, is to compute the difference between the short-term, liquid assets and the volatile, large liabilities. Liquidity is positive if short-term, liquid assets exceed volatile, large liabilities and negative if they are less. The difference is then divided by the sum of net loans and long-term securities to determine the relative size of any mismatch. The formula reads as follows:

 Short-term,          Volatile,
liquid assets  --  large liabilities
_______________________________________    =    Liquidity Ratio
Net Loans and Long--Term Securities


Of those assets currently held, the Company considers its short-term liquid assets to consist of U.S. Treasury securities with a remaining term to maturity of two years or less, Federal funds sold, and bankers' acceptances. In the Company's asset/liability management framework, bankers' acceptances are used only as an alternative to 6-month U.S. Treasury securities, rather than as loans, and since only the highest rated bankers' acceptances are purchased, they are highly liquid over their 6-month terms. Cash on hand and at the FRB is not included among liquid assets because the Company maintains only the minimum amounts required by Federal regulations of these non-earning assets.

The volatile, large liabilities are time deposits over $100,000, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this kind of analysis, they are not considered volatile.

As of December 31, 1994, this ratio was a positive 15.8%. This means that there is a substantial excess of short-term, liquid assets to handle any sudden withdrawals of large, volatile liabilities. This positive 15.8% compares with ratios for year-end 1993 and 1992 of 21.0% and 29.0%, respectively. Liquidity has decreased from year-end 1992 to year-end 1994 as the large, volatile liabilities and the net loans and long-term securities have increased while short-term, liquid assets--primarily shorter-term U.S. Treasury securities--have decreased.

Too little liquidity results in lost opportunities and difficulties in meeting commitments. Excessive liquidity results in less income because the shorter, liquid assets do not usually pay as high an interest rate as the longer-maturing assets. Despite a decrease in the last two years, as of December 31, 1994, the liquidity ratio is still higher than the Company's target level. However, the Company manages its liquidity along with considerations of the three types of interest risk, and Management has been reluctant to invest more than a small portion of the taxable portfolio in instruments with longer than a two year maturity when rates are rising because of the depreciation that would result if interest rates continue to rise.

The mechanism used by the Company to respond to liquidity needs has differed during the last three years depending on what instruments were held in its securities and money-market portfolios.

As explained in the section above titled "Securities," as interest rates fall, the Company's investment policy requires it to purchase securities with available cash rather than sell it as Federal funds. This process began in 1990, and continued into 1992. Such a shift into securities does not occur all at once; the Company staggers its purchases to ensure a range of maturities and to avoid a concentration of securities at similar interest rates. The first consideration helps to maintain liquidity through frequent maturities and the latter avoids having to sell a large amount of securities at one time under the "stop-loss" practice described above should interest rates start to rise again.

In 1992 and 1993, with a high proportion of its liquidity placed in U.S. Treasury securities, short-term liquidity needs were occasionally met by purchasing additional Federal funds from the money center banks or borrowing at the FRB discount window. The amount and frequency with which the Company may borrow from the FRB and from the money center banks is restricted by regulation and by agreement. Therefore, Management limited the use of these sources of liquidity as much as possible.

INCOME TAX EXPENSE

As indicated in Note 1 to the accompanying 	consolidated financial
statements, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") at the beginning of 1993. As was the case under the former standard, income tax expense continues to be the sum of two components, the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income, just as it was under the former method, but the new standard changes the method by which the deferred income tax provision is computed.

The deferred provision is supposed to account for the fact that taxable income differs from pre-tax income in the accompanying consolidated income statements because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from taxable income on its Federal tax return actual net loan charge-offs, irrespective of the amount of provision for loan loss (bad debt expense) it recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for taxes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. For its financial statements, the Company recognizes income as the discount is accreted, but for its tax return, the Company can defer the recognition of income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

SFAS 109 requires that the Company measure all its deferred tax assets and liabilities at the end of each year and the difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year. Prior to 1993, the Company had been computing its deferred provision by a different method which was then in accordance with generally accepted accounting principles. Therefore, an initial adjustment had to be recognized to bring its net deferred asset up to the amount that was computed under the new standard. This adjustment of $620,000 is shown on the statement of income for 1993 as the cumulative effect of a change in accounting principle.

The standard limits the amount of any deferred tax asset that may be recorded to an amount that is likely to be realized as a tax benefit in future years.
Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company has a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or future taxable income, against which they may be offset. The Company has had and expects to have in the future sufficient taxable income each year to make it very likely that it will be able to realize the benefit of this deferred tax asset. If there were a question about the Company's ability to realize the benefit from the asset, it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realizability is assured and no valuation allowance needs to be provided.

The amounts of the two components, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 7 to the accompanying financial statements.

To ensure that all corporations with substantial income for financial reporting purposes ("book income") pay some Federal income tax, Congress established the Alternative Minimum Tax ("AMT") as a second parallel tax system. Under AMT provisions, there is a limitation on how great the difference may be between book income and taxable income. If the difference is too great, a portion of the book income not normally taxable is nonetheless added to taxable income and the total is multiplied by the AMT tax rate for comparison with the regular tax computation. The Company is required to pay the greater of the Federal tax liability computed under the regular tax system or that computed using the special rules of the AMT.

The Company has substantial differences between book income and taxable income due to the temporary differences noted above and due to permanent differences like the tax-exempt income from state and municipal securities. These differences have not been sufficient to trigger the AMT rate in the last three years, but the lowest effective tax rate for the Company occurs at the point that the regular tax computation and the AMT computation result in the same tax amount. The Company therefore tries to stay very close to this crossover point. In these circumstances, the Company carefully considers the impact of new purchases of tax-exempt securities and other transactions which might cause the AMT to come into effect.

COMMON STOCK PRICES AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 56 in "Selected Annual and Quarterly Financial Data." The stock prices shown represent only trades known to the Company or its transfer agent. The stock is not listed on an exchange, but offers to buy and sell, and some trades are reported on the NASDAQ bulletin board under the symbol SABB.

The Board of Directors periodically increases the dividend rate in acknowledgement that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. For the years 1994, 1993, and 1992, the Company has declared dividends which were 30.8%, 28.0%, and 25.4%, respectively, of its net income.

Notes to Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE A

As of September 30, 1994, for all FDIC banks with an asset size of $1 billion to $10 billion, non-performing assets represented 12.80% of their equity capital and 1.06% of their total assets. For banks of all sizes in the FDIC's Western region, they represented 17.20% of equity capital and 1.48% of total assets.

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its FDIC peers. For 1994, the peer group generally is all FDIC banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 1994, which is the latest issue available. This publication also reports some statistics by all banks within a geographical region. When relevant, the statistic for the Western region is cited. The publication does not report some of the statistics cited in this analysis by the separate size-based peer groups or by geographical region. In these instances, the figure cited is for all FDIC banks regardless of size.

NOTE B

For Tables 2 and 4, the yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. The interest on these securities is subject to California state tax no matter what the state of origin of the issuer. The California state tax rate used for the taxable equivalent computation in 1994 is 11.470%. While the income from these state and municipal securities is not subject to Federal tax, the Company does receive Federal income tax benefit for 34% of the State tax paid, that is, state taxes are deductible for Federal taxes, and to the extent that state tax is paid on the income from these securities, the deduction for state taxes on the Federal return is larger. The difference between purchase yield and taxable equivalent yield is further impacted by the disallowance as a deduction for Federal income tax purposes of 20% of the underlying cost of funds used to support tax-exempt securities. The amount of interest expense disallowed for Federal tax purposes for 1994 was approximately $452,000.

To compute the taxable equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, the after-tax income would be equivalent to the actual tax-exempt income. This taxable equivalent income is then divided by the average balance to obtain the taxable equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as "Taxable equivalent income included in interest income from nontaxable securities and loans."

NOTE C

For purposes of Table 2, loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE D

For purposes of the amounts in Table 3 relating to the volume and rate analysis of net interest margin, the portion of the change in interest earned or paid that is attributable to changes in rate is computed by multiplying the change in interest rate by the prior year's average balance. The portion of the change in interest earned or paid that is attributable to changes in volume is computed by multiplying the change in average balances by the prior year's interest rate. The portion of the change that is not attributable either solely to changes in volume or changes in rate is prorated on a weighted basis between volume and rate.

NOTE E

For purposes of Tables 2 and 3, non-origination loan fees and net origination fees amortized in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, are included in interest income.

NOTE F

In Table 1, the net deferred loan origination, commitment, and extension fees and the allowance for loan losses are included in the column titled "Noninterest bearing or non-repricing items."

NOTE G

Since there is credit risk associated with letters of credit as well as with outstanding loans, a portion of the allowance for loan loss needs to be allocated to them. This allocation for letters of credit is included in the category of "Other." The amount of outstanding letters of credit was added to total loans and to the category of "Other" loans for the purpose of computing the ratio each category of loans bears to total loans. These amounts were $9,093,000 for 1994, $10,447,000 for 1993, and $12,230,000 for
1992.




Santa Barbara Bancorp and Subsidiaries
Report of Independent Public Accountants


To the Shareholders and the
Board of Directors

We have audited the accompanying consolidated balance sheets of SANTA BARBARA BANCORP (a California corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Santa Barbara Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Bancorp and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 1, 2, 7 and 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 106 effective January 1, 1992, Statement of Financial Accounting Standards No. 109 effective January 1, 1993, and Statement of Financial Accounting Standards No. 115 effective December 31, 1993.

(Signature:  Arthur Andersen & Co)

Los Angeles, California
January 31, 1995


CONSOLIDATED BALANCE SHEETS                                                 Santa Barbara Bancorp
                                                                                 and Subsidiaries
                                                                                  December 31
  (in thousands)                                                             1994           1993
Assets:
 Cash and due from banks (Note 5)                                      $    69,630      $  50,946
 Federal funds sold                                                         15,000              0
  Total cash and cash equivalents                                           84,630         50,946
 Securities (approximate fair value of $382,090
   in 1994 and $404,233 in 1993) (Notes 1 and 2):
  U.S. Treasury obligations                                                243,493        289,520
  U.S. agency obligations                                                   53,954         15,800
  State and municipal securities                                            89,512         78,198
   Total securities                                                        386,959        383,518
 Bankers' acceptances                                                       80,594         63,614
 Loans (Note 3)                                                            499,431        464,230
  Less: allowance for loan losses (Note 4)                                  12,911         10,067
   Net loans                                                               486,520        454,163
 Premises and equipment, net (Note 6)                                        7,391          6,657
 Accrued interest receivable                                                 8,130          7,228
 Other assets (Notes 1 and 7)                                               13,392         13,017
    Total assets                                                       $ 1,067,616      $ 979,143

Liabilities:
 Deposits:
  Noninterest bearing demand deposits                                  $   147,085      $ 114,557
  Interest bearing deposits:
   NOW accounts                                                            142,639        127,296
   Money market deposit accounts                                           355,581        247,772
   Other savings deposits                                                  113,074        148,719
   Time certificates of $100,000 or more                                    63,556         83,380
   Other time deposits                                                     134,782        144,529
    Total deposits                                                         956,717        866,253
 Securities sold under agreements to repurchase
  and Federal funds purchased (Note 9)                                       9,487         20,155
 Other borrowings (Note 10)                                                  1,000          1,172
 Accrued interest payable and
  other liabilities (Notes 7, 12 and 14)                                     6,452          5,572
    Total liabilities                                                      973,656        893,152
Commitments and contingencies (Note 15)
Shareholders' equity (Notes 8 and 12):
 Common stock-- no par value, $1.00 stated value; shares
  authorized: 20,000; shares issued and outstanding:
  5,126 in 1994 and 5,065 in 1993.                                           5,126          5,065
 Surplus                                                                    39,683         38,557
 Unrealized gain (loss) on securities
  available-for-sale net of tax (Notes 1 and 2)                             (1,496)           683
 Retained earnings                                                          50,647         41,686
  Total shareholders' equity                                                93,960         85,991
    Total liabilities and shareholders' equity                         $ 1,067,616      $ 979,143

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS                                                               Santa Barbara Bancorp
OF INCOME                                                                                  and Subsidiaries
  (in thousands, except for per share data)                                     Year Ended December 31
                                                                             1994        1993        1992
Interest income:
  Interest and fees on loans                                             $  46,816   $  43,032   $  46,667
  Interest on securities:
   U.S. Treasury obligations                                                16,495      16,848      19,556
   U.S. Agency obligations                                                   2,085         226          --
   State and municipal securities                                            7,232       6,772       6,376
  Interest on Federal funds sold                                               772         795         190
  Interest on bankers' acceptances                                           1,500         760         127
    Total interest income                                                   74,900      68,433      72,916
Interest expense:
  Interest on deposits:
   NOW accounts                                                              1,294       1,436       2,016
   Money market deposit accounts                                            10,387       6,245       7,646
   Other savings deposits                                                    3,033       3,812       4,584
   Time certificates of $100,000 or more                                     2,366       2,910       5,022
   Other time deposits                                                       6,928       7,163       8,315
    Total interest on deposits                                              24,008      21,566      27,583
  Interest on securities sold under agreements to
   repurchase and Federal funds purchased (Note 9)                             878         728       1,058
  Interest on other borrowings (Note 10)                                        81          68         136
    Total interest expense                                                  24,967      22,362      28,777
Net interest income                                                         49,933      46,071      44,139
Provision for loan losses (Notes 1 and 4)                                    6,257       6,150       4,650
Net interest income after provision for loan losses                         43,676      39,921      39,489
Other operating income (Note 11):
  Service charges on deposit accounts                                        3,183       2,825       2,722
  Trust fees (Note 1)                                                        6,449       6,588       6,124
  Other service charges, commissions and fees                                4,077       3,793       3,650
  Net loss on sale of securities (Notes 1, 2 and 7)                         (1,191)        (47)       (408)
  Other income                                                                 566         943         974
    Total other operating income                                            13,084      14,102      13,062
Other operating expense:
  Salaries and other compensation                                           16,300      15,332      14,060
  Employee benefits (Note 12)                                                4,849       4,309       4,461
  Net occupancy expense (Notes 6 and 15)                                     3,528       2,990       2,809
  Equipment rental, depreciation and maintenance (Note 6)                    2,247       1,816       1,442
  Net cost of operating other real estate (Note 1)                            (485)      1,151       1,278
  Other operating expense (Note 11)                                         12,852      11,738      11,031
    Total other operating expense                                           39,291      37,336      35,081
Income before provision for income taxes                                    17,469      16,687      17,470
Provision for income taxes (Note 7)                                          4,518       4,377       4,912
Net income before cumulative effect
  of accounting changes                                                     12,951      12,310      12,558
Cumulative effect of accounting changes (Notes 1 and 14)                        --         620        (858)
Net income                                                               $  12,951   $  12,930   $  11,700
Earnings per share before cumulative effect
  of accounting changes                                                      $2.54      $2.37       $2.42
Cumulative effect of accounting changes                                         --       0.12       (0.16)
Earnings per share                                                           $2.54      $2.49       $2.26

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES                                                  Santa Barbara Bancorp
IN SHAREHOLDERS' EQUITY                                                                  and Subsidiaries
                                                                       Unrealized
                                                                     Gain (Loss) on
                                                                      Securities
                                                           Surplus    Available-
  (in thousands)                           Common Stock     Net of      for-Sale    Retained
                                          Shares  Amount  ESOP Loan  (Notes 1 & 2)  Earnings  Total
Balance,
 December 31, 1991                         5,174 $ 5,174  $ 38,396              --  $ 23,645 $ 67,215
Exercise of employee
 stock options                                33      33       375              --        --      408
Retirement of
 common stock                                (28)    (28)     (382)             --        --     (410)
Cash dividends declared
 at $0.565 per share                          --      --        --              --    (2,968)  (2,968)
Reduction in
 ESOP Liability                               --      --     1,200              --        --    1,200
Net income                                    --      --        --              --    11,700   11,700
Balance,
 December 31, 1992                         5,179   5,179    39,589              --    32,377   77,145
Exercise of employee
 stock options                                51      51       861              --        --      912
Retirement of
 common stock                               (165)   (165)   (3,293)             --        --   (3,458)
Cash dividends declared
 at $0.70 per share                           --      --        --              --    (3,621)  (3,621)
Unrealized gain on securities
 available-for-sale                           --      --        --        $    683        --      683
Reduction in
 ESOP liability                               --      --     1,400              --        --    1,400
Net income                                    --      --        --              --    12,930   12,930
Balance,
 December 31, 1993                         5,065   5,065    38,557             683    41,686   85,991
Exercise of employee
 stock options                               100     100     2,116              --        --    2,216
Retirement of
 common stock                                (39)    (39)     (990)             --        --   (1,029)
Cash dividends declared
 at $0.78 per share                           --      --        --              --    (3,990)  (3,990)
Changes in unrealized gain
 (loss) on securities
 available-for-sale                           --      --        --          (2,179)       --   (2,179)
Net income                                    --      --        --              --    12,951   12,951
Balance,
 December 31, 1994                         5,126 $ 5,126  $ 39,683        $ (1,496) $ 50,647 $ 93,960

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF                                                                Santa Barbara
Bancorp
CASH FLOWS                                                                                     and
Subsidiaries
  (in thousands)
Increase (decrease) in cash and cash                                                  Year Ended December
31
    equivalents (Note 1):                                                        1994         1993
1992
Cash flows from operating activities:
  Net income                                                                 $   12,951    $  12,930    $
11,700
  Adjustments to reconcile net income to net cash
     provided by operations:
    Depreciation and amortization                                                 1,614        1,143
989
    Provision for loan losses                                                     6,257        6,150
4,650
    Benefit for deferred income taxes                                            (1,724)        (122)
(1,241)
    Net (recovery) writedown on other real estate owned                            (821)         139
1,021
    Net amortization of discounts and premiums for
     securities and bankers' acceptances                                         (6,523)      (4,165)
(4,067)
    Net change in deferred loan origination fees and costs                          736          139
(34)
    (Increase) decrease in accrued interest receivable                             (902)         664
(439)
    Increase (decrease) in accrued interest payable                                 296         (101)
(662)
    Net loss on sale of securities                                                1,191           47
408
    Increase in service fees and other income receivable                            (23)        (697)
(20)
    Increase (decrease) in income taxes payable                                    (214)         (74)
301
    Other operating activities                                                      816         (524)
410
    Net cash provided by operating activities                                    13,654       15,529
13,016
Cash flows from investing activities:
  Proceeds from sale of securities: (Note 2)                                                   9,975
56,002
    Available-for-sale                                                          138,799
  Proceeds from call or maturity of securities: (Note 2)                                     118,843
83,659
    Available-for-sale                                                          163,847
    Held-to-maturity                                                              4,610
  Purchase of securities: (Note 2)                                                          (119,904)
(200,213)
    Available-for-sale                                                         (211,108)
    Held-to-maturity                                                            (98,514)
  Proceeds from sale or maturity of bankers' acceptances                         62,970       35,175
--
  Purchase of bankers' acceptances                                              (79,380)     (62,969)
(35,174)
  Net (increase) decrease in loans made to customers                            (39,374)      (7,541)
15,230
  Disposition of property from defaulted loans                                    3,436       15,511
3,564
  Purchase or investment in premises and equipment                               (2,384)      (2,714)
(867)
  Proceeds from sale of premises and equipment                                       22           15
2,307
    Net cash used in investing activities                                       (57,076)     (13,609)
(75,492)
Cash flows from financing activities:
  Net increase in deposits                                                       90,464       16,878
48,753
  Net decrease in borrowings with maturities of 90 days or less                 (10,668)      (5,827)
(4,447)
  Proceeds from issuance of common stock (Note 8)                                 1,187          728
180
  Payments to retire common stock (Note 8)                                           --       (3,274)
(182)
  Dividends paid                                                                 (3,877)      (3,538)
(2,756)
    Net cash provided by financing activities                                    77,106        4,967
41,548
Net increase (decrease) in cash and cash equivalents                             33,684        6,887
(20,928)
Cash and cash equivalents at beginning of period                                 50,946       44,059
64,987
Cash and cash equivalents at end of period                                   $   84,630    $  50,946    $
44,059
Supplemental disclosure:
  Cash paid during the year for:
    Interest                                                                 $   24,671    $  22,463    $
29,439
    Income taxes                                                             $    6,102    $   4,355    $
5,096
  Non-cash transactions:
    Additions to other real estate owned
     and in-substance foreclosures (Note 1)                                  $      265    $  18,496    $
4,370
    Net release from senior debt on OREO upon sale                           $      327    $     353
0

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL                      Santa Barbara Bancorp
STATEMENTS                                                and Subsidiaries

1.     SUMMARY OF SIGNIFICANT POLICIES

General

SANTA BARBARA BANCORP (the "Company") is a bank holding company organized under the laws of California. The Company and its principal subsidiary, Santa Barbara Bank & Trust (the "Bank") are engaged in the general commercial bank and trust business. The other subsidiary, SBBT Service Corporation, provides correspondent services to other local area community banks.

Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries are in accordance with generally accepted accounting principles and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries, after eliminating significant intercompany balances and transactions.

Securities

Debt obligations of the U.S. Treasury, U.S. agencies, and of states and municipalities are purchased with the intent to hold to maturity. However, the Company occasionally sells securities prior to maturity in order to limit losses if interest rates rise, or to restructure the portfolio to better match the maturity and interest rate characteristics of liabilities.

The Company implemented Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), as of December 31, 1993. This statement requires the Company to classify its securities into one of three categories. Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity securities. Securities which might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

In accordance with the provisions of SFAS 115, the Company's securities classified as held-to-maturity are carried at amortized historical cost. This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are held-to-maturity, these securities are reported on the consolidated balance sheets for the years ended December 31, 1994 and 1993 at their fair value. The net unrecognized gain or loss for these securities is reported on the consolidated balance sheets as a separate component of equity, net of the tax effect.

Loans, Fees, and Allowance for Loan Losses

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is accrued on a simple interest basis, except where serious doubt exists as to the collectibility of the loan, in which case the accrual of income is discontinued and uncollected income is subtracted from interest earned.

Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or additions to the loan principal if the deferred costs are greater than deferred fees.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, usually by the use of accelerated methods in the early years, switching to the straight-line method in later years. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Generally, the estimated useful lives of other items of premises and equipment are as follows:

Buildings and improvements     10-25 years
Furniture and equipment         5-7 years

Income Taxes

The Company is required to use the accrual method for tax return purposes as well as for financial reporting purposes. However, there are several items of income and expense which are recognized in different periods for tax return purposes than for financial reporting purposes. Appropriate provisions have been made in the financial statements for deferred taxes in recognition of these temporary differences.

In February, 1992, the FASB promulgated Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted the pronouncement as of the beginning of 1993. The effect on income for the years prior to adoption must be recognized. This had to be done by either of two means. The first is by recognizing the effect on all prior years as a cumulative effect from a change in accounting principle in the year of adoption. The second is by restating the financial statements for one or more prior years to conform to the provisions of the statement, with the effect on earlier years that were not restated being recognized as a cumulative effect in the earliest year restated. The Company elected to implement the statement by the first means, and consequently recognized a gain of $620,000 as the cumulative effect of a change in accounting principle.

Trust Fees

Trust fees for customary services are generally based on the market value of customer assets, and an estimate of the fees is accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. The weighted average number of shares outstanding was 5,097,893 in 1994, 5,189,082 in 1993, and 5,182,168 in
1992. The only potential common stock equivalents for the Company are shares issuable on the exercise of outstanding options. Even if all of the outstanding stock options had been exercised, there would be no material dilutive effect for any of the years presented and therefore they have been excluded from the computation.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Federal funds are sold for only one day at a time.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, copayment provisions, and other limitations.

In December 1990, the FASB issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). Though permitted to wait until 1993 to implement the statement, the Company elected to implement it in 1992. The statement requires that the expected cost of any such benefits must be charged to expense during the years that the employees render service. This was a significant change from the Company's past practice of recognizing these costs on the cash basis. In addition, the Company had to address the cost of the benefits that were earned by retirees and employees prior to 1992. The Company adopted the statement effective January 1, 1992.

Under the provisions of the statement, at the effective date of adoption, the employer has a liability which represents the net present value of that portion of the estimated future cost of the eventual benefits that the employees have earned by their service up to that date. An employer may recognize this liability by one of two means. In the year of adoption it may record the whole amount of this liability through a charge to income as a change in accounting method. The statement refers to this option as "adoption by means of a cumulative catch-up adjustment." Alternatively, the employer may instead record a pro-rata portion of the liability over a period of up to twenty years. The statement refers to this method as "adopting prospectively". The Company elected to adopt the statement by means of a cumulative catch-up adjustment whereby it recognized the whole liability in 1992. It is shown net of the tax effect as a cumulative effect of an accounting change of $858,000 in the consolidated statement of income for the year ended December 31, 1992.

Other Real Estate Owned and Collateral Foreclosed In Substance

Other real estate owned ("OREO") represents real estate acquired through foreclosure or deed in lieu of foreclosure and real estate investments. In addition, loans which meet certain criteria are not included in the amounts reported for loans, but are instead reported along with other real estate owned in other assets. The criteria are designed to identify loans which are unlikely to be repaid except through eventual foreclosure and subsequent sale of the collateral by the Company. The collateral for these loans is said to be foreclosed "in substance." As provided in the Statement of Position 92-3, Accounting for Foreclosed Assets, published by the American Institute of Certified Public Accountants, OREO acquired through foreclosure and collateral that is regarded as foreclosed in substance are carried at the lower of cost or fair value less estimated costs to sell the collateral. Cost is determined at the date of acquisition or classification of the collateral as foreclosed in substance and is defined as the fair value at that time. If the outstanding balance of the loan is greater than the fair value less estimated disposal costs at the time of the acquisition or reclassification, the difference is charged-off against the allowance for loan loss. Any senior debt to which other real estate owned is subject is reported along with other borrowings and is not deducted from the carrying amount of the collateral.

During the time the property is held or while the collateral is classified as foreclosed in substance, all related carrying costs are expensed as incurred and additional decreases in the fair value are charged to other operating expense in the period in which they become known. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in the fair value may be recognized as reductions of OREO operating expense to the extent that they represent recoveries of amounts previously written-down. Gains in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

In May 1993, the FASB issued Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This pronouncement must be implemented by the Company in 1995. The statement requires that when a borrower is expected to be unable to meet the contractual payment terms of the note, the carrying amount of the loan must be written down to the present value of the anticipated cash flows for principal and interest. Federal banking regulators have indicated that they would permit banks to classify as loans those notes for which the collateral has not yet actually been foreclosed. The Company has elected to report those notes that had been already classified as foreclosed in substance with other real estate owned, while reporting new situations that arise in 1995 as loans carried at their discounted cash flows or at the fair value of their collateral.

Management does not believe that there will be any material adverse impact on the financial condition of the Company or on the results of operations in the year of implementation.

OREO that has been acquired through foreclosure or deed in lieu was $175,000 and $2,524,000 as of December 31, 1994 and 1993, respectively.
Collateral foreclosed in substance was $681,000 and $955,000 as of December 31, 1994 and 1993, respectively.

Reclassifications

Certain amounts in the 1993 and 1992 financial statements have been reclassified to be comparable with classifications used in the 1994 financial statements.

2.     SECURITIES

A summary of debt securities at December 31, 1994 and 1993 is as follows:

(in thousands)                                                 Gross              Gross
Estimated
                                          Amortized          Unrealized        Unrealized              Fair
                                              Cost             Gains              Losses
Value
1994:
Held-to-maturity:
U.S. Treasury
 obligations                              $ 195,354          $     69          $ (12,189)          $
183,234
U.S. agency
 obligations                                 14,654                --               (999)
13,655
State and
municipal
securities                                   89,512             9,727             (1,477)
97,762
                                            299,520             9,796            (14,665)
294,651
Available-for-sale:
U.S. Treasury
 obligations                                 48,812                12               (685)
48,139
U.S. agency
 obligations                                 41,024                --             (1,724)
39,300
                                             89,836                12             (2,409)
87,439
                                          $ 389,356          $  9,808          $ (17,074)          $
382,090

1993:
Held-to-maturity:
U.S. Treasury
 obligations                              $ 106,491          $  2,594          $    (512)          $
108,573
U.S. agency
 obligations                                  9,786                --                (11)
9,775
State and
 municipal
 securities                                  78,197            18,644                 --
96,841
                                            194,474            21,238               (523)
215,189
Available-for-sale:
U.S. Treasury
 obligations                                181,865             1,182                (17)
183,030
U.S. agency
 obligations                                  6,015                --                 (1)
6,014
                                            187,880             1,182                (18)
189,044
                                          $ 382,354          $ 22,420          $    (541)          $
404,233

During 1994, the Company transferred one of its U.S. agency securities from its liquidity portfolio to its earnings portfolio. This entailed a change in classification from "available-for-sale" to "held-to-maturity." The security, purchased in 1993, was callable on the first anniversary of its issuance. The terms of the security provided that if it was not called, the interest rate on the security would increase, or "step up." At the time of purchase, interest rates were such that Management expected that it would be called. When interest rates increased during 1994, it became more expensive for the issuer to refinance the debt at current interest rates and the security was not called. With circumstances changed, Management decided to transfer the security to the earnings portfolio and has classified it as held-to-maturity. The note was transferred at its fair value of $4,802,000. The unrealized loss on the security at the time of transfer was $109,000 and this amount remained in the special component of equity for unrealized gains and losses on securities available-for-sale to be amortized over the remaining term of the security.

The amortized cost and estimated fair value of debt securities at December 31, 1994 and 1993, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                         Held-to-     Available-
                                       Maturity     for-Sale        Total
1994:
Amortized cost:
In one year or less                    $  17,220    $  33,992    $  51,212
After one year
 through five years                      225,648       55,844      281,492
After five years
 through ten years                        35,798           --       35,798
After ten years                           20,854           --       20,854
                                       $ 299,520    $  89,836    $ 389,356
Estimated market value:
In one year or less                    $  17,694    $  33,816    $  51,510
After one year
 through five years                      214,105       53,623      267,728
After five years
 through ten years                        43,063           --       43,063
After ten years                           19,789           --       19,789
                                       $ 294,651    $  87,439    $ 382,090
1993:
Amortized cost:
In one year or less                    $   4,504    $ 144,965    $ 149,469
After one year
 through five years                      137,139       41,886      179,025
After five years
 through ten years                        36,463        1,029       37,492
After ten years                           16,368           --       16,368
                                       $ 194,474    $ 187,880    $ 382,354
Estimated market value:
In one year or less                    $   4,694    $ 145,650    $ 150,344
After one year
 through five years                      141,799       42,364      184,163
After five years
 through ten years                        48,229        1,030       49,259
After ten years                           20,467           --       20,467
                                       $ 215,189    $ 189,044    $ 404,233

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1994 and 1993 are shown in the next table. Because the identification of the securities as held-to-maturity or available-for-sale under the provisions of SFAS 115 did not take place until December 31, 1993, it is not possible to distinguish to which portfolio the proceeds, gains, and losses from sales or calls that occurred during the year of 1993 relate. Consequently, the amounts for 1993 relate to the whole portfolio. Similarly, in the Consolidated Statements of Cash Flow, the proceeds from sales, maturities, and calls, and the purchases of securities, are reported only for the whole securities portfolio.


(in thousands)
                                         Gross      Gross
                               Proceeds  Gains     Losses
1994:
Held-to-maturity:
  Calls                      $   3,295     --         --
Available-for-sale:
  Sales                      $ 138,799   $  5    $ 1,196

1993 Total portfolio:
Sales                        $   9,975   $  1    $    48
Calls                        $   8,283   $ --    $    --


Securities with a book value of approximately $161,050,000 at December 31, 1994 and $140,010,000 at December 31, 1993 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3.     LOANS

The loan portfolio consists of the following:

(in thousands)                                      December 31
                                               1994       1993
Real estate loans:
 Residential                              $  108,923 $   54,395
 Non-residential                             145,928    123,534
 Construction                                 26,695     41,030
Commercial, industrial,
 and agricultural                            148,396    168,227
Home equity line                              32,573     36,219
Consumer                                      27,319     27,331
Municipal tax-exempt obligations               7,831     11,888
Other                                          1,766      1,606
                                          $  499,431 $  464,230

The amounts above are shown net of deferred loan origination, commitment, and extension fees of $2,038,000 for 1994 and of $1,301,000 for 1993.

The Company has made tax refund anticipation loans during the last three years. Taxpayers desiring to receive their income tax refunds early borrow from the Company and the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally paid within several weeks. Therefore, the costs to process the loans are greater in comparison to the cost of funds than they are for other types of loans. Consequently, the Company has a set fee for this service which does not vary by the amount of funds advanced or the length of time that the loan is outstanding. Nonetheless, the fees are reported in the statements of income as interest income, and totaled $4,791,000 for 1994, $1,048,000 for 1993, and $473,000
for 1992. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received by June 30 are charged-off. Consequently, there were no refund anticipation loans included in the above table of outstanding loans at December 31, 1994 or 1993.

4.     ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:


(in thousands)                            Year ended December 31
                                        1994       1993      1992
Balance, beginning                  $  10,067     9,353     7,611
Tax refund anticipation loans:
 Provision for losses                   2,890       118       300
 Recoveries on
  loans previously charged-off            672        62        77
 Loans charged-off                     (3,030)     (650)     (404)
All other loans:
 Provision for losses                   3,367     6,032     4,350
 Recoveries on loans
  previously charged-off                  458       370       212
 Loans charged-off                     (1,513)   (5,218)   (2,793)
Balance, end  of year               $  12,911    10,067     9,353


The ratio of losses to total loans made from the tax refund anticipation loans are higher than arise from other loans. For these loans, the provision for loan loss, the loans charged-off, and the loans recovered, are reported separately from the corresponding amounts for all other loans.

5.     CASH AND DUE FROM BANKS

Included within cash and due from banks are the reserves that all depository institutions are required by law to maintain on transaction deposits. The average cash reserve balances required by the Federal Reserve Bank to be maintained by the Bank were approximately $18.5 million in 1994 and $16.4 million in 1993.

6.     PREMISES AND EQUIPMENT

Premises and equipment consist of the following:


(in thousands)                        December 31
                                   1994        1993
Land                          $    1,282  $    1,282
Buildings and  improvements        4,294       4,331
Leasehold  improvements            5,369       4,383
Furniture and  equipment          11,167      10,004
  Total cost                      22,112      20,000
Accumulated depreciation
  and amortization               (14,721)    (13,343)
Net book value                $    7,391  $    6,657


Depreciation and amortization on fixed assets included in other operating expenses totaled $1,614,000 in 1994, $1,143,000 in 1993, and $989,000 in
1992.

7.     INCOME TAXES

The provisions (benefits) for income taxes related to operations, the tax benefit related to stock options that is credited directly to shareholders' equity, and the tax effect of the accounting changes described in Notes 1, 2, and 14 are as follows:

                                         Year ended December 31
(in thousands)                          1994      1993      1992
Federal:
 Current                            $  3,962   $ 2,547   $ 3,730
 Deferred                             (1,312)       46      (694)
                                       2,650     2,593     3,036
State:
 Current                               2,280     1,684     1,957
 Deferred                               (412)      100       (81)
                                       1,868     1,784     1,876
Total tax provision                 $  4,518   $ 4,377   $ 4,912
Reduction in taxes payable
 associated with exercises
 of stock options                   $   (326)  $   (82)  $   (58)
Tax associated with
 changes in accounting
 principles                               --   $  (620)  $   602
Tax effect of unrealized gain
 or loss on securities
 available-for-sale                 $  1,064   $  (481)  $    --


The current provision for income taxes includes credits of $495,000, $19,000, and $167,000, related to net securities losses for 1994, 1993, and 1992, respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 34 percent for the reasons shown in the following table:


(in thousands)                                 Year ended December 31
                                         1994          1993         1992
Tax provision at Federal
  statutory rate                      $   5,939     $   5,674   $   6,045
Interest on securities exempt
  from Federal taxation                  (2,507)       (2,422)     (2,195)
State income taxes, net of
  Federal income tax benefit              1,233         1,112       1,141
ESOP dividends deductible as
  an expense for tax purposes              (148)         (140)       (113)
Other, net                                    1           153          34
Actual tax provision                  $   4,518     $   4,377   $   4,912


Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of December 31, 1994 and 1993, included within other assets on the balance sheet are net deferred tax assets of $8,066,000 and $4,797,000, respectively. The net deferred tax assets as of December 31, 1994 and 1993 and the tax effect of the principal temporary differences for the year ending that date are as follows:


                                              Tax                  Tax
  (in thousands)              Components    Effect    Components  Effect
                                 1994        1994        1993      1993
  Deferred tax assets:
    Allowance for
     loan loss               $     5,366   $ 1,375   $    3,991  $   126
    State taxes                      767       114          653        5
    Loan fees                      1,022       403          619      117
    Depreciation                     691       386          305     (115)
    Post retirement
     benefits                        501       (84)         585        1
    Other real
     estate owned                     --      (143)         143      (49)
    Unrealized loss
     on securities                 1,064        --           --       --
    Other                             70        52           18       15
                                   9,481     2,103        6,314      100
    Valuation
     allowance                        --        --           --       --
    Total deferred
     tax assets                    9,481     2,103        6,314      100
  Deferred tax liabilities:
    Unrealized gain
     on securities                    --        --          481       --
    Loan costs                       400        88          312       33
    Accretion on
     securities                      563       140          423      267
    Federal effect
     of state asset                  452       152          300      (52)
    Other                             --        (1)           1       (2)
    Total deferred
     tax liabilities               1,415       379        1,517      246
  Net deferred
    tax asset                $     8,066   $ 1,724   $    4,797  $  (146)


Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is no material amount that will not be realized through sufficient taxable income within the carryback periods or within one year from the taxable income generated by operations.

The principal timing differences with their tax effects for the year ended December 31, 1992 were as follows:


(in thousands)                              1992
Accrual and cash basis income            $  244
Lower provision for loan losses
 for tax return                            (756)
Use of accelerated depreciation             (71)
Valuation adjustments to OREO
 not deductible for tax until sale
 of property                               (192)
                                         $ (775)


8.     SHAREHOLDERS' EQUITY

The Company currently has three stock option plans. These plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The first is the Directors Stock Option Plan, established in 1986 for directors of the Company. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Stock acquired by the exercise of options granted under this plan may not be sold for five years after the date of the grant or two years after the date options are exercised, whichever is later. The third plan is the Stock Option Plan for employees established in 1983. All options approved under this plan have been granted and the plan is active now only for the exercise of options held by employees.

All options outstanding were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the options specify that they are exercisable in cumulative 20% annual installments and will expire 5 years from the date of grant. The Board has granted some options which are exercisable in cumulative 10% annual installments and expire 10 years from the date of grant.

The following information is presented concerning the stock option plans as of December 31, 1994, 1993, and 1992 (adjusted for stock splits and stock dividends):

                                                              Per Share
                                       Options                PriceRanges
1994
Granted                                 56,468            $21.00 to $28.50
Exercised                               99,893            $21.75 to $28.50
Cancelled and expired                   44,730            $7.33 to $ 25.63
Outstanding
 at end of year                        452,843            $13.81 to $28.50
Range of
 expiration dates                 5/01/95 to 5/01/2002
Exercisable
 at end of year                        239,118            $13.81 to $28.50
Shares available
 for future grant                      214,002

1993
Granted                                162,602            $19.00 to $21.50
Exercised                               50,874            $13.81 to $19.44
Cancelled and expired                    6,539            $15.24 to $19.95
Outstanding
 at end of year                        540,998            $13.81 to $21.06
Exercisable
 at end of year                        268,689            $13.81 to $21.06

1992
Granted                                215,859            $13.81 to $17.14
Exercised                               33,684            $9.26 to $17.14
Cancelled and expired                   22,734            $9.26 to $21.98
Outstanding
 at end of year                        435,809            $14.29 to $21.06
Exercisable
 at end of year                        217,468            $14.29 to $21.06


The option plans permit employees and directors to pay the exercise price of options they are exercising with shares of stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $1,029,000, $184,000, and $229,000 were surrendered in the years ended December 31, 1994, 1993, and 1992, respectively.

In October 1993, the Company offered to purchase about 4.8% of the then outstanding shares of common stock from its shareholders. Provision was made in the offer to purchase additional tendered shares at the Company's option. At the close of the offer on November 15, about 3.0% of the outstanding shares were purchased by the Company. The purchase of $3.3 million was financed from operating funds paid by the Bank to the Company as a dividend. The weighted average shares outstanding for the computation of 1993 earnings per share reflects the reduction in shares from this purchase.

In March 1990, the Company's Employee Stock Ownership Plan ("ESOP") purchased 289,406 shares (adjusted for stock dividends) from the Company. The purchase of the shares by the ESOP was financed partially by a loan from another commercial bank. This loan was guaranteed by the Company. Generally accepted accounting principles require that the outstanding amount of such a loan be shown on the Company's balance sheet both among liabilities and as an offset to shareholders' equity. Interest and principal payments were made by the ESOP from dividends received on Company stock held for employees and from funds received from the Company as part of its regular contribution to employee retirement plans. The balance of the note at December 31, 1992 was $1,400,000. The remaining balance of the note was paid in January 1993, and this transaction is reported in the Statement of Changes in Shareholders' Equity for the year ended December 31, 1993.

9.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS
       PURCHASED
The Company sells certain of its securities under agreements to repurchase at a later date at a set price. The following information is presented concerning these transactions:

(dollars in  thousands)             Year ended December 31
                                    1994      1993     1992
Weighted average interest
  rate at year-end                  4.57 %    2.68 %   2.97 %
Weighted average interest
  rate for the year                 3.26 %    2.90 %   3.53 %
Average outstanding
  for the year                   $ 9,355   $12,220  $10,722
Maximum outstanding at any
  month-end during the year      $12,525   $16,274  $20,910
Amount outstanding at
  end of year                    $ 3,461   $ 7,641  $11,261

The Bank purchased Federal funds from correspondent banks as detailed below:


(dollars in  thousands)             Year ended December 31
                                   1994      1993      1992
Weighted average interest
  rate at year-end                  5.75 %    2.91 %    3.04 %
Weighted average interest
  rate for the year                 4.01 %    2.93 %    3.50 %
Average outstanding
  for the year                  $ 14,277  $ 12,732  $ 19,407
Maximum outstanding at any
  month-end during the year     $ 21,206  $ 27,151  $ 34,475
Amount outstanding at
  end of year                   $  6,026  $ 12,514  $ 14,722


10.     OTHER BORROWINGS

Included in other borrowings are Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings including the senior debt on other real estate owned as explained in Note 1. There was no such senior debt at December 31, 1994, and at December 31, 1993, it totaled $172,000. During the course of 1993 and 1994, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank, but there were no such borrowings at December 31 of either year.

11.     OTHER OPERATING INCOME AND EXPENSE

Of the amounts included in other service charges, commissions, and fees, the largest items are fees earned from the processing of credit card drafts for merchant customers of the Company, gains from loan sales, and escrow fees. The gains on loan sales arise primarily from the recognition of origination fees that have not been amortized by the time of sale. Of the amounts included in other operating expense, the largest items are FDIC deposit insurance premiums, credit card clearing fees, and consultant expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects. The amounts for these income and expense categories included in the statements of income are as follows:


(in thousands)                       Year ended December 31
                                    1994      1993      1992
Income items:
 Draft processing                $ 2,011   $ 2,104   $ 2,078
 Gains on loan sales                 126       548       623
 Escrow fees                         331       311       339
Expense items:
 FDIC assessments                $ 1,982   $ 1,891   $ 1,885
 Credit card clearing fees         1,575     1,757     1,694
 Consultant expense                  702       730       590


12.     EMPLOYEE BENEFIT PLANS

The Company has two defined-contribution profit sharing plans. The first is the Incentive and Investment and Salary Savings Plan. This plan has two components. The first is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. Effective January 1, 1994, the Company matches 100% of the first 3% of the employee's deferral and 50% of the next 3%, but not more than 41/2% of the employee's total compensation. Through 1993, the Company had matched 50% of the employee's deferral up to 6% of the employee's compensation. This led to a maximum match of 3%. In 1994, 1993, and 1992 the employer's matching contributions were $554,000, $287,000, and $277,000, respectively.

The other component, the Incentive and Investment Plan, was established in 1966, and provides for contributions computed by a formula of approximately 10% of pre-tax profits prior to employer contribution, reduced by the matching contributions paid to the Salary Savings component of the Plan and the contributions made to the ESOP. In 1992 the Company directed $631,000 of the total 1992 profit sharing contribution to the Incentive and Investment Plan. In 1993, as mentioned in Note 8, the Company contributed an extra amount to the ESOP for the purpose of paying off the loan it incurred for the purchase of stock. Consequently, no contribution was made to the Incentive and Investment portion of the plan. In 1994, all profit-sharing contributions in excess of the 401(k) employer match were directed to the Incentive and Investment Plan.

The second plan is the ESOP, which was initiated in January 1985. As of December 31, 1994, the ESOP held 552,872 shares at an average cost of $13.63 per share.

In 1993 and 1992, the Company made contributions to the ESOP of $1,404,000 and $942,000, respectively. In 1992, $467,000 of the annual contribution was used for regularly scheduled payments of principal, and $142,000 was used for payments of interest. In addition, $333,000 in dividends received from the Company were used for principal payments and $400,000 in cash held from prior year contributions was used for an extra principal payment. The total principal reduction in 1992 was $1,200,000. In 1993, $1,400,000 of the contribution was used to pay off the remaining balance of the note and $4,000 was used for the payment of interest.

Total contributions to the profit sharing plans were $1,884,000 in 1994, $1,691,000 in 1993, and $1,850,000 in 1992.

13.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires companies with $150 million or more in total assets to provide certain disclosures about most financial instruments. For the types of financial instruments covered by the statement, whether or not recognized in the balance sheet, the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company. In the case of financial instruments for which it is not practicable to estimate the fair value, the Company is required to disclose information pertinent to estimating the fair value such as interest rates and maturity, and also state the reasons why it is not practicable to estimate fair value.

In the statement, the FASB states that the "[f]air values of financial instruments depict the market's assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur." The information about fair value is said to better enable "investors, creditors, and other users to assess the consequences of an entity's investment and financing strategies, that is, to assess its performance."

Nonetheless, there are several factors which users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, the statement acknowledges that there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the statement covers only financial instruments, not other assets like premises, the fair value of which might differ signficantly from the amounts at which they are carried in an entity's financial statements. Thirdly, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships which provide stable sources of investable funds. Lastly, the statement does not address means of evaluating an entity's performance in areas other than the management of financial instruments, for example the ability to generate noninterest income and the control of noninterest expense. For these reasons, users are advised not to regard the disclosure of the fair market value of financial instruments as in any way equivalent to a valuation of the Company as a whole.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash

The face value of cash is its fair value.

Securities and bankers' acceptances

For securities and bankers' acceptances, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Because of the implementation of SFAS 115 at December 31, 1993 as explained in Note 1, a portion of the portfolio is carried at fair value.

Loans

The fair value of loans is estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These contractual cash flows are adjusted to reflect estimates of uncollectible amounts.

Deposit liabilities

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31 of each year. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Repurchase agreements, Federal funds purchased, and other borrowings

For these short-term instruments, the carrying amount is a reasonable estimate of their fair value.

Commitments to extend credit, standby letters of credit, and financial guarantees written

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company seldom charges fees for loan commitments. Since no fees are being collected, the use of the commitment is at the option of the potential borrower, and the commitments are being written at rates comparable to current market rates, the Company does not believe that these commitments have a fair value within the context of SFAS 107.

The Company has no financial instruments covered by the statement for which it is not practicable to estimate a fair value.

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1994 and 1993 are as follows:


     (in thousands)                                  Carrying     Fair
                                                     Amount       Value
As of December 31, 1994:
  Financial assets:
    Cash                                       $   69,630   $   69,630
    Federal funds sold                             15,000       15,000
    Securities available-for-sale                  87,439       87,439
    Securities held-to-maturity                   299,520      294,651
    Bankers' acceptances                           80,594       80,510
    Loans                                         486,520      483,632
  Financial liabilities:
    Deposits                                      956,717      957,478
    Repurchase agreements,
      Federal funds purchased,
       and other borrowings                        10,487       10,487
  Unrecognized financial instruments:
    Commitments to extend credit                       --           --
    Standby letters of credit                          --          166

As of December 31, 1993:
  Financial assets:
    Cash                                       $   50,946   $   50,946
    Securities available-for-sale                 189,044      189,044
    Securities held-to-maturity                   194,474      215,189
    Bankers' acceptances                           63,614       63,614
    Loans                                         454,163      456,677
  Financial liabilities:
    Deposits                                      866,253      870,346
    Repurchase agreements,
      Federal funds purchased,
        and other borrowings                       21,327       21,327
  Unrecognized financial instruments:
    Commitments to extend credit                       --           --
    Standby letters of credit                          --          134


14.     OTHER POSTRETIREMENT BENEFITS

As explained in Note 1, the Company adopted SFAS 106 effective as of the beginning of 1992. The statement requires the Company to recognize the net present value of the estimated future cost of providing health insurance benefits to retirees as those benefits are earned rather than when paid. To provide for these benefits, the Company established the Retiree Health Plan on December 29, 1992.

Under the provisions of the Retiree Health Plan, all eligible retirees may purchase health insurance coverage through the Company. The cost of this coverage is that amount which the Company pays under the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will contribute a portion of the cost for the retiree, varying from 60% to 100% at the time the employee retires, with the stipulation that the cost of the portion paid by the Company shall not increase by more than 5% per year.

As of the effective date of adoption, January 1, 1992, the Company's accumulated postretirement benefit obligation ("APBO") totaled $1,735,000. This obligation is the actuarial net present value of the obligation for fully eligible plan participants' expected postretirement benefits plus the portion of the expected postretirement benefit obligation for other active plan participants attributed to service through December 31, 1991. In prior years, the Company had recognized $275,000 of this cost. Therefore, the APBO recognized effective January 1, 1992 was $1,460,000.

This obligation must be remeasured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; 4) the amount of earnings anticipated on plan assets; and 5) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following table shows the amount of the APBO, the fair value of the plan assets, and the accrued postretirement benefit cost as of December 31, 1994 and 1993.


(in thousands)                                           December 31
                                                        1994     1993
Retirees eligible for benefits                          (512)    (686)
Dependents eligible for benefits                        (274)    (313)
Active employees fully eligible                         (368)    (630)
Active employees not fully eligible                   (1,009)  (1,666)
Accumulated postretirement benefit obligation         (2,163)  (3,295)
Fair value of plan assets                              2,162    2,015
Accumulated postretirement
  benefit obligation in excess
  of plan assets                                         (1)   (1,280)
Unrecognized prior service cost                           8        10
Unrecognized net (gain) loss                           (230)    1,047
Accrued postretirement benefit cost                    (223)     (223)


The accrued postretirement benefit cost of $223,000 is included within accrued interest payable and other liabilities in the consolidated balance sheet for December 31, 1994.

Each year the Company is required to recognize a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income is made up of several components as shown in the next table.


(in thousands)      Year ended December 31
                       1994  1993  1992
Service cost          $ 252 $ 165 $ 142
Interest cost           231   185   156
Return on assets       (149) (127)   --
Amortization cost        56    --    --
Net cost              $ 390 $ 223 $ 298


The first component is service cost, which is the net present value of the portion of the expected postretirement benefit obligation for active plan participants attributed to service for that year. The second is interest cost, which is the increase in the accumulated postretirement benefit obligation that results from the passage of another year. That is, because the benefit obligation for each employee is one more year closer to being paid, the net present value increases. The third component, return on assets, is the income earned on any investments that have been set aside to fund the benefits. This return is an offset to the other components.

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change, both of which cause increases or decreases in the APBO or the value of plan assets. For example, in measuring the APBO at December 31, 1992, and determining the NPPBC for 1993, a discount rate of 8.9% was used in determining the net present value and a rate of 7.0% was assumed to be the long-term rate of return on plan assets. In measuring the APBO at December 31, 1993 and determining the NPPBC for 1994, the discount rate was lowered to 7.12% because of the continuing decline in interest rates during 1993. This reduction in discount rate caused the APBO to increase by $750,000.

Rather than the whole amount of such a loss being recognized in the year it arises, the statement provides for gains or losses arising from these changes in experience and/or assumptions to be recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may partially or fully reversed in subsequent years. Amortization of this loss began in 1994 as a component of the Company's NPPBC. However, because of increasing interest rates in 1994, a discount rate of 8.73% is used to measure the APBO at December 31, 1994 and the NPPBC for 1995. With the partial amortization in 1994, this higher discount rate has virtually eliminated the remaining unrecognized experience/assumptions loss, and there will be no amortization component included in the NPPBC of $213,000 for 1995.

At the time of implementing the statement, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

Among the significant estimates or assumptions used in determining the APBO are the rate of earnings on assets which will be available to offset the other components and the annual increase in medical insurance premiums. While the discount rate used in the present value computation of the APBO has fluctuated with market rates, the Company has continued to use 7.0% as its estimate of the long-term rate of return on plan assets. As noted above, the Retiree Health Plan provides for the Company's contribution for insurance premiums to be limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees will need to contribute a larger portion of the total premium cost. Therefore, 5% has been set as the assumed cost trend rate for health care.

Under the provisions of SFAS 106, employers are allowed wide discretion as to whether and how they set aside funds to meet the obligation they are recognizing. Under the provisions of the current Internal Revenue Code, only a portion of this funding may be deducted by the employer. The funded status of the plan is shown in the previous table as the excess of the APBO over plan assets.

On December 29, 1992, the Company established a Voluntary Employees' Beneficiary Association ("VEBA") to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. Most of the plan assets have been invested in insurance policies on the lives of various employees of the Company.

The current funding policy of the Company is to contribute assets to the VEBA sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life policies payoffs will fund benefits and premiums in the future.

As of December 31, 1994, because of the reduction in the APBO caused by the higher discount rate and changes in other assumptions, the VEBA was underfunded by $1,000 compared to an underfunded status of $1,037,000 as of December 31, 1993. The APBO related to the key employees of $173,000 is totally unfunded.

15.     COMMITMENTS AND CONTINGENCIES

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1994, the minimum rentals under non-cancelable leases for the next five years and thereafter are as follows:


(in thousands)   Year ended            Non-cancelable
                 December 31           lease expense
                 1995                   $  1,844
                 1996                      1,825
                 1997                      1,788
                 1998                      1,773
                 1999                      3,688
                 Thereafter                5,973
                                        $ 16,891


Total net rentals for premises included in other operating expenses are $1,801,000 in 1994, $1,552,000 in 1993, and $1,409,000 in 1992.

The Company is currently leasing space from a partnership in which a director has an interest. The original terms of the lease were negotiated with the assistance of two independent, outside appraisers, and the lease was approved by the Board of Directors of the Company. The Company exercised its option to renew the lease in 1989. In 1994, the Company renogiated the lease to receive other rights such as additional lease option periods and a right of first refusal to purchase the building if it is offered for sale. The nominal monthly rent increased to obtain these benefits, but the actual outlay was reduced in order for the Company to be reimbursed for advancing the partnership's share of seismic improvements made to the leased property in 1994. The above schedule of lease commitments includes the terms of the current agreement. Management believes the terms of the revised lease are comparable with terms which would be available with unaffiliated third parties and the terms were also approved by the Company's Board of Directors.

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with "off-balance sheet" risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company almost never charges fees in connection with loan commitments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company charges a fee for these letters of credit.

The Company does not enter into any interest rate swaps or caps, or forward or futures contracts.

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the statement of financial position. This risk arises from the possibility of the failure of another party to perform according to the terms of a contract that would cause a draw on a standby letter of credit. To minimize the first risk, the Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation.

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss by the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company's base lending rate which varies with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than 3 months.

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1994 and 1993, the contractual notional amount of these instruments are as follows:


(in thousands)                            December 31
                                      1994            1993
Standby letters of credit        $   9,093       $  10,447
Loan commitments                    25,941          13,237
Undisbursed loans                   13,795          10,850
Unused consumer credit lines        45,866          34,242
Unused credit lines                 69,384          82,069
                                 $ 164,079       $ 150,845


Since many of the commitments are expected to expire without being drawn upon, the amounts above do not necessarily represent future cash requirements.

The Company has concentrated its lending activity almost exclusively with customers within Santa Barbara County. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The largest concentration of loans is to real estate developers, but the nature of the properties is quite varied: 1-4 family residential, multi-family residential, and commercial buildings of various kinds. Continued increases in interest rates may cause delay in the sale or lease of some of these properties, and the Company has considered this in evaluating the adequacy of the allowance for loan loss.

The Company has a trust department that has fiduciary responsibility for the assets that it holds on behalf of its trust customers. These assets are not owned by the Company and accordingly are not reflected in the accompanying consolidated balance sheets.

The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of management, the resolution of this litigation will not have a material impact on the Company's financial position.

16.     SANTA BARBARA BANCORP

Santa Barbara Bancorp is the parent company and sole owner of the Bank. However, there are legal limitations on the amount of dividends which may be paid by the Bank to the Company. At December 31, 1994, the Bank could have declared dividends of approximately $26.1 million to the Company. Federal law also restricts the Bank from extending credit to the Company by making any such extensions of credit subject to strict collateral requirements. The condensed financial statements of the parent company only are presented on this and the following page.


                                     SANTA BARBARA BANCORP
                                     (Parent Company Only)

Balance Sheets
(in thousands)
                                                                             December 31
                                                                        1994            1993
Cash                                                                 $    204        $    298
Investment in and advances to subsidiaries                             94,726          86,549
Notes receivable                                                           55              56
Other assets                                                                1              --
    Total assets                                                     $ 94,986        $ 86,903

Dividends payable                                                    $  1,025        $    912
Other liabilities                                                           1              --
  Total liabilities                                                     1,026             912
Common stock                                                            5,126           5,065
Surplus                                                                39,683          38,557
Unrealized gain (loss) on securities available-for-sale                (1,496)            683
Retained earnings                                                      50,647          41,686
  Total shareholders' equity                                           93,960          85,991
    Total liabilities and shareholders' equity                       $ 94,986        $ 86,903

                                     SANTA BARBARA BANCORP
                                     (Parent Company Only)
Income Statements
 (in thousands)
                                             Year ended December 31
                                        1994         1993         1992
Equity in earnings of subsidiaries:
  Undistributed                    $   10,356   $    7,102   $    8,609
  Dividends                             2,500        5,780        3,025
Interest income                             7            7            7
Miscellaneous expenses                   (153)        (215)        (128)
Income tax benefit                        241          256          187
  Net income                       $   12,951   $   12,930   $   11,700

                                     SANTA BARBARA BANCORP
                                     (Parent Company Only)
Statements of Cash Flows
 (in thousands)
                                                                          Year ended December 31
                                                                      1994         1993          1992
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Interest received                                               $       7   $        8   $        7
  Cash paid to suppliers and others                                    (153)        (215)        (128)
  Income tax benefit                                                    241          256          187
    Net cash provided by operating activities                            95           49           66

Cash flows from investing activities:
  Net decrease in loans made to customers                                 1            3            6
  Purchase of OREO from Bank                                             --           --         (400)
  Proceeds from sale of OREO                                             --          400           --
  Distributed earnings of subsidiaries                                2,500        5,780        3,025
    Net cash provided by investing activities                         2,501        6,183        2,631

Cash flows from financing activities:
  Proceeds from issuance of common stock                              1,187          728          180
  Payments to retire common stock                                        --       (3,274)        (182)
  Dividends paid                                                     (3,877)      (3,538)      (2,756)
    Net cash used in financing activities                            (2,690)      (6,084)      (2,758)

Net increase (decrease) in cash and cash equivalents                    (94)         148          (61)
Cash and cash equivalents at beginning of period                        298          150          211
Cash and cash equivalents at end of period                        $     204   $      298   $      150

Reconciliation of net income to net cash
  provided by operating activities:
Net income                                                        $  12,951   $   12,930   $   11,700
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Earnings from subsidiaries                                        (12,856)     (12,882)     (11,634)
  Accretion of discount related to notes receivable                      (1)          --           --
  Decrease in interest receivable                                         1            1           --
Net cash provided by operating activities                         $      95   $       49   $       66

Selected Annual and Quarterly                                               Santa Barbara Bancorp
Financial Data (unaudited)                                                       and Subsidiaries
 (amounts in thousands except
      per share amounts)
                                                     Increase
                                          1994      (Decrease)    1993           1992          1991
1990
RESULTS OF OPERATIONS:
  Interest income                      $   74,900     $ 6,467    $ 68,433       $ 72,916      $ 78,382
$ 77,808
  Interest expense                         24,967       2,605      22,362         28,777        39,906
42,098
  Net interest income before
    provision for loan losses              49,933       3,862      46,071         44,139        38,476
35,710
  Provision for loan losses                 6,257         107       6,150          4,650         3,900
2,800
  Other operating income                   13,084      (1,018)     14,102         13,062        12,953
12,460
  Non-interest expense:
    Staff expense                          21,149       1,508      19,641         18,521        17,434
16,790
    Other operating expense                18,142         447      17,695         16,560        15,563
14,536
  Income before income taxes and
    effect of accounting change            17,469         782      16,687         17,470        14,532
14,044
  Provision for income taxes                4,518         141       4,377          4,912         3,824
3,740
  Income before effect of
    accounting change                      12,951         641      12,310         12,558        10,708
10,304
  Effect of accounting change                  --         620        (620)           858            --
--
    Net income                         $   12,951     $    21    $ 12,930       $ 11,700      $ 10,708
$ 10,304

PER SHARE DATA: (1)
  Average shares outstanding                5,097         (92)      5,189          5,182         5,197
5,187
  Net income                                $2.54       $0.05       $2.49          $2.26         $2.06
$1.99
  Cash dividends declared                   $0.78       $0.08       $0.70          $0.57         $0.46
$0.27
FINANCIAL CONDITION:
  Total assets                         $1,067,616     $88,473    $979,143       $961,239      $907,182
$843,845
  Total deposits                         $956,717     $90,464    $866,253       $849,375      $800,622
$746,419
  Long-term debt (3)                           --          --          --         $1,400        $2,600
$3,404
  Net shareholders' equity (2)            $93,960      $7,969     $85,991        $77,145       $67,215
$58,257
OPERATING AND CAPITAL RATIOS:
  Average total shareholders'
    equity to average total assets           8.86%       0.15%       8.71%          8.06%         7.73%
7.40%
  Rate of return on average:
    Total assets                             1.27%       0.07%       1.34%          1.26%         1.24%
1.33%
    Total shareholders' equity (2)          14.33%       1.08%      15.41%         15.58%        16.07%
17.91%
    Net shareholders' equity (2)            14.33%       1.09%      15.42%         16.01%        16.86%
18.86%

(1)   Adjusted for stock splits and stock dividends
(2)   Total shareholders' equity does not include the reduction to equity for the ESOP loan; net shareholders' equity is reduced by the loan amount.
N/M = Not Meaningful
(3) Includes $0, $0, $1,400, $2,600, and $3,400 for 1994, 1993, 1992, 1991, and 1990. respectively, for debt owed by the ESOP which was guaranteed by the Company

                                         1994 Quarters                                 1993 Quarters
                            4th         3rd         2nd       1st          4th       3rd       2nd
1st
Total assets            $1,067,616  $1,042,589  $1,018,751  $1,001,475   $979,143  $959,878  $947,623
$942,434
Net interest income
  (tax equivalent
  basis 'Note A)           $12,674     $12,528     $12,873     $16,137    $12,674   $12,212   $12,430
$12,874
Net income                  $3,261      $2,996      $3,177      $3,517     $3,251    $3,219    $3,161
$3,299
Net income
  per share                  $0.64       $0.59       $0.62       $0.69      $0.63     $0.62     $0.61
$0.63
Range of stock prices:
  High                      $29.25      $30.00      $27.13      $26.13     $22.50    $22.00    $21.50
$20.00
  Low                       $24.75      $23.63      $23.88      $21.00     $21.00    $20.00    $19.00
$18.25
Cash dividends
  declared                   $0.20       $0.20       $0.20       $0.18      $0.18     $0.18     $0.18
$0.16

The members of the Board of Directors extend a cordial invitation to attend the Annual Meeting of Shareholders to be held Tuesday, April 25 1995 at 2PM at the Lobero Theatre in Santa Barbara.


TO OUR SHAREHOLDERS:

It is our objective to maintain close communications with you. "Ouarterly Shareholder Bulletins", publications summarizing pertinent information about the Bank's financial performance, and "The Investors Analysis and Report" are mailed to our shareholders.

Those shareholders who have their shares held by a brokerage firm are considered "street name" shareholders and are generally not known to us. If you are one of these shareholders and would like the Bank to communicated with you directly, please send me your name and address.

Stockholders with inquiries about stock ownership, changes of address, dividend payments, etc., or securities analysists, portfolio managers and representatives of financial institutions seeking financial and operating information are also invited to contact me.

Sincerely,


(Handwritten signature)


Clare M. McGivney
Corporate Services Administrator
Santa Barbara Bancorp
1021 Anacapa Street or P.O. Box 1119
Santa Barbara, CA 93102
(805) 564-6302

Concept and Design: H. George Kallusky, SBB&T, Vice President, Public Relations Manager; Typography: Karen Young Designs; Lithography: Haagen Printing and Offset; Photography: Wm. B. Dewey Photography. The line drawings of flowers used in the report are native to Santa Barbara and Ventura Counties.

FRONT COVER: "East Beach," woodblock, 14"x20" by Patti Jacquemain, Mission Creek Studios, P.O. Box 23309, Santa Barbara, CA 93121


                                 EXHIBIT 21

                         SUBSIDIARIES OF REGISTRANT


              Santa Barbara Bank & Trust, a California corporation,
            doing business under name of Santa Barbara Bank & Trust

                SBBT Service Corporation, a California corporation,
              doing business under name of SBBT Service Corporation



                                Exhibit 23.1
                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 31, 1995, incorporated by reference in this Form 10-K. It should be noted that we have not audited any financial statements of Santa Barbara Bancorp and Subsidiaries subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

                                   (Handwritten signature)

                                   ARTHUR ANDERSEN LLP
Los Angeles, California
January 31, 1995


                               Exhibit 23.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 31, 1995, incorporated by reference in this Form 10-K, into Santa Barbara Bancorp's previously filed Form S-8 Registration Statements File Nos. 33-5493, 2-83293 and 33-43560. It should be noted that we have not audited any financial statements of Santa Barbara Bancorp and Subsidiaries subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

                                   (Handwritten signature)

                                   ARTHUR ANDERSEN LLP
Los Angeles, California
January 31, 1995



                         Exhibit 27

                Financial Data Schedules
[ARTICLE] 9
[CIK] 0000357264
[NAME] SANTA BARBARA BANCORP

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                            69,630
[INT-BEARING-DEPOSITS]                                 0
[FED-FUNDS-SOLD]                                  15,000
[TRADING-ASSETS]                                       0
[INVESTMENTS-HELD-FOR-SALE]                       87,439
[INVESTMENTS-CARRYING]                           299,520
[INVESTMENTS-MARKET]                                   0
[LOANS]                                          499,431
[ALLOWANCE]                                       12,911
[TOTAL-ASSETS]                                 1,067,616
[DEPOSITS]                                       956,717
[SHORT-TERM]                                      10,487
[LIABILITIES-OTHER]                                6,452
[LONG-TERM]                                            0
[COMMON]                                           5,126
[PREFERRED-MANDATORY]                                  0
[PREFERRED]                                            0
[OTHER-SE]                                        88,834
[TOTAL-LIABILITIES-AND-EQUITY]                 1,067,616
[INTEREST-LOAN]                                   46,816
[INTEREST-INVEST]                                 25,812
[INTEREST-OTHER]                                   2,272
[INTEREST-TOTAL]                                  74,900
[INTEREST-DEPOSIT]                                24,008
[INTEREST-EXPENSE]                                24,967
[INTEREST-INCOME-NET]                             49,933
[LOAN-LOSSES]                                      6,257
[SECURITIES-GAINS]                               (1,191)
[EXPENSE-OTHER]                                   39,291
[INCOME-PRETAX]                                   17,469
[INCOME-PRE-EXTRAORDINARY]                        17,469
[EXTRAORDINARY]                                        0
[CHANGES]                                              0
[NET-INCOME]                                      12,951
[EPS-PRIMARY]                                       2.54
[EPS-DILUTED]                                       2.54
[YIELD-ACTUAL]                                      5.20
[LOANS-NON]                                        6,326
[LOANS-PAST]                                       1,290
[LOANS-TROUBLED]                                       0
[LOANS-PROBLEM]                                   32,561
[ALLOWANCE-OPEN]                                  10,067
[CHARGE-OFFS]                                      4,543
[RECOVERIES]                                       1,130
[ALLOWANCE-CLOSE]                                 12,911
[ALLOWANCE-DOMESTIC]                              12,911
[ALLOWANCE-FOREIGN]                                    0
[ALLOWANCE-UNALLOCATED]                                0