Form 10-K/A
period 1994-12-31
SANTA BARBARA BANCORP
filed 1995-04-27
CIK 357264

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               Form 10-K Amendment #1
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 1994
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________  to  ____________
Commission file number      0-11113
                                  SANTA BARBARA BANCORP
                    (Exact Name of Registrant as Specified in its Charter)

            California                                   95-3673456
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

     1021 Anacapa Street, Santa Barbara, California             93101
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

THE PURPOSE OF THIS AMENDMENT IS TO PROPERLY ATTACH EXHIBIT 27, THE FINANCIAL DATA SCHEDULE REQUIRED BY THIS FORM.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 and the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II, and III.
                                 Exhibit Index on Page 7 of original filing
                                           Page 1 of 130 of original filing


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has this duly caused this amended report to be signed by the undersigned, thereunto duly authorized.


/s/ Donald Lafler      4/26/95
    Donald Lafler         date
    Vice President
    Principal Accounting Officer

                         Exhibit 27