Form 10-Q
period 1995-03-31
SANTA BARBARA BANCORP
filed 1995-05-15
CIK 357264

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                  Form 10-Q

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995       Commission
File No.: 0-11113

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

    Yes  X   No

Common Stock - As of May 10, 1995, there were 5,126,467 shares of the issuer's common stock outstanding.

Page One of Thirty-three

                                  PART 1
                           FINANCIAL INFORMATION

SANTA BARBARA BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands except per share amount)

                                                   March 31,   December 31,

Assets:                                              1995             1994
Cash and due from banks                         $   64,642       $  69,630
Federal funds sold                                       0          15,000
    Cash and cash equivalents                       64,642          84,630
Securities:
    Held-to-maturity                               327,228          99,520
    Available-for-sale                              44,583          87,439
Bankers' acceptances                                43,736          80,594
Loans, net of allowance of $16,433 at
    March 31, 1995 and $12,911 at
    December 31, 1994 (Note 5)                     518,462         486,520
Premises and equipment, net (Note 6)                 7,720           7,391
Accrued interest receivable                          6,993           8,130
Other assets (Note 7)                               14,247          13,392
            Total assets                        $1,027,611      $1,067,616

Liabilities:
Deposits:
    Demand deposits                             $  129,828      $  147,085
    NOW deposit accounts                           124,729         142,639
    Money Market deposit accounts                  337,182         355,581
    Savings deposits                               104,548         113,074
    Time deposits of $100,000 or more               64,902          63,556
    Other time deposits                            136,403         134,782
        Total deposits                             897,592         956,717
Securities sold under agreements
    to repurchase and Federal
    funds purchased                                 23,795           9,487
Other borrowed funds                                 1,000           1,000
Accrued interest payable
    and other liabilities                            8,486           6,452
        Total liabilities                          930,873         973,656
Shareholders' equity (Notes 3)
Common stock (no par value; $1.00 per
    per share stated value; 20,000
    authorized; 5,126 outstanding
    at March 31, 1995 and 5,126
    at December 31, 1994)                            5,126           5,126
Surplus                                             39,675          39,683
Unrealized gain (loss) on securities
    available for sale                                (660)         (1,496)
Undivided profits                                   52,597          50,647
        Total shareholders' equity                  96,738          93,960
            Total liabilities and
                 shareholders' equity           $1,027,611      $1,067,616

See accompanying notes to consolidated condensed financial statements.

SANTA BARBARA BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars in thousands except per share amounts)

                                       For the Three Months Ended March
31,
                                                 1995                1994
Interest income:
     Interest and fees on loans               $15,023              $14,106
     Interest on securities                     5,811                5,906
     Interest on Federal funds sold               335                   38
     Interest on bankers' acceptances             820                  275
            Total interest income              21,989               20,325
Interest expense:
     Interest on deposits:
            NOW accounts                          366                  312
            Money Market accounts               3,877                1,605
            Savings deposits                      640                  828
            Time deposits of $100,000 or more     608                  598
            Other time deposits                 1,873                1,663
     Interest on securities sold under
       agreements to repurchase and
       Federal funds purchased                    200                  192
     Interest on other borrowed funds              19                   19
            Total interest expense              7,583                5,217
Net interest income                            14,406               15,108
Provision for loan losses                       3,663                4,282
     Net interest income after
        provision for loan losses              10,743               10,826
Other income:
     Service charges on deposits                1,044                  724
     Trust fees                                 1,765                1,781
     Other service charges,
        commissions and fees, net               2,468                  791
     Securities losses (Note 4)                     0                    0
     Other income                                  78                  145
            Total other income                  5,355                3,441
Other expense:
     Salaries and benefits                      6,185                5,449
     Net occupancy expense                      1,011                  787
     Equipment expense                            645                  488
     Net gain from operating other real estate    (18)                (650)
     Other expense                              4,198                3,096
            Total other expense                12,021                9,170
Income before income taxes                      4,077                5,097
Applicable income taxes                         1,101                1,580
            Net income                        $ 2,976              $ 3,517

Earnings per share (Note 2)                     $0.58                $0.69

See accompanying notes to consolidated condensed financial statements.

SANTA BARBARA BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                     For the Three Months Ended March 31,
                                               1995                  1994
Cash flows from operating activities:
  Net Income                              $    2,976           $     3,517
  Adjustments to reconcile net
   income to net cash provided
    by operations:
    Depreciation and amortization                416                   328
    Provision for loan losses                  3,663                 4,282
    Benefit for deferred income taxes         (1,589)               (2,112)
    Net amortization of investment
      securities discounts and premiums          713                  (487)
    Net change in deferred loan
      origination and extension
      fees and costs                              51                   111
    Decrease (increase) in accrued
      interest receivable                      1,137                   (58)
    Increase (decrease) in accrued
      interest payable                           114                    (8)
    Decrease (increase) in
      income receivable                         (347)                   49
    Increase in income taxes payable           2,635                 3,390
    Decrease (increase) in prepaid expenses      118                  (143)
    Decrease in accrued expenses              (1,668)                 (903)
    Other operating activities                 1,122                  (402)
      Net cash provided by
         operating activities                  9,341                 7,564
Cash flows from investing activities:
    Proceeds from call or
      maturity of securities:
      Available-for-sale                      14,744                69,539
      Held-to-maturity                         1,661                 1,495
    Purchase of securities:
      Available-for-sale                           0               (69,188)
      Held-to-maturity                             0               (79,118)
    Proceeds from sale or maturity
      of bankers' acceptances                 55,693                58,043
    Purchase of bankers' acceptances         (19,373)                    0
    Net increase in loans made to customers  (35,656)               (5,479)
    Disposition of property
      from defaulted loans                       198                 2,970
    Purchase or investment in
      premises and equipment                    (745)                 (593)
      Net cash provided by (used in)
         investing activities                 16,522              (22,331)
Cash flows from financing activities:
    Net increase (decrease) in deposits      (59,125)                7,147
    Net increase in borrowings with
      maturities of 90 days or less           14,308                10,731
    Proceeds from issuance of common stock        49                    22
    Payments to retire common stock              (57)                    0
    Dividends paid                            (1,026)                 (912)
      Net cash provided by (used in)
         financing activities                (45,851)               16,988
  Net increase (decrease) in cash
    and cash equivalents                     (19,988)                2,221
  Cash and cash equivalents at
     beginning of period                      84,630                50,946
  Cash and cash equivalents
     at end of period                       $ 64,642              $ 53,167

Supplemental disclosure:
  Cash paid during the three months ended:
    Interest                                  $7,469                $5,225
    Income taxes                                 $35                  $302

      See accompanying notes to consolidated condensed financial statements

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 1995
(Unaudited)

1.     Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.      Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period.
There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the three-month periods ended March 31, 1995 and 1994, the weighted average shares outstanding were as follows:

                          Three-Month Periods
                            Ended March 31,
                          1995         1994

Weighted average
shares outstanding     5,127,054     5,065,462

3.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1994 have been reclassified to be consistent with the reporting for 1995.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

4.      Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these criteria are accounted for at amortized historical cost. These securities are carried at their purchase price adjusted for the amortization of any premium or discount irrespective of later changes in their market value prior to maturity. Securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio are considered available-for-sale. These securities are reported in the financial statements at fair value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as a separate component of shareholders' equity. Changes in the unrealized gains or losses are shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

Book and market values of securities are as follows:

(in thousands)            Amor-      Gross Un-    Gross Un-   Estimated
                         tized       realized     realized     Market
                         Cost          Gains       Losses       Value
March 31, 1995:
Held-to-maturity:
  U.S. Treasury
    obligations          $195,461      $   279      $(7,392)     $188,348
  U.S. Agency
    obligations            43,997            0         (825)       43,172
  State and municipal
    securities             87,770       12,114         (111)       99,773
                          327,228       12,393       (8,328)      331,293
Available-for-sale:
  U.S. Treasury
    obligations            33,856            0         (249)       33,607
  U.S. Agency
    obligations            11,023            0          (47)       10,976
                           44,879            0         (296)       44,583
                         $372,107      $12,393     $ (8,624)     $375,876

December 31, 1994:
Held-to-maturity:
  U.S. Treasury
    obligations          $195,354      $    69     $(12,189)     $183,234
  U.S. Agency
    obligations            14,654            0         (999)       13,655
  State and municipal
    securities             89,512        9,727       (1,477)       97,762
                          299,520        9,796      (14,665)      294,651
Available-for-sale:
  U.S. Treasury
    obligations            48,812           12         (685)       48,139
  U.S. Agency
    obligations            41,024            0       (1,724)       39,300
                           89,836           12       (2,409)       87,439
                         $389,356       $9,808     $(17,074)     $382,090

The Company does not expect to realize any significant amount of the unrealized gains shown above for the held-to-maturity securities unless the securities are called prior to maturity. The Company does not expect to realize any of the unrealized losses related to the securities in the held-to-maturity portfolio, because it is the Company's intent to hold them to maturity at which time the par value will be received. Losses may be realized on securities in the available-for-sale portfolio.


    (in thousands)
                                         Held-to-   Available-
                                         Maturity    for-Sale     Total
March 31, 1995
Amortized cost:
  In one year or less                    $ 25,711    $38,883    $ 64,594
  After one year through five years       253,290      5,996     259,286
  After five years through ten years       28,273          0      28,273
  After ten years                          19,954          0      19,954
                                         $327,228    $44,879    $372,107

Estimated market value:
  In one year or less                    $ 25,903    $38,527    $ 64,430
  After one year through five years       248,689      6,056     254,745
  After five years through ten years       35,631          0      35,631
  After ten years                          21,070          0      21,070
                                         $331,293    $44,583    $375,876

December 31, 1994:
Amortized cost:
  In one year or less                    $ 17,220    $33,992    $ 51,212
  After one year through five years       225,648     55,844     281,492
  After five years through ten years       35,798          0      35,798
  After ten years                          20,854          0      20,854
                                         $299,520    $89,836    $389,356

Estimated market value:
  In one year or less                    $ 17,694    $33,816    $ 51,510
  After one year through five years       214,105     53,623     267,728
  After five years through ten years       43,063          0      43,063
  After ten years                          19,789          0      19,789
                                         $294,651    $87,439    $382,090

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.      Loans

The balances in the various loan categories are as follows:

(in thousands)                     March 31,      December 31,
                                     1995             1994
Real estate:
  Residential                    $  122,445       $  108,923
  Non-residential                   167,433          145,928
  Construction                       22,669           26,695
Commercial loans                    146,287          148,396
Home equity loans                    32,293           32,573
Consumer loans                       33,537           27,319
Municipal tax-exempt obligations      7,738            7,831
Other loans                           2,493            1,766
  Total loans                    $  534,895       $  499,431

The loan balances at March 31, 1995 and December 31, 1994, are net of approximately $2,088,000 and $2,038,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was adopted on January 1, 1995. At that date, a valuation for credit losses related to impaired loans was established. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

Loan impairment is measured by estimating the expected future cash flows and discounting them at the effective interest rate or by valuing the underlying collateral. As of March 31, 1995, the Company had identified $27.8 million in impaired loans against which it had established a valuation allowance of $5.3 million.

The Company also provides an allowance for possible loan losses for loans that are not regarded as impaired. This allowance is based on historical trends, current economic conditions, and other factors. The valuation allowance for impaired loans is included with the general allowance for loan losses of $11.1 million to total the $16.4 million reported on the balance sheet for March 31, 1995 which these notes accompany and in the statement of changes in the allowance account below.

Allowance for Loan Losses
(in thousands)
Balance, December 31, 1994                           $   12,911
Provision for tax refund anticipation loans               2,613
Tax refund loan losses charged to allowance                   0
Tax refund loan recoveries credited to allowance             62
Provision for loan losses                                 1,050
Loan losses charged to allowance                           (268)
Loan recoveries credited to allowance                        65
Balance, March 31, 1995                              $   16,433

6.      Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $416 and $328 for the three-month periods ended March 31, 1995 and 1994, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)

March 31, 1995:
                                        Accumulated       Net Book
                             Cost       Depreciation       Value
Land and buildings          $ 5,571        $ 2,838         $2,733
Leasehold improvements        5,488          3,578          1,910
Furniture and equipment      11,778          8,701          3,077
    Total                   $22,837        $15,117         $7,720

December 31, 1994:
                                        Accumulated       Net Book
                             Cost       Depreciation       Value
Land and buildings          $ 5,576        $ 2,793         $2,783
Leasehold improvements        5,369          3,481          1,888
Furniture and equipment      11,167          8,447          2,720
    Total                   $22,112        $14,721         $7,391

7.      Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of March 31, 1995, and December 31, 1994, the Company had $681,000 and $856,000, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 1995 is lower than net income for the same quarter of last year. While the Company has grown 5.3% in average total assets and 6.6% in average total deposits compared to the first quarter of 1994, net income decreased by $541,000. The reasons for this decrease will be discussed in detail in various sections of this discussion, but in brief, they include a narrower spread between interest income and interest expense for core products, and an increase in non-interest expense as the Company began to enter the Ventura County market.

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

Interest Rate Sensitivity

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. It earns interest on the loans and securities and it pays interest on the deposits. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the same percentage spread between interest income and interest expense as the Company grows, the amount of net interest income will increase.

Because the Company must maintain its net interest margin to remain profitable, the Company must be prepared to address the risks of adverse effects as interest rates change. Average market interest rates for the first quarter of 1995 were substantially higher than during the first quarter of 1994. This reversal of the trend of declining interest rates that had prevailed for several years occurred because the Federal Reserve Board ("the Fed") raised short term interest rates in an effort to temper economic recovery. In comparing results for the first quarters of 1995 and 1994, the major impacts of the increase in market rates for the Company are increases in the average rates earned on assets and paid on liabilities and a decrease in unrealized gains in the securities portfolio. These impacts illustrate the risks associated with changes in interest rates.

The primary risk is "market risk;" that is, the market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security just issued because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise and a more costly obligation when interest rates decline. However, most interest-bearing liabilities have a shorter maturity than interest-earning assets and so there is less fluctuation in market value from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

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

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if a financial institution uses the proceeds from shorter-term deposits to purchase longer-term assets or fund longer-term loans. Many savings and loan institutions were hurt in the early 1980's by this kind of mismatch.

The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. When this matching is achieved, if the interest rates for a significantly large proportion of the Company's loans or securities decrease, the Company should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans and securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

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

Many of the categories of assets and liabilities on the balance sheet do not have specific maturities. For the purposes of this table, the Company assigns these pools of funds to a likely repricing period. However, the assumptions underlying the assignment of the various classes of non-term assets and liabilities are somewhat arbitrary in that the timing of the repricing is often a function of competitive influences. For example, if other financial institutions are increasing the rates offered depositors, the Company may have no choice but to reprice sooner than it expected or assumed in order to maintain market share.

The first period shown in the gap report covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period -- and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. From quarter to quarter, the gap for the first period varies between positive and negative. As of March 31, 1995, the gap for this first period is negative and, at 10.19%, is just outside the target range. At the end of 1994 and at the end the first quarter of 1994, the gaps were also negative at 6.25% and 2.82% of assets, respectively. It has changed from the last quarter primarily because of the maturity of many of the short-term bankers' acceptances with reinvestment into the three to six month period. The change from a year ago is due to a lower balance of outstanding tax refund anticipation loans and to a large increase (about $44 million) in money market deposits.

The impact of negative gap in the first period is mitigated by the similarly sized positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced.

The larger negative gap for the third period, "After six months but within one year" is caused by the large amounts of transaction deposit accounts that the Company at present assumes will not be repriced sooner than six months. If interest rates continue to rise, the rates paid on these accounts may have to be repriced sooner than that. There would be a negative impact on earnings from the repricing of these deposits. This impact would be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes.

Table 1- Interest Rate Sensitivity
As of March 31, 1995                                After three After six   After one              Noninterest
(in thousands)                            Within      months     months     year but               bearing or
                                           three    but within  but within  within     After five  nonrepricing
                                           months   six months   one year   five years   years        items     Total
Assets:
Loans                                     290,934    99,003     37,156     60,845     27,484       19,473     534,895
Cash and due from banks                        --        --         --         --         --       64,642      64,642
Securities:
  Held-to-maturity                          4,567     4,961     16,183    253,290     48,227           --     327,228
  Available-for-sale                        5,000     9,975     23,552      6,056         --           --      44,583
Bankers' acceptances                       24,183    19,553         --         --         --           --      43,736
Other assets                                   --        --         --         --         --       12,527      12,527
Total assets                              324,684   133,492     76,891    320,191     75,711       96,642   1,027,611

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
    Federal funds purchased                23,795        --         --         --         --           --      23,795
  Other borrowings                          1,000        --         --         --         --           --       1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                  339,932        --    226,527         --         --           --     566,459
  Time deposits                            64,644    33,467     43,687     58,932        575           --     201,305
Demand deposits                                --        --         --         --         --      129,828     129,828
Other liabilities                              --        --         --         --         --        8,486       8,486
Net shareholders' equity                       --        --         --         --         --       96,738      96,738
Total liabilities and
  shareholders' equity                    429,371    33,467    270,214     58,932        575      235,052   1,027,611
Interest rate-
  sensitivity gap                        (104,687)  100,025   (193,323)   261,259     75,136     (138,410)
Gap as a percentage of
  total assets                            (10.19%)    9.73%    (18.81%)    25.42%       7.31%     (13.47%)
Cumulative interest
  rate-sensitivity gap                   (104,687)   (4,662)  (197,985)    63,274    138,410

Note:  Net deferred loan fees, overdrafts, and the reserve for loan loss are included in the above table as non-interest bearing or non-repricing items.

As noted above, interest rates rose during 1994 after a prolonged decline. There was a slight downward drift in rates during the first quarter of 1995 as the Fed refrained from raising rates further. Its effect on the unrealized gains and losses in the securities portfolios is discussed in the section below titled "Securities and Related Interest Income."

Total Assets and Earning Assets

Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average bal-ances for the quarters. The chart below shows the growth in average total assets and deposits since the fourth quarter of 1992. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. The chart exemplifies the normal pattern of asset and deposit growth for the Company -- relatively steady increases with first quarter totals sometimes less than in the fourth quarter of the prior year.

[Placed here in the printed copy of the Form 10Q is a graph that shows a relatively steady increase in average assets and deposits for the indicated quarters.]

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.3% of its assets during the first quarter of 1995. This compares with an average of 83.8% for all FDIC-Insured Commercial Banks and 88.3% for the Company's Southern California peers for 1994. Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up; (2) the Company avoids tying up funds that could be earning interest by leasing most of its facilities under long-term contracts rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allow it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $109.0 million more assets earning interest than would be the case if the Company's ratio were similar to its FDIC peers. If these extra assets are assumed to earn interest at the average rate earned on U. S. Treasury and Agency securities held by the Company during the first quarter of 1995, they have added about $1.5 million in additional pre-tax income for this period.

Deposits and Related Interest Expense

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last five quarters (dollars in millions). As shown both in the preceding chart and in Table 2, average deposits have continued to grow. Average total deposits for the first quarter of 1995 increased 6.6% from average deposits a year ago.

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

The growth trends of the individual types of deposits are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the first quarter of 1994, the primary growth in deposits during the last four quarters came in the interest-bearing transaction accounts. During 1994, as market interest rates were rising, most banks, including the Company, raised interest rates paid on their "administered rate" transaction accounts only minimally. Administered rate deposit accounts are those products which the institution can reprice at its choice based on competitive pressure and need for funds. This contrasts with deposits the rate for which are set by contract for a term or are tied to an external index. Since 1990, the Company has offered a money market account, "Personal Money Master," the rate for which was tied to the 3-month Treasury bill. With the increases in short-term rates and a bonus rate offered during the second quarter of 1994 for customers bringing in new deposits from other financial institutions, this product became very popular. The monthly average balance of these accounts had increased $110.4 million or 152% from December 1993 to October 1994. In November 1994 the Company changed the account to an administered rate account and lowered the rate. The account still remains attractive and average balance has remained at the October 1994 level of approximately $185 million.

Table 2 AVERAGE DEPOSITS AND RATES
1994                                  1st Quarter               2nd Quarter            3rd Quarter        4th Quarter
NOW/MMDA                            $     371.2      2.09%    $   407.0     2.50%    $  446.5   2.93%   $ 481.0    3.25%
Savings                                   149.4      2.25         142.9     2.25        130.4   2.24      118.7    2.23
Time deposits 100+                         72.3      3.35          63.2     3.57         61.0   3.88       58.4    4.13
Other time deposits                       155.1      4.35         153.7     4.47        151.0   4.63      145.1    4.90
  Total interest-bearing
      deposits                            748.0      2.72%        766.8     2.95%       788.9   3.21%     803.2    3.46%
Non-interest-bearing                      117.5                   118.6                 119.1             123.0
  Total deposits                    $     865.5               $   885.4              $  908.0           $ 926.2

1995                                     1st Quarter
NOW/MMDA                            $     480.1   3.58%
Savings                                   108.6   2.39
Time deposits 100+                         53.8   4.58
Other time deposits                       144.9   5.24
  Total interest-bearing
      deposits                            787.4   3.79%
Non-interest-bearing                      135.5
  Total deposits                    $     922.9

As shown in Table 2, there has been some growth in non-interest bearing demand accounts as well during the last year. Approximately $11.1 million of the average balance for demand deposits in the first quarter of 1994 and $15.6 in the first quarter of 1995 relates to outstanding checks from the tax refund anticipation loan program. Adjusting for these amounts indicates that there has been a real growth of about $13.5 million or 12.7%.

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

Interest Rates Paid

The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to raise deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and therefore reprice during the quarter will bear the new rate. It is therefore consistent with expectations that average rate on the time deposit categories would increase to a lesser degree between the first quarter of 1994 and the first quarter of 1995 than the NOW/MMDA transaction accounts.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are three primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low during the recession in the California economy. With less need for funds to lend, the Company has been reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread between the cost of these funds and the earnings on their uses are small. Therefore the premium offered on these large deposits has been small. Second, the time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, they reprice more frequently. In a declining interest rate environment, that means that their average rate paid will decline faster, and in a rising rate environment they will rise faster. While the average rate paid on the smaller time deposits has remained greater than on the larger deposits over the last four quarters, the difference has contracted from 100 basis points to 66 basis points reflecting the general trend of increasing rates. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields over the last six quarters (dollars in millions).

Table 3 LOAN BALANCES AND YIELDS

                    EOP            Average        Interest        Average
Quarter Ended    Outstanding     Outstanding       and Fees        Yield
December   1993     464.2           457.7           10.36            9.00
March      1994     469.5           488.6           14.23           11.73
June       1994     464.9           465.6           10.76            9.24
September  1994     480.2           474.1           10.90            9.15
December   1994     499.4           486.3           11.29            9.25
March      1995     534.9           525.5           15.09           11.58

Change in Average Loan Balances

The Company has increased its residential real estate loans by $68 million or 125% in the last year. These are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. As the teaser rate periods expire and with current rates higher than when most of these loans were made, the yield should increase. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market and interest rate risks and liquidity.

The first quarters of both 1994 and 1995 show the impact of the tax refund anticipation loans ("RAL's") that the Company makes. The RAL's are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made in the first quarter of the year.

As of the end of the first quarter of 1994, the Company had lent $230 million to 150,000 taxpayers. The outstanding loans averaged $29.5 million for the first quarter of 1994 and there were $13.9 million outstanding at March 31, 1994. Eliminating these loans from the above table would show average loans for the first quarter of 1994 of $459.1 million, just slightly higher than for the fourth quarter of 1993. Only $5.4 million of the average balance for the second quarter of 1994 in the table above relates to RAL's.

The Company had intended to significantly expand the program for the 1995 tax season, but several changes in IRS procedures prevented this. In prior years the IRS provided confirmation before the Company advanced funds that the taxpayer identification was valid, that there were no liens by the IRS against the refund, and that the refund would be sent to the Company instead of the taxpayer. This confirmation was discontinued for the 1995 tax season. The IRS also placed a moratorium on payment of that portion of refunds which was related to the Earned Income Credit ("EIC"). Many of the taxpayers filing electronically are low income families who do so to receive the EIC. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company restricted loans only to those taxpayers who met certain credit standards, and restricted the amount that it would lend only to the non-EIC related portion of any refund claim.

As of the end of the first quarter of 1995, the Company had lent just over $68 million to about 75,000 taxpayers. Eliminating these loans from the above table would show average loans for the first quarter of 1995 of $513.9, continuing a steady increase in the average balance since the second quarter of 1994. Fees earned on the loans were increased to cover the greater credit risk and the additional expenses associated with credit checks on taxpayers which had not been necessary in previous years. However, the lower level of activity resulted in $3.2 million in fees from RAL's in the first quarter of 1995 compared to $4.7 million in fees in 1994. As described in the section below titled "Other Operating Income," $1.5 million in other fees related to the RAL program were earned during the first quarter.

Interest and Fees Earned and the Effect of Changing Interest Rates

Interest rates on most consumer loans are fixed at the time funds are advanced. The average yields on these loans significantly lag market rates as rates rise because the Company only has the opportunity to increase yields as new loans are made. In a declining interest rate environment, these loans tend to track market rates more closely because they may be prepaid if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the original loan to warrant the customer refinancing.

The rates on most commercial and construction loans vary with an external index like the national prime rate or the Cost of Funds Index ("COFI") for the 11th District of the Federal Home Loan Bank, or are set by reference to the Company's base lending rate. This rate is established by the Company by reference to the national prime adjusting for local lending and deposit price conditions. The loans that are tied to prime or to the Company's base lending rate adjust immediately to a change in those rates while the loans tied to COFI usually adjust every six months or less. Therefore, variable rate loans tend to follow market rates more closely.

The yields shown in Table 3 for the first quarters of 1994 and 1995 are significantly affected by the income from the RAL program. Average yields for the two quarters without the effect of RAL's were 8.67% and 9.27%, respectively.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in millions)                                 March 31, March 31
                                                1995      1994
Credit lines with unused balances             $119.9    $116.9
Undisbused loans                               $11.7     $15.8
Other loan or letter of credit commitments     $64.7     $37.2

The increase in commitments is attributed to some improvement in local economic activity and to the Company's entry into the Ventura County market area. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be used by customers.

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

Allowance for Loan Losses and Credit Quality

The allowance for loan losses (sometimes called a "reserve") is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the loan portfolio, including those not yet identified. The adequacy of this general allowance is based on the size of the loan portfolio, his-torical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual loans and Management's outlook for the local and national economies and how they might affect borrowers. In addition, Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan requires the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the first quarter of 1995, at the end of the prior two quarters and at the end of the same quarter a year ago. Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Also included in the table in boldface is comparable data regarding the Company's Southern California peers for the three earlier quarters.

One large relationship consisting of a number of individual loans was recognized as impaired and placed on non-accrual status during the first quarter of 1995. This relationship accounts for $6.8 million of the $10.6 million in non-accrual loans as of March 31, 1995. The deterioration of the quality of these assets has significantly impacted the credit ratios shown in Table 4 below, but the Company's ratios are still better than those of its Southern California peers as of December 31, 1994.

Table 4 ASSET QUALITY
                                    March 31,        December 31,            September 30,            June 30,
                                      1995             1994                    1994                    1994
                                    Company          Company                 Company                  Company
Loans delinquent
90 days or more                    $  1,671        $  1,290                $  1,379                   $    348
Non-accrual loans                    10,650           6,326                   3,328                      5,308
       Total non-current loans       12,321           7,616                   4,707                      5,656
Foreclosed real estate                  681             856                   1,397                      1,423
   Total non-performing assets     $ 13,002        $  8,472                $  6,104                   $  7,079

                                                               So. Cal                 So. Cal                  So. Cal
                                                                  Peer                    Peer                    Peer
                                     Company         Company     Group       Company     Group        Company    Group
Coverage ratio of allowance
  for loan losses to non-current
  loans and leases                      133%           170%           99%      267%           99%        252%        83%
Ratio of non-current loans
  to total loans and leases            2.30%          1.52%         3.54%     0.98%         3.59%       1.20%      4.89%
Ratio of non-performing
  assets to average total assets       1.25%          0.81%         3.16%     0.59%         2.97%       0.72%      3.81%

While non-current loans are always a cause of concern, the amount of these loans shown for the Company as of March 31, 1995, does not equate directly with future charge-offs. Most of these loans are secured by collateral. Nonetheless, Management has considered it prudent to add to the allowance by providing $350,000 each month so far in 1995 for loans other than RAL's. Additions to the allowance during the first quarter of 1995 for the estimated amount of RAL's that will not be repaid by the IRS or the taxpayers was $2.6 million. This has resulted in a ratio of total allowance to total loans of 3.07%. The ratio of the allowance not related to RAL's to total loans other than RAL's is 2.61% compared to 2.09% for the average FDIC insured bank of comparable size, and is 2.83% for the Company's Southern California peers. Although the Company's ratio of allowance to total loans is less than that of the average ratio for its Southern California peers, Management believes that the lower ratio is justified because the Company's coverage ratio of allowance to non-current loans is higher than that of its peers.

Two specific steps have been taken to reverse the trend of increase in non-current loans. First, Management has strengthened the credit review, analysis, and administrative functions by hiring additional professional staff. Second, Management has established a Special Assets Committee to give increased attention to the larger problem loans.

Securities and Related Interest Income

Generally accepted accounting principles require that securities be classified in one of three categories when they are purchased. The first category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are carried on the balance sheet at their amortized historical cost. That is, they are carried at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased for later sale, the securities are classified as "trading assets." Assets held in a trading account are required to be carried on the balance sheet at their current market value. Changes in the market value of the securities are recognized in the income statement for each period in which they occur as unrealized gain or loss. Securities that do not meet the criteria for either of these categories, e.g. securities which might be sold to meet liquidity requirements or to effect a better asset/liability maturity matching, are classified as "available-for-sale." They are carried on the balance sheet at market value like trading securities. However, unlike trading securities, changes in their market value are not recognized in the income statement for the period. Instead, the unrealized gain or loss (net of tax effect) is reported as a separate component of equity.
Changes in the market value are reported as changes to this component.

The Company has created two separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio,the "Liquidity Portfolio," consists of the securities that are available for sale and is made up almost entirely of the shorter term taxable securities. The Company specifies the portfolio into which each security will be classified at the time of purchase. The Company has no securities which would be classified as trading securities.

Securities purchased for the earnings portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated.

In general, the Company uses available funds to purchase for the two portfolios according to the following priorities. Taxable securities, usually U. S. Government obligations with maturities of two years to three years, are purchased for the liquidity portfolio. The size of the liquidity portfolio will vary based on loan demand, deposit growth, and the scheduled maturities of other securities. To the extent that estimated liquidity needs are met, tax-exempt municipals that meet credit quality standards will be purchased for the earnings portfolio up to an amount that does not trigger the Alternative Minimum Tax described below in "Income Taxes." Lastly, taxable securities, generally U. S. Government obligations with maturities of two to five years, may be purchased for the earnings portfolio.

The Effects of Interest Rates on the Composition of the Investment
Portfolio

Table 5 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last five quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. Computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 41%.

Table 5 AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1994              1st Quarter           2nd Quarter              3rd Quarter              4th Quarter
U.S. Treasury      $    305.4    5.28%    $     355.6    5.30%     $    309.4     5.38%     $   259.5    5.55%
U.S. Agency              20.8    4.61            45.9    4.55            55.8     4.71           55.7    4.78
Tax-Exempt               78.0   13.49            79.9   13.44            86.8    13.14           90.0   13.49
  Total            $    404.2    6.83%    $     481.4    6.58%     $    452.0     6.79%     $   405.2    7.21%

    1995              1st Quarter
U.S. Treasury      $    236.7    5.63%
U.S. Agency              55.6    4.86
Tax-Exempt               87.6   12.99
  Total            $    379.9    7.22%

The Company's practice has been to shorten the average maturity of its investments while interest rates are rising, and to lengthen the average maturity as rates are declining. When interest rates are rising, short maturity investments are preferred. This is because principal is better protected and average interest yields more closely follow market rates since the Company is buying new securities more frequently to replace maturing securities. When rates are declining, longer maturities are preferable because their purchase tends to "lock-in" higher rates. When there is no sustained movement up or down, the funds from maturing securities are usually sold as Federal funds until a clear direction is established. Generally, "longer maturities" has meant purchases of securities with maturities of three or five years.

Because securities generally have a fixed rate of interest to maturity, the average interest rate earned in the portfolio lags market rates in the same way as rates paid on term deposits. The impact of last year's increases in market rates is seen as a very gradual increase in the average rates of taxable securities.

Investments in most tax-exempt securities became less advantageous after 1986 because of the effect of certain provisions of the Tax Reform Act of 1986 ("TRA"). Those provisions did not affect securities purchased before the passage of the act which make up the majority of the Company's tax-exempt securities. There is still more than a sufficient differential between the taxable equivalent yields on these securities and yields on taxable securities to justify holding them to maturity. The average maturity is approximately eight years. The yield on these securities is gradually declining as older, higher-earning securities mature or are called by the issuers.

Certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities and require a careful credit evaluation of the issuer. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax; otherwise the tax advantage will be lost. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount (the periodic recognition as interest income of the difference between the purchase cost and the par value that will be received from the issuer upon maturity).

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the decline in interest rates that occurred during the first quarter of 1995. The market value of the U.S. Treasury securities in the earnings or held-to-maturity portfolio increased by $5.1 million. The municipal securities also increased in market value by about $3.7 million.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals, is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be avail-able for longer periods is generally invested in U. S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is there-fore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 6 illustrates the average funds sold position of the Company and the average yields over the last six quarters (dollars in millions).

Table 6--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                         Average    Average
Quarter Ended          Outstanding   Yield
December      1993         $21.8     2.97%
March         1994           4.9     3.20
June          1994           8.7     3.95
September     1994          22.1     4.47
December      1994          30.8     5.13
March         1995          23.8     5.69

When interest rates are rising, the Company can benefit by keeping larger amounts in Federal funds because these excess funds then earn interest that is repriced daily. When rates are declining, the Company generally decreases the amount of funds sold and instead purchases Treasury securities and/or bankers' acceptances. When rates are stable, the balance of Federal funds is determined more by available liquidity than by policy concerns. In recent years, excess funds that might otherwise have been sold as Federal funds were instead invested in short-term U. S. Treasury securities and bankers' acceptances that would mature in the first quarter of the year to provide funding for the RAL program. In the first quarter of 1994, virtually all available funds were used to support the program, leaving few funds for sale, even though rates were rising.
In the first quarter of 1995, with the RAL program requiring less funds, the balance in Federal funds sold was higher than the same quarter a year ago.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to 6-month U.
S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U. S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 7 discloses the average balances and yields of bankers' acceptances for the last six quarters (dollars in millions).

Table 7--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                              Average                Average
Quarter Ended               Outstanding               Yield
December      1993             $60.8                  3.32%
March         1994              33.7                  3.31
June          1994               1.4                  3.35
September     1994              25.3                  5.32
December      1994               4.4                  5.38
March         1995              55.7                  5.97

After the RAL program expanded in 1993, Management recognized that it would have to begin during the third quarter to purchase securities or bankers' acceptances that would mature during the first quarter of the following year. With rates on acceptances comparing favorably to shorter-term U. S. Treasury securities, significant purchases were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. Expecting a further expansion of the program in 1995, Management again purchased bankers' acceptances in the third and fourth quarters of 1994 to mature in early 1995. With the reduction in loans in the RAL program in 1995, some of the maturities were not needed for the intended purpose and were reinvested in bankers' acceptances in anticipation of funding the loans that would be arising out of the opening of the Ventura offices.

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

Table 8 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last six quarters.

Table 8--OTHER BORROWINGS

                         Average      Average      Percentage of
Quarter Ended          Outstanding     Rate     Average Total Assets
December       1993     $29.1          2.88%          2.9%
March          1994      28.8          2.97           2.9
June           1994      30.5          3.50           3.0
September      1994      26.3          4.05           2.5
December       1994      18.3          4.63           1.8
March          1995      15.9          5.47           1.5

Other Operating Income

Trust fees are the largest component of other operating income.
Management fees on trust accounts are generally based on the market value of assets under administration. Table 9 shows trust income over the last six quarters (in thousands).

Table 9--TRUST INCOME

Quarter Ended             Trust Income
December      1993          $1,706
March         1994          1,781
June          1994          1,510
September     1994          1,548
December      1994          1,611
March         1995          1,765

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $236,000 of the fees earned in the first quarter of 1995 and $179,000 and $81,000 of the fees earned in the first and second quarters of 1994, respectively. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has remained relatively stable during the quarters shown.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of non-interest operating income other than trust fees are shown in Table 10 for the last six quarters (in thousands).

Table 10--OTHER INCOME                    Other Service
                  Service Charges          Charges,
                    on Deposit           Commissions               Other
Quarter Ended        Accounts              & Fees                  Income
December    1993     $  713                $1,012                   $334
March       1994        724                   791                    145
June        1994        746                 1,249                    149
September   1994        752                 1,023                    121
December    1994        961                 1,013                    152
March       1995      1,044                 2,468                     78

The Company revised its schedule for most fees in the fourth quarter of 1994. The effect of the increase is seen in the increase in the amount of service charges on deposit accounts in that quarter and the first quarter of 1995.

The large increase in other service charges, commissions and fees for the first quarter of 1995 is due to $1.5 million of fees received for the electronic transfer of tax refunds. As explained in the section above titled "Loans and Related Interest Income," the Company did not advance funds under the RAL program to as large a number of potential borrowers as it had expected because of the changes in the IRS procedures.
Nonetheless, the Company was able to assist these taxpayers by transferring funds to them faster than the standard IRS check writing process. The Company received the refund from the IRS and then transferred it directly to the taxpayer's checking account or authorized the tax preparer to write a check that the taxpayer could pick up immediately.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it must defer them and recognize them as interest income over the term of the loan. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than interest income. In 1993 when interest rates were low, the Company originated a significant number of refinancings that it immediately sold to other financial institutions or insurance companies. This was especially true in the fourth quarter of 1993 as approximately $196,000 in gains were recognized. The larger amount appeared to be related to consumers' fears that rates were starting to rise and that this would be their last chance to "lock in" lower rates. As interest rates rose in 1994, the Company did fewer refinancings, accounting for the smaller amount of other income.

Staff Expense

The Company closely monitors staff size and over the last several years has managed to limit the increase in the average number of employees to less than the rate of increase in the average assets of the Company and rate of increase in the market value of trust assets under administration.

Table 11 shows the amounts of staff expense incurred over the last six quarters (in thousands).

Table 11--STAFF EXPENSE
                           Salary and                Profit Sharing and
Quarter Ended           Other Compensation        Other Employee Benefits
December    1993             $4,010                       $  787
March       1994              4,096                        1,353
June        1994              4,281                        1,246
September   1994              4,090                        1,205
December    1994              3,834                        1,045
March       1995              4,780                        1,405

Staff expense increased in the first quarter of 1995 for several reasons. First, the Company began hiring staff for the three Ventura offices that have been opened. They were hired with enough lead time before the openings to provide training and familiarization with the Company.
Second, as mentioned above, the Company has hired a number of new staff in the areas of lending and credit administration and in loan review to more closely monitor credit quality. Thirdly, staff has been added in the Trust Division to sell and manage several new products offered in this area. Lastly, all officers have their annual salary review in the first quarter with merit increases effective on March 1. These increases averaged 4% this year.

The amounts shown for Profit Sharing and Other Employee Benefits include
(1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance. The amount for the fourth quarter of 1993 was unusually low. The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. The Company begins each year accruing an amount based on its forecast of the base figure. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it previously had been. The Company had been accruing for these contributions during the first three quarters of 1993 with the assumption of a more normal ratio of actual net charge-offs to provision and therefore needed to adjust the accrual in the fourth quarter. In 1994, the Company again adjusted its accrual as base figure proved lower than originally forecast. During the course of 1995, Management will change the rate of accrual if its estimate of the base amount is too different from the actual.

The second factor explaining the increase in profit sharing and other employee benefits relates to payroll taxes. An estimated amount for officer bonuses is accrued as salary expense during the year because the bonuses are based on the financial performance for that year. However, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore the payroll taxes relating to the bonuses for the prior year are all charged as expense in the first quarter of the current year, accounting for a portion (approximately $57,000) of the increase from the fourth quarter of 1994 to the first quarter of 1995. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

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

Other Operating Expenses

Table 12 shows other operating expenses over the last six quarters (in thousands).

Table 12--OTHER OPERATING EXPENSE

                  Occupancy Expense      Furniture &          Other
Quarter Ended      Bank Premises          Equipment          Expense
December    1993     $  817                 $539             $3,459
March       1994        787                  488              3,096
June        1994        855                  511              3,144
September   1994        935                  614              2,867
December    1994        950                  634              3,745
March       1995      1,011                  645              4,198

Other operating expenses have increased in the first quarter of 1995. Occupancy expenses have increased as a result of the new Ventura County offices. The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as rental needs change, maintenance is performed, and equipment is purchased, and this category has also been impacted by the opening of the new offices.

Table 13 shows a detailed comparison for the major expense items in other expense for the first quarters of 1994 and 1995.



Table 13 OTHER EXPENSE
                                                Three-Month Periods
                                                  Ended March 31,
                                               1995            1994
FDIC and State assessments                   $  528      $  520
Professional services                           185         196
RAL processing and incentive fees               250         323
Supplies and sundries                           168         148
Postage and freight                             220         176
Marketing                                       167         136
Bankcard processing                             348         418
Credit bureau                                   443          11
Telephone and wire expense                      309          88
Charities and contributions                     142          63
Software expense                                203         175
Operating losses                                201          (3)
Other                                         1,034         845
  Total                                      $4,198      $3,096

Included in other expense is the premium cost paid for FDIC insurance.
The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. The annual rate ranges from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate is $0.23 per hundred. As deposits increase, this expense increases as well.

A number of these expense categories have increased due to the Ventura County expansion. These include marketing, telephone and wire, and charities and contributions. The increase in credit bureau expense is almost wholly related to the extra credit checks for the RAL program necessitated by the IRS changes noted above. Substantial telephone expense was incurred in the RAL program to answer questions from applicants for loans regarding the changes made by the IRS and why the Company would act as a transferor only. Telephone expense also increased because of a new business rate schedule implemented by the Company's local telephone vendor. The RAL related expenses will be less for subsequent quarters of the year, but expenses related to the new offices will continue.

The Company became aware in the first quarter of 1995 that it may have some responsibility for a large loss suffered by one of its customers and has therefore included with other operating losses an estimate of the amount it is likely to have to reimburse the customer.

The net cost of other real estate owned ("OREO") is not included in the preceding table because it appears on a separate line in the statements of income. When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. If the fair value is less than the outstanding amount of the loan, the difference is charged to the allowance for loan loss at the time of foreclosure. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, the gain that is realized is credited to this category.

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

As disclosed in Note 7 to the financial statements, the Company had $681,000 in OREO as of March 31, 1995. This compares with $1.4 million as of a year earlier. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

Federal regulations require banks to maintain a certain amount of funds on deposit ("deposit reserves") at the FRB for liquidity. Except in periods of extended declines in interest rates when the investment policy calls for additional purchases of investment securities, or at times during the first quarter when all available funds are used to fund the RAL's, the Company also maintains a balance of Federal funds sold which are available for liquidity needs with one day's notice. Because the Company stays fairly fully invested, occasionally during the year, and more frequently during the first quarter of the year, with the large liquidity needs associated with the RAL program, the Company purchases Federal funds from other banks or borrows from the FRB. There are no significant problems with this approach, and the Company always has an abundance of Treasury notes in its liquidity portfolio that could be sold to provide immediate liquidity if necessary.

The timing of inflows and outflows to provide for liquidity over longer periods is achieved by making adjustments to the mix of assets and liabilities so that maturities are matched. These adjustments are accomplished through changes in terms and relative pricing of different products. The timing of liquidity sources and demands is well matched when there is at least the same amount of short-term liquid assets as volatile, large liabilities. It is also important that the maturities of the remaining long-term assets are relatively spread out. Of those assets generally held by the Company, the short-term liquid assets consist of Federal funds sold and debt securities with a remaining maturity of less than one year. Because of its investment policy of selling taxable securities from the liquidity portfolio before any loss becomes too great to materially affect liquidity, and because there is an active market for Treasury securities, the Company considers its Treasury securities with a remaining maturity of under 2 years to be short-term liquid assets for this purpose. The volatile, large liabilities are time deposits over $100,000, public time deposits, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this analysis, they are not considered volatile.

A method used by bank regulators to compute liquidity using this concept of matching maturities is to divide the difference between the short-term, liquid assets and the volatile, large liabilities by the sum of the loans and long-term investments, that is:

Short-term, Liquid Assets - Volatile, Large Liabilities
- -------------------------------------------------------  =  Liquidity
Ratio
            Net Loans and Long-term Investments


Table 14--LIQUIDITY COMPUTATION COMPONENTS
(in thousands of $)
Short-term,                   Volatile,                       Net Loans and Long-
Liquid Assets:                Large Liabilities:              term Investments:
Fixed rate debt               Time deposits 100+     $64,902  Net loans    $518,462
 with maturity                Repurchase agreements           Long-term
 less than 1 year  $ 64,238    and Federal funds               securities   261,639
Treasury securities            purchased              23,795
 with 1-2 year                Other borrowed funds     1,000
 maturities          45,934
Bankers'
 acceptances         43,736

Total              $153,908   Total                  $89,697     Total     $780,101


As of March 31, 1995, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $64 million and the liquidity ratio was 8.23%, using the balances (in thousands) in Table 14.

The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. The current liquidity amount is within the range that the Company is trying to maintain -- from positive $75 million to negative $25 million. Too high a liquidity amount or ratio results in reduced earnings because the short-term, liquid assets generally have lower interest rates. If liquidity is too low, earnings are reduced by the cost to borrow funds or because of lost opportunities.

Securities from both the liquidity and earnings portfolios are included in the balances for short-term liquid assets in Table 14. The inclusion of securities from the earnings portfolio is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning. The amounts in Table 14 are also adjusted for $5 million in taxable securities which had depreciated below the level at which they would normally be sold, but which Management elected to hold until the market showed more stability.

Capital Resources

Table 15 presents a comparison of several important amounts and ratios for the first quarters of 1995 and 1994 (dollars in thousands).


Table 15 CAPITAL RATIOS        First Quarter    First Quarter
                                   1995             1994      Change
Amounts:
  Net Income                   $     2,976        $  3,517    $  (541)
  Average Total Assets           1,042,357         989,683     52,674
  Average Equity                    96,043          88,263      7,780
Ratios:
  Equity Capital to
      Total Assets (Period-end)       9.41%           8.77%      0.64%
  Annualized Return
      on Average Assets               1.14%           1.42%     -0.28%
  Annualized Return
      on Average Equity              12.39%          15.94%     -3.55%

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be more variation quarter by quarter in operating earnings. Areas of uncertainty include asset quality, loan demand, RAL operations and collections, and the Ventura County expansion.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Because of the changes instituted by the IRS regarding RAL payments to the Company, the amount of these loans not repaid to the Company may be higher than originally estimated. These changes have already increased operating costs over the Company's original projections and additional costs may be incurred in the second quarter. There will be some additional initial expenses related to Ventura that will be incurred in the second quarter as well as a full quarter of operating expenses, but these should begin to be offset by additional income as loans are made and deposits received.

The FRB sets minimum capital guidelines for U. S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of March 31, 1995, the Company's risk-based capital ratio was 19.09%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of March 31, 1995, shareholders' equity was 9.41% of total assets. The Company's ratios reflect that it currently has ample capital to support the additional growth in Ventura County.

No significant commitments or reductions of capital are anticipated.

Regulation

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and condi-tions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company is required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was last examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the FRB. The Bank is primarily regulated by the FDIC and the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. Each of the regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

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

Footnotes to Management's Discussion and Analysis

[1] The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, Fourth Quarter, 1994, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the four quarters of 1994. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2] As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.7 million as of March 31, 1995. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the first quarter of 1995 would be $15.0 million as shown in the accompanying financial statements and the average yield would be 11.53%. There would also be corresponding reductions for the other quarters shown in the Table 4. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

[3] Reported in Western Bank Monitor, Fourth Quarter, 1994.

[4] Reported in or derived from information reported in The FDIC Quarterly Banking Profile and the Western Bank Monitor, Fourth Quarter 1994.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings
               Not applicable.

Item 2.      Changes in Securities
               Not applicable.

Item 3.      Defaults Upon Senior Securities
               Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of shareholders was held on April 25, 1995. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934.

     (b) There was no solicitation in opposition to Management's nominees for directorships as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors elected to one year terms were:

          Donald Anderson       Anthony Guntermann
          Frank H.  Barranco    Dale Hanst
          Edward E.  Birch      Harry B.  Powell
          Richard M.  Davis     David W.  Spainhour

          There are no other directors whose term of office as a director continued after the shareholders' meeting.

     (c) Arthur Andersen LLP was selected as the Company's independent public accountants for 1995.

Item 5.      Other Information:
              Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibit Index:
                                             Sequential
     Exhibit Number     Item Description     Page Number

          11           Computation of Per        30
                         Share Earnings
          99           Financial Data Schedule   32

(b)     No reports were filed on Form 8-K

                                              EXHIBIT 11
                                   SANTA BARBARA BANCORP & SUBSIDIARIES
                                    COMPUTATION OF PER SHARE EARNINGS

                            For the Three-Month Periods Ended March 31,
                                 1995                     1994
                          Primary  Fully Diluted   Primary   Fully Diluted
Weighted Average
 Shares Outstanding     5,127,054    5,127,054     5,065,462    5,065,462

Weighted Average
 Options Outstanding      452,209      452,209       537,456      537,456
Anti-dilution
  adjustment (1)          (21,991)     (21,991)            0            0
Adjusted Options
  Outstanding             430,218      430,218       537,456      537,456
Equivalent Buyback
  Shares (2)             (304,533)    (304,544)     (426,339)    (381,895)
Total Equivalent
  Shares                  125,685      125,674       111,117      155,561
Adjustment for
  Non-Qualified
  Tax Benefit (3)         (51,531)     (51,526)      (45,558)     (63,780)
Weighted Average
  Equivalent Shares
  Outstanding              74,154       74,148        65,559       91,781

Weighted Average
  Shares for
  Computation           5,201,208    5,201,202     5,131,021    5,157,243


Fair Market Value (4)      $25.52       $25.52        $22.39       $25.00

Net Income             $2,976,476   $2,976,476    $3,517,155   $3,517,155

Per Share Earnings          $0.57        $0.57         $0.69        $0.68


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



DATE:  May 12, 1995     /s/  Kent M.  Vining

     Kent M.  Vining
     Senior Vice President
     Chief Financial Officer




DATE:  May 12, 1995     /s/  Donald Lafler

     Donald Lafler
     Vice President
     Principal Accounting Officer