Form 10-K/A
period 1994-12-31
SANTA BARBARA BANCORP
filed 1995-06-09
CIK 357264

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
     Form 10-K/A

(Mark One)



    X       AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1994 or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ____________

     Commission file number - 0-11113

     SANTA BARBARA BANCORP
     (Exact Name of Registrant as Specified in its Charter)

                California                        95-3673456    _
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

     1021 Anacapa Street, Santa Barbara, California        93101
       (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)  (805)564-6300

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




     Amendment to
     Annual Report on Form 10-K
     for
     Fiscal Year ended December 31, 1994

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as set forth in the attached page hereto:

     Item 14. Exhibits, Financial Statement Schedules, and Re-ports on Form 8-K

     The amendment consists of a revised consent of Arthur
Andersen LLP, pursuant to which they consent to the incorporation into various of the Registrant's Registration Statements on Form
S-8 of their report dated January 31, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 1995.

                                   SANTA BARBARA BANCORP


                                 By:  s/David W. Spainhour
                                        David W. Spainhour




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

               Volume and Rate Variance Analysis of Net Interest
               Income

               Maturity Distribution and Yield Analysis of the
               Securities Portfolios

               Loan Portfolio Analysis by Category

               Maturity and Sensitivities of Selected Loan Types to Changes in Interest Rates

               Risk Elements:

                    Non-Accrual, Past Due and Restructured Loans

                    Potential Problem Loans

                    Foreign Loans

                    Summary of Loan Loss Experience

                    Foregone Interest on Non-Accrual Loans

                    Detailed Deposit Summary

                    Maturity Distribution of Time Certificates of
                    Deposit of $100,000 or More

                    Return on Equity and Assets, Operating and
                    Capital Ratios

                    Short-term Borrowings

         3)     Exhibits - See exhibits listed on page 7, "Exhibit
                Index"

     b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

     c)     Exhibits - See exhibits listed on page 7, "Exhibit
            Index"

     d)     Financial statement schedules required by Regulation
            S-X which are excluded from the annual report to shareholders - Not Applicable




     EXHIBIT INDEX TO
     SANTA BARBARA BANCORP FORM 10-K
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



     Exhibit
     Number                    Description

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

     4          Instruments defining rights of security holders -
                The rights of security holders are defined by applicable law and in the Bylaws of the Company - see Exhibit 3.2 above.

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

     10.1.4 Santa Barbara Bank & Trust Incentive and Invest-ment and Salary Savings Plan, as amended through December 31, 1991 (previously filed with the Commission as Exhibit 10.1.4 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this refer-
                ence).

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

     10.1.7 Description of Group Term Life and Accidental Death and Dismemberment Benefits and of Payment of Membership Dues (previously filed with the Commis-sion as Exhibit 10.1.7 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this reference).

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

     10.2       Securities and Insurance Service Agreement

     10.2.1     IRA Custodial Agreement.

     11          Statement re computation of per share earnings

     12          Statement re computation of ratios**

     13          Annual report to security-holders

     16          Letter re change in certifying accountant**

     18          Letter re change in accounting principles**

     21          Subsidiaries of the registrant

     22 Published report regarding matters submitted to vote of security-holders**

     23          Consents of experts and counsel:

     23.1          Consent of Independent Public Accountants

     23.2          Consent of Independent Public Accountants

     24          Power of attorney**

     27          Financial Data Schedules

     99 Additional Exhibits - Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting occurring April 25, 1995 filed with the Commission on March 15, 1995, File No. 0-11113, incorporated herein by this reference.

*     Shareholders may obtain a copy of any exhibit by writing to:
      Clare McGivney, Corporate Services Administrator Santa
      Barbara Bancorp, P.O. Box 1119, Santa Barbara, CA 93102

**     Not applicable

                               Exhibit 23.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 31, 1995, incorporated by reference in this Form 10-K, into Santa Barbara Bancorp's previously filed Form S-8 Registration Statements File Nos. 33-5493, 2-83293, 33-43560 and 33-48724. It should be noted that we have not audited any financial statements of Santa Barbara Bancorp and Subsidiaries subsequent to December 31, 1994 or performed any audit procedures subsequent to the date of our report.

                                   (Handwritten signature)

                                   ARTHUR ANDERSEN LLP
Los Angeles, California
January 31, 1995