Form 10-Q/A
period 1995-03-31
SANTA BARBARA BANCORP
filed 1995-07-31
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                         Form 10-Q Amendment #1

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

THE PURPOSE OF THIS AMENDMENT IS TO PROPERLY ATTACH EXHIBIT 27, THE FINANCIAL DATA SCHEDULE REQUIRED BY THIS FORM


PART II

OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibit Index:

     Exhibit Number     Item Description

          11           Computation of Per
                         Share Earnings
          27           Financial Data Schedule

(b)     No reports were filed on Form 8-K

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



     SANTA BARBARA BANCORP



DATE:  July 30, 1995     /s/  Donald Lafler

     Donald Lafler
     Vice President
     Chief Financial Officer