Form 10-Q
period 1995-06-30
SANTA BARBARA BANCORP
filed 1995-08-15
CIK 357264

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

    Yes [X]   No  [ ]



Common Stock - As of August 10, 1995, there were 5,106,036 shares of the issuer's common stock outstanding.
Page One of Thirty-three





PART 1
FINANCIAL INFORMATION
SANTA BARBARA BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands except per share amount)

                                         June 30, 1995   December 31, 1994
  Assets:
    Cash and due from banks                $   58,482        $   69,630
    Federal funds sold                         60,000            15,000
        Cash and cash equivalents             118,482            84,630
    Securities (Note 4):
      Held-to-maturity                        324,333           299,520
      Available-for-sale                       38,946            87,439
    Bankers? acceptances                       29,722            80,594
    Loans, net of allowance of $11,095 at
      June 30, 1995 and $12,911 at
      December 31, 1994 (Note 5)              526,718           486,520
    Premises and equipment, net (Note 6)        7,871             7,391
    Accrued interest receivable                 7,960             8,130
    Other assets (Note 7)                      14,229            13,392
          Total assets                     $1,068,261        $1,067,616
   Liabilities:
    Deposits:
      Demand deposits                      $  128,846        $  147,085
      NOW deposit accounts                    125,146           142,639
      Money Market deposit accounts           363,764           355,581
      Savings deposits                         96,901           113,074
      Time deposits of $100,000 or more        71,028            63,556
      Other time deposits                     144,692           134,782
        Total deposits                        930,377           956,717
    Securities sold under agreements
      to repurchase and Federal
      funds purchased                          33,239             9,487
    Other borrowed funds                        1,210             1,000
    Accrued interest payable
      and other liabilities                     5,825             6,452
        Total liabilities                     970,651           973,656

  Shareholders' equity (Note 3 ):
    Common stock (no par value; $1.00
      per share stated value; 20,000
      authorized;  5,103 outstanding at
      June 30, 1995 and 5,126 at
      December 31, 199                          5,103             5,126
    Surplus                                    39,037            39,683
    Unrealized loss on securities
      available for sale                         (399)           (1,496)
    Retained earnings                          53,869            50,647
        Total shareholders' equity             97,610            93,960
          Total liabilities and
             shareholders' equity          $1,068,261        $1,067,616

See accompanying notes to consolidated condensed financial statements.


                   SANTA BARBARA BANCORP & SUBSIDIARIES
              Consolidated Statements of Income (Unaudited)
             (dollars in thousands except per share amounts)


                                 For the Six-            For the Three-
                                 Month Periods            Month Periods
                                Ended June 30,            Ended June 30,
                                    1995     1994         1995      1994
Interest income:
 Interest and fees on loans      $27,453  $24,770      $12,430  $10,663
 Interest on taxable securities    7,852    9,432        3,886    5,219
 Interest on tax-exempt
   securities                      3,575    3,423        1,730    1,731
 Interest on Federal funds sold      912      124          577       86
 Interest on bankers? acceptances  1,488      287          668       12
  Total interest income           41,280   38,036       19,291   17,711
Interest expense:
 Interest on deposits:
  NOW accounts                       726      624          360      311
  Money Market accounts            7,821    3,824        3,945    2,221
  Savings deposits                 1,239    1,629          597      800
  Time deposits of
      $100,000 or more             1,327    1,161          721      562
  Other time deposits              3,953    3,374        2,081    1,711
 Interest on securities
  sold under agreements
  to repurchase and Federal
  funds purchased                    570      429          368      237
 Interest on other borrowed funds     48       48           29       30
   Total interest expense         15,684   11,089        8,101    5,872
Net interest income               25,596   26,947       11,190   11,839
Provision for loan losses          4,964    5,007        1,301      725
 Net interest income after
    provision for loan losses     20,632   21,940        9,889   11,114
Other income:
 Service charges on deposits       2,116    1,470        1,072      746
 Trust fees                        3,355    3,291        1,590    1,510
 Other service charges,
    commissions and fees, net      3,610    2,041        1,143    1,249
 Securities losses (Note 4)          (22)    (613)         (22)    (613)
 Other income                        191      293          113      149
   Total other income              9,250    6,482        3,896    3,041
Other expense:
 Salaries and benefits            11,622   10,976        5,437    5,527
 Net occupancy expense             2,015    1,643        1,003      855
 Equipment expense                 1,285      999          640      511
 Net cost (gain) from operating
   other real estate                 (16)    (580)           2       69
 Other expense                     7,808    6,238        3,611    3,144
   Total other expense            22,714   19,276       10,693   10,106
 Income before income taxes        7,168    9,146        3,092    4,049
Applicable income taxes            1,899    2,452          799      872
    Net income                   $ 5,269  $ 6,694      $ 2,293  $ 3,177

Earnings per share (Note 2)      $  1.03  $  1.32      $  0.45  $  0.62

See accompanying notes to consolidated condensed financial statements.

SANTA BARBARA BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                        For the Six Months Ended June 30,
                                                    1995         1994
  Cash flows from operating activities:
   Net Income                                     $ 5,269     $ 6,694
   Adjustments to reconcile net income
         to net cashprovided by operations:
     Depreciation and amortization                    882        699
     Provision for loan losses                      4,964      5,007
     Benefit for deferred income taxes               (302)      (630)
     Net amortization of investment securities
       discounts and premiums                         259     (2,107)
     Net change in deferred loan origination and
       extension fees and costs                        53        204
     Decrease (increase) in accrued
       interest receivable                            170     (1,325)
     Increase in accrued interest payable             228        131
     Increase in income receivable                 (1,431)      (617)
     Decrease in income taxes payable                 (17)      (406)
     Decrease in prepaid expenses                     449        312
     Increase (decrease) in accrued expenses       (1,609)       422
     Other operating activities                       695       (118)
       Net cash provided by operating activities    9,610      8,266
  Cash flows from investing activities:
     Proceeds from sale of securities:
       Available-for-sale                               0     45,912
     Proceeds from call or maturity of securities:
       Available-for-sale                          20,766     94,456
       Held-to-maturity                             5,117      1,528
     Purchase of securities:
       Available-for-sale                               0   (155,077)
       Held-to-maturity                                 0    (92,374)
     Proceeds from maturity of
           bankers' acceptances                    79,380     62,969
     Purchase of bankers' acceptances             (29,090)         0
     Net increase in loans made to customers      (45,437)    (4,630)
     Disposition of property
          from defaulted loans                        198      2,962
     Purchase or investment in
          premises and equipment                   (1,384)    (1,172)
       Net cash provided by
          (used in) investing activities           29,550    (45,426)
  Cash flows from financing activities:
     Net increase (decrease) in deposits          (26,340)    17,670
     Net increase in borrowings with
       maturities of 90 days or less               23,752      7,862
     Proceeds from issuance of common stock           117        676
     Payments to retire common stock                 (787)         0
     Dividends paid                                (2,050)    (1,830)
       Net cash provided by (used in)
           financing activities                    (5,308)    24,378
   Net increase (decrease) in cash
            and cash equivalents                   33,852    (12,782)
   Cash and cash equivalents
            at beginning of period                 84,630     50,946
   Cash and cash equivalents at
            end of period                        $118,482   $ 38,164

  Supplemental disclosure:
   Cash paid during the six months ended:
     Interest                                    $ 15,456   $ 10,958
     Income taxes                                $  3,110   $  3,706

See accompanying notes to consolidated condensed financial statements


Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1995
(Unaudited)

1.     Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.     Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the six- and three-month periods ended June 30, 1995 and 1994, the weighted average shares outstanding were as follows:

                               Six-Month Periods      Three-Month Periods
                                 Ended June 30,         Ended June 30,
                                1995       1994       1995          1994
Weighted average
shares outstanding          5,126,324   5,079,544   5,125,601   5,093,471

3.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1994 have been reclassified to be consistent with the reporting for 1995.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

4.     Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these criteria are accounted for at their amortized historical cost. That is, these securities are carried at their purchase price adjusted for the amortization of any premium or discount irrespective of later changes in their market value prior to maturity. Securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio are considered available-for-sale. These securities are reported in the financial statements at fair value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as a separate component of shareholders' equity. Changes in the unrealized gains or losses are shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

Book and market values of securities are as follows:

(in thousands)            Amor-      Gross Un-    Gross Un-   Estimated
                         tized       realized     realized     Market
                         Cost          Gains       Losses       Value
June 30, 1995:
Held-to-maturity:
  U.S. Treasury
    obligations          $195,569      $   797      $(2,576)     $193,790
  U.S. Agency
    obligations            44,105          360         (268)       44,197
  State and municipal
    securities             84,659       12,542         (120)       97,081
                          324,333       13,699       (2,964)      335,068
Available-for-sale:
  U.S. Treasury
    obligations            28,893          187         (134)       28,946
  U.S. Agency
    obligations            10,000            0            0        10,000
                           38,893          187         (134)       38,946
                         $363,226      $13,886     $ (3,098)     $374,014

December 31, 1994:
Held-to-maturity:
  U.S. Treasury
    obligations          $195,354      $    69     $(12,189)     $183,234
  U.S. Agency
    obligations            14,654            0         (999)       13,655
  State and municipal
    securities             89,512        9,727       (1,477)       97,762
                          299,520        9,796      (14,665)      294,651
Available-for-sale:
  U.S. Treasury
    obligations            48,812           12         (685)       48,139
  U.S. Agency
    obligations            41,024            0       (1,724)       39,300
                           89,836           12       (2,409)       87,439
                         $389,356       $9,808     $(17,074)     $382,090

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

    (in thousands)
                                         Held-to-   Available-
                                         Maturity    for-Sale     Total
June 30, 1995
Amortized cost:
  In one year or less                    $ 41,287    $33,917    $ 75,204
  After one year through five years       234,510      4,976     239,846
  After five years through ten years       29,568          0      29,568
  After ten years                          18,968          0      18,968
                                         $324,333    $38,893    $363,226

Estimated market value:
  In one year or less                    $ 41,768    $33,783    $ 75,551
  After one year through five years       235,975      5,163     241,138
  After five years through ten years       37,207          0      37,207
  After ten years                          20,118          0      20,118
                                         $335,068    $38,946    $374,014

December 31, 1994:
Amortized cost:
  In one year or less                    $ 17,220    $33,992    $ 51,212
  After one year through five years       225,648     55,844     281,492
  After five years through ten years       35,798          0      35,798
  After ten years                          20,854          0      20,854
                                         $299,520    $89,836    $389,356

Estimated market value:
  In one year or less                    $ 17,694    $33,816    $ 51,510
  After one year through five years       214,105     53,623     267,728
  After five years through ten years       43,063          0      43,063
  After ten years                          19,789          0      19,789
                                         $294,651    $87,439    $382,090

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.     Loans

The balances in the various loan categories are as follows:

(in thousands)                     June 30,    December 31,
                                     1995         1994
Real estate:
  Residential                    $131,305       $108,923
  Non-residential                 172,188        145,928
  Construction                     22,222         26,695
Commercial loans                  141,075        148,396
Home equity loans                  33,492         32,573
Consumer loans                     27,934         27,319
Municipal tax-exempt obligations    7,709          7,831
Other loans                         1,888          1,766
  Total loans                    $537,813       $499,431

The loan balances at June 30, 1995 and December 31, 1994, are net of approximately $2,087,000 and $2,038,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures were adopted on January 1, 1995. At that date, a valuation allowance for credit losses related to impaired loans was established. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired. There are some impaired loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and which are current in their interest and principal payments. These impaired loans are not classified as nonaccrual and $733,000 in interest was recognized from these loans during the first half of 1995. Not all kinds of loans are covered by the provisions of the statements. Nonaccrual loans of types not covered by the statements would not be included in the amounts reported as impaired.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) by the loan's observable market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses information about the impaired loans and the allowance related to them ($ in millions).

                                           March 31, 1995   June 30, 1995
Loans identified as impaired at period end      $27.8             $27.3
Impaired loans for which a valuation
     allowance has been determined              $23.2             $22.5
Impaired loans for which no valuation
     allowance was determined necessary          $4.6              $4.8
Amount of valuation allowance                    $5.3              $5.7

The average amount of the recorded investment in impaired loans during the two three month periods shown above was approximately $25 million.

The provisions of the statements permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The Company also provides an allowance for losses for (1) loans that are not covered by the provisions of SFAS Nos. 114 & 118; (2) loans which while of a kind that is covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

The valuation allowance for impaired loans is included with the general allowance for loan losses of $5.4 million to total the $11.1 million reported on the balance sheet for June 30, 1995 which these notes accompany and in the statement of changes in the allowance account below. Within the allowance for loan loss at December 31, 1994 were amounts allocated to the loans that were identified as of January 1 as impaired. It was therefore not necessary to recognize additional bad debt expense to establish or maintain the valuation allowance for the impaired loans during the first quarter of 1995. During the second quarter of 1995, $3.2 million in impaired loans were charged-off, and $3.6 million added to the valuation allowance for impaired loans. Because most of the loans that were classified as impaired during the second quarter had been identified as potential problem loans and a portion of the general allowance for loan loss allocated to them, it was not necessary to recognize an additional $3.6 million as bad debt expense in the second quarter.

Allowance for Loan Losses
(in thousands)
Balance, December 31, 1994                           $12,911
Provision for tax refund anticipation loans            2,864
Tax refund loan losses charged to allowance           (3,440)
Tax refund loan recoveries credited to allowance          82
Provision for loan losses                              2,100
Loan losses charged to allowance                      (3,917)
Loan recoveries credited to allowance                    494
Balance, June 30, 1995                               $11,095

Both loans that are classified as impaired and other loans not covered by the statements that are deemed to be uncollectible are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

6.     Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Lease-hold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $466 and $371 for the three-month periods ended June 30, 1995 and 1994, respectively, and $883 and $699 for the six-month periods ended June 30, 1995 and 1994, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)

June 30, 1995:
                                        Accumulated       Net Book
                             Cost       Depreciation       Value
Land and buildings          $ 5,779        $ 2,882         $2,897
Leasehold improvements        5,539          3,679          1,860
Furniture and equipment      12,137          9,023          3,114
    Total                   $23,455        $15,584         $7,871

December 31, 1994:
                                        Accumulated       Net Book
                             Cost       Depreciation       Value
Land and buildings          $ 5,576        $ 2,793         $2,783
Leasehold improvements        5,369          3,481          1,888
Furniture and equipment      11,167          8,447          2,720
    Total                   $22,112        $14,721         $7,391

7.     Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of June 30, 1995, and December 31, 1994, the Company had $1,113,000 and $856,000, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net income for the second quarter of 1995 is lower than net income for the same quarter of last year, and the year to date net income at June 30 is also lower than for the first half of 1994. The reasons for this decrease are explained in detail in various sections of this discussion, but in brief, they include a narrower spread between interest income and interest expense for core products, an increase in expenses incurred in the refund anticipation loan program, and an increase in non-interest expense related to the three major initiatives begun by the Company to regain its former rate of growth in net income--entry into the Ventura County market, enhanced credit support and administration, and additional sales and investment management staff for the Trust and Investment Services Division.

Business

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank and Trust (the "Bank"). The Bank is a state-chartered commercial bank which has just become a member of the Federal Reserve System. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is SBBT Service Corporation ("ServiceCorp"). ServiceCorp provides correspondent banking services such as check processing, internal auditing, and courier service to other financial institutions on the Central Coast of California. All references to "the Company" below apply to the Company and its subsidiaries.

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

Because the Company must maintain its net interest margin to remain profitable, the Company must be prepared to address the risks of adverse effects as interest rates change. Average market interest rates increased during most of 1994 as the Federal Reserve Board ("the Fed") raised short-term rates in an effort to temper economic recovery. Short-term rates then declined slightly through the second quarter of 1995 while long-term rates declined more significantly. In comparing results for the second quarters of 1995 and 1994, the major impacts for the Company of these changes in market rates are increases in the average rates earned and paid on short-term assets and liabilities and a decrease in unrealized loss in the securities that are intended to be held to maturity. These impacts illustrate the risks associated with changes in interest rates.

The primary risk is "market risk;" that is, the market value of financial instruments (such as loans, securities, and deposits) that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security just issued because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise and a more costly obligation when interest rates decline. However, most interest-bearing liabilities have a shorter stated maturity than interest-earning assets and so there is less fluctuation in market value from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

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

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if the proceeds from shorter-term deposits are used to purchase longer-term assets or fund longer-term loans. Many savings and loan institutions were hurt in the early 1980's by this kind of mismatch.

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

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets for each period and on a cumulative basis for each period. As a percentage of assets, the Company's target is to be no more than 10% plus or minus in either of the first two periods.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the next three months. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period -- and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. From quarter to quarter, the gap for the first period varies between positive and negative. As of June 30, 1995, the gap for this first period is a negative 4.01%, well within the target range. At the end of 1994 and at the end the second quarter of 1994, the gaps were also negative at 6.25% and 9.42% of assets, respectively. The change from a year ago is due to a substantially greater liquidity at June 30, 1995 that was held in short-term instruments like Federal Funds Sold and bankers' acceptances. Transaction deposit balances are higher as well, but did not increase as much as the assets.

The impact of negative gap in the first period is mitigated by the similarly sized positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced to offset the negative impact of rising rates.

The larger negative gap for the third period, "After six months but within one year" is caused by the large amounts of transaction deposit accounts that the Company at present assumes will not be repriced sooner than six months. If market interest rates change substantially, the rates paid on these accounts may have to be repriced sooner than six months. There would be a negative impact on earnings from an upward repricing of these deposits. This impact would be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. In the cumulative computation, the positive gaps in these periods offset the negative gaps from the earlier periods.

Table 1- Interest Rate Sensitivity
As of June 30, 1995                                After three After six   After one              Noninterest
(in thousands)                            Within      months     months     year but               bearing or
                                           three    but within  but within  within     After five  nonrepricing
                                           months   six months   one year   five years   years        items     Total
Assets:
Loans                                     308,965    90,688     41,414     60,711     26,083       10,134     537,995
Cash and due from banks                        --        --         --         --         --       58,482      58,482
Securities:
  Held-to-maturity                          5,016     5,385     30,886    234,510     48,536           --     324,333
  Available-for-sale                       10,000     3,978     19,806      6,162         --           --      38,946
Bankers' acceptances                       29,722        --         --         --         --           --      29,722
Other assets                                   --        --         --         --         --       18,783      18,783
Total assets                              413,703   100,051     92,106    300,383     74,619       87,399   1,068,261

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
    Federal funds purchased                33,239        --         --         --         --           --      33,239
  Other borrowings                          1,210        --         --         --         --           --       1,210
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                  355,696        --    230,115         --         --           --     585,811
  Time deposits                            64,644    39,146     46,911     62,795        459           --     215,720
Demand deposits                                --        --         --         --         --      128,846     128,846
Other liabilities                              --        --         --         --         --        5,825       5,825
Net shareholders' equity                       --        --         --         --         --       97,610      97,610
Total liabilities and
  shareholders' equity                    456,554    39,146    277,026     62,795        459      232,281   1,068,261
Interest rate-
  sensitivity gap                         (42,851)   60,905   (184,920)   237,588     74,160     (144,882)
Gap as a percentage of
  total assets                             (4.01%)    5.70%    (17.31%)    22.24%       6.94%     (13.56%)
Cumulative interest
  rate-sensitivity gap                    (42,851)   18,054  (166,866)    70,722    144,882
Cumulative gap as a
  percentage of total assets               (4.01%)    1.69%    (15.62%)     6.62%      13.56%

Note:  Net deferred loan fees, overdrafts, and the reserve for loan loss are included in the above table as non-interest bearing or non-repricing items.

Total Assets and Earning Assets

Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters. The chart below shows the growth in average total assets and deposits since the fourth quarter of 1992. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. The second quarter of 1995 was unusual in that average assets and deposits were lower than in the first quarter of the year. However, assets and deposits were both higher at June 30, 1995 than at March 31, 1995 (assets by $40.7 million and deposits by $32.8 million), suggesting that the third quarter's averages will be higher.

(In the printed copy of this filing there appears here a chart showing a gradual rise in deposits and earning assets with variation as described in the text)

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.5% of its assets during the first half of 1995. This compares with an average of 84.9% for all FDIC-Insured Commercial Banks and 88.9% for the Company's Southern California peers for the first quarter of 1995.[1] Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) most loans are structured to have interest payable each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up; (2) the Company avoids tying up funds that could be earning interest by leasing most of its facilities under long-term contracts rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size which allow it to put the cash to use more quickly[2]. At the Company's current size, these steps have resulted in about $99.9 million more assets earning interest during the first half of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. The overall deposit base for financial institutions in the Company's Santa Barbara market area has declined from $4.5 billion in 1989 to $3.2 billion in 1994. During this time the Company has increased its market share from 14.1% in 1989 to 29.4% in 1994. The increases have come by maintaining competitive deposit rates, through the introduction of new deposit products, and by successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last six quarters (dollars in millions). As shown both in the preceding chart and in Table 2, average deposits for the second quarter of 1995 have increased 2.3% from average deposits a year ago, but are lower than in the first quarter of the year. Management has identified two reasons for this decrease. It is partly a function of declining interest rates leading customers to place funds with non-financial institutions and therefore the Company must counter a continuing decline in the deposit base available to all banks in the area. The second reason is the practical difficulty of one institution continuing to expand market share in the local area when it already has almost 30% of that market. This second reason was a major factor in the decision to open the Ventura County offices.

Administered rate deposit accounts are those products which the institution can reprice at its choice based on competitive pressure and need for funds. This contrasts with deposits the rate for which are set by contract for a term or are tied to an external index like certificates of deposit. The growth trends of the individual types of deposits are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the second quarter of 1994, the primary growth in deposits during the last four quarters came in the interest-bearing transaction accounts ("NOW/MMDA").

During 1994, as market interest rates were rising, most banks, including the Company, raised interest rates paid on their administered rate transaction accounts only minimally, but by late 1994, competitive pressures required increases in the rates paid on all deposit types. However, since 1990, the Company has offered a money market account, "Personal Money Master," the rate for which was tied to the 3-month Treasury bill. With the increases in short-term rates and a bonus rate offered during the second quarter of 1994 for customers bringing in new deposits from other financial institutions, this product became very popular. The monthly average balance of these accounts had increased $110.4 million or 152% from December 1993 to October 1994. In November 1994 the Company changed the account to an administered rate account and lowered the rate. The account still remains attractive and the average balance has remained at the October 1994 level of about $180-190 million.

Table 2 AVERAGE DEPOSITS AND RATES
1994                                  1st Quarter      2nd Quarter       3rd Quarter        4th Quarter
NOW/MMDA                            $371.2   2.09%    $407.0   2.50%    $446.5   2.93%    $481.0   3.25%
Savings                              149.4   2.25      142.9   2.25      130.4   2.24      118.7   2.23
Time deposits 100+                    72.3   3.35       63.2   3.57       61.0   3.88       58.4   4.13
Other time deposits                  155.1   4.35      153.7   4.47      151.0   4.63      145.1   4.90
  Total interest-bearing
      deposits                       748.0   2.72%     766.8   2.95%     788.9   3.21%     803.2   3.46%
Non-interest-bearing                 117.5             118.6             119.1             123.0
  Total deposits                    $865.5            $885.4            $908.0            $926.2

1995                                  1st Quarter      2nd Quarter
NOW/MMDA                            $480.1   3.58%    $470.5   3.67%
Savings                              108.6   2.39      100.7   2.38
Time deposits 100+                    53.8   4.58       56.7   5.10
Other time deposits                  144.9   5.24      151.6   5.50
  Total interest-bearing
      deposits                       787.4   3.79%     779.5   3.96%
Non-interest-bearing                 135.5             126.3
  Total deposits                    $922.9            $905.8


As shown in Table 2, there has been some growth in non-interest bearing demand accounts as well during the last year. Approximately $11.1 million of the average balance for demand deposits in the first quarter of 1994 and $15.6 in the first quarter of 1995 relates to outstanding checks from the tax refund anticipation loan program. Adjusting for these amounts indicates that there has been a real growth of about $7.7 million or 6.5% from the second quarter of 1994 to the second quarter of 1995.

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

The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and consequently reprice during the quarter will bear the new rate. It is therefore consistent with expectations that the average rate on the time deposits less than $100,000 would increase to a lesser degree between the second quarter of 1994 and the second quarter of 1995 than the NOW/MMDA transaction accounts.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are three primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low during the recession in the California economy. With less need for funds to lend, the Company has been reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread is narrow between the cost of these funds and the earnings on their uses. Therefore the premium offered on these large deposits has been small. Second, the time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, they reprice more frequently. In a declining interest rate environment, that means that their average rate paid will decline faster, and in a rising rate environment they will rise faster. While the average rate paid on the smaller time deposits has remained greater than on the larger deposits over the last four quarters, the difference has contracted from 90 basis points to 40 basis points reflecting the general trend of increasing rates. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields[3] over the last seven quarters (dollars in millions).

Table 3 LOAN BALANCES AND YIELDS

                    EOP            Average        Interest        Average
Quarter Ended    Outstanding     Outstanding       and Fees        Yield
December   1993     464.2           457.7           10.4            9.00%
March      1994     469.5           488.6           14.2           11.73%
June       1994     464.9           465.6           10.8            9.24%
September  1994     480.2           474.1           10.9            9.15%
December   1994     499.4           486.3           11.3            9.25%
March      1995     534.9           525.5           15.1           11.58%
June       1995     541.0           537.8           12.5            9.31%

Change in Average Loan Balances

The Company has increased its residential real estate loans by $54 million or 70% in the last year. Most of this increase is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. As the teaser rate periods expire and with current rates higher than when most of these loans were made, the yield should increase. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market and interest rate risks and liquidity.

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

Through April of 1994, the Company had lent $230 million to 150,000 taxpayers. The outstanding loans averaged $29.5 million for the first quarter of 1994 and there were $13.9 million outstanding at March 31, 1994. Eliminating these loans from the above table would show average loans of other types for the first quarter of 1994 of $459.1 million, just slightly higher than for the fourth quarter of 1993 when no RAL's were outstanding. Only $5.4 million of the average balance for the second quarter of 1994 in the table above relates to RAL's.

The Company had intended to significantly expand the program for the 1995 tax season, but several changes in IRS procedures prevented this. In prior years the IRS provided confirmation before the Company advanced funds that the taxpayer identification was valid, that there were no liens by the IRS against the refund, and that the refund would be sent to the Company instead of the taxpayer to repay the loan. This confirmation was discontinued for the 1995 tax season. The IRS also placed a moratorium on payment of that portion of refunds which was related to the Earned Income Credit ("EIC"). Many of the taxpayers filing electronically are low income families who do so to receive the EIC. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company restricted loans only to those taxpayers who met certain credit standards, and restricted the amount that it would lend only to the non-EIC related portion of any refund claim.

Through April of 1995, the Company had lent just over $75.5 million to about 75,600 taxpayers. Eliminating the average balance of these loans ($11.6 million) from the above table would show average loans of other types for the first quarter of 1995 of $513.9 million, continuing a steady increase in the average balance since the second quarter of 1994.

Interest and Fees Earned and the Effect of Changing Interest Rates

Interest rates on most consumer loans are fixed at the time funds are advanced. The average yields on these loans significantly lag market rates as rates rise because the Company only has the opportunity to increase yields as new loans are made. However, in a declining interest rate environment, these loans tend to track market rates more closely because they may be prepaid if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the original loan to warrant the customer refinancing.

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

The yields shown in Table 3 for the first quarters of 1994 and 1995 are significantly affected by the fees earned in the RAL program which is reported as interest income. Average yields for the two quarters without the effect of RAL's were 8.67% and 9.27%, respectively.

Fees earned on the RAL's were increased in 1995 to cover the greater credit risk and the additional expenses associated with credit checks on taxpayers which had not been necessary in previous years. However, the lower level of activity resulted in $3.2 million in fees from RAL's in the first quarter of 1995 compared to $4.7 million in fees in 1994. As described in the section below titled "Other Operating Income," $1.5 million in other fees related to the RAL program were earned during the first quarter.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in millions)                                 June 30,  June 30,
                                                1995      1994
Credit lines with unused balances             $123.2    $119.7
Undisbursed loans                              $12.0     $11.4
Other loan or letter of credit commitments     $54.2     $39.9

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

The Company has established maximum loan amount to collateral value ratios for construction and development loans ranging from 65% for raw land to 85% 1-4 family residential, but in practice lower ratios are used for most loans. There are no specific loan to value ratios for other commercial, industrial, agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum ratios based on loan amount, the nature of the collateral, and other factors.

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

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the second quarter of 1995, at the end of the prior two quarters and at the end of the same quarter a year ago. Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Also included in the table in boldface is comparable data[4] regarding the Company's Southern California peers for the three earlier quarters.

One large relationship consisting of a number of individual loans was recognized as impaired and placed on non-accrual status during the first quarter of 1995. This relationship accounts for $4.0 million of the $9.1 million in non-accrual loans as of June 30, 1995. The relationship is made up of a number of loans. The Company has charged-off portions of these loans it deems uncollectible.

Table 4 ASSET QUALITY
                              June 30,      March 31,      December 31        June 30,
                               1995            1995           1994             1994
                              Company     Company        Company         Company
Loans delinquent
90 days or more                $6,057     $1,671         $1,290          $1,379
Non-accrual loans               9,146     10,650          6,326           3,328
  Total non-current loans      15,203     12,321          7,616           4,707
Foreclosed real estate          1,113        681            856           1,397
  Total non-performing assets $16,316    $13,002         $8,472          $6,104

                                                So. Cal          So. Cal         So. Cal
                                                  Peer             Peer           Peer
                               Company   Company  Group  Company  Group  Company  Group
Coverage ratio of
  allowance for loan
  losses to non-current
  loans and leases                73%       133%    95%   170%     99%    252%     98%
Ratio of non-current loans
  to total loans and leases     2.64%      2.30%  3.76%  1.52%   3.54%   1.20%   3.75%
Ratio of non-performing
  assets to average
  total assets                  1.44%      1.25%  3.28%  0.81%   3.16%   0.72%   3.25%


Included in the total of non-performing loans as of June 30, 1995 is $945,000 in RAL's that are over 90 days delinquent. Management has expects to collect some portion of this amount. Some is due from the IRS and some due from customers to whom the IRS sent the refunds directly despite instructions from the customers to have them sent to the Company. Management is concerned by the trend of increasing other non-current loans. Two specific steps have been taken to reverse the trend of increase in non-current loans. First, Management has strengthened the credit review, analysis, and administrative functions by hiring additional professional staff. Second, Management has established a Special Assets Committee to give increased attention to the larger problem loans. The new staff and the committee are aggressively pursuing collection plans or acknowledging uncollectibility and charging-off the loans ($3.2 million in the second quarter of 1995). However, several quarters may be needed before there is a significant decrease in the ratio of non-current loans to total loans.

The June 30, 1995 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, according to Management, it is probable that some portion of such loans will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the reserve adequate. As reviews are completed each period and additional information becomes available, Management will provide for additional allowance to address new possible losses identified.

The following table classifies non-performing loans and all potential problem loans including non-performing loans by loan category for June 30, 1995 (amounts in thousands).

                               Non-performing
                                   Loans
Loans secured by real estate:
     Construction and
          land development          24
     Agricultural                    0
     Home equity lines             588
     1-4 family &
       Multi-family              3,989
     Non-residential, non-farm   1,754
Commercial and industrial        7,863
Checking overdraft lines             1
Other consumer loans               981
Other                                3
          Total                 15,203

The following table provides the allocation of the allowance for all potential problem loans by classification as of June 30, 1995 (amounts in thousands)

     Doubtful                    2,246
     Substandard                 3,998
     Special Mention               977

The total of the above numbers is less than the total allowance because some of the allowance is allocated to loans which are not regarded as potential problem loans, and some is not allocated but instead is provided for potential losses in any classification that have not yet been identified.

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

The Company has created two separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio, the "Liquidity Portfolio," consists of the securities that are available for sale and is made up almost entirely of the shorter term taxable securities. The Company specifies the portfolio into which each security will be classified at the time of purchase. The Company has no securities which would be classified as trading securities.

Securities purchased for the earnings portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated.

In general, the Company uses available funds to purchase for the two portfolios according to the following priorities. Taxable securities, usually U. S. Government obligations with maturities of one year to three years, are purchased for the liquidity portfolio. The size of the liquidity portfolio will vary based on loan demand, deposit growth, and the scheduled maturities of other securities. To the extent that estimated liquidity needs are met, tax-exempt municipals will be purchased for the earnings portfolio up to an amount that does not trigger the Alternative Minimum Tax described below in "Income Taxes." Lastly, taxable securities, generally U. S. Government obligations with maturities of two to five years, may be purchased for the earnings portfolio.

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

Table 5 AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1994              1st Quarter   2nd Quarter     3rd Quarter     4th Quarter
U.S. Treasury      $305.4  5.28%   $355.6  5.30%   $309.4  5.38%   $259.5   5.55%
U.S. Agency          20.8  4.61      45.9  4.55      55.8  4.71      55.7   4.78
Tax-Exempt           78.0 13.49      79.9 13.44      86.8 13.14      90.0  13.49
  Total            $404.2  6.83%   $481.4  6.58%   $452.0  6.79%   $405.2  7.21%

    1995            1st Quarter     2nd Quarter
U.S. Treasury      $236.7  5.63%   $226.8  5.60%
U.S. Agency          55.6  4.86      54.8  5.25
Tax-Exempt           87.6 12.99      84.0 12.69
  Total            $379.9  7.22%   $365.6  7.18%


The Company's practice has been to shorten the average maturity of its investments while interest rates are rising, and to lengthen the average maturity as rates are declining. When interest rates are rising, short maturity investments are preferred. This is because principal is better protected from market risk and average interest yields more closely follow market rates since the Company is buying new securities more frequently to replace maturing securities. When rates are declining, longer maturities are preferable because their purchase tends to "lock-in" higher rates. When there is no sustained movement up or down, the funds from maturing securities are usually sold as Federal funds until a clear direction is established. Generally, "longer maturities" has meant purchases of securities with maturities of three or five years.

Because securities generally have a fixed rate of interest to maturity, the average interest rate earned in the portfolio lags market rates in the same way as rates paid on term deposits. The impact of last year's increases in market rates is seen as a very gradual increase in the average rates of taxable securities through the first quarter of 1995, with the decline in rates in 1995 beginning to appear in the yield for the second quarter.

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

Certain issues of municipal securities may still be purchased with the tax advantages that were available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities and require a careful credit evaluation of the issuer or credit insurance by a third party. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax; otherwise the tax advantage will be lost. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount (the periodic recognition as interest income of the difference between the purchase cost and the par value that will be received from the issuer upon maturity).

Included with the balances shown for U.S. Agency securities that are being held to maturity are four structured notes with a combined book value of $34.2 million. They are a type of security known as step bonds. They were issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. None of the notes purchased have been called and two have reached their final steps at 4.50% and 6.61%. The other two have three remaining steps with call dates each 6 months. The first has a current rate of 4.65% with future rates of 5.15%, 6.15%, and 7.15% if not called. The second has a current rate of 4.50% with future rates of 5.00%, 6.00%, and 7.00% if not called. Only the interest rate on these notes is contingent, all principal is paid at maturity unless at a sooner call date. There is no circumstance under which the interest rates will decline. The current interest rate for notes of comparable maturity with no call or step provisions is slightly above the current rates so there are small unrealized losses for these notes.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the decline in longer-term interest rates that occurred during the first half of 1995. While there were no maturities or purchases of U.S. Treasury securities in the earnings or held-to-maturity portfolio during the first half of 1995, the market value increased by $10.6 million while the book value increased only $215,000 from the accretion of discount. The market value of the municipal securities (of which there were several purchases and calls) also increased in market value from 109% of book value to 115%.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals, is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U. S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is usually an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 6 illustrates the average funds sold position of the Company and the average yields over the last seven quarters (dollars in millions).

Table 6--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                         Average    Average
Quarter Ended          Outstanding   Yield
December      1993         $21.8     2.97%
March         1994           4.9     3.20
June          1994           8.7     3.95
September     1994          22.1     4.47
December      1994          30.8     5.13
March         1995          23.8     5.69
June          1995          38.5     6.01

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

In the first two quarters of 1995, with the RAL program requiring less funds, the balance in Federal funds sold was higher than the same quarter a year ago. Because of the very flat Treasury yield curve during the second quarter of 1995, rates paid on Federal Funds sold were frequently higher than the rates available on securities with less than two years maturity. Consequently, Management chose to sell more funds than usual. With the drop in rates by the Federal Reserve Bank in early July, the average yield for the third quarter is expected to be about 25 basis points less than in the second.

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

Table 7--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                              Average                Average
Quarter Ended               Outstanding               Yield
December      1993             $60.8                  3.32%
March         1994              33.7                  3.31
June          1994               1.4                  3.35
September     1994              25.3                  5.32
December      1994               4.4                  5.38
March         1995              55.7                  5.97
June          1995              41.6                  6.44

After the RAL program expanded in the Spring of 1993, Management recognized that it would have to begin during the third quarter to purchase securities or bankers' acceptances that would mature during the first quarter of the following year. With rates on acceptances comparing favorably to shorter-term U. S. Treasury securities, significant purchases were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. Expecting a further expansion of the program in 1995, Management again purchased bankers' acceptances in the third and fourth quarters of 1994 to mature in early 1995. With the reduction in loans in the RAL program in 1995, some of the maturities were not needed for the intended purpose and were reinvested in bankers' acceptances in anticipation of funding the loans that would be arising out of the opening of the Ventura offices.

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

Table 8--OTHER BORROWINGS

                         Average      Average      Percentage of
Quarter Ended          Outstanding     Rate     Average Total Assets
December       1993     $29.1          2.88%          2.9%
March          1994      28.8          2.97           2.9
June           1994      30.5          3.50           3.0
September      1994      26.3          4.05           2.5
December       1994      18.3          4.63           1.8
March          1995      16.3          5.47           1.6
June           1995      28.1          5.69           2.7

Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 9 shows trust income over the last seven quarters (in thousands).

Table 9--TRUST INCOME

Quarter Ended             Trust Income
December      1993          $1,706
March         1994          1,781
June          1994          1,510
September     1994          1,548
December      1994          1,611
March         1995          1,765
June          1995          1,590

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

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of non-interest operating income other than trust fees are shown in Table 10 for the last seven quarters (in thousands).

Table 10--OTHER INCOME                    Other Service
                  Service Charges          Charges,
                    on Deposit           Commissions               Other
Quarter Ended        Accounts              & Fees                  Income
December    1993     $  713                $1,012                   $334
March       1994        724                   791                    145
June        1994        746                 1,249                    149
September   1994        752                 1,023                    121
December    1994        961                 1,013                    152
March       1995      1,044                 2,468                     78
June        1995      1,072                 1,143                    113

In the fourth quarter of 1994 the Company revised its schedule to increase most fees . The effect of the change is seen in the increase in the amount of service charges on deposit accounts in that quarter and the first two quarters of 1995.

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

Table 11--STAFF EXPENSE

                           Salary and                Profit Sharing and
Quarter Ended           Other Compensation        Other Employee Benefits
December    1993             $4,010                       $  787
March       1994              4,096                        1,353
June        1994              4,281                        1,246
September   1994              4,090                        1,205
December    1994              3,834                        1,045
March       1995              4,780                        1,405
June        1995              4,422                        1,015

Staff expense increased in the first quarter of 1995 for several reasons. First, the Company began hiring staff for the three Ventura offices that have been opened. They were hired with enough lead time before the openings to provide training and familiarization with the Company. Second, as mentioned above, the Company has hired a number of new staff in the areas of lending and credit administration and in loan review to more closely monitor credit quality. Thirdly, staff has been added in the Trust and Investment Services Division to sell and manage several new products offered in this area. Lastly, all officers have their annual salary review in the first quarter with merit increases effective on March 1. These increases averaged 4% this year.

Salary and other compensation decreased in the second quarter of 1995. The Board of Directors has established an incentive bonus plan for officers. The amount of the pool from which bonuses are paid is set based on net income. The bonuses are paid in the following year, but are accrued in the year to which they relate. The amount accrued is based on projected net income for the year. Management's 1995 mid-year revised forecast projects net income at an amount less than originally projected and the accrual amount was therefore reduced during the second quarter.

The amounts shown for Profit Sharing and Other Employee Benefits include
(1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) workers' compensation insurance. The amount for the fourth quarter of 1993 was unusually low. The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. The Company begins each year accruing an amount based on its forecast of the base figure. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it previously had been. The Company had been accruing for these contributions during the first three quarters of 1993 with the assumption of a more normal ratio of actual net charge-offs to provision and therefore needed to adjust the accrual in the fourth quarter. In 1994 and 1995, the Company adjusted its accrual in the second quarter of each year as the base figure proved lower than originally forecast.

The second factor explaining the increase in profit sharing and other employee benefits in the first quarter of 1995 relates to payroll taxes. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore the payroll taxes relating to the bonuses for the prior year are all charged as expense in the first quarter of the current year, accounting for a portion (approximately $57,000) of the increase from the fourth quarter of 1994 to the first quarter of 1995. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

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

Other Operating Expenses

Table 12 shows other operating expenses over the last seven quarters (in thousands).

Table 12--OTHER OPERATING EXPENSE

                  Occupancy Expense      Furniture &          Other
Quarter Ended      Bank Premises          Equipment          Expense
December    1993     $  817                 $539             $3,459
March       1994        787                  488              3,096
June        1994        855                  511              3,144
September   1994        935                  614              2,867
December    1994        950                  634              3,745
March       1995      1,011                  645              4,198
June        1995      1,003                  640              3,611

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


  Table 13-OTHER EXPENSE
                                   Six-Month Periods  Three-Month Periods
                                       Ended June 30       Ended June 30
                                      1995     1994       1995     1994
  FDIC and State assessments        $1,038   $1,040     $  510   $  520
  Professional services                385      362        200      166
  RAL processing and incentive fees    100      323       (150)      --
  Supplies and sundries                311      300        143      152
  Postage and freight                  365      318        145      142
  Marketing                            804      489        637      353
  Bankcard processing                  708      799        360      381
  Credit bureau                        493       28         50       17
  Telephone and wire expense           479      174        170       86
  Charities and contributions          216      128         74       65
  Software expense                     415      359        212      184
  Operating losses                     219        8         18       11
  Other                              2,275    1,910      1,242    1,067
    Total                           $7,808   $6,238     $3,611   $3,144

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. The annual rate has ranged from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate has been $0.23 per hundred. As deposits increased, this expense increased as well. The FDIC recently announced that it would decrease the rates paid by well-capitalized banks to $0.04 per hundred dollars. The effective date of this change and the amount of the premium that will be refunded to the Company is not yet determined. Management assumes that the Company will be charged at the $0.04 per hundred dollar rate and estimates that the change will reduce expense for the whole 1995 by at least $1 million compared to what it would have been at the current rate.

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

The Company became aware in the first quarter of 1995 that it may have some responsibility for a large loss suffered by one of its customers because of the failure of a Company employee to question the actions of one of the customer's employees. The Company has accrued an an estimate ($150,000) of the amount it is likely to have to reimburse the customer. It is included in other operating losses.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume of loans and the collectibility of the loans made through them. As of March 31, 1995, the Company had estimated that it would be obligated for $250,000 in such payments. With the reduced volume and the lower collectibility, the Company estimated it would be obligated for only $100,000, and a portion of the earlier estimate was reversed.

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

The negative amount in the income statement for this expense category for the first half of 1994 reflects approximately $907,000 in net gains arising out of sales less approximately $327,000 in operating expenses and writedowns. The gains arose from the sale of the final four units of a condominium project on which the Company foreclosed in 1993. The Company had made a very conservative estimate of the market value of these units at the time of foreclosure because of the slow pace of sales of the units before foreclosure. With the local residential real estate market showing increased strength, and with some initial sales to demonstrate that the prices were not going to be reduced further, the Company was able to sell the units at prices higher than the conservative estimate. Some gains from sale were also recognized in the final quarter of 1993.

As disclosed in Note 7 to the financial statements, the Company had $1.1 million in OREO as of June 30, 1995. This compares with $856,000 million as of a year earlier. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

Table 14--LIQUIDITY COMPUTATION COMPONENTS
(in thousands of $)
Short-term,                   Volatile,                        Net Loans and Long-
Liquid Assets:                Large Liabilities:               term Investments:
Fixed rate debt               Time deposits 100+     $ 71,028  Net loans    $526,718
 with maturity                Repurchase agreements            Long-term
 less than 1 year  $ 75,070    and Federal funds               securities    256,206
Treasury securities            purchased               33,239
 with 1-2 year                Other borrowed funds      1,210
 maturities          32,003
Federal funds        60,000
Bankers'
 acceptances         29,722

Total              $196,795   Total                  $105,477     Total     $782,924


As of June 30, 1995, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $91 million and the liquidity ratio was 11.52%, using the balances (in thousands) in Table 14.

The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. The current liquidity amount exceeds the range that the Company is trying to maintain -- from positive $75 million to negative $25 million. Too high a liquidity amount or ratio generally results in reduced earnings because the short-term, liquid assets often have lower interest rates. If liquidity is too low, earnings are reduced by the cost to borrow funds or because of lost opportunities. Some purchases of taxable securities are planned for the third quarter of 1995 but they will have maturities less than two years and so will not reduce the liquidity ratio. The Company is also making small purchases of municipal securities for their tax advantages, but these are unlikely to be in an amount that will significantly lower the liquidity ratio.

Securities from both the liquidity and earnings portfolios are included in the balances for short-term liquid assets in Table 14. The inclusion of securities from the earnings portfolio is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning.

Capital Resources

Table 15 presents a comparison of several important amounts and ratios for the second quarters of 1995 and 1994 (dollars in thousands).

  Table 15-CAPITAL RATIOS   2nd Quarter  2nd Quarter
                                1995        1994         Change
  Amounts:
    Net Income              $    2,293  $    3,177       $   (884)
    Average Total Assets     1,038,595   1,011,108         27,487
    Average Equity              97,749      89,155          8,594
  Ratios:
    Equity Capital to
      Total Assets (Period-end)  9.14%       8.78%          0.36%
    Annualized Return
      on Average Assets          0.88%       1.26%         (0.38%)
    Annualized Return
      on Average Equity          9.38%      14.25%         (4.87%)


Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be more variation quarter by quarter in operating earnings. Areas of uncertainty include asset quality, loan demand, RAL operations and collections, and the Ventura County expansion.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Because of the changes instituted by the IRS regarding RAL payments to the Company, the amount of these loans not repaid to the Company is higher than originally estimated. These changes have already increased operating costs over the Company's original projections and additional charge-offs are likely in the third quarter. There will be some additional initial expenses related to Ventura that will be incurred in the second quarter as well as a full quarter of operating expenses, but these should begin to be offset by additional income as loans are made and deposits received.

The FRB sets minimum capital guidelines for U. S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of June 30, 1995, the Company's risk-based capital ratio was 18.37%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of June 30, 1995, shareholders' equity was 9.14% of total assets. The Company's ratios reflect that it currently has ample capital to support the additional growth in Ventura County.

No significant commitments or reductions of capital are anticipated.

Regulation

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company is required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was last examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the FRB. The Bank has become a member bank of the Federal Reserve System and so is also primarily regulated by the FRB. Because it retained its state charter it is also regulated by the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. Each of the regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

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

[1]The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, First Quarter, 1995, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1995. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2]Checks deposited by its customers do not represent available funds on which the Company can earn interest until they have been presented to the bank on which they are drawn and the funds paid by it to the Company.

[3]As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.7 million as of June 30, 1995. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1995 would be $12.4 million as shown in the accompanying financial statements and the average yield would be 9.26%. There would also be corresponding reductions for the other quarters shown in the Table 4. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

[4]Reported in Western Bank Monitor, First Quarter, 1995.


PART II

OTHER INFORMATION

Item 1.     Legal Proceedings
               Not applicable.

Item 2.     Changes in Securities
               Not applicable.

Item 3.     Defaults Upon Senior Securities
               Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
               Not applicable.

Item 5.     Other Information:
               Not applicable.
Item 6.     Exhibits and Reports on Form 8-K
    (a)     Exhibit Index:
                                             Sequential
                                            Page Number
                                            (no pages in
     Exhibit Number     Item Description     EDGAR version)
     11                Computation of Per
                         Share Earnings

     27                Financial Data Schedule

    (b)     No reports were filed on Form 8-K

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     SANTA BARBARA BANCORP

DATE:  August 14, 1995     /s/  David W. Spainhour
     David W. Spainhour
     President
     Chief Executive Officer



DATE:  August 14, 1995     /s/  Donald Lafler
     Donald Lafler
     Vice President
     Chief Financial Officer



                                              EXHIBIT 11
                                   SANTA BARBARA BANCORP & SUBSIDIARIES
                                    COMPUTATION OF PER SHARE EARNINGS

                            For the Six-Month Periods Ended June 30,
                                 1995                     1994
                          Primary  Fully Diluted   Primary   Fully Diluted
Weighted Average
 Shares Outstanding     5,126,324    5,126,324     5,079,544    5,079,544

Weighted Average
 Options Outstanding      447,949      447,949       520,440      520,440
Anti-dilution
  adjustment (1)           (5,708)      (5,708)       (7,836)      (7,836)
Adjusted Options
  Outstanding             442,241      442,241       512,604      512,604
Equivalent Buyback
  Shares (2)             (311,384)    (300,974)     (378,665)    (356,296)
Total Equivalent
  Shares                  130,857      141,267       133,939      156,308
Adjustment for
  Non-Qualified
  Tax Benefit (3)         (53,651)     (57,919)      (54,915)     (64,086)
Weighted Average
  Equivalent Shares
  Outstanding              77,206       83,348        79,024       92,222

Weighted Average
  Shares for
  Computation           5,203,530    5,209,672     5,158,568    5,171,766


Fair Market Value (4)      $26.08       $27.00        $24.00       $25.50

Net Income             $5,269,469   $5,269,469    $6,693,924   $6,693,924

Per Share Earnings          $1.01        $1.01         $1.30        $1.29


                            For the Three-Month Periods Ended June 30,
                                 1995                     1994
                          Primary  Fully Diluted   Primary   Fully Diluted
Weighted Average
 Shares Outstanding     5,125,601    5,125,601     5,093,471    5,093,471

Weighted Average
 Options Outstanding      443,736      443,736       503,612      503,612
Anti-dilution
  adjustment (1)           (5,708)      (5,708)      (15,586)     (15,586)
Adjusted Options
  Outstanding             438,028      438,028       488,026      488,026
Equivalent Buyback
  Shares (2)             (302,311)    (298,316)     (337,507)    (337,492)
Total Equivalent
  Shares                  135,717      139,712       150,519      150,534
Adjustment for
  Non-Qualified
  Tax Benefit (3)         (55,644)     (57,282)      (61,713)     (61,719)
Weighted Average
  Equivalent Shares
  Outstanding              80,073       82,430        88,806       88,815

Weighted Average
  Shares for
  Computation           5,205,674    5,208,031     5,182,277    5,182,286


Fair Market Value (4)      $26.64       $27.00        $25.58       $25.58

Net Income             $2,292,992   $2,292,992    $3,176,769   $3,176,769

Per Share Earnings          $0.44        $0.44         $0.61        $0.61



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