Form 10-Q/A
period 1995-06-30
SANTA BARBARA BANCORP
filed 1995-09-25
CIK 357264

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

THE PURPOSE OF THIS AMENDMENT IS TO CORRECT THE DISCLOSURE OF INFORMATION IN TWO TABLES IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                           SANTA BARBARA BANCORP
                          JUNE 30, 1995 FORM 10-Q
                             TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS                    All statements
                                                  unchanged from
                                                  original filing
    Consolidated Balance Sheets
      At June 30, 1995 and December 31, 1994
    Consolidated Statements of Income
      Three months ended June 30, 1995 and 1994
      Six months ended June 30, 1995 and 1994
    Consolidated Statements of Cash Flows
      Six months ended June 30, 1995 and 1994

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results
          of Operation                              Amended

PART 2. OTHER INFORMATION
  Items 1 though 5                            Not Applicable
  Item 6                                      Unchanged from
                                              original filing

SIGNATURE

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

Table 4 ASSET QUALITY
                              June 30,      March 31,      December 31        June 30,
                               1995            1995           1994             1994
                              Company     Company        Company         Company
Loans delinquent
90 days or more                $5,111     $1,671         $1,290          $1,064
Non-accrual loans               9,143     10,651          6,326           4,380
  Total non-current loans      14,254     12,322          7,616           5,444
Foreclosed real estate          1,113        681            856           1,602
  Total non-performing assets $15,367    $13,003         $8,472          $7,046

                                                So. Cal          So. Cal         So. Cal
                                                  Peer             Peer           Peer
                               Company   Company  Group  Company  Group  Company  Group
Coverage ratio of
  allowance for loan
  losses to non-current
  loans and leases                78%       133%    95%   170%     99%    252%     98%
Ratio of non-current loans
  to total loans and leases     2.64%      2.30%  3.76%  1.52%   3.54%   1.20%   3.75%
Ratio of non-performing
  assets to average
  total assets                  1.44%      1.25%  3.28%  0.81%   3.16%   0.72%   3.25%


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

The following table classifies nonperforming loans (both 90+ days delin-quent and nonaccrual) and other potential problem loans by loan category for June 30, 1995 (amounts in thousands).

                                      Nonperforming Loans
                                   90+ days                       Potential
                                 Delinquent                        Problem
                                 Still Accruing    Nonaccrual       Loans
Loans secured by real estate:
     Construction and
          land development                0              0             0
     Agricultural                         0              0             0
     Home equity lines                    0            588            55
     1-4 family                           0          2,737         1,019
     Multi-family                         0            954             0
     Non-residential, non-farm          930          3,318         6,296
Commercial and industrial             4,177          1,510        13,243
Checking overdraft lines                  1              0             0
Other consumer loans                      0             36           293
Refund anticipation loans                 0              0         1,187
Other                                     3              0             0
Total                                 5,111          9,143        22,093

The following table provides the allocation of the allowance for the above nonperforming and potential problem loans by classification as of June 30, 1995 (amounts in thousands).

     Doubtful          3,342
     Substandard       3,998
     Special Mention     977

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

[4]Reported in Western Bank Monitor, First Quarter, 1995.
The following table provides the allocation of the allowance for all potential problem loans by classification as of June 30, 1995 (amounts in thousands)




SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



     SANTA BARBARA BANCORP



DATE:  September 6, 1995     /s/  Donald Lafler

     Donald Lafler
     Vice President
     Chief Financial Officer