Form 10-Q
period 1995-09-30
SANTA BARBARA BANCORP
filed 1995-11-14
CIK 357264

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

    Yes [X]   No  [ ]



Common Stock - As of November 7, 1995, there were 5,116,047 shares of the issuer's common stock outstanding.
Page One of Fifty-one

                                            PART 1
                                    FINANCIAL INFORMATION

                             SANTA BARBARA BANCORP & SUBSIDIARIES
                            Consolidated Balance Sheets (Unaudited)
                         (dollars in thousands except per share amount)

                                   September 30, 1995     December 31, 1994
Assets:
 Cash and due from banks                    $   48,184         $   69,630
 Federal funds sold                             70,000             15,000
     Cash and cash equivalents                 118,184             84,630
 Securities (Note 4):
   Held-to-maturity                            326,346            299,520
   Available-for-sale                           74,587             87,439
 Bankers' acceptances                           48,625             80,594
 Loans, net of allowance of $11,516 at
   September 30, 1995 and $12,911 at
   December 31, 1994 (Note 5)                  520,686            486,520
 Premises and equipment, net (Note 6)            8,330              7,391
 Accrued interest receivable                     8,052              8,130
 Other assets (Note 7)                          13,308             13,392
       Total assets                         $1,118,118         $1,067,616

Liabilities:
 Deposits:
   Demand deposits                          $  135,886         $  147,085
   NOW deposit accounts                        131,678            142,639
   Money Market deposit accounts               396,819            355,581
   Savings deposits                             92,956            113,074
   Time deposits of $100,000 or more            72,195             63,556
   Other time deposits                         148,593            134,782
     Total deposits                            978,127            956,717
 Securities sold under agreements
   to repurchase and Federal
   funds purchased                              34,482              9,487
 Other borrowed funds                            1,210              1,000
 Accrued interest payable
   and other liabilities                         5,901              6,452
     Total liabilities                       1,019,720            973,656

Shareholders' equity (Note 3):
 Common stock (no par value; $1.00
   per share stated value; 20,000
   authorized; 5,106 outstanding
   at September 30, 1995 and 5,126
   at December 31, 1994)                         5,106              5,126
 Surplus                                        39,041             39,683
 Unrealized loss on securities
     available for sale                           (314)            (1,496)
 Retained earnings                              54,565             50,647
     Total shareholders' equity                 98,398             93,960
       Total liabilities and
          shareholders' equity              $1,118,118         $1,067,616

 See accompanying notes to the consolidated condensed financial statements.

                           SANTA BARBARA BANCORP & SUBSIDIARIES
                       Consolidated Statements of Income (Unaudited)
                      (dollars in thousands except per share amounts)

                     For the Nine-Month Periods  For the Three-Month Periods
                               Ended September 30,       Ended September 30,
                                1995       1994          1995       1994
Interest income:
 Interest and fees on loans     $40,018    $35,595       $12,566    $10,825
 Interest on taxable securities  12,073     14,284         4,221      4,852
 Interest on tax-exempt
   securities                     5,302      5,267         1,727      1,844
 Interest on Federal funds sold   1,935        374         1,024        249
 Interest on bankers'
     acceptances                  2,041        626           553        339
   Total interest income         61,369     56,146        20,091     18,109
Interest expense:
 Interest on deposits:
   NOW accounts                   1,097        940           371        316
   Money Market accounts         12,198      6,801         4,377      2,976
   Savings deposits               1,805      2,366           567        737
   Time deposits of
    $100,000 or more              2,121      1,758           794        597
   Other time deposits            6,200      5,136         2,247      1,762
 Interest on securities
   sold under agreements
   to repurchase and
   Federal funds purchased          961        674           391        246
 Interest on other
      borrowed funds                 61         71            13         23
   Total interest expense        24,443     17,746         8,760      6,657
Net interest income              36,926     38,400        11,331     11,452
Provision for loan losses         8,874      5,757         3,910        750
 Net interest income after
    provision for loan losses    28,052     32,643         7,421     10,702
Other income:
 Service charges on deposits      3,172      2,222         1,056        752
 Trust fees                       5,042      4,839         1,686      1,548
 Other service charges,
   commissions and fees, net      4,740      3,064         1,130      1,023
 Securities losses (Note 4)         (22)    (1,027)            0       (414)
 Other income                       360        414           169        121
   Total other income            13,292      9,512         4,041      3,030
Other expense:
 Salaries and benefits           17,550     16,271         5,927      5,295
 Net occupancy expense            3,094      2,578         1,080        935
 Equipment expense                1,937      1,613           652        614
 Net cost (gain) from
    operating other real estate      30       (597)           46        (17)
 Other expense                    9,355      9,106         1,547      2,867
   Total other expense           31,966     28,971         9,252      9,694
Income before income taxes        9,378     13,184         2,210      4,038
Applicable income taxes           2,392      3,494           493      1,042
     Net income                 $ 6,986    $ 9,690       $ 1,717    $ 2,996


Earnings per share (Note 2)     $  1.36    $  1.90       $  0.34    $  0.59

     See accompanying notes to consolidated condensed financial statements.

                            SANTA BARBARA BANCORP & SUBSIDIARIES
                          Consolidated Statements of Cash Flows (Unaudited)
                                   (dollars in thousands)

                                       For the Nine Months Ended September
                                                    1995          1994
Cash flows from operating activities:
 Net Income                                         $  6,986      $  9,690
 Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization                        1,408         1,130
  Provision for loan losses                            8,874         5,757
  Benefit (provision) for deferred income taxes        1,329        (1,044)
  Net amortization of investment securities
   discounts and premiums                               (428)       (4,211)
  Net change in deferred loan origination and
   extension fees and costs                               87           552
  Decrease in accrued interest receivable                 78           245
  Increase in accrued interest payable                   196           150
  Increase in service fees and other
    income receivable                                 (2,242)         (600)
  Decrease in income taxes payable                         0          (229)
  Decrease in prepaid expenses                           170           383
  Increase (decrease) in accrued expenses             (1,739)          484
  Other operating activities                           1,635            86
   Net cash provided by operating activities          16,354        12,393
Cash flows from investing activities:
  Proceeds from sale of securities:
   Available-for-sale                                      0        91,569
  Proceeds from call or maturity of securities:
   Available-for-sale                                 36,743       134,425
   Held-to-maturity                                   10,081         2,577
  Purchase of securities:
   Available-for-sale                                (52,577)     (177,386)
   Held-to-maturity                                   (5,324)      (98,513)
  Proceeds from maturity of bankers' acceptances     108,470        62,970
  Purchase of bankers' acceptances                   (77,440)      (55,693)
  Net increase in loans made to customers            (43,349)      (19,788)
  Disposition of property from defaulted loans           294         3,024
  Purchase or investment in
       premises and equipment                         (2,369)       (1,822)
   Net cash provided by (used in)
   investing activities                              (25,471)      (58,637)
Cash flows from financing activities:
  Net increase in deposits                            21,410        57,428
  Net increase (decrease) in borrowings with
   maturities of 90 days or less                      24,995          (190)
  Proceeds from issuance of common stock                 204           722
  Payments to retire common stock                       (866)            0
  Dividends paid                                      (3,072)       (2,853)
   Net cash provided by financing activities          42,671        55,107
 Net increase in cash and cash equivalents            33,554         8,863
 Cash and cash equivalents at beginning of period     84,630        50,946
 Cash and cash equivalents at end of period         $118,184      $ 59,809

Supplemental disclosure:
 Cash paid during the six months ended:
  Interest                                          $ 24,248      $ 17,596
  Income taxes                                      $  3,110      $  4,882

    See accompanying notes to consolidated condensed financial statements

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1995
(Unaudited)

1.     Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.     Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the nine- and three-month periods ended September 30, 1995 and 1994, the weighted average shares outstanding were as follows:

                           Nine-Month Periods       Three-Month Periods
                          Ended September 30,       Ended September 30,
                          1995         1994          1995          1994
Weighted average
shares outstanding     5,119,239     5,089,466     5,105,301     5,108,987

3.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1994 have been reclassified to be consistent with the reporting for 1995.

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

The Company has reclassified a few U. S. Agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $255,000, is the reason that the separate component of capital exceeds the net unrealized losses related to the securities classified as "available-for-sale."

During the third quarter of 1995, the Bank became a member of the Federal Reserve System. As a member, it is required to purchase stock in the Federal Reserve Bank equal to a percentage of the Bank's capital. By regulation, this stock is classified as available-for-sale, but it has no market value other than it's purchase price. Therefore, it is shown on a separate line in the next table.

Book and market values of securities are as follows:

(in thousands)                             Gross       Gross      Estimated
                               Amortized   Unrealized  Unrealized  Market
                               Cost        Gains       Losses      Value
September 30, 1995:
Held-to-maturity:
   U.S. Treasury
   obligations                 $195,681   $   656     $ (2,382)   $193,955
   U.S. Agency
   obligations                   44,215       496         (239)     44,472
   State and municipal
   securities                    86,450    13,352          (98)     99,704
                                326,346    14,504       (2,719)    338,131
Available-for-sale:
   U.S. Treasury
   obligations                   28,931       166          (68)     29,029
   U.S. Agency
   obligations                   45,068        14          (12)     45,070
                                 73,999       180          (80)     74,099
   Equity Securities                488         0            0         488
                                 74,487       180          (80)     74,587
                               $400,833   $14,684     $ (2,799)   $412,718

December 31, 1994:
Held-to-maturity:
   U.S. Treasury
   obligations                 $195,354   $    69     $(12,189)   $183,234
   U.S. Agency
    obligations                  14,654         0         (999)     13,655
   State and municipal
   securities                    89,512     9,727       (1,477)     97,762
                                299,520     9,796      (14,665)    294,651
Available-for-sale:
   U.S. Treasury
    obligations                  48,812        12         (685)     48,139
   U.S. Agency
   obligations                   41,024         0       (1,724)     39,300
                                 89,836        12       (2,409)     87,439
                               $389,356   $ 9,808     $(17,074)   $382,090

The Company does not expect to realize any significant amount of the unrealized gains shown above for the held-to-maturity securities unless the securities are called prior to maturity. The Company does not expect to realize any of the unrealized losses related to the securities in the held-to-maturity portfolio because it is the Company's intent to hold them to maturity. At that time the par value will be received. Losses may be realized on securities in the available-for-sale portfolio.

(in thousands)                  Held-to-    Available-
                                Maturity    for-Sale      Total
September 30, 1995:
Amortized cost:
  In one year
  or less                       $  41,326   $ 69,021    $ 110,347
  After one year
  through five years              232,148      4,978      237,126
  After five years
  through ten years                27,283          0       27,283
  After ten years                  25,589          0       25,589
                                  326,346     73,999      400,345
  Equity Securities                     0        488          488
                                $ 326,346   $ 74,487    $ 400,833
Estimated market value:
  In one year
  or less                       $  41,646   $ 68,955    $ 110,601
  After one year
  through five years              234,378      5,144      239,522
  After five years
  through ten years                34,856          0       34,856
  After ten years                  27,251          0       27,251
                                  338,131     74,099      412,230
  Equity Securities                     0        488          488
                                $ 338,131   $ 74,587    $ 412,718

December 31, 1994:
Amortized cost:
  In one year
  or less                       $  17,220   $ 33,992    $  51,212
  After one year
  through five years              225,648     55,844      281,492
  After five years
  through ten years                35,798          0       35,798
  After ten years                  20,854          0       20,854
                                $ 299,520   $ 89,836    $ 389,356
Estimated market value:
  In one year
  or less                       $  17,694   $ 33,816    $  51,510
  After one year
  through five years              214,105     53,623      267,728
  After five years
  through ten years                43,063          0       43,063
  After ten years                  19,789          0       19,789
                                $ 294,651   $ 87,439    $ 382,090

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.     Loans

The balances in the various loan categories are as follows:

(in thousands)                    September 30, 1995    December 31, 1994
Real estate:
  Residential                          $134,127            $108,923
  Non-residential                       172,034             145,928
  Construction                           19,186              26,695
Commercial loans                        135,258             148,396
Home equity loans                        35,349              32,573
Consumer loans                           26,969              27,319
Municipal tax-exempt obligations          7,602               7,831
Other loans                               1,677               1,766
  Total loans                          $532,202            $499,431


The loan balances at September 30, 1995 and December 31, 1994, are net of approximately $2,124,000 and $2,038,000 respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

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

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and which are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Not all types of loans are covered by the provisions of these statements. Loans of these types may be classified as nonaccrual because of concern for collectibility, but not be reported as impaired.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) by the loan's observable market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses information about the impaired loans and the allowance related to them ($ in millions) as of September 30, 1995.

Loans identified as impaired                $20.3
Impaired loans for which a valuation
     allowance has been determined          $19.7
Impaired loans for which no valuation
     allowance was determined necessary      $0.6
Amount of valuation allowance                $5.8

The average amounts of the recorded investment in impaired loans for the three and nine month periods ended September 30, 1995 were approximately $23.8 million and $25.1 million, respectively.

Approximately $412,000 and $1,145,000 in interest was collected from impaired loans in the three and nine month periods ended September 30, 1995, respectively.

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

Loans that are deemed to be uncollectible, whether or not covered by the provisions of the statements, are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.



The valuation allowance for impaired loans is included with the general allowance for loan losses of $5.7 million to total the $11.5 million reported on the balance sheet for September 30, 1995 which these notes accompany and in the statement of changes in the allowance account below
($ in thousands).

Balance, December 31, 1994                                $12,911
Provision for tax refund anticipation loans                 2,863
Tax refund loan losses charged to allowance                (4,402)
Tax refund loan recoveries credited to allowance              251
Provision for loan losses                                   6,011
Loan losses charged to allowance                           (6,727)
Loan recoveries credited to allowance                         609
Balance, September 30, 1995                               $11,516

6.     Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the esti-mated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $525 and $431 for the three-month periods ended September 30, 1995 and 1994, respectively, and $1,408 and $1,130 for the nine-month periods ended September 30, 1995 and 1994, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)               September 30, 1995                December 31, 1994
                              Accumulated    Net Book           Accumulated     Net Book
                        Cost  Depreciation   Value        Cost  Depreciation    Value
Land and buildings     $ 5,614   $ 2,924     $ 2,690      $ 5,576  $ 2,793      $ 2,783
Leasehold improvements   6,233     3,808       2,425        5,369    3,481        1,888
Furniture and equipment 12,591     9,376       3,215       11,167    8,447        2,720
    Total              $24,438   $16,108     $ 8,330      $22,112  $14,721      $ 7,391


7.     Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of September 30, 1995, and December 31, 1994, the Company had $1,021,000 and $856,000, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net income for the third quarter of 1995 is lower than net income for the same quarter of last year, and the year to date net income at September is also lower than for the first three quarters of 1994. The reasons for this are explained in detail in throughout this discussion. In brief, they include
(1) a narrower spread between interest income and interest expense for core products, (2) an increase in non-interest expense related to the three major initiatives begun by the Company to regain its former rate of growth in net income--entry into the Ventura County market, enhanced credit support and administration, and additional sales and investment management staff for the Trust and Investment Services Division, and (3) a much larger provision for loan loss. The year to date comparison is impacted by the same factors plus an increase in expenses incurred in the refund anticipation loan program.

Business

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank and Trust (the "Bank"). The Bank is a state-chartered commercial bank which has just become a member of the Federal Reserve Bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is SBBT Service Corporation ("ServiceCorp"). ServiceCorp provides correspondent banking services such as check processing to other financial institutions on the Central Coast of California. All references to "the Company" below apply to the Company and its subsidiaries.

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

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects as interest rates change. Average market interest rates increased during most of 1994 as the Federal Reserve Board ("the Fed") raised short-term rates in an effort to temper economic recovery. This had the impact of raising the average rates earned and paid on short-term assets and liabilities. Short-term rates then declined slightly through the second quarter of 1995 while long-term rates declined more significantly. The decreases are not yet apparent in the deposit rates reported in Table 2, but can be seen in the loan rates in Table 3 and in securities in Table 6. These impacts illustrate the risks associated with changes in interest rates.

The primary risk is "market risk;" that is, the market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security just issued. This is because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise (because their rate would be less than the new higher rate) and a more costly obligation when interest rates decline (because their rate would be more than the new lower rate). However, most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets and so there is less fluctuation in market value from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to "market risk" is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While virtually all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities, because if it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would decline significantly.

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if a financial institution uses the proceeds from shorter-term deposits to purchase longer-term assets or fund longer-term loans. If interest rates rise significantly, the interest that must be paid on the deposits will exceed the interest earned on the assets.

The Company controls mismatch risk by attempting to roughly match the maturi-ties and repricing opportunities of assets and liabilities. For example, if the interest rates start to decrease, the Company's variable loans will be repriced at lower rates and the proceeds from securities that mature in the near future will be reinvested at lower rates. If the Company is well matched, it should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans and securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the next three months. This is the most critical pe-riod because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period -- and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. From quarter to quarter, the gap for the first period varies between positive and negative. As of September 30, 1995, the gap for this first period is a negative 10.70%, just beyond the target range. At the end of the second quarter of 1995 and at the end the third quarter of 1994, the gaps were also negative at 4.01% and 10.07% of assets, respectively. The change from last quarter is due to the reinvestment of some maturing securities and an increase in the transaction deposit accounts.

The impact of a negative gap in the first period is mitigated by the similarly sized positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced to offset the negative impact of rising rates.

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


<CAPION>
Table 1-INTEREST RATE SENSITIVITY
                                                After three  After six    After one              Non-interest
As of September 30, 1995            Within       months       months      year but               bearing or
(in thousands)                       three      but within  but within     within    After five  non-repricing
                                    months        six        one year      five       years       items          Total
Assets:
Loans                            $  287,492    $100,419   $   44,862    $ 60,095   $  29,560   $   9,774    $  532,202
Cash and due from banks                   0           0            0           0           0      48,184        48,184
Federal Funds                        70,000           0            0           0           0           0        70,000
Securities:
  Held-to-maturity                    1,645      14,771       24,911     232,150      52,869           0       326,346
  Available-for-sale                  3,991      29,934       35,030       5,144           0         488        74,587
Bankers' acceptances                  9,938      38,687            0           0           0           0        48,625
Other assets                              0           0            0           0           0      18,174        18,174
Total assets                        373,066     183,811      104,803     297,389      82,429      76,620     1,118,118

Liabilities and shareholders'
     equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased         34,482           0            0           0           0           0        34,482
  Other borrowings                    1,210           0            0           0           0           0         1,210
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts            387,006           0      234,447           0           0           0       621,453
  Time deposits                      70,050      40,877       46,507      62,924         430           0       220,788
Demand deposits                           0           0            0           0           0     135,886       135,886
Other liabilities                         0           0            0           0           0       5,901         5,901
Shareholders' equity                      0           0            0           0           0      98,398        98,398
Total liabilities and
  shareholders' equity              492,748      40,877      280,954      62,924         430     240,185    $1,118,118
Interest rate-
  sensitivity gap                $ (119,682)   $142,934   $ (176,151)   $234,465   $  81,999   $(163,565)
Gap as a percentage of
  total assets                       (10.70%)     12.78%     (15.75%)      20.97%       7.33%    (14.63%)
Cumulative interest
  rate-sensitivity gap           $ (119,682)   $ 23,252   $ (152,899)   $ 81,566   $ 163,565
Cumulative gap as a
  percentage of total assets         (10.70%)      2.08%     (13.67%)      7.29%      14.63%

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

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.4% of its assets during the first three quarters of 1995. This compares with an average of 85.1% for all FDIC-Insured Commercial Banks and 89.3% for the Company's Southern California peers for the first half of 1995 [Footnote 1]. Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means: (1) loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up; (2) the Company avoids tying up funds that could be earning interest by leasing most of its facilities under long-term contracts rather than owning them; (3) the Company has aggressively disposed of real estate obtained as the result of foreclosure; and (4) the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allow it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $98.3 million more assets earning interest during the first three quarters of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

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

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last seven quarters (dollars in millions). As shown both in the preceding chart and in Table 2, average deposits for the third quarter of 1995 have increased 5.3% from aver-age deposits a year ago. Most of this growth (3.9%) in average deposits has come from the Ventura County offices. It would be unexpected for the Santa Barbara offices to experience significant growth when they have already captured almost 30% of the market.

Table 2-AVERAGE DEPOSITS AND RATES
1994                       1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
NOW/MMDA                  $371.2  2.09%  $407.0  2.50%  $446.5  2.93%   $481.0  3.25%
Savings                    149.4  2.25    142.9  2.25    130.4  2.24     118.7  2.23
Time deposits 100+          72.3  3.35     63.2  3.57     61.0  3.88      58.4  4.13
Other time deposits        155.1  4.35    153.7  4.47    151.0  4.63     145.1  4.90
  Total interest-bearing
      deposits             748.0  2.72%   766.8  2.95%   788.9  3.21%    803.2  3.46%
Non-interest-bearing       117.5          118.6          119.1           123.0
  Total deposits          $865.5         $885.4         $908.0          $926.2
1995                       1st Quarter    2nd Quarter    3rd Quarter
NOW/MMDA                  $480.1  3.58%  $470.5  3.67%  $512.7  3.67%
Savings                    108.6  2.39    100.7  2.38     95.0  2.36
Time deposits 100+          53.8  4.58     56.7  5.10     59.3  5.26
Other time deposits        144.9  5.24    151.6  5.50    158.2  5.65
  Total interest-bearing
      deposits             787.4  3.79%   779.5  3.96%   825.2  4.02%
Non-interest-bearing       135.5          126.3          130.6
  Total deposits          $922.9         $905.8         $955.8

The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to raise deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts are those products which the institution can reprice at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and therefore reprice during the quarter will bear the new rate.

During 1994, as market interest rates were rising, most banks, including the Company, raised interest rates paid on their administered rate transaction accounts only minimally, but by late 1994, competitive pressures required increases in the rates paid on all deposit types. It is therefore consistent with expectations that average rate on the time deposits would increase to a lesser degree during late 1994 and the first half of 1995 than the NOW/MMDA transaction accounts. As interest rates stabilized and then decreased in 1995, the interest paid on administered rate accounts was immediately impacted, while the average rate on time deposit accounts continued to increase as deposits were opened or rolled over at higher rates than had been in effect a year earlier.

The growth trends of the individual types of deposits are primarily impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the third quarter of 1994, the primary growth in deposits during the last four quarters came in the interest-bearing transaction accounts ("NOW/MMDA"). Included within this category is the Company's "Personal Money Master Account." In 1990, when first introduced, the account had its rate tied to the 3-month Treasury bill. Popular because of the then high interest rates, the account again garnered a large influx of deposits in 1994 as the rate on the 3-month bills soared. The monthly average balance of these accounts had increased $110.4 million or 152% from December 1993 to October 1994. In November 1994 the Company changed the account to an administered rate account and lowered the rate. The rate paid on the account still remains attractive and the average balance has increased to $223 million.


Approximately $11.1 million of the average balance for demand deposits in the first quarter of 1994 and $15.6 in the first quarter of 1995 relates to outstanding checks from the tax refund anticipation loan program. There is relatively little effect from these checks in other quarters. New deposits in the Ventura offices accounts for $7.7 million of the $11.5 million increase in demand deposits from the third quarter of 1994 to the third quarter of 1995.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are three primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low during the recession in the California economy. With less need for funds to lend, the Company has been reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread between the cost of these funds and the earnings on their uses are small. Therefore the premium offered on these large deposits has been small. Second, the time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, they reprice more frequently. In a declining interest rate environment, that means that their average rate paid will decline faster, and in a rising rate environment they will rise faster. While the average rate paid on the smaller time deposits has remained greater than on the larger deposits over the last four quarters, the difference contracted from 100 basis points to 40 basis points in the second quarter of 1995, reflecting a general trend of increasing rates during 1994. The difference remained the same in the third quarter of 1995 as the second quarter as rates began to stabilize. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

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

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields [Footnote 2] over the last eight quarters (dollars in millions).

Table 3-LOAN BALANCES AND YIELDS
                        EOP        Average     Interest    Average
Quarter Ended       Outstanding  Outstanding   and Fees      Yield
December     1993     $ 464.2     $ 457.7       $ 10.4      9.00%
March        1994     $ 469.5     $ 488.6       $ 14.2     11.73%
June         1994     $ 464.9     $ 465.6       $ 10.8      9.24%
September    1994     $ 480.2     $ 474.1       $ 10.9      9.15%
December     1994     $ 499.4     $ 486.3       $ 11.3      9.25%
March        1995     $ 534.9     $ 525.5       $ 15.1     11.58%
June         1995     $ 541.0     $ 537.8       $ 12.5      9.31%
September    1995     $ 532.2     $ 536.0       $ 12.6      9.40%

Change in Average Loan Balances

The Company has increased its residential real estate loans by $38 million or 40% in the last year. Most of this increase is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. As the teaser rate periods expire and with current rates higher than when most of these loans were made, the yield should increase. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market and interest rate risks and liquidity.

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

Through April of 1995, the Company had lent just over $75.5 million to about 75,600 taxpayers. Eliminating the average balance of these loans ($11.6 million) from the above table would show average loans of other types for the first quarter of 1995 of $513.9, continuing a steady increase in the average balance since the second quarter of 1994.

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

The yields shown in Table 3 for the first quarters of 1994 and 1995 are significantly affected by the fees earned in the RAL program which are reported as interest income. Average yields for the two quarters without the effect of RAL's were 8.67% and 9.27%, respectively.

The fee charged on each RAL was increased in 1995 to cover the greater credit risk and the additional expenses associated with credit checks on taxpayers which had not been necessary in previous years. However, the lower level of activity resulted in $3.3 million in fees from RAL's for 1995 compared to $4.7 million in fees in 1994. As described in the section below titled "Other Operating Income," $1.6 million in other fees related to the RAL program were earned during 1995.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in millions)                              September 30,     September 30,
                                               1995               1994

Credit lines with unused balances             $122.4             $120.6
Undisbursed loans                              $16.6              $10.5
Other loan or letter of credit commitments     $66.8              $34.3

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

The Company has established maximum loan amount to collateral value ratios for construction and development loans ranging from 65% to 90% depending on the type of project. There are no specific loan to value ratios for other commercial, industrial, agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum loan to collateral ratios based on the loan amount, the nature of the collateral, and other factors.

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

Allowance for Loan Losses and Credit Quality

The allowance for loan losses (sometimes called a "reserve") is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the loan portfolio, including those not yet identified. The adequacy of this general allowance is based on the size of the loan portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual loans and Management's outlook for the local and national economies and how they might affect borrowers. In addition, Statements of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

A trend of increasing non-performing loans began in late 1994. The Company focused more efforts on monitoring these loans, but with continued slow economic recovery in California, the number of delinquent loans continued to increase. At the end of 1994, two specific steps were taken to reverse the trend of increase in non-current loans. First, Management strengthened the credit review, analysis, and administrative functions by hiring additional professional staff. Second, Management established a Special Assets Committee to give increased attention to the larger problem loans. The new staff and the committee have aggressively pursued collection plans with customers that have resources to repay at least some portion of their loans and have acknowledged uncollectibility and charged-off other loans. These efforts are still continuing. In addition to the remaining $0.8 million in RAL's that were charged-off in the quarter, $2.6 million in other loans were charged-off in the third quarter of 1995. The collections and charge-offs have reduced the ratio of non-current loans to total loans.

The Company continues its exhaustive review of the credit quality in the various loan portfolios. It increased the provision for loan loss (bad debt expense) to $3.9 million for the quarter compared to $750,000 for the third quarter of 1994. The year-to-date total for 1995 is $8.8 million compared to $5.8 million for the first nine months of 1994. The substantial provision in the third quarter of 1995 less net charge-offs of $3.5 million increased the allowance for loan loss by $421,000 from the end of the previous quarter.

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the third quarter of 1995, at the end of the prior two quarters and at the end of the same quarter a year ago (in thousands). Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Also included in the table in boldface is comparable data [Footnote 3] regarding the Company's Southern California peers for the three earlier quarters.

One large relationship consisting of a number of individual loans was recognized as impaired and placed on non-accrual status during the first quarter of 1995. This relationship accounts for $4.0 million of the $9.1 million in non-accrual loans as of June 30, 1995. The Company has charged-off all or portions of the loans that it deems uncollectible.


Table 4-ASSET QUALITY
                          September 30,       June 30,        March 31,      September 30,
                               1995            1995             1995             1994
                              Company        Company          Company          Company
Loans delinquent
90 days or more                 $     535     $  5,112           $  1,671         $ 1,379
Non-accrual loans                  10,588        9,146             10,650           3,328
  Total non-current loans          11,123       14,258             12,321           4,707
Foreclosed real estate              1,021        1,113                681           1,397
 Total non-performing assets    $  12,144     $ 15,371           $ 13,002         $ 6,104

                                               June 30,            March 31,          Sept. 30,
                                               1995                1995               1994
                         Sept. 30,   June 30,  So. Cal  March 31,  So. Cal  March 31, So. Cal
                         1995        1995      Peer     1995       Peer     1995      Peer
                         Company     Company   Group    Company    Group    Company   Group
Coverage ratio
 of allowance
 for loan losses
 to non-current
 loans and leases        104%        78%       102%     133%       95%      267%      99%
Ratio of non-current
 loans
 to total loans
 and leases              2.09%       2.64%     3.29%    2.30%      3.76%    0.98%     3.59%
Ratio of
non-performing
 assets to average
 total assets            1.11%       1.44%     3.04%    1.25%      3.28%    0.59%     2.97%

The September 30, 1995 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate. As the on-going cycle of periodic reviews continues and additional information becomes available, Management will provide for additional allowance to address new possible losses identified. However, Management does not anticipate the need to provide additional allowance in an amount comparable to the provision in the third quarter of 1995.

Table 5 classifies non-performing loans and all potential problem loans including non-performing loans by loan category for September 30, 1995 (amounts in thousands).

Table 5--NON-PERFORMING AND POTENTIAL PROBLEM LOANS

                                                 All Potential
                              Non-performing     Problem Loans
                                 Loans     (including non-performing)
Loans secured by real estate:
     Construction and
          land development      $    --             $    --
     Agricultural                    --                 136
     Home equity lines              588                 588
     1-4 family mortgage          4,622               6,608
     Multi-family                   704               1,794
     Non-residential, non-farm    2,430              13,654
Commercial and industrial         2,703               5,043
Checking overdraft lines             --                   5
Other consumer loans                  9                  91
Other                                67                  67
          Total                 $11,123             $27,986

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 1995 (amounts in thousands)

     Doubtful            $2,820
     Substandard         $3,139
     Special Mention     $1,000

The total of the above numbers is less than the total allowance because some of the allowance is allocated to loans which are not regarded as potential problem loans, and some is not allocated but instead is provided to potential losses in any classification that have not yet been identified.

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

The classification of securities is required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The issuer of SFAS 115, the Financial Accounting Standards Board, has announced that it will permit holders of securities covered by the statement a one-time opportunity to move securities from the "held-to-maturity" classification to "available-for-sale" without calling into question the holders intent to hold the remaining securities until maturity. Management is reviewing the securities classified as held-to-maturity to decide if it would be advantageous to reclassify any. Reclassifications must be completed before the end of the year and will be reported in the Company's annual report.

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

Table 6-AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

        1994   1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
 U.S. Treasury $305.4   5.28%   $355.6   5.30%   $309.4   5.38%  $259.5   5.55%
 U.S. Agency     20.8   4.61      45.9   4.55      55.8   4.71     55.7   4.78
 Tax-Exempt      78.0  13.49      79.9  13.44      86.8  13.14     90.0  13.49
   Total       $404.2   6.83%   $481.4   6.58%   $452.0   6.79%  $405.2   7.21%

        1995   1st Quarter      2nd Quarter      3rd Quarter
 U.S. Treasury $236.7   5.63%   $226.8   5.60%   $224.5   5.57%
 U.S. Agency     55.6   4.86      54.8   5.25      77.0   5.51
 Tax-Exempt      87.6  12.99      84.0  12.69      84.8  12.52
   Total       $379.9   7.22%   $365.6   7.18%   $386.3   7.08%

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

Included with the balances shown for U.S. Agency securities that are being held to maturity are four structured notes with a combined book value of $34.4 million. They are a type of security known as step bonds. They were issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. None of the notes purchased has been called and two have reached their final steps at 4.50% and 6.61%. The other two notes have some remaining steps with call dates every 6 months. The first has a current rate of 5.15% with future rates of 6.15% and 7.15%. The second has a current rate of 4.50% with future rates of 5.00%, 6.00%, and 7.00%. Only the interest rate on these notes is contingent, all principal is paid at maturity unless at a sooner call date. There is no circumstance under which the interest rates will decline. The current interest rate for notes of comparable maturity with no call or steps is slightly above the current rates so there are small unrealized losses for these notes.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the decline in longer-term interest rates that has occurred during 1995. While there were no maturities or purchases of U.S. Treasury securities in the earnings or held-to-maturity portfolio during 1995, the market value increased by $10.7 million while the book value increased only $327,000 from the accretion of discount. The market value of the municipal securities (of which there were several purchases and calls) also increased in market value from 109% of book value to 115%.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals, is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U. S. Treasury securities or bankers' accep-tances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 7 illustrates the average funds sold position of the Company and the average yields over the last eight quarters (dollars in millions).

Table 7--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                              Average       Average
Quarter Ended               Outstanding      Yield

December   1993               $21.8          2.97%
March      1994                 4.9          3.20
June       1994                 8.7          3.95
September  1994                22.1          4.47
December   1994                30.8          5.13
March      1995                23.8          5.69
June       1995                38.5          6.01
September  1995                69.8          5.82

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

The average balances sold into the market have been greater in 1995 than in the comparable quarters of 1994 for several reasons. The first is that the smaller RAL program required less funds, so the Company had greater liquidity. Secondly, other loan demand, a potential use of the funds, has not kept up with the growth in deposits and maturing securities. Thirdly, the current partially inverted yield curve has meant that the yield on Federal funds could be matched with Treasury securities only if notes with at least 3 or 4 years to maturity were purchased. At present, Management is uncomfortable assuming the interest rate risk inherent in that maturity range.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to 6-month U. S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U. S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last eight quarters (dollars in millions).

Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                     Average               Average
Quarter Ended      Outstanding               Yield

December  1993     $   60.8                  3.32%
March     1994         33.7                  3.31%
June      1994          1.4                  3.35
September 1994         25.3                  5.32
December  1994         64.4                  5.38
March     1995         55.7                  5.97
June      1995         41.6                  6.44
September 1995         35.9                  6.11

With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of cash flows. After the 1993 tax season, Management recognized that it would have to begin taking steps to ensure that sufficient cash flows would be available during the first quarter of the following year to fund the RAL program. With rates on acceptances comparing favorably to shorter-term U. S. Treasury securities, significant purchases of bankers' acceptances were made beginning late in the third quarter of 1993. When they matured, the proceeds were used as planned to fund the RAL program. Expecting a further expansion of the program in 1995, Management again purchased bankers' acceptances in the third and fourth quarters of 1994 to mature in early 1995. With the reduction in the amount of loans in the RAL program in 1995, some of the maturing acceptances were not needed for the intended purpose and were reinvested in additional bankers' acceptances if available. This accounts for the higher average balances in the second and third quarters of 1995 than in the comparable quarters of 1994

Other Borrowings and Related Interest Expense

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

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last eight quarters.

Table 9--OTHER BORROWINGS

                         Average       Average     Percentage of
Quarter Ended          Outstanding      Rate    Average Total Assets

December   1993     $    29.1          2.88%         2.9%
March      1994          28.8          2.97          2.9
June       1994          30.5          3.50          3.0
September  1994          26.3          4.05          2.5
December   1994          18.3          4.63          1.8
March      1995          16.3          5.47          1.6
June       1995          28.1          5.69          2.7
September  1995          29.5          5.42          2.7

Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 10 shows trust income over the last eight quarters (in thousands).

Table 10--TRUST INCOME

     Quarter Ended    Trust Income

December   1993         $1,706
March      1994          1,781
June       1994          1,510
September  1994          1,548
December   1994          1,611
March      1995          1,765
June       1995          1,590
September  1995          1,686

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $236,000 and $22,000 of the fees earned in the first and second quarters of 1995 and $179,000 and $81,000 of the fees earned in the first and second quarters of 1994, respectively. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has remained relatively stable during the quarters shown.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of non-interest operating income other than trust fees are shown in Table 11 for the last eight quarters (in thousands).



Table 11--OTHER INCOME           Other Service
                  Service Charges   Charges,
                     on Deposit   Commissions   Other
Quarter Ended         Accounts      & Fees     Income

December  1993        $ 713      $   1,012     $  334
March     1994          724            791        145
June      1994          746          1,249        149
September 1994          752          1,023        121
December  1994          961          1,013        152
March     1995        1,044          2,468         78
June      1995        1,072          1,143        113
September 1995        1,056          1,130        169

The Company revised its schedule for most fees in the fourth quarter of 1994. The effect of the increase is seen in the increase in the amount of service charges on deposit accounts in that quarter and the first three quarters of 1995.

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

Staff Expense

The largest component of non-interest expense is staff expense. Staff size is closely monitored and in most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in fiduciary assets is also considered).

Table 12 shows the amounts of staff expense incurred over the last eight quarters (in thousands).

Table 12--STAFF EXPENSE

                     Salary and        Profit Sharing and
Quarter Ended    Other Compensation  Other Employee Benefits

December  1993        $ 4,010              $ 787
March     1994          4,096              1,353
June      1994          4,281              1,246
September 1994          4,090              1,205
December  1994          3,834              1,045
March     1995          4,780              1,405
June      1995          4,422              1,015
September 1995          4,776              1,151

There is usually some variation in staff expense from quarter to quarter. Staff expense in the first quarter of 1995 was greater than usual for several reasons. First, the Company began hiring staff for the three Ventura offices that have been opened. They were hired with enough lead time before the openings to provide training and familiarization with the Company. Second, as mentioned above, the Company has hired a number of new staff in the areas of lending and credit administration and in loan review to more closely monitor credit quality. Thirdly, staff has been added in the Trust Division to sell and manage several new products offered in this area. Lastly, all officers have their annual salary review in the first quarter with merit increases effective on March 1. These increases averaged 4% this year.

Salary and other compensation decreased in the second quarter of 1995. Officer bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on net income. The Company accrues compensation expense for the pool for officer bonuses during the year for which they are paid rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's mid-year revised forecast projected net income at an amount less than originally projected. Therefore a portion of the amount accrued was reversed and a reduced accrual was recorded for the third quarter. Had the adjustments not occurred, staff expense for the second quarter would have been comparable to the amount for the first and third quarters of 1995.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The amount for the fourth quarter of 1993 was unusually low. The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. The Company begins each year accruing an amount based on its forecast of the base figure. Because actual net charge-offs were a higher percentage of the provision in 1993 (72%) than they had been in prior years, the base was lower relative to net income than it previously had been. The Company had been accruing for these contributions during the first three quarters of 1993 with the assumption of a more normal ratio of actual net charge-offs to provision and therefore needed to adjust the accrual in the fourth quarter. The same type of adjustment was made in the fourth quarter for 1994 and in the second quarter for 1995.

Payroll taxes introduce a seasonality to this expense category. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore the payroll taxes relating to the bonuses for the prior year are all charged as expense in the first quarter of the current year, accounting for a portion (approximately $57,000) of the increase from the fourth quarter of 1994 to the first quarter of 1995. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

As discussed above in "Loans and Related Interest Income," the accounting standard relating to loan fees and origination costs requires that salary expenditures related to originating loans not be immediately recognized as expenses, but instead be deferred and then amortized over the life of the loan as a reduction of interest and fee income for the loan portfolio. Therefore, compensation actually paid to employees in each of the above listed periods is higher than shown by an amount ranging from $125,000 to $275,000, depending on the number of loans originated during that quarter.

Other Operating Expenses

Table 12 shows other operating expenses over the last seven quarters (in thousands).

Table 12--OTHER OPERATING EXPENSE

                Occupancy Expense    Furniture &      Other
Quarter Ended    Bank Premises        Equipment      Expense

December     1993     $ 817             $ 539         $3,459
March        1994       787               488          3,096
June         1994       855               511          3,144
September    1994       935               614          2,867
December     1994       950               634          3,745
March        1995     1,011               645          4,198
June         1995     1,003               640          3,611
September    1995     1,080               652          1,547

Occupancy expenses increased in the first quarter of 1995 as a result of the new Ventura County offices and will remain higher than in prior years. The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. This category has also been impacted by the opening of the new offices.

Table 13 shows a detailed comparison for the major expense items in other expense for the three and nine month periods ended September 30 (amounts in thousands).

Table 13-OTHER EXPENSE
                               Nine-Month Periods       Three-Month Periods
                               Ended September 30,      Ended September 30,
                                 1995         1994         1995        1994
FDIC and State assessments     $    6      $ 1,560      $(1,031)    $   520
Professional services             617          497          232         135
RAL processing and
   incentive fees                  37          348          (63)         25
Supplies and sundries             507          439          195         139
Postage and freight               508          452          144         134
Marketing                       1,059          720          255         232
Bankcard processing               869        1,204          310         405
Credit bureau                     540           45           47          16
Telephone and wire expense        655          264          176          90
Charities and contributions       259          113           44          97
Software expense                  628          567          212         209
Operating losses                  106           37           38          11
Other                           3,564        2,860          988         854
  Total                        $9,355      $ 9,106      $ 1,547     $ 2,867

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. Prior to the third quarter, the annual rate ranged from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate was $0.23 per hundred. As deposits increased, this expense increased as well. In the third quarter, the FDIC announced that it would decrease the rates paid by well-capitalized banks to $0.04 per hundred dollars because the Bank Insurance Fund had been capitalized to the level specified by statute. The FDIC refunded premiums paid in advance, and the Company reversed the accrual that it had made for the expense. This resulted in approximately $1.3 million less expense for the quarter relative to what the premium cost would have been had there been no change.

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

RAL processing and incentive fees are paid to tax preparers and filers based on the volume of loans and the collectibility of the loans made through them. As of March 31, 1995, the Company had estimated that it would be obligated for $250,000 in such payments. With the reduced volume and the lower collectibility, in the second quarter, the Company estimated it would be obligated for only $100,000, and a portion of the earlier estimate was reversed. In the third quarter, with final numbers available, the obligation was calculated at $37,000. This amount was paid and the remaining accrual reversed.

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

The negative amount in the income statement for this expense category for the first nine months of 1994 reflects approximately $924,000 in net gains arising out of sales less approximately $327,000 in operating expenses and writedowns. Almost all of the gains arose from the sale of the final four units of a condominium project on which the Company foreclosed in 1993. The Company had made a very conservative estimate of the market value of these units at the time of foreclosure because of the slow pace of sales of the units before foreclosure. With the local residential real estate market showing increased strength, and with some initial sales to demonstrate that the prices were not going to be reduced further, the Company was able to sell the units at prices higher than the conservative estimate. Some gains from sale were also recognized in the final quarter of 1993.

As disclosed in Note 7 to the financial statements, the Company had $1.0 million in OREO as of September 30, 1995. This compares with $0.9 million as of a year earlier. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

The timing of inflows and outflows to provide for liquidity over longer periods is achieved by making adjustments to the mix of assets and liabilities so that maturities are matched. These adjustments are accomplished through changes in terms and relative pricing of different prod-ucts. The timing of liquidity sources and demands is well matched when there is at least the same amount of short-term liquid assets as volatile, large liabilities. It is also important that the maturities of the remaining long-term assets are relatively spread out. Of those assets generally held by the Company, the short-term liquid assets consist of Federal funds sold and debt securities with a remaining maturity of less than one year. Because of its investment policy of selling taxable securities from the liquidity portfolio before any loss becomes too great to materially affect liquidity, and because there is an active market for Treasury securities, the Company considers its Treasury securities with a remaining maturity of under 2 years to be short-term liquid assets for this purpose. The volatile, large liabilities are time deposits over $100,000, public time deposits, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this analysis, they are not considered volatile.

A method used by bank regulators to compute liquidity using this concept of matching maturities is to divide the difference between the short-term, liquid assets and the volatile, large liabilities by the sum of the loans and long-term investments, that is:

Short-term, Liquid Assets - Volatile, Large Liabilities
-------------------------------------------------------  =  Liquidity Ratio
         Net Loans and Long-term Investments

Table 15 -LIQUIDITY COMPUTATION COMPONENTS
                                                                                  Net Loans and Long-term
Short-term, Liquid Assets                Volatile, Large Liabilities              Investments
Fixed rate debt                     Time deposits 100+    $ 73,300   Net loans        $520,686
  with maturity                     Repurchase agreements            Long-term
  less than 1 year      $110,282      and Federal funds                securities      123,896
Treasury securities with              purchased             34,482   Equity Securities     488
  1-2 year maturities     46,967    Other borrowed funds     1,210
Federal funds             70,000
Bankers' acceptances      48,625
Total                   $275,874    Total                 $108,992   Total            $645,070

As of September 30, 1995, the difference between short-term, liquid assets and volatile, large liabilities, the "liquidity amount," was a positive $167 million and the liquidity ratio was 26%, using the balances (in thousands) in Table 15.

The Company's liquidity ratio indicates that all of the Company's volatile, large liabilities are matched against short-term liquid assets, with an excess of liquid assets. The current liquidity amount exceeds the range that the Company is trying to maintain -- from positive $75 million to negative $25 million. Too high a liquidity amount or ratio results in reduced earnings because the short-term, liquid assets generally have lower interest rates. If liquidity is too low, earnings are reduced by the cost to borrow funds or because of lost opportunities. Some purchases of taxable securities were planned for the third quarter and were carried out but they had maturities less than two years and so will not reduce the liquidity ratio as computed above. The Company is also making small purchases of municipal securities for their tax advantages, but these are unlikely to be in an amount that will significantly lower the liquidity ratio.

Securities from both the liquidity and earnings portfolios are included in the balances for short-term liquid assets in Table 15. The inclusion of securities from the earnings portfolio is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning.

Capital Resources

Table 16 presents a comparison of several important amounts and ratios for the third quarters of 1995 and 1994 (dollars in thousands).

Table 16-CAPITAL RATIOS            3rd Quarter   3rd Quarter
                                       1995          1994        Change
Amounts:
 Net Income                        $    1,717    $    2,996   $  (1,279)
 Average Total Assets               1,090,070     1,032,016      58,054
 Average Equity                        99,035        91,157       7,878
Ratios:
 Equity Capital to
    Total Assets (Period-end)           8.80%         8.80%       0.00%
 Annualized Return on
   Average Assets                       0.63%         1.16%      (0.53%)
 Annualized Return on
   Average Equity                       6.93%        13.15%      (6.22%)

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be more variation quarter by quarter in operating earnings. Areas of uncertainty include asset quality, loan demand, RAL operations and collections, and the Ventura County expansion.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. Because of the changes instituted by the IRS regarding RAL payments to the Company, the amount of the RAL advances not repaid to the Company is higher than originally estimated. These changes have already increased operating costs over the Company's original projections. Expenses related to the new Ventura offices have stabilized and should begin to be offset by additional income as loans are made and more deposits received.

The FRB sets minimum capital guidelines for U. S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of September 30, 1995, the Company's risk-based capital ratio was 18.39% The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of September 30, 1995, shareholders' equity was 8.80% of total assets. The Company's ratios reflect that it currently has ample capital to support the additional growth in Ventura County.

No significant commitments or reductions of capital are anticipated.

Refund Anticipation Loan Summary

The impact of the RAL program on the Company's activities and results of operations during 1995 is discussed in various parts of this analysis. Especially in the first quarters of each year, but also in the second, the Company's interest and fee income totals are greater than would otherwise be the case. Operating expenses and loan losses proved to be greater than expected in the first three quarters of 1995 because of the IRS procedural changes. These changes increased the amount of delinquencies and resulting charge-offs, and as a result required a shift in emphasis during the tax season from making loans to simply acting as a transfer agent for the refund. Rather than extend funds to the taxpayer and wait for repayment by the IRS, the Company remitted the payment to the taxpayer only after receipt from the IRS. Taxpayers still received the funds sooner than would have been the case had they waited for a check. The Company's fee was lower in these cases than for the loans.

In summary, the Company lost about $600,000 to date before tax from the 1995 RAL program, compared to the positive pre-tax contribution to income of $1.6 million that the program made in 1994. RAL customers with unpaid loan balances of about $900,000 have agreed to payment plans. To the extent that these plans are honored, the Company's loss for the 1995 program will be reduced.

The Company has rigorously examined the advisability of continuing with the program in 1996. There are two key questions. The first is whether the Company can identify the conditions necessary for the IRS to promptly remit the refund to the Company and restrict loans to those situations. The second is whether there is sufficient demand for the refund transfer portion of the program to warrant the fixed operating costs. To date, Management is of the opinion that it can address the IRS procedures issue in such a way that loan losses are substantially reduced and that there is sufficient demand for refund transfers to justify involvement in the program in 1996. If these conditions are met, the program should result in a positive contribution to income in 1996.

Regulation

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company is required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was last examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the Federal Reserve Bbank. As a member bank of the Federal Reserve System that is state-chartered, the Bank's primary Federal regulator is the FRB and its state regulator is the California State Department of Banking. As a non-bank subsidiary of the Company, ServiceCorp is regulated by the FRB. Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

The FRB may take action against bank holding companies and banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company has received no indication that either banking agency is in any way contemplating any such action with respect to the Company or the Bank, and given the strong capital position of both the Bank and the Company, Management expects no such action.

FOOTNOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS

[1] The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, Second Quarter, 1995, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1995. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2] As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.6 million as of September 30, 1995. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1995 would still round to $12.6 million but the average yield would be 9.35%. There would also be corresponding reductions for the other quarters shown in the Table 4. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

[3] Reported in Western Bank Monitor, Second Quarter, 1995.

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

          3.1          Amendment One to by-laws
                         of the Company

          3.2          Amendment One to by-laws
                         of Santa Barbara
                         Bank & Trust

          11           Computation of Per
                         Share Earnings

          27                Financial Data Schedule

    (b)     No reports were filed on Form 8-K

EXHIBIT 3.1

CERTIFICATE OF RESOLUTION

SANTA BARBARA BANCORP

Santa Barbara, California

AMENDMENT NUMBER ONE TO BYLAWS


     This is to certify that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that by resolution of the Board of Diretors of the Corporation duly adopted at the meeting held on October 24, 1995, Sections 2.10 and 2.11 of the Bylaws of the Corporation were added to read in as follows:

     2.10      Shareholder Action Without a Meeting.

          2.10.1 Written Consents. Unless otherwise provided in the Articles of Incorporation, any action which may be taken at any annual or special meeting of the shareholders, other than the election of directors, may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shareholders entitled to vote thereon were present and voted.

          2.10.2 Notice of Written Consent. Unless the consents of all shareholders entitled to vote have been solicited in writing, prompt notice of any corporate action approved by shareholders without a meeting by less than unanimous written consent shall be given, in accordance with Section 601(b) of the California General Corporation Law, to those shareholders entitled to vote who have not consented in writing. Such notice must be given at least ten (10) days before the consummation of any action authorized by such approval if the action involves (i) a contract or other transaction with an interested director, governed by Section 310 of the California General Corporation Law, (ii) the indemnification of any present or former agent of the Corporation within the meaning of Section 317 of the California General Corporation Law, (iii) any reorganization within the meaning of the California General Corporation Law, or (iv) a plan of distribution in dissolution other than in accordance with the rights of any outstanding preferred shares as provided in California General Corporation Law Section 2007.
          2.10.3 Election of Directors by Written Consent. A director may be elected at any time to fill a vacancy (other than a vacancy resulting from the removal of a director) not filled by the Board by the written consent of persons holding a majority of the outstanding shares entitled to vote for the election of directors, and any required notice of any such election shall promptly be given as provided in Section 2.10.2, above. Directors may not otherwise be elected without a meeting unless a consent in writing, setting forth the action so taken, is signed by all of the persons who would be entitled to vote for the election of directors.

          2.10.4 Solicitation of Consents. In order that the shareholders shall have an opportunity to receive and consider the information germane to their making an informed judgment as to whether to give a written consent, no corporate action to be taken by written consent shall be effective until the later of (a) twenty (20) days after the date of the commencement of a solicitation (as such term is defined in Rule 14a-1 promulgated under the Securities Exchange Act of 1934, as amended) of consents and (b) such date as may be specified in the proxy statement or information statement furnished in connection with the solicitation; provided that the foregoing shall not apply to any corporate action to be taken by written consent pursuant to solicitation of not more than ten (10) persons. For purposes of this Section 2.10, a consent solicitation shall be deemed to have commenced when a proxy statement or information statement containing the information required by law is first furnished to the shareholders.

          2.10.5 Duration of Consents. Consents to corporate action (a) shall be effective only on delivery to the Corporation of the original or a certified copy of the consent and (b) shall be valid for a maximum of sixty
(60) days after the date of the earliest dated consent delivered to the Corporation in the manner provided in this Section 2.10.

          2.10.6 Revocation of Consents. Consents may be revoked at any time prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary of the Corporation. Consents may be revoked by written notice delivered to any of
(a) the Corporation, (b) the shareholder or shareholders soliciting consents or soliciting revocations in opposition to action by consent proposed by the Corporation (the "Soliciting Shareholders"), or (c) a proxy solicitor or other agent designated by the Corporation or the Soliciting Shareholders. A revocation of a consent shall be effective upon receipt by the applicable person.


          2.10.7 Inspectors of Election. Within three (3) business days after the delivery of any consents to the Corporation or the determination by the Board of Directors that the Corporation should seek corporate action by written consent, as the case may be, the Secretary shall engage independent inspectors of elections (the "Inspectors") for the purpose of performing a ministerial review of the validity of the consents and revocations. The cost of retaining inspectors of election shall be borne by the Corporation.

          2.10.8 Procedures for Counting. Consents and revocations shall be delivered to the Inspectors upon receipt by the Corporation, the Soliciting Shareholders or their proxy solicitors or other designated agents. As soon as consents and revocations are received, the Inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. The Inspectors shall keep such count confidential and shall not reveal the count to the Corporation, the Soliciting Shareholder or their representatives or any other entity except in connection with the Preliminary Report or the Final Report. As soon as practicable after the earlier of (a) sixty (60) days after the date of the earliest dated consent delivered to the Corporation or (b) a written request therefor by the Corporation or the Soliciting Shareholders (whichever is soliciting consents) (which request may be made no earlier than twenty (20) days after the commencement of the applicable solicitation of consents, except in the case of corporate action by written consent taken pursuant to solicitations of not more than ten (10) persons), notice of which request shall be given to the party opposing the solicitation of consents, if any, the Inspectors shall issue a preliminary report (the "Preliminary Report") to the Corporation and the Soliciting Shareholders stating: (i) the number of valid consents; (ii) the number of valid revocations; (iii) the number of valid and unrevoked consents; (iv) the number of invalid consents; (v) the number of invalid revocations; and (vii) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents. Any request delivered by the Corporation or the Soliciting Shareholders under this Section shall state that the requesting party has a good faith belief that the requisite number of valid and unrevoked consents to authorize or take the action specified in the consents has been received in accordance with these By-Laws.

          2.10.9 Inspectors' Final Report. Unless the Corporation and the Soliciting Shareholders shall agree to a shorter or longer period, the Corporation and the Soliciting Shareholders shall have forty-eight (48) hours after the Inspectors' delivery of the Preliminary Report to review the Preliminary Report and copies of the consents and revocations and to advise the Inspectors and the opposing party in writing as to whether they intend to challenge the Preliminary Report of the Inspectors. If no written notice of an intention to challenge the Preliminary Report is received within such 48-hour period, the Inspectors shall issue to the Corporation and the Soliciting Shareholders their final report (the "Final Report") containing the information from the Inspectors' determination with respect to whether the requisite number of valid and unrevoked consents was obtained to authorize and take the action specified in the consents. If the Corporation or the Soliciting Shareholders issue written notice of an intention to challenge the Inspectors' Preliminary Report within such 48-hour period, a challenge session shall be scheduled by the Inspectors as promptly as practicable. A transcript of the challenge session shall be recorded by a certified court reporter. Following completion of the challenge session, the Inspectors shall as promptly as practicable issue their Final Report to the Soliciting Shareholders and the Corporation. The Final Report shall contain the information included in the Preliminary Report, plus all changes, if any, in the vote total as a result of the challenge and a certification of whether the requisite number of valid and unrevoked consents was obtained to authorize or take the action specified in the consents. A copy of the Final Report of the Inspectors shall be included in the Corporation's records in which the proceedings of meetings of shareholders are maintained.

          2.10.10 Further Review. If the Inspectors state in the Final Report that the requisite number of valid and unrevoked consents was not obtained to authorize or take the action specified in the consents, the party soliciting the consents thereafter may make one additional request in accordance with the provisions of Section 2.10.8 hereof that the Inspectors again review the consents and revocations and issue a further Preliminary Report and Final Report.

          2.10.11 Notice to Shareholders. The Corporation shall give prompt notice to the shareholders of the results of any consent solicitation or the taking of the corporate action without a meeting and by less than unanimous written consent.

          2.10.12 Content of Consents; Delivery of Consents. Each written consent shall bear the date of signature of each shareholder who signs the consent and a clear statement of the name of the shareholder who signs the consent. Consents and revocations of consent shall be delivered to the Corporation or any other person by hand or by certified or registered mail, return receipt requested. Subject to the provisions of Section 2.10.4 hereof, consents and revocations of consent shall be effective upon receipt. Other notices and requests delivered under this Section 2.10 may be delivered personally, by facsimile or other form of electronic transmission that provides for confirmation of receipt, or by certified or registered United States mail, return receipt requested, and, if properly addressed, shall be deemed delivered (a) on the date of delivery, if delivery was made personally or by transmission by facsimile or other form of electronic transmission, or
(b) on the fifth (5th) business day after the date on which deposited with the United States Postal Service.

          2.10.13      Severability.  Each term and provision of this Section
2.10 shall be valid and enforceable to the fullest extent permitted by law. If independent counsel to the Corporation delivers to the Corporation a written opinion stating, or a court of competent jurisdiction determines, that this Section 2.10, or any portion thereof, or the application thereof to any person or circumstance is illegal or unenforceable with respect to any corporate action to be taken by written consent for which a consent has been delivered to the Corporation, then this Section 2.10, or such portion thereof, as the case may be, shall after the date of such delivery of such opinion or such determination be null and void in total or with respect to such person or circumstance, as the case may be, and the remainder of this
Section 2.10 or the application thereof to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

     2.11      Shareholder Proposals.

          2.11.1 Consideration of Proposals. At any annual or special meeting of shareholders, only such business shall be conducted as shall have been properly brought before the meeting. The provisions of this Section
2.11 shall control the determination of whether a proposal by any shareholder, in his or her capacity as a shareholder, for action by the shareholders of the Corporation has been properly brought before the meeting. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any meeting of shareholders except in accordance with the procedures of this Section 2.11.

          2.11.2 Submission of Proposal. To be properly brought before an annual meeting of shareholders or any special meeting of shareholders noticed and called other than on behalf of the proposing shareholder, any proposal for action by the shareholders submitted by a shareholder of the Corporation shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business not less than thirty (30) days nor more than sixty (60) days prior to scheduled date of the meeting; provided that if less than twenty-one (21) days' notice of the meeting is given to the shareholders, such proposal shall be mailed or delivered to the Secretary of the Corporation not later than the close of business on the Fourteenth (14th) day following the day on which notice of the meeting was mailed to the shareholders. To be properly brought before any special meeting of shareholders noticed and called on behalf of the proposing shareholder, all proposals for action submitted by such requesting shareholders shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business simultaneously with such shareholder(s) submission of their request for the meeting. Notwithstanding the foregoing, any shareholder may submit for consideration at a meeting any proposal which is directly related to a matter which is specifically identified in the written notice of the meeting as a matter on which action by the shareholders will be requested at the meeting.

          2.11.3 Content of Submission. A shareholder's notice to the Secretary of the Corporation requesting that a proposal for action be submitted for consideration at any meeting of shareholders shall set forth as to the matter which the shareholder proposes to bring before the meeting: (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting; (b) the name and address, as they appear on the Corporation's books of the shareholder proposing such business; (c) the class and number of shares of stock of the Corporation owned by the shareholder beneficially and of record; (d) any material interest of the shareholder in the business proposed to be brought before the meeting; and (e) any other information that is required by law to be provided by the shareholder in the shareholder's capacity as a proponent of a shareholder proposal.

          2.11.4 Number of Proposals. No shareholder, other than the shareholder(s) on whose behalf the meeting is noticed and called, may submit more than one (1) proposal for consideration at any one (1) meeting of the shareholders of the Corporation.

          2.11.5 Federal Rules. Nothing in this Section shall be deemed to limit or waive the application of, or the need for any shareholder to comply with, any of the provisions of Section 14 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder applicable to the inclusion of any shareholder proposal in any proxy statement or form of proxy used by the Corporation in connection with any meeting of shareholders.

          2.11.6 Chairperson's Statement. The Chairperson of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance
with the provisions of this Section         and, if the Chairperson so
determines, shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.
     I hereby certify that the foregoing resolution now stands on record on the books of said Corporation, and has not been modified, repealed or set aside in any manner, and is now in full force and effect.

Dated at Santa Barbara,
California

________________________          _______________________________
                                   Jay Donald Smith
                                   Secretary

EXHIBIT 3.2

CERTIFICATE OF RESOLUTION

SANTA BARBARA BANK & TRUST

Santa Barbara, California


AMENDMENT NUMBER ONE TO BYLAWS


     This is to certify that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that by resolution of the Board of Diretors of the Corporation duly adopted at the meeting held on October 24, 1995, Section 2.10 of the Bylaws of the Corporation was amended to read in its entirety as follows:

     2.10      Shareholder Action Without a Meeting.

          2.10.1 Written Consents. Unless otherwise provided in the Articles of Incorporation, any action which may be taken at any annual or special meeting of the shareholders, other than the election of directors, may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shareholders entitled to vote thereon were present and voted.

          2.10.2 Notice of Written Consent. Unless the consents of all shareholders entitled to vote have been solicited in writing, prompt notice of any corporate action approved by shareholders without a meeting by less than unanimous written consent shall be given, in accordance with Section 601(b) of the California General Corporation Law, to those shareholders entitled to vote who have not consented in writing. Such notice must be given at least ten (10) days before the consummation of any action authorized by such approval if the action involves (i) a contract or other transaction with an interested director, governed by Section 310 of the California General Corporation Law, (ii) the indemnification of any present or former agent of the Corporation within the meaning of Section 317 of the California General Corporation Law, (iii) any reorganization within the meaning of the California General Corporation Law, or (iv) a plan of distribution in dissolution other than in accordance with the rights of any outstanding preferred shares as provided in California General Corporation Law Section 2007.

          2.10.3 Election of Directors by Written Consent. A director may be elected at any time to fill a vacancy (other than a vacancy resulting from the removal of a director) not filled by the Board by the written consent of persons holding a majority of the outstanding shares entitled to vote for the election of directors, and any required notice of any such election shall promptly be given as provided in Section 2.10.2, above. Directors may not otherwise be elected without a meeting unless a consent in writing, setting forth the action so taken, is signed by all of the persons who would be entitled to vote for the election of directors.

          2.10.4 Solicitation of Consents. In order that the shareholders shall have an opportunity to receive and consider the information germane to their making an informed judgment as to whether to give a written consent, no corporate action to be taken by written consent shall be effective until the later of (a) twenty (20) days after the date of the commencement of a solicitation (as such term is defined in Rule 14a-1 promulgated under the Securities Exchange Act of 1934, as amended) of consents and (b) such date as may be specified in the proxy statement or information statement furnished in connection with the solicitation; provided that the foregoing shall not apply to any corporate action to be taken by written consent pursuant to solicitation of not more than ten (10) persons. For purposes of this Section 2.10, a consent solicitation shall be deemed to have commenced when a proxy statement or information statement containing the information required by law is first furnished to the shareholders.

          2.10.5 Duration of Consents. Consents to corporate action (a) shall be effective only on delivery to the Corporation of the original or a certified copy of the consent and (b) shall be valid for a maximum of sixty
(60) days after the date of the earliest dated consent delivered to the Corporation in the manner provided in this Section 2.10.

          2.10.6 Revocation of Consents. Consents may be revoked at any time prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary of the Corporation. Consents may be revoked by written notice delivered to any of
(a) the Corporation, (b) the shareholder or shareholders soliciting consents or soliciting revocations in opposition to action by consent proposed by the Corporation (the "Soliciting Shareholders"), or (c) a proxy solicitor or other agent designated by the Corporation or the Soliciting Shareholders. A revocation of a consent shall be effective upon receipt by the applicable person.


          2.10.7 Inspectors of Election. Within three (3) business days after the delivery of any consents to the Corporation or the determination by the Board of Directors that the Corporation should seek corporate action by written consent, as the case may be, the Secretary shall engage independent inspectors of elections (the "Inspectors") for the purpose of performing a ministerial review of the validity of the consents and revocations. The cost of retaining inspectors of election shall be borne by the Corporation.

          2.10.8 Procedures for Counting. Consents and revocations shall be delivered to the Inspectors upon receipt by the Corporation, the Soliciting Shareholders or their proxy solicitors or other designated agents. As soon as consents and revocations are received, the Inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. The Inspectors shall keep such count confidential and shall not reveal the count to the Corporation, the Soliciting Shareholder or their representatives or any other entity except in connection with the Preliminary Report or the Final Report. As soon as practicable after the earlier of (a) sixty (60) days after the date of the earliest dated consent delivered to the Corporation or (b) a written request therefor by the Corporation or the Soliciting Shareholders (whichever is soliciting consents) (which request may be made no earlier than twenty (20) days after the commencement of the applicable solicitation of consents, except in the case of corporate action by written consent taken pursuant to solicitations of not more than ten (10) persons), notice of which request shall be given to the party opposing the solicitation of consents, if any, the Inspectors shall issue a preliminary report (the "Preliminary Report") to the Corporation and the Soliciting Shareholders stating: (i) the number of valid consents; (ii) the number of valid revocations; (iii) the number of valid and unrevoked consents; (iv) the number of invalid consents; (v) the number of invalid revocations; and (vii) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents. Any request delivered by the Corporation or the Soliciting Shareholders under this Section shall state that the requesting party has a good faith belief that the requisite number of valid and unrevoked consents to authorize or take the action specified in the consents has been received in accordance with these By-Laws.

          2.10.9 Inspectors' Final Report. Unless the Corporation and the Soliciting Shareholders shall agree to a shorter or longer period, the Corporation and the Soliciting Shareholders shall have forty-eight (48) hours after the Inspectors' delivery of the Preliminary Report to review the Preliminary Report and copies of the consents and revocations and to advise the Inspectors and the opposing party in writing as to whether they intend to challenge the Preliminary Report of the Inspectors. If no written notice of an intention to challenge the Preliminary Report is received within such 48-hour period, the Inspectors shall issue to the Corporation and the Soliciting Shareholders their final report (the "Final Report") containing the information from the Inspectors' determination with respect to whether the requisite number of valid and unrevoked consents was obtained to authorize and take the action specified in the consents. If the Corporation or the Soliciting Shareholders issue written notice of an intention to challenge the Inspectors' Preliminary Report within such 48-hour period, a challenge session shall be scheduled by the Inspectors as promptly as practicable. A transcript of the challenge session shall be recorded by a certified court reporter. Following completion of the challenge session, the Inspectors shall as promptly as practicable issue their Final Report to the Soliciting Shareholders and the Corporation. The Final Report shall contain the information included in the Preliminary Report, plus all changes, if any, in the vote total as a result of the challenge and a certification of whether the requisite number of valid and unrevoked consents was obtained to authorize or take the action specified in the consents. A copy of the Final Report of the Inspectors shall be included in the Corporation's records in which the proceedings of meetings of shareholders are maintained.

          2.10.10 Further Review. If the Inspectors state in the Final Report that the requisite number of valid and unrevoked consents was not obtained to authorize or take the action specified in the consents, the party soliciting the consents thereafter may make one additional request in accordance with the provisions of Section 2.10.8 hereof that the Inspectors again review the consents and revocations and issue a further Preliminary Report and Final Report.

          2.10.11 Notice to Shareholders. The Corporation shall give prompt notice to the shareholders of the results of any consent solicitation or the taking of the corporate action without a meeting and by less than unanimous written consent.

          2.10.12 Content of Consents; Delivery of Consents. Each written consent shall bear the date of signature of each shareholder who signs the consent and a clear statement of the name of the shareholder who signs the consent. Consents and revocations of consent shall be delivered to the Corporation or any other person by hand or by certified or registered mail, return receipt requested. Subject to the provisions of Section 2.10.4 hereof, consents and revocations of consent shall be effective upon receipt. Other notices and requests delivered under this Section 2.10 may be delivered personally, by facsimile or other form of electronic transmission that provides for confirmation of receipt, or by certified or registered United States mail, return receipt requested, and, if properly addressed, shall be deemed delivered (a) on the date of delivery, if delivery was made personally or by transmission by facsimile or other form of electronic transmission, or
(b) on the fifth (5th) business day after the date on which deposited with the United States Postal Service.

          2.10.13      Severability.  Each term and provision of this Section
2.10 shall be valid and enforceable to the fullest extent permitted by law. If independent counsel to the Corporation delivers to the Corporation a written opinion stating, or a court of competent jurisdiction determines, that this Section 2.10, or any portion thereof, or the application thereof to any person or circumstance is illegal or unenforceable with respect to any corporate action to be taken by written consent for which a consent has been delivered to the Corporation, then this Section 2.10, or such portion thereof, as the case may be, shall after the date of such delivery of such opinion or such determination be null and void in total or with respect to such person or circumstance, as the case may be, and the remainder of this
Section 2.10 or the application thereof to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

     Furthermore, Setion 2.11 was added to the Bylaws of the Corporation to read as follows:

     2.11      Shareholder Proposals.

          2.11.1 Consideration of Proposals. At any annual or special meeting of shareholders, only such business shall be conducted as shall have been properly brought before the meeting. The provisions of this Section
2.11 shall control the determination of whether a proposal by any shareholder, in his or her capacity as a shareholder, for action by the shareholders of the Corporation has been properly brought before the meeting. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any meeting of shareholders except in accordance with the procedures of this Section 2.11.

          2.11.2 Submission of Proposal. To be properly brought before an annual meeting of shareholders or any special meeting of shareholders noticed and called other than on behalf of the proposing shareholder, any proposal for action by the shareholders submitted by a shareholder of the Corporation shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business not less than thirty (30) days nor more than sixty (60) days prior to scheduled date of the meeting; provided that if less than twenty-one (21) days' notice of the meeting is given to the shareholders, such proposal shall be mailed or delivered to the Secretary of the Corporation not later than the close of business on the Fourteenth (14th) day following the day on which notice of the meeting was mailed to the shareholders. To be properly brought before any special meeting of shareholders noticed and called on behalf of the proposing shareholder, all proposals for action submitted by such requesting shareholders shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business simultaneously with such shareholder(s) submission of their request for the meeting. Notwithstanding the foregoing, any shareholder may submit for consideration at a meeting any proposal which is directly related to a matter which is specifically identified in the written notice of the meeting as a matter on which action by the shareholders will be requested at the meeting.

          2.11.3 Content of Submission. A shareholder's notice to the Secretary of the Corporation requesting that a proposal for action be submitted for consideration at any meeting of shareholders shall set forth as to the matter which the shareholder proposes to bring before the meeting: (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting; (b) the name and address, as they appear on the Corporation's books of the shareholder proposing such business; (c) the class and number of shares of stock of the Corporation owned by the shareholder beneficially and of record; (d) any material interest of the shareholder in the business proposed to be brought before the meeting; and (e) any other information that is required by law to be provided by the shareholder in the shareholder's capacity as a proponent of a shareholder proposal.

          2.11.4 Number of Proposals. No shareholder, other than the shareholder(s) on whose behalf the meeting is noticed and called, may submit more than one (1) proposal for consideration at any one (1) meeting of the shareholders of the Corporation.

          2.11.5 Federal Rules. Nothing in this Section shall be deemed to limit or waive the application of, or the need for any shareholder to comply with, any of the provisions of Section 14 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder applicable to the inclusion of any shareholder proposal in any proxy statement or form of proxy used by the Corporation in connection with any meeting of shareholders.

          2.11.6 Chairperson's Statement. The Chairperson of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance
with the provisions of this Section         and, if the Chairperson so
determines, shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

I hereby certify that the foregoing resolution now stands on record on the books of said Corporation, and has not been modified, repealed or set aside in any manner, and is now in full force and effect.

Dated at Santa Barbara,
California

________________________          _______________________________
                                   Jay Donald Smith
                                   Secretary

                               EXHIBIT 11
                   SANTA BARBARA BANCORP & SUBSIDIARIES
                   COMPUTATION OF PER SHARE EARNINGS


                                For the Nine-Month Periods Ended September 30,
                                          1995                     1994
                                  Primary   Fully Diluted  Primary   Fully Diluted

Weighted Average
     Shares Outstanding          5,119,239    5,119,239   5,089,466   5,089,466

Weighted Average
     Options Outstanding           452,654      452,654     509,805     509,805
Anti-dilution adjustment (1)        (7,686)           0     (15,885)          0
Adjusted Options Outstanding       444,968      452,654     493,920     509,805
Equivalent Buyback Shares (2)     (307,276)    (276,626)   (348,689)   (323,763)
Total Equivalent Shares            137,692      176,028     145,231     186,042
Adjustment for Non-
     Qualified Tax Benefit (3)     (56,453)     (72,172)    (59,545)    (76,277)
Weighted Average Equivalent
     Shares Outstanding             81,239      103,856      85,686     109,765

Weighted Average
     Shares for Computation      5,200,478    5,223,095   5,175,152   5,199,231


Fair Market Value (4)            $   26.86 $      30.75    $  25.09    $  28.50

Net Income                      $6,986,479   $6,986,479  $9,689,975  $9,689,975

Per Share Earnings                $   1.34     $   1.34    $   1.87    $   1.86


                                For the Three-Month Periods Ended September 30,
                                           1995                     1994
                                 Primary   Fully Diluted  Primary   Fully Diluted

Weighted Average
     Shares Outstanding          5,105,301    5,105,301   5,108,987   5,108,987

Weighted Average
     Options Outstanding           461,912      461,912     488,881     488,881
Anti-dilution adjustment (1)        (5,708)           0           0           0
Adjusted Options Outstanding       456,204      461,912     488,881     488,881
Equivalent Buyback Shares (2)     (305,160)    (287,564)   (326,652)   (312,062)
Total Equivalent Shares            151,044      174,348     162,229     176,819
Adjustment for Non-
     Qualified Tax Benefit (3)     (61,928)     (71,482)    (66,514)    (72,496)
Weighted Average Equivalent
     Shares Outstanding             89,116      102,866      95,715     104,323

Weighted Average
     Shares for Computation      5,194,417    5,208,167   5,204,702   5,213,310


Fair Market Value (4)             $  28.42     $  30.75    $  27.21    $  28.50

Net Income                      $1,717,011   $1,717,011  $2,996,051  $2,996,051

Per Share Earnings                $   0.33     $   0.33    $   0.58    $   0.57

(1) Options with exercise prices above fair market value are excluded because of their anti-dilutive effect.
(2) The number of shares that could be purchased at fair market value from the proceeds if the adjusted options outstanding were to be exercised.
(3) The Company receives a tax benefit when non-qualified options are exercised. The benefit is equal to the product obtained by muliplying its tax rate by the difference between the market value of the options at the time of exercise and the exercise price. The benefit is assumed to be available for purchase of additional outstanding shares.
(4) Fair market value for the computation is defined as the average market price during the period for primary dilution, and the greater of that average or the end-of-period market price for full dilution.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

     SANTA BARBARA BANCORP

DATE:  November 13, 1995     /s/  David W. Spainhour
     David W. Spainhour
     President
     Chief Executive Officer



DATE:  November 13, 1995     /s/  Donald Lafler
     Donald Lafler
     Vice President
     Chief Financial Officer
