Form 10-K
period 1995-12-31
SANTA BARBARA BANCORP
filed 1996-03-28
CIK 357264

  THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
        PURSUANT TO RULE 901(d) OF REGULATION S-T.



                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-K
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, based on the sales prices reported to the Company on that date of $23.25 per share:
  Common Stock - $145,165,816*

*Based on reported beneficial ownership by all directors and executive officers and the Company's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of March 1, 1996, there were 7,679,345 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996 and the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II, and III.



Pursuant to Rules 12b-23 and 12b-32 and Instruction G to Form 10-K, the following indicated items of information from the registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996 ("Proxy") and the Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("Annual Report") are incorporated into this form by reference to the page number in the relevant printed document.


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
     a)  General Description of Business
           Operations commenced as Santa Barbara National
           Bank with one office and 18 employees in 1960.
           The Company was formed in 1982. The Bank (name changed to Santa Barbara Bank & Trust) became the principal subsidiary of the Company, and has grown to 15 banking offices and trust, escrow, and real estate offices. Two of the banking offices were added in the merger with Community
           Bank of Santa Ynez Valley on March 31, 1989. In
           1995, three banking offices were opened in Ventura county. A second subsidiary, SBBT Service Corporation, was formed in 1988.

           The Bank continued its pattern of growth in 1995
           with significant increases in assets and deposits.
     b)  Financial Information about Industry Segments
           There are no identifiable industry segments.
     c)  Narrative Description of Business                  13-37
           As of December 31, 1995, the Company had the equivalent of approximately 500 employees engaged to provide banking and trust services to the local community, including correspondent services to other local banks.

           For most of its banking products, the Company faces competition in its market area from branches of most of the major California money banks, some of the state-wide savings and loan associations, and other community banks and savings and loans.
           For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms.

     d) Financial Information about Foreign and Domestic Operations and Export Sales
           The Company does not have any foreign business operations or export sales of our own. However, it does provide financial services including wire transfers, currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

Item 2.  Properties                                         44,48,
     The Company maintains executive and administrative     55
     offices at leased premises at 1021 Anacapa Street, Santa Barbara, California. Of the 15 branch banking offices, all or a portion of 12 are leased. The office space used by the Real Estate and Escrow departments is owned, and space is leased for the Trust, and Management Information Services, and Loan Servicing departments.

Item 3.  Legal Proceedings
     There are no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders
     No matters were submitted during the fourth quarter of the fiscal year covered by this report.

                              PART II
Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters
     a)  Market Information                                 37,58
     b)  Holders
            There are approximately 1,588 holders of stock as
            of March 1, 1996.
     c)  Dividends                                          37,41
            Dividends are currently declared four times     58
            a year, and the Company expects to follow the
            same policy in the future.
Item 6.  Selected Financial Data                            58
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                 13-37
Item 8.  Financial Statements and Supplementary Data        38-57
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            None.

                              PART III
Item 10. Directors and Executive Officers of the Registrant
         Directors                                                  4-5
         Executive Officers                                         7
Item 11. Executive Compensation                                     9-15
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                 8
Item 13. Certain Relationships and Related Transactions             24

                              PART IV
Item 14. Exhibits, Financial Statements, and Reports on
         Form 8-K

     a) The following documents are filed as a part of this Report:

         1)  Financial Statements:
             Consolidated Balance Sheets as of December 31,
             1995 and 1994                                  39
             Consolidated Statements of Income for the years
             ended December 31, 1995, 1994, and 1993        40
             Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994,
             and 1993                                       41
             Consolidated Statements of Cash Flows for the years
             ended December 31, 1995, 1994, and 1993        42

         2)  Financial Statement Schedules:

             The following schedules and information are included in the Footnotes to the above Financial Statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in the Annual Report:
               Interest Rate Sensitivity                    16
               Distribution of Average Assets, Liabilities, and
                 Shareholders' Equity and Related Interest Income,
                 Expense, and Rates                         18
               Volume and Rate Variance Analysis of Net Interest
                 Income                                     19
               Maturity Distribution and Yield Analysis of the
                 Securities Portfolios                      20
               Loan Portfolio Analysis by Category          24
               Maturity and Sensitivities of
                 Selected Loan Types to Changes
                 in Interest Rates                          25
               Risk Elements:
                 Non-Accrual, Past Due
                    and Restructured Loans                  28
                 Potential Problem Loans                    29
                 Foreign Loans                              29
               Summary of Loan Loss Experience              26
               Foregone Interest on Non-Accrual Loans       29
               Detailed Deposit Summary                     31
               Maturity Distribution of Time Certificates of
                 Deposit of $100,000 or More                31
               Return on Equity and Assets, Operating and
                 Capital Ratios                             58
               Short-term Borrowings                        51

     b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

     c)  Exhibits - See exhibits listed in "Exhibit Index"

     d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders-Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.
Santa Barbara Bancorp

By /s/David W. Spainhour               3/27/96
      David W. Spainhour               date
      President
      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Donald M. Anderson      3/27/96     /s/ David W. Spainhour   3/27/96
Donald M. Anderson           date        David W. Spainhour        date
Chairman of the Board                    President
Director                                 Director

/s/ William S. Thomas       3/27/96     /s/ Donald Lafler        3/27/96
William S. Thomas            date        Donald Lafler             date
Vice Chairman                            Senior Vice President
Chief Operating Officer                  Chief Financial Officer

/s/ Frank H. Barranco, M.D. 3/27/96     /s/ Edward E. Birch      3/27/96
Frank H. Barranco, M.D.      date        Edward E. Birch           date
Director                                 Director

/s/ Richard M. Davis        3/27/96     /s/ Anthony Guntermann   3/27/96
Richard M. Davis             date        Anthony Guntermann        date
Director                                 Director

/s/ Dale E. Hanst           3/27/96     /s/ Harry B. Powell      3/27/96
Dale E. Hanst                date        Harry B. Powell           date
Director                                 Director


                            EXHIBIT INDEX TO
                    SANTA BARBARA BANCORP FORM 10-K
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


  Exhibit
  Number   Description

     2 Plan of acquisition, reorganization, arrangement, liquidation or succession**

     3     Articles of incorporation and bylaws

     3.1     Restated Articles of Incorporation of Santa Barbara
             Bancorp (filed as Exhibit 3(i) to the Company's
             Form S-4, File No. 33-19181, and is incorporated herein by reference thereto).

     3.2 Certificate of Amendment of Articles of Incorporation of the Company as filed with the California Secretary of State on January 24, 1996.***

     3.3     Amended and Restated Bylaws of the Company dated
             September 25, 1991 (filed as "Other Information" to the Company's form 10-Q for the quarter ended
             September 30, 1991, File No. 0-11113, and is incorporated herein by reference thereto).

     3.4 Amendment No. One to Bylaws of the Company as adopted by the Board of Directors on October 24, 1995.***

     4 Instruments defining rights of security holders - The rights of security holders are defined by applicable law and in the Bylaws of the Company-see Exhibit 3.2 above.

     9     Voting trust agreement**

     10    Material contracts

     10.1    Compensation Plans and Agreements:

     10.1.1 Santa Barbara Bancorp Restricted Stock Option Plan (previously filed as Exhibit 4.1 to Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8, filed with the Commission on June 13, 1995, File No. 33-48724, incorporated herein by this reference).

     10.1.2 Santa Barbara Bancorp Director Stock Option Plan (previously filed as Exhibit 4.2 to Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8, filed with the Commission on June 13, 1995, File No. 33-48724, incorporated herein by this reference).

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

     10.1.5    First Amendment to Santa Barbara Bank & Trust
               Incentive & Investment and Salary Savings Plan executed April 27, 1994.***

     10.1.6    Second Amendment to Santa Barbara Bank & Trust
               Incentive & Investment and Salary Savings Plan executed June 17, 1994.***

     10.1.7    Third Amendment to Santa Barbara Bank & Trust
               Incentive & Investment and Salary Savings Plan executed December 28, 1994.***

     10.1.8    Fourth Amendment to Santa Barbara Bank & Trust
               Incentive & Investment and Salary Savings Plan executed March 2, 1995.***

     10.1.9    Santa Barbara Bank & Trust Employee Stock Ownership
               Plan and Trust, as amended and restated through July 6, 1995 (previously filed with the Commission as
               Exhibit 4.1 to the Post-Effective Amendmentr No. One to the Company's Registration Statement on Form S-8, filed with the Commission on July 10, 1995, File No. 33-43560, incorporated herein by this reference).

     10.1.10 First Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust executed
               February 24, 1995.***

     10.1.11 Description of Group Term Life and Accidental Death and Dismemberment Benefits and of Payment of Membership Dues (previously filed with the Commission as Exhibit 10.1.7 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this reference).

     10.1.12   Santa Barbara Bank & Trust Key Employee Retiree
               Health Plan dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.8 to the Company's annual report on Form 10-K on March 16, 1994, File
               No. 0-11113, incorporated herein by this reference).

     10.1.13   First Amendment to Trust Agreement of Santa Barbara
               Bank & Trust Voluntary Beneficiary Association, executed July 23, 1993.***

     10.1.14   Santa Barbara Bank & Trust Retiree Health Plan
               (Non-Key Employees) dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.9 to the Company's annual report on Form 10-K on March 16, 1994, File No. 0-11113, incorporated herein by this reference).

     10.1.15   Santa Barbara Bank & Trust Second Amended and
               Restated Flexmaster Plan adopted effective
               October 1, 1991.***


     10.2.0   Securities and Insurance Service Agreement

     10.2.1   IRA Custodial Agreement.

     11     Statement re computation of per share earnings***

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

     22 Published report regarding matters submitted to vote of security-holders**

     23     Consents of experts and counsel:

     23.1     Consent of Independent Public Accountants

     23.2     Consent of Independent Public Accountants

     24     Power of attorney**

     27     Financial Data Schedules

     99 Additional exhibits-Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting occurring
            April 23, 1996 filed with the Commission on March 15, 1995,

            File No. 0-11113, incorporated herein by this reference.

*     Shareholders may obtain a copy of any exhibit by writing to:
          Clare McGivney, Corporate Services Administrator
          Santa Barbara Bancorp
          P.O. Box 1119
          Santa Barbara, CA 93102
**     Not applicable
***   Filed herewith

Exhibit 3.2

CERTIFICATE OF AMENDMENT OF
ARTICLES OF INCORPORATION
OF
SANTA BARBARA BANCORP


David W. Spainhour and Jay D. Smith certify that:

     1. They are the president and secretary, respectively, of SANTA BARBARA BANCORP, a California corporation.

     2. Article Third of the Articles of Incorporation of this Corporation is amended in its entirety to read as follows:

     "THIRD:      AUTHORIZED STOCK

     This Corporation is authorized to issue only one class of shares of stock, designated as common stock. The total number of such shares which this Corporation is authorized to issue is twenty million (20,000,000). Upon the amendment of this Article to read as set forth herein, every two (2) outstanding shares of common stock of this Corporation shall be converted into three (3) shares of common stock. No fractional shares shall be issued in connection with such stock split. In lieu thereof, the Corporation shall pay to each shareholder of record who otherwise would receive a fractional share a cash amount equal to product obtained by multiplying the fractional share otherwise issuable to such shareholder by the mean between the closing bid price and the closing asked price per share as reported by NASDAQ as of January 23, 1996, or on the next most recent prior date on which trades of the Corporation's common stock are reported by NASDAQ."

     3. The foregoing amendment to the Articles of Incorporation of this Corporation has been duly approved by the board of directors of this Corporation.

     4. The foregoing amendment to the Articles of Incorporation of this Corporation is not required to be approved by a vote of the shareholders pursuant to Section 902(c) of the California Corporations Code.

     Each of the undersigned declares under penalty of perjury under the laws of the State of California that the statements contained in the foregoing certificate are true and correct of his own knowledge, and that this declaration was executed on this 16th, day of January, 1996, at Santa Barbara, California.


David W.Spainhour, President



Jay D. Smith, Secretary

Exhibit 3.4

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

          2.10.4 Record Date. In order that the Company may determine the stockholders entitled to consent to corporate action by written consent without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice (the "Notice") to the Secretary of the Corporation, request the Board of Directors to fix a record date. In the absence of other Notice, or action by the Board of Directors, the delivery to the Corporation of any written consent by any stockholder seeking to have the stockholders authorize or take corporate action by written consent shall be deemed to be the stockholder's delivery of the Notice to the Corporation. The Board of Directors shall promptly, but in all event within ten (10) days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within ten (10) days of its receipt of the Notice, when no prior action by the Board of Directors is required by applicable law, the record date shall be the day on which the Notice is delivered to the Corporation. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.

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

          2.10.8 Procedures for Counting. Consents and revocations shall be delivered to the Inspectors upon receipt by the Corporation, the Soliciting Shareholders or their proxy solicitors or other designated agents. As soon as consents and revocations are received, the Inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. The Inspectors shall keep such count confidential and shall not reveal the count to the Corporation, the Soliciting Shareholder or their representatives or any other entity except in connection with the Preliminary Report or the Final Report. As soon as practicable, the Inspectors shall issue a preliminary report (the "Preliminary Report") to the Corporation and the Soliciting Shareholders stating: (i) the number of valid consents; (ii) the number of valid revocations; (iii) the number of valid and unrevoked consents; (iv) the number of invalid consents; (v) the number of invalid revocations; and (vii) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents.

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

          2.10.12 Content of Consents; Delivery of Consents. Each written consent shall bear the date of signature of each shareholder who signs the consent and a clear statement of the name of the shareholder who signs the consent. Consents and revocations of consent shall be delivered to the Corporation or any other person by hand or by certified or registered mail, return receipt requested. Consents shall be effective upon receipt by the corporation and revocations shall be effective to a party under Section 2.10.6 hereof. Other notices and requests delivered under this Section 2.10 may be delivered personally, by facsimile or other form of electronic transmission that provides for confirmation of receipt, or by certified or registered United States mail, return receipt requested, and, if properly addressed, shall be deemed delivered (a) on the date of delivery, if delivery was made personally or by transmission by facsimile or other form of electronic transmission, or (b) on the fifth (5th) business day after the date on which deposited with the United States Postal Service.

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

          2.11.2 Submission of Proposal. To be properly brought before an annual meeting of shareholders or any special meeting of shareholders noticed and called other than on behalf of the proposing shareholder, any proposal for action by the shareholders submitted by a shareholder of the Corporation shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business not less than twenty (20) days nor more than fifty
(50) days prior to scheduled date of the meeting; provided that if less than thirty (30) days' notice of the meeting is given to the shareholders, such proposal shall be mailed or delivered to the Secretary of the Corporation not later than the close of business on the Seventh (7th) day following the day on which notice of the meeting was mailed to the shareholders. To be properly brought before any special meeting of shareholders noticed and called on behalf of the proposing shareholder, all proposals for action submitted by such requesting shareholders shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business simultaneously with such shareholder(s) submission of their request for the meeting. Notwithstanding the foregoing, any shareholder may submit for consideration at a meeting any proposal which is directly related to a matter which is specifically identified in the written notice of the meeting as a matter on which action by the shareholders will be requested at the meeting.

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

Dated at Santa Barbara,
California

November 7, 1995
                                   Jay Donald Smith
                                   Secretary

Exhibit 3.5


CERTIFICATE OF RESOLUTION

SANTA BARBARA BANCORP

Santa Barbara, California


AMENDMENT NUMBER TWO TO BYLAWS



     This is to certify that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that by resolution of the Board of Diretors of the Corporation duly adopted at the meeting held on December 19, 1995, Section 3.2.1 of the Bylaws of the Corporation was amended as follows:

          Authorized Number. The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than seven (7) nor more than thirteen (13). Until a different number within the foregoing limits is specified in an amendment to this Section 3.2.1 duly adopted by the Board of Directors or the shareholders, the exact number of authorized directors shall be nine (9).

I hereby certify that the foregoing resolution now stands on record on the books of said Corporation, and has not been modified, repealed or set aside in any manner, and is now in full force and effect.

Dated at Santa Barbara,
California

January 18, 1996
                                   Jay Donald Smith
                                   Secretary

Exhibit 10.1.5


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

     B. The Trustee serves as the Trustee of the trust established under the Plan.

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

     AGREEMENT:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.     AMENDMENT TO SECTION 4.1(b)

     Section 4.1(b) of the Plan Document is hereby amended in its entirety to read as follows:

"(b) On behalf of each Participant who is eligible to share in matching contributions for the Plan Year, a matching contribution equal to the sum of (i) one-hundred percent (100%) of that portion of the Participant's Deferred Compensation up to three percent (3.0%) of the Participant's Compensation, plus (ii) fifty percent (50%) of that portion of the Participant's Deferred Compensation in excess of three percent (3.0%) of Compensation and up to six percent (6.0%) of Compensation; provided, in no event shall the amount of the matching contribution under this Section 4.1(b) on behalf of any Participant in any Plan Year exceed four and one-half percent (4.5%) of the Participant's Compensation for the Plan Year. The aggregate matching contribution under this Section 4.1(b) shall be deemed to be an Employer Non-Elective Contribution.

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



"EMPLOYER:"

SANTA BARBARA BANK & TRUST, a
  California corporation



By:
   Name:   Jay D. Smith
  Title:   Secretary


April 27, 1994
Date


"TRUSTEE:"

SANTA BARBARA BANK & TRUST, a
  California corporation




By
   Name:  Janice Kroekel
  Title:  Assistant Vice President


April 27, 1994
Date

Exhibit 10.1.6

SECOND AMENDMENT

TO

SANTA BARBARA BANK & TRUST

INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN


     THIS SECOND AMENDMENT (the "Second Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as an Employer ("Employer"), and SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as Trustee of the Plan described below ("Trustee"), with reference to the following facts:

     RECITALS:

     A.     The Employer sponsors the Santa Barbara Bank & Trust
Incentive & Investment and Salary Savings Plan (the "Plan") pursuant to that certain Plan document executed December 31, 1991, as previously amended by that certain First Amendment dated effective January 1, 1994 (as so amended, the "Plan Document").

     B. The Trustee serves as the Trustee of the Trust established under the Plan.

     C. The Employer and the Trustee desire to execute this Second Amendment in order to shorten the eligibility period for Eligible Employees to make salary reduction contributions, and receive Employer matching contributions, under the so-called "Salary Savings" portion of the Plan.

     AGREEMENT:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.     AMENDMENT TO SECTION 3.1

     The current Paragraph of Section 3.1 of the Plan Document is hereby amended in its entirety to read as follows:

"3.1     Conditions of Eligibility.

          (a) Subject to Sections 3.1(b) and 3.1(c), below, each Eligible Employee who commences employment prior to January 1, 1990, and has attained age 16 shall be eligible to participate hereunder as of the date he has satisfied such requirements. Each Eligible Employee who commences employment with the Employer after December 31, 1989, and prior to January 1, 1991, and who has completed one (1) Year of Service and has attained age 16 shall be eligible to participate hereunder as of the date he has satisfied such requirements. Each Eligible Employee who commences employment with the Employer after December 31, 1990, and who has completed one (1) Year of Service and has attained age 18 shall be eligible to participate hereunder as of the date he has satisfied such requirements.

          (b) Notwithstanding the provisions of Section 3.1(a) above, effective July 1, 1994, each Eligible Employee who has attained age 18 and completed ninety (90) days of employment with the Employer shall be eligible to (a) make Deferred Compensation contributions to the Plan in accordance with Section 4.2, below, and (b) receive Employer's Matching Contributions with respect to such Deferred Compensation in accordance with Section 4.1(b), below; provided, such Eligible Employee shall not be eligible to receive an allocation of the discretionary Employer's Non-Elective Contribution under Section 4.1(c), below, until such Eligible Employee has completed one (1) Year of Service with the Employer in accordance with Section 3.1(a), above, and commenced participation in accordance with Section 3.1(c), below.

          (c) An Eligible Employee who has satisfied the participation requirements of this Section 3.1 shall commence participation in the Plan at the time specified in Section
3.3, below."

2.     MISCELLANEOUS

     2.1 Ratification. Except as expressly modified by this Second Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

     2.2      Effective Date.  The Effective Date of this Second
Amendment shall be July 1, 1994.

     IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment, effective on the date set forth above.


"EMPLOYER":

SANTA BARBARA BANK & TRUST,
  a California corporation



By
  Jay D. Smith
  Senior Vice President


June 17, 1994
          Date


"TRUSTEE":

SANTA BARBARA BANK & TRUST,
  a California corporation



By
Janice Kroekel
  Assistant Vice President


June 17, 1994
               Date

Exhibit 10.1.7


THIRD AMENDMENT

TO

SANTA BARBARA BANK & TRUST

INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN



     THIS THIRD AMENDMENT (the "Third Amendment") is made and entered into, effective on the dates set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as an employer (the "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as trustee of the Plan described below (the "Trustee"), with reference to the following facts:

     RECITALS:

     A. The Employer sponsors the Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan (the "Plan"), pursuant to that certain Plan document executed December 31, 1991, as previously amended by that certain First Amendment dated effective January 1, 1994, and that certain Second Amendment dated effective July 1, 1994 (as so amended, the "Plan Document").

     B. The Trustee serves as the Trustee of the Trust established under the Plan.

     C. The Plan previously has been amended and restated to reflect the requirements of the Tax Reform Act of 1986 and certain subsequent legislation, and since the date of that amendment and restatement, there have been further developments in legislation, case law, and administrative pronouncements that require and permit the Plan to be amended further.

     D. The Employer desires to adopt this Third Amendment in order to amend the Plan to reflect such matters.

     AMENDMENT:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.     DIRECT ROLLOVERS

     Pursuant to Rev. Proc. 93-12, 1993-1 C.B. 479, the Plan is hereby amended to include the following language:

"Notwithstanding any other provision of the Plan to the contrary:

     1. This Article applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

     2.     Definitions.  For purposes of this Article:

          2.1      Eligible Rollover Distribution:  An
eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employers securities).

          2.2 Eligible Retirement Plan: An eligible retirement plan is an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

          2.3 Distributee: A distributee includes an employee or former employee. In addition, the employee's or former employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under qualified domestic relations order, as described in Section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

          2.4 Direct Rollover: A direct rollover is a payment by the Plan to the eligible retirement plans specified by the distributee."

2.     411(a)(11) WAIVERS

     Pursuant to Rev. Proc. 93-47, 1993-2 C.B. 578, and notwithstanding any provision of the Plan to the contrary, the following language is hereby added to the Plan:

"If a distribution is one to which Sections 401(a)(11) and 417 of the Internal Revenue Code do not apply, such distribution may commence less than 30 days after the notice required in Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that (1) the Plan Administrator clearly informs the participant that the participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the participant, after receiving the notice, affirmatively elects a distribution."

3.     $150,000 COMPENSATION LIMIT

     Pursuant to Rev. Proc. 94-13, 1994-3 I.R.B. 18, and notwithstanding any provision of the Plan to the contrary, the Plan is hereby amended to include the following language:

     "In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual compensation of each employee taken into account under the Plan shall not exceed the OBRA '93 annual compensation limit. The OBRA '93 annual compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with section 401(a)(17)(B) of the Internal Revenue Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the OBRA '93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

     For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under section
401(a)(17) of the Code shall mean the OBRA '93 annual compensation limit set forth in this provision.

     If compensation for any prior determination period is taken into account in determining an employee's benefits accruing in the current Plan Year, the compensation for that prior determination period is subject to the OBRA '93 annual compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after January 1, 1994, the OBRA '93 annual compensation limit is $150,000.

4.     PLAN AMENDMENTS

     Notwithstanding any provision of the Plan to the contrary, this Plan may be amended by action of the Board of Directors of the Employer or such Committee to which the Board may delegate from time to time the authority and responsibility for adopting such amendments, and any amendment approved by such persons may be executed by any authorized agent of the Employer.

5.     MISCELLANEOUS

     5.1 Ratification. Except as expressly set forth above, the Plan, as previously amended and restated to reflect the requirements of the Tax Reform Act of 1986 and certain subsequent legislation, and as further amended by the First Amendment and the Second Amendment, remains in full force and effect.

     5.2 Effective Date. The provisions described above are effective on the date(s) prescribed in connection with each such provision, and to the extent no date is so prescribed the provisions of this Third Amendment shall be effective on the first day of the Plan Year in which this amendment is executed by the Employer and Trustee.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment, effective on the dates set forth above.


"EMPLOYER:"

SANTA BARBARA BANK & TRUST, a California corporation


By
  Name: Jay D. Smith
 Title: Secretary

December 28, 1994
Date

"TRUSTEE:"

SANTA BARBARA BANK & TRUST, a California corporation


By
   Name: Janice Kroekel
  Title: Assistant Vice President

December 28, 1994
Date

Exhibit 10.1.8


FOURTH AMENDMENT

TO

SANTA BARBARA BANK & TRUST

INCENTIVE AND INVESTMENT AND SALARY SAVINGS PLAN


     THIS FOURTH AMENDMENT (the "Fourth Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Trustee"), with reference to the following facts:

     RECITALS:

     A. The Employer sponsors that certain Incentive and Investment and Salary Savings Plan pursuant to that certain document executed December 31, 1991, as amended by that First Amendment dated effective January 1, 1994, that certain Second Amendment dated effective July 1, 1994, and that certain Third Amendment executed December 28, 1994 (as so amended, the "Plan").

     B. The Employer desires to amend the Plan in order to clarify the manner in which the Plan shall reallocate amongst participants an amount which cannot be allocated to a particular participant in a Plan Year by reason of the limits imposed by Section 415 of the Internal Revenue Code (the "Code").

     AGREEMENTS:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.     AMENDMENT TO SECTION 4.10

     Section 4.10 of the Plan is hereby modified and amended to read in its entirety as follows:

          "4.10     Adjustment For Excessive Annual Additions.

(a)      For purposes of this Section 4.10, the term:

     (1) "Excess Amount" shall mean, for each Participant in each limitation year, the excess, if any, of (i) the "annual additions" which would be credited to his account under the terms of the Plan without regard to the limitations of Section 415, over (ii) the maximum "annual additions" permitted by Code Section 415, as determined pursuant to
Section 4.9, above.

     (2) "Section 415 Suspense Account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the limitation year, determined after such excess amounts have been reallocated to all Participants to the extent permitted by Section 415 and in accordance with the provisions of Section 4.10(b), below. The amount allocated to the Section 415 Suspense Account shall not share in any earnings or losses of the Trust Fund.

(b) If the "annual additions" under this Plan would cause the maximum "annual additions" to be exceeded for any Participant by reason of (i) the allocation of Forfeitures,
(ii) a reasonable error in estimating a Participant's
Compensation, (iii) a reasonable error in determining the amount of elective deferrals (within the meaning of Code
Section 402(g)(3)) that may be made with respect to any Participant under the limits imposed on such deferrals, or
(iv) other facts and circumstances to which Treasury
Regulations Section 1.415-6(b)(6) shall be applicable, then the Administrator shall:

     (1) Allocate and reallocate such excess amounts to other Participants in accordance with Section 4.4, above, but subject to the limits on "annual additions" imposed by
Section 4.9, above;

     (2) Allocate to the Section 415 Suspense Account any "excess amount" remaining after application of Paragraph
(1), above; and

     (3) Allocate and reallocate the Section 415 Suspense Account in the next limitation year (and, if the amount in that Section 415 Suspense Account is not fully allocated in the next limitation year, then in succeeding limitation years) to all Participants in the Plan before any Employer or Employee contributions which would constitute annual additions are made to the Plan for such limitation year, and reduce Employer contributions to the Plan for such limitation year by the amount of the Section 415 Suspense Account allocated and reallocated during such limitation year.

(c) The Plan may not distribute excess amounts, other than voluntary Employee contributions, to Participants or Former
Participants."

2.     MISCELLANEOUS

     2.1 Ratification. Except as expressly amended by the First Amendment, the Second Amendment, the Third Amendment, and this Fourth Amendment, the Plan is hereby ratified, confirmed, and approved, and remains in full force and effect.

     2.2      Effective Date.  The effective date of this Fourth
Amendment shall be January 1, 1995.

     IN WITNESS WHEREOF, the parties hereto have executed this Fourth Amendment, effective on the date set forth above.


"EMPLOYER":

SANTA BARBARA BANK & TRUST, a
  California corporation


By
  Name:  Jay D. Smith
  Title:  Secretary

March 2, 1995
            Date

"TRUSTEE":

SANTA BARBARA BANK & TRUST, a
  California corporation


By
  Name: Janice Kroekel
     Title: Assistant Vice President

March 2, 1995
            Date

Exhibit 10.1.10


FIRST AMENDMENT

TO

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

OF

SANTA BARBARA BANK & TRUST


     THIS FIRST AMENDMENT (the "First Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, as Employer (the "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation, as Trustee (the "Trustee"), with reference to the following facts:

     RECITALS:

     A. The Employer sponsors an Employee Stock Ownership Plan and Trust (the "ESOP") pursuant to that certain plan document executed June 28, 1994 (the "Plan").

     B. The ESOP is implementing certain procedures to satisfy the "required diversification" rules of Internal Revenue Code ("IRC") Section 401(a)(28).

     C. In order to provide the Trustee sufficient flexibility to satisfy those rules in a manner that is in the best interests of plan participants, the Employer desires to amend the Plan in a manner described below.

     AMENDMENT:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree and amend the Plan as follows:

1.     AMENDMENT TO SECTION 4.6.1

     Subparagraph C of Section 4.6.1 of the Plan is hereby amended in its entirety to read as follows:

"C. The Trustee shall satisfy the diversification direction of the Qualified Participant under this Section 4.6.1 by either (1) distributing to the Qualified Participant, within ninety (90) days after the end of the period in which the Participant may make a diversification election under this Section 4.6.1, either such number of shares of Company Stock which the Participant has elected to diversify, or cash in an amount equal to the fair market value of such shares of Company Stock (determined as of the last Anniversary Date prior to the date of the distribution), provided, any such shares of Company Stock distributed to a Qualified Participant shall be subject to the "put option" requirements of
Section 7.11, below; or (2) offering within the Trust at least three distinct investment options (in accordance with Treasury Regulations implementing Code Section 401(a)(28)) in which an amount equal to the fair market value of the number of shares of Company Stock which the Qualified Participant has elected to diversify shall be invested during the ninety-day period after the period in which the Qualified Participant may elect a diversification election pursuant to this Section 4.6.1, or (3) transferring to another qualified retirement plan sponsored by the Employer the number of shares of Company Stock which the Qualified Participant elects to diversify (or an amount representing the fair market value of those shares as of the last Anniversary Date preceding the date of the transfer), and offering in that other plan at least three distinct investment options (in accordance with Treasury Regulations implementing Code Section 401(a)(28)) into which the proceeds from the sale of the designated number of shares of the Company Stock (or an amount of cash representing the fair market value) shall be invested during the 90-day period following the period in which the Participant may make a diversification election pursuant to this Section 4.6.1."

2.     MISCELLANEOUS

     2.1 Ratification. Except as expressly modified by this First Amendment, the Plan is hereby ratified and confirmed and remains in full force and effect.

     2.2      Effective Date.  The effective date of this First
Amendment shall be January 1, 1995.





(Signatures appear on the following page.)


     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment, effective on the date set forth above.

EMPLOYER":

SANTA BARBARA BANK & TRUST,
  a California corporation


By
  Name: Jay D. Smith
  Title: Secretary


February 24, 1995
            Date


"TRUSTEE":

SANTA BARBARA BANK & TRUST,
  a California corporation


By:

  Name:  Janice Kroekel
  Title: Assistant Vice President


February 24, 1995
            Date

Exhibit 10.1.13

FIRST AMENDMENT

TO

TRUST AGREEMENT

OF

SANTA BARBARA BANK & TRUST

VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATION


     THIS FIRST AMENDMENT (the "First Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as the Employer establishing the Trust described below (the "Bank"), and SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as Trustee under the Trust Agreement described below (the "Trustee"), with reference to the following facts:

     RECITALS:

     A. The Bank and the Trustee executed that certain Trust Agreement of Santa Barbara Bank & Trust Voluntary Employees' Beneficiary Association dated effective December 29, 1992 (the "Trust Agreement"), establishing a trust (the "Trust") intended to qualify as a "Voluntary Employees' Beneficiary Association" ("VEBA") under Internal Revenue Code ("Code") Section 501(c)(9).

     B. The Bank desires to amend the Trust Agreement, in the manner reflected below, in order to permit certain portions of contributions made by the Bank to the Trust to be returned to the Bank on the occurrence of the circumstances described below.

     C. The Bank intends that this Amendment not be effective unless the Internal Revenue Service determines that this Amendment would not cause the Trust to fail to qualify as a VEBA under Code Section 501(c)(9).

     AGREEMENTS:

     NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.      AMENDMENT TO SECTION 8.3

     Section 8.3 of the Trust Agreement is amended to read as follows:

     "8.3      Prohibited Reversion and Inurement.  Except to
the extent the Bank may make a good faith mathematical or other computational error in determining the amount of its contribution in any Plan Year and except as otherwise provided in Section 9.1, below, under no circumstances shall any assets or net earnings of the Trust, either during the existence of the Trust or at the termination thereof:

          8.3.1      Reversion.  Revert to the Bank or be
applied to or for the benefit of the Bank (except to the extent the Trust Fund is applied to pay the cost of Coverage pursuant to the Plan); or

          8.3.2 Inurement. Otherwise be paid to, or inure to the benefit of, any private individual, shareholder or other person, except through the payment of the cost of Coverage pursuant to the Plan and the costs of administering the Trust."

2.      AMENDMENT TO SECTION 9.1

     Section 9.1 of the Trust Agreement is amended to read as follows:

     9.1 Qualification and Initial Contribution. The Bank and the Trustee shall cooperate in preparing and submitting to the Internal Revenue Service all documents that may be necessary to obtain from the Internal Revenue Service a letter determining that the Trust, in operation with the Plan, constitutes a VEBA and the Trust is exempt from federal income taxes under Section 501(a) of the Code.

          9.1.1 Amendment. The Bank and the Trustee shall execute any amendment to this Agreement that may be necessary to obtain such determination letter, and any such amendment shall have retroactive effect to the extent necessary to ensure the qualification of the Trust as a tax-exempt VEBA as of the effective date of this Agreement.

          9.1.2 Initial Contribution. The Bank and the Trustee acknowledge and agree that all contributions made by the Bank to the Trust for the period ended December 31, 1992, have been made on condition that the Trust promptly obtain such favorable determination letter. If the Trust shall fail to qualify as a tax-exempt VEBA with respect to the period ended December 31, 1992, then all such contributions shall be returned to the Bank.

          9.1.3 Subsequent Contribution. The Bank and the Trustee acknowledge and agree that all contributions made by the Bank to the Trust are made on condition that such contributions are deductible by the Bank under Section 419 of the Code. If a deduction is not allowable under that Section for any portion of any such contribution for the taxable year of the Bank with respect to which a contribution is made, then the non-deductible portion of such contribution shall be returned to the Bank if the Bank demands such portion within one year following
(a) the last day of the Bank's taxable year with respect to which such contribution was made, or (b) if later, the date on which the Internal Revenue Service disallows a deduction for all or any portion of such contribution; provided, no portion of the earnings on such excess contribution may be returned to the Bank, and any losses attributable to such excess contribution shall reduce the amount which otherwise would have been returned to the Bank under this Section 9.1.3.

3.      MISCELLANEOUS

     3.1 Ratification. Except as amended by this First Amendment, the Trust Agreement is valid and effective and remains in full force and effect.

     3.2 Effective Date. This Amendment shall be effective only if the Internal Revenue Service determines that this Amendment shall not adversely affect the qualification of the Trust as a VEBA under Code
Section 501(c)(9). If the Internal Revenue Service makes that determination, then this Amendment shall be effective on the later of December 29, 1992, or any subsequent date which the Internal Revenue Service determines to be the earliest date as of which this Amendment may be effective.

     IN WITNESS WHEREOF, the parties hereto have executed this First Amendment, effective on the date set forth above.


"TRUSTEE"                            "BANK"


SANTA BARBARA BANK & TRUST,        SANTA BARBARA BANK & TRUST,
a California corporation             a California corporation



Name:  Janice Kroekel               Name:  Jay D. Smith
Title: Assistant Vice President     Title: Secretary
Date:  July 23, 1993                Date:  July 23, 1993

Exhibit 10.1.15


SANTA BARBARA BANK & TRUST


SECOND AMENDED AND RESTATED FLEXMASTER PLAN


October 1, 1991



SECOND AMENDED AND RESTATED FLEXMASTER PLAN

OF

SANTA BARBARA BANK & TRUST

     THIS AMENDED AND RESTATED FLEXMASTER PLAN is adopted by SANTA BARBARA BANK & TRUST, a California corporation (the "Bank"), with reference to the following facts:

     RECITALS:

     A.     The Bank previously adopted an Amended and Restated
Cafeteria Plan (the "Cafeteria Plan"), effective May 1, 1991, in order to provide its employees an option to elect either to receive the entire amount of their compensation from the Bank in cash, or to direct the Bank to apply a portion of that compensation to purchase certain benefits.

     B. The Bank now desires to amend and restate the Cafeteria Plan in order to reflect the addition of other nontaxable benefits available under such plan.

     PLAN:

     NOW, THEREFORE, the Bank, intending to be legally bound, hereby adopts the following Plan:

1.     DEFINITIONS

For purposes of this Plan, each of the following terms shall have the meaning set forth below:

     1.1 "Annual Earnings" means, with respect to each Participant for each Plan Year, the amount of taxable wages paid by the Bank to the Participant during the twelve-month period ending on the July 31st immediately preceding the commencement of such Plan Year, as rounded upward to the next higher multiple of One Thousand Dollars ($1,000.00).

     1.2 "Bank" means Santa Barbara Bank & Trust, a California corporation.

     1.3 "Change in Family Status" means the occurrence of any one or more of the following events:

          1.3.1 Marriage; Divorce. The marriage or divorce of the Participant;

          1.3.2 Death. The death of the spouse or other dependent of the Participant;

          1.3.3 Birth; Adoption. The birth or adoption of a child of the Participant;

          1.3.4  Termination or Commencement of Employment.  The
Participant's spouse terminates employment or commences employment with a new employer;

          1.3.5 Change of Employment Status. The Participant or the Participant's spouse switches from a part-time to a full-time employment status or from a full-time to a part-time employment status; or

          1.3.6 Change in Health Coverage. There is a significant change in the health coverage of the Participant or the spouse of the Participant that is available as a result of the employment of the Participant's spouse.

     1.4 "Class Multiple" means the Participant's multiple as determined under the table set forth below:


                                                     Then the
                                                  Participant's Class
Class No.         If the Participant is:             Multiple is:

   1              A President, Executive               3
                  Vice-President, or Senior
                  Vice-President


   2              An employee who has 10               2
                  or more years of service
                  with the Bank


   3              An employee who has at               1.5
                  least 5 but less than
                  10 years of service with
                  the Bank


   4              An employee who has less             1
                  than 5 years of service


     1.5 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any reference to any section of the Code shall be deemed to include a reference to any comparable or succeeding provision of any legislation that amends, supplements, or replaces such section.

     1.6 "Commencement Date" means the first day on which an Employee first performs any service for the Bank in the capacity as a common law employee of the Bank.

     1.7      "Component Benefit Plans" means (a) the Dental Care Plans,
(b) the Dependent Care Reimbursement Plan, (c) the Dependent Life
Insurance Plans, (d) the Employee Life and Accidental Death and
Disability Plans, (e) the Health Care Reimbursement Plan, (f) the Long-Term Disability Insurance Plans, and (g) the Medical Insurance Plans.

     1.8 "Dental Care Plans" means the group dental care plans under which the Bank provides group dental coverage to its Employees and their dependents, as the same may be amended from time to time. As of the Effective Date of this Plan, the Bank sponsors the following Dental Care Plans: (a) Santa Barbara Bank & Trust Direct Reimbursement Dental Plan (Plan No. 514); and (b) Dental Net (Plan No. 516).

     1.9 "Dependent Care Assistance Plan" means the Santa Barbara Bank & Trust Dependent Care Assistance Plan, under which the Bank reimburses its Employees for certain dependent care expenses, as the same may be amended from time to time.

     1.10 "Dependent Life Insurance Plans" means the group life insurance plans under which the Bank provides life insurance coverage for the dependents of its Employees, as the same may be amended from time to time.

     1.11     "Effective Date" means October 1, 1991.

     1.12 "Election Form" means a form, as prescribed by the Plan Administrator, on which a Participant may elect, inter alia, to receive nontaxable benefits under one or more of the Component Benefits Plans.

     1.13 "Employee" means any individual who is a common law employee of the Bank.

     1.14 "Employee Life and Accidental Death and Dismemberment Plans" means the group life and accidental death and dismemberment insurance plans under which the Bank provides life and accidental death and dismemberment coverage to its employees, as the same may be amended from time to time.

     1.15 "Employer Contribution" means, for each Participant in each Plan Year, a dollar amount equal to the sum of (a) the Fixed Health Contribution, plus (b) the Variable Contribution. Such Employer
Contribution represents the amount (other than Salary Reduction
Contributions) which the Employer shall contribute to this Plan for each Participant in each Plan Year.

     1.16 "Fixed Health Contribution" means a dollar amount which the Bank elects to contribute to the Plan in each Plan Year for each Participant, as determined and announced by the Bank prior to the beginning of such Plan Year. Commencing October 1, 1991, and continuing until changed by the Bank, the Fixed Health Contribution shall be Three Thousand Eighteen Dollars ($3,018.00).

     1.17 "Health Care Reimbursement Plan" means the Santa Barbara Bank & Trust Health Care Reimbursement Plan, under which the Bank reimburses its Employees for certain medical expenses, as the same may be amended from time to time.

     1.18 "Highly Compensated Employee" means a "highly compensated employee," as that term is defined in Section 414(q) of the Code.

     1.19 "Key Employee" means a "key employee," as that term is defined in Section 416(i)(1) of the Code.

     1.20 "Long-Term Disability Insurance Plans" means the group long-term disability insurance plans, under which the Bank provides group long-term disability coverage to Bank employees, as the same may be amended from time to time.

     1.21 "Medical Insurance Plans" means the group medical insurance plans under which the Bank provides group medical coverage to its Employees and their dependents, as the same may be amended from time to time. As of the effective date of this Plan, the Bank sponsors the following Medical Insurance Plans: (a) CaliforniaCare Plan (Plan No.
507); (b) Enhanced CaliforniaCare Plan (Plan No. 519) (c) the Freedom Plan (Plan No. 513); and (d) the Prudent Buyer Plan (Plan No. 515).

     1.22 "Participant" means each Employee who satisfies the requirements of participation set forth in Section 2.1 of this Plan.

     1.23 "Participant's Account" means the account established for each Participant by the Bank pursuant to Section 3.1, below.

     1.24 "Plan" means this "Santa Barbara Bank & Trust Amended and Restated FlexMaster Plan," as the same may be amended from time to time in accordance with Section 5, below.

     1.25 "Plan Administrator" means the Bank, or such person or committee as the Bank may appoint from time-to-time to supervise the administration of the Plan.

     1.26 "Plan Year" means each period of twelve consecutive months commencing on each October 1 and ending on September 30 in the immediately subsequent calendar year.

     1.27 "Salary Reduction Contribution" means the amount of compensation, if any, that the Participant has elected to contribute to the Plan. The maximum amount of Salary Reduction Contributions by a Participant in any Plan Year shall not exceed the excess, if any, of (a) the cost of benefits which the Participant elects to receive under Component Benefit Plans in such Plan Year, over (b) the amount of the Employer Contribution in that year.

     1.28 "Variable Contribution" means the sum of the Life/AD&D Credit Amount, and (b) the LTD Credit Amount. For purposes of this
Section 1.28, the terms:

          1.28.1 "Life/AD&D Credit Amount" shall be equal to the product determined by multiplying:

               A. The lesser of (1) the product determined by multiplying (a) the Participant's Class Multiple, times (b) the amount of the Participant's Annual Earnings, or (2) Four Hundred Thousand Dollars ($400,000); times

               B. The Participant's credit factor, as determined under the table set forth below, with the Participant's age being determined as of the July 31st immediately preceding the first day of the Plan Year for which the credit factor is being determined:

          Participant's Age               Credit Factor

            Less than 26                         .00152
                    26-29                              .00126
                    30-34                              .00152
                    35-39                              .00206
                    40-44                              .00282
                    45-49                              .00414
                    50-54                              .00690
                    55-59                              .01098
                    60-64                              .01352
                    65-69                              .02286
               70 or more                              .06078

          1.28.2 "LTD Credit Amount" shall mean the product determined by multiplying:

               A. The lesser of (1) the amount of the Participant's Annual Earnings, or (2) Two Hundred Fifty-Seven Thousand One Hundred Forty-Three Dollars ($257,143.00); times

               B. The Participant's credit factor, as determined under the table set forth below, with the Participant's age being determined as of the July 31st immediately preceding the first day of the Plan Year for which the credit factor is being determined:

          Participant's Age                    Credit Factor

            Less than 26                         .0011
                    26-29                              .0012
                    30-34                              .0018
                    35-39                              .0024
                    40-44                              .0034
                    45-49                              .0048
                    50-54                              .0063
                    55-59                              .0072
                    60-64                              .0065
                    65-69                              .0040
               70 or more                         .0031

2.     PARTICIPATION

     2.1 Eligibility to Participate. An Employee shall be eligible to participate in the Plan if the Employee (a) customarily works at least twenty-one (21) hours per week for the Bank, and (b) has completed ninety (90) days of employment with the Bank.

     2.2 Commencement of Participation. An Employee who has satisfied the conditions set forth in Section 2.1, above, may commence participation in the Plan effective on the later of (a) the Effective Date of this Plan, or (b) the first day of the first calendar month beginning after the Employee satisfies the conditions to eligibility set forth in Section 2.1, above.

     2.3 Termination of Participation. A Participant will cease to be a Participant as of the earlier of:

          2.3.1 Plan Termination. The date on which the Plan terminates; or

          2.3.2 Eligibility Conditions. The date on which the Participant fails to satisfy the conditions to eligibility set forth in
Section 2.1, above; provided, if a Participant who remains employed by the Bank fails to satisfy the conditions to eligibility set forth in
Section 2.1, above, because such Participant begins working for the Bank fewer than twenty-one hours per week, then (a) such Participant shall remain a Participant and the Participant's election pursuant to Section 3.3, below, shall remain in effect for the remainder of the Plan Year, and (b) such Participant's status as a Participant shall cease automatically, effective on the first day of the next succeeding Plan Year, unless the Participant once again has satisfied the conditions to eligibility described in Section 2.1, above.

     2.4 Reinstatement of Participant. A person who has ceased to be a Participant under Section 2.3, above, once again shall become a Participant only after satisfying the conditions to eligibility set forth in Section 2.1, above.

3.     OPTIONAL BENEFITS

     3.1 Credits to Participant's Account. The Bank shall establish for each Participant under this Plan a Participant's Account, to which the Bank shall credit:

          3.1.1 Employer Contribution. The amount of the Employer Contribution for each Plan Year; and

          3.1.2 Salary Reduction Contributions. The amount of Salary Reduction Contributions which the Participant elects to make to the Plan for such Plan Year.

     3.2 Application of Account Credits. The amount credited to each Participant's Account shall be applied in each Plan Year as follows:

          3.2.1 Core Benefits. First, subject to Section 3.2.3, below, such amount shall be applied toward the purchase of:

               A. Long-term disability insurance coverage for such Participant, under such of the Long-Term Disability Insurance Plans as is selected by the Participant, in an amount equal to fifty percent (50%) of such Participant's Annual Earnings for such Plan Year;

               B. Life and accidental death and dismemberment insurance coverage for the Participant under such of the Employee Life and Accidental Death and Dismemberment Plans as is selected by the Participant, in an amount equal to the lesser of (1) $50,000, or (2) one hundred percent (100%) of the Participant's Annual Earnings for such Plan Year; and

               C. The premium cost of coverage for the Participant under such Medical Insurance Plan and Dental Care Plan as are selected by the Participant; provided, if the Participant presents to the Bank evidence satisfactory to the Bank establishing that the Participant receives insurance coverage under a medical insurance plan or dental care plan other than those sponsored by the Bank, then no portion of the amount credited to the Participant's Account shall be applied toward the purchase of coverage under one of the corresponding plans sponsored by the Bank.
          3.2.2 Election. Thereafter, subject to Section 3.2.3, below, the remaining balance of such Participant's Account after application of Section 3.2.1, above, shall be applied, in accordance with the Participant's designation on the Election Form for such Plan Year, either:

               A. To pay the Participant additional taxable compensation during such Plan Year;

               B. To provide the Participant additional nontaxable benefits under one or more of the Component Benefit Plans; or

               C. To provide the Participant such combination of additional taxable compensation and nontaxable benefits under one or more of the Component Benefit Plans as the Participant desires.

          3.2.3 Failure to Elect. Notwithstanding the provisions of Sections 3.2.1 and 3.2.2, above, if for any Plan Year a Participant fails to complete and return an Election Form to the Plan Administrator on or before the date specified by the Plan Administrator, then:

               A. The Participant shall be deemed to have elected, and the amount credited to the Participant's Account shall be applied, to purchase (a) long-term disability insurance coverage for such Participant, under one of the Long-Term Disability Insurance Plans, in an amount equal to fifty percent (50%) of the Participant's Annual Earnings for the Plan Year; (b) Life and Accidental Death and Dismemberment Insurance coverage for the Participant, under one of the Employee Life and Accidental Death and Dismemberment Plans, in an amount equal to the lesser of $50,000 or one hundred percent (100%) of the Participant's Annual Earnings for the Plan Year; and

               B. The Participant shall not be entitled to receive any other benefits under this Plan or any Component Benefit Plan for such Plan Year, and shall forfeit, to the extent not necessary to purchase the benefits described in subparagraph A, above, all amounts credited to the Participant's Account for such Plan Year.

     3.3 Election Procedure. The election described in Section 3.2.2, above, shall be made at the time, and in the manner, set forth in this Section 3.3.

          3.3.1 Annual Election. Prior to the commencement of each Plan Year, the Plan Administrator shall provide an Election Form to each Employee who is expected to be a Participant as of the first day of the next ensuing Plan Year. On the Election Form, each such Employee shall
(a) specify the amount, if any, of Salary Reduction Contributions which the Employee shall make during the ensuing Plan Year, and (b) authorize and direct the Bank as to the manner in which amounts credited to the Participant's Account shall be applied by the Bank pursuant to Section 3.2.2, above, during the ensuing Plan Year.

               A. The amount of the reduction in the Employee's compensation for the next ensuing Plan Year initially shall be not less than the difference between (1) the amount of the cost of the optional benefits selected by the Employee pursuant to Section 3.2.2, above, for such Plan Year, and (2) the amount of the Employer Contribution. During the Plan Year such reduction shall be adjusted automatically in the event there is a change in the cost of a benefit provided by a third-party insurance company under one of the Component Benefit Plans, and the Bank elects to require Participants to bear that increase.

               B. Each Election Form must be completed and returned to the Plan Administrator on or before such date as the Plan
Administrator shall specify, which date shall be prior to the first day of the Plan Year to which the Election Form is to apply.

          3.3.2 New Participant. As soon as practicable before each Employee becomes a Participant, the Plan Administrator shall provide an Election Form to the Employee. Such Election Form must be completed and returned to the Plan Administrator on or before such date as the Plan Administrator shall specify, which date shall be prior to the first day of the first pay period to which any reduction in the Participant's compensation is to apply.

     3.4 Duration of Election. Each election made pursuant to Sections 3.2.2 and 3.3, above, shall continue to apply as set forth in this Section 3.4.

          3.4.1  General Rule.  Except as otherwise provided in Sections
3.4.2 and 3.4.3, below, each such election shall be irrevocable and shall remain effective until the last day of the Plan Year to which it relates.

          3.4.2 Voluntary Revocation. A Participant voluntarily may elect to revoke any election previously made in accordance with
Section 3.4, above, if the benefit being purchased by the Bank in accordance with such election is provided by an independent third-party provider under a Medical Insurance Plan or Dental Care Plan; and:

               A. Both (1) the cost of that coverage changes significantly during the Plan Year, and (2) the Participant makes a new election to receive such coverage from another third-party provider, if any, offering similar coverage through this Plan;

               B.     Both (1) the extent of such coverage is
significantly curtailed or ceases during the Plan Year, and (2) the Participant makes a new election to receive such coverage from another third-party provider, if any, offering similar coverage through this Plan; or

               C. Both (1) there is a Change in Family Status and with respect to the Participant, and (2) any new election which the Participant makes is consistent with such Change in Family Status.

          3.4.3 Mandatory Termination. A Participant's election under Section 3.4, above, shall be terminated:

               A. Automatically when the Participant ceases to be a Participant, provided, in accordance with Section 2.3.2, above, the election of a Participant who remains employed by the Bank but no longer works at least twenty-one (21) hours per week for the Bank on a customary basis shall be revoked automatically effective on the first day of the first Plan Year next following the date on which the Participant begins working less than twenty-one (21) hours per week;

               B.     Automatically upon the termination of this Plan;

               C. Automatically if the benefit which the Participant has designated in the Participant's Election Form no longer is offered under this any of the Component Benefit Plans; and

               D. At such time as, and to the extent which, the Plan Administrator reasonably determines is necessary to ensure that the Plan will not be treated as a discriminatory cafeteria plan under Section 125 of the Code. Any such termination or modification by the Plan Administrator shall be applied under rules uniformly applicable to all similarly situated Participants. Such action may include, without limitation, modification of elections made by Highly Compensated Employees or by Key Employees.

     3.5 Maximum Employer Contribution. Notwithstanding any other provision of this Plan to the contrary, the Bank shall not be obligated to contribute toward the purchase of any optional benefit elected by a Participant pursuant to Section 3.2.2, above, any amount in excess of the sum of (a) the Employer Contribution and (b) the Participant's Salary Reduction Contribution.

     3.6 Appeals Procedure. If a claim for benefits under this Plan is partially or fully denied by the Plan Administrator, then the Participant may request a review of that decision by submitting to the Bank, not later than sixty (60) days after receiving notice of the Plan Administrator's decision, a written request for review of the decision. Within sixty (60) days of receiving such application, the Bank shall review the application, hold such hearings as, in the sole discretion of the Employer, it deems appropriate, and advise the Participant, in writing, of its decision. If the decision on review is not provided within such sixty (60) day period, then the application for appeal shall be deemed to be denied.

     3.7 Description of Nontaxable Benefits. The costs, extent, requirements for participation, and other terms and conditions of the benefits which a Participant may elect to receive under Section 3.2, above, shall be those which are set forth in the Bank's Component Benefit Plans, as the same may be amended from time to time.

4.     ADMINISTRATION

     4.1 Duties of Plan Administrator. The Plan Administrator shall administer the Plan in accordance with its terms, for the exclusive benefit of Participants, in a manner which ensures that the Plan satisfies the rules applicable to qualified "cafeteria plans" under
Section 125 of the Code.

     4.2 Powers of Plan Administrator. The Plan Administrator shall have full power and authority to administer and carry into effect the terms and conditions of the Plan, subject to applicable requirements of law. Such power shall include, but not be limited to, the power:

          4.2.1 Revoke Elections. To modify or revoke, for the purpose of ensuring that the Plan does not violate the nondiscrimination rules applicable to cafeteria plans, an election made by a Participant under this Plan;

          4.2.2 Rules and Regulations. To make and enforce such reasonable rules and regulations as the Plan Administrator deems necessary or proper for the efficient administration of the Plan, including the establishment of any claims procedures that may be required by applicable provisions of law;

          4.2.3 Interpretation. To interpret in good faith the terms and conditions of this Plan;

          4.2.4 Resolution. To resolve all questions concerning the Plan and the eligibility of any Employee to participate in the same; and

          4.2.5 Agents. To appoint and retain such agents, counsel, accountants, consultants, and other persons as may be necessary or appropriate to assist in the administration of the Plan.

     4.3 Records. The Plan Administrator shall establish and maintain such records as are necessary or appropriate to the efficient administration of the Plan. Each Participant, upon reasonable advance notice to the Plan Administrator, shall be entitled to inspect such of those records as pertain to that Participant.

     4.4 Filing. The Plan Administrator shall timely file all forms required to be filed with respect to the Plan pursuant to Section 6039D of the Code, each successor provision of the Code, and all counterpart provision of California law.

     4.5 Indemnification. The Bank shall indemnify, defend, and hold the Plan Administrator free and harmless from and against any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, occasioned by any actions which the Plan Administrator takes, or fails to take, in good faith, in connection with the administration of the Plan.

5.     AMENDMENT AND TERMINATION

     The Plan may be amended or terminated at any time by a written instrument executed by the Board of Directors of the Bank, or its designee.

6.     MISCELLANEOUS

     6.1 No Employment Rights. Neither the adoption and maintenance of this Plan, nor any express or implicit provision of this Plan, shall be deemed:

          6.1.1 Contract. To constitute a contract between the Bank and any person, or to be a consideration for or an inducement or condition of, the employment of any person;

          6.1.2 Right. To give any person the right to be retained in the employ of the Bank;

          6.1.3 Discharge. To interfere with the right of the Bank to discharge any Employee (including any Participant) at any time; or

          6.1.4 Continuing Employment. To give the Bank the right to require an Employee to remain in the employ in the Bank, or to interfere with an Employee's right to terminate his employment at any time.

     6.2 Enforceability; Exclusive Benefit. Subject to the provisions of Section 6.1, above, the Bank:

          6.2.1 Legally Enforceable. Represents that the rights created in this Plan in favor of its Employees are intended to be legally enforceable; and

          6.2.2 Exclusive Benefit. Agrees to administer this Plan for the exclusive benefit of its Employees.
     6.3 Interpretation. As used in this Plan, the masculine, feminine, and neuter gender and the singular and plural numbers each shall be deemed to include the other whenever the context indicates or requires. The captions to various sections of this Plan are for convenience and reference purposes only, and shall not affect in any way the meaning or interpretation of this Plan.

     6.4 Governing Law. This Plan shall be construed, administered, and enforced in accordance with the laws of the State of California, and in such manner as is necessary to permit the Plan to continue to be qualified as a "cafeteria plan" which satisfies the requirements of Section 125 of the Code.

     IN WITNESS WHEREOF, the Bank has caused this Plan to be adopted, effective on the Effective Date.

                                   SANTA BARBARA BANK & TRUST,
                                     a California corporation



                                   By_________________________________
                                     Name:  Janice Kroekel
                                     Title: Assistant Vice President

                                   Date:  May 1, 1991

                                     Exhibit 11.0
                        SANTA BARBARA BANCORP AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE


                                               For the Years Ended December 31,
                                         1995                              1994
                                  Primary       Fully Diluted       Primary     Fully Diluted
Weighted Average Shares
   Outstanding                   7,677,057        7,677,057         7,646,839         7,646,839
Weighted Average Options
   Outstanding                     677,598          677,599           750,567           750,567
Anti-dilution adjustment (1)       (13,504)               0           (33,441)          (33,441)
Adjusted Options Outstanding       664,094          677,599           717,126           717,126
Equivalent Buyback Shares (2)     (450,542)        (432,252)         (497,924)         (496,093)
Total Equivalent Shares            213,552          245,347           219,202           221,033
Adjustment for Non-Qualified
   Tax Benefit (3)                 (87,556)        (100,592)          (89,873)          (90,624)
Weighted Average Equivalent
   Shares Outstanding              125,996          144,755           129,329           130,409
Weighted Average Shares
   for Computation               7,803,053        7,821,812         7,776,168         7,777,248
Fair Market Value (4)          $     18.40      $     19.83       $     16.99       $     16.99
Net Income                     $10,415,548      $10,415,548       $12,950,918       $12,950,918
Per Share Earnings             $      1.33      $      1.33       $      1.67       $      1.67

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

SANTA BARBARA BANCORP 1995 ANNUAL REPORT

      Core Values

Exceed Customer Expectations

Foster Employee Commitment

Maximize Shareholder Return

Support Our Communities

         Vision
To be the financial services provider of choice in the communities and markets we serve through exceptional employees delivering legendary customer service.

        Mission
To identify our customers' financial needs and exceed their expectations in the delivery of quality products and services in a responsible and ethical manner to assure the maximization of our shareholders' return. To partner with the communities we serve to provide enduring economic value and sustainable quality of life.

To Our Shareholders & Friends

For the first time in thirty years, your company, Santa Barbara Bancorp, is not reporting a record earnings year. Earnings were impacted by our expansion into Ventura County, third quarter loan loss provisions related to two large problem loans, and a last-minute IRS rule change that resulted in diminished demand for, and loan losses on, Refund Anticipation Loans (RAL's). Earnings for the fourth quarter of 1995, however, were the highest ever recorded, up 5.2% over earnings for the same quarter in 1994. We firmly believe that 1995 was a watershed year in the history of our institution. The initiatives begun last year will lay the foundation for the next thirty years of success.

Our competitive strategy declares that the Company will be differentiated in the markets we serve as the financial services provider of choice, offering a broad array of financial products and measurably superior service.

This focused and aggressive strategy led the Company to pursue a three-pronged approach in 1995 to assure future competitiveness. The first, and most visible, was the geographic expansion of our franchise to the communities of Ventura, Camarillo and Oxnard in Ventura County, which is described in the following section. The second initiative was internally known as the Credit Project, and the third initiative was directed at the enhancement of our sales and marketing function in the Trust & Investment Services Division.

Photograph of three individuals with caption: William S. Thomas, Jr., President, Chief Executive Officer, SBB&T; David W. Spainhour, Chairman of the Board, SBB&T; Donald M. Anderson, Chairman of the Board, Bancorp.

The first of the three initiatives, geographic expansion, began in earnest with the opening of the Camarillo office in February, 1995. In April, the Ventura and Oxnard offices opened in temporary facilities until September, 1995, when their permanent quarters were completed. The combined deposits of the three offices exceeded $55 million by year-end and achieved profitability in October, 1995. Loan activity was high, and trust and investment management business was excellent.

The Credit Project was a major event in 1995. The addition to staff of experienced loan review personnel was accomplished along with the strengthening of the credit administration area. The commercial loan function was reorganized into the Community Banking Group, the Business Banking Group, and the Private Clients Group. This is discussed in the next three sections.

The changes in Trust & Investment Services were significant as well. Research indicated that our existing clients were pleased with the level of personal service and attention they receive from our trust administrators and staff. The performance of our portfolio managers for investments and real estate has been outstanding. The identified need in the Trust & Investment Services area was to communicate our expertise to prospective clients, cultivate referrals and generate new customers. The structure and staff to accomplish this sales and marketing effort are now in place.

We are confident that 1996 and the years that follow will benefit from this investment. As our Company's success continues to grow, we hope to continue our expansion, offering the values of community banking to local markets throughout the Central Coast.

We thank our dedicated employees who each day add new meaning to our commitment to legendary customer service.

As always, our success is your success. Thank you for your loyal support of your Company.

William S. Thomas, Jr.,
President, Chief Executive
Officer, SBB&T

David W. Spainhour,
Chairman of the Board,
SBB&T

Donald M. Anderson
Chairman of the Board,
Bancorp


Caption to two photographs:
(Left) The largest affordable housing project ever developed in Santa Barbara was a partnership between the owners, Bill and Margie Wagner, Sr., the Santa Barbara Redevelopment Agency, and Santa Barbara Bank & Trust. Ugo L. Melchiori, left, was the general contractor.
The El Patio Garden development consists of 113 two, three, and four-bedroom apartments, all of which are designated as "affordable" units. Both the Wagners and Mr. Melchiori have been Bank customers for over 25 years. The La Cumbre and Main Offices serve their needs.

(Right) Was it a stop for a cup of coffee that encouraged the multimillion dollar flower industry to grow and flourish in the Carpinteria Valley? Perhaps so. After five generations of growing flowers in Holland, four van Wingerden family brothers came to the United States to grow flowers here. They were told that the north county was the ideal area to locate, however, when they made that coffee stop and saw the lands of Carpinteria, it was all they had hoped for and more.
Case Van Wingerden, Jr., of Westland Floral, representing the second U.S. generation, has one million square feet of growing area under glass and with a staff of 50 employees, raises chrysanthemums sold to florists and supermarkets nationwide. The Carpinteria Office accommodates his needs, along with uncles, brothers, and nephews in the floral industry.

Positioned For Growth In The Retail Market

In 1995, we undertook a major expansion into Ventura County, which opened up a highly promising new market for the Bank and positioned us for significant growth in 1996. With First Interstate Bank's acquisition of the Bank of A. Levy, Ventura County's leading independent bank, the need for a strong, service-oriented community bank became clear. SBB&T opened its Camarillo office in February, followed in April by office openings in Oxnard and Ventura. We recognized that central to the success of these efforts was the selection of a core of highly-trained, committed employees, dedicated to their community and conversant with the local market. All of our new employees, most of whom were formerly with the Bank of A. Levy, met these criteria, bringing with them a level of expertise and enthusiasm that greatly expedited the transition phase.

Within six months, our first-year goal of $36 million in deposits for all three offices was met and exceeded, with deposits reaching $55 million by the end of 1995. In October, the offices achieved profitability on our initial investment.

SBB&T's adherence to a policy of commitment to community service provided a strong basis for our success in Ventura County. Bank officers routinely express their interest and involvement in the community through their volunteer activities in the Chamber of Commerce, Rotary, Lions Clubs, YMCA, symphony boards and other service organizations. At the same time, donations to programs benefiting youth and arts programs helped to consolidate our position as a caring, service-oriented bank with strong ties to the local community.

Rapid changes in the financial industry, fueled by mergers and consolidations, continue to create challenging opportunities for SBB&T in the retail banking sector. To address these changes, consumer lending has been restructured, creating additional support for traditional products and adding the capability to make indirect loans. Residential real estate loan origination became a priority business line, with our loan representatives now producing at the level required to maintain our number one position in this market.

Photograph of two individuals at a winery. Caption:
In 1970, Richard Sanford, wine grower, became a Bank customer and also planted his first vines in the Santa Ynez Valley on what became a 125 acre vineyard and he also became a Bank customer. With an annual production of 40 thousand cases of consistently award winning wines, demand now requires international distribution. A Sanford chardonnay wine is served to first class passengers on British Airways and a variety of wines have been served at several White House occasions. Tom Prendiville, right, is the Bank's Commercial Loan Officer who services the winery financial needs. The company accounts are maintained at the Buellton Office.

In both Santa Barbara and Ventura Counties, we are responding to intensified competition in the marketplace through a more aggressive sales and business development stance. In tandem with that, we recognize the need to stay abreast of technological changes in the financial industry, adopting those technologies and products that best meet our customers' needs. Our intention is to maintain our competitive edge in the market area where we already excel, while seeking out and expanding our customer base in other areas. To this end, we undertook a restructuring of our offices in 1995 that resulted in an increased focus on business development and greater operational efficiency without sacrificing our goal of exceeding customer expectations in the delivery of our products and services.

Groups of offices were reorganized by area, each one overseen by a business development manager whose responsibility is to assist in generating new business in that area. Sales goals set in mid-1995 for both the calling program, which targets potential new customers, and for referrals to other departments within the Bank were well exceeded by the end of the year.

These efforts were greatly aided by the installation of a new wide-area computer network which links communications and data processing among all the offices. Employees can access data through more than 350 terminals in our bank-wide system, which also facilitates the opening of new accounts with on-screen visuals, graphs and growth charts. A customer/prospect database maintains up-to-date information on potential customers and allows us to track and evaluate our calling and sales efforts. Sophisticated market research based on customer-base profitability models supports these sales efforts. Our product managers are constantly researching the technology market for new applications and products to enhance customer service and increase operating efficiency.

In-laid text box reads: Reader polls conducted by Santa Barbara County's two leading newspapers have consistently ranked SBB&T as the area's "Best Bank."

While refining our efforts to maintain and improve customer service at the office level, we are responding to customer desires for the convenience of electronic transactions. Last year our ATM network expanded to include new installations at the Camarillo and Solvang factory outlet malls. The implementation of a new debit card program allows customers to access their checking accounts at merchant locations. In 1995, we completed the infrastructure that will support an array of electronic banking functions, and this year we will be exploring those areas further.

Photograph of two individuals with unbrellas outside of the Camrosa Water District. Caption reads: Well water from the Camrosa Water District is supplied to 26,000 domestic and agricultural users covering 30 square miles of the greater Camarillo area. Richard Hajas is the District General Manager, and Jan Gibson is the Camarillo Office Manager where the accounts are maintained.

At the foundation of these new initiatives is an emphasis on personal customer service. We believe that the basis for our success in the face of unprecedented competition is building and maintaining relationships with our customers. From the first-time borrower to the sophisticated investor, our approach continues to be customer-focused. Our employees are committed to getting to know our customers, discovering their needs and meeting those needs.

Photograph of woman and two miniature horses. Caption: Quicksilver Ranch celebrates the arrival of the year's first foal. This day-old miniature horse will soon be joined by many others destined for show rings throughout the Western states or to become a gentle and affectionate pet of new owners. Santa Ynez Valley ranch owners Aleck & Louise Stribling receive financial services from our Solvang Office.

In 1995, we achieved the number one position in residential real estate lending, we extended our financial service network into Ventura County, and we consolidated our position as the leading independent bank in Santa Barbara County. The Bank enjoys a clear dominance of the market in this county, with a market share of 27% for retail deposits, twice that of the next leading bank. Our strong capital position, our reputation for exemplary service and the breadth of our product capabilities have firmly positioned the Bank to examine further expansion possibilities. Wells Fargo's acquisition of First Interstate Bank, and the resulting closure of branch offices, may present further opportunities for expansion within Ventura and Santa Barbara Counties. In the months ahead, we will also be looking northward to communities that closely match ours in terms of demographics and a need for banking services that revolve around our core values of commitment to employee, customer, community and shareholder. We expect that expansion will be gradual and undertaken in partnership with other financial institutions that share our institutional culture and values.

Business Banking: Positioned for Market Expansion

In market surveys conducted by the Bank last year, 44% of business people named SBB&T as the bank with the best customer service. The same surveys also indicated that there were opportunities to expand our lending relationships to identified market segments in the business community. As a result, our commercial lending group saw a reconfiguration to better accommodate specific categories of customers. A new Business Banking Division was formed to oversee the Bank's commercial lending activities. As a corollary, a Community Banking Division is being established to be of assistance to smaller and start-up businesses.

Additions to staff and leadership in the Credit Administration and Lending Divisions have added specific, long-term experience in the business banking field. A Trade Finance Department was added to serve the needs of companies conducting all or part of their business in other countries. In addition to foreign currency exchange and letter of credit facilities required for Trade Finance, other new products and services, such as accounts receivable financing and PC-based cash management, have rounded out our ability to offer exemplary customer service. The result of these initiatives is a highly-refined focus on meeting the needs of the business community.

In a move to enhance efficiency and flexibility, our Employee Benefits Trust Group forged an alliance with the PlanMember Services Program. This alliance, which includes a marketing and sales component, will allow us to offer clients a wider choice of investments and services for their IRA's and company retirement plans.

Our business development efforts are directed toward the retention of existing relationships and the cultivation of new prospects. We are constantly refining the focus of our prosect calling program to pursue those market segments that represent the highest potential opportunities.

In-laid text box reads: More businesses use SBB&T for their financial needs than the next four banks combined.

The key elements are now in place for improving our penetration in the lending markets we serve in 1996. Our goal is to aggressively seek the opportunity to bid on every transaction. We are proud of our reputation as the bank for business in the communities we serve.

Photograph of two individuals outside of the Santa Barbara Mission. Caption reads: On that memorable morning of April 21, 1782, the site of El Real Presidio de Santa Barbara was dedicated marking the founding of the pueblo of Santa Barbara. Yet it was four years later that Presidio workmen were reassigned to begin construction of the mission, one of a chain of 21 missions to be constructed. Its dedication was on December 4, 1786. The Santa Barbara Mission we see today, the fourth to be constructed on the site, is considered to be the "Queen of the Mission," and is the only California Mission operated by the Franciscan Order from its conception to this very day. The Franciscan Friars' account is at the Main Office.

Positioned For Growth In The Management Of Wealth

In 1995, the Trust & Investment Services Division instituted new and streamlined procedures to increase efficiency and provide customers with the broadest possible array of financial services. The division is the largest on the Central Coast and is the only trust & investment division in coastal California to offer full-service capabilities under one roof between Los Angeles and San Francisco.

A dedicated Trust & Marketing Sales Department was established to actively solicit new business through a variety of efforts, including media campaigns, seminars, public presentations and on-going calling efforts. Media advertising was designed to publicize the superior investment performance and the capacities of our skilled portfolio managers. Our accounts actively participated in the robust markets for both stocks and bonds, and our staff continues to focus on fully understanding the divergent objectives of our clients.

The start-up this year of a Retail Investment Services Group, administered through the Trust & Investment Services Division, provides for investment counseling and sales of mutual funds, annuities and asset allocation models through all of the Bank's offices. By December, after less than a year of operation, the new group was running at a break-even pace, with profits expected in 1996.

Photograph of outdoor scene. Caption reads: The Ventura County Museum of History and Art featured a two-month photo exhibit called "Isla de los
Vaqueros: the Ranching History of Santa Rosa Island" which was sponsored by the Bank. The museum account is maintained at the Ventura Office.

Photograph of dancer. Caption reads: Santa Barbara, California's Fiesta City, celebrated its first Old Spanish Days Fiesta in 1924. This annual event of pageantry, mercados, street dances, parades, rodeos, and feasting is the state's largest five-day event and beckons visitors worldwide.
The organization is a longtime Main Office customer.

In 1995, the Trust Real Estate Management Group was awarded the Accredited Management Organization designation by the Institute of Real Estate Management, a distinction currently accorded to only one other bank nationwide. The designation was based on criteria in the areas of experience, integrity and fiscal responsibility. In the same year, the real estate group applied for and received a corporate broker's license, which will allow for greater flexibility in handling properties not held in trust or in the Bank's name. We currently have the only trust division in our market area capable of offering in-house property management services.

An integral part of the Trust and Investment Services Division is a trust tax capability. An improved and upgraded computer system facilitates monthly updating of records and has resulted in our continuing to produce the earliest returns of any area trust division. The in-house availability of a trust tax capability, at a time when most major banks are outsourcing this service, assures our clients of the most comprehensive and individualized service possible.

In-laid text box reads: Our team of financial advisors is not positioned to offer investment management services equal to or better than any other provider.

The Private Clients Division formed last year, and administered under the Trust & Investment Services Division, is staffed by experienced officers who can facilitate multiple bank activities for their clients, such as trust and investment management, as well as depository and lending activities. The Private Clients Division combines those elements that have served our commercial borrowers well for the past thirty years with new iniatives and skills in the areas of investment and wealth management. This division represents a continuation of our tradition of superlative service to some of the Bank's most long-standing and valued customers. Clients within this division receive highly personalized service from our private client personnel, who ensure that SBB&T has the opportunity to fulfill all of their banking needs.

SBB&T's reputation for stability and our long-term credibility within the community provide the mainstay of our response to increasing competition in the private client field. Our staff of private bankers, with many years of cumulative experience in the Bank, successfully combine business acumen and technology to provide more rapid decision making and greater personalized service than the larger, regional banks.

While we have sought out and embraced new technologies that advance efficiency and customer convenience, we believe that our success lies in our truly legendary customer service delivered by exceptional employees. In a marketplace increasingly dedicated to technology, customers will see a clear differentiation in levels of service offered by the major banks as opposed to independent banks such as SBB&T. Our reputation throughout the state for legendary customer service, combined with our breadth of products, including trust and investment services, real estate and private banking, is a strong factor in our belief that we will continue to grow our franchise.

Photograph of three individuals standing in lemon field. Caption reads:
(Top) Eighteen million pounds of lemons plus avocados, oranges, grapefruit and kiwis are harvested annually on the Leavens Ranches which total 1,200 acres. Paul and daughter Leslie meet with Vice President Lee Draughton, a responsive Commercial Lending Officer, who is supported by a lending philosophy to serve the agriculture industry. Accounts are located at the Ventura Office.

Photograph of fire engine, two youngsters and a fire dog. Caption reads:(Middle) "Sheriff's Day at the Ranch" is a fundraising event for the Sheriff and Fire Departments which attract over 5,000 people. The Bank sponsored the Children's Fire Theatre where youngsters learned fire safety in the home and met Sparky the Fire Dog. The La Cumbre Office maintains the account.

Photograph of two individuals working with a computer. Caption reads:(Right) The Bank is a founding member of the newly formed Systems & Software Consortium, Inc. which is composed of members from business, academia, and government. Its purpose is to play a helpful supporting role in the growth of a significant high technology industry in Ventura and Santa Barbara Counties. Michael Ditmore, President and CEO (standing) confers with Dr. Mark Schniepp, Director of the University of California Santa Barbara Economic Forecast Project. The account relationship is maintained at the Magnolia Office.

Photograph of Jonathan Winters. Caption reads: Jonathan Winters: Actor, author, artist, makes weekly visits to the Montecito Village Office.

OFFICERS AND DIRECTORS

BOARD OF DIRECTORS

DONALD M. ANDERSON
   Chairman of the Board-Bancorp
DAVID W. SPAINHOUR
   Chairman of the Board - SBB&T
WILLIAM S. THOMAS, JR
   President, Chief Exec. Officer
EDWARD E. BIRCH, Ph. D.
   Exec. Vice President
   College Advance. Westmont College
RICHARD M. DAVIS
   Retired Div. Mgr., Gen. Tel.
ANTHONY GUNTERMANN
   Certified Public Acct.
DALE E. HANST
   Attorney at Law
HARRY B. POWELL
   Retired Business Exec.
FRANK BARRANCO, M.D.
   Retired
DANIEL B. TURNER
   Director Emeritus

EXECUTIVE ADMINISTRATION

DONALD M. ANDERSON
   Chairman of the Board-Bancorp
DAVID W. SPAINHOUR
   Chairman of the Board - SBB&T
WILLIAM S. THOMAS, JR.
   President, Chief Exec. Officer
DAVID A. ABTS
   Exec. V.Pres., Ret. Bank./Support Svs.
JOHN J. McGRATH
   Sr. Vice Pres., Chief Credit Officer
JAY D. SMITH
   Sr. Vice Pres., Gen. Coun. & Corp. Sec.
KENT M. VINING
   Sr. Vice Pres., Strat. Plan. Officer
DONALD LAFLER
   Sr. Vice Pres., Chief Financial Officer
CATHERINE STEINKE
   Sr. Vice Pres., Dir. of Human Res.

ADMINISTRATION

VICE PRESIDENTS
MICHAEL CONLEY
SHARON E. GREEN
JERRY HELTON
EDWIN C. HOLT
DEL HOOVER
MARK A. HUBERT
H. GEORGE KALLUSKY
CHRIS LEM
HAZEL MARCUS
MICHAEL MURPHY
CYNTHIA PLAHN
SHERRELL REEFER
DAVE RISTIG
JOYCE SPEZMAN-MARGOLIN
KIM TAUFER
AL TODD
GARY TURNER
RICH TURNER

ASST. VICE PRESIDENTS
TERRY BALL
BRAD BROWN
DEBRA CARTER
TERRY CAVAZOS
NICOLE DINKELACKER
RITA DUBOIS
KIM EVANS
MIKE FITZGIBBON
ROGER JANES
KERRY KELLEY
JANICE NICCUM KROEKEL
ROY MARTINEZ
SCOTT MATTHEW
CLARE MCGIVNEY
KEVIN QUIGLEY
MARGARET ROGERS
BRIAN ROSS
TERRY SLATON
MARK S. STANLEY
RALPH STROHBACH
MARY TREBBIN

OFFICERS
SHERRY BAKER
PHILIP BERRY
PATRICIA BOUCHER
DAVID BRIAN
DANI CARAM
MICHELLE DREXLER-HALL
NANCY DUNCAN
MARYLOU FAVELA
COSMO FEDELE
WENDY MIRBOD
MARCIA NIESSEN
JULIE PUGH
BRIAN ROSS
SHIRLEY SCALES
TERRI SLATON
CAROLYN SNYDER
JOE STRONKS
QUYEN URICK

CREDIT ADMINISTRATION

PERRY RITENOUR
   Sr. Vice Pres., Cred. Admin.

VICE PRESIDENTS
PAUL MISTELE
LARRY PAPKIN

LOAN ADJUSTMENTS

SUSAN MARSHALL
   Vice Pres.
IRENE TERRY
   Asst. Vice Pres.
JULIA FOX
   Officer

LOAN SERVICES

PAMELA J. GEREMIA
  Vice Pres., Mgr.
ASST. VICE PRESIDENTS
BARBARA ALMEIDA
ANN M. MARKONIS
CHARLENE RAY
KAREN CLEMOW

OLGA MEDINA
   Officer

ESCROW

PAMELA MARTIN
   Asst. Vice Pres., Mgr.

OFFICERS
DIANE NORIAN
DIANE PALACIO

LENDING

STEPHEN J. MIHALIC
   Sr. Vice Pres., Chief Lend. Of.

COMMERCIAL LENDING

VICE PRESIDENTS
GERALD O. COWAN
   Sr. Vice President
LINDA CABLE
DONALD DUNCAN
MICHAEL FLOYD
MICHAEL R. KIRKWOOD
PHIL MORREALE
THOMAS PRENDIVILLE
BERNARD M. WITTKINS
JOHN H. WURZEL

COMMUNITY LENDING

WILLIAM ENHOLM
   Vice Pres., Mgr.

REAL ESTATE INDUSTRIES

DONALD RAPP
   Vice President
BRUCE I. WENNERSTROM
   Sr. Vice President

REAL ESTATE
CHARLES BROWNING
   Vice Pres., Mgr.
TERRY SWANN
   Vice Pres.

ASST. VICE PRESIDENTS
JANICE BAXTER
CYNTHIA EYANSON
TERI GAUTHIER
ELIZABETH HEITMANN
ALICE MADRID
DONALD MCMAHON
THOMAS SLATER

CONSUMER LOANS

GERALD J. LUKIEWSKI
   Vice Pres., Mgr.
ROBERT CURRY
   Vice Pres.
DON ENDERBY
   Asst. Vice President
DAWN MOORE
   Officer

PRIVATE CLIENT GROUP

JOHN F. MURPHY
   Sr. Vice President, Mgr.
RICHARD B. WELCH
   Sr. Vice President

VICE PRESIDENTS
ROY GASKIN
GARY HARRIS

TRUST & INVESTMENTS

DONALD E. BARRY
   Sr. Vice Pres., Trust & Inv. Mgr.
JOHN ZIEGLER
   Sr. Vice President

VICE PRESIDENTS
JOHN BRINKER
JEAN BUBRISKI
CHRIS COLBERT
ANTHONY FIELDHOUSE
WILLIAM HOPKINS
BARRY HUNTER
JANICE JOHNSON
WENDY PENKE
PAULETTE POSCH
KATHERINE SCHOMER
ALICE SYKES
FRANK TABAR
JIM WILLIAMS

ASST. VICE PRESIDENTS
KAREN BAILEY-SHIFFMAN
DAVID COVELL
NICKIE FURNIER CRANDALL
MIKE KELLY
JUDITH MILAM
MICHAEL MORGAN
BARBARA PETRONIS
SALLY SYLVIA

OFFICERS
WARREN BITTERS
MILTON BURTON
TEREASE CANN
JEANINE KARCZEWSKI
CATHERINE MOAKLEY
ROBERT RAMIREZ

RETAIL BANKING

ALFRED J. ROTELLA
   Vice Pres., Mgr.

OUR GANG SERVICES

PAMELA HOLST
   Vice Pres., Mgr.
FRANCES JIMENEZ
   Asst. Vice President
MARJORIE KOCHER
   Officer

SANTA BARBARA AREA

JOANNE FUNARI
   Vice President
   Area Business Dev. Mgr.

MAIN OFFICE

LISA DANIEL
   Vice Pres., Mgr.
EMMA TORRES
   Vice Pres.

ASST. VICE PRESIDENTS
SANDRA COCKLIN
LORETTA GARDNER

OFFICERS
KELLY SILVA
TRACY TALBOT
MOONSOOK WATERS

COTTAGE OFFICE

DORIS WENGLER
   Asst. Vice President, Mgr.
MARGIE FAIRGRAY
   Officer

MESA OFFICE

THOMAS TURNER
   Asst. Vice President, Mgr.

OFFICERS
VICTORIA WILLIAMS
MICHAEL DOMINGUEZ

SAN ROQUE OFFICE

MARY YOST
   Asst. Vice President, Mgr.

OFFICERS
LISA VARGAS
JENNIFER WELCH

GOLETA AREA

LYNNETTE DAVIS
   Vice President
   Area Business Dev. Mgr.

GOLETA/FAIRVIEW
OFFICE

LISA HERNANDEZ
   Vice Pres., Mgr.
CAROL THOMAS
   Vice President
MARY LOUISE LISCOMBE
   Officer

LA CUMBRE OFFICE

LISA NEWBERRY
   Asst. Vice Pres., Mgr.

OFFICERS
DAVID HALL
DIANNE NOCKEY

MAGNOLIA OFFICE

SCOTT HANSEN
   Asst. Vice President, Mgr.

OFFICERS
JUSTIN LENGNER
MARTHA MERA

MONTECITO
CARPINTERIA AREA

ANGELA KRABLIN
   Vice President
   Area Business Dev. Mgr.

MONTECITO OFFICE

OFFICERS
DEBBIE JIMENEZ
JAMES VOPELAK

CARPINTERIA OFFICE

CHRISTINE DEVRIES
   Asst. Vice President, Mgr.

OFFICERS
CHRISTOPHER O'CONNOR
THOMAS WHITTAKER

MONTECITO VILLAGE
OFFICE

LINDA COWAN
   Vice President, Manager

OFFICERS
ROSEMARY BERTKA
DEBORAH WILSON

SANTA YNEZ AREA

CHUCK PIRA
   Vice President
   Area Business Dev. Mgr.

SOLVANG OFFICE

OFFICERS
SHIRLEY BROWN
CHERYL REYNOLDS
PEGGY CHAMBLIN


BUELLTON OFFICE

SUSAN JENSEN
   Officer

VENTURA AREA

SUZANNE CHADWICK
   Vice President
   Area Business Dev. Mgr.

VENTURA OFFICE

ELIZABETH SEITZ
   Asst. Vice President, Mgr.
LEE DRAUGHON
   Vice President, Loan Officer
KIM FERTIG
   Vice President, Loan Officer
JUDY FRAZIER
   Vice Pres., Trust Admin.
KENNETH HELMS
    Asst. Vice President
DONNA DE LOS SANTOS
   Officer

OXNARD OFFICE

KIMBERLEY GIBAS
   Asst. Vice President, Mgr.

OFFICERS
ROSEMARY COLBERN
DANIELLE NAVAS

CAMARILLO OFFICE

JANICE GIBSON
   Asst. Vice President, Mgr.

OFFICERS
SHARIE QUARRY
AMY WHITNEY

Santa Barbara Bancorp
and Subsidiaries
HISTORICAL SUMMARY (unaudited)
Balance Sheets (as of December 31):          1995        1994        1993        1992       1991       1990       1989
Assets:
 Cash and due from banks                     $    74,746 $    69,630 $    50,946 $   44,059 $   44,987 $   29,233 $   46,941
 Federal funds sold                               65,000      15,000          --         --     20,000     25,000     40,000
 Securities                                      357,565     386,959     383,518    387,670    323,585    235,119    149,031
 Bankers' acceptances
  and commercial paper                           139,294      80,594      63,614     35,300         --         --     19,883
 Net loans                                       546,452     486,520     454,163    467,862    491,529    531,962    445,475
 Premises and equipment, net                       8,149       7,391       6,657      5,111      7,598      6,036      6,874
 Other assets                                     21,155      21,522      20,245     21,237     19,483     16,495     13,774
  Total assets                               $ 1,212,361 $ 1,067,616 $   979,143 $  961,239 $  907,182 $  843,845 $  721,978

Liabilities and shareholders' equity:
 Demand deposits                             $   158,122 $   147,085 $   114,557 $  116,342 $  107,068 $   99,806 $  107,677
 Time and savings deposits                       895,898     809,632     751,696    733,033    693,554    646,613    527,661
  Total deposits                               1,054,020     956,717     866,253    849,375    800,622    746,419    635,338
 Securities sold under
  agreements to repurchase
  and Federal funds purchased                     51,316       9,487      20,155     25,983     30,046     27,092     26,228
 Other liabilities                                 6,028       7,452       6,744      8,736      9,299     12,077      7,039
 Shareholders' equity                            100,997      93,960      85,991     77,145     67,215     58,257     53,373
  Total liabilities and shareholders' equity $ 1,212,361 $ 1,067,616 $   979,143 $  961,239 $  907,182 $  843,845 $  721,978

Statements of Income
 (for the years ended December 31):
 Operating revenue                           $   103,888 $    87,984 $    82,535 $   85,978 $   91,335 $   90,268 $   78,698
 Operating expense (1)                            89,488      70,515      65,848     69,968     76,803     76,224     65,656
 Income before taxes                              14,400      17,469      16,687     16,010     14,532     14,044     13,042
 Applicable income taxes (1)                       3,985       4,518       3,757      4,310      3,824      3,740      3,392
  Net income                                 $    10,415 $    12,951 $    12,930 $   11,700 $   10,708 $   10,304 $    9,650

Per share data (adjusted
  for stock dividends and splits):
 Average shares outstanding                        7,672       7,647       7,783      7,773      7,797      7,780      7,894
 Net income                                  $      1.36 $      1.69 $      1.66 $     1.51 $     1.37 $     1.32 $     1.22
 Cash dividends declared                     $      0.55 $      0.52 $      0.47 $     0.38 $     0.31 $     0.18 $     0.17
Other statistics:
 Stock dividends declared                              -           -           -          -         5%       2x5%          -
 Stock splits declared                           3 FOR 2           -           -          -          -          -    4 FOR 3
 Trust assets under administration
  (market value)                             $ 1,393,737 $ 1,188,748 $ 1,165,522 $  926,233 $  853,428 $  722,862 $  700,948

(1) For the year 1992, operating expense includes the cumulative effect of the accounting change and provision for income tax includes the tax effect of the change. For the year 1993, provision for income tax includes the tax effect of the change in accounting principle for that year.

Santa Barbara Bancorp
and Subsidiaries
HISTORICAL SUMMARY (unaudited)
Balance Sheets (as of December 31):          1988       1987       1985       1980       1975      1970      1965
Assets:
 Cash and due from banks                     $  48,273  $  23,684  $  24,485  $  12,357  $ 21,755  $  5,253  $  1,766
 Federal funds sold                             30,000     15,000     23,600      3,425     1,100       700        --
 Securities                                    171,419    143,714    137,369     64,299    33,327    11,935     6,701
 Bankers' acceptances
  and commercial paper                          29,200     24,729     19,619      4,934        --       --       --
 Net loans                                     344,051    277,054    206,563    103,580    39,544    21,134    12,854
 Premises and equipment, net                     5,248      6,210      5,326      4,590     1,936       718       194
 Other assets                                    7,376      7,348      6,308      3,307     1,339       373       164
  Total assets                               $ 635,567  $ 497,739  $ 423,270  $ 196,492  $ 99,001  $ 40,113  $ 21,679

Liabilities and shareholders' equity:
 Demand deposits                             $  96,866  $  84,658  $  82,060  $  64,405  $ 39,134  $ 16,867  $  8,370
 Time and savings deposits                     470,074    357,281    292,404    109,798    50,085    20,188    11,000
  Total deposits                               566,940    441,939    374,464    174,203    89,219    37,055    19,370
 Securities sold under
  agreements to repurchase
  and Federal funds purchased                   15,924     11,115     15,875      4,723     3,750        --        --
 Other liabilities                               7,213      8,391      6,994      3,202     1,211       394       394
 Shareholders' equity                           45,490     36,294     25,937     14,364     4,821     2,664     1,915
  Total liabilities and shareholders' equity $ 635,567  $ 497,739  $ 423,270  $ 196,492  $ 99,001  $ 40,113  $ 21,679

Statements of Income
 (for the years ended December 31):
 Operating revenue                           $  60,444  $  51,706  $  45,524  $  21,870  $  7,054  $  3,067  $  1,203
 Operating expense (1)                          49,953     44,038     41,703     18,375     5,983     2,424     1,075
 Income before taxes                            10,491      7,668      3,821      3,495     1,071       643       128
 Applicable income taxes (1)                     2,410      1,173        (43)     1,183       286       331        30
  Net income                                 $   8,081  $   6,495  $   3,864  $   2,312  $    785  $    312  $     98

Per share data (adjusted
  for stock dividends and splits):
 Average shares outstanding                      7,899      7,671      7,489      7,113     6,001     6,012     6,012
 Net income                                  $    1.02  $    0.85  $    0.52  $    0.33  $   0.13  $   0.05  $   0.02
 Cash dividends declared                     $    0.13  $    0.11  $    0.08  $    0.05  $   0.03  $   0.01  $   0.00
Other statistics:
 Stock dividends declared                           12%         --         5%        15%        8%        5%        5%
 Stock splits declared                               --         --    5 FOR 4         --        --        --        --
 Trust assets under administration
  (market value)                             $ 616,948  $ 600,817  $ 315,961  $ 112,696  $ 46,265  $ 25,477  $  5,548

(1) For the year 1992, operating expense includes the cumulative effect of the accounting change and provision for income tax includes the tax effect of the change. For the year 1993, provision for income tax includes the tax effect of the change in accounting principle for that year.

Santa Barbara Bancorp and Subsidiaries
1995 FINANCIAL STATEMENTS AND INFORMATION

Table of Contents                                         Page
Management's Resposibility for Financial Reporting          12
Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      13
Report of Independent Public Accountants                    38
Consolidated Balance Sheets                                 39
Consolidated Statements of Income                           40
Consolidated Statements of Changes in
   Shareholders' Equity                                     41
Consolidated Statements of Cash Flows                       42
Notes to Consolidated Financial Statements                  43
Selected Annual and Quarterly Financial Data                58

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1995, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1995, Santa Barbara Bancorp's internal control structure was effective in achieving the objectives stated above.

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

signature
David W. Spainhour
President and
Chief Executive Officer
Santa Barbara Bancorp

signature
William S. Thomas, Jr.
President and
Chief Executive Officer
Santa Barbara Bank & Trust

signature
Donald Lafler
Senior Vice President and
Chief Financial Officer
Santa Barbara Bancorp and
Santa Barbara Bank & Trust

Santa Barbara Bancorp and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of the Earnings, Financial Condition, and Business of the Company

Summary Results

Total assets, loans, deposits and equity of Santa Barbara Bancorp all grew in 1995, both in terms of their average balances for the year and from period end to period end. This growth occurred in part due to the Company's expansion into adjacent Ventura County, where three new branch offices were opened. However, net income decreased compared to the prior year for the first time in 30 years. Among the reasons for the decrease are the additional expenses incurred to open the new offices, a higher than expected level of losses resulting from the tax refund anticipation loan ("RAL") program, increased provisioning for potential loan losses on several large credits, and a higher cost of funds. Each of these is explained in more detail below in the relevant section of this discussion.

As economic recovery continued to be elusive, the inability of some borrowers to repay loans according to their contractual terms has increased the amount of non-performing assets compared to the amount at the end of 1994. However, they still represented less than eight tenths of one percent of total assets. This is less than the average for peer banks (Note A).

Business of the Company

Santa Barbara Bancorp (the "Bancorp") is a California bank holding company incorporated in 1982 that is headquartered in the city of Santa Barbara. The Bancorp on its own has a few operations, but these are very insignificant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). Unless otherwise stated, "Company" refers to the consolidated entity and to the Bank when the context indicates. "Bancorp" refers to the parent company only.

The Bank first opened for business in March, 1960, as Santa Barbara National Bank, and became a state-chartered bank in May, 1979, changing its name to Santa Barbara Bank & Trust. The Bank operates ten banking offices along the southern Santa Barbara County coastline, two offices in the county's central Santa Ynez Valley, and three offices in adjacent Ventura County: one in Camarillo, one in Oxnard, and one in the City of Ventura. A full range of banking services are offered to households, professionals, and small to medium size businesses.

The Bancorp's other operating subsidiary, SBBT Service Corporation (the "ServiceCorp"), provides correspondent bank services, such as check processing to other financial institutions throughout the Central Coast of California.

The remainder of this discussion is to assist readers of the accompanying financial statements by providing information on the environment in which the Company operates, the risks for a financial institution in this environment, the strategies adopted by the Company to address these risks, and the results of these strategies. Each of these elements will be addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes therein. Lastly, it is intended to provide insight into Management's assessment of the operating trends over the last several years and its expectations for 1996.

External Factors Impacting the Company

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the actions of the Federal Reserve Board ("the Fed") to raise or lower short-term interest rates to manage the pace of growth in the economy--raising rates to slow the pace and forestall inflation, lowering rates to spur growth and avoid recession. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economy appears to be experiencing some recovery. New companies are establishing their headquarters in the area. While heavy rains in early 1995 caused extensive damage in the Company's market area, reservoirs are filled and the severe drought of the last several years is over. This positively impacts tourism which has long been important to the communities in the Company's market area and has brought an end to water hookup moratoria which slowed housing growth. The local governments have generally been perceived to be inclined towards environmentalism and slow-growth. However, at both the state and local levels more attention is now being paid to the need to create a supportive business climate in order to maintain a healthy, sustainable economy.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. As a state-chartered commercial bank, the Bank is regulated by the California State Department of Banking. The Bancorp, as a bank holding company, the Bank, as a member of the Federal Reserve Bank (the "FRB"), and the ServiceCorp, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. The Bank became a member of the Federal Reserve System in 1995 to simplify regulatory issues. Prior to becoming a member, the Bank's primary Federal regulator was the FDIC.

Changes in regulation impact the Company in different ways. The FRB requires that the Company maintain cash reserves with it equal to a percentage of the Company's transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers as a means of stimulating or slowing economic activity.

The Company is also impacted by minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy."

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

Trends in the Banking and Financial Services Industries

Among the major trends within the banking and financial services industry over the last several years has been the continuing consolidation through mergers and seizures. 1995 saw a continuation of this trend as a number of large mergers and takeovers were announced across the country. In the Company's market area, the acquisition of the largest community bank in Ventura County, Bank of A. Levy, was completed by First Interstate Bancorp, which was itself later in the year to become the target of a hostile acquisition by Wells Fargo. This process of consolidation is expected to continue, and Management expects that, as in the past, it will provide the opportunity for the Company to gain both "in-market" market share from customers not satisfied with the new institution chosen for them and the opportunity for expansion into new geographic markets.

Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry such as AT&T and General Motors. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new residential loan products and programs for the sale of mutual funds and annuities to retail customers through the Company's Trust & Investment Services Division.

Risk Management

The Company sees the process of addressing the potential impacts of these external factors as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined. Also, the risks associated with existing products must periodically be reassessed. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and reassessment allows the Company to select the level of risk and the corresponding level of reward that is appropriate to the current economic conditions.

The special risks related to financial products are credit risk, market risk, mismatch risk, and basis risk. Credit risk is discussed in the sections related to loans. The nature of each of the other risks will be explained in the next secion. The effective management of these risks is the backbone of the Company's business strategy.

NET INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF ASSETS AND LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company takes in funds from depositors or other creditors and then either loans the funds to borrowers or invests those funds in securities or other financial instruments. Fee income is discussed in other sections of this analysis.

Net interest income is the difference between the interest income and fees earned on loans and investments and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: the volume of earning assets compared to the volume of interest bearing deposits and liabilities, and the interest rate earned on those interest earning assets compared with the interest rate paid on those interest bearing deposits and liabilities.

Net interest margin is net interest income expressed as a percentage of earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid, and that relationship is subject to the following types of risks that are related to changes in interest rates.

Market Risk Relating to Fixed Rate Instruments

The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold, the Company would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to "market risk" is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed rate securities generally earn less interest than longer term fixed rate securities.

Note 14 to the financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities as of the end of 1995 and 1994. Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The excess of fair values over carrying amounts at the end of 1995 is $20.7 million compared with a deficit of $7.8 million at the end of 1994. Most of this $28.5 million relative appreciation is related to securities as shown in Note 2 to the financial statements. The Company has a large portfolio of municipal securities. These longer term notes had unrealized gains of $15.9 million at the end of 1995, having increased in value with the steady decline in interest rates during the latter half of 1995, compared to unrealized gains of only $8.3 million at December 31, 1994. Also shown in Note 2, the U.S. Treasury and agency securities in the held-to-maturity portfolio had net unrealized gains of $1.6 million at December 31, 1995 as compared to net unrealized losses of $13.1 million at December 31, 1994.

There is market risk relating to the Company's fixed-rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because the Company must continue to pay the higher rate until the end of the term of the certificate. However, because the amount of fixed rate liabilities is significantly less than the fixed rate assets, and because the average maturity is substantially less than for the assets, the market risk is not as great. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of declining rates on the term deposits. They are worth $3.5 million more to customers at December 31, 1995 than they were when issued because they are paying higher than current market rates. However, this is much less than the $20.7 million by which the Company's assets are worth more to it than when acquired because they too are paying higher rates than are currently available for comparable assets.

Mismatch Risk

The second interest-related risk arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. The Company has a large portion of its loan portfolio tied to its base lending rate. If the base lending rate is lowered because of general market conditions, e.g., other banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on the deposits.

TABLE 1--Interest Rate Sensitivity
As of December 31, 1995
(in thousands)
                                       After three    After six     After one                  Noninterest
                           Within        months        months       year but                   bearing or
                            three      but within    but within      within      After five    nonrepricing
                           months      six months     one year     five years       years         items         Total
Assets:
Loans (Note F)          $   313,798   $    99,523   $    31,564   $    61,661   $    43,524   $     8,731   $   558,801
Cash and due from banks          --            --            --            --            --        74,746        74,746
Federal funds sold           65,000            --            --            --            --            --        65,000
Securities:                      --            --            --            --            --            --
 Held-to-maturity            10,944            --        21,470       151,560        47,756            --       231,730
 Available-for-sale          30,009        15,035        10,128        70,175            --           488       125,835
Bankers' acceptances        129,476         9,818            --            --            --            --       139,294
Other assets (Note E)            --            --            --            --            --        16,955        16,955
Total assets                549,227       124,376        63,162       283,396        91,280       100,920   $ 1,212,361

Liabilities and
   shareholders' equity:
Borrowed funds:
Repurchase agreements
 and Federal funds
 purchased                   51,316            --            --            --            --            --   $    51,316
Other borrowings              1,000            --            --            --            --           210         1,210
Interest-bearing deposits        --            --            --            --            --            --
 Savings and interest-           --            --            --            --            --            --
  bearing transaction
  accounts                  414,376            --       254,973            --            --            --       669,349
 Time deposits               75,263        44,394        45,541        60,990           361            --       226,549
Demand deposits                  --            --            --            --            --       158,122       158,122
Other liabilities                --            --            --            --            --         4,818         4,818
Net shareholders' equity         --            --            --            --            --       100,997       100,997
Total liabilities and
 shareholders' equity       541,955        44,394       300,514        60,990           361       264,147   $ 1,212,361
Interest rate-
 sensitivity gap        $     7,272   $    79,982   $  (237,352)  $   222,406   $    90,919   $  (163,227)
Gap as a percentage of
  total assets                0.60%         6.60%       (19.58%)       18.34%         7.50%       (13.46%)
Cumulative interest
 rate-sensitivity gap   $     7,272   $    87,254   $  (150,098)  $    72,308   $   163,227
Cumulative gap as a per-
 centage of total assets      0.60%         7.20%       (12.38%)        5.96%        13.46%

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

The first measuring period shown in the table covers assets and liabilities that mature or reprice within the three months following December 31, 1995. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant positive gap-- assets significantly exceeded liabilities--and interest rates dropped suddenly, the Company would have to wait for more than three months before enough deposits could be repriced to offset the lower earnings on the assets.

As of year-end 1995, the Company had a very small positive gap in this first period. Assets exceeded liabilities by 0.60% of total assets, well within the target range of 10%. There is some arbitrariness in the assignment of deposit accounts that reprice at the option of the Company to specific time periods. For the purposes of this table, the Company has made the assumption that some of the money market accounts will reprice within three months, but this will be governed by market conditions rather than contractual terms.

In the next period, after three months but within six months, there is also an excess of assets over liabilities, but again the mismatch is within the target range of the Company.

For the third period, after six months but within one year, liabilities substantially exceed assets. However, this excess is also due to some assumptions the Company makes with respect to its deposits. NOW accounts, money market accounts, and passbook savings accounts may be repriced at any time, and thus by their contractual terms would ordinarily be placed in the first period--within three months. However, depositors do not expect the rate on these accounts to change with each slight movement of market interest rates, so Management does not normally expect to reprice these accounts more often than every six months to a year. These accounts are therefore placed in the third period--after six months but within one year. In practice, however, if interest rates were to rise or fall precipitously, these accounts would be repriced as often as necessary to protect the net interest margin while remaining competitive in the market place. Management is therefore not taking any specific steps to lessen the gap for this period, other than reviewing the assumptions about repricing frequency on a continuing basis in light of current market conditions.

If these accounts were placed in the first period, the gap for this third period would be slightly positive and the gap for the first period would be about negative 19%, outside the target range for the period. This presentation would show the Company benefiting in the short term by falling rates more than is likely to be the case because there are practical limits to how much and how frequently interest rates can be dropped on deposit accounts even if the Company is permitted to do so.

The cumulative dollar gap and cumulative gap as a percentage of total assets is also shown in the table. It is important to take note of the cumulative gap amounts if they are additive or magnify the gaps for the individual period. Because cumulative gaps through the third period are offsetting, no additional considerations apply than explained above for the individual periods.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes. The Company does attempt to loosely match its long-term municipal bond holdings with long-term IRA certificates of deposit. However, much of the rest of the assets in this category are highly liquid U.S. Treasury notes. As part of the Liquidity Portfolio as explained in "Securities" below, these would be sold if interest rates rise in order to achieve a repricing.

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

Net Interest Income and Net Economic Value Simulations

A gap report can show mismatches in the maturities and repricing opportunities of assets and liabilities, but has limited usefulness in measuring or managing market risk and basis risk. To assess the extent of these risks in both its current position and the potential results of positions it might take in the future, the Company uses a computer model to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and changes in both directions.

TABLE 2--Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income,
             Expense, and Rates                            (Taxable equivalent basis - Notes B and E)

(amounts in thousands)                                 1995                       1994                      1993
                                           Balance  Interest   Rate    Balance  Interest    Rate   Balance Interest  Rate
Assets:
 Loans (Note C):
  Commercial                             $  152,149 $16,055   10.55% $  169,001 $16,472     9.75% $181,813 $15,725    8.65%
  Real estate                               306,288  26,226    8.56     230,607  19,138     8.30   206,504  18,803    9.11
  Consumer                                   77,381  10,692   13.82      78,997  11,603    14.69    83,153   8,905   10.71
   Total loans                              535,818  52,973    9.89     478,605  47,213     9.86   471,470  43,433    9.21
 Securities:
  Taxable                                   290,950  16,127    5.54     350,849  18,580     5.30   300,645  17,074    5.68
  Non-taxable                                85,162  10,562   12.40      83,711  11,114    13.28    76,723  10,490   13.67
  Equity                                        238      14    6.00           -       -        -         -       -       -
   Total securities                         376,350  26,703    7.10     434,560  29,694     6.83   377,368  27,564    7.30
 Money market instruments:
  Bankers' acceptances                       54,367   3,294    6.06      31,282   1,500     4.80    22,662     760    3.35
  Federal funds sold                         53,695   3,131    5.83      16,709     772     4.62    26,881     795    2.96
   Total money market
    instruments                             108,062   6,425    5.95      47,991   2,272     4.73    49,543   1,555    3.14
 Total earning assets                     1,020,230  86,101    8.44%    961,156  79,179     8.24%  898,381  72,552    8.08%
 Non-earning assets                          59,998                      58,313                     64,109
  Total assets                           $1,080,228                  $1,019,469                   $962,490

Liabilities and shareholders' equity:
 Borrowed funds:
  Repurchase agreements and
   Federal funds purchased               $   26,801   1,474    5.50% $   23,632     878     3.72% $ 24,952     728    2.92%
  Other borrowings                            1,450      74    5.10       2,314      81     3.50     2,586      68    2.63
   Total borrowed funds                      28,251   1,548    5.48      25,946     959     3.70    27,538     796    2.89
 Interest bearing deposits:
  Savings and interest bearing
   transaction accounts                     602,661  20,559    3.41     562,049  14,714     2.62   505,085  11,493    2.28
  Time deposits                             212,056  11,476    5.41     214,860   9,294     4.33   240,080  10,073    4.20
   Total interest bearing
    deposits                                814,717  32,035    3.93     776,909  24,008     3.09   745,165  21,566    2.89
   Total interest bearing
    liabilities                             842,968  33,583    3.98%    802,855  24,967     3.11%  772,703  22,362    2.89%
 Demand deposits                            132,095                     119,578                    100,384
 Other liabilities                            6,892                       6,662                      5,572
 Net shareholders' equity                    98,273                      90,374                     83,831
  Total liabilities and
   shareholders' equity                  $1,080,228                  $1,019,469                   $962,490

Interest income/earning assets                                 8.44%                        8.24%                     8.08%
Interest expense/earning assets                                3.29                         2.60                      2.49
Net interest margin                                  52,518    5.15              54,212     5.64            50,190    5.59
Provision for loan losses
 charged to operations/earning assets                 9,924    0.97               6,257     0.65             6,150    0.68
Net interest margin after provision
 for loan losses on tax equivalent basis             42,594    4.18%             47,955     4.99%           44,040    4.91%
Less: taxable equivalent income
 included in interest income from
 non-taxable securities and loans                     3,913                       4,279                      4,119
Net interest income                                 $38,681                     $43,676                    $39,921

TABLE 3--Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis - Notes D and E)
(in thousands)

                                             1995 over 1994                    1994 over 1993
                                      Volume     Rate       Total       Volume     Rate       Total
Increase (decrease) in:
Interest income:
 Loans
  Commercial loans                    $  (1,712) $   1,295  $    (417)  $  (1,160) $   1,907  $    747
  Real estate loans                       6,470        618      7,088       2,089     (1,754)      335
  Consumer loans                           (234)      (677)      (911)       (465)     3,163     2,698
     Total loans                          4,524      1,236      5,760         464      3,316     3,780
 Securities:
  Taxable                                (3,270)       817     (2,453)      2,706     (1,200)    1,506
  Non-taxable                               191       (743)      (552)        931       (307)      624
  Equity securities                           7          7         14          --        --       --
   Total securities                      (3,072)        81     (2,991)      3,637     (1,507)    2,130
 Money market instruments:
  Bankers' acceptances                    1,323        471      1,794         346        394       740
  Federal funds sold                      2,110        249      2,359        (369)       346       (23)
   Total money market
     instruments                          3,433        720      4,153         (23)       740       717
 Total earning assets                     4,885      2,037      6,922       4,078      2,549     6,627

Liabilities:
  Repurchase agreements and
   Federal funds purchased                  130        466        596         (41)       191       150
  Other borrowings                          (36)        29         (7)         (7)        20        13
     Total borrowed funds                    94        495        589         (48)       211       163
 Interest bearing deposits:
  Savings and interest bearing
   transaction accounts                   1,130      4,715      5,845       1,387      1,834     3,221
  Time certificates of deposit             (122)     2,304      2,182      (1,084)       305      (779)
    Total interest bearing
     deposits                             1,008      7,019      8,027         303      2,139     2,442
    Total interest bearing
     liabilities                          1,102      7,514      8,616         255      2,350     2,605
 Net interest margin                  $   3,783  $  (5,477) $  (1,694)  $   3,823  $     199  $  4,022


Asset/Liability Management

The Company monitors asset and deposit levels, developments and trends in interest rates, its liquidity and capital adequacy, and marketplace opportunities. It responds to all of these to protect and enhance net interest income while managing risks within acceptable levels. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above.

Table 2, "Distribution of Average Assets, Liabilities and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the daily average balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Average balances for the year are used in the table rather than the end of the year amounts shown in the balance sheets of the accompanying financial statements. When comparing year to year, the use of average balances more accurately reflects growth patterns since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances and not to what the balances happened to be on the last day of the year.

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

As mentioned above, the Company carefully monitors its net interest income and its net interest margin. As might be expected, as the Company has grown and has had more earning assets, net interest income generally has increased. However, whether the net interest margin increases or decreases depends on how well the Company has managed interest rate risks, product pricing policy, product mix, and also on external trends and developments.

As shown in Table 2, the net interest margin increased from 5.59% in 1993 to 5.64% in 1994, as the average rate earned on assets increased 16 basis points while the average rate paid for liabilities increased by only 11 basis points. In 1995, the average rate earned increased by only 20 basis points while the average rate paid for liabilities increased by 69 basis points, resulting in a decline in the net interest margin to 5.15%. Table 3 shows the volume and rate variance analysis of net interest income for 1995 compared to 1994, and 1994 compared to 1993. This analysis computes the proportion of the change in net interest income due to changes in the balances from one year to another and the proportion due to changes in rates between the two years.

There are always steps that the Company can take to increase its net interest margin. Among these steps would be to increase the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; to emphasize fixed rate loans because they earn more than variable rate loans; to purchase lower rated securities; and to lend to less creditworthy borrowers. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involve more risk. The first two involve more market risk, the second two more credit risk. Management intends to continue to use a balanced approach.

Non-earning Assets

For a bank, non-earning assets are those assets like cash reserves, equipment, and premises which do not earn interest. This ratio is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in non-earning assets lessens the amount of interest that may be earned. Non-earning assets averaged 6.66% of total average assets in 1993. This was higher than usual for the Company. The major reason for this increase was Other Real Estate Owned ("OREO"). During 1993, foreclosure action was taken on one large loan resulting in the addition of over $9 million in OREO. Though only $2.0 million of the properties obtained in this foreclosure remained unsold at December 31, 1993, carrying it as OREO during most of the year significantly impacted the average balance of non-earning assets. Similarly, the expected foreclosure on another loan resulted in $5 million being carried as OREO for a portion of 1993, before the loan was eventually paid.

With most of these properties disposed of in 1993, the average balance of OREO was only $1.9 million in 1994 compared with $11.0 million in 1993. This aggressive approach to disposing of foreclosed property allowed average non-earning assets to drop to 5.72% of assets in 1994. In 1995, average non-earning assets dropped to 5.55%. The Company's ratio compares very favorably to its peers. As of September 30, 1995, the average ratio of non-earning assets to total assets for all FDIC banks, regardless of size, was 15.72%. Using the Company's average asset size and average rate of 5.95% earned in 1995 on money market investments, having an extra 10.17% of assets earning interest meant the Company had $109.8 million more in earning assets compared with its peers and earned $6.5 million in pre-tax income on those assets. These additional earnings are somewhat offset by higher lease expense, additional equipment cost, and occasional losses taken on quick sales of foreclosed property. Overall, however, Management believes that these steps give the Company an earnings advantage. This efficient use of assets also allows the Company to produce a given amount of revenue at substantially less risk than its competition. There is less risk because additional deposits or borrowings do not have to be obtained to fund the assets generating the revenue.

SECURITIES

The major components of the earning asset base for 1995 were the securities portfolios, the loan portfolio and the Company's holdings of money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

TABLE 4--Maturity Distribution and Yield
         Analysis of the Securities Portfolios

                                                    After one   After five
As of December 31, 1995                 One year    year to     years to    Over
(amounts in thousands)                  or less     five years  ten years   ten years   Total
Maturity distribution:
 Available-for-sale:
  U.S. Treasury obligations            $  30,109   $  70,175          --          --   $ 100,284
  U.S. agency obligations                 25,063          --          --          --      25,063
  Equity securities                                                                          488
 Subtotal                                 55,172      70,175          --          --     125,835
 Held-to-maturity:
  U.S. Treasury obligations               25,111      72,417          --          --      97,528
  U.S. agency obligations                  4,925      46,901          --          --      51,826
  State and municipal
   securities                              2,378      32,242   $  21,823   $  25,933      82,376
     Subtotal                             32,414     151,560      21,823      25,933     231,730
Total                                  $  87,586   $ 221,735   $  21,823   $  25,933   $ 357,565

Weighted average yield (Tax equivalent-Note B):
 Available-for-sale:
  U.S. Treasury obligations                4.94%       5.34%          --          --       5.22%
  U.S. agency obligations                  5.79%          --          --          --       5.79%
  Equity securities                                                                        6.00%
 Weighted average                          5.33%       5.34%          --          --       5.33%
 Held-to-maturity:
  U.S. Treasury obligations                   --          --          --          --          --
  U.S. agency obligations                  5.30%       5.78%          --          --       5.66%
  State and municipal
   securities                             11.61%      13.25%      11.09%      10.30%      11.70%
    Weighted average                       5.97%       7.52%      11.09%      10.30%       7.95%
Overall weighted average                   5.56%       6.83%      11.09%      10.30%       7.02%

SFAS 115 and the Establishment of Two Portfolios

Upon implementation of SFAS 115 on December 31, 1993, the Company classified its securities into two portfolios, the "Earnings" or held-to-maturity portfolio, and the "Liquidity" or available-for-sale portfolio.

The Earnings Portfolio consists only of securities purchased with the intention and ability to hold to maturity, to be sold only in event of concerns with the issuer's creditworthiness, a change in tax law that eliminates their tax-exempt status, or other infrequent situations as permitted by SFAS 115. Securities in the Earnings Portfolio would not be sold because of changes in market rates, liquidity needs, or asset/liability management concerns. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and agency securities with maturities normally up to five years from date of purchase.

The Liquidity Portfolio consists of securities which might be sold for liquidity needs and asset/liability concerns, and will be sold if their market value deteriorates to a predetermined point because of higher interest rates. The Liquidity Portfolio consists of U.S. Treasury and agency securities with original maturities normally up to two years from date of purchase.

Prior to adoption of SFAS 115, the Company followed a policy of selling securities which had declined in value due to increases in market interest rates. While this resulted in immediate losses, it permitted the reinvestment of the proceeds in higher yielding securities. The Company was able to take a tax deduction for the loss in the year of the sale, but the taxes on the increased income were spread out over the life of the new security, for a net economic benefit to earnings. After adoption of SFAS 115, the Company continued to follow this policy for the Liquidity Portfolio, but could not sell securities from the Earnings Portfolio because of their held-to-maturity classification.

"Window of Opportunity" Period to Reassess and Reclassify

As discussed in Note 2 to the financial statements, in November 1995, the FASB permitted a one time, "window of opportunity" period lasting until December 31, 1995 to reassess the classification of securities and reclassify them from held-to-maturity to available-for-sale without calling into question the ability or intent to hold to maturity the securities remaining in the held-to-maturity classification.

As was the case with other financial institutions, the Company had discovered after the implementation of SFAS 115 that it had significantly less flexibility to use its securities for asset/liability management purposes when they were classified as held-to-maturity. The Company could not sell securities that had declined in value because of increases in interest rate in order to reinvest the proceeds at higher rates. Similarly, if the Company desired to change the average maturity of securities to create more complementary matching characteristics with other assets and liabilities by selling some securities and repurchasing others in new maturity ranges, it was unable to sell the ones which were causing the mismatch because they had been classified as held-to-maturity.

Therefore, in this "window of opportunity" period, the Company reviewed its securities and concluded that there were opportunities to achieve more flexibility and better maturity balance by reclassifying certain securities with maturities in crowded maturity zones from its Earnings Portfolio (held-to-maturity) to its Liquidity Portfolio (available-for-sale), then selling those securities and purchasing other securities with different maturities. On November 29, 1995, the Company transferred $144 million of U.S. Treasuries from its Earnings Portfolio to its Liquidity Portfolio. The Company then sold $94 million of those securities at an aggregate net loss of $77,000 and started purchasing other securities into targeted, less crowded maturity zones. The objective is to achieve, over time, a better maturity balance in both the Liquidity and Earnings Portfolios, establishing relatively level amounts in each maturity range.

In addition to achieving more flexibility, the Company also established a $50 million Discretionary Portfolio of securities which while classified as available-for-sale were not currently needed for liquidity or asset/liability management. However, because of their classification, should liquidity or asset/liability management considerations make their sale advisable, such sales are permitted. The portfolio will be accounted for like the Liquidity Portfolio because the securities will be classified as "available-for-sale" but they will be managed more like securities in the Earnings Portfolio and will not be automatically sold if their market values deteriorate to a predetermined point because of higher interest rates. This will result in some additional capital volatility as unrealized gains and losses for these securities are recognized in the separate component of capital. Securities in the Discretionary Portfolio will normally have maturities up to three years from date of purchase. In Note 2 to the financial statements, they are all included in the amounts shown for available-for-sale securities.

Planned Amortization Class ("PAC's") Securities

In December 1995, the Company began to investigate the advisability of purchasing short-term, high-quality, planned amortization class securities. These securities are specialized portions of larger collateralized mortgage obligation pools. The objective is to achieve increased yields with high-quality, short-term securities other than just U.S. Treasuries and agencies. These PAC securities with the underlying mortgages guaranteed by U.S. agencies currently yield 40 to 50 basis points more than U.S. Treasuries of the same maturity range. When acquired, they will be classified as available-for-sale and placed in either the Discretionary or Liquidity Portfolio. As of December 31, 1995, no PAC's had been acquired; subsequently, the Company has acquired some PAC bonds, all of which have been classified into the Discretionary Portfolio. Management intends to purchase approximately $30 million of these securities.

Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve several purposes: 1) they (primarily the Liquidity Portfolio) provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) the deposits of public agencies and trust customers must be secured by certain assets of the Company as required by law, and portions of any of the securities portfolios may be used for this function; 3) they are a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) they (primarily the Earnings Portfolio) are an alternative interest-earning use of funds when loan demand is light; and, 5) they may provide partially tax -exempt income.

Liquidity and Portfolio Distribution: The first purpose listed above, liquidity, is provided through proceeds arising from the outright sale of securities, the maturity of securities, and repurchase agreements involving securities. Although securities in the Earnings Portfolio (held-to-maturity) may not be sold without calling into question the Company's intent to hold the remaining securities in the Earnings Portfolio to maturity, securities in the Liquidity and Discretionary Portfolios (both available-for-sale) can be sold to provide liquidity when needed. Maturing securities also provide liquidity irrespective of the portfolio in which held; to best achieve this, the combined portfolios should be of an adequate size and have staggered maturities. In assessing the adequacy of the size of the portfolios and managing the maturity schedule, the Company also looks at the combination of bankers acceptances and Federal funds sold. Liquidity can also be achieved by repurchase agreements. Under these arrangements, certain types of securities can be sold under agreements to repurchase in order to obtain short-term, temporary liquidity.

It is expected that the Earnings Portfolio will stay relatively stable as a percentage of assets through the reinvestment of maturing securities. The relative amounts of securities maintained in the Discretionary and the Liquidity Portfolios should change based on expected liquidity needs. The Company's investment and liquidity policies direct that if the ratio of loans to assets increases, then most new purchases will have relatively short maturities and would be made for the Liquidity Portfolio so that funds will be available as needed. When loans are decreasing as a percentage of total assets, most new purchases would be made for the Discretionary Portfolio to obtain higher yields.

Pledging: The legal requirements for securing specific deposits by pledging certain of the Company's securities, the second purpose of the portfolio, may only be satisfied by certain types of securities. A large proportion of the deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Matching: As discussed above, a major concern in managing interest rate risk is matching the maturities and/or repricing characteristics of assets and liabilities so that changes in interest rates will affect both sides of the balance sheet equally. The Company tries to better meet the needs of loan customers by being flexible in offering a variety of maturity and repricing terms for the funds they borrow from the Company. Their decisions, however, will not always match the maturity and repricing decisions made by the deposit customers. Because the Company can select from a wide variety of securities which have different maturities and repricing terms, the securities portfolios may be used to obtain the desired overall matching.

This use of the portfolios for matching is also available only if there are frequent maturities that provide cash to reinvest. With a little over 23% of the combined portfolios made up of long-term tax-exempt securities, it is necessary for most of the remaining portion of the portfolio to be invested in securities with shorter maturities; the maturity of most purchases in the last two years has been in the 1 to 3 year range.

Alternative to Loans: When loan demand is not sufficient to keep up with the inflow of funds from depositors, the funds may be invested in securities. There is generally less credit risk with securities than with loans, but the yields are also lower. The securities purchased for this purpose are placed in the Earnings or Discretionary Portfolios.

Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 1995. The weighted average yields (using taxable equivalent adjustments in calculating the yields of state and municipal securities- -Note B) of the securities are also shown. The average yields on the taxable securities (U.S. Treasury and agency securities) are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, securities are purchased for earnings only when loan demand is weak.

Tax-Exempt Securities: Prior to 1986, much of the income from the securities now included in the Earnings Portfolio had the additional advantage of being tax-exempt through investment in state and municipal bonds.

The average yields for tax-exempt securities reported in Table 4 are significantly higher than for taxable securities, but this advantage is not readily available since the passage of the Tax Reform Act of 1986 ("TRA"). Certain provisions of this act disallow a deduction for income tax purposes for the portion of the interest expense paid on deposits and other liabilities that fund most tax-exempt securities now purchased.

However, certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities, and the Company must do a careful credit evaluation to ascertain that the municipality has a diverse and healthy tax base from which to repay the debt. In reviewing securities for possible purchase, management must also ascertain that they have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax or the tax advantage could be lost. In the last several years the Company has been able to identify some securities that met all of these criteria and purchased $3.7 million in 1995, $9.7 million in 1994, and $2.6 million in 1993. The Company expects any purchases in coming years to be of about the same magnitude, and expects to be able to continue to earn approximately $7 million per year in tax-exempt income.

Portfolio Turnover, Unrealized Gains and Losses, and Securities Losses

As shown in the accompanying consolidated statements of cash flows there is a relatively large turnover in the securities portfolios. The purchase of relatively short-term securities both to provide liquidity and to minimize market risk, as explained above, is part of the reason for the high turnover in the Company's securities portfolios. The reclassification and sale of $94 million of U.S. Treasuries for maturity restructuring during the FASB 115 "window of opportunity" period in November 1995, also as explained above, is another part of the reason.

Turnover from sales will also result from the Company following its "stop loss" policy of liquidating taxable fixed rate securities with a remaining maturity of over one year if they have declined in fair value by a specified amount, while holding securities that have appreciated in fair value because of declining rates. With the adoption of SFAS 115, only the securities in the Liquidity Portfolio are subject to sale for this reason.

In 1994, as short-term interest rates increased substantially, many of the available-for-sale securities were sold because their established stop-loss points were reached. In fact, a number of the securities purchased during 1994 with the proceeds of maturing or sold securities were themselves sold as their stop-loss points were in turn passed. These sales caused $1.19 million in realized pre-tax losses.This loss offsets some of the Company's taxable income thereby providing an immediate tax benefit and the proceeds permitted the Company to increase its average earning rate by purchasing new securities at the higher rates.

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

Other Effects of Interest Rate Changes on the Securities Portfolios

The Company does not have a trading portfolio. That is, it does not purchase securities on the expectation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment policy directs that securities' maturities (other than for municipal securities) be approximately equally spaced into quarterly maturity zones within the respective portfolios (Earnings, Discretionary and Liquidity).

Hedges, Derivatives, and Other Disclosures

The Company has not made use of interest rate swaps or other forms of off-balance sheet hedging, but expects to establish policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.

The Company did not purchase any derivative securities in 1995, but as noted above has started in early 1996 to acquire up to $30 million of high-quality, short-term planned amortization class securities. The Company has purchased several structured notes issued by U.S. agencies, but, as described in Note 2 of the accompanying financial statements, they are step-up bonds that pay an increased interest rate if not called. They are not indexed nor have contingent terms other than whether the issuer will decide to call them.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

Money Market Instruments--Federal Funds Sold and Bankers' Acceptances

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold. Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities or bankers' acceptances. Average Federal funds sold and bankers' acceptances as a percentage of average earning assets tends to vary based on changes and differences in short-term market rates. While the acceptances of only highly rated financial institutions are utilized, acceptances have some amount of risk above that of U.S. Treasury securities, and the Company therefore requires that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk.

The average balance of bankers' acceptances held during 1995 was $54.4 million and the amount at year-end was $139 million. These figures are higher than the comparable balances for 1993 or 1994, primarily because a large proportion of the proceeds from the sale of the securities as a result of the SFAS window of opportunity were invested in bankers' acceptances. One purpose of the sale and reinvestment as explained above was to better balance the maturities in the securities portfolios. The Company could not immediately purchase securities in the right maturity ranges and so temporarily invested the funds in bankers' acceptances until suitable Treasury and agency securities were available.

LOAN PORTFOLIO

Table 5 sets forth the distribution of the Company's loans at the end of each of the last five years.

TABLE 5--Loan Portfolio Analysis by Category

(in thousands)
                                                                December 31
                                            1995      1994     1993      1992     1991
Real estate:
 Residential                                $ 142,143 $108,923 $  54,395 $ 40,496 $  30,133
 Non-residential                              179,272  145,928   123,534  108,117    96,548
 Construction and development                  20,846   26,695    41,030   67,524    85,454
Commercial, industrial, and agricultural      144,011  148,396   168,227  168,575   188,252
Home equity lines                              34,597   32,573    36,219   43,877    44,318
Consumer                                       28,494   27,319    27,331   36,888    44,328
Municipal tax-exempt obligations                7,573    7,831    11,888    9,445     7,955
Other                                           1,865    1,766     1,606    2,293     2,152
                                            $ 558,801 $499,431 $ 464,230 $477,215 $ 499,140

Net deferred fees                           $   2,139 $  2,038 $   1,301 $  1,162 $   1,219


The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $35 million from the end of 1993 to the end of 1994 and about $59 million from the end of 1994 to the end of 1995. Economic recovery, the expansion into the Ventura County market, and new calling programs centered on potential commercial customers, were all reasons for the growth.

Residential mortgages showed the largest growth in 1995. More variety in the kinds and terms of loans offered to customers and more aggressive pricing resulted in an expanded share of the residential real estate mortgage market. Most of these loans are 1-4 family adjustable rate mortgage loans, which generally have low initial "teaser" rates. While these loans have interest rate "caps," nearly all can be repriced to a market rate of interest within a reasonable time. A few loans have payment caps which would result in negative amortization if interest rates rise appreciably.

During 1995, the Company entered into indirect financing agreements with a number of local automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This program is neither a factoring or flooring arrangement. The individual customers are the borrowers and thus there is no large concentration of credit risk. There were approximately $1.7 million of such loans included in the consumer loan total as of December 31, 1995. The Company expects to reach a balance of $12 million of these loans by the end of 1996.

The same interest rate and liquidity risks that apply to securities are also incurred in lending activity. Long-term fixed rate loans are subject to market risk. The table in Note 14 to the financial statements shows only a very slight difference between the carrying amount of loans and their market value. This occurs because the majority of the loans made by the Company either amortize monthly or have relatively short maturities and, except for the consumer loans and the municipal obligations, most have floating rates of interest. The floating rates are generally tied to the Company's base lending rate or to another market rate indicator, which serve to lessen the risk to the Company from increases in interest rates. The Company sells any of the fixed rate real estate loans that are salable in the secondary market as a means of limiting market risk.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 1995, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 6--Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates
(in thousands)
                                                 Due after
                                 Due in one      one year to   Due after
                                 year or less    five years    five years
Commercial, industrial, and
  agricultural loans:
 Floating rate                   $ 115,254             --           --
 Fixed rate                         10,744       $ 11,413      $ 1,313
Real estate-construction
 and development:
 Floating rate                      21,853             --           --
 Fixed rate                             --             --           --
Municipal tax-exempt
 obligations                            --          7,068          505
                                 $ 147,851       $ 18,481      $ 1,818

The amortization and short maturities also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio.

Tax Refund Anticipation Loans ("RAL's") and Refund Transfers

The Company has been providing RAL's for the last four tax years. The taxpayer requests a loan through a tax preparer, with the expected refund as the source of repayment. The Company does not earn interest based on the amount of the loan or the length of time it is outstanding. Instead, the Company collects a fee for each loan. After withholding the loan fee due to the Company (the withheld fee is recognized as income only after the loan is collected), the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to pay their refund to the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is sent by the Company to the taxpayer when received from the IRS.

For the 1993 tax season, almost $45 million was lent to over 42,000 taxpayers. The collected fees amounted to just over $1 million. The pre-tax earnings after losses from these loans was about $412,000, and the average loan was outstanding for 20 days.

The program was expanded in 1994. About 150,000 loans were made, totaling $230 million. The fees earned were $4.8 million and net charge-offs were $2.4 million (1.03% of total loans), resulting in net fee income after losses of $2.4 million.

As is more fully discussed below, approximately $75.5 million was lent to about 75,600 taxpayers in 1995. Fees earned on the loans totaled $3.2 million with net loan charge-offs through year-end totaling $4.0 million.

TABLE 7--Summary of Loan Loss Experience
(in thousands)

                                         Year ended December 31
                                        1995    1994    1993    1992   1991
Balance of the allowance for
 loan loss at beginning of year         $12,911 $10,067 $ 9,353 $7,611 $6,207
Charge-offs:
 Real estate:
  Residential                             1,086      --      --     --     --
  Non-residential                         4,847      47      --     70     --
  Construction and development               --      --   3,380    331    878
 Commercial, industrial, and agricultural   787     921   1,268  1,553  1,169
 Home equity lines                           86     200     --      77     --
 Tax refund anticipation                  4,402   3,030     650    404     --
 Other consumer                             394     345     570    762    711
 Municipal tax-exempt obligations            --      --      --     --     --
   Total charge-offs                     11,602   4,543   5,868  3,197  2,758

Recoveries:
 Real estate:
  Residential                                22      --      --     --     --
  Non-residential                            12      --      --     --     --
  Construction and development               --      --       2     --     --
 Commercial, industrial, and agricultural   430     235     130    116    137
 Home equity lines                           34      50      --     --     --
 Tax refund anticipation                    383     672      62     77     --
 Other consumer                             235     173     238     96    125
 Municipal tax-exempt obligations            --      --      --     --     --
   Total recoveries                       1,116   1,130     432    289    262
Net charge-offs                          10,486   3,413   5,436  2,908  2,496
Provision for loan losses charged
  to operations                           9,924   6,257   6,150  4,650  3,900
Balance at end of year                  $12,349 $12,911 $10,067 $9,353 $7,611
Ratio of net charge-offs to
 average loans outstanding                1.96%   0.71%   1.15%  0.60%  0.48%


Losses are higher for RAL's than for most other loan types, but were substantially greater in 1995 than in previous years. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than these RAL's. Many taxpayers make use of the service because they do not have a permanent mailing address at which to receive their refund. Therefore, if there is a problem with the return such that the IRS rejects, partially disallows, or disregards the request of the taxpayer to remit the refund to the Company, collection efforts may be less effective than with local customers.

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

Through the 1994 filing season, the Company only extended the loans to the taxpayer after receiving an acknowledgement from the IRS that it has run several preliminary computer checks on the taxpayer for such items as a valid Social Security number and that there are no outstanding liens from the IRS against the taxpayer. However, for the 1995 filing season, the IRS eliminated that acknowledgement. To reduce the additional credit risk, the Company ran credit checks on all taxpayers who were new to the program in the 1995 filing year. While helpful, this step was not sufficient to mitigate a change made in IRS procedures during the tax filing season after the Company had made a large amount of loans. The IRS placed a moratorium on electronic payment of refunds which had a significant portion related to the Earned Income Tax Credit ("EIC"). Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company began to restrict loans only to those taxpayers who met certain credit standards, and excluded the EIC related portion of any refund from the amount which it would lend. However, losses resulted from the loans the Company had already made.

The Company had raised fees for the season to cover the additional expenses associated with credit checks. Also, fewer taxpayers qualified for loans with the restrictions implemented after the IRS change. These factors reduced the number of loans and the associated fees.

The Company instituted substantial collection efforts as soon as the problems were recognized and approximately 1,900 customers representing $900,000 in loans are making payments. In addition, the Company has entered into cooperative agreements with the other banks making RAL's in 1996. Under these agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, that second bank will repay the delinquent amount to the first bank before remitting the refund to the taxpayer. From the beginning of 1996 to the date of the preparation of this discussion, just over $1 million has been recovered in delinquent loans from prior years. Additional amounts are expected to be recovered.

Many taxpayers not qualifying for loans in 1995 still had their returns filed electronically and received their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepared a check or authorized the tax preparer to issue a check to the taxpayer. The Company earned approximately $1.6 million in fees for this refund transfer service, which helped to offset the losses and the cost of collection efforts. The net result for the program in 1995 was a pre-tax loss of about $683,000. This figure includes only the recoveries received during 1995, with the large amount of recoveries on 1995 loans (about $921,000) received in 1996 to be reported with 1996 operating results.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the balance sheets as of December 31, 1995 or 1994 because all loans not collected from the IRS are charged-off before year-end. The fees earned on the loans are included in the accompanying income statements for 1995, 1994, and 1993 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.

TABLE 8--Allocation of the Allowance for Loan Losses
(amounts in thousands)
                             December 31, 1995     December 31, 1994    December 31, 1993
                                     Percent of            Percent of              Percent of
                                     Loans to              Loans to                Loans to
                              Amount Total Loans    Amount Total Loans   Amount    Total Loans
Commercial, industrial,
 and agricultural            $ 6,048     25.2%     $ 5,343    29.2%     $  3,508    35.4%
Real estate:
 Residential                     836     24.9        1,183    21.4         1,074    11.5
 Non-residential               2,503     31.4        2,856    28.7         1,652    26.0
 Construction
  and development                526      3.6        1,141     5.3           881     8.7
Home equity lines                534      6.1          496     6.4           491     7.6
Consumer                         447      5.0          438     5.4           462     5.8
Municipal tax-exempt
 obligations                      --      1.3           --     1.5            --     2.5
Other                            126      2.5           91     2.1           104     2.5
Not specifically allocated     1,329       --        1,363      --         1,895     --
Total allowance              $12,349    100.0%     $12,911   100.0%     $ 10,067   100.0%
Allowance for loan loss
 as percentage of
 year-end loans                2.21%                 2.59%                 2.17%


ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in the business of extending loans to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance.

Determination of Adequacy and the Allocation Process
The Company formally assesses the adequacy of the allowance on a quarterly basis. An important step in this assessment and in managing credit risk is to periodically grade all of the larger loans, all of the delinquent loans, and other loans for which there is a question of repayment. A significant portion of all other loans are also graded. A portion of the allowance is then allocated to the delinquent or otherwise questionable loans in an amount sufficient to cover Management's estimate of the loss that might exist in them. A portion of the allowance is also allocated to the remainder of the loans based on the latest grading of their quality. Relatively more is allocated to those loans which, while currently performing according to their terms, are in categories that have characteristics which lead Management to conclude that there is inherently more risk of problems in the future.

The implementation by the Company of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118") on January 1, 1995 is discussed in Note 1 to the financial statements. The statements specify how lenders must determine the amount of the allowance that must be recorded for certain types of loans that are impaired. Valuation allowances established in accordance with the provisions of these statements are included in the allocation process outlined above.

There are limitations to any grading process. The first is that it is impracticable to grade every loan every quarter. Therefore, it is possible that some of the smaller currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. The second limitation is that grading must be done without knowing whether all relevant facts are at hand. Delinquent borrowers may deliberately or inadvertently omit important information from reports or conversations with lenders regarding their financial condition and the strength of repayment sources. The third limitation is that even for experienced reviewers, grading loans and estimating possible losses involve judgments about the present situation and the impact of potential future events. Eventual losses therefore may differ from the most recent estimate. Because of these limitations, the Company assumes that there are losses inherent in the current portfolio which will be sustained, but which have not been identified to date. It therefore maintains the allowance at an amount larger than the total that is allocated as described above.

To the extent that the allowance is insufficient to cover the amounts allocated and its estimate of unidentified losses, Management records additional provision for loan loss. If the allowance is greater than appears to be required, less provision expense will be recorded.

The allowance allocation shown in Table 8, "Allocation of the Allowance for Loan Losses," should not be interpreted as an indication of the specific amounts or specific loan categories in which charge-offs did or may ultimately occur. There is no allocation of allowance to RAL's because all loans unpaid were charged-off prior to year-end, yet there inevitably will be losses in 1996 for these loans. At the bottom of the table is the ratio of the allowance for loan losses to total loans for each year.

Loan Losses

Table 7, "Summary of Loan Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for loan losses. Also shown is the ratio of charge-offs to average loans for each of the last five years. This ratio has been adversely impacted in the last several years by problems with two large relationships and with the higher charge-offs in the RAL program.

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

In 1995, the Company charged-off $4.5 million from various loans made to one borrower. Although the loan is secured by collateral from which some recovery is expected, the uncertainty regarding the amount and timing of recovery led Management to charge-off all of one $4.2 million loan and portions of a series of smaller loans. Foreclosure proceedings were delayed by bankruptcy and the actions of other creditors, but have been initiated whenever possible.

TABLE 9--Nonaccrual and Past Due Loans

(in thousands)
                                            Year ended December 31
                                      1995    1994     1993     1992    1991
Nonaccrual                           $8,972  $6,326   $3,126  $  888   $3,058
90 days or more past due                395   1,290      862     322      100
Total noncurrent loans               $9,367  $7,616   $3,988  $1,210   $3,158
Total noncurrent loans as per-
 centage of the total loan portfolio  1.68%   1.52%    0.86%   0.25%    0.63%
Allowance for loan loss as a per-
 centage of noncurrent loans           132%    170%     252%    773%     241%

Approximately $4.0 million, $2.4 million, and $588,000 of the net charge-offs (charge-offs less recoveries) for 1995, 1994, and 1993, respectively, are related to the RAL's. The reasons for these charge-offs are explained earlier in this discussion on page 25.

There are very few banks in the country that have RAL programs, so comparability with the net charge-off ratio of other institutions is lost unless the RAL net charge-offs are eliminated. If the Company had not had the RAL program, the ratio of net charge-offs to average loans would have been 1.21% in 1995, 0.22% in 1994, and 1.03% in 1993. These ratios compare with the net charge-off ratios for the Company's FDIC peers of 0.60% for the first nine months of 1995, 0.54% for 1994, and 0.92% for 1993. The portion of the Company's 1995 and 1993 ratios related to the two large charge-offs were 0.84% and 0.70%, respectively.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 9 summarizes the Company's nonaccrual and past due loans for the last five years.

Past Due Loans: Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and all types of consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but not received. These loans may or may not be collateralized, but collection efforts are being pursued.

Noncurrent loans increased during 1995 to a high of $15.4 million at the end of the second quarter. Charge-offs and repayments by the borrowers account for the decrease to $9.4 million at year-end. The ratio of noncurrent loans to total loans of 1.68% is higher than its FDIC peers' ratio of 1.15%.

Management strengthened the credit adminsitration, review, and analysis functions by hiring additional staff in 1994 and 1995. Secondly, Management established a Special Assets Committee which has given increased attention to the larger problem loans. All delinquent loans are reviewed by the Committee and action plans formulated for collection or charge-off.

Based on current information available from the loan grading process and because the change in emphasis from RAL's to refund transfers means less credit risk, Management expects that charge-offs will be lower during 1996 than in 1995. However, undoubtedly some portion of the balance of nonaccrual loans will have to be charged off, and some borrowers now current in their payments will become delinquent.

Interest income from nonaccrual loans in the portfolio at year-end that was not recognized is shown below:

TABLE 10--Foregone Interest
(in thousands)
                                  Year ended December 31
                                  1995    1994  1993
Interest that would
 have been recorded
 under original terms             $1,291  $671  $301
Gross interest recorded              753   424   188
Foregone interest                 $  538  $247  $113

Restructured Loans: The Company did not have any restructured loans at the end of 1991 or 1992. The only restructured loans at the end of 1993, 1994, and 1995 are reported above in the total of nonaccrual loans.

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

At year-end 1995, these loans amounted to $13,767,000 or 2.46% of the portfolio. The corresponding amounts for 1994 and 1993 were $32,561,000 or 6.52% of the portfolio and $18,729,000 or 4.03% of the portfolio, respectively. The 1995 amount is comprised of loans of all types. $4.2 million of the allowance for loan losses--an average of 30% of the outstanding balance--has been allocated to these loans to cover potential losses.

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

Loan to Value Ratio: The Company follows a policy of not loaning more than 65% to 90% of the value of the collateral for construction and development loans depending on the type of the project. The limits are 75% of the value of commercial property and no more than 80% of residential property for its real estate loans. The Company generally does not make use of credit enhancements like loan insurance to exceed these amounts. The above ratios are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate, when the exception is temporary, or when other special circumstances apply. There are no specific loan to value ratios for other commercial, industrial or agricultural loans not secured by real estate. Adequacy of the collateral is established based on the individual borrower and the purpose of the loan. Consumer loans may have maximum loan to collateral ratios based on the loan amount, the nature of the collateral, and other factors.

Loan Concentrations: The concentration profile of the Company's loans is discussed in Note 16 to the accompanying consolidated financial statements. The Company's one material concentration of loans to borrowers engaged in similar activities at year-end 1995 is for real estate construction and development.

A majority of the $21 million in construction and development loans have been made to developers. However, these projects include a wide variety of properties--single family, small and large apartment complexes, condominiums, commercial offices, and industrial and retail space--and they are geographically dispersed throughout the Company's market area.

These loans are generally payable upon sale or refinancing of the property, but also have a maturity date irrespective of sale or refinance. With slower sales in the real estate market, some of the properties have not sold or refinanced before the maturity date. The Company may extend the maturity date for a fee after a new review of the loan and the borrower's efforts to sell.

Mortgage Servicing Rights: In May, 1995, the FASB issued Statement of Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This statement requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. This statement is effective for fiscal years beginning after December 15, 1995. The Company adopted this statement on January 1, 1996.

The Company sells some of the mortgage loans that it originates. Most are sold "servicing released"--the purchaser takes over the collection of the payments. However, some are sold with "servicing retained"--the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. For loans originated for sale, the statement requires that a portion of the investment in the loan be ascribed to the right to receive this fee for servicing and that this value be recorded as a separate asset. The Company anticipates no material impact on its financial statements from the implementation of this statement.

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

The average rate paid on deposits declined significantly from 3.79% in 1992 to 2.89% in 1993, but increased in 1994 to 3.09% and to 3.93% in
1995. The Fed pushed rates up sharply during 1994 and only gradually dropped them in 1995. The average rate was also impacted by a significant change in the product mix during the last three years reflecting both a customer choice to shorten the maturities of their accounts so as to be able to reinvest should interest rates turn up, and a choice by the Company to encourage shortening so that interest paid would decrease as rates were falling. There was a general practice among banks, which the Company also followed, of lowering the rates on the time deposit categories more than on the transaction and savings account categories.

TABLE 11--Detailed Deposit Summary
(dollars in thousands)
                                                       Year ended December 31
                                             1995                1994                 1993
                                        Average            Average             Average
                                        Balance   Rate     Balance    Rate     Balance    Rate
NOW accounts                           $126,883   1.16%    $128,212   1.01%    $119,778   1.20%
Money market deposit accounts           375,227   4.44      298,561   3.48      231,575   2.70
Savings accounts                        100,551   2.42      135,276   2.25      153,732   2.48
Time certificates of deposit for
 less than $100,000 and IRA's           154,234   5.53      157,763   4.54      158,613   4.52
Time certificates of deposit for
 $100,000 or more                        57,822   5.09       57,097   3.72       81,467   3.57
Interest-bearing deposits               814,717   3.93%     776,909   3.09%     745,165   2.89%
Demand deposits                         132,095             119,578             100,384
                                       $946,812            $896,487            $845,549

The Company's transaction and savings account categories continued to increase as a percentage of total deposits in 1995 as they had in 1993 and 1994. The most dramatic growth was in the Personal Money Master accounts. When introduced by the Company in 1990, these accounts had an interest rate indexed to the 3-month Treasury bill. Balances grew substantially from an average balance of $69.1 million in 1993 to $131.7 million in 1994 as the rate paid increased from 3.06% at the beginning of 1994 to 5.07% by November. After proper notice was given to depositors, the Company changed the rate paid to an administered rate (the same way all other non-term deposits are priced) instead of a rate indexed to the Treasury bill. Despite the change to an administered rate, balances continued to grow in 1995 to an average of $201.4 million, with $224.7 million at year-end, when the rate was 4.15%.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposit over $100,000. Because the deposits exceed the FDIC insurance limit, depositors often select only the shortest maturities. Nonetheless, many institutions have tried to fund their growth by means of large certificates of deposit. This usually requires a "money desk," a separate department devoted to procuring these deposits by offering premium rates. The aim is to invest the funds in longer-term assets which earn the higher rates. The hazard in this practice arises from the mismatch of maturity terms. If interest rates rise, the bank would need to immediately match the higher interest rates, or the deposits would migrate to another institution. Meanwhile, as discussed above, if interest rates go up, fixed-rate loans and securities lose a portion of their value. If the deposits cannot be retained, the bank would eventually be forced to liquidate the assets at a loss.

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

TABLE 12--Maturity Distribution of Time
Certificates of Deposit of $100,000 or More

(in thousands)
                           At December 31
                           1995       1994       1993
Three months or less       $21,938    $26,232    $51,022
Over three months
 through six months         17,364     10,258     12,868
Over six months
 through one year           24,179     14,086      7,953
Over one year               12,957     12,980     11,537
                           $76,438    $63,556    $83,380

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS
PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by some of the securities in the Company's portfolios. Some banks use these agreements to borrow from other banks in order to provide temporary liquidity. In contrast, the Company provides these instruments in amounts over $100,000 to business customers for their cash management. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. The average rate paid in 1995 increased to 5.01% from 3.26% in 1994 and 2.90% during 1993. The average balance for these arrangements varies with economic activity as these customers have more or less cash to invest. The average balance borrowed during 1995 increased slightly from $9.4 million in 1994, but the outstanding balance at year-end 1995 was $21.9 million, the highest month-end balance since 1990.

Federal funds purchased are a form of overnight borrowing from other banks. The Company purchases funds each day to accommodate other local community banks on the Central Coast that have excess cash to invest overnight. The related interest expense is tied to the rate that the Company receives for its excess cash sold as Federal funds to larger financial institutions. During the last three years, the Company has occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. The average balance was $16.6 million in 1995, compared to $14.3 million in 1994, and $12.7 million for 1993. Management does not anticipate that the Company will need to borrow funds during 1996 because with the shift in emphasis from loans to refund transfers, the program does not create any need for temporary funds. The average balance for 1996 will therefore depend on the amount of excess cash placed with the Company by the other banks.

OTHER REAL ESTATE OWNED

Real property owned by the Company which was acquired in foreclosure proceedings is termed Other Real Estate Owned or OREO.

Table 13 summarizes the OREO activity during 1995:

TABLE 13--OREO Activity
(in thousands)

Balance, December 31, 1994             $  856
Additions                               1,525
Sales                                    (596)
Write-downs                                --
Balance, December 31, 1995             $1,785

The Company follows an aggressive policy of selling collateral it has acquired in foreclosure. The total at year-end to be disposed of is only 0.15% of total assets, compared with 0.13% held by its FDIC peers as a percentage of their total assets.

As part of the loan application process, the Company reviews all real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.

OTHER OPERATING INCOME

At over $7.0 million in 1995, trust fees remain the   largest component
of other operating income. Fees increased by $571,000 over 1994. The market value of assets under administration--on which the majority of fees are based--increased from $926 million at the start of 1993 to $1.4 billion at the end of 1995.

The Trust and Investment Services Division began selling annuities and mutual funds to customers in 1995 and earned $183,000 in fees from these sales. The Company provides assistance to customers to determine what investments would best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The funds and annuities are not operated by the Company, but instead are managed by registered investment companies. Fees for managing employee benefit trust business increased $107,000 or 15% in 1995.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. In 1995, this category of income increased substantially because it included $1.6 million in fees earned for refund transfers. As explained in the discussion on RAL's on page 27, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than would the IRS. The Company earned fees for this service. Management expects that this will provide a significant source of income in 1996 as well.

The Company continues to work on increasing other income and fees because it is an important potential contributor to profitability. In late 1994, after a thorough evaluation of the cost and value of the services and a comparison of the Company's fees with other financial institutions, Management raised most fees and began charging new fees for a number of services. Similar evaluations and fee schedule revisions will be done in 1996.

OTHER OPERATING EXPENSE

Total other operating expenses have increased over the last three years as the Company has grown, but as a percentage of average earning assets, these expenses have remained relatively steady at 4.11%, 4.09%, and 4.16%, for 1995, 1994, and 1993, respectively. These ratios are quite favorable compared to the average ratio of 4.30% for its FDIC peer group for the first nine months of 1995, especially when two important factors are considered.

The first is that it is exceptional for a financial institution the size of the Company to have such a large trust division. The expenses of this division (approximately $4.02 million in 1995) are included in the general category of other operating expenses (the numerator of the ratio), but the only earning assets associated with the division (the denominator of the ratio) are trust customer funds deposited with the Company, which averaged $82.6 million in 1995.

The second factor is the high proportion of premises leased rather than owned by the Company. There is increased lease expense, but, as noted above, by not committing funds to the purchase of premises, the Company is able to substantially increase its net interest income.

As indicated in Note 12 to the consolidated financial statements, the Company benefited in 1995, and the ratio of other operating expenses to earning assets is lower, due to a significant reduction in FDIC deposit premiums.

Within the whole category of other operating expense, salary and benefit expenses have increased 15.3% from 1993 to 1995 compared to a 13.5% increase in average earning assets for the same period. The number of staff has increased for several reasons. Four additional branch offices have been opened since the start of 1993. Additional credit review and administrative personnel were hired as mentioned on page 29, and other personnel were hired for the new services in the Trust and Investment Services Division. A number of temporary employees were hired for collection efforts in the RAL program.

Net occupancy and equipment expense have increased slightly from 1993 to 1995 because of some renovation of branch offices, cost of living increases on leases, and the opening of the new offices.

The Company incurred approximately $2.5 million in direct operating expenses related to the new offices and personnel in the Ventura County expansion. In general, these expenses will increase in 1996 as the offices are open for the full year. Additional expenses were incurred in the administrative and support areas of the Company for the startup activities. A much smaller proportion of these will recur in 1996 unless additional offices are opened or operations initiated.

CAPITAL RESOURCES

By the current regulatory definitions, the Company is "well-capitalized," the highest rating of the five categories defined under FDICIA.

Capital Adequacy Standards

The primary measure of capital adequacy is based on the ratio of capital to risk weighted assets. This method of measuring capital adequacy is meant to accomplish several ends: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets. The Company, as a bank holding-company, is required by the FRB to maintain a risk-based capital ratio of at least 8.00%. At the end of 1995, the Company's ratio was 17.67%. The Bank is also subject to the requirement to maintain a risk-based capital ratio of 8.00%. The Bank's ratios have always been slightly higher than the Company's, and at the end of 1995, its ratio was 17.79%. The ServiceCorp has no minimum capital requirements.

The risk-based capital ratio is strongly impacted by the management of the investment portfolio because the U.S. Treasury securities are assigned a zero risk weighting and other instruments in which the Company has often placed a significant amount of funds--U.S. Agency securities, State and Municipal securities, Federal funds sold, and bankers' acceptances--have a 20% risk weighting. The Company's ratio decreased from 19.28% for year-end 1994 to 17.97% for year-end 1995 because Treasury securities were 23% of total assets at the end of 1994 and 16% at the end of 1995.

The Company is trying to increase loans as a percentage of total assets in order to increase net interest income. Except for most 1-4 family residential loans, loans are risk-weighted at 100%. If Management's projections for loan growth are reached in 1996, the Company's ratio may decrease slightly, but Management does not anticipate any reason whatsoever why minimum standards will not continue to be significantly exceeded.

Future Sources and Uses of Capital

The Company expects sustained growth in capital resources. Net income has provided $36.3 million in capital in the last three years. Of this amount, $11.8 million, or 32.5% was distributed in dividends.

In addition to the capital generated from the operations of the Bank, over the years a significant source of capital growth has been the exercise of employee stock options. The extent of the growth from this source in any one year depends on a number of factors, among them the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised sometime during the year. In 1995, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $454,000 or 6.5% percent of the net growth in shareholders' equity in this year.

At December 31, 1995, there were approximately 412,000 options outstanding and exercisable at less than the current market price, with an average exercise price of $12.33. This represents a potential addition to capital of $5.1 million, if all options were exercised with cash. However, employees are permitted to exercise options by trading shares of stock already owned. This "swapping" of shares reduces the amount of new equity created when options are exercised. Therefore, some amount less than the $5.1 million in new capital is likely to result from the exercise of options, and they are likely to be exercised over a number of years.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1995, except as reported in Note 16 to the consolidated financial statements. State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. For the Bank, this would mean approximately $26.1 million more could have been transferred as dividends to the Bancorp in 1995, subject to regulatory capital requirements. The primary need for funds to be transferred to the Bancorp is for the payment of dividends to its shareholders. Management expects that the amount of dividends to be transferred to the Bancorp from the Bank will be in the range of $4 to $6 million per year.

Tender Offer

As disclosed in Note 9 to the accompanying consolidated financial statements, in 1993 the Company purchased approximately 155,000 shares of its stock under the terms of a formal tender offer. The Company paid $3.3 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current needs, and 3) to reduce the outstanding shares in anticipation of the issuance of new shares upon the exercise of employee stock options.

REGULATION

The Company is strongly impacted by regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open, close, or relocate offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company and the Bank must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations. The FRB and the California State Department of Banking conduct periodic examinations of the Company and the Bank to verify that the reporting is accurate and to ascertain that the Company and the Bank are in compliance with regulations.

FDICIA became effective in 1992. FDICIA requires banks to meet new capitalization standards, follow stringent outside audit rules, and establish stricter internal controls. There are also new requirements to ensure that the Audit Committee of the Board of Directors is independent.

The Bank is required by the provisions of the federal Community Reinvestment Act ("CRA"), to make significant efforts to ensure that access to banking services is available to every segment of the community. The Company was last examined in late 1992 by the FDIC for compliance with this act and was given the highest possible rating of "Outstanding."

The FRB may take action against a bank holding company or a bank that it regulates should it make a finding that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank that it finds is not acting in a safe and sound manner. Management has received no indication from either regulatory agency that would in any way suggest that they are contemplating any such finding, and given the strong capital position of the Company and the Bank, it expects no such finding to be made in the foreseeable future.

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

  Short-term,        Volatile,
 Liquid Assets   --  Large Liabilities
---------------------------------------     =       Liquidity Ratio
Net Loans and Long-term Securities

Of those assets currently held, the Company considers its short-term liquid assets to consist of U.S. Treasury and Agency securities with a remaining term to maturity of two years or less, Federal funds sold, and bankers' acceptances. In the Company's asset/liability management framework, bankers' acceptances are used only as an alternative to 6-month U.S. Treasury securities, rather than as loans, and since only the highest rated bankers' acceptances are purchased, they are highly liquid over their 6-month terms. Cash on hand and at the FRB is not included among liquid assets because the Company maintains only the minimum amounts required by Federal regulations of these non-earning assets. In other words, this cash is not available to meet liquidity needs like funding loans, purchasing assets, or covering large withdrawals, so it is not counted as liquid.

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

As of December 31, 1995, this ratio was a positive 29.4%. This means that there is a substantial excess of short-term, liquid assets to handle any sudden withdrawals of large, volatile liabilities. This positive 29.4% compares with ratios for year-end 1994 and 1993 of 15.8% and 21.0%, respectively. Liquidity has increased from year-end 1994 to year-end 1995 even though the large, volatile liabilities and the net loans have increased because the short-term, liquid assets have increased even more. This occurred because many of the longer-term securities were sold as part of the restructuring of the portfolios described on page 21 and reinvestment in longer term securities had not occurred by year-end.

Too little liquidity results in lost opportunities and difficulties in meeting commitments. Excessive liquidity generally results in less income because the shorter, liquid assets usually do not pay as high an interest rate as the longer-maturing assets. However, because of the partially inverted yield curve that prevailed during the second half of 1995, it would be necessary to purchase securities with 2 to 5 years remaining maturity to earn as much as overnight funds. The Company purchased some longer-term securities during this period, However, because the Company manages its liquidity along with considerations of the three types of interest risk, Management has been reluctant to invest a large portion of the excess liquidity in instruments with longer than a two year maturity because of the depreciation that would result when interest rates begin to rise.

As explained in the section above titled "Securities," as interest rates fall, the Company's investment policy leads it to purchase securities with available cash rather than sell it as Federal funds. However, such a shift into securities does not occur all at once; the Company staggers its purchases to ensure a range of maturities and to avoid a concentration of securities at similar interest rates. The first consideration helps to maintain liquidity through frequent maturities and the latter avoids having to sell at one time a large amount of securities classified as available-for-sale under the "stop-loss" practice described above should interest rates start to rise again.

The large amount of loans showing in Table 6 should not be considered a significant source of liquidity. The maturity dates of many of these loans are scheduled renewals.

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

The deferred provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying consolidated income statements because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from taxable income on its Federal tax return actual net loan charge-offs, irrespective of the amount of provision for loan loss (bad debt expense) it recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for taxes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. For its financial statements, the Company recognizes income as the discount is accreted, but for its tax return, the Company can defer the recognition of income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

SFAS 109 requires that the Company measure all its deferred tax assets and liabilities at the end of each year and the difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year. Prior to 1993, the Company had been computing its deferred provision by a different method which was then in accordance with generally accepted accounting principles. Therefore, an initial adjustment had to be recognized to bring its net deferred asset up to the amount that was computed under the new standard. This adjustment of $620,000 is shown on the consolidated statement of income for 1993 as the cumulative effect of a change in accounting principle.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company has a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or future taxable income, against which they may be offset. The Company has had and expects to have in the future sufficient taxable income each year to make it very likely that it will be able to realize the benefit of this deferred tax asset. If there were a question about the Company's ability to realize the benefit from the asset, then, under the provisions of SFAS 109, it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realizability is assured and no valuation allowance needs to be provided.

The amounts of the two components, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 8 to the accompanying financial statements.

To ensure that all corporations with substantial income for financial reporting purposes ("book income") pay some Federal income tax, Congress established the Alternative Minimum Tax ("AMT") as a second parallel tax system. Under AMT provisions, there is a limitation on how great the difference may be between book income and taxable income. If the difference is too great, a portion of the book income not normally taxable is nonetheless added to taxable income and the total is multiplied by the AMT tax rate for comparison with the regular tax computation. With its tax return, the Company is required to pay the greater of the Federal tax liability computed under the regular tax system or that computed using the special rules of the AMT.

The Company has substantial differences between book income and taxable income due to the temporary differences noted above and due to permanent differences like the tax-exempt income from state and municipal securities. These differences were sufficient in 1995 to trigger the AMT rate. The lowest effective tax rate for the Company occurs at the point that the regular tax computation and the AMT computation result in the same tax amount. The Company therefore tries to stay very close to this crossover point. In these circumstances, the Company carefully considers the impact of new purchases of tax-exempt securities and other transactions which might cause the AMT to come into effect. The Company had anticipated sufficient taxable income in 1995 to avoid AMT, but the lower amounts of income and additional expenses noted in various sections of this discussion resulted in a small amount of AMT to be paid. This amount is deductible as a tax credit in future years to the extent that taxes computed under the regular tax provisions exceed taxes computed under the AMT provisions.

COMMON STOCK PRICES AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 58 in "Selected Annual and Quarterly Financial Data." The stock prices shown represent only trades known to the Company or its transfer agent. The stock is not listed on an exchange, but offers to buy and sell, and trading volume are reported on the NASDAQ electronic bulletin board under the symbol SABB.

The Board of Directors periodically increases the dividend rate in acknowledgement that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. For the years 1995, 1994, and 1993, the Company has declared dividends which were 40.3%, 30.8%, and 28.0%, respectively, of its net income. The most recent information for the Company's peers shows an average payout ratio of 28.8%.

NOTE A

As of September 30, 1995, for all FDIC banks with an asset size of $1 billion to $10 billion, non-performing assets represented 9.23% of their equity capital and 0.87% of their total assets. For banks of all sizes in the FDIC's Western region, they represented 13.59% of equity capital and 1.18% of total assets.

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its FDIC peers. For 1995, the peer group generally is all FDIC banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 1995, which is the latest issue available. This publication also reports some statistics by all banks within a geographical region. When relevant, the statistic for the Western region is cited. The publication does not report some of the statistics cited in this analysis by the separate size-based peer groups or by geographical region. In these instances, the figure cited is for all FDIC banks regardless of size.

The peer information for the dividend payout ratio is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 1995.

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

Santa Barbara Bancorp and Subsidiaries
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the
Board of Directors

We have audited the accompanying consolidated balance sheets of SANTA BARBARA BANCORP (a California corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Santa Barbara Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in the Accompanying Notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting
Standards No. 109 effective January 1, 1993 and Statement of Financial Accounting Standards No. 115 effective December 31, 1993.


handwritten signature:
Arthur Andersen LLP

Los Angeles, California
February 2, 1996

Santa Barbara Bancorp
and Subsidiaries                                                   CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                            1995         1994
Assets:
 Cash and due from banks (Note 5)                                       $   74,746  $   69,630
 Federal funds sold                                                         65,000      15,000
  Total cash and cash equivalents                                          139,746      84,630
 Securities (approximate market value of $375,093
   in 1995 and $382,090 in 1994) (Notes 1 and 2):
  U.S. Treasury obligations                                                197,812     243,493
  U.S. agency obligations                                                   76,889      53,954
  State and municipal securities                                            82,376      89,512
  Equity securities                                                            488          --
   Total securities                                                        357,565     386,959
 Bankers' acceptances                                                      139,294      80,594
 Loans (Note 3)                                                            558,801     499,431
  Less: allowance for loan losses (Note 4)                                  12,349      12,911
   Net loans                                                               546,452     486,520
 Premises and equipment, net (Note 6)                                        8,149       7,391
 Accrued interest receivable                                                 7,981       8,130
 Other assets (Notes 1 and 8)                                               13,174      13,392
    Total assets                                                        $1,212,361  $1,067,616

Liabilities:
 Deposits (Note 7):
  Noninterest bearing demand deposits                                   $  158,122  $  147,085
  Interest bearing deposits                                                895,898     809,632
   Total deposits                                                        1,054,020     956,717
 Securities sold under agreements to repurchase
  and Federal funds purchased (Note 10)                                     51,316       9,487
 Other borrowings (Note 11)                                                  1,210       1,000
 Accrued interest payable and
  other liabilities (Notes 8, 13, and 15)                                    4,818       6,452
    Total liabilities                                                    1,111,364     973,656
Commitments and contingencies (Note 16)
Shareholders' equity (Notes 9 and 13):
 Common stock -- no par value, $0.67 stated value; shares
  authorized: 20,000; shares issued and outstanding:
    7,679 in 1995 and 7,689 in 1994                                          5,119       5,126
 Surplus                                                                    39,191      39,683
 Unrealized gain (loss) on securities
  available-for-sale net of tax (Notes 1 and 2)                               (179)     (1,496)
 Retained earnings                                                          56,866      50,647
  Total shareholders' equity                                               100,997      93,960
    Total liabilities and shareholders' equity                          $1,212,361  $1,067,616

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS
OF INCOME                                                                    Santa Barbara Bancorp
                                                                                  and Subsidiaries

                                                                         Year Ended December 31
                                                                    1995         1994        1993
Interest income:
 Interest and fees on loans                                      $  52,649   $   46,816   $  43,032
 Interest on securities:
  U.S. Treasury obligations                                         12,447       16,495      16,848
  U.S. Agency obligations                                            3,680        2,085         226
  State and municipal securities                                     6,973        7,232       6,772
  Equity securities                                                     14           --          --
 Interest on Federal funds sold                                      3,131          772         795
 Interest on bankers' acceptances                                    3,294        1,500         760
   Total interest income                                            82,188       74,900      68,433
Interest expense:
 Interest on deposits (Note 7)                                      32,035       24,008      21,566
 Interest on securities sold under agreements to
  repurchase and Federal funds purchased (Note 10)                   1,474          878         728
 Interest on other borrowings (Note 11)                                 74           81          68
   Total interest expense                                           33,583       24,967      22,362
Net interest income                                                 48,605       49,933      46,071
Provision for loan losses (Notes 1 and 4)                            9,924        6,257       6,150
Net interest income after provision for loan losses                 38,681       43,676      39,921
Other operating income (Note 12):
 Service charges on deposit accounts                                 4,255        3,183       2,825
 Trust fees (Note 1)                                                 7,020        6,449       6,588
 Other service charges, commissions and fees                         5,959        4,077       3,793
 Net loss on sales and calls of securities (Notes 1, 2 and 8)          (99)      (1,191)        (47)
 Other income                                                          553          566         943
   Total other operating income                                     17,688       13,084      14,102
Other operating expense:
 Salaries and other compensation                                    18,402       16,300      15,332
 Employee benefits (Note 13)                                         4,253        4,849       4,309
 Net occupancy expense (Notes 6 and 16)                              4,257        3,528       2,990
 Equipment rental, depreciation and maintenance (Note 6)             2,611        2,247       1,816
 Net cost of operating other real estate (Note 1)                       31         (485)      1,151
 Other operating expense (Note 12)                                  12,415       12,852      11,738
   Total other operating expense                                    41,969       39,291      37,336
Income before provision for income taxes                            14,400       17,469      16,687
Provision for income taxes (Note 8)                                  3,985        4,518       4,377
Net income before cumulative effect
 of accounting changes                                              10,415       12,951      12,310
Cumulative effect of accounting changes (Notes 1 and 15)                --           --         620
Net income                                                       $  10,415   $   12,951   $  12,930
Earnings per share before cumulative effect
 of accounting changes                                               $1.36        $1.69       $1.58
Cumulative effect of accounting changes                                 --           --        0.08
Earnings per share                                                   $1.36        $1.69       $1.66

The accompanying notes are an integral part of these consolidated statements.

                                                                          Santa Barbara Bancorp
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY                and Subsidiaries
                                                              Unrealized
                                                             Gain (Loss) on
                                                              Securities
                                                   Surplus    Available-
                                      Common Stock Net of      for-Sale     Retained
                              Shares     Amount   ESOP Loan  (Notes 1 & 2)  Earnings     Total
Balance,
 January 1, 1993                7,769  $  5,179  $  39,589             --  $  32,377  $  77,145
Exercise of employee
 stock options                     76        51        861             --         --        912
Retirement of
 common stock                    (248)     (165)    (3,293)            --         --     (3,458)
Cash dividends declared
 at $0.47 per share                --        --         --             --     (3,621)    (3,621)
Unrealized gain on securities
 available-for-sale                --        --         --  $         683         --        683
Reduction in
 ESOP liability                    --        --      1,400             --         --      1,400
Net income                         --        --         --             --     12,930     12,930
Balance,
 December 31, 1993              7,597     5,065     38,557            683     41,686     85,991
Exercise of employee
 stock options                    150       100      2,116             --         --      2,216
Retirement of
 common stock                     (58)      (39)      (990)            --         --     (1,029)
Cash dividends declared
 at $0.52 per share                --        --         --             --     (3,990)    (3,990)
Changes in unrealized gain
 on securities
 available-for-sale                --        --         --         (2,179)        --     (2,179)
Net income                         --        --         --             --     12,951     12,951
Balance,
 December 31, 1994              7,689     5,126     39,683         (1,496)    50,647     93,960
Exercise of employee
 stock options                     87        58      1,220             --         --      1,278
Retirement of
 common stock                     (97)      (65)    (1,712)            --         --     (1,777)
Cash dividends declared
 at $0.55 per share                --        --         --             --     (4,196)    (4,196)
Changes in unrealized gain
 (loss) on securities
 available-for-sale                --        --         --          1,317         --      1,317
Net income                         --        --         --             --     10,415     10,415
Balance,
 December 31, 1995              7,679  $  5,119  $  39,191  $        (179) $  56,866  $ 100,997

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF                                               Santa Barbara Bancorp
CASH FLOWS                                                                    and Subsidiaries

Increase (decrease) in cash and cash                                    Year Ended December 31
  equivalents (Note 1):                                              1995       1994       1993
Cash flows from operating activities:
 Net income                                                       $  10,415  $  12,951  $  12,930
 Adjustments to reconcile net income to net cash
   provided by operations:
  Depreciation and amortization                                       2,041      1,614      1,143
  Provision for loan losses                                           9,924      6,257      6,150
  Provision (benefit) for deferred income taxes                         795     (1,724)      (122)
  Net (recovery) writedown on other real estate owned                   (40)      (821)       139
  Net amortization of discounts and premiums for
   securities and bankers' acceptances                               (1,038)    (6,523)    (4,165)
  Net change in deferred loan origination fees and costs                102        736        139
  (Increase) decrease in accrued interest receivable                    149       (902)       664
  Increase (decrease) in accrued interest payable                       334        296       (101)
  Net loss on sales and calls of securities                              99      1,191         47
  (Increase) decrease in service fees
   and other income receivable                                          140        (23)      (697)
  Decrease in income taxes payable                                     (181)      (214)       (74)
  Other operating activities                                         (1,113)       816       (524)
  Net cash provided by operating activities                          21,627     13,654     15,529
Cash flows from investing activities:
 Proceeds from sales, calls, and maturities
  of securities (Note 2)                                            168,731    307,256    128,818
 Purchase of securities (Note 2)                                   (136,320)  (309,622)  (119,904)
 Proceeds from sale or maturity of bankers' acceptances             118,332     62,970     35,175
 Purchase of bankers' acceptances                                  (176,856)   (79,380)   (62,969)
 Net increase in loans made to customers                            (72,520)   (39,374)    (7,541)
 Disposition of property from defaulted loans                           383      3,436     15,511
 Purchase or investment in premises and equipment                    (2,799)    (2,362)    (2,699)
  Net cash used in investing activities                            (101,049)   (57,076)   (13,609)
Cash flows from financing activities:
 Net increase in deposits                                            97,303     90,464     16,878
 Net increase (decrease) in borrowings
  with maturities of 90 days or less                                 41,829    (10,668)    (5,827)
 Proceeds from issuance of common stock (Note 9)                        454      1,187        728
 Payments to retire common stock (Note 9)                              (953)        --     (3,274)
 Dividends paid                                                      (4,095)    (3,877)    (3,538)
  Net cash provided by financing activities                         134,538     77,106      4,967
Net increase in cash and cash equivalents                            55,116     33,684      6,887
Cash and cash equivalents at beginning of period                     84,630     50,946     44,059
Cash and cash equivalents at end of period                        $ 139,746  $  84,630  $  50,946
Supplemental disclosure:
 Interest paid during the year                                    $  33,917  $  24,671  $  22,463
 Income taxes paid during the year                                $   3,110  $   6,102  $   4,355
 Non-cash additions to other real estate owned (Note 1)           $   1,446  $     265  $  18,496
 Non-cash transaction for net addition to (release from) senior
  debt on OREO upon foreclosure (disposal) of properties          $     209  $    (327)      (353)

The accompanying notes are an integral part of these consolidated statements.

1.  SUMMARY OF SIGNIFICANT POLICIES

Nature of Operations

SANTA BARBARA BANCORP (the "Company") is a bank holding company organized under the laws of California. Its principal subsidiary, Santa Barbara Bank & Trust (the "Bank") provides a full range of commercial banking and trust management services to individuals and business enterprises. Its offices are located in Central and Southern Santa Barbara County and in Western Ventura County. The banking services include making commercial, consumer, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The bank also offers safe deposit boxes; travelers checks, money orders, and cashiers checks; and escrow services. A wide range of wealth management services are offered through the Bank's Trust and Investment Services division. The Company's other subsidiary, SBBT Service Corporation, provides correspondent services to other local area financial institutions.

Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries are in accordance with generally accepted accounting principles ("GAAP") and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries, after eliminating significant intercompany balances and transactions.

The preparation of consolidated financial statements in accordance with GAAP requires Management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

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

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets for the years ended December 31, 1995 and 1994 at their fair value. The net unrecognized gain or loss for these securities is reported on the consolidated balance sheets as a separate component of equity, net of the tax effect.

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

The Company implemented Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118") on January 1, 1995. The pronouncements apply to certain types of loans made by the Company and require the Company to establish a valuation allowance for any of those loans which are impaired. A loan is to be identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) by the loan's observable market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

The provisions of SFAS 114 permit the valuation allowance for impaired loans to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company has determined the valuation allowance as of December 31, 1995 on a loan-by-loan basis.

When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. The criteria used in making this decision are very similar to the definition of impairment. Therefore, the Company expects that most impaired loans will be on nonaccrual status. As with other nonaccrual loans, any uncollected interest for impaired loans is written off against interest income from other loans of the same type in the current period and no further interest income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

There are some loans that are classified as impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and current in their interest and principal payments. These impaired loans are not classified as nonaccrual.

The Company also provides an allowance for losses for (1) loans that are not covered by SFAS 114 and SFAS 118; (2) loans which while covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. The valuation allowance determined in accordance with SFAS 114 and the allowance for other loan losses are reported together as Allowance for Loan Loss in the accompanying consolidated balance sheet as of December 31, 1995 and in Note 4. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Implementing SFAS 114 and SFAS 118 has not had a material impact on the financial statements of the Company. Under the procedures followed before implementation, the loans that have been identified as impaired during 1995 would have had a portion of the general allowance for loan loss allocated to them in an amount approximately the same as that established under the provisions of these statements.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged against income over the estimated useful lives of the assets, usually by the use of accelerated methods in the early years, switching to the straight-line method in later years. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Generally, the estimated useful lives of other items of premises and equipment are as follows:

Buildings and improvements     10-25 years
Furniture and equipment         5-7 years

Income Taxes

The Company is required to use the accrual method of accounting for tax return purposes as well as for financial reporting purposes. However, there are several items of income and expense which are recognized in different periods for tax return purposes than for financial reporting purposes. Appropriate provisions have been made in the financial statements for deferred taxes in recognition of these temporary differences.

The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") as of the beginning of 1993. The statement requires an asset and liability approach for financial accounting and reporting for income taxes, a change from the prior approach. The effect on income for the years prior to adoption had to be recognized by either of two means. The first was by recognizing the effect on all prior years as a cumulative effect from a change in accounting principle in the year of adoption. The second was by restating the financial statements for one or more prior years to conform to the provisions of the statement, with the effect on earlier years that were not restated being recognized as a cumulative effect in the earliest year restated. The Company elected to implement the statement by the first means, and consequently recognized a gain in 1993 of $620,000 as the cumulative effect of a change in accounting principle.

Trust Fees

Trust fees for customary services are generally based on the market value of customer assets, and an estimate of the fees is accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Subsequent to December 31, 1995, but prior to the publication of these statements, the Board of Directors of the Company declared a 3-for-2 stock split. In situations such as this, Securities and Exchange Commission rules require the restatement of the numbers of shares and earnings per share in the annual report as if the split had occurred before the end of the year. Consequently, restated for the 3-for-2 stock split, the weighted average number of shares outstanding used in computing earnings per share was 7,677,057 in 1995, 7,646,839 in 1994, and 7,783,623 in 1993. The only potential common stock equivalents for the Company are shares issuable on the exercise of outstanding options. Even if all of the outstanding stock options had been exercised, there would be no material dilutive effect for any of the years presented and therefore they have been excluded from the computation.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Federal funds are sold for only one day at a time.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, copayment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired through foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of the outstanding balance of the loan before acquisition or its fair value less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value less estimated disposal costs at the time of the acquisition, the difference is charged-off against the allowance for loan loss. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings.

During the time the property is held, all related carrying costs are expensed as incurred and additional decreases in the fair value are charged to other operating expense in the period in which they become known. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in the fair value may be recognized as reductions of OREO operating expense to the extent that they represent recoveries of amounts previously written-down. Gains in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

OREO that has been acquired through foreclosure or deed in lieu was $1,785,000 and $856,000 as of December 31, 1995 and 1994, respectively.

Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to be comparable with classifications used in the 1995 financial statements.

2.     SECURITIES

A summary of debt securities at December 31, 1995 and 1994 is as follows:


  (in thousands)               Gross     Gross     Estimated
                    Amortized Unrealized Unrealized  Fair
                    Cost        Gains    Losses      Value
1995:
Held-to-maturity:
  U.S. Treasury
    obligations       $ 97,528 $    775  $      --  $ 98,303
  U.S. agency
    obligations         51,826      983       (143)   52,666
  State and
    municipal
    securities          82,376   15,913         --    98,289
                       231,730   17,671       (143)  249,258
Available-for-sale:
  U.S. Treasury
    obligations        100,090      316       (122)  100,284
  U.S. agency
    obligations         25,026       37         --    25,063
  Equity
    securities             488       --         --       488
                       125,604      353       (122)  125,835
                      $357,334 $ 18,024  $    (265) $375,093
1994:
Held-to-maturity:
  U.S. Treasury
    obligations       $195,354 $     69  $ (12,189) $183,234
  U.S. agency
    obligations         14,654       --      (999)    13,655
  State and
    municipal
    securities          89,512    9,727     (1,477)   97,762
                       299,520    9,796    (14,665)  294,651
Available-for-sale:
  U.S. Treasury
    obligations         48,812       12       (685)   48,139
  U.S. agency
    obligations         41,024       --    (1,724)    39,300
                        89,836       12     (2,409)   87,439
                      $389,356 $  9,808  $ (17,074) $382,090

In November, 1995, the Financial Accounting Standards Board ("the FASB") issued a guide to implementing SFAS 115. The guide permitted holders of debt securities a onetime opportunity to transfer securities from their held-to-maturity classification to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window-of-opportunity," the Company transferred securities with an amortized cost of $144 million, from the held-to-maturity classification to available-for-sale. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995.

The amortized cost and estimated fair value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                Held-to-  Available-
                              Maturity  for-Sale      Total
1995:
Amortized cost:
  In one year or less          $ 32,414 $ 55,135    $ 87,549
  After one year
    through five years          151,560   69,981     221,541
  After five years
    through ten years            21,823       --      21,823
  After ten years                25,933       --      25,933
  Equity securities                  --      488         488
                               $231,730 $125,604    $357,334
Estimated market value:
  In one year or less          $ 32,522 $ 55,172    $ 87,694
  After one year
    through five years          158,803   70,175     228,978
  After five years
    through ten years            27,978       --      27,978
  After ten years                29,955       --      29,955
  Equity securities                    --    488         488
                               $249,258 $125,835    $375,093
1994:
Amortized cost:
  In one year or less          $ 17,220 $ 33,992    $ 51,212
  After one year
    through five years          225,648   55,844     281,492
  After five years
    through ten years            35,798       --      35,798
  After ten years                20,854       --      20,854
                               $299,520 $ 89,836    $389,356
Estimated market value:
  In one year or less          $ 17,694 $ 33,816    $ 51,510
  After one year
    through five years          214,105   53,623     267,728
  After five years
    through ten years            43,063       --      43,063
  After ten years                19,789       --      19,789
                               $294,651 $ 87,439    $382,090

During 1994 and 1995, the Company transferred four of its U.S. agency securities from available-for-sale classification to held-to-maturity. The securities, when purchased in 1993 and 1994, had one or more call dates. The terms of the securities provided that if they were not called, the interest rate on the securities would increase, or "step up," consequently the bonds are termed "step bonds." At the time of purchase, interest rates were such that Management expected that they would be called. When interest rates increased during 1994, it would have been more expensive for the issuer to refinance the debt at current interest rates and none of the securities has been called. With circumstances changed, Management decided to classify them as held-to-maturity. The notes were transferred at their fair value. This was $4,802,000 for the one transferred in 1994 and $29,296,000 for the ones transferred in 1995. The unrealized loss on the first security at the time of transfer was $187,000 and for the three later ones was $704,000. Under the provisions of SFAS 115, the sum of these amounts (net of tax effect) remained in the special component of equity for unrealized gains and losses on securities available-for-sale to be amortized over the remaining term of the securities. The tax effect is reported as a portion of the deferred tax asset in Note 8.

As of December 31, 1995, two have reached their final steps at 4.50% and 6.61%. The first has one remaining call date. The other two notes, currently earning 5.15% and 5.00%, each have two more call dates in 1996, with step-ups of 1.00% at each call date if they are not called. Only the interest rate on these notes is contingent, all principal is paid at maturity unless at a sooner call date. There is no circumstance under which the interest rates paid on these notes will decline. At current interest rate levels, the step-up rates are close to what would appear to make it advantageous for the issuers to call the notes at the next available call. However, such other considerations as costs of refinancings and other circumstances unknown to the Company, may lead the issuers to leave the notes outstanding.

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1995 and 1994 are shown in the next table. Because the identification of the securities as held-to-maturity or available-for-sale under the provisions of SFAS 115 did not take place until December 31, 1993, it is not possible to distinguish to which portfolio the proceeds, gains, and losses from sales or calls that occurred during the year of 1993 relate. Consequently, the amounts for 1993 relate to the whole portfolio. Similarly, in the Consolidated Statements of Cash Flow, the proceeds from sales, maturities, and calls, and the purchases of securities, are reported only for the entire securities portfolio.

(in thousands)                   Gross  Gross
                       Proceeds  Gains  Losses
1995
 Held-to-maturity:
  Calls                $ 13,071     --       --
 Available-for-sale:
  Sales                $ 93,342  $ 683  $   760
  Calls                $ 21,020     --  $    22
1994
 Held-to-maturity:
  Calls                $  3,295     --       --
 Available-for-sale:
  Sales                $138,799  $   5  $ 1,196
1993
 Total portfolio
  Sales                $  9,975  $   1  $    48
  Calls                $  8,283     --       --

The Company was required in 1995 to purchase stock in the FRB as a condition of becoming a member. The shares purchased are reported as equity securities.

Securities with a book value of approximately $286,547,000 at December 31, 1995 and $161,050,000 at December 31, 1994 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3.     LOANS

The loan portfolio consists of the following:

(in thousands)           December 31
                         1995      1994
Real estate loans:
 Residential             $142,143  $108,923
 Non-residential          179,272   145,928
 Construction              20,846    26,695
Commercial, industrial,
 and agricultural         144,011   148,396
Home equity lines          34,597    32,573
Consumer                   28,494    27,319
Municipal tax-exempt
 obligations                7,573     7,831
Other                       1,865     1,766
                         $558,801  $499,431

The amounts above are shown net of deferred loan origination, commitment, and extension fees of $2,139,000 for 1995 and of $2,038,000 for 1994.

Refund Anticipation Loans

The Company makes tax refund anticipation loans. Taxpayers desiring to receive their income tax refunds early borrow from the Company and the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally paid within several weeks. Therefore, the costs to process the loans are greater in comparison to the cost of funds than they are for other types of loans. Consequently, the Company has a set fee for this service which does not vary by the amount of funds advanced or the length of time that the loan is outstanding. Nonetheless, the fees are reported in the statements of income as interest income, and totaled $3,253,000 for 1995, $4,791,000 for 1994, and $1,048,000 for 1993. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received after 90 days from the expected payment date are charged off. Consequently, there were no refund anticipation loans included in the above table of outstanding loans at December 31, 1995 or 1994.

Impaired Loans

The following table discloses information about the loans classified as impaired under the provisions of SFAS 114 and SFAS 118 and the valuation allowance related to them as of and for the year ended December 31, 1995 (in thousands):

Loans identified as impaired               $     13,295
Impaired loans for which a valuation
     allowance has been determined         $     13,295
Impaired loans for which no valuation
     allowance has been determined         $         --
Amount of valuation allowance              $      4,766
Average amount of recorded investment
     in impaired loans for the year        $     22,149
Interest recognized during the period
     for loans identified as impaired
     at December 31, 1995                  $        246
Interest received in cash during the
     period for loans identified as
     impaired at December 31, 1995         $        221

The valuation allowance disclosed above is included in the allowance for loan loss reported in the following note.

4.     ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

(in thousands)                      Year ended December 31
                                   1995     1994     1993
Balance, beginning of year         $12,911  $10,067  $ 9,353
Tax refund anticipation loans:
  Provision for losses               2,863    2,890      118
  Recoveries on
   loans previously
   charged-off                         383      672       62
  Loans charged-off                 (4,402)  (3,030)    (650)
All other loans:
  Provision for losses               7,061    3,367    6,032
  Recoveries on
   loans previously
   charged-off                         733      458      370
  Loans charged-off                 (7,200)  (1,513)  (5,218)
Balance, end of year               $12,349  $12,911  $10,067

The ratio of losses to total loans made from the tax refund anticipation loans are higher than arise from other loans. For these loans, the provision for loan loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

5.     CASH AND DUE FROM BANKS

Included within cash and due from banks are the reserves that all depository institutions are required by law to maintain on transaction deposits. The average cash reserve balances required by the Federal Reserve Bank to be maintained by the Bank were approximately $19.4 million in 1995 and $18.5 million in 1994.

6.     PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(in thousands)                 December 31
                             1995      1994
Land                         $ 1,282   $ 1,282
Buildings and  improvements    4,412     4,294
Leasehold improvements         6,340     5,369
Furniture and equipment       12,843    11,167
   Total cost                 24,877    22,112
Accumulated depreciation
   and amortization          (16,728)  (14,721)
Net book value               $ 8,149   $ 7,391

Depreciation and amortization on fixed assets included in other operating expenses totaled $2,041,000 in 1995, $1,614,000 in 1994, and $1,143,000 in 1993.

7.     Deposits

Deposits consisted of the following:

(in thousands)                    December 31
                              1995        1994
Noninterest-
 bearing deposits             $  158,122  $147,085
Interest bearing deposits:
 NOW accounts                    148,027   142,639
 Money market                    427,198   355,581
  deposit accounts
 Other savings deposits           94,124   113,074
 Time certificates of
  $100,000 or more                76,438    63,556
 Other time deposits             150,111   134,782
 Total deposits               $1,054,020  $956,717

Interest expense by deposit type consisted of:

(in thousands)             Year ended December 31
                         1995      1994      1993
Interest on deposits:
 NOW accounts            $ 1,476   $ 1,294   $ 1,436
 Money market             16,736    10,387     6,245
  deposit accounts
 Other savings deposits    2,347     3,033     3,812
 Time certificates of
  $100,000 or more         2,974     2,366     2,910
 Other time deposits       8,502     6,928     7,163
  Total                  $32,035   $24,008   $21,566

8.     INCOME TAXES

The provisions (benefits) for income taxes related to operations, the tax benefit related to stock options that is credited directly to shareholders' equity, and the change in the method of accounting for taxes described in Note 1 are as follows:

The current provision for income taxes includes credits of $41,000, $495,000, and $19,000 related to net securities losses for 1995, 1994, and 1993, respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 34 percent for the reasons shown in the table at the top of the next column.

(in thousands)                Year ended December 31
                              1995    1994    1993
Tax provision at Federal
 statutory rate                34.0%   34.0%   34.0%
Interest on securities exempt
 from Federal taxation        (16.4)% (14.4)% (14.5)%
State income taxes, net of
 Federal income tax benefit     7.8%    7.1%    6.7%
ESOP dividends deductible as
 an expense for tax purposes   (1.0)%  (0.8)%  (0.8)%
Other, net                      3.0%    0.0%    0.9%
Actual tax provision           27.7%   25.9%   26.3%

Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of December 31, 1995 and 1994, included within other assets on the balance sheet are net deferred tax assets of $6,334,000 and $8,066,000, respectively. The net deferred tax assets as of December 31, 1995 and 1994 and the change in the tax effect of the principal temporary differences for the year ending that date are disclosed in the table at the bottom of this page.

The tax effect of the unrealized loss on securities available for sale is recorded directly to equity. Therefore, it is a component of the deferred tax asset or liability, the change in which does not impact the tax provision. Hence there is no entry in the columns labled "Tax
Effect" in the table below for the change.

                                     Tax               Tax
(in thousands)            Components Effect Components Effect Components
                          1995       1995    1994      1994     1993
Deferred tax assets:
 Allowance for loan loss  $ 4,626    $ (740) $ 5,366   $ 1,375  $ 3,991
 State taxes                  450      (317)     767       114      653
 Loan fees                    444      (578)   1,022       403      619
 Depreciation                 956       265      691       386      305
 Post retirement benefits     587        86      501       (84)     585
 Other real estate owned       --        --       --      (143)     143
 Nonaccrual interest          220       191       29        15       14
 Other                        231       190       41        37        4
                            7,514      (903)   8,417     2,103    6,314
 Valuation allowance           --        --       --        --       --
  Total deferred tax
    assets                  7,514      (903)   8,417     2,103    6,314
Deferred tax liabilities:
 Loan costs                   505       105      400        88      312
 Accretion on securities      499       (64)     563       140      423
 Federal effect of state
  tax asset                   281      (171)     452       152      300
 Other                         22        22       --       (1)       1
  Total deferred
    tax liabilities         1,307      (108)   1,415       379    1,036
Net deferred tax asset
  before unrealized gains
    and losses on
     securities             6,207      (795)   7,002     1,724    5,278
 Unrealized gain on
     securities                --                 --               (481)
 Unrealized loss on
     securities               127              1,064                 --
Net deferred tax asset    $ 6,334    $ (795) $ 8,066   $ 1,724  $ 4,797

Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods or expected to be generated from operations to realize all material amounts.

9.     SHAREHOLDERS' EQUITY

The Company has three stock option plans. These plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The first is the Directors Stock Option Plan, established in 1986 for directors of the Company. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Stock acquired by the exercise of options granted under this plan may not be sold for five years after the date of the grant or two years after the date options are exercised, whichever is later. The third plan is the Stock Option Plan for employees established in 1983. All options approved under this plan have been granted and the plan is active now only for the exercise of options held by employees.

The following information is presented concerning the stock option plans as of December 31, 1995, 1994, and 1993 (adjusted for stock splits and stock dividends):

                                              Per Share
                                 Options      Price Ranges
1995
Granted                           92,394      $16.33 to $19.83
Exercised                         87,051      $9.52 to $17.00
Cancelled and expired             18,091      $10.33 to $16.67
Outstanding
   at end of year                666,516      $9.21 to $19.83
Range of
   expiration dates              7/02/96 to 5/20/2002
Exercisable
   at end of year                411,883      $9.21 to $19.00
Shares available
   for future grant              243,458

1994
Granted                           84,702      $14.00 to $19.00
Exercised                        149,839      $9.52 to $14.00
Cancelled and expired             67,095      $4.88 to $17.08
Outstanding
   at end of year                679,263      $9.21 to $19.00
Exercisable
   at end of year                358,677      $9.21 to $17.00

1993
Granted                          243,903      $12.67 to $14.33
Exercised                         76,310      $9.21 to $12.96
Cancelled and expired              9,808      $10.16 to $13.30
Outstanding
   at end of year                811,496      $4.88 to $14.33
Exercisable
   at end of year                403,033      $4.88 to $14.04

All options outstanding were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire 5 years from the date of grant. The Board has granted some options which are exercisable in cumulative 10% annual installments and expire 10 years from the date of grant. The options granted under the directors' plan are exercisable in 6 months.

The option plans permit employees and directors to pay the exercise price of options they are exercising with shares of stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $824,000, $1,011,000, and $184,000 were surrendered in the years ended December 31, 1995, 1994, and 1993, respectively. These surrendered shares are included with other retire shares in the Consolidated Statements of Changes in Shareholders' Equity.

In October 1995, the FASB issued Statement of Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under the accounting method that has been in effect prior to the effective date of this statement, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. SFAS 123 establishes a second accounting method for employee stock options under which issuers would record compensation expense for the "fair value" of the options at the time of the grant. This compensation expense is based on option models that attribute value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. In SFAS 123, the FASB has indicated its preference for the new method in SFAS, however, the statement permits entities to retain the prior method. The Company believes that the prior method better reflects the motivation for its issuance of stock options--that they are incentives for future performance rather than compensation for past performance. In adopting SFAS 123 on January 1, 1996, the Company has chosen to continue to account for its stock option plans in accordance with the prior method. SFAS 123 requires entities that elect to retain the prior method to present pro forma disclosures of net income and earnings per share as if the new method had been applied. The Company will include these disclosures with its financial statements for the year ending December 31, 1996.

In October 1993, the Company offered to purchase about 4.8% of the then outstanding shares of common stock from its shareholders. Provision was made in the offer to purchase additional tendered shares at the Company's option. At the close of the offer on November 15, 1993, about 3.0% of the outstanding shares were purchased by the Company. The purchase of $3.3 million was financed from operating funds paid by the Bank to the Company as a dividend. These shares were outstanding for most of 1993. This resulted in a higher balance of weighted average shares outstanding for 1993 used in the computation of earnings per share than in 1994 and 1995.

In March 1990, the Company's Employee Stock Ownership Plan ("ESOP") purchased 289,406 shares (adjusted for stock dividends) from the Company. The purchase of the shares by the ESOP was financed partially by a loan from another commercial bank. This loan was guaranteed by the Company. Generally accepted accounting principles require that the outstanding amount of such a loan be shown on the Company's balance sheet both among liabilities and as an offset to shareholders' equity. Interest and principal payments were made by the ESOP from dividends received on Company stock held for employees and from funds received from the Company as part of its regular contribution to employee retirement plans. The balance of the note at December 31, 1992 was $1,400,000. This remaining balance was paid in January 1993, and this transaction is reported in the Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1993.

10.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS
        PURCHASED

The Company sells certain of its securities under agreements to repurchase at a later date at a set price. The following information is presented concerning these transactions:

(dollars in  thousands)        Year ended December 31
                            1995      1994      1993
Weighted average interest
  rate at year-end          4.53%     4.57%     2.68%
Weighted average interest
  rate for the year         5.01%     3.26%     2.90%
Average outstanding
  for the year              $10,153   $ 9,355   $12,220
Maximum outstanding
  at any month-end
  during the year           $21,900   $12,525   $16,274
Amount outstanding
  at end of year            $21,900   $ 3,461   $ 7,641

The Bank purchased Federal funds from correspondent banks as detailed in the next table:

(dollars in  thousands)             Year ended December 31
                                 1995        1994         1993
Weighted average interest
  rate at year-end               5.75 %      5.75 %       2.91 %
Weighted average interest
  rate for the year              5.79 %      4.01 %       2.93 %
Average outstanding
  for the year                   $16,649     $14,276      $12,732
Maximum outstanding
  at any month-end
  during the year                $29,416     $21,206      $27,151
Amount outstanding
  at end of year                 $29,416     $ 6,026      $12,514

11.     OTHER BORROWINGS

Included in other borrowings are Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings such as the senior debt on other real estate owned as explained in Note 1. There was $210,000 in such senior debt at December 31, 1995, but none at December 31, 1994.

During the course of 1995 and 1994, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank, but there were no such borrowings at December 31 of either year.

12.     OTHER OPERATING INCOME AND EXPENSE

The largest items included in other service charges, commissions, and fees, are listed in the table below. The gains on loan sales arise primarily from the recognition of origination fees that have not been amortized by the time of sale. The refund transfer fees are earned for the electronic transmission of tax refunds to customers or to their tax preparer to facilitate earlier receipt of the refund. The credit card rebate is a fee paid by the purchaser of the Company's credit card portfolio for the continuing use of the cards by the Company's customers.

Of the amounts included in other operating expense, the largest items in 1995 were credit card clearing fees and consultant expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects. In 1993 and 1994, FDIC deposit insurance premiums were the largest item. During 1995, however, the FDIC Bank Insurance Fund reached the statutory maximum and the FDIC reduced the premium expense for the second half of the year to a very low rate and refunded the excess paid in the first half of the year.

The amounts for these income and expense categories included in the statements of income are as follows:

(in thousands)             Year ended December 31
                           1995     1994     1993
Income items:
 Draft processing          $ 2,146  $ 2,011  $ 2,104
 Gains on loan sales            53      126      548
 Escrow fees                   228      331      311
 Refund transfer fees        1,629       24        8
 Loan broker fees              300       --       --
 Safe deposit fees             249      235      204
 Credit card rebate            216      326       93
Expense items:
 FDIC assessments          $    45  $ 1,982  $ 1,891
 Credit card clearing fees   1,159    1,575    1,757
 Consultant expense            803      702      730

13.     EMPLOYEE BENEFIT PLANS

The Company has two defined-contribution profit sharing plans. The first is the Incentive and Investment and Salary Savings Plan. This plan has two components. The first component, the Incentive and Investment Plan, was established in 1966, and provides for contributions by the Company in accordance with a formula. The formula defines the contribution as 10% of pre-tax profits prior to this employer contribution, reduced by the matching contributions paid to the Salary Savings component of the Plan and the contributions made to the ESOP. In 1993, the Company contributed an extra amount to the ESOP for the purpose of paying off the loan it incurred for the purchase of stock. Consequently, no contribution was made to the Incentive and Investment portion of the plan. In 1994 and 1995, all profit-sharing contributions in excess of the 401(k) employer match were directed to the Incentive and Investment Plan.

The other component, the Salary Savings Plan, is authorized under
Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. Effective January 1, 1994, the Company matches 100% of the first 3% of the employee's deferral and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. Through 1993, the Company had matched 50% of the employee's deferral up to 6% of the employee's compensation. This led to a maximum match of 3%. In 1995, 1994, and 1993 the employer's matching contributions were $597,000, $554,000, and $287,000, respectively.

The second plan is the ESOP, which was initiated in January 1985. As of December 31, 1995, the ESOP held 782,265 shares at an average cost of $9.09 per share.

In 1993, the Company made contributions to the ESOP of $1,404,000. $1,400,000 of the contribution was used to pay off the remaining balance of the note and $4,000 was used for the payment of interest.

Total contributions to the profit sharing plans were $1,294,000 in 1995, $1,884,000 in 1994, and $1,691,000 in 1993.

14.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company. In the case of financial instruments for which it is not practicable to estimate the fair value, the Company is required to disclose information pertinent to estimating the fair value such as interest rates and maturity, and also state the reasons why it is not practicable to estimate fair value.

In SFAS 107, the FASB states that the "[f]air values of financial instruments depict the market's assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur." The information about fair value is said to better enable "investors, creditors, and other users to assess the consequences of an entity's investment and financing strategies, that is, to assess its performance."

Nonetheless, there are several factors which users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, the statement acknowledges that there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the statement covers only financial instruments, not other assets like premises, the fair value of which might differ significantly from the amounts at which they are carried in an entity's financial statements. Thirdly, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships which provide stable sources of investable funds. Lastly, the statement does not address means of evaluating an entity's performance in areas other than the management of financial instruments, for example the ability to generate noninterest income and the control of noninterest expense. For these reasons, users are advised not to regard the disclosure of the fair market value of financial instruments as in any way equivalent to a valuation of the Company as a whole.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash

The face value of cash is its fair value.

Securities and bankers' acceptances

For securities and bankers' acceptances, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Because of the implementation of SFAS 115 as explained in Note 1, a portion of the securities portfolio is carried at fair value.

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

Commitments to extend credit, standby letters of credit, and financial guarantees written

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company seldom charges fees for loan commitments. The Company does not believe that these commitments have a fair value within the context of SFAS 107 because generally fees are not being charged, the use of the commitment is at the option of the potential borrower, and the commitments are being written at rates comparable to current market rates.

The Company has no financial instruments covered by the statement for which it is not practicable to estimate a fair value.

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:

                                        Carrying
(in thousands)                          Amount       Fair Value
As of December 31, 1995:
 Financial assets:
  Cash and due from banks               $   74,746   $    74,746
  Federal funds sold                        65,000        65,000
  Securities available-for-sale            125,835       125,835
  Securities held-to-maturity              231,730       249,258
  Bankers' acceptances                     139,294       139,302
  Loans                                    546,452       549,640
 Financial liabilities:
  Deposits                               1,054,020     1,057,495
  Repurchase agreements,
   Federal funds purchased,
   and other borrowings                     52,526        52,526
 Unrecognized financial
   instruments:
  Commitments to
   extend credit                                --           --
  Standby letters of credit                     --          167

As of December 31, 1994:
 Financial assets:
  Cash and due from banks               $   69,630   $    69,630
  Federal funds sold                        15,000        15,000
  Securities available-for-sale             87,439        87,439
  Securities held-to-maturity              299,520       294,651
  Bankers' acceptances                      80,594        80,510
  Loans                                    486,520       483,632
 Financial liabilities:
  Deposits                                 956,717       957,478
  Repurchase agreements,
   Federal funds purchased,
   and other borrowings                     10,487        10,487
 Unrecognized financial
   instruments:
  Commitments to
   extend credit                                --           --
  Standby letters of credit                     --          166


15.     Other Postretirement Benefits

With the adoption of Statement of Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as of the beginning of 1992, the Company recognizes the net present value of the estimated future cost of providing health insurance benefits to retirees as those benefits are earned rather than when paid. To formalize the terms for the provision of these benefits, the Company established the Retiree Health Plan.

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

The statement defines the Company's accumulated postretirement benefit obligation ("APBO"). This obligation is the actuarial net present value of the obligation for fully eligible plan participants' expected postretirement benefits plus the portion of the expected postretirement benefit obligation for other active plan participants attributed to service as an employee.

This obligation must be remeasured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; 4) the amount of earnings anticipated on plan assets; and 5) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following table shows the amount of the APBO, the fair value of the plan assets held by the Retiree Health Plan, and the accrued postretirement benefit cost as of December 31, 1995 and 1994:

(in thousands)                              December 31
                                           1995       1994
Retirees eligible for benefits             $ (805)   $ (512)
Dependents eligible for benefits             (420)     (274)
Active employees fully eligible              (645)     (368)
Active employees not fully
 eligible                                  (1,409)   (1,009)
Accumulated postretirement
 benefit obligation                        (3,279)   (2,163)
Fair value of plan assets                   2,560     2,162
Accumulated postretirement
 benefit obligation in excess of
 plan assets                                 (719)       (1)
Unrecognized prior service cost                 6         8
Unrecognized net (gain) loss                  278      (230)
Accrued postretirement benefit cost        $ (435)   $ (223)

The accrued postretirement benefit costs of $435,000 and $223,000 are included within accrued interest payable and other liabilities in the consolidated balance sheets for December 31, 1995 and 1994, respectively.

Each year the Company is required to recognize a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income is made up of several components as shown in the next table.

(in thousands)        Year ended December 31
                      1995   1994   1993
Service cost          $ 148  $ 252  $ 165
Interest cost           185    231    185
Return on assets       (120)  (149)  (127)
Amortization cost        --    56      --
Net periodic post-
  retirement cost     $ 213  $ 390  $ 223

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

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Both of these cause increases or decreases in the APBO or the value of plan assets. In the last several years, changes in the discount rate used in measuring the APBO at one year-end and the NPPBC for the next year have had significant impact. The following table discloses the discount rates that have and will be used:

                                 For Determining
              For Measuring      the NPPBC for
Discount       the APBO at       the Year Ended
Rate Used      December 31       December 31
     8.90%         1992             1993
     7.12%         1993             1994
     8.73%         1994             1995
     7.06%         1995             1996

The discount rate is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates lower the APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

Rather than the whole amount of the change in the APBO being recognized in the year after it arises, the statement provides for gains or losses arising from these changes in experience and/or assumptions to be recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur.

At the time of implementing the statement, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

Among the significant estimates or assumptions used in determining the APBO are the rate of earnings on assets which will be available to offset the other components and the annual increase in medical insurance premiums. While the discount rate used in the present value computation of the APBO has fluctuated with market rates, the Company has continued to use 7.0% as its estimate of the long-term rate of return on plan assets. As noted above, the Retiree Health Plan provides for the Company's contribution for insurance premiums to be limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees will need to contribute a larger portion of the total premium cost. Therefore, 5% has been set as the assumed cost trend rate for health care. Because of this limitation, an increase in the actual cost of health care will have no impact on the APBO.

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

As of December 31, 1995, the VEBA was underfunded by $420,000. The APBO related to the key employees of $299,000 is totally unfunded.

16.     COMMITMENTS AND CONTINGENCIES

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1995, the minimum rentals under non-cancelable leases for the next five years and thereafter are as follows:

(in thousands)  Year ended   Non-cancelable
                December 31  lease expense
                1996        $ 2,318
                1997          2,247
                1998          2,244
                1999          1,839
                2000          1,445
                Thereafter    5,040
                            $15,133

Total net rentals for premises included in other operating expenses are $2,127,000 in 1995, $1,801,000 in 1994, and $1,552,000 in 1993.

The Company is currently leasing space from a partnership in which a director has an interest. The original terms of the lease were negotiated with the assistance of two independent, outside appraisers, and the lease was approved by the Board of Directors of the Company. The Company exercised its option to renew the lease in 1989. In 1994, the Company renegotiated the lease to receive other rights such as additional lease option periods and a right of first refusal to purchase the building if it is offered for sale. The nominal monthly rent increased to obtain these benefits, but the actual outlay was reduced in order for the Company to be reimbursed for advancing the partnership's share of seismic improvements made to the leased property in 1994. The above schedule of lease commitments includes the terms of the current agreement. Management believes the terms of the revised lease are comparable with terms which would be available with unaffiliated third parties and the terms were also approved by the Company's Board of Directors.

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

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the statement of financial position. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract that would cause a draw on a standby letter of credit by a third party. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate any significant losses will arise from such draws.

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

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1995 and 1994, the contractual notional amount of these instruments are as follows:

(in thousands)                   December 31,
                               1995         1994
Standby letters of credit    $ 12,623    $  9,093
Loan commitments               46,996      25,941
Undisbursed loans              12,793      13,795
Unused consumer credit lines   53,759      45,866
Unused credit lines            73,779      69,384
                             $199,950    $164,079

Since many of the commitments are expected to expire without being drawn upon, the amounts above do not necessarily represent future cash requirements.

The Company has concentrated its lending activity almost exclusively with customers within Santa Barbara and Ventura Counties. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The largest concentration of loans is to real estate developers, but the nature of the properties is quite varied: 1-4 family residential, multifamily residential, and commercial buildings of various kinds. Continued increases in interest rates may cause delay in the sale or lease of some of these properties, and the Company has considered this in evaluating the adequacy of the allowance for loan loss.

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

17.     SANTA BARBARA BANCORP

Santa Barbara Bancorp is the parent company and sole owner of the Bank. However, there are legal limitations on the amount of dividends which may be paid by the Bank to the Company. At December 31, 1995, the Bank could have declared dividends of approximately $28.9 million to the Company. Federal law also restricts the Bank from extending credit to the Company by making any such extensions of credit subject to strict collateral requirements. The condensed financial statements of the parent company only are presented on this and the following page.

                          SANTA BARBARA BANCORP
                            (Parent Company Only)

                             INCOME STATEMENTS
                              (in thousands)
                                        Year ended December 31
                                        1995     1994     1993
Equity in earnings of subsidiaries:
Undistributed                         $ 5,680  $10,356  $ 7,102
Dividends                               4,686    2,500    5,780
Interest income                             6        7        7
Miscellaneous expenses                   (131)    (153)    (215)
Income tax benefit                        174      241      256
Net income                            $10,415  $12,951  $12,930

                          SANTA BARBARA BANCORP
                            (Parent Company Only)

                               BALANCE SHEETS
                               (in thousands)
                                                     December 31
                                                  1995      1994
Cash                                              $    346  $    204
Investment in and advances to subsidiaries         101,723    94,726
Notes receivable                                        54        55
Other assets                                             5         1
    Total assets                                  $102,128  $ 94,986

Dividends payable                                 $  1,131  $  1,025
Other liabilities                                       --        1
 Total liabilities                                   1,131     1,026
Common stock                                         5,119     5,126
Surplus                                             39,191    39,683
Unrealized loss on securities available-for-sale      (179)   (1,496)
Retained earnings                                   56,866    50,647
 Total shareholders' equity                        100,997    93,960
    Total liabilities and shareholders' equity    $102,128  $ 93,986

                          SANTA BARBARA BANCORP
                            (Parent Company Only)

                           STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                  Year ended December 31
                                                  1995      1994      1993
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Interest received                                 $      6  $    7    $    8
Cash paid to suppliers and others                     (131)    (153)    (215)
Income tax benefit                                     174      241      256
 Net cash provided by operating activities              49       95       49

Cash flows from investing activities:
Net decrease in loans made to customers                  1        1        3
Proceeds from sale of OREO                              --       --      400
Distributed earnings of subsidiaries                 4,686    2,500    5,780
 Net cash provided by investing activities           4,687    2,501    6,183

Cash flows from financing activities:
Proceeds from issuance of common stock                 454    1,187      728
Payments to retire common stock                       (953)      --   (3,274)
Dividends paid                                      (4,095)  (3,877)  (3,538)

Net cash used in financing activities               (4,594)  (2,690)  (6,084)
Net increase (decrease) in cash and cash equivalents   142      (94)     148
Cash and cash equivalents at beginning of period       204      298      150
Cash and cash equivalents at end of period        $    346   $  204   $  298

                                              1995      1994      1993
Reconciliation of net income to net cash
 provided by operating activities:
Net income                                    $ 10,415  $ 12,951  $ 12,930
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Earnings from subsidiaries                   (10,366) (12,856)   (12,882)
  Accretion of discount related
    to notes receivable                             --       (1)        --
  Decrease in interest receivable                   --        1          1
Net cash provided by operating activities     $     49  $    95   $     49

Selected Annual and Quarterly                                        Santa Barbara Bancorp
Financial Data (unaudited)                                           and Subsidiaries
(amounts in thousands except                  Increase
     per share amounts)          1995        (Decrease)      1994        1993        1992       1991
RESULTS OF OPERATIONS:
  Interest income                $   82,188   $  7,288  $   74,900    $  68,433   $ 72,916   $ 78,382
  Interest expense                   33,583      8,616      24,967       22,362     28,777     39,906
  Net interest income before
    provision for loan losses        48,605     (1,328)     49,933       46,071     44,139     38,476
  Provision for loan losses           9,924      3,667       6,257        6,150      4,650      3,900
  Other operating income             17,688      4,604      13,084       14,102     13,062     12,953
  Non-interest expense:
    Staff expense                    22,655      1,506      21,149       19,641     18,521     17,434
    Other operating expense          19,314      1,172      18,142       17,695     16,560     15,563
  Income before income taxes and
    effect of accounting change      14,400     (3,069)     17,469       16,687     17,470     14,532
  Provision for income taxes          3,985       (533)      4,518        4,377      4,912      3,824
  Income before effect of
    accounting change                10,415     (2,536)     12,951       12,310     12,558     10,708
  Effect of accounting change            --         --          --         (620)       858         --
    Net income                   $   10,415   $ (2,536) $   12,951    $  12,930   $ 11,700   $ 10,708

PER SHARE DATA: (1)
  Average shares outstanding          7,677         30       7,647        7,784      7,773      7,795
  Net income                          $1.36     ($0.33)      $1.69        $1.66      $1.51      $1.37
  Cash dividends declared             $0.55      $0.03       $0.52        $0.47      $0.38      $0.31
FINANCIAL CONDITION:
  Total assets                   $1,212,361   $144,745  $1,068,261    $ 979,143   $961,239   $907,182
  Total deposits                 $1,054,020   $ 97,303  $  956,717    $ 866,253   $849,375   $800,622
  Long-term debt (3)             $       --   $     --  $       --    $      --   $  1,400   $  2,600
  Net shareholders' equity (2)   $  100,997   $  7,037  $   93,960    $  85,991   $ 77,145   $ 67,215
OPERATING AND CAPITAL RATIOS:
  Average total shareholders'
    equity to average total assets    9.10%      0.24%       8.86%        8.72%      8.06%      7.73%
  Rate of return on average:
    Total assets                      0.96%     (0.31%)      1.27%        1.34%      1.26%      1.24%
    Total shareholders' equity (2)   10.60%     (3.73%)     14.33%       15.41%     15.58%     16.07%
    Net shareholders' equity (2)     10.60%     (3.73%)     14.33%       15.42%     16.01%     16.86%

(1)  Adjusted for stock splits and stock dividends
(2) Total shareholders' equity does not include the reduction to equity for the ESOP loan; net shareholders' equity is reduced by the loan amount.
(3)  Includes $0, $0, $0, $1,400, and $2,600 for 1995, 1994, 1993, 1992, and 1991,
     respectively, for debt owed by the ESOP which was guaranteed by the Company.


                                        1995 Quarters                                       1994 Quarters
                          4th          3rd          2nd          1st          4th          3rd          2nd          1st
Total assets          $1,212,361   $1,118,064   $1,068,261   $1,067,616   $1,042,589   $1,042,589   $1,018,751   $1,001,475
Net interest income
 (tax equivalent
 basis --Note A)         $12,612      $12,233      $12,192      $15,480      $12,674      $12,528      $12,873      $16,137
Net income                $3,429       $1,717       $2,293       $2,976       $3,261       $2,996       $3,177       $3,517
Per Share Data: (1)
 Net income
  per share                $0.45        $0.23        $0.30        $0.38        $0.43        $0.39        $0.41        $0.46
 Range of stock prices:
  High                    $20.67       $22.33       $18.50       $17.67       $19.50       $20.00       $18.08       $17.42
  Low                     $19.42       $18.00       $17.08       $16.17       $16.50       $15.75       $14.00       $14.00
 Cash dividends
  declared                 $0.15        $0.14        $0.13        $0.13        $0.13        $0.13        $0.13        $0.13

IN MEMORIUM:
George H. Clyde
1918-1996
A founding member of the Bank Board of Directors


The members of the Board of Directors
extend a cordial invitation to attend the Annual Meeting of Shareholders to be held Tuesday, April 23, 1996 at 2 PM at the Lobero Theatre in Santa Barbara.

To Our Shareholders:

Our communications with you is important to us. Throughout the year we will continue to mail our publications summarizing pertinent information about the Bank and its financial performance.

Shareholders with inquiries about stock ownership, changes of address, transfer or re-registration activity, dividend payments, etc., may call or write to me for information. Securities analysts, portfolio managers, representatives of financial institutions or other interested parties seeking financial and operating information are also invited to contact me for information about the Bank.

Best Wishes,


Clare M. McGivney, Ph. D.
Assistant Vice President,
Corporate Services Administrator, and
Assistant Corporate Secretary
Santa Barbara Bancorp
1021 Anacapa St. (or) P.O. Box 1119
Santa Barbara, CA 93102
(805) 564-6302

Concept and Design: H. George Kallusky, SBB&T, Vice President
Typography: Karyn Young Designs
Lithography: Haagen Printing and Offset
Photography: Wm. B. Dewey Photography
Line Drawing Art: Brennen McElhaney
Front Cover: OAK TREE COUNTRY, oil, 12" x 16"
Ted Goerschner, original member of Oil Painters of America

                                 Exhibit 21
                         SUBSIDIARIES OF REGISTRANT


              Santa Barbara Bank & Trust, a California corporation,
            doing business under name of Santa Barbara Bank & Trust

                SBBT Service Corporation, a California corporation,
              doing business under name of SBBT Service Corporation



                                Exhibit 23.1
                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the use of our report dated February 2, 1996, included in this Form 10-K. It should be noted that we have not audited any financial statements of Santa Barbara Bancorp and Subsidiaries subsequent to December 31, 1995, or performed any audit procedures subsequent to the date of our report.

                                   (Handwritten signature)

                                   ARTHUR ANDERSEN LLP
Los Angeles, California
February 2, 1996


                               Exhibit 23.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 2, 1996, incorporated by reference in this Form 10-K, into Santa Barbara Bancorp's previously filed Form S-8 Registration Statements File Nos. 33-5493, 2-83293 and 33-43560 and 33-48724.

                                   (Handwritten signature)

                                   ARTHUR ANDERSEN LLP
Los Angeles, California
March 27, 1996