Form 10-Q
period 1996-03-31
SANTA BARBARA BANCORP
filed 1996-05-15
CIK 357264

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                Form 10-Q

(Mark One)

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

    Yes [X]   No  [ ]



Common Stock _- As of May 3, 1996 there were 7,637,630 shares of the issuer's common stock outstanding.

Page One of Thirty-nine

                                      PART 1
                              FINANCIAL INFORMATION

                       SANTA BARBARA BANCORP & SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                  (dollars in thousands except per share amount)


                                                 March 31,   December 31,
                                                   1996         1995
Assets:
  Cash and due from banks                      $    49,825   $    74,746
  Federal funds sold                                65,000        65,000
      Cash and cash equivalents                    114,825       139,746
  Securities (Note 4):
    Held-to-maturity                               283,368       231,730
    Available-for-sale                             125,000       125,835
  Bankers' acceptances                              95,469       139,294
  Loans, net of allowance of $15,223 at
    March 31, 1996 and $12,349 at
    December 31, 1995 (Note 5)                     541,250       546,452
  Premises and equipment, net (Note 6)               7,799         8,149
  Accrued interest receivable                        9,458         7,981
  Other assets (Note 7)                             14,170        13,174
       Total assets                            $ 1,191,339   $ 1,212,361

Liabilities:
  Deposits:
    Demand deposits                            $   152,540   $   158,122
    NOW deposit accounts                           127,836       148,027
    Money Market deposit accounts                  421,974       427,198
    Savings deposits                                92,325        94,124
    Time deposits of $100,000 or more               78,774        76,438
    Other time deposits                            153,792       150,111
      Total deposits                             1,027,241     1,054,020
  Securities sold under agreements
    to repurchase and Federal funds purchased       53,229        51,316
  Other borrowed funds                                 994         1,210
  Accrued interest payable
     and other liabilities                           7,543         4,818
      Total liabilities                          1,089,007     1,111,364

Shareholders' equity (Note 3):
  Common stock (no par value; $.67 per share
     stated value; 20,000 authorized;
     7,638 outstanding at March 31, 1996
     and 7,679 at December 31, 1995)                 5,092         5,119
  Surplus                                           38,016        39,191
  Unrealized loss on securities
    available for sale                                (372)         (179)
  Retained earnings                                 59,596        56,866
      Total shareholders' equity                   102,332       100,997
       Total liabilities and
        shareholders' equity                   $ 1,191,339   $ 1,212,361

   See accompanying notes to consolidated condensed financial statements.

                     SANTA BARBARA BANCORP & SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                (dollars in thousands except per share amounts)


                                For the Three Months Ended March 31,
                                             1996        1995
Interest income:
  Interest and fees on loans                $   15,537   $   15,023
  Interest on securities                         5,634        5,811
  Interest on Federal funds sold                 1,095          335
  Interest on bankers' acceptances               1,725          820
     Total interest income                      23,991       21,989
Interest expense:
  Interest on deposits:
     NOW accounts                                  361          366
     Money Market accounts                       4,291        3,877
     Savings deposits                              538          640
     Time deposits of $100,000 or more             871          608
     Other time deposits                         2,287        1,873
  Interest on securities sold under
     agreements to repurchase and
     Federal funds purchased                       705          200
  Interest on other borrowed funds                  11           19
     Total interest expense                      9,064        7,583
Net interest income                             14,927       14,406
Provision for loan losses                        3,215        3,663
  Net interest income after
      provision for loan losses                 11,712       10,743
Other income:
  Service charges on deposits                    1,118        1,044
  Trust fees                                     2,224        1,765
  Other service charges,
     commissions and fees, net                   2,130        2,468
  Net loss on securities transactions             (512)           0
  Other income                                     102           78
     Total other income                          5,062        5,355
Other expense:
  Salaries and benefits                          6,268        6,185
  Net occupancy expense                          1,132        1,011
  Equipment expense                                650          645
  Net loss (gain) from
     operating other real estate                   108          (18)
  Other expense                                  3,177        4,198
     Total other expense                        11,335       12,021
Income before income taxes                       5,439        4,077
Applicable income taxes                          1,563        1,101
         Net income                         $    3,876   $    2,976
Earnings per share (Note 2)                 $     0.51   $     0.39

See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)


                                     For the Three Months Ended March 31,
                                                  1996           1995
Cash flows from operating activities:
 Net Income                                       $   3,876    $   2,976
 Adjustments to reconcile net income
 to net cash provided by operations:
  Depreciation and amortization                         493          416
  Provision for loan losses                           3,215        3,663
  Benefit for deferred income taxes                  (1,904)      (1,589)
  Net amortization of investment securities
   discounts and premiums                              (322)         713
  Net change in deferred loan origination and
   extension fees and costs                             125           51
  Decrease (increase) in accrued
     interest receivable                             (1,477)       1,137
  Increase in accrued interest payable                   11          114
  Decrease (increase) in income receivable              843         (347)
  Increase in income taxes payable                    3,047        2,635
  Decrease (increase) in prepaid expenses              (252)         118
  Decrease in accrued expenses                         (584)      (1,668)
  Net loss (gain) on sale of OREO                        30          (23)
  Net loss on securities transactions                   512            0
  Other operating activities                            332        1,145
   Net cash provided by operating activities          7,945        9,341
Cash flows from investing activities:
  Proceeds from call or maturity of securities:
   Available-for-sale                                30,047       14,744
   Held-to-maturity                                  10,725        1,661
  Purchase of securities:
   Available-for-sale                               (92,251)           0
   Held-to-maturity                                 (61,068)           0
  Proceeds from sale of securities:
   Available-for-sale                                62,131            0
  Proceeds from sale or maturity
    of bankers' acceptances                         128,177       55,693
  Purchase of bankers' acceptances                  (84,750)     (19,373)
  Net decrease (increase) in loans
   made to customers                                    727      (35,656)
  Disposition of property from defaulted loans          864          198
  Purchase or investment in
    premises and equipment                             (148)        (745)
   Net cash provided by (used in)
    investing activities                             (5,546)      16,522
Cash flows from financing activities:
  Net decrease in deposits                          (26,779)     (59,125)
  Net increase in borrowings with
   maturities of 90 days or less                      1,907       14,308
  Proceeds from issuance of common stock                149           49
  Payments to retire common stock                    (1,471)         (57)
  Dividends paid                                     (1,126)      (1,026)
   Net cash used in financing activities            (27,320)     (45,851)
 Net decrease in cash and cash equivalents          (24,921)     (19,988)
 Cash and cash equivalents at
   beginning of period                              139,746       84,630
 Cash and cash equivalents at end of period       $ 114,825    $  64,642

Supplemental disclosure:
 Cash paid during the three months ended:
  Interest                                        $   9,075    $   7,469
  Income taxes                                    $       0    $      35

   See accompanying notes to consolidated condensed financial statements.

             Santa Barbara Bancorp and Subsidiaries
           Notes to Consolidated Financial Statements
                         March 31, 1996
                           (Unaudited)

1. Principles of Consolidation


The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material inter-company balances and transactions have been eliminated.

2. Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the three-month periods ended March 31, 1996 and 1995, the weighted average shares outstanding were as follows:

                  Three-Month Periods
                    Ended March 31,
                    1996      1995
     Weighted average
     shares outstanding7,652,7987,690,581

3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1995 have been reclassified to be consistent with the reporting for 1996.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

4. Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these criteria are accounted for at their amortized historical cost. That is, these securities are carried at their purchase price adjusted for the amortization of any premium or discount irrespective of later changes in their market value prior to maturity. Securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio are considered available-for-sale. These securities are reported in the financial statements at fair market value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as a separate component of shareholders' equity. Changes in the unrealized gains or losses are shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

The Company has reclassified a few U.S. agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $174,000, is the reason that the separate component of capital exceeds the net unrealized losses related to the securities classified as "available-for-sale."

During the third quarter of 1995, the Bank became a member of the Federal Reserve System. As a member, it is required to purchase stock in the Federal Reserve Bank equal to a percentage of the Bank's capital. By regulation, this stock is classified as available-for-sale, but it has no market value other than its purchase price. Therefore, it is shown on a separate line in the next table.

(in thousands)                                Gross      Gross  Estimated
                                 Amortized  Unrealized Unrealized  Market
                                    Cost       Gains      Losses    Value
March 31, 1996:
Held-to-maturity:
  U.S. Treasury obligations       $143,388  $    180  $  (805)  $142,763
  U.S. agency obligations           56,947       770     (433)    57,284
  State and municipal securities    83,033    13,064      (16)    96,081
    Total held-to-maturity         283,368    14,014   (1,254)   296,128
Available-for-sale:
  U.S. Treasury obligations         97,790       174     (168)    97,796
  U.S. agency obligations           15,004         9        0     15,013
  Collateralized mortgage
   obligations                      11,916         0     (213)    11,703
  Equity Securities                    488         0        0        488
    Total available-for-sale       125,198       183     (381)   125,000
       Total Securities           $408,566  $ 14,197  $(1,635)  $421,128

December 31, 1995:
Held-to-maturity:
  U.S. Treasury obligations       $ 97,528  $    775  $     0   $ 98,303
  U.S. agency obligations           51,826       983     (143)    52,666
  State and municipal securities    82,376    15,913        0     98,289
    Total held-to-maturity         231,730    17,671     (143)   249,258
Available-for-sale:
  U.S. Treasury obligations        100,090       316     (122)   100,284
  U.S. agency obligations           25,026        37        0     25,063
  Equity Securities                    488         0        0        488
    Total available-for-sale       125,604       353     (122)   125,835
       Total Securities           $357,334  $ 18,024  $  (265)  $375,093

In November, 1995, the Financial Accounting Standards Board ("the FASB") issued a guide to implementing SFAS 115. The guide permitted holders of debt securities a onetime opportunity to transfer securities from their held-to-maturity classification to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window of opportunity," the Company transferred securities with an amortized cost of $144 million from the held-to-maturity classification to available-for-sale. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995.

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

(in thousands)                          Held-to-   Available-
                                        Maturity   for-Sale   Total
March 31, 1996:
Amortized cost:
  In one year or less                   $ 49,490  $ 30,126  $ 79,616
  After one year through five years      193,490    84,153   277,643
  After five years through ten years      15,389     8,218    23,607
  After ten years                         24,999     2,213    27,212
  Equity Securities                            0       488       488
                                        $283,368  $125,198  $408,566

Estimated market value:
  In one year or less                   $ 50,169  $ 30,134  $ 80,303
  After one year through five years      199,107    84,145   283,252
  After five years through ten years      19,589     8,050    27,639
  After ten years                         27,263     2,183    29,446
  Equity Securities                            0       488       488
                                        $296,128  $125,000  $421,128

December 31, 1995:
Amortized cost:
  In one year or less                   $ 32,414  $ 55,135  $ 87,549
  After one year through five years      151,560    69,981   221,541
  After five years through ten years      21,823         0    21,823
  After ten years                         25,933         0    25,933
  Equity Securities                            0       488       488
                                        $231,730  $125,604  $357,334
Estimated market value:
  In one year or less                   $ 32,522  $ 55,172  $ 87,694
  After one year through five years      158,803    70,175   228,978
  After five years through ten years      27,978         0    27,978
  After ten years                         29,955         0    29,955
  Equity Securities                            0       488       488
                                        $249,258  $125,835  $375,093


The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. Loans

The balances in the various loan categories are as follows:

(in thousands)                    March 31,   December 31,
                                   1996        1995
Real estate:
    Residential                    $ 135,795   $ 142,143
    Non-residential                  177,136     179,272
    Construction                      24,075      20,846
Commercial loans                     146,294     144,011
Home equity loans                     32,228      34,597
Consumer loans                        31,709      28,494
Municipal tax-exempt obligations       7,311       7,573
Other loans                            1,925       1,865
    Total loans                    $ 556,473   $ 558,801


The loan balances at March 31, 1996 and December 31, 1995, are net of approximately $2,264,000 and $1,990,000, respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures were adopted on January 1, 1995. At that date, a valuation allowance for credit losses related to impaired loans was established. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.
Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and which are current in their interest and principal payments. These impaired loans are not classified as non-accrual. Not all types of loans are covered by the provisions of these statements. Loans of these types may be classified as non-accrual because of concern for collectibility, but not be reported as impaired.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) by the loan's observable market price if it is of a kind for which there is a secondary market; or (3) by a valuation of the underlying collateral. A valuation allowance is computed as any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses information about the impaired loans and the allowance related to them ($ in millions) as of March 31, 1996 and 1995:

                                  March 31, 1996   March 31, 1995
Loans identified as impaired             $9.2           27.8
Impaired loans for which a valuation
  allowance has been determined          $7.4           23.2
Impaired loans for which no valuation
  allowance was determined necessary     $1.9            4.6
Amount of valuation allowance            $3.2            5.3

The average amounts of the recorded investment in impaired loans for the three month periods ended March 31, 1996 and 1995 were approximately $12.8 million and $25.0 million, respectively. Approximately $2,429 in interest was collected from impaired loans in the three month periods ended March 31, 1996 and recognized as interest income.

The provisions of the statements permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The Company also provides an allowance for losses for (1) loans that are not covered by the provisions of SFAS Nos. 114 & 118;
(2) loans which, while of a kind that is covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible, whether or not covered by the provisions of the statements, are charged-off.
Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans is included with the general allowance for loan losses of $12.0 million to total the $15.2 million reported on the balance sheet for March 31, 1996 which these notes accompany and in the statement of changes in the allowance account below.


Allowance for Loan Losses
(in thousands)
Balance, December 31, 1995                        $ 12,349
Provision for tax refund anticipation loans          1,916
Tax refund loan losses charged against allowance        --
Tax refund loan recoveries added to allowance        1,150
Provision for loan losses                            1,299
Loan losses charged against allowance               (1,568)
Loan recoveries added to allowance                      77
Balance, March 31, 1996                           $ 15,223


6.  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $493 and $416 for the three-month periods ended March 31, 1996 and 1995, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)          March 31, 1996          December 31, 1995
                                     Net                        Net
                            Accum.   Book              Accum.   Book
                   Cost     Deprec.  Value    Cost     Deprec.  Value
Land and buildings $ 5,607  $ 3,006  $ 2,601  $ 5,607  $ 2,967  $ 2,640
Leasehold
   improvements      6,392    4,144    2,248    6,427    3,996    2,431
Furniture and
   equipment        13,018   10,068    2,950   12,843    9,765    3,078
    Total          $25,017  $17,218  $ 7,799  $24,877  $16,728  $ 8,149

7.  Property from Defaulted Loans Included in Other Assets


Property from defaulted loans is included within other assets on the balance sheets. As of March 31, 1996 and December 31, 1995, the Company had $1,816,000 and $1,785,000, respectively, in prop-erty from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan or the estimate of the market value of the assets less disposal costs.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The Company posted its highest quarterly earnings ever during the first quarter 1996. First quarter earnings of $3.9 million were up 30 percent, or nearly $1 million, over the comparable period in 1995, and per share earnings climbed to $0.51, up from $0.39 for the same period in the prior year. Earnings benefited from a combination of favorable factors during the first quarter, including increased net interest income and fees compared to the prior year, and reduced non-interest operating expense, due to the absence of any FDIC premium expense. Additionally, the Refund Anticipation Loan and Transfer Program ("RAL") was more profitable during the first quarter than anticipated, with restrictive credit criteria permitting a smaller provision for loan loss than was necessary last year.

The increase in earnings was achieved despite $512,000 in losses taken on the sale of securities. The securities were sold so that the proceeds could be reinvested at higher interest rates. This continues the restructuring of the Company's securities portfolio initiated in the fourth quarter of 1995. The sale of depreciated securities and the subsequent repurchasing of other securities at higher market rates allows the Company to earn more interest income.

Several key strategic initiatives undertaken during 1995 contributed to the Company's strong performance in the first quarter. The Company's expansion into Ventura County last year has generated more than $56 million in deposits since the three offices were opened and loan production has been strong. The Trust & Investment Services Division reported trust fee income of $2.2 million during the quarter, up $460,000 over the first quarter of 1995. The increase was due principally to the addition of new products and services during the past year, the aggressive cultivation of new customers, and higher stock market levels. The Company has also continued to focus on increasing loans outstanding and improving asset quality. Sales efforts were concentrated on prospective commercial loan customers, and while the results of these contacts may not be fully realized for several quarters, the response has been favorable. Additionally, as a result of credit administration changes made in 1995, the Company has made substantial progress in managing its loan portfolio, which Management believes will enhance credit quality, continue to reduce non-performing assets, and strengthen reserves. The quality of the loan portfolio is addressed in detail in the "Credit Quality" discussion.

These initiatives are expected to continue to produce favorable results during the balance of 1996 and beyond. While each initiative required significant planned expenditures in 1995 in advance of the anticipated revenues, these moves are critically important for the long-term viability and profitability of the Company, and will permit the Company's planned expansion into new market areas this year and beyond.

Business

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank and Trust (the "Bank"). The Bank is a state-chartered commercial bank and is a member of the Federal Reserve Bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is SBBT Service Corporation ("ServiceCorp"). ServiceCorp provides correspondent banking services such as check processing to other financial institutions on the Central Coast of California. All references to "the Company" below apply to the Company and its subsidiaries.

Total Assets and Earning Assets

The chart below shows the growth in average total assets and deposits since the fourth quarter of 1993. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

[In the printed version of the Form 10Q, a chart appears here which shows a steady trend in growth in average assets and average deposits over the last ten quarters. There are slight decreases in average assets and deposits for the first quarter of 1994 and the second quarter of 1995 from the respective previous quarters.]

The usual pattern of deposit and asset growth is for the first quarter averages to be about the same or slightly less than the last quarter of the prior year. The averages for the second quarter may be lower than the averages for the first quarter as deposits tend to decrease during the first quarter. The third and fourth quarters generally show growth over the earlier quarters. Averages for the first quarter of 1996 are higher than the previous quarter because the usual seasonal decrease did not begin until late in the quarter. It is anticipated that any decrease in the second quarter will be less than that seen in the second quarter of 1995. Continued consolidation in the financial services industry and the three Ventura County offices opened in 1995 have contributed to the continued growth in deposits.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.88% of its assets during the first quarter of 1996. This compares with an average of 82.74% for all FDIC-Insured Commercial Banks.[1] Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. Real estate obtained as the result of foreclosure is aggressively disposed of so that the Company avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size that allow it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $145.8 million more assets earning interest during the first quarter of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

Interest Rate Sensitivity

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on the loans and securities and pays interest expense on the deposits. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the same percentage spread between interest income and interest expense as the Company grows, the amount of net interest income will increase.

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects as interest rates change. Average market interest rates decreased during the second half of 1995 and early in the first quarter of 1996 as the Federal Reserve Board ("the Fed") eased short-term rates in an effort to sustain economic recovery. This had the impact of lowering the average rates earned and paid on short-term assets and liabilities. Long-term rates declined even more and for much of the year the Treasury yield curve was partially inverse, i.e., rates in the 1-3 year range were less than overnight and three-month rates. Long-term rates then began to increase at the end of the first quarter of 1996 while short-term rates remained steady. This resulted in a more normal yield curve. Because they occurred late in the quarter, the increased longer rates are not yet apparent in the deposit rates reported in Table 2, the loan rates reported in Table 3, nor in the securities rates reported in Table 6. However, the impact of the lowering of short-term rates in January can be seen in the reduced average rate paid on NOW/MMDA accounts and in the loan rates in Table 3.

Because the Company earns interest income on 94% of its assets and pays interest expense on the majority of its liabilities, it is subject to adverse impact from changes in market rates. A primary economic risk is "market risk;" that is, the market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security issued after the rise in rates. This is because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise (because their rate would be less than the new higher rate) and a more costly obligation when interest rates decline (because their rate would be more than the new lower rate). However, most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets and so there is less fluctuation in the market value of liabilities from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to "market risk" is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While virtually all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities, because if it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if a financial institution uses the proceeds from shorter-term deposits to purchase longer-term securities or fund longer-term loans. If interest rates rise significantly, the interest that must be paid on the deposits will exceed the interest earned on the assets.

The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabili-ties. For example, if the interest rates start to decrease, the Company's variable loans will be repriced at lower rates and the proceeds from securities that mature in the near future will be reinvested at lower rates. If the Company is well matched, it should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans and securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to fill in mismatches.

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets for each period and on a cumulative basis for each period. As a percentage of total assets, the Company's target is to be no more than 10% plus or minus in either of the first two periods, and not more than 15% plus or minus cumulative through the first year.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period -- and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. From quarter to quarter, the gap for the first period varies between positive and negative. As of March 31, 1996, the gap for this first period is a negative 7.09%, within the target range. At the end of the fourth quarter of 1995 and at the end the first quarter of 1995, the gaps were a positive 0.60% and a negative 10.19% of assets, respectively. The change from last quarter is due to the reinvestment of proceeds from maturing securities and bankers' acceptances.

The negative gap in the first period, which causes some exposure to adverse impact on net interest income should short-term rates rise, is mitigated by the similarly sized positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced to offset the negative impact of rising rates.

The negative gap for the third period, "After six months but within one year" is caused by the large amounts of transaction deposit accounts that the Company at present assumes will not be repriced sooner than six months. If market interest rates change substantially, the rates paid on these accounts may have to be repriced sooner than six months. There would be a negative impact on earnings from an upward repricing of these deposits. This impact would be partially offset by the fact that, in an environment of rising interest rates, short-term assets tend to reprice more often and to a greater degree than the short-term liabilities.

The large negative amount for the third period causes the cumulative gap for the first three periods to be just outside the Company's target range. Management does not consider this to be a significant problem in that roughly two-thirds of the investments in the "After one year but within five" column mature in years one and two. The maturation of these securities will provide proceeds for reinvestment at the new rates within a reasonable time to offset the impact of a rise in rates. If rates rise enough, the Company's investment policy requires it to sell the available-for-sale securities before their maturity dates to reposition the proceeds at the new rates.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.


Table 1--INTEREST RATE SENSITIVITY
                                              After three  After six    After one              Non-interest
As of March 31, 1996                Within     months       months      year but               bearing or
(in thousands)                       three    but within   but within     within    After five  non-repricing
                                    months      six        one year      five       years       items          Total
Assets:
Loans                            $ 304,219    $100,108   $   29,994    $ 70,140   $  41,630   $  10,382    $  556,473
Cash and due from banks                  0           0            0           0           0      49,825        49,825
Federal Funds                       65,000           0            0           0           0           0        65,000
Securities:
  Held-to-maturity                   1,356      12,497       35,637     193,490      40,388           0       283,368
  Available-for-sale                     0      10,005       20,129      84,145      10,233         488       125,000
Bankers' acceptances                84,662      10,807            0           0           0           0        95,469
Other assets                             0           0            0           0           0      16,204        16,204
Total assets                       455,237     133,417       85,760     347,775      92,251      76,899     1,191,339

Liabilities and shareholders'
     equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased        53,229           0            0           0           0           0        53,229
  Other borrowings                     994           0            0           0           0           0           994
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts           407,579           0      234,556           0           0           0       642,135
  Time deposits                     77,941      44,267       52,149      57,876         333           0       232,566
Demand deposits                          0           0            0           0           0     152,540       152,540
Other liabilities                        0           0            0           0           0       7,543         7,543
Shareholders' equity                     0           0            0           0           0     102,332       102,332
Total liabilities and
  shareholders' equity             539,743      44,267      286,705      57,876         333     262,415    $1,191,339
Interest rate-
  sensitivity gap                $ (84,506)   $ 89,150   $ (200,945)   $289,899   $  91,918   $(185,516)
Gap as a percentage of
  total assets                      (7.09%)       7.48%     (16.87%)      24.33%       7.72%    (15.57%)
Cumulative interest
  rate-sensitivity gap           $ (84,506)   $  4,644   $ (196,301)   $ 93,598   $ 185,516
Cumulative gap as a
  percentage of total assets         (7.09%)       .39%     (16.48%)      7.86%      15.57%

Note:  Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as non-interest bearing or non-repricing items.

A gap report can show mismatches in the maturities and repricing opportunities of assets and liabilities, but has limited usefulness in measuring or managing market risk and basis risk.
To assess the extent of these risks in both its current position and the potential results of positions it might take in the future, the Company uses a computer model to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value, or market value of portfolio equity, is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and changes in both directions.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. The overall deposit base for financial institutions in the Company's Santa Barbara market area has declined from $4.5 billion in 1989 to $3.1 billion at mid-1995. During this time the Company has increased its market share from 14.1% in 1989 to 29.6% in 1995. The increases have come by maintaining competitive deposit rates, introducing of new deposit products, and by successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last five quarters (dollars in millions). As shown both in the chart and in Table 2, average deposits for the first quarter of 1996 have increased 12% from average deposits a year ago. The growth in average deposits was evenly matched between the Ventura region offices (50%) and the Santa Barbara region (50%). In general, it would not be expected for the Santa Barbara offices to experience significant growth when they have already captured almost 30% of the market.

Table 2--AVERAGE DEPOSITS AND RATES
1995                1st Quarter     2nd Quarter  3rd Quarter    4th Quarter
NOW/MMDA            $  480.1 3.58% $470.5 3.67% $512.7 3.67% $  550.6 3.52%
Savings                108.6 2.39%  100.7 2.38%   95.0 2.36%     91.7 2.35%
Time deposits 100+      53.8 4.58%   56.7 5.10%   59.9 5.26%     63.4 5.34%
Other time deposits    144.9 5.24%  151.6 5.50%  157.7 5.65%    160.1 5.71%
 Total interest-
 bearing deposits      787.4 3.79%  779.5 3.96%  825.3 4.02%    865.8 3.95%
Non-interest-bearing   135.5        126.3        130.6          135.9
  Total deposits    $  922.9       $905.8       $955.9       $1,001.7

1996                1st Quarter
NOW/MMDA            $  555.8 3.35%
Savings                 94.0 2.37%
Time deposits 100+      65.8 5.32%
Other time deposits    163.2 5.67%
 Total interest-
bearing deposits       878.8 3.82%
Non-interest-bearing   154.4
  Total deposits    $1,033.2


The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to raise deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts are those products which the institution can reprice at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced during the quarter will bear the new rate.

As market interest rates were rising during 1994 , most banks, including the Company, raised interest rates paid on their administered rate transaction accounts only minimally. However, by late 1994, competitive pressures required increases in the rates paid on all deposit types. In 1995 interest rates stabilized during the first half of the year and then began to decrease thereafter. During the first quarter of 1996 rates were relatively stable and then began to increase in the latter part of the period. It is therefore consistent with expectations that the average rate on time deposits would increase during 1995 to a greater extent than NOW/MMDA, and then start to stabilize in the last half of 1995 and the first quarter of 1996. In contrast, NOW/MMDA accounts reflect a more stable rate environment in the first half of the year, then begin to decline in the fourth quarter and continue this trend into 1996.

The growth trends of the individual types of interest bearing deposits are impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. Compared with the first quarter of 1995, the primary growth in deposits during the last four quarters came in the interest-bearing transaction accounts ("NOW/MMDA"). Included within this category is the Company's "Personal Money Master Account." The rate paid on this account is attractive and the average balance increased to $225 million for the first quarter of 1996.

Approximately $15.6 million of the average balance for non-interest-bearing demand deposits in the first quarter of 1995 and $12.3 in the first quarter of 1996 relates to outstanding checks from the tax refund anticipation loan program. There is relatively little effect from these checks in other quarters.
New deposits in the Ventura offices account for $12.1 million of the $18.9 million increase in demand deposits from the first quarter of 1995 to the first quarter of 1996.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are three primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low during the recession in the California economy. With less need for funds to lend, the Company has been reluctant to encourage large deposits that are not the result of stable customer relationships, because the spread between the cost of these funds and the earnings on their uses are small. Therefore the premium offered on these large deposits has been small. Second, time deposits of $100,000 and over generally have shorter maturities than the smaller certificates. Therefore, as a group, they reprice more frequently. In a declining interest rate environment, their average rate paid will decline faster, and in a rising rate environment they will rise faster. While the average rate paid on the smaller time deposits has remained greater than on the larger deposits over the last four quarters, the difference contracted from 66 basis points during the first quarter of 1995 to 35 basis points in the first quarter of 1996, reflecting a general trend of falling rates during 1995. Third, there has been an increase in the proportion of IRA accounts among the under $100,000 time deposits. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

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

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields [2] over the last six quarters (dollars in millions).

Table 3--LOAN BALANCES AND YIELDS
                  EOP          Average      Interest  Average
Quarter Ended     Outstanding  Outstanding  and Fees  Yield
December  1994    499.4        486.3        11.3      9.25
March     1995    534.9        525.5        15.1     11.58
June      1995    541.0        537.8        12.5      9.31
September 1995    532.2        536.0        12.6      9.40
December  1995    558.8        543.8        12.6      9.32
March     1996    556.4        565.8        15.5     10.97


Changes in Loan Balances

The end-of-period loan balance as of March 31, 1996 has changed very little compared to December 31, 1995, but has increased from the balance at March 31, 1995. Residential real estate loans increased $13.4 million from March 31, 1995 and non-residential real estate loans increased $9.7 million. The other categories remained almost unchanged. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield should increase as the teaser rates expire because current rates are higher than when most of these loans were made. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market and interest rate risks and liquidity.

The average balance for the first quarter 1996 shows the impact of the tax refund anticipation loans ("RAL's") that the Company makes. The RAL's are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made during the first quarter of the year and repaid before the end of the quarter. These loans and their impact on the results of operations are discussed in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the two quarters without the effect of RAL's were 9.27% and 9.24%, respectively.

Interest and Fees Earned and the Effect of Changing Interest
Rates

Interest rates on most consumer loans are fixed at the time funds are advanced. The average yields on these loans significantly lag market rates as rates rise because the Company only has the opportunity to increase yields as new loans are made. In a declining interest rate environment, these loans tend to track market rates more closely. This is because the borrower may reset the rate by prepaying the loan if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the original loan to warrant the customer refinancing.

The rates on most commercial and construction loans vary with an external index like the national prime rate or the Cost of Funds Index ("COFI") for the 11th District of the Federal Home Loan Bank, or are set by reference to the Company's base lending rate. The base lending rate is established by the Company by reference to the national prime rate adjusting for local lending and deposit price conditions. The loans that are tied to prime or to the Company's base lending rate adjust immediately to a change in those rates while the loans tied to COFI usually adjust every six months or less. Therefore, variable rate loans tend to follow market rates more closely.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                  March 31,      December 31,
                                  1996           1995

Standby letters of credit     $  9,187         $ 12,623
Loan commitments                30,203           46,996
Undisbursed loans               17,081           12,793
Unused consumer credit lines    51,116           53,759
Unused other credit lines       70,382           73,779

The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their immediate needs to handle contingencies.

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

The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees are generally less than the costs for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

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

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the first quarter of 1996, at the end of the prior two quarters and at the end of the same quarter a year ago (in thousands). Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Also included in the table in boldface is comparable data[3] regarding the Company's Southern California peers for the three earlier quarters.

A trend of increasing non-performing loans began in late 1994. The Company focused more efforts on monitoring these loans, but with continued slow economic recovery in California, the number and amounts of delinquent loans increased. The Company strengthened the credit review, analysis, and administrative functions by hiring additional professional staff and established a Special Assets Committee to give increased attention to the larger problem loans. The new staff and the committee have aggressively pursued collection plans with customers that have resources to repay at least some portion of their loans and have acknowledged uncollectibility and charged-off other loans. These efforts are still continuing, and the amount of non-current loans has remained relatively stable since the third quarter of 1995.

In that quarter, the Company charged-off $3.4 million, including $0.8 million in RAL's. These charge-offs reduced the ratio of non-current loans to total loans, but also reduced the ratio of the allowance to the remaining non-current loans. The ratios during the fourth quarter of 1995 and the first quarter of 1996 have improved, as the Company continued to add to the allowance. The substantial collections in 1996 of RAL's charged-off in 1995 has also added to the allowance.


Table 4--ASSET QUALITY
                               March 31,   Dec.31,   Sept. 30,  March 31,
                                  1996       1995       1995       1995
                                Company    Company    Company    Company
Loans delinquent
90 days or more                 $   186    $   395    $   535    $ 1,671
Non-accrual loans                10,507      8,972     10,588     10,650
  Total non-current loans        10,693      9,367     11,123     12,321
Foreclosed real estate            1,816      1,785      1,021        681
 Total non-performing assets    $12,509    $11,152    $12,144    $13,002

                        March 31, December 31,  September 30,    March 31,
                           1996       1995          1995           1995
                                        So. Cal       So. Cal        So.Cal
                                         Peer          Peer           Peer
                         Company Company Group Company Group  Company Group
Coverage ratio of
 allowance for loan
 losses to non-
 current loans and leases     122%  132%  118%  104%  102%  133%  95%
Ratio of non-current loans
  to total loans and leases  1.92% 1.68% 3.21% 2.09% 3.09% 2.30% 3.76%
Ratio of non-performing
  assets to average total    1.04% 1.03% 2.76% 1.11% 2.74% 1.25% 3.28%

The March 31, 1996 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate. As the cycle of periodic reviews continues and additional information becomes available, Management will provide for additional allowance as necessary to address any new losses when identified. However, Management does not anticipate the need to provide additional allowance in an amount comparable to the provision in the third quarter of 1995.

The current amount of the allowance is higher than it is expected to be at the end of the second quarter of 1996, because $1.9 million in allowance had been provided during the first quarter of 1996 for RAL's. Although the amount is not known, the Company plans to charge-off all RAL's still outstanding by June 30, 1996. Management believes that the current RAL provision is adequate. As there will be virtually no new RAL loans made between June 30, 1996 and the first quarter of 1997, a new allowance for these loans will not need to be provided until that quarter.

Table 5 classifies non-performing loans and all potential problem loans other than non-performing loans by loan category for March
31, 1996 (amounts in thousands).

Table 5--NON-PERFORMING AND POTENTIAL PROBLEM LOANS
                                           Potential Problem
                            Non-performing Loans Other Than
                                Loans       Non-performing
Loans secured by real estate:
   Construction and
       land development        $   --
               $  --
   Agricultural                   121                  --
   Home equity lines               50                  75
   1-4 family mortgage          2,600                 934
   Multi-family                   385                 264
   Non-residential, non-farm    1,176               1,348
Commercial and industrial       6,311               8,294
Other consumer loans               50                  94
       Total                  $10,693             $11,009

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 1996 (amounts in thousands).

     Doubtful          $3,042
     Substandard       $2,422
     Special Mention   $1,036

The total of the above numbers is less than the total allowance because some of the allowance is allocated to loans which are not regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.

Securities and Related Interest Income

Generally accepted accounting principles require that securities be classified in one of three categories when they are purchased. One category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are carried on the balance sheet at their amortized historical cost. That is, they are carried at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased for later sale, the securities are classified as "trading assets." Assets held in a trading account are required to be carried on the balance sheet at their current market value. Changes in the market value of the securities are recognized in the income statement for each period in which they occur as unrealized gain or loss. Securities that do not meet the criteria for either of these categories, e.g. securities which might be sold to meet liquidity requirements or to effect a better asset/liability maturity matching, are classified as "available-for-sale." They are carried on the balance sheet at market value like trading securities. However, unlike trading securities, changes in their market value are not recognized in the income statement for the period. Instead, the unrealized gain or loss (net of tax effect) is reported as a separate component of equity. Changes in the market value are reported as changes to this component.

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio, the "Liquidity Portfolio," consists of securities that are available for sale and is made up almost entirely of the shorter term taxable securities. These securities will be sold if their market value deteriorates to a predetermined point The third portfolio, the "Discretionary Portfolio," consists of shorter term securities that are available for sale but which will not automatically be sold if their market value deteriorates. The Company specifies the portfolio into which each security will be classified at the time of purchase. The Company has no securities which would be classified as trading securities.

Securities purchased for the Earnings Portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated.

In November, 1995, the Financial Accounting Standards Board ("the FASB") issued a guide to implementing SFAS 115. The guide permitted holders of debt securities a onetime opportunity to transfer securities from their held-to-maturity classification to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window of opportunity," the Company transferred securities with an amortized cost of $144 million from the Earnings Portfolio to the newly established Discretionary Portfolio. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995 at an aggregate realized net loss of $77,000.

In general, the Company uses available funds to purchase securities for the three portfolios according to the following priorities. Taxable securities, usually U.S. Government obligations with maturities of two years to three years, are purchased for the Liquidity Portfolio or the Discretionary Portfolio. In addition, the Company's Investment Committee approved in the fourth quarter of 1995 the acquisition of up to $30 million of planned amortization class ("PAC'S") securities with average lives of two years to three years for the Discretionary Portfolio. PAC's are particular classes of the larger collateralized mortgage obligation ("CMO") which are designed to have principal payments occur at designated times. PAC bondholders have priority over other classes in the CMO issue in receiving principal payments from the underlying collateral. The Company's policy requires the underlying collateral to be AAA rated, guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Company, or the United States Government. The creation of PAC bonds does not make prepayment risk disappear, it just shifts the vast majority of the risk to the other bonds in the CMO. Federal banking regulations require that all fixed-rate CMO's held by financial institutions, even short-term PAC's be low volatility investments. A PAC must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. At the end of the first quarter of 1996 the company held $11.9 million of PAC's. The average outstanding balance during the first quarter of 1996 was $13.2 million.

The size of the Liquidity Portfolio will vary based on loan demand, deposit growth, and the scheduled maturities of other securities. To the extent that estimated liquidity needs are met, tax-exempt municipals that meet credit quality standards will be purchased for the earnings portfolio up to an amount that does not trigger the Alternative Minimum Tax. Lastly, taxable securities, generally U.S. Government obligations with maturities of two to five years, may be purchased for the Earnings Portfolio.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD
1995              1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
U.S. Treasury    $236.7  5.63%  $226.8  5.60%  $224.5  5.57%  $203.1  5.54%
U.S. agency        55.6  4.86     54.8  5.25     77.0  5.51     86.9  5.63
Tax-Exempt         87.6 12.99     84.0 12.69     84.8 12.52     84.1 12.60
  Total          $379.9  7.22%  $365.6  7.18%  $386.3  7.08%  $374.1  7.14%

1996              1st Quarter
U.S. Treasury    $194.6  5.56%
U.S. agency        79.7  5.65
Collateralized
 Mortgage
  Obligations      13.2  5.47
Tax-Exempt         82.8 12.15
  Total          $370.3  7.04%

Beginning in the fourth quarter of 1995 the Company modified its Liquidity Portfolio policies. Previously the Company's practice was to shorten the average maturity of its investments while interest rates were rising and to lengthen the average maturity as rates were declining. The policy currently in effect has a primary objective of maintaining a more constant level of maturing securities over the life of the portfolios. The change in policy is due to the implementation of SFAS 115 which limits the ability to restructure the parts of the portfolio due to interest rate changes. Management believes that a more constant re-pricing of the securities in the Earnings Portfolio coupled with the shorter terms of the securities in the Liquidity and Discretionary Portfolios will better protect the average interest yields and more closely follow market rates. Beginning in the fourth quarter of 1995 and continuing into the first quarter of 1996, the Company began the implementation process to accomplish this new policy.

As mentioned above in the section titled "Interest Rate Sensitivity," longer term rates, those for securities of more than one year maturity, began to rise at the end of the first quarter of 1996. This resulted in a more normally sloped yield curve than had been present for about a year. Management decided that this was a favorable time to sell some of its securities from the Discretionary and Liquidity Portfolios and reinvest at the new higher rates and at longer maturities to accomplish the more even re-pricing desired under the new policy.
Implementation of this plan required realized net security losses of $512,000 for the quarter. However, over the life of the repositioned assets increased interest income will offset these losses due to the higher rates of the extended maturities, and the Company receives immediate tax benefit from the losses while the increased interest income will be taxed over the extended period.

Because securities generally have a fixed rate of interest to maturity, the average interest rate earned in the portfolio lags market rates in the same way as rates paid on term deposits. The impact of last year's decreases in market rates is seen as a very gradual decrease in the average rates of taxable securities during 1995.

Investments in most tax-exempt securities became less advantageous after 1986 because of the effect of certain provisions of the Tax Reform Act of 1986 ("TRA"). Those provisions did not affect securities purchased before the passage of the act which make up the majority of the Company's tax-exempt securities. There is still a more than sufficient differential between the taxable equivalent yields on these securities and yields on taxable securities to justify holding them to maturity. The average maturity is approximately eight years. The yield on these securities is gradually declining as older, higher-earning securities mature or are called by the issuers.

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

Included with the balances shown for U.S. Agency securities that are being held to maturity are four structured notes with a combined book value of $34.6 million. They are a type of security known as "step bonds." They were issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. None of the notes purchased has been called and two have reached their final steps at 4.50% and 6.61%. The other two notes have one remaining step each with call dates every 6 months. The first has a current rate of 6.15% with a future rate of 7.15%. The second has a current rate of 6.00% with a future rate of 7.00%. Only the interest rate on these notes is contingent; all principal is paid at maturity unless at a sooner call date. There is no circumstance under which the interest rates will decline. The current interest rate for notes of comparable maturity with no call or steps is slightly above the current rates so there are small unrealized losses for these notes.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the rise in longer-term interest rates that has occurred during 1996. At the end of the first quarter in 1996, the market value of the U.S. Treasury and Agency securities held-to-maturity is less than the amortized cost by $288,000. The market value of the municipal securities (of which there were several purchases and calls) also decreased in market value to 116% of book value at March 31, 1996 from 120% at December 31, 1995.

Federal Funds Sold

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Table 7 illustrates the average funds sold position of the Company and the average yields over the last six quarters
(dollars in millions).

   Table 7--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                             Average      Average
   Quarter Ended           Outstanding     Yield
   December    1994          $ 30.8        5.13%
   March       1995            23.8        5.69
   June        1995            38.5        6.01
   September   1995            69.8        5.82
   December    1995            81.8        5.79
   March       1996            81.8        5.39

When interest rates are rising, the Company usually can benefit by keeping larger amounts in Federal funds because these excess funds then earn interest that is repriced daily. When rates are declining, the Company generally decreases the amount of funds sold and instead purchases Treasury securities and/or bankers' acceptances. When rates are stable, the balance of Federal funds is determined more by available liquidity than by policy concerns. In recent years, excess funds that might otherwise have been sold as Federal funds were instead invested in short-term U.S. Treasury securities and bankers' acceptances that would mature in the first quarter of the year to provide funding for the RAL program.

The average balance sold into the market was greater in the first quarter of 1996 than the comparable quarter in 1995 primarily due to four factors. First, the Company operated under stricter RAL guidelines in 1996 which resulted in fewer loans being made. Second, until longer-term rates started to rise in the latter part of the first quarter of 1996, the Company had to purchase securities of one and a half to two years to earn more than the Federal funds rate. Management therefore was selective in the purchase of new securities with the $94 million in proceeds generated from the sale of securities initiated under the "window of opportunity" described in "Securities." This selectivity left more of the proceeds to be held in Federal funds. Third, other loan demand, a potential use of the funds, has not kept pace with the growth in deposits. Lastly, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances have been higher in the fourth quarter of 1995 and the first quarter of 1996 than is usual.

Bankers' Acceptances

The Company has used bankers' acceptances as an alternative to short-term U. S. Treasury securities when pledging requirements are otherwise met and sufficient spreads to U. S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last six quarters (dollars in millions).

   Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                          Average      Average
   Quarter Ended        Outstanding     Yield
   December 1994          $ 64.4        5.38%
   March    1995            55.7        5.97
   June     1995            41.6        6.44
   September              1995          35.9                6.11
   December               1995          84.1                5.91
   March    1996           121.0        5.73

With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of cash flows.
In the first quarter of 1996 the balance of bankers' acceptances is greater than in the first quarter of 1995 for the same reasons cited above for the higher balances of Federal Funds sold.

Other Borrowings and Related Interest Expense

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total short-term component represents a very small portion of the Company's source of funds (less than 5%) and shows little variation in total, all of the short-term items have been combined for the following table. Interest rates on these short-term borrowings change over time, generally in the same direction as interest rates on deposits. In the first quarter of 1996, Federal funds purchased averaged $32.5 million versus $8.5 million in the first quarter of 1995 reflecting the strong liquidity positions of local banks whose Federal funds the Company purchases as described above.

Table 9 indicates the average balances that are outstanding
(dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last six quarters.

   Table 9--OTHER BORROWINGS
                      Average      Average     Percentage of
   Quarter Ended    Outstanding      Rate  Average Total Assets
   December  1994      $18.3           4.63%         1.8%
   March     1995       16.3           5.47          1.6
   June      1995       28.1           5.69          2.7
   September 1995       29.5           5.42          2.7
   December  1995       38.8           5.37          3.2
   March     1996       59.3           4.86          4.9

Other Operating Income

Trust fees are the largest component of other operating income.
Management fees on trust accounts are generally based on the market value of assets under administration. Table 10 shows trust income over the last six quarters (in thousands).

   Table 10--TRUST INCOME

          Quarter Ended        Trust Income
          December  1994        $ 1,611
          March     1995          1,765
          June      1995          1,590
          September 1995          1,686
          December  1995          1,978
          March     1996          2,224

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first and/or second quarter of the year. This accounts for approximately $260,000 of the fees earned in the first quarter of 1996 and $236,000 of the fees earned in the first quarter of 1995. Other variation is caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has increased in the last two quarters because of substantially enhanced marketing efforts.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of non-interest operating income other than trust fees are shown in Table 11 for the last six quarters (in thousands).

   Table 11--OTHER INCOME
                                     Other Service
                     Service Charges   Charges,
                       on Deposit     Commissions        Other
   Quarter Ended        Accounts        & Fees          Income
   December  1994         $  961        $1,013           $152
   March     1995          1,044         2,468             78
   June      1995          1,072         1,143            113
   September 1995          1,056         1,130            169
   December  1995          1,083         1,219            194
   March     1996          1,118         2,130            102

The Company revised its schedule for most fees in the fourth quarter of 1994. The full effect of the revision is seen in the increase in the amount of service charges on deposit accounts in the succeeding quarters.

The large increases in other service charges, commissions and fees for the first quarters of 1996 and 1995 is due to $1.05 million and $1.54 million of fees received for the electronic transfer of tax refunds. As explained in the section below titled "Refund Anticipation Loan and Transfer Program," the Company did not advance funds under the RAL loan program in 1995 and 1996 to as large a number of borrowers as it had in 1994 because of the changes in the IRS procedures. Nonetheless, the Company was able to assist these taxpayers by transferring funds to them faster than the standard IRS check writing process, and a fee is charged for this service.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it must defer them and recognize them as interest income over the term of the loan. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than interest income. In a declining rate environment such as 1995 the Company has the opportunity to finance more loans as customers take advantage of a lower interest rates .This creates an opportunity for the Company to sell more of these loans into the secondary market and recognize gains on sale. The amount for the first quarter of 1996 is lower because in a rising rate environment the number of loans made is less and there are fewer sales opportunities.

Staff Expense

The largest component of non-interest expense is staff expense.
Staff size is closely monitored and in most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered).

Table 12 shows the amounts of staff expense incurred over the last six quarters (in thousands).

             Table 12--STAFF EXPENSE

                                 Salary and        Profit Sharing and
             Quarter Ended   Other Compensation  Other Employee Benefits

             December  1994         $3,834                $1,045
             March     1995          4,780                 1,405
             June      1995          4,422                 1,015
             September 1995          4,776                 1,151
             December  1995          4,424                   682
             March     1996          4,939                 1,329

There is usually some variation in staff expense from quarter to quarter. Beginning in the first quarter of 1995, staff expense increased due to three initiatives undertaken in that quarter. First, the Company began hiring staff for the three Ventura offices. Second, the Company has hired a number of new staff in lending and credit administration and in loan review to more closely monitor credit quality. Third, staff was added in the Trust Division to sell and manage several new products offered in this area. In addition to the above, the first quarter of each year will generally would be expected to increase as, all officers have their annual salary review in the first quarter with merit increases effective on March 1. These increases generally average between 3% and 4% annually.

Salary and other compensation decreased in the second and fourth quarters of 1995. Officer bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on net income. The Company accrues compensation expense for the pool for officer bonuses during the year for which they are paid rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecast during the second half of 1995 projected net income at an amount less than originally projected. Therefore a portion of these amounts accrued were reversed in those two quarters. Had the adjustments not occurred, staff expense for the second and fourth quarters would have been comparable to the amount for the first and third quarters of 1995. Salary and other compensation expense in the first quarter of 1996 reflects merit increases as discussed above and a bonus accrual estimate consistent with earnings projections for this year.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula that results in a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. The Company begins each year accruing an amount based on its forecast of the base figure. To the extent that actual net charge-offs are substantially greater than or less than the provision for loan loss an accrual adjustment will be made. In the fourth quarter of 1994, and second and fourth quarters of 1995 accrual adjustments were made which reduced salary and other compensation expense for those quarters.

Payroll taxes introduce a seasonality to this expense category. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. As discussed above, the bonus amounts paid in 1996 for the previous year's results were substantially less than the amount paid in the first quarter of 1995. Payroll tax expense was not materially impacted in 1996. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

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

Other Operating Expenses

Table 13 shows other operating expenses over the last six quarters (in thousands).

Table 13--OTHER OPERATING EXPENSE

                   Occupancy Expense   Furniture &       Other
   Quarter Ended      Bank Premises    Equipment        Expense

   December  1994        $  950             $634          $3,745
   March     1995         1,011              645          4,198
   June      1995         1,003              640          3,611
   September 1995         1,080              652          1,547
   December  1995         1,163              673          3,060
   March     1996         1,132              650          3,177

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

Table 14 shows a detailed comparison for the major expense items in other expense for the three month periods ended March 31
(amounts in thousands).

Table 14--OTHER EXPENSE
                                   Three-Month Periods
                                     Ended March 31,
                                      1996        1995
FDIC and State assessments        $    19        $  528
Professional services                 188           185
RAL processing and incentive fees     192           250
Supplies and sundries                 160           168
Postage and freight                   178           220
Marketing                             287           167
Bankcard processing                   357           348
Credit bureau                         112           443
Telephone and wire expense            209           309
Charities and contributions            83           142
Software expense                      274           203
Operating losses                       40           201
Other                               1,078         1,034
Total                              $3,177        $4,198

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. Prior to the third quarter of 1995, the annual rate ranged from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate was $0.23 per hundred. As deposits increased, this expense increased as well. In the third quarter of 1995, the FDIC announced that it would decrease the rates paid by well-capitalized banks to $0.04 per hundred dollars because the Bank Insurance Fund had been capitalized to the level specified by statute. The FDIC refunded premiums paid in advance, and the Company reversed the accrual that it had made for the expense. This resulted in approximately $1.3 million less expense for the third quarter of 1995 relative to what the premium cost would have been had there been no change. The company had virtually no FDIC premium expense for deposit insurance during the fourth quarter of 1995 and the first quarter of 1996. As a result, pre-tax income benefited by approximately $510,000 compared to 1995 expense levels.

A number of these expense categories have increased due to the Ventura County expansion. These include marketing, telephone and wire expense, and charities and contributions. The decrease in credit bureau expense is almost wholly related to the reduced credit checks for the RAL program in 1996 compared to 1995. In the first quarter of 1995, more telephone expense was incurred in the RAL program to answer questions from applicants for loans regarding the changes made by the IRS and why the Company would act as a transferor only. The company did not experience the same level of customer inquiry in 1996 because of the more limited focus on RAL originations.

Also in the first quarter of 1995, the Company became aware that it might have had some responsibility for a large loss suffered by one of its customers and therefore included with other operating losses an accrual (approximately $150,000) for the estimated reimbursement to the customer. This matter was resolved in 1995 for an amount substantially less than the original estimate. Operating loss in the first quarter of 1996 was not impacted by this event and reflects a more normal expense for this category.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume of loans and the collectibility of the loans made through them. The first quarter 1996 expenses are less than last year's due to the reduced volume of RAL loans.

The net cost of other real estate owned ("OREO") is not included in the preceding table because it appears on a separate line in the statements of income. When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. If the fair value is less than the outstanding amount of the loan, the difference is charged to the allowance for loan loss at the time of foreclosure. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, the gain that is realized is credited to this category. Net OREO expenses for the first quarter of 1996 were $108,000 as compared to a negative balance of $18,000 in the same period in 1995. Gains on sales of OREO ($23,000) exceeded the costs in the first quarter of 1995.

As disclosed in Note 7 to the financial statements, the Company had $1,816,000 in OREO as of March 31, 1996 as compared with $1,785,000 at December 31, 1995. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

Federal regulations require banks to maintain a certain amount of funds on deposit ("deposit reserves") at the FRB for liquidity. Generally, the Company also maintains a balance of Federal funds sold which are available for liquidity needs with one day's notice.

The timing of inflows and outflows to provide for liquidity over longer periods is achieved by making adjustments to the mix of assets and liabilities so that expected cash flows are matched. These adjustments are accomplished through changes in terms and relative pricing of different products. The timing of liquidity sources and demands is well matched when there is at least the same amount of short-term liquid assets as volatile, large liabilities. It is also important that the maturities of the remaining long-term assets are relatively spread out. The Company considers that its the short-term liquid assets as presented in table 15 consist of : (1) Federal funds sold , (2) all debt securities with a remaining maturity of less than one year, (3) treasury securities with a remaining maturity of under two years that have been purchased for the Liquidity Portfolio and are therefore classified as available-for-sale (There is an active market for these securities and the Company follows a policy of selling them before any loss becomes too great to materially affect liquidity) and (4) securities from the Earnings Portfolio with a remaining maturity of one year or less. The inclusion of these last securities is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning.

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

Short-term, Liquid Assets - Volatile, Large Liabilities
- --------------------------------------------------      = Liquidity Ratio
           Net Loans and Long-term Investments

The numerator of the fraction represents the absolute size of the mismatch, while the denominator relates the size of the mismatch to the amount of the longer-term assets. The ratio is designed to show the extent to which a financial institution might be using short-term deposits and borrowings to fund long-term assets.

As of March 31, 1996, Company's short-term, liquid assets exceeded its volatile, large liabilities, the "liquidity amount," by $178 million and the liquidity ratio was 22.4%, using the balances (in thousands) in Table 15.

Table 15--LIQUIDITY COMPUTATION COMPONENTS
                                                                           Net Loans and Long-term
Short-term, Liquid Assets             Volatile, Large Liabilities          Investments
Fixed rate debt                   Time deposits 100+    $  78,774   Net loans    $541,250
  with maturity                   Repurchase agreements             Long-term
  less than 1 year      $  79,625   and Federal funds                 securities  256,991
Treasury securities with            purchased              53,229
  1-2 year maturities      71,478 Other borrowed funds        994
Federal funds              65,000
Bankers' acceptances       95,469
Total                   $ 311,572 Total                 $ 132,997   Total        $798,241

The current liquidity amount actually exceeds the range that the Company is trying to maintain -- from positive $75 million to negative $25 million. Too high a liquidity amount or ratio may result in reduced earnings because the short-term, liquid assets generally have lower interest rates. If liquidity is too low, earnings are reduced by the cost to borrow funds or because of lost opportunities. The Company generated a very large amount of immediate liquidity as the result of the restructuring late in 1995 of the securities portfolio as discussed in the section above titled "Securities." At December 31, 1995 the ratio was 29.4%. During the first quarter, the Company brought the ratio down through purchases of securities with maturities ranging from three to five years.

Capital Resources

Table 16 presents a comparison of several important amounts and ratios for the first quarters of 1996 and 1995 (dollars in thousands).

 Table 16_CAPITAL RATIOS
                             1st Quarter
        1st Quarter
                                1996               1995
 Amounts:
   Net Income                $    3,876         $    2,976
   Average Total Assets      $1,201,092        $1,042,357
   Average Equity            $  102,299         $   96,043
 Ratios:
   Equity Capital to
     Total Assets
     (period end)
                 8.59%              9.41%
   Annualized Return on
     Average Assets
               1.29%              1.14%
   Annualized Return on
     Average Equity
              15.16%             12.39%

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be more variation quarter by quarter in operating earnings. Areas of uncertainty include asset quality, loan demand, RAL operations and collections.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings.

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of March 31, 1996, the Company's risk-based capital ratio was 18.46%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of March 31, 1996, shareholders' equity was 8.59% of total assets. No significant commitments or reductions of capital are anticipated.

Regulation

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Company is required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to the whole community. The Bank's CRA compliance was last examined by the FDIC in the fourth quarter of 1992, and the Bank was given the highest rating of "Outstanding." As a bank holding company, the Company is primarily regulated by the Federal Reserve Bank. As a member bank of the Federal Reserve System that is state-chartered, the Bank's primary Federal regulator is the FRB and its state regulator is the California State Department of Banking. As a non-bank subsidiary of the Company, Service Corporation is regulated by the FRB. Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

The FRB may take action against bank holding companies and banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company has received no indication that either banking agency is in any way contemplating any such action with respect to the Company or the Bank and Management expects no such action.

Refund Anticipation Loan and Transfer Program

The impact of the RAL program on the Company's activities and results of operations during 1995 and the first quarter of 1996 is discussed in various parts of this analysis.

First, the Company's interest and fee income totals are greater than would otherwise be the case, especially in the first quarters of each year, but also to a limited extent in the second. Operating expenses and loan losses proved to be greater than expected in the first three quarters of 1995 because of IRS procedural changes. In prior years, before the Company advanced funds the IRS provided confirmation that the taxpayer identification was valid, that there were no liens by the IRS against the refund, and that the refund would be sent to the Company instead of the taxpayer. This confirmation was discontinued for the 1995 tax season. The IRS also placed a moratorium on payment of that portion of refunds which was related to the Earned Income Credit ("EIC"). Many of the taxpayers filing electronically are low income families who do so to receive the EIC. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company restricted loans only to those taxpayers who met certain credit standards, and restricted the amount that it would lend only to the non-EIC related portion of any refund claim. These changes increased the amount of delinquencies and resulting charge-offs, and as a result required a shift in emphasis during the remainder of the 1995 tax season from making loans to simply acting as a transfer agent for the refund. Rather than extend funds to the taxpayer and wait for repayment by the IRS, the Company remitted the payment to the taxpayer only after receipt from the IRS. Taxpayers still received the funds sooner than would have been the case had they waited for a check. These same restrictions were followed for the 1996 program.

Although the Company has reduced its credit risk, the fees received while acting as a transfer agent are less than the fees received for the loans. During the first quarter of 1996, the company made 51,000 RAL loans for a total of $54.4 million, as compared to 75,600 loans for $75.5 million in the first quarter of 1995. Gross income for RAL activity, which includes fees for making the loans and also for acting as transfer agent, was $3.8 million in the first quarter of 1996 and $4.8 million in the same period of 1995. RAL charge-offs were $4 million in 1995.

The Company began collection efforts in 1995 to recover as large a portion of the charge-off amount as could be done cost effectively. Customers were contacted and repayment agreements arranged with them. Agreements were also arranged with the other financial institutions that have similar programs to give priority to the repayment of past loans. RAL recoveries in the first quarter of 1996 were $1.2 million. This amount was credited to the allowance for loan losses. The Company provided $1.9 million for possible loan losses in the first quarter.
Since all loans outstanding at March 31, 1996 were made in the first quarter, the Company could only estimate how many might be delinquent for other than normal processing delay, and there were no charge-offs. Despite some uncertainty as to whether all of the changes to the program instituted by the Company would prevent the large charge-offs experienced in 1995, the Company's change in emphasis from lending to acting as transfer agent and the lack of midstream changes to the program by the Internal Revenue Service, leads Management to conclude that the allowance is adequate to cover anticipated losses.

Footnotes to Management Discussion and Analysis:

[1] The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, Fourth Quarter, 1995, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific
Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for _leading independent banks_ in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 1995. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2] As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.4 million as of March 31, 1996. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the first quarter of 1996 would be $15.4 million and the average yield would be 10.93%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section below titled "Investment Securities and Related Interest Income."

[3] Reported in Western Bank Monitor, Fourth Quarter, 1995.

                             PART II
                        OTHER INFORMATION
Item 1.Legal Proceedings

          Not applicable.

Item 2.Changes in Securities

          Not applicable.

Item 3.Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

 (a) The Company's annual meeting of shareholders was held on April 23, 1996. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934.

 (b) There was no solicitation in opposition to Management's nominees for directorships as listed in the proxy
     statement, and all of such nominees were elected
     pursuant to the vote of shareholders.  The directors
     were elected to one year terms and there are no other
     directors whose terms of office as a director continued
     after the shareholders' meeting.  The votes tabulated
     were:
                                                             Broker
                                For      Against  Abstain   Non-votes
     Donald M. Anderson      5,704,583    67,572    --     3,196,701
     Frank H. Barranco       5,700,678    71,477    --     3,196,701
     Edward E. Birch         5,705,211    66,944    --     3,196,701
     Richard M. Davis        5,701,841    70,314    --     3,196,701
     Anthony Guntermann      5,700,326    71,829    --     3,196,701
     Dale Hanst              5,705,257    66,898    --     3,196,701
     Harry B. Powell         5,704,179    67,976    --     3,196,701
     David W. Spainhour      5,705,257    66,898    --     3,196,701
     William S. Thomas, Jr.  5,704,027    68,128    --     3,196,701



 (c) Arthur Andersen LLP
     was selected as the
     Company's independent
     public accountant
     for 1996.               4,659,093   255,084  183,737  3,203,589

 (d) A proposal to approve
     the Company's 1996
     Directors' Stock
     Option Plan was
     approved.               4,673,094   438,553  166,568  3,203,589

 (e) A proposal to increase
     the number of shares
     allocated to the
     Amended and Restated
     Restricted Stock Option
     Plan was approved       5,675,495    29,420   67,243  3,196,701

Item 5.Other Information:

          Not applicable.

Item 6.Exhibits and Reports on Form 8-K

          (a)  Exhibit Index:
                                                     Sequential
          Exhibit Number   Item Description         Page Number

                11          Computation of Per          36
                            Share Earnings

                27          Financial Data Schedule     38

          (b) On February 7, 1996, a Current Report on Form 8-K was filed reporting that the registrant had effected a 3-for-2 stock split by amendment to its Articles of Incorporation. The stock split was effective for shareholders of record as of January 24, 1996.

                                EXHIBIT 11
                     SANTA BARBARA BANCORP & SUBSIDIARIES
                     COMPUTATION OF PER SHARE EARNINGS

                                 For the Three-Month Periods Ended March 31,
                                   1996                     1995
                            Primary   Fully Diluted  Primary   Fully Diluted

Weighted Average
     Shares Outstanding       7,652,798    7,652,798   7,690,581   7,690,581

Weighted Average
     Options Outstanding        696,376      696,376     678,314     678,314
Anti-dilution adjustment (1)    (23,846)           0     (32,987)    (32,987)
Adjusted Options Outstanding    672,530      696,376     645,327     645,327
Equivalent Buyback Shares (2)  (392,350)    (398,178)   (456,800)   (456,818)
Total Equivalent Shares         280,180      298,198     188,528     188,509
Adjustment for Non-
   Qualified Tax Benefit  (3) (114,874)    (122,261)    (77,297)    (77,289)
Weighted Average Equivalent
     Shares Outstanding         165,306      175,937     111,231     111,220

Weighted Average
     Shares for Computation   7,818,104    7,828,735   7,801,812   7,801,801


Fair Market Value (4)        $  25.80     $  23.87    $  17.01    $  17.01

Net Income                   $3,876,057   $3,876,057  $2,976,476  $2,976,476

Per Share Earnings           $   0.51     $   0.51    $   0.39    $   0.39

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


                           SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has
duly caused this report to be signed on its behalf by the
undersigned thereunto duly authorized:
                                   SANTA BARBARA BANCORP
DATE:    May 14, 1996
                                   David W.  Spainhour
                                   President
                                   Chief Executive Officer






DDATE:  May 14, 1996
                                   Donald Lafler
                                   Senior Vice President
                                   Chief Financial Officer