Form 10-Q
period 1996-06-30
SANTA BARBARA BANCORP
filed 1996-08-13
CIK 357264

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996  Commission File No.: 0-11113
                                -------------                       -------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ---------- to ----------

                              SANTA BARBARA BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               California                        95-3673456
              -----------                        ------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

1021 Anacapa Street, Santa Barbara, California         93101
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

    Yes X                     No

Common Stock - As of July 26, 1996 there were 7,643,877 shares of the issuer's common stock outstanding.

                                              Page One of thirty-eight

                                     PART 1
                              FINANCIAL INFORMATION

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                 (dollars in thousands except per share amount)

                                                     June 30,   December 31,
                                                       1996         1995
                                                  ------------- ------------
Assets:
 Cash and due from banks......................... $     59,014  $    74,746
 Federal funds sold..............................       15,000       65,000
                                                  ------------- ------------
     Cash and cash equivalents...................       74,014      139,746
                                                  ------------- ------------
 Securities (Note 4):
   Held-to-maturity..............................      291,961      231,730
   Available-for-sale............................      152,608      125,835
 Bankers' acceptances............................       29,531      139,294
 Loans, net of allowance of $15,541 at
   June 30, 1996 and $12,349 at
   December 31, 1995 (Note 5)....................      565,694      546,452
 Premises and equipment, net (Note 6)............        7,511        8,149
 Accrued interest receivable.....................        9,431        7,981
 Other assets (Note 7)...........................       12,699       13,174
                                                  ------------- ------------
        Total assets............................. $  1,143,449  $ 1,212,361
                                                  ============= ============

Liabilities:
 Deposits:
   Demand deposits............................... $    151,076  $   158,122
   NOW deposit accounts..........................      144,864      148,027
   Money Market deposit accounts.................      373,288      427,198
   Savings deposits..............................       90,106       94,124
   Time deposits of $100,000 or more.............       85,911       76,438
   Other time deposits...........................      155,998      150,111
                                                  ------------- ------------
     Total deposits..............................    1,001,243    1,054,020
 Securities sold under agreements
   to repurchase and Federal funds purchased.....       32,382       51,316
 Other borrowed funds............................        1,000        1,210
 Accrued interest payable and other liabilities..        4,483        4,818
                                                  ------------- ------------
     Total liabilities...........................    1,039,108    1,111,364
                                                  ------------- ------------

Shareholders' equity
 Common stock (no par value; $.67 per share
   stated value; 20,000 authorized;
   7,656 outstanding at June 30, 1996
   and 7,679 at December 31, 1995)...............        5,104        5,119
 Surplus.........................................       37,858       39,191
 Unrealized loss on securities available for sale         (607)        (179)
 Retained earnings...............................       61,986       56,866
                                                  ------------- ------------
     Total shareholders' equity..................      104,341      100,997
                                                  ------------- ------------
Total liabilities and shareholders' equity....... $  1,143,449  $ 1,212,361
                                                  ============= ============

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                              For the            For the
                                       Six-Month Periods   Three-Month Periods
                                         Ended June 30,      Ended June 30,
                                       ------------------   ------------------
                                         1996      1995       1996       1995
                                       --------  --------   --------   -------
Interest income:
 Interest and fees on loans ........$ 28,736   $ 27,453   $ 13,201   $ 12,430
 Interest on securities ............  12,315     11,427      6,680      5,616
 Interest on Federal funds sold ....   1,835        912        740        577
 Interest on bankers' acceptances ..   2,468      1,488        743        668
                                     --------  --------   --------   ---------
    Total interest income ..........  45,354     41,280     21,364     19,291
                                     --------  --------   --------   ---------
Interest expense:
 Interest on deposits:
    NOW accounts ...................     733        726        372        360
    Money Market accounts ..........   8,245      7,821      3,955      3,945
    Savings deposits ...............   1,069      1,239        530        597
    Time deposits of $100,000
      or more.......................   1,811      1,327        940        721
    Other time deposits ............   4,593      3,953      2,307      2,081
 Interest on securities sold
   under agreements to repurchase
   and Federal funds purchased .....   1,164        570        459        368
 Interest on other borrowed funds ..      23         48         11         29
                                     --------  --------   --------   ---------
    Total interest expense .........  17,638     15,684      8,574      8,101
                                     --------  --------   --------   ---------
Net interest income ................  27,716     25,596     12,790     11,190
Provision for loan losses ..........   4,264      4,964      1,049      1,301
                                     --------  --------   --------   ---------
 Net interest income after
  provision for loan losses ........  23,452     20,632     11,741      9,889
                                     --------  --------   --------   ---------
Other income:
 Service charges on deposits .......   2,251      2,116      1,133      1,072
 Trust fees ........................   4,246      3,355      2,022      1,590
 Other service charges,
  commissions and fees, net ........   3,470      3,610      1,340      1,143
 Net loss on securities
   transactions ....................    (656)       (22)      (143)       (22)
 Other income ......................     222        191        121        113
                                     --------  --------   --------   ---------
    Total other income .............   9,533      9,250      4,473      3,896
                                     --------  --------   --------   ---------
Other expense:
 Salaries and benefits .............  12,621     11,622      6,352      5,437
 Net occupancy expense .............   2,256      2,015      1,124      1,003
 Equipment expense .................   1,286      1,285        636        640
 Net loss (gain) from operating
  other real estate ................      91        (16)       (17)         2
 Other expense .....................   6,094      7,808      2,922      3,611
                                     --------  --------   --------   ---------
    Total other expense ............  22,348     22,714     11,017     10,693
                                     --------  --------   --------   ---------
Income before income taxes .........  10,637      7,168      5,197      3,092
Applicable income taxes ............   2,992      1,899      1,428        799
                                     --------  --------   --------   ---------
              NET INCOME ...........$  7,645   $  5,269   $  3,769   $  2,293
                                     ========  ========   ========   =========

Earnings per share (Note 2).........$   1.00   $   0.69   $   0.49   $   0.30

      See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                          For the Six Months
                                                            Ended June 30,
                                                           1996         1995
                                                        ----------   ----------

Cash flows from operating activities:
  Net Income ...........................................$   7,645   $   5,269
  Adjustments to reconcile net income to net cash
  provided by operations:
    Depreciation and amortization ......................    1,002         882
    Provision for loan losses ..........................    4,264       4,964
    Benefit for deferred income taxes ..................   (1,367)       (302)
    Net amortization of investment securities
     discounts and premiums ............................      (79)        259
    Net change in deferred loan origination and
     extension fees and costs ..........................      250          53
    Decrease (increase) in accrued interest receivable .   (1,450)        170
    Increase (decrease) in accrued interest payable ....     (116)        228
    Decrease (increase) in income receivable ...........      454      (1,431)
    Decrease in income taxes payable ...................   (1,515)        (17)
    Decrease in prepaid expenses .......................       93         449
    Increase (decrease) in accrued expenses ............       63      (1,609)
    Net loss (gain) on sale of OREO ....................       18         (41)
    Net loss on securities transactions ................      655          22
    Other operating activities .........................    2,243         714
                                                        ---------   ---------
     Net cash provided by operating activities .........   12,160       9,610
                                                        ---------   ---------
Cashflows  from  investing  activities:
   Proceeds  from  call  or  maturity  of securities:
     Available-for-sale ................................   45,185      20,766
     Held-to-maturity ..................................   11,276       5,117
    Purchase of securities:
     Available-for-sale ................................ (175,266)         --
     Held-to-maturity ..................................  (69,575)         --
    Proceeds from sale of securities:
     Available-for-sale ................................  101,270          --
    Proceeds from maturity of bankers' acceptances .....  211,933      79,380
    Purchase of bankers' acceptances ................... (103,270)    (29,090)
    Net increase in loans made to customers ............  (25,179)    (45,437)
    Disposition of property from defaulted loans .......    1,557         198
    Purchase or investment in premises and equipment ...     (372)     (1,384)
                                                        ---------   ---------
     Net cash provided by (used in) investing activities   (2,441)     29,550
                                                        ---------   ---------
Cash flows from financing activities:
    Net decrease in deposits ...........................  (52,777)    (26,340)
    Net increase (decrease) in borrowings with
     maturities of 90 days or less .....................  (18,934)     23,752
    Proceeds from issuance of common stock .............      468         117
    Payments to retire common stock ....................   (1,936)       (787)
    Dividends paid .....................................   (2,272)     (2,050)
                                                        ---------   ---------
     Net cash used in financing activities .............  (75,451)     (5,308)
                                                        ---------   ---------
  Net decrease in cash and cash equivalents ............  (65,732)     33,852
  Cash and cash equivalents at beginning of period .....  139,746      84,630
                                                        ---------   ---------
  Cash and cash equivalents at end of period ...........$  74,014   $ 118,482
                                                        =========   =========

Supplemental disclosure: Cash paid during the three months ended:
    Interest ...........................................$  17,522   $  15,456
    Income taxes .......................................$   5,050   $   3,110

      See accompanying notes to consolidated condensed financial statements

                     Santa Barbara Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

1.   Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and SBBT Service Corporation ("Service Corp."). Material intercompany balances and transactions have been eliminated.

2.   Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the six- and three-month periods ended June 30, 1996 and 1995, the weighted average shares outstanding were as follows:

                           Six-Month Periods        Three-Month Periods
                             Ended June 30,            Ended June 30,
                       ------------------------     ----------------------
                          1996         1995            1996        1995
                       ----------   -----------     ----------   --------
 Weighted average
 shares outstanding    7,645,278    7,689,485     7,637,758    7,688,401

3.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1995 have been reclassified to be consistent with the reporting for 1996.

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

The Company has reclassified a few U.S. agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $195,000 at June 30, 1996 and $315,000 at December 31, 1995, is the reason that the separate component of capital does not equal the net unrealized losses related to the securities classified as "available-for-sale" times the combined Federal and state tax rate of approximately 41%.

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

Book and market values of securities are as follows:

                                               Gross     Estimated
        (in thousands)            Amortized  Unrealized  Unrealized   Market
                                     Cost       Gains      Losses     Value
                                  ---------------------------------------------
June  30, 1996:
Held-to-maturity:
 U.S. Treasury obligations .......$150,675   $    108   $ (1,645)   $149,138
 U.S. agency obligations .........  57,062        538       (760)     56,840
 State and municipal securities ..  84,224     12,263        (32)     96,455
                                  --------    --------    --------  --------
    Total held-to-maturity ....... 291,961     12,909     (2,437)    302,433
                                  --------    --------    --------  --------
Available-for-sale:
 U.S. Treasury obligations ....... 123,104        153       (466)    122,791
 U.S. agency obligations .........      --         --         --          --
 Collateralized
    mortgage obligations .........  29,718          6       (395)     29,329
 Equity Securities ...............     488         --         --         488
                                  --------    --------    --------  --------
    Total available-for-sale ..... 153,310        159       (861)    152,608
                                  --------    --------    --------  --------
       Total Securities ..........$445,271   $ 13,068   $ (3,298)   $455,041
                                  ========    ========    ========  ========

December 31, 1995:
Held-to-maturity:
 U.S. Treasury obligations .......$ 97,528   $    775   $     --    $ 98,303
 U.S. agency obligations .........  51,826        983       (143)     52,666
 State and municipal securities ..  82,376     15,913         --      98,289
                                  --------    --------    --------  --------
    Total held-to-maturity ....... 231,730     17,671       (143)    249,258
                                  --------    --------    --------  --------
Available-for-sale:
 U.S. Treasury obligations ....... 100,090        316       (122)    100,284
 U.S. agency obligations .........  25,026         37         --      25,063
 Equity Securities ...............     488         --         --         488
                                  --------    --------    --------  --------
    Total available-for-sale ..... 125,604        353       (122)    125,835
                                  --------    --------    --------  --------
       Total Securities ..........$357,334   $ 18,024   $   (265)   $375,093
                                  ========    ========    ========  ========

In November, 1995, the Financial Accounting Standards Board ("the FASB") issued a guide to implementing SFAS 115. The guide permitted holders of debt securities a one-time opportunity to transfer securities from their held-to-maturity classification to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window of opportunity," the Company transferred securities with an amortized cost of $144 million from the held-to-maturity classification to available-for-sale. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995.

The Company does not expect to realize any significant amount of the unrealized gains shown above for the held-to-maturity securities unless the securities are called prior to maturity. The Company does not expect to realize any of the unrealized losses related to the securities in the held-to-maturity portfolio because, consistent with their classification under the provisions of SFAS 115, it is the Company's intent to hold them to maturity. At that time the par value will be received. Losses may be realized on securities in the available-for-sale portfolio.


(in thousands)                          Held-to-   Available-
                                        Maturity     for-Sale    Total
                                       --------------------------------
June 30, 1996:
Amortized cost:
   In one year or less ..............   $ 55,003   $ 35,074   $ 90,077
   After one year through five years     195,375    117,748    313,123
   After five years through ten years     15,152         --     15,152
   After ten years ..................     26,430         --     26,430
   Equity Securities ................         --        488        488
                                        --------   --------   --------
                                        $291,960   $153,310   $445,270
                                        ========   ========   ========

Estimated market value:
   In one year or less ..............   $ 55,519   $ 35,063   $ 90,582
   After one year through five years     199,331    117,057    316,388
   After five years through ten years     19,016         --     19,016
   After ten years ..................     28,567         --     28,567
   Equity Securities ................         --        488        488
                                        --------   --------   --------
                                        $302,433   $152,608   $455,041
                                        ========   ========   ========

December 31, 1995:
Amortized cost:
   In one year or less ..............   $ 32,414   $ 55,135   $ 87,549
   After one year through five years     151,560     69,981    221,541
   After five years through ten years     21,823         --     21,823
   After ten years ..................     25,933         --     25,933
   Equity Securities ................         --        488        488
                                        --------   --------   --------
                                        $231,730   $125,604   $357,334
                                        ========   ========   ========
Estimated market value:
   In one year or less ..............   $ 32,522   $ 55,172   $ 87,694
   After one year through five years     158,803     70,175    228,978
   After five years through ten years     27,978       --       27,978
   After ten years ..................     29,955       --       29,955
   Equity Securities ................         --        488        488
                                        --------   --------   --------
                                        $249,258   $125,835   $375,093
                                        ========   ========   ========

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.

5.   Loans

The balances in the various loan categories are as follows:

(in thousands)                 June 30, 1996  December 31, 1995
                               -------------  ------------------
Real estate:
    Residential ................   $149,261      $142,143
    Non-residential ............    183,186       179,272
    Construction ...............     21,727        20,846
Commercial loans ...............    150,533       144,011
Home equity loans ..............     31,839        34,597
Consumer loans .................     35,427        28,494
Municipal tax-exempt obligations      7,309         7,573
Other loans ....................      1,953         1,865
                                   --------      --------
    Total loans ................   $581,235      $558,801
                                   ========      ========

The loan balances at June 30, 1996 and December 31, 1995, are net of approximately $2,389,000 and $1,990,000, respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

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

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual. Not all types of loans are covered by the provisions of these statements. Loans not covered by the statements may be classified as non-accrual because of concern for collectibility, but not be reported as impaired.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if it is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is that amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them ($ in thousands) as of June 30, 1996 and December 31, 1995:

                                          June 30, 1996   December 31, 1995
                                          -------------   -----------------
Loans identified as impaired                  $9,384          $13,295
Impaired loans for which a valuation
     allowance has been determined             5,133           13,295
Impaired loans for which no valuation
     allowance was determined necessary        4,251               --
Amount of valuation allowance                  2,113            4,766

The average amounts of the recorded investment in impaired loans for the three month periods ended June 30, 1996 and 1995 were approximately $9.9 million and $25.0 million, respectively. Approximately $10.2 million and $25.0 million in interest was collected from impaired loans in the three and six-month periods ended June 30, 1996 and recognized as interest income. The corresponding amounts for the same periods of 1995 were $233,000 and $733,000, respectively.

The provisions of the statements permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The Company also provides an allowance for losses for: (1) loans that are not covered by the provisions of SFAS Nos. 114 & 118; (2) loans which, while covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible, whether or not covered by the provisions of the statements, are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $2.1 million is included with the general allowance for loan losses of $13.4 million to total the $15.5 million reported on the balance sheet for June 30, 1996 which these notes accompany and in the statement of changes in the allowance account for the first half of 1996 shown below. The amounts related to tax refund anticiption loan and to all other loans are shown separately.

Allowance for Loan Losses
(in thousands)
Balance, December 31, 1995 .....................   $ 12,349
Provision for tax refund anticipation loans ....      1,100
Tax refund loan losses charged against allowance     (1,080)
Tax refund loan recoveries added to allowance ..      1,296
Provision for other loan losses ................      3,164
Other loan losses charged against allowance ....     (1,995)
Other loan recoveries added to allowance .......        707
                                                   --------
Balance, June 30, 1996 .........................   $ 15,541
                                                   ========

6.   Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $509 and $466 for the three-month periods ended June 30, 1996 and 1995, respectively, and $1,002 and $883 for the six-month periods ended June 30, 1996 and 1995, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                 June 30, 1996               December 31, 1995
                       -------------------------   -----------------------------
                              Accumulated Net Book        Accumulated Net Book
                        Cost  Depreciation Value    Cost  Depreciation  Value
                       ------------------------    -----------------------------
Land and buildings     $ 5,614  $ 3,043  $2,571     $ 5,607  $ 2,967   $2,640
Leasehold improvements   6,396    4,293   2,103       6,427    3,996    2,431
Furniture and equipment 13,204   10,367   2,837      12,843    9,765    3,078
                       -------  -------  -------    -------  -------   -------
    Total              $25,214  $17,703  $7,511     $24,877  $16,728   $8,149
                       =======  =======  =======    =======  =======   =======

7.   Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of June 30, 1996 and December 31, 1995, the Company had $1,422,000 and $1,785,000 respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company posted its highest earnings for a second quarter for the quarter closing June 30, 1996. Earnings were $3.8 million, up 64 percent over the $2.3 million reported for the comparable period in 1995. Per share earnings for the second quarter of 1996 were $0.49 compared to $0.30 earned in the second quarter of 1995. Second quarter 1996 earnings exceeded by $600,000 the earnings for the second quarter of 1994, previously the best second quarter on record. Year-to-date earnings for the Company were also higher in the first half of 1996 compared any prior six-month period, increasing 45% from $5.3 million for the first six months of 1995 to $7.6 million for the first six months of 1996.

Earnings benefited during the second quarter from a combination of favorable factors, including a 14% increase in net interest income and fees compared to the prior year, while the increase in non-interest operating expense was held to 3%. Additionally, while fewer customers were served in the Refund Anticipation Loan and Transfer ("RAL") Program than in 1995, it has proved more profitable. More restrictive credit criteria permitted a smaller provision for RAL loan losses than was necessary last year.

The increase in earnings was achieved despite $143,000 in losses taken on the sale of securities. The securities were sold so that the proceeds could be reinvested at higher interest rates. The sale of depreciated securities and the subsequent repurchasing of other securities at higher market rates allows the Company to earn more interest income in future quarters.

Several key strategic initiatives undertaken during 1995 also contributed to the Company's strong performance in the second quarter. First, the Company expanded into adjacent Ventura County last year with the opening of three offices in the first and second quarters. Deposits in these offices have increased by $46.8 million since June 30, 1995 and loan production has been strong. Second, the Trust & Investment Services Division reported trust fee income of $2.0 million during the quarter, up $432,000 over the second quarter of 1995. The increase was due principally to the addition of new products and services during the past year, the aggressive cultivation of new customers, and higher stock market levels. Third, the Company has continued to focus on lending and credit adminstration. Loans have increased 8% in the last year, while non-current loans have decreased by over $4 million or 28% in the same period.

These initiatives are expected to continue to produce favorable results during the balance of 1996 and beyond. While each initiative required significant planned expenditures in 1995 in advance of the anticipated revenues, these moves were critically important for the long-term viability and profitability of the Company, and will permit the Company's planned expansion into new market areas.

BUSINESS

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). The Bank is a state-chartered commercial bank and is a member of the Federal Reserve Bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is SBBT Service Corporation ("ServiceCorp"). ServiceCorp provides correspondent banking services such as check processing to other financial institutions on the Central Coast of California. All references to "the Company" apply to the Company and its subsidiaries.

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

A graphic representation of average total assets and deposits since the fourth quarter of 1993 is shown here.

The usual pattern of deposit and asset growth is for the first quarter averages to be about the same or slightly less than the last quarter of the prior year. The averages for the second quarter may be lower than the averages for the first quarter as deposits tend to decrease during the first quarter. The third and fourth quarters generally show growth over the earlier quarters. The increase in average total assets from the fourth quarter of 1995 to the first quarter of 1996 was larger than occurred from the fourth quarter of 1993 to the first quarter of 1994 and from the fourth quarter of 1994 to the first quarter of 1995. This was due to a larger than usual increases in deposits Federal funds purchased occurring late in the fourth quarter of 1995. These increases are explained below in "Deposits" and "Other Borrowings," respectively. Continued consolidation in the financial services industry and the three Ventura County offices opened in 1995 have contributed to the longer trend growth in deposits and therefore assets.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.83% of its assets during the second quarter of 1996. This compares with an average of 80.72% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $167.8 million more assets earning interest during the first half of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.


INTEREST RATE SENSITIVITY

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on the loans and securities and pays interest expense on the deposits. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the same percentage spread between interest income and interest expense as the Company grows, the amount of net interest income will increase.

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects as interest rates change. Average market interest rates moved higher and then flattened during the first half of 1995, decreased during the second half of 1995 and early in the first quarter of 1996 as the Federal Reserve Board ("the Fed") eased short-term rates, but then moved higher throughout the remainder of 1996's first half.

Because the Company earns interest income on 94% of its assets and pays interest expense on the majority of its liabilities, it is subject to adverse impact from changes in market rates. A primary economic risk is "market risk;" that is, the market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security issued after the rise in rates. This is because it pays less interest than the newly issued security. If the security had to be sold, the Company would have to recognize a loss. The opposite is true when interest rates decline; that is, the market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise (because their rate would be less than the new higher rate) and a more costly obligation when interest rates decline (because their rate would be more than the new lower rate). However, because most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets, there is less fluctuation in the market value of liabilities from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to "market risk" is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While virtually all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities. If it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

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

The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. For example, if the interest rates start to decrease, the Company's variable loans will be repriced at lower rates and the proceeds from securities that mature in the near future will be reinvested at lower rates. If the Company is well matched, it should be able to reprice an approximately equal amount of deposits or other liabilities to lower interest rates within a short time. Similarly, if interest rates paid on deposits increase, the Company should be able to protect its interest rate margin through adjustments in the interest rates earned on loans and securities. This matching is accomplished by managing the terms and conditions of the products that are offered to depositors and borrowers and by purchasing securities with the right maturity or repricing characteristics to rectify mismatches.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of June 30, 1996, the gap for this first period is a negative 9.32%, within the target range. At the end of the first fourth quarter of 1996, the gap was a negative 7.09% of assets. The change from last quarter is due to the reinvestment of proceeds from maturing securities and bankers' acceptances. Last quarter, the securities were included among assets repricing within three months. This quarter, the new securities are included in subsequent periods.

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

The negative gap for the third period, "After six months but within one year" is caused by the large amount of transaction deposits that the Company at present assumes are most likely to be repriced between six and twelve months. This large negative gap for the third period causes the cumulative gap of a negative 21.73% for the first three periods to be outside the Company's target range of plus or minus 15%. Management does not consider this to be a significant problem in that roughly two-thirds of the investments in the "After one year but within five" column mature in years one and two. The maturation of these securities will provide proceeds for reinvestment at the new rates within a reasonable time to offset the impact of a rise in rates. If rates rise enough, the Company's investment policy requires it to sell certain available-for-sale securities before their maturity dates to reposition the proceeds at the new rates.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY
                                          After three After six  After one       Non-interest
As of June 30, 1996               Within  months      months     year but        bearing or
(in thousands)                     three  but within  but within within After five non-repricing
                                  months  six         one year    five   years    items          Total
                               -------------------------------------------------------------  ----------
Assets:
Loans......................... $ 318,296 $ 86,859 $  41,025 $   72,930 $53,735 $    8,390    $  581,235
Cash and due from banks.......        --       --        --         --      --     59,014        59,014
Federal Funds.................    15,000       --        --         --      --         --        15,000
Securities:
  Held-to-maturity............    12,510    8,979    33,514    195,375  41,583         --       291,961
  Available-for-sale..........     5,006   10,047    20,010    117,057      --        488       152,608
Bankers' acceptances..........    10,953   18,578        --         --      --         --        29,531
Other assets..................        --       --        --         --      --     14,100        14,100
                               ----------------------------------------------------------  ------------
Total assets                     361,765  124,463    94,549    385,362  95,318     81,992     1,143,449
                               ----------------------------------------------------------  ------------

Liabilities and
    shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased..    32,382       --        --         --      --         --        32,382
  Other borrowings............     1,000       --        --         --      --         --         1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts......   357,822       --   250,357         --      --         --       608,179
  Time deposits...............    77,098   54,560    56,067     53,954     309         --       241,988
Demand deposits...............        --       --        --         --      --    151,076       151,076
Other liabilities.............        --       --        --         --      --      4,483         4,483
Shareholders' equity..........        --       --        --         --      --    104,341       104,341

                               ----------------------------------------------------------   ===========
Total liabilities and
  shareholders' equity........   468,302   54,560   306,424     53,954     309    259,900    $1,143,449
                               ----------------------------------------------------------   ===========
Interest rate-
  sensitivity gap............. $(106,537)$ 69,903 $(211,875)$  331,408 $95,009 $ (177,908)                              $
                               ==========================================================
Gap as a percentage of
  total assets................   (9.32%)   6.11%    (18.53%)  28.98%    8.31%  (15.56%)
Cumulative interest
  rate-sensitivity gap........ $(106,537)$(36,634)$(248,509)$   82,899 $177,908                                              $
Cumulative gap as a
  percentage of total assets..   (9.32%)    (3.20%) (21.73%)   7.25%     15.56%

Note:  Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as non-interest bearing or non-repricing items.

Gap reports can show mismatches in the maturities and repricing opportunities of assets and liabilities, but have limited usefulness in measuring or managing market risk and basis risk. The Company uses interest rate modeling to measure these risks. This modeling involves applying hypothetical changes in interest rates to determine their impact on net interest income and net economic value. Net economic value, or market value of portfolio equity, is defined as the difference between the market value of financial assets and financial liabilities. These interest rate scenarios include both sudden and gradual interest rate changes, and changes in both directions. The results of this modeling show that the Company's net interest income is more at risk from an increase in rates than a decrease. As a result, the Company is reviewing various actions to reduce the amount of net interest income at risk from an increase in rates.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth. This orderly growth has been planned by Management and can be sustained because of the strong capital position and earnings record of the Company. The overall deposit base for financial institutions in the Company's Santa Barbara market area has declined by over $1 billion from 1989 to the end of 1995. During this time the Company has increased its market share from 14.1% in 1989 to 30.6% in 1995. The increases have come by maintaining competitive deposit rates, introducing new deposit products, and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last six quarters (dollars in millions). As shown both in the chart and in Table 2, average deposits for the second quarter of 1996 have increased $115.6 million or 12.8% from average deposits a year ago. Average deposits for the three Ventura region offices tripled and accounted for 43% of the total growth in average deposits. Because they now have a 2% market share, it is expected that the offices of the Ventura region will generate relatively higher deposit growth than the Santa Barbara offices since the latter have already captured over 30% of their market.

Table 2--AVERAGE DEPOSITS AND RATES

1995:                   1st Quarter    2nd Quarter   3rd Quarter  4th Quarter
                      ------------   -----------   -----------   ------------
NOW/MMDA............. $   480.1 3.58%$  470.5 3.67%$ 512.7  3.67%$  550.6  3.52%
Savings..............     108.6 2.39    100.7 2.38    95.0  2.36     91.7  2.35
Time deposits 100+...      53.8 4.58     56.7 5.10    59.9  5.26     63.4  5.34
Other time deposits..     144.9 5.24    151.6 5.50   157.7  5.65    160.1  5.71
                      ---------      --------      -------       --------
Total interest
 -bearing deposits...     787.4 3.79%   779.5 3.96%  825.3  4.02%   865.8  3.95%
Non-interest-bearing.     135.5         126.3        130.6          135.9
                      =========      ========      =======       ========
  Total deposits..... $   922.9      $  905.8      $ 955.9       $1,001.7
                      =========      ========      =======       ========

1996:                 1st Quarter     2nd Quarter
                      ------------   -----------
NOW/MMDA............. $   555.8 3.35%$  540.2 3.20%
Savings..............      94.0 2.37     92.9 2.40
Time deposits 100+...      65.8 5.32     71.2 5.31
Other time deposits..     163.2 5.67    166.3 5.58
                      ---------      --------
Total interest
   -bearing deposits.     878.8 3.82%   870.6 3.74%
Non-interest-bearing.     154.4         150.8
                      =========      ========
  Total deposits..... $ 1,033.2      $1,021.4
                      =========      ========

The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts are those products which the institution can reprice at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced during the quarter will bear the new rate.

This lag effect explains the contrast between the relatively stable rates paid on the NOW/MMDA and savings accounts during 1995 and the increase in the rates shown for time deposit accounts. The rates paid on the time accounts primarily reflect increases in market rates that occurred in 1994.

The growth trends of the individual types of interest-bearing deposits are impacted by the relative rates of interest offered by the Company and the customers' perceptions of the direction of future interest rate changes. During the second half of 1995, the Company experienced a significant growth in one particular type of interest-bearing transaction account, the "Personal Money Master Account." The rate paid on this account was attractive relative to time deposits which do not have the liquidity afforded by that account. However, as market rates for mid-term funds (funds with two and three year maturities) started to increase in 1996, the rates on shorter-term money did not increase. The Company elected not to match each rise in market rates with increases in the rate paid on Money Master accounts, but did increase the rates offered on time deposits. This caused some migration of funds to certificates of deposit, accounting for the decrease in the NOW/MMDA category from first quarter to second quarter and in the increase in time deposits.

The average balances for non-interest bearing demand deposits during the first quarters of 1995 and 1996 are impacted by outstanding checks from the RAL program. Approximately $15.6 million of the average balance for non-interest-bearing demand deposits in the first quarter of 1995 and $12.3 in the first quarter of 1996 relates to the RAL program. There is relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case.
There are two primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low during the recession in the California economy. With less need for funds to lend, the Company has been reluctant to encourage through premium rates large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets. Since Federal funds sold earn less than 6% during almost all of 1995 and 1996, the spread between the cost of these funds and the earnings on their potential uses is very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

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


LOANS AND RELATED INTEREST INCOME

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields1 over the last seven quarters (dollars in millions).

Table 3--LOAN BALANCES AND YIELDS

                     EOP        Average    Interest  Average
Quarter Ended      Outstanding Outstanding and Fees  Yield
- ------------------ ---------   ---------  -------    -----
December  1994        $499.4    $486.3     $11.3     9.25
March     1995         534.9     525.5      15.1    11.58
June      1995         541.0     537.8      12.5     9.31
September 1995         532.2     536.0      12.6     9.40
December  1995         558.8     543.8      12.6     9.32
March     1996         556.4     565.8      15.5    10.97
June      1996         581.2     568.4      13.3     9.18

CHANGES IN LOAN BALANCES

The end-of-period loan balance as of June 30, 1996 has increased by $22.4 million compared to December 31, 1995, and by $40.2 million compared to June 30. 1995. Residential real estate loans increased $7 million, Commercial loans increased $6.5 million and Consumer loans $7 million from December 31, 1995. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

The average balance and yield for the first quarters of 1996 and 1995 shows the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations is summarized in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the first quarters of 1995 and 1996 without the effect of RAL loans were 9.27% and 9.24%, respectively.

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

(in thousands)                   June 30,    December 31,
                                   1996          1995
                               ------------  -----------

Standby letters of credit      $  8,939         $12,623
Loan commitments                 56,851          46,996
Undisbursed loans                19,761          12,793
Unused consumer credit lines     51,253          53,759
Unused other credit lines        79,461          73,779

The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their immediate needs to handle contingencies.

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

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the second quarter of 1996, at the end of the prior two quarters and at the end of the same quarter a year ago (in thousands). Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Included in the table in boldface is comparable data2 regarding the Company's peers for the three earlier quarters.

Total non-performing assets have decreased by $3.7 million at June 30, 1996 compared to June 30, 1995. Although there was an increase in non-performing assets in the first quarter of 1996, the level at June 30, 1996 indicates that there has been a general stabilization in these asset levels since December 31, 1995, and non-current loans have declined as a percentage of total loans. Beginning in 1995 the Company strengthened its credit review, analysis, and administrative functions by hiring additional professional staff and established a Special Assets Committee to give increased attention to the larger problem loans. The new staff and the committee have aggressively pursued collection plans with customers that have resources to repay at least some portion of their loans and they have acknowledged uncollectibility and charged-off other loans. These efforts are still continuing, and the amount of non-current loans has remained relatively stable since the foruth quarter of 1995.

With the increase in allowance for loan losses from $11.1 million at June 30, 1995 to $15.5 million at June 30, 1996, the Company's coverage ratio is more comparable to that of its peers.


Table 4--ASSET QUALITY
                                    June 30,       March 31,          December 31,       June 30,
                                      1996           1996                1995             1995
                                 --------------  ---------------  -------------------  -----------------

                                   Company       Company            Company              Company
Loans delinquent
  90 days or more                $ 1,401        $   186             $   395             $ 5,112
Non-accrual loans                  8,827         10,507               8,972               9,146
                                 --------       --------            --------            --------
  Total non-current loans         10,228         10,693               9,367              14,258
Foreclosed real estate             1,422          1,816               1,785               1,113
                                 --------       --------            --------           --------
  Total non-performing assets    $11,650        $12,509             $11,152             $15,371
                                 ========       ========            ========           ========

                                                           FDIC              FDIC                FDIC
                                                           Peer              Peer                Peer
                                   Company      Company    Group    Company  Group      Company  Group
Coverage ratio of allowance
  for loan losses to non-current
  loans and leases                   152%         142%      185%       132%   189%        0.78%  154%
Ratio of non-current loans
  to total loans and leases         1.76%        1.92%     1.14%      1.68%  1.08%        2.64%  1.08%
Ratio of non-performing
  assets to average total assets    0.99%        1.04%     0.88%      1.03%  0.82%        1.44%  0.88%

The June 30, 1996 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate. As the cycle of periodic reviews continues and additional information becomes available, Management will provide for additional allowance as necessary to address any new losses when identified.

Table 5 classifies non-current loans and all potential problem loans other than non-current loans by loan category for June 30, 1996 (amounts in thousands). As of June 30, 1996 all RAL loans made in 1996 and still outstanding were charged off.

Table 5--NON-CURRENT AND POTENTIAL PROBLEM LOANS
                                                  Potential Problem
                                    Non-Current   Loans Other Than
                                       Loans         Non-Current
Loans secured by real estate:
      Construction and
             land development      $       --     $      --
      Agricultural                         --            --
      Home equity lines                   242            99
      1-4 family mortgage               1,757         2,902
      Multi-family                        369           697
      Non-residential, non-farm         6,252         6,423
Commercial and industrial               1,457         1,165
Other consumer loans                      151            87
                                   ----------     ---------
             Total                 $   10,228     $  11,373
                                   ==========     =========

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 1996 (amounts in thousands).

         Doubtful                     $2,477
         Substandard                  $1,468
         Special Mention                  --

The total of the above numbers is less than the total allowance because some of the allowance is allocated to loans which are not regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.

SECURITIES AND RELATED INTEREST INCOME

Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") was adopted by the Company in 1994. It requires that securities be classified in one of three categories when they are purchased. One category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are reported on the balance sheet at their amortized historical cost. That is, they are reported at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased for later sale, the securities are classified as "trading assets." Assets held in a trading account are required to be reported on the balance sheet at their current market value. Changes in the market value of the securities are recognized in the income statement for each period in which they occur as unrealized gain or loss.

Securities that do not meet the criteria for either of these categories, e.g. securities which are not purchased with intention of selling them later at a gain, but which might be sold to meet liquidity requirements or to effect a better asset/liability maturity matching, are classified as "available-for-sale." They are carried on the balance sheet at market value like trading securities. However, unlike trading securities, changes in their market value are not recognized in the income statement for the period. Instead, the unrealized gain or loss (net of tax effect) is reported as a separate component of equity.

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second portfolio, the "Liquidity Portfolio," consists of securities that are available for sale and is made up almost entirely of the shorter term taxable securities. Certain of these securities will be sold if their market value deteriorates to a predetermined point. The third portfolio, the "Discretionary Portfolio," consists of shorter term securities that are available for sale but which will not automatically be sold if their market value deteriorates. The Company specifies the portfolio into which each security will be classified at the time of purchase. The Company has no securities which would be classified as trading securities.

Securities purchased for the Earnings Portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated.

In November, 1995, the Financial Accounting Standards Board ("the FASB") issued a guide to implementing SFAS 115. The guide permitted holders of debt securities a one-time opportunity to transfer securities from their held-to-maturity classification to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window of opportunity," the Company transferred securities with an amortized cost of $144 million from the Earnings Portfolio to the newly established Discretionary Portfolio. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995 at an aggregate realized net loss of $77,000.

In the fourth quarter of 1995, the Company's Investment Committee approved the acquisition of up to $30 million of planned amortization class ("PAC") securities with average lives of two to three years for the Discretionary Portfolio. PAC's are particular classes of a larger collateralized mortgage obligation ("CMO") which are designed to have principal payments occur at designated times. PAC bondholders have priority over other classes in the CMO issue in receiving principal payments from the underlying collateral. The Company's policy requires the underlying collateral to be AAA rated, guaranteed either by the Federal National Mortgage Association, the Federal Home Loan Mortgage Company, or the United States Government. The creation of PAC bonds does not make prepayment risk disappear, it just shifts the vast majority of the risk to the other bonds in the CMO. At the end of the second quarter of 1996, the Company held $29.7 million of PAC's. The average outstanding balance during the second quarter of 1996 was $24.7 million.

Federal banking regulations require that all fixed-rate CMO's held by financial institutions, even short-term PAC's, be low volatility investments. A PAC must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the PAC's passed the tests at the time of purchase and, as of June 30, 1996, all passed the tests.

As a percentage  of total  assets,  the balances in the  Liquidity  and Earnings
Portfolios are intended to remain relatively stable. The size of the Discretionary Portfolio will vary based on loan demand and deposit growth. In general, the Company uses available funds to purchase securities for the three portfolios according to the following priorities. Taxable securities, usually U.S. Treasury or agency, are purchased for the Liquidity or Earnings Portfolio to maintain the desired size relative to total assets. To the extent tax-exempt municipals that meet credit quality and yield standards are available, they will be purchased for the Earnings Portfolio up to an amount that does not trigger the Alternative Minimum Tax. Lastly, taxable securities, generally U.S. Treasury or agency obligations would be purchased for the Discretionary Portfolio.

THE EFFECTS OF INTEREST RATES ON THE COMPOSITION OF THE INVESTMENT PORTFOLIO

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last six quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. A computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 41%.

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

 1995:         1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
 U.S. Treasury $236.7   5.60%   $226.8   5.60%    $224.5   5.57 $ 203.1   5.54%
 U.S. agency     55.6   4.86      54.8   5.25       77.0   5.51    86.9   5.63
 Tax-Exempt      87.6  12.99      84.0  12.69       84.8  12.52    84.1  12.60
               ------           --------          -------        -------
   Total       $379.9   7.22%   $365.6   7.18%    $386.3   7.08 $ 374.1   7.14%
               ======           =======           =======        =======

 1996:         1st Quarter      2nd Quarter
               -----------     ----------------
 U.S. Treasury $194.6   5.56%   $260.6   5.80%
 U.S. agency     79.7   5.65      62.9   5.84
 Collateralized
  Mortgage
  Obligations    13.2   5.47      24.7   6.03
 Tax-Exempt      82.8  12.15      83.0  12.08
               ------           --------
   Total       $370.3   7.04%   $431.2   7.03%
               ======           =======

Interest rates for securities of more than one year maturity began to rise at the end of the first quarter of 1996. This resulted in a more normally sloped yield curve than had been present for about a year. Management decided that this was a favorable time to sell some of the securities from the Discretionary and Liquidity Portfolios and reinvest at the new higher rates and at longer maturities. The selection of securities for purchase was also done with the aim of evening out the amount of proceeds that would be received from maturing securities each quarter. Management believes that this more constant repricing of the securities in the three portfolios will better protect the average interest yields and more closely follow market rates. Implementation of this reinvesmtent plan required realized net security losses of $512,000 for the first quarter. However, over the life of the repositioned assets increased interest income will offset these losses due to the higher rates of the extended maturities, and the Company receives immediate tax benefit from the losses while the increased interest income will be taxed over the extended period.

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

Certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities and require a careful credit evaluation of the issuer. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax; otherwise the tax advantage will be lost. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount (the periodic recognition as interest income of the difference between the lower purchase cost and the par value that will be received from the issuer upon maturity).

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

UNREALIZED GAINS AND LOSSES

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the rise in interest rates that has occurred during 1996. At the end of the second quarter in 1996, the market value of the U.S. Treasury and agency securities held-to-maturity is less than the amortized cost or "book value" by $1,759,000. The market value of the municipal securities (of which there were several purchases and calls) also decreased in market value to 113% of book value at June 30, 1996 from 120% at December 31, 1995.

FEDERAL FUNDS SOLD

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles. Though they are not securities, the Company includes Federal funds sold and bankers' acceptances in its liquidity planning as if they were components of the Liquidity Portfolio discussed above in "Securities and Related Interest Income".

Table 7 illustrates the average funds sold position of the Company and the average yields over the last seven quarters (dollars in millions).

       Table 7--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                             Average       Average
       Quarter Ended       Outstanding      Yield
       --------------- ------------------  -------
       December   1994     $30.8            5.13%
       March      1995      23.8            5.69
       June       1995      38.5            6.01
       September  1995      69.8            5.82
       December   1995      81.8            5.79
       March      1996      81.8            5.39
       June       1996      56.9            5.23


The average balance sold into the market was greater in the first and second quarters of 1996 than the comparable quarters in 1995 primarily due to four factors. First, the Company operated under stricter RAL guidelines in 1996 which resulted in fewer loans and more refund transfers being made. This meant that the Company did not need to reduce its Federal funds sold position to fund the RAL loans. Second, until the interest rates for securities started to rise in the latter part of the first quarter of 1996, the Company had to purchase securities of one and a half to two years to earn more than the Federal funds rate. Because of its desire to even out the maturities in its securities portfolios, management was selective in the purchase of new securities with the $94 million in proceeds generated from the sale of securities initiated under the "window of opportunity" described in "Securities and Related Interest Income." This selectivity left more of the proceeds to be held in Federal funds. Third, loan demand, a potential use of the funds, has not kept pace with the growth in deposits. Lastly, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances were been higher in the fourth quarter of 1995 and the first quarter of 1996 than is usual.

BANKERS' ACCEPTANCES

The Company has used bankers' acceptances as an alternative to short-term U.S. Treasury securities when pledging requirements are otherwise met and sufficient interest spreads to U.S. Treasury obligations exist. The acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last seven quarters (dollars in millions).

       Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                          Average    Average
       Quarter Ended    Outstanding   Yield
       -------------  ------------  --------
       December  1994    $ 64.4        5.38%
       March     1995      55.7        5.97
       June      1995      41.6        6.44
       September 1995      35.9        6.11
       December  1995      84.1        5.91
       March     1996     121.0        5.73
       June      1996      55.0        5.43


With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of cash flows. In the first and second quarters of 1996, the balances of bankers' acceptances were greater than in the first and second quarters of 1995 for the same reasons cited above for the higher balances of Federal Funds sold.

OTHER BORROWINGS AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total short-term component represents a very small portion of the Company's source of funds (less than 5%) and generally shows little variation in total, all of the short-term items have been combined for the following table. In the first quarter of 1996, the total was larger than usual. Federal funds purchased averaged $32.1 million versus $8.5 million in the first quarter of 1995 reflecting the strong liquidity positions of local banks whose Federal funds the Company purchases as described above.

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last seven quarters.

 Table 9--OTHER BORROWINGS
                           Average          Average      Percentage of
 Quarter Ended           Outstanding         Rate    Average Total Assets
 -------------       -----------------  -------------  ------------------
 December       1994    $   18.3             4.63%           1.8%
 March          1995        16.3             5.47            1.6
 June           1995        28.1             5.69            2.7
 September      1995        29.5             5.42            2.7
 December       1995        38.8             5.37            3.2
 March          1996        59.3             4.86            4.9
 June           1996        40.8             4.64            3.5


OTHER OPERATING INCOME

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 10 shows trust income over the last seven quarters (in thousands).

       Table 10--TRUST INCOME

                  Quarter Ended      Trust Income
                  -------------     --------------
                  December  1994     $1,611
                  March     1995      1,765
                  June      1995      1,590
                  September 1995      1,686
                  December  1995      1,978
                  March     1996      2,224
                  June      1996      2,022

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $260,000 of the fees earned in the first quarter of 1996 and $236,000 of the fees earned in the first quarter of 1995. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has increased in the last two quarters because of substantially enhanced marketing efforts.

Other categories of non-interest income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of non-interest operating income other than trust fees are shown in Table 11 for the last seven quarters (in thousands).

 Table 11--OTHER INCOME
                                     Other Service
                    Service Charges     Charges,
                      on Deposit       Commissions     Other
 Quarter Ended         Accounts          & Fees       Income
 -----------------   -------------  --------------   ---------
 December  1994       $  961          $ 1,013          $152
 March     1995        1,044            2,468            78
 June      1995        1,072            1,143           113
 September 1995        1,056            1,130           169
 December  1995        1,083            1,219           194
 March     1996        1,118            2,130           102
 June      1996        1,113            1,340           121

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

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it may only recognize them as interest income over the term of the loan, rather than in the period in which they are collected. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than as interest income. In a declining rate environment such as 1995, homeowners are more apt to refinance their homes. They usually choose fixed rate loans to "lock-in" the lower rates. Because the Company generally does not keep fixed-rate loans for its portfolio, such refinancing results in the Company selling more of these loans into the secondary market and thereby recognizing gains on sale. The amount for the first quarter of 1996 is lower because in a rising rate environment the number of loans made is less and there are fewer sales opportunities.

STAFF EXPENSE

The largest component of non-interest expense is staff expense. Staff size is closely monitored and in most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered).

Table 12 shows the amounts of staff expense incurred over the last seven quarters (in thousands).

Table 12--STAFF EXPENSE
                        Salary and           Profit Sharing and
Quarter Ended        Other Compensation   Other Employee Benefits
- ---------------     --------------------   -----------------------
December  1994        $3,834                   $1,045
March     1995         4,780                    1,405
June      1995         4,422                    1,015
September 1995         4,776                    1,151
December  1995         4,424                      682
March     1996         4,939                    1,329
June      1996         4,973                    1,379

There is usually some variation in staff expense from quarter to quarter. Beginning in the first quarter of 1995, staff expense increased due to the three initiatives undertaken in that quarter that are mentioned in the introduction to this discussion. First, the Company began hiring staff for the three Ventura offices. Second, the Company has hired a number of new staff in lending and credit administration and in loan review to more closely monitor credit quality. Third, staff was added in the Trust Division to sell and manage several new products offered in this area. In addition to the above, staff expense will usually increase in the first quarter of each year because all officers have their annual salary review in the first quarter with merit increases effective on March 1. In 1996, these averaged 3%. In additon, some temporary staff is added in the first quarter for the RAL program.

Salary and other compensation decreased in the second and fourth quarters of 1995. Officer bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on net income. The Company accrues compensation expense for the pool for officer bonuses during the year for which they are paid rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecasts during the second quarter of 1995 and near the end of the year projected net income at amounts less than originally projected. Therefore a portion of the amounts accrued were reversed in those second and fourth quarters of 1995. Had the adjustments not occurred, staff expense for the second and fourth quarters would have been comparable to the amount for the first and third quarters of 1995. Salary and other compensation expense in the first two quarters of 1996 reflect merit increases as discussed above and bonus accrual estimates consistent with earnings projections for this year.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula. The formula provides for a contribution equal to 10% of a base figure made up of income before tax and before the contribution, adjusted to add back the provision for loan loss and to subtract actual charge-offs. The Company begins each year accruing an amount based on its forecast of the base figure. To the extent that income before tax differs from the forecast and to the extent that actual net charge-offs are substantially different than the provision for loan loss, an adjustment to accrual will be made. In the fourth quarter of 1994, and second and fourth quarters of 1995 accrual adjustments were made which reduced the profit sharing contribution for those quarters.

Payroll taxes also introduce a seasonality to this expense category. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore, the payroll taxes related to bonuses are accrued in the first quarter. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

As discussed above in "Loans and Related Interest Income," the accounting standard relating to loan fees and origination costs requires that salary expenditures related to originating loans not be immediately recognized as expenses, but instead be deferred and then amortized over the life of the loan as a reduction of interest income for the loan portfolio. Therefore, compensation actually paid to employees in each of the above listed periods is higher than shown by an amount ranging from $125,000 to $275,000, depending on the number of loans originated during that quarter.

OTHER OPERATING EXPENSES

Table 13 shows other operating expenses over the last seven quarters (in thousands).

 Table 13--OTHER OPERATING EXPENSE

                   Occupancy Expense     Furniture &         Other
 Quarter Ended       Bank Premises        Equipment        Expense
 ---------------  ----------------      ------------   -------------
 December  1994        $  950               $634          $3,745
 March     1995         1,011                645           4,198
 June      1995         1,003                640           3,611
 September 1995         1,080                652           1,547
 December  1995         1,163                673           3,060
 March     1996         1,132                650           3,172
 June      1996         1,124                636           2,922

Occupancy expenses increased in the first quarter of 1995 as a result of the new Ventura County offices and will remain higher than in prior years. The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category has been impacted by the opening of the new offices as new equipment and furniture had to be purchased.

Table 14 shows a detailed comparison for the major expense items in other expense for the six- and three-month periods ended June 30 (amounts in thousands).

Table 14--OTHER EXPENSE
                                   Six-Month Periods Three-Month Periods
                                    Ended June 30,      Ended June 30,
                                 ----------------   ------------------
                                    1996   1995       1996      1995
                                 -------- -------   -------    -------
FDIC and State assessments        $   38  $1,038     $   19   $  510
Professional services                388     385        247      200
RAL processing and incentive fees    368     100        176     (150)
Supplies and sundries                313     311        153      143
Postage and freight                  323     365        144      145
Marketing                            586     804        298      637
Bankcard processing                  811     708        454      360
Credit bureau                        153     493         41       50
Telephone and wire expense           384     479        175      170
Charities and contributions          166     216         83       74
Software expense                     558     415        284      212
Operating losses                      (7)    219        (44)      18
Other                              2,013   2,275        892    1,242
                                 -------- -------   --------  -------
  Total                           $6,094  $7,808     $2,922   $3,611
                                 ======== =======   ========  =======

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. Prior to the third quarter of 1995, the annual rate for banks ranged from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate was $0.23 per hundred. As deposits increased, this expense increased proportionally. However, in the third quarter of 1995, the FDIC announced that it would decrease the rates paid by well-capitalized banks to $0.04 per hundred dollars because the Bank Insurance Fund had been capitalized to the level specified by statute. At the end of 1995, the FDIC announced that well-capitalized banks would be charged only the statutory minimum, $500 per quarter for the first half of 1996. As a result, pre-tax income for the first two quarters of 1996 benefited by approximately $500,000 each compared to 1995 expense levels. This lower rate will also apply to the second half of 1996.

Marketing expense for both the three- and six-month periods of 1996 are less than for the comparable periods of 1995 because of the large expenditures incurred to promote the opening of the Ventura region offices. The decrease in credit bureau expense is almost wholly related to the reduced credit checks for the RAL program in 1996 compared to 1995. In the first half of 1995 compared to 1996, more telephone expense was incurred in the RAL program to answer questions from applicants for loans regarding the changes made by the IRS and why the Company would act as a transferor only. The company did not experience the same level of customer inquiry in 1996 because of the more limited focus on RAL originations.

Also in the first quarter of 1995, the Company became aware that it might have had some responsibility for a large loss suffered by one of its customers and therefore included with other operating losses an accrual (approximately $150,000) for the estimated reimbursement to the customer. This matter was resolved later in 1995 for an amount substantially less than the original estimate.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. In the second quarter of 1995, when the Company found that collectibility of a large number of the loans was uncertain, it reversed a portion of the accrual it had made in the first quarter. With collectibility substantially higher in 1996, an additional amount was accrued in the second quarter above what had been provided in the first quarter.

The amounts in the final line of Table 14 comprise a wide variety of miscellaneous expenses, none of which total more than 1% of revenues. The difference in the amounts shown for the three-month periods ended June 30 is not caused by large differences in any particular expense account, but by a large number of small differences.

The net cost of other real estate owned ("OREO") is not included in the preceding table because it appears on a separate line in the consolidated statements of income. When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, the gain that is realized is credited to this category. Because gains on sales of OREO exceeded the costs in the second quarter of 1996, net OREO expenses for the second quarter of 1996 were negative $17,000 as compared to a balance of $2,000 in the same period in 1995.

As disclosed in Note 7 to the financial statements, the Company had $1,422,000 in OREO as of June 30, 1996 as compared with $1,785,000 at December 31, 1995. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

Federal regulations require banks to maintain a certain amount of funds on deposit ("deposit reserves") at the FRB for liquidity. Generally, the Company also maintains a balance of Federal funds sold which are available for liquidity needs with one day's notice, and maintains credit lines with other financial institutions upon which it may draw.

The timing of inflows and outflows to provide for liquidity over longer periods is achieved by making adjustments to the mix of assets and liabilities so that expected cash flows are matched. These adjustments are accomplished through changes in terms and relative pricing of different products. The timing of liquidity sources and demands is well matched when there is at least the same amount of short-term liquid assets as volatile, large liabilities. It is also important that the maturities of the remaining long-term assets are relatively spread out. The Company considers that its short-term liquid assets consist of :
(1) Federal funds sold; (2) all debt securities with a remaining maturity of less than one year; (3) Treasury securities with a remaining maturity of under two years that have been purchased for the Liquidity Portfolio and are therefore classified as available-for-sale (there is an active market for these securities and the Company follows a policy of selling them before any loss becomes too great to materially affect liquidity); and (4) securities from the Earnings Portfolio with a remaining maturity of one year or less. The inclusion of these last securities is not predicated on their possible sale, but rather on the recognition that Management will be including the proceeds that will be received at maturity in liquidity planning.

The volatile, large liabilities include time deposits over $100,000, public time deposits, Federal funds purchased, repurchase agreements, and other borrowed funds. While balances held in demand and passbook accounts are immediately available to depositors, they are generally the result of stable business or customer relationships with inflows and outflows usually in balance over relatively short periods of time. Therefore, for the purposes of this analysis, they are not considered volatile.

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

The numerator of the fraction represents the absolute size of the mismatch, while the denominator relates the size of the mismatch to the amount of the longer-term assets. The ratio is designed to show the extent to which a financial institution might be using short-term deposits and borrowings to fund long-term assets, and therefore might have inadequate liquidity should the volatile liabilities be withdrawn.

Table 15--LIQUIDITY COMPUTATION COMPONENTS
                                                                    Net Loans and Long-term
  Short-term, Liquid Assets          Volatile, Large Liabilities         Investments
- ---------------------------------- ------------------------------   ----------------------
Fixed rate debt                    Time deposits 100+   $ 85,911    Net loans    $565,694
     with maturity                 Repurchase agreements            Long-term
     less than 1 year    $ 90,066    and Federal funds                securities  246,660
Treasury securities with             purchased            32,382
     1-2 year maturities   78,025  Other borrowed funds    1,000
Federal funds              15,000
Bankers' acceptances       29,531
                         ---------                      ---------               ----------
Total                    $212,622  Total                $119,293    Total        $812,354
                         =========                      =========               ==========

Too high a liquidity amount or ratio may result in reduced earnings because the short-term, liquid assets generally have lower interest rates. If liquidity is too low, earnings are reduced by the cost to borrow funds or because of lost opportunities. The Company generated a very large amount of immediate liquidity as the result of the restructuring late in 1995 of the securities portfolio as discussed in the section above titled "Securities and Related Interest Income."

As of June 30, 1996, Company's short-term, liquid assets exceeded its volatile, large liabilities, the "liquidity amount," by $93 million and the liquidity ratio was 11.49%, using the balances (in thousands) in Table 15. At December 31, 1995 the ratio was 29.4%. During the first and second quarters of 1996, the Company brought the ratio down through purchases of securities with maturities ranging from three to five years. However, the current liquidity amount still exceeds the range that the Company is trying to maintain--from positive $75 million to negative $25 million.

Further purchases of securities would lower the ratio to within the Company's target range, but would increase the amount by which the Company is outside its target range for the one year cumulative gap as discussed in "Interest Rate Sensitivity." In other words, reducing the risk of too much liquidity would result in pushing the repricing opportunities on some assets further out into the future. This, however, would increase the mismatch risk from rising interest rates. Therefore, in balancing off the potential adverse effects of these two types of risks, Management has favored exceeding the liquidity target rather than worsening the repricing mismatch of assets and liabilities in the first year.

CAPITAL RESOURCES AND COMPANY STOCK

Table 16 presents a comparison of several important amounts and ratios for the second quarters of 1996 and 1995 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                       2nd Quarter      2nd Quarter
                                          1996             1995        Change
                                       -----------     -----------   ----------
Amounts:
   Net Income                          $    3,769      $    2,293    $  1,476
   Average Total Assets                 1,171,754       1,038,595     133,159
   Average Equity                         103,955          97,749       6,206
Ratios:
   Equity Capital to
    Total Assets (period end)            9.13%          9.14%         (0.01%)
   Annualized Return on Average Assets   1.29%          0.88%          0.41%
   Annualized Return on Average Equity  14.50%          9.38%          5.12%

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variation quarter by quarter in operating earnings. Areas of uncertainty include asset quality, loan demand, RAL operations.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. RAL earnings, occurring almost entirely in the first quarter, introduce significant seasonality.

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of June 30, 1996, the Company's risk-based capital ratio was 18.89%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of June 30, 1996, shareholders' equity was 9.13% of total assets.

The Company applied for listing on the Nasdaq Stock Market in April, 1996 and began to be listed in the middle of May. The trading symbol is SABB.

The Board of Directors, while not establishing specific goals, has authorized Management, with certain limits, to purchase shares of the Company's stock at market. During the first half of 1996, the Company purchased approximately 78,000 shares. These purchases have reduced shareholders' equity by $1.9 million. Trading volume for June, the first full month of trading on Nasdaq, was 99,921 shares.

Aside from these purchases, no significant commitments or reductions of capital are planned at this time. However, as the Company pursues its stated plans to expand beyond its current market area, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

In recognition of the Company's strong earnings performance during the first half of 1996, the Board of Directors increased the quarterly dividend by 20%, to $0.18 per share.

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

The FRB may take action against bank holding companies and banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company and the Bank have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore is not subject to any restrictions as discussed above. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.

REFUND ANTICIPATION LOAN AND TRANSFER PROGRAM

The Company is one of very few financial institutions in the country to operate a RAL program. This program had significant impacts on the Company's activities and results of operations during the first half of 1995 and 1996 which are discussed in various parts of this discussion. This section is intended to provide a summary of the financial results of the program for the Company for the 1995 and 1996 filing seasons.

In prior years, before the Company advanced funds the IRS provided confirmation that the taxpayer identification was valid, that there were no liens by the IRS against the refund, and that the refund would be sent to the Company instead of the taxpayer. This confirmation was discontinued for the 1995 tax season. During the filing season, the IRS also placed a moratorium on payment of that portion of refunds which was related to the Earned Income Credit ("EIC"). Many of the taxpayers filing electronically are low income families who do so to receive the EIC. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company restricted loans only to those taxpayers who met certain credit standards, and restricted the amount that it would lend only to the non-EIC related portion of any refund claim. These changes required a shift in emphasis during the remainder of the 1995 tax season from making loans to simply acting as a transfer agent for the refund. Rather than extend funds to the taxpayer and wait for repayment by the IRS, the Company remitted the payment to the taxpayer only after receipt from the IRS. Taxpayers still received the funds sooner than would have been the case had they waited for a check.

The Company earned $4.9 million in interest on loans and fees for transfers in the first half of 1995. However, the EIC change necessitated increased salary, telephone, and other collection-related expenses to attempt to recover as many of these loans as possible, and operating expenses of $1.4 million were incurred during the same period. While the shift from loans to transfers and the collection efforts were instituted as quickly as possible, the IRS changes nonetheless substantially increased the amount of delinquencies and resulting charge-offs. These totaled $3.3 million in the first half of 1995, with another $793,000 charged-off in the third quarter of that year.

From the beginning of the 1996 filing season, the Company followed the same restrictive guidelines for loans it instituted during the 1995 filing season. Although the Company has reduced its credit risk with these restrictions, the fees received for acting as a transfer agent are less than the fees received for the loans. During the first half of 1996, the Company made 52,000 RAL loans for a total of $55.8 million, as compared to 75,600 loans for $75.5 million in the first half of 1995. Gross revenue for RAL activity was $4.2 million for the first half of 1996, with operating expenses of $997,000.

The Company began collection efforts in 1995 to recover as large a portion of the charge-off amount from that year as could be done cost effectively. Customers were contacted and repayment agreements arranged with them. Agreements were also arranged with the other financial institutions that have similar programs to give priority to the repayment of past loans. Collection efforts resulted in RAL recoveries in the first half of 1996 of $1.2 million. This amount exceeded charged-off loans for the same period, resulting in a net recovery of $216,000. All remaining outstanding loans were charged-off as of June 30, 1996, so there will be no further charge-offs in 1996, only recoveries.

Footnotes to Management Discussion and Analysis:
- --------
[1]
The Company primarily uses two published sources of information to obtain performance ratios of its peers. The FDIC Quarterly Banking Profile, First Quarter, 1996, published by the FDIC Division of Research and Statistics, provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. To obtain information more specific to California, the Company uses The Western Bank Monitor, published by Montgomery Securities. This publication provides performance statistics for "leading independent banks" in 13 Western states, and further distinguishes a Southern California subset within which the Company is included. Both of these publications are based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1996. All peer information in this discussion and analysis is reported in or has been derived from information reported in one of these two publications.

[2]
As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.3 million as of June 30, 1996. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1996 would be $13.2 million and the average yield would be 9.13%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section below titled "Securities and Related Interest Income."

[3] Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, First Quarter, 1996 for banks with total assets from $1-10 billion.

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

Item 6.       Exhibits and Reports on Form 8-K

                  (a)      Exhibit Index:
                                                                 Sequential
                        Exhibit Number      Item Description     Page Number

                             11          Computation of Per        35
                                         Share Earnings

                             27          Financial Data Schedule   37

                  (b)      No reports were filed on Form 8-K.

                                   EXHIBIT 11
                      SANTA BARBARA BANCORP & SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS

                                           For the Quarter Ended June 30,
                              -------------------------------------------------------
                                           1996                         1995
                              --------------------------    -------------------------

                               Primary     Fully Diluted    Primary     Fully Diluted
                              ----------   --------------  ---------   ---------------

Weighted Average
  Shares Outstanding          7,637,758       7,637,758     7,688,401      7,688,401
                              ----------     -----------    ----------    -----------

Weighted Average
  Options Outstanding           722,346         722,346       665,604        665,604
Anti-dilution adjustment (1)     (4,188)         (2,825)       (8,562)        (8,562)
                              ----------     -----------    ----------    -----------

Adjusted Options Outstanding    718,158         719,521       657,042        657,042
Equivalent Buyback Shares (2)  (404,507)       (393,811)     (453,466)      (447,474)
                              ----------     -----------    ----------    -----------

Total Equivalent Shares         313,651         325,710       203,576        209,568
Adjustment for Non-Qualified
   Tax Benefit (3)             (128,597)       (133,541)      (83,466)       (85,923)
                              ----------     -----------    ----------    -----------

Weighted Average Equivalent
 Shares Outstanding             185,054         192,169       120,110        123,645
                              ----------     -----------    ----------    -----------

Weighted Average Shares
   for Computation             7,822,812       7,829,927     7,808,511     7,812,046
                              ==========     ===========    ==========    ==========


Fair Market Value (4)         $25.52         $26.25         $17.76        $18.00
Net Income                    $3,740,704     $3,740,704     $2,292,991    $2,292,991
Earnings Per Share            $0.49          $0.49          $0.30         $0.30

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

                                   EXHIBIT 11
                      SANTA BARBARA BANCORP & SUBSIDIARIES
                        COMPUTATION OF PER SHARE EARNINGS, CONTINUED

                                           For the Year Ended June 30,
                             ----------------------------------------------------
                                       1996                        1995
                             ------------------------    ------------------------

                              Primary     Fully Diluted  Primary     Fully Diluted
                             ----------   ------------   --------    ------------
Weighted Average
  Shares Outstanding          7,645,278     7,645,278    7,689,485      7,689,485
                              ----------    ----------   ----------     ----------

Weighted Average
   Options Outstanding          709,670       709,671      671,924        671,924
Anti-dilution adjustment (1)     (3,099)       (1,413)      (8,562)        (8,562)
                              ----------    ----------   ----------     ----------

Adjusted Options Outstanding    706,571       708,258      663,362        663,362
Equivalent Buyback Shares (2)  (408,803)     (378,374)    (467,076)      (451,462)
                              ----------    ----------   ----------     ----------

Total Equivalent Shares         297,768       329,884      196,286        211,900
Adjustment for Non-Qualified
   Tax Benefit (3)             (122,085)     (135,253)     (80,477)       (86,879)
                              ----------    ----------   ----------     ----------

Weighted Average Equivalent
 Shares Outstanding             175,683       194,631      115,809        125,021
                              ---------     ---------    ----------     ---------

Weighted Average Shares
   for Computation            7,820,961     7,839,909    7,805,294      7,814,506
                              =========     =========    ==========     =========


Fair Market Value (4)         $24.20        $26.25       $16.99         $16.99

Net Income                    $7,644,275    $7,644,275   $5,269,468     $5,269,468

Earnings Per Share            $1.00         $1.00        $0.69          $0.69

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

                                   SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     SANTA BARBARA BANCORP

DATE:   August  12, 1996             /s/ David W. Spainhour
                                     David W. Spainhour
                                     President
                                     Chief Executive Officer



DATE:  August 12, 1996               /s/ Donald Lafler
                                     Donald Lafler
                                     Senior Vice President
                                     Chief Financial Officer