Form 10-Q
period 1996-09-30
SANTA BARBARA BANCORP
filed 1996-11-14
CIK 357264

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996 Commission File No.: 0-11113
                                ------------------                      -------

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

    Yes X                     No

     Common Stock - As of November 1, 1996 there were 7,631,943 shares of the issuer's common stock outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

                    SANTA BARBARA BANCORP & SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)
               (dollars in thousands except per share amount)
                           September 30, December 31,
                                    1996 1995
                                                 -----------    -----------
 Assets:
 Cash and due from banks ......................  $    59,704    $    74,746
 Federal funds sold ...........................       35,000         65,000
                                                 -----------    -----------
 Cash and cash equivalents ....................       94,704        139,746
                                                 -----------    -----------
 Securities (Note 4):
 Held-to-maturity .............................      283,827        231,730
 Available-for-sale ...........................      137,903        125,835
 Bankers' acceptances .........................       44,085        139,294
 Loans, net of allowance of $15,894 at
 September 30, 1996 and $12,349 at
 December 31, 1995 (Note 5) ...................      588,201        546,452
 Premises and equipment, net (Note 6) .........        7,094          8,149
 Accrued interest receivable ..................        7,840          7,981
 Other assets (Note 7) ........................       14,474         13,174
                                                 -----------    -----------
 Total assets .................................  $ 1,178,128    $ 1,212,361
                                                 ===========    ===========

 Liabilities:
 Deposits:
 Demand deposits ..............................  $   159,652    $   158,122
 NOW deposit accounts .........................      132,642        148,027
 Money Market deposit accounts ................      393,534        427,198
 Savings deposits .............................       92,688         94,124
 Time deposits of $100,000 or more ............       93,175         76,438
 Other time deposits ..........................      160,818        150,111
                                                 -----------    -----------
 Total deposits ...............................    1,032,509      1,054,020
 Securities sold under agreements
 to repurchase and Federal funds purchased ....       31,124         51,316
 Other borrowed funds .........................        1,000          1,210
 Accrued interest payable and other liabilities        7,079          4,818
                                                 -----------    -----------
 Total liabilities ............................    1,071,712      1,111,364
                                                 -----------    -----------

 Shareholders' equity:
 Common stock (no par value;
   $.67 per share stated value;
   20,000 authorized; 7,641
   outstanding at September 30, 1996
   and 7,679 at December 31 ...................        5,094          5,119
 Surplus ......................................       37,198         39,191
 Unrealized loss on securities
 available for sale ...........................         (195)          (179)
 Retained earnings ............................       64,319         56,866
                                                 -----------    -----------
 Total shareholders' equity ...................      106,416        100,997
                                                 -----------    -----------
 Total liabilities and shareholders ...........  $ 1,178,128    $ 1,212,361
                                                 ===========    ===========

       See accompanying notes to consolidated condensed financial statements

                   SANTA BARBARA BANCORP & SUBSIDIARIES
              Consolidated Statements of Income (Unaudited)
             (dollars in thousands except per share amounts)
                                     For the Nine-Month      For the Three-Month
                                        Periods Ended           Periods Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                       1996        1995        1996        1995
                                    --------    --------    --------    --------
Interest income:
Interest and fees on loans .....    $ 41,989    $ 40,018    $ 13,253    $ 12,566
Interest on securities .........      19,214      17,375       6,899       5,948
Interest on Federal funds sold .       2,345       1,935         510       1,024
Interest on bankers' acceptances       3,018       2,041         550         553
                                    --------    --------    --------    --------
Total interest income ..........      66,566      61,369      21,212      20,091
                                    --------    --------    --------    --------
Interest expense:
Interest on deposits ...........      24,536      23,421       8,090       8,356
Interest on securities sold
  under agreements to repurchase
  and Federal funds purchased ..       1,512         961         349         391
Interest on other borrowed funds          41          61          12          13
                                    --------    --------    --------    --------
Total interest expense .........      26,089      24,443       8,451       8,760
                                    --------    --------    --------    --------
Net interest income ............      40,477      36,926      12,761      11,331
Provision for loan losses ......       4,264       8,874        --         3,910
                                    --------    --------    --------    --------
Net interest income after
provision for loan loss ........      36,213      28,052      12,761       7,421
                                    --------    --------    --------    --------
Other income:
Service charges on deposits ....       3,395       3,172       1,144       1,056
Trust fees .....................       6,296       5,042       2,050       1,686
Other service charges,
  commissions and fees .........       4,823       4,740       1,353       1,130
Net loss on securities transactions     (759)        (22)       (104)       --
Other income ...................         347         360         121         169
                                    --------    --------    --------    --------
Total other income .............      14,102      13,292       4,564       4,041
                                    --------    --------    --------    --------
Other expense:
Salaries and benefits ..........      19,210      17,550       6,589       5,927
Net occupancy expense ..........       3,387       3,094       1,131       1,080
Equipment expense ..............       1,909       1,937         623         652
Net loss (gain) from operating
  other real estate ............         189          30          99          46
Other expense ..................       9,151       9,355       3,050       1,547
                                    --------    --------    --------    --------
Total other expense ............      33,846      31,966      11,492       9,252
                                    --------    --------    --------    --------
Income before income taxes .....      16,469       9,378       5,833       2,210
Applicable income taxes ........       5,119       2,392       2,128         493
                                    --------    --------    --------    --------
Net income .....................    $ 11,350    $  6,986    $  3,705    $  1,717
                                    ========    ========    ========    ========

Earnings per share .............    $   1.48    $   0.91    $   0.48    $   0.22

       See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                        For the Nine Months
                                                        Ended September 30,
                                                           1996         1995
                                                        ----------   ----------
Cash flows from operating activities:
Net Income ...........................................   $  11,350    $   6,986
Adjustments to reconcile net income to net cash
  provided by operations:
Depreciation and amortization ........................       1,528        1,408
Provision for loan losses ............................       4,264        8,874
Provision (benefit) for deferred income taxes ........      (2,184)       1,329
Net amortization of investment securities
  discounts and premiums .............................      (1,575)        (428)
Net change in deferred loan origination and
  extension fees and costs ...........................         475           87
Decrease in accrued interest receivable ..............         141           78
Increase (decrease) in accrued interest payable ......        (145)         196
Decrease (increase) in fee income receivable .........         101       (2,242)
Decrease (increase) in prepaid expenses ..............         (31)         170
Increase (decrease) in accrued expenses ..............         960       (1,739)
Net loss (gain) on sale of OREO ......................          85           45
Net loss on securities transactions ..................         758           --
Other operating activities ...........................       1,811        1,590
                                                         ---------    ---------
Net cash provided by operating activities ............      17,538       16,354
                                                         ---------    ---------
Cash  flows  from  investing  activities:
Proceeds  from  call or  maturity  of securities:
Available-for-sale ...................................      50,350       36,743
Held-to-maturity .....................................      23,663       10,081
Purchase of securities:
Available-for-sale ...................................    (185,171)     (52,577)
Held-to-maturity .....................................     (72,445)      (5,324)
Proceeds from sale of securities:
Available-for-sale ...................................     121,210           --
Proceeds from maturity of bankers' acceptances .......     222,654      108,470
Purchase of bankers' acceptances .....................    (128,274)     (77,440)
Net increase in loans made to customers ..............     (48,070)     (43,349)
Disposition of property from defaulted loans .........       1,557          294
Purchase or investment in premises and equipment .....        (476)      (2,369)
                                                         ---------    ---------
Net cash used in investing activities ................     (15,002)     (25,471)
                                                         ---------    ---------
Cash flows from financing activities:
Net increase (decrease) in deposits ..................     (21,511)      21,410
Net increase (decrease) in borrowings with
  maturities of 90 days or less ......................     (20,401)      24,995
Proceeds from issuance of common stock ...............       1,081          204
Payments to retire common stock ......................      (3,099)        (866)
Dividends paid .......................................      (3,648)      (3,072)
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..     (47,578)      42,671
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .     (45,042)      33,554
Cash and cash equivalents at beginning of period .....     139,746       84,630
                                                         =========    =========
Cash and cash equivalents at end of period ...........   $  94,704    $ 118,184
                                                         =========    =========

Supplemental disclosure:
Cash paid for the nine months ended:
Interest .............................................   $  25,944    $  24,248
Income taxes .........................................   $   6,150    $   3,110

    See accompanying notes to consolidated condensed financial statements



                       Santa Barbara Bancorp and Subsidiaries
                     Notes to Consolidated Financial Statements
                                 September 30, 1996
                                     (Unaudited)

1.   Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Company ("Mortgage Company"). Material intercompany balances and transactions have been eliminated.

2.   Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the nine- and three-month periods ended September 30, 1996 and 1995, the weighted average shares outstanding were as follows:

                                 Nine-Month Periods        Three-Month Periods
                                 Ended September 30,       Ended September 30,
                                  1996        1995          1996          1995
         Weighted average
         shares outstanding    7,643,664   7,678,858     7,640,472     7,657,950

3.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1995 have been reclassified to be consistent with the reporting for 1996.

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

The Company has reclassified a few U.S. agency securities from "available-for-sale" to "held-to-maturity." These securities have a current book value of $34.6 million. As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss, net of tax, is included in the separate component of shareholders' capital, and is being amortized against the interest income for the securities over the respective lives of the securities. This amount, approximately $137,000 at September 30, 1996 and $315,000 at December 31, 1995, is the reason that the separate component of capital does not equal the net unrealized losses related to the securities classified as "available-for-sale" times the combined Federal and state tax rate of approximately 41%.

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

Book and market values of securities are as follows:

                                                  Gross      Gross     Estimated
        (in thousands)               Amortized Unrealized  Unrealized   Market
                                        Cost      Gains      Losses      Value
                                     ------------------------------------------
September 30, 1996:
Held-to-maturity:
U.S. Treasury obligations .........   $145,577   $    103   $ (1,314)   $144,366
U.S. agency obligations ...........     52,175        464       (658)     51,981
State and municipal securities ....     86,075     12,952         (4)     99,023
                                      --------   --------   --------    --------
Total held-to-maturity ............    283,827     13,519     (1,976)    295,370
                                      --------   --------   --------    --------
Available-for-sale:
U.S. Treasury obligations .........    107,956        220       (195)    107,981
U.S. agency obligations ...........         --         --         --          --
Collateralized mortgage
  obligations .....................     29,559         67       (192)     29,434
Equity Securities .................        488         --         --         488
                                      --------   --------   --------    --------
Total available-for-sale ..........    138,003        287       (387)    137,903
                                      --------   --------   --------    --------
Total Securities ..................   $421,830   $ 13,806   $ (2,363)   $433,273
                                      ========   ========   ========    ========

December 31, 1995:
Held-to-maturity:
U.S. Treasury obligations .........   $ 97,528   $    775   $     --    $ 98,303
U.S. agency obligations ...........     51,826        983       (143)     52,666
State and municipal securities ....     82,376     15,913         --      98,289
                                      --------   --------   --------    --------
Total held-to-maturity ............    231,730     17,671       (143)    249,258
                                      --------   --------   --------    --------
Available-for-sale:
U.S. Treasury obligations .........    100,090        316       (122)    100,284
U.S. agency obligations ...........     25,026         37         --      25,063
Equity Securities .................        488         --         --         488
                                      --------   --------   --------    --------
Total available-for-sale ..........    125,604        353       (122)    125,835
                                      --------   --------   --------    --------
Total Securities ..................   $357,334   $ 18,024   $   (265)   $375,093
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

(in thousands)                                Held-to-    Available-
                                              Maturity     for-Sale      Total
                                              ----------------------------------
September 30, 1996:
Amortized cost:
In one year or less .....................     $ 50,126     $ 35,023     $ 85,149
After one year through five years .......      192,147      102,492      294,639
After five years through ten years ......       14,384           --       14,384
After ten years .........................       27,170           --       27,170
Equity Securities .......................           --          488          488
                                              --------     --------     --------
                                              $283,827     $138,003     $421,830
                                              ========     ========     ========

Estimated market value:
In one year or less .....................     $ 50,486    $  35,165     $ 85,651
After one year through five years .......      196,563      102,250      298,812
After five years through ten years ......       18,202           --       18,202
After ten years .........................       30,119           --       30,119
Equity Securities .......................           --          488          488
                                              --------     --------     --------
                                              $295,370     $137,903     $433,273
                                              ========     ========     ========

December 31, 1995:
Amortized cost:
In one year or less .....................     $ 32,414     $ 55,135     $ 87,549
After one year through five years .......      151,560       69,981      221,541
After five years through ten years ......       21,823           --       21,823
After ten years .........................       25,933           --       25,933
Equity Securities .......................           --          488          488
                                              --------     --------     --------
                                              $231,730     $125,604     $357,334
                                              ========     ========     ========
Estimated market value:
In one year or less .....................     $ 32,522     $ 55,172     $ 87,694
After one year through five years .......      158,803       70,175      228,978
After five years through ten years ......       27,978           --       27,978
After ten years .........................       29,955           --       29,955
Equity Securities .......................           --          488          488
                                              --------     --------     --------
                                              $249,258     $125,835     $375,093
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

5.   Loans

The balances in the various loan categories are as follows:

(in thousands)                                   September 30,   December 31,
                                                      1996           1995
Real estate:
Residential .........................              $171,617        $142,143
Non-residential .....................               192,851         179,272
Construction ........................                15,572          20,846
Commercial loans ....................               142,187         144,011
Home equity loans ...................                32,535          34,597
Consumer loans ......................                39,556          28,494
Municipal tax-exempt obligations ....                 7,222           7,573
Other loans .........................                 2,555           1,865
                                                   --------        --------
Total loans .........................              $604,095        $558,801
                                                   ========        ========

The loan balances at September 30, 1996 and December 31, 1995, are net of approximately $2,614,000 and $1,990,000, respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

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

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if it is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is that amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them ($ in thousands) as of September 30, 1996 and December 31, 1995:

                                            September 30,       December 31,
                                                1996                1995

Loans identified as impaired                  $8,430              $13,295
Impaired loans for which a valuation
     allowance has been determined             4,957               13,295
Impaired loans for which no valuation
     allowance was determined necessary        3,473                   --
Amount of valuation allowance                  2,166                4,766

The provisions of SFAS Nos. 114 and 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The following table discloses additional information ($ in thousands) about impaired loans for the three and nine-month periods ended September 30, 1996 and 1995:

                                          Three-Month Period  Nine-Month Period
                                          Ended September 30,Ended September 30,
                                            1996      1995      1996       1995
Average amount of
recorded investment
in impaired loans ..............          $8,478    $23,832    $9,035    $25,100
Collections of interest
from impaired loans and
recognized as interest income ..              --    $   412    $  249    $ 1,145

The Company also provides an allowance for losses for: (1) loans that are not covered by the provisions of SFAS Nos. 114 and 118; (2) loans which, while covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible, whether or not covered by the provisions of the statements, are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $2.2 million is included with the general allowance for loan losses of $13.7 million to total the $15.9 million reported on the balance sheet for September 30, 1996 which these notes accompany and in the statement of changes in the allowance account for the first nine months of 1996 shown below. The amounts related to tax refund anticiption loan and to all other loans are shown separately.

Balance, December 31, 1995 ...........................         $12,349
Provision for tax refund anticipation loans ..........           1,100
Tax refund loan losses charged against allowance .....          (1,080)
Tax refund loan recoveries added to allowance ........           1,359
Provision for other loan losses ......................           3,164
Other loan losses charged against ....................          (2,550)
Other loan recoveries added to all ...................           1,552
                                                               -------
Balance, September 30, 1996 .................                  $15,894
                                                               =======

6.   Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $615 and $525 for the three-month periods ended September 30, 1996 and 1995, respectively, and $1,617 and $1,408 for the nine-month periods ended September 30, 1996 and 1995, respectively. The table below shows the balances by major category of fixed assets: (in thousands)

                                  -----------------------------------------
                                                  Accumulated     Net Book
September 30, 1996                    Cost        Depreciation     Value
                                  -----------------------------------------
Land and buildings                $     5,614  $      3,081   $     2,533
Leasehold improvements                  6,396         4,447         1,949
Furniture and equipment                13,273        10,661         2,612
                                  ----------------------------------------
    Total                         $    25,283  $     18,189   $     7,094
                                  ========================================

                                                  Accumulated     Net Book
December 31, 1995                     Cost        Depreciation     Value
                                  -------------------------------------------
Land and buildings                $ 5,607           $ 2,967        $2,640
Leasehold improvements              6,427             3,996         2,431
Furniture and equipment            12,843             9,765         3,078
                                  ----------------------------------------
    Total                         $24,877           $16,728        $8,149
                                  ========================================



7.   Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of September 30, 1996 and December 31, 1995, the Company had $1,583,000 and $1,785,000 respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company posted its highest earnings for a third quarter for the quarter ending September 30, 1996. Earnings were $3.7 million, up 118 percent over the $1.7 million reported for the comparable period in 1995. Per share earnings for the third quarter of 1996 were $0.48 compared to $0.22 earned in the third quarter of 1995. Third quarter 1996 earnings exceeded by $700,000 the earnings for the third quarter of 1994 which previously had the highest quarterly earnings. Year-to-date earnings for the Company were also higher in the first nine months of 1996 compared to the same period in 1995, increasing 63% from $7.0 million, or $.91 per share, for the first nine months of 1995 to $11.4 million, or $1.48 per share, for the first nine months of 1996.

Earnings benefited during the third quarter from a combination of favorable factors, including a 13% increase in net interest income and fees compared to the prior year. Additionally, a reduction in delinquent and non-performing assets during the year has permitted the Company to maintain an adequate allowance for loan loss without additional provision in the current quarter compared to $3.9 million in provision for loan loss recorded in the third quarter of 1995. Although total non-interest expense is up 24% for the third quarter of 1996 compared to 1995, the comparison overstates the effective increase as the 1995 expenses were reduced by a one-time rebate and accrual reversal for FDIC insurance premiums of $1.0 million due to decreased insurance premium rates which went into effect in that quarter. Non-interest expense adjusted for this item is up 11.8% for the third quarter of 1996 as compared to 1995 and is primarily the result of increased marketing and salary expenses relating to the Bank's growth strategies described in the following paragraph.

Several key strategic initiatives undertaken during 1995 also contributed to the Company's strong performance in the third quarter. First, the Company expanded into adjacent Ventura County last year with the opening of three offices in the first and second quarters. Total deposits in these offices are $80.9 million at September 30, 1996 and loan production has been strong. Second, the Trust & Investment Services Division reported trust fee income of $2.1 million during the quarter, up $364,000 or 22% over the third quarter of 1995. The increase was due principally to the addition of new products and services during the past year, the aggressive cultivation of new customers, and higher stock market levels. Third, the Company has continued to focus on lending and credit administration. Loans have increased 8% during this year, while non-current loans have decreased by over $1.4 million or 13% in the same period.

These initiatives are expected to continue to produce favorable results during the balance of 1996 and beyond. While each initiative required significant planned expenditures in 1995 in advance of the anticipated revenues, these moves were critically important for the long-term viability and profitability of the Company, and should assist in the Company's planned expansion into new market areas.


BUSINESS

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). The Bank is a state-chartered commercial bank and is a member of the Federal Reserve Bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is Sanbarco Mortgage Company ("Mortgage Company"). In October 1996, Mortgage Company changed its name from SBBT Service Corporation. In addition to providing correspondent banking services such as check processing for other financial institutions, Mortage Company will also begin to broker commercial real estate loans to large insurance companies. It will provide loan servicing on these loans for a fee. All references to "the Company" apply to the Company and its subsidiaries.


TOTAL ASSETS AND EARNING ASSETS

The chart below shows the growth in average total assets and deposits since the first quarter of 1994. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

[IN THE PRINTED TEXT AT THIS LOCATION THERE IS A GRAPHIC THAT HAS BEEN OMITTED FROM THIS EDGAR FILING. THE GRAPHIC IS A CHART SHOWING THE QUARTERLY GROWTH IN TOTAL AVERAGE ASSETS AND DEPOSITS. THE CHART SHOWS BOTH ELEMENTS GRADUALLY TRENDING UPWARD. THE EXCEPTIONS TO THIS TREND ARE DISCUSSED IN THE TEXT BELOW.]

The usual pattern of deposit and asset growth is for the first quarter averages to be about the same or slightly less than the last quarter of the prior year. The averages for the second quarter may be lower than the averages for the first quarter as deposits tend to decrease during the first quarter. The third and fourth quarters generally show growth over the earlier quarters. The increase in average total assets from the fourth quarter of 1995 to the first quarter of 1996 was larger than historical trends and was due to a larger than usual increase in deposits and Federal funds purchased occurring late in the fourth quarter of 1995. These increases are explained below in "Deposits" and "Other Borrowings," respectively. In 1996, the usual seasonal increase in deposits did not begin until late in the third quarter. While the average for the third quarter is lower than that for the second quarter, the period-end deposits were higher than at either of the two prior quarters and continued to increase subsequent to September 30. Continued consolidation in the financial services industry and the three Ventura County offices opened in 1995 have contributed to the continued growth in deposits and therefore in assets.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 94.90% of its assets during the third quarter of 1996. This compares with an average of 85.12% for all FDIC-Insured Commercial Banks.[1] Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $113.4 million more assets earning interest during the first half of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.


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

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the net interest margin as interest rates change. Average market interest rates moved higher and then flattened during the first half of 1995, decreased during the second half of 1995 and early in the first quarter of 1996 as the Federal Reserve Board ("the Fed") eased short-term rates, moved higher throughout the remainder of 1996's first half, and then leveled off during the third quarter of 1996.

Because the Company earns interest income on 95% of its assets and pays interest expense on the majority of its liabilities, it is subject to adverse impact from changes in market rates. A primary economic risk is "market risk." The market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security issued after the rise in rates. This is because it pays less interest than the newly issued security. If the security is sold, the Company would have to recognize a loss. The opposite is true when interest rates decline. The market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise because their rate would be less than the new higher rate and a more costly obligation when interest rates decline because their rate would be more than the new lower rate. However, because most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets, there is less fluctuation in the market value of liabilities from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to "market risk" is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed for their term when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While virtually all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities. If it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

The Company is also exposed to "mismatch risk" and "basis risk." Mismatch risk is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if a financial institution uses the proceeds from shorter-term deposits to purchase longer-term securities or fund longer-term loans. If interest rates rise significantly, the interest that must be paid on the deposits will exceed the interest earned on the assets. Basis risk due to the fact that interest rates for Company's assets and liabilities rarely change in equal amounts as market rates increase or decrease. The prime lending rate may drop and thereby reduce interest income. However, because deposit rates are near historic lows, the Company may not be able to decrease deposit rates an equal amount and thus net interest income would decrease.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of September 30, 1996, the gap for this first period is a negative 10.37%, slightly outside the target range. At the end of the second quarter of 1996, the gap was a negative 9.32% of assets. The change from last quarter is mostly due to a higher level of interest bearing transaction accounts that would be repriced within the next three months.

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

The negative gap for the third period, "After six months but within one year" is caused by the large amount of transaction deposits that the Company at present assumes are most likely to be repriced between six and twelve months. This large negative gap for the third period causes the cumulative gap of a negative 19.76% for the first three periods to be outside the Company's target range of plus or minus 15%. Management does not consider this to be a significant problem in that roughly two-thirds of the investments in the "After one year but within five" column mature in years one and two. The maturation of these securities will provide proceeds for reinvestment at the new rates within a reasonable time to offset the impact of a rise in rates. If rates rise enough, the Company's investment policy requires it to sell certain available-for-sale securities before their maturity dates to reposition the proceeds at the new rates.

The periods of over one year are the least critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY
                                                    After three After six   After one            Non-interest
As of September 30, 1996                  Within      months      months    year but              bearing or
(in thousands)                             three    but within  but within   within   After five non-repricing
                                          months        six      one year     five       years      items          Total
                                       -----------------------------------------------------------------------  -------------
Assets:
Loans                                  $ 298,779   $ 111,953   $  43,731   $  88,179  $  54,809  $   6,643    $  604,095
Cash and due from banks                       --          --          --          --         --     59,704        59,704
Federal Funds                             35,000          --          --          --        --          --        35,000
Securities:
  Held-to-maturity                         8,976      26,810      14,340     192,147     41,554          --      283,827
  Available-for-sale                          --       5,020      30,003      60,316     42,076        488       137,903
Bankers' acceptances                      23,810      20,276          --          --        --          --        44,085
Other assets                                  --          --          --          --        --      13,514        13,514
                                       ----------------------------------------------------------------------  ---------
Total assets                             366,565     164,059      88,074     340,642   138,439      80,349     1,178,128
                                       ----------------------------------------------------------------------  ---------

Liabilities and
   shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased              31,124          --          --          --        --          --         31,124
  Other borrowings                         1,000          --          --          --        --          --          1,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                 365,922          --     252,864          --        --          --        618,786
  Time deposits                           90,706      56,099      53,824      53,077       365          --        254,070
Demand deposits                               --          --          --          --        --     159,652        159,652
Other liabilities                             --          --          --          --        --       7,079          7,079
Shareholders' equity                          --          --          --          --        --     106,416        106,416
                                       ----------------------------------------------------------------------  ----------
Total liabilities
   and shareholders' equity              488,752      56,099     306,688      53,077       365     273,147     $1,178,128
                                       ----------------------------------------------------------------------  ==========
Interest rate-
  sensitivity gap                      $(122,187)   $107,960   $(218,614)  $ 287,565  $138,075   $(192,798)
                                       =======================================================================
Gap as a percentage of
  total assets                           (10.37%)      9.16%     (18.56%)     24.41%    11.72%     (16.36%)
Cumulative interest
  rate-sensitivity gap                 $(122,187)   $(14,227)  $(232,841)  $  54,724  $192,798
Cumulative gap as a
  percentage of total assets             (10.37%)     (1.21%)    (19.76%)      4.64%    16.36%

Note: Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as non-interest bearing or non-repricing items.

Gap reports can show mismatches in the maturities and repricing opportunities of assets and liabilities, but have limited usefulness in measuring or managing market risk and basis risk.

The Company uses interest rate modeling to measure these risks. This modeling applies hypothetical changes in interest rates to determine the impacts on net interest income and net economic value. Net economic value or market value of portfolio equity is defined as the difference between the market value of financial assets and financial liabilities. The hypothetical changes include scenarios that involve immediate, parallel shocks as well as gradual interest rate changes. The changes are in both directions. The latest results of this modeling show that the Company's net interest income and net economic value are more at risk from an increase in rates than a decrease. The Company will continue to monitor this risk and to take action, where appropriate to minimize or reduce impact of an increase in rates.


DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth in average deposits. This growth has been planned by Management and Management anticipates that this growth can be sustained because of the strong capital position and earnings record of the Company. The overall deposit base for financial institutions in the Company's Santa Barbara market area declined by over $1 billion from 1989 to the end of 1995. During this time the Company increased its market share from 14.1% in 1989 to 30.6% in 1995. The increases have come by maintaining competitive deposit rates, introducing new deposit products, and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last seven quarters (dollars in millions). As shown both in Table 2, average deposits for the third quarter of 1996 have increased $59.9 million or 6.3% from average deposits a year ago. Average deposits declined in the second and third quarters of 1996 as compared to the first quarter of 1996. This is primarily a result of Management's decision to outsource certain money market demand accounts ("MMDA") for the Bank's trust clients to mutual funds as a means of diversifying investment options for these clients.

Table 2--AVERAGE DEPOSITS AND RATES

1995:                             1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                             -----------------  ----------------  -----------------  ----------------
NOW/MMDA ................    $  480.1    3.58%  $  470.5   3.67%  $  512.7    3.67%  $  550.6   3.52%
Savings .................       108.6     2.4      100.7   2.38       95.0    2.36       91.7   2.35
Time deposits 100+ ......        53.8     4.6       56.7   5.10       59.9    5.26       63.4   5.34
Other time deposits .....       144.9     5.2      151.6   5.50      157.7    5.65      160.1   5.71
                             --------           --------          --------           --------
Total interest-bearing
  deposits ................     787.4    3.79%     779.5   3.96%     825.3    4.02%     865.8   3.95%
Non-interest-bearing ....       135.5              126.3             130.6              135.9
                               ------           ------              ------           --------
Total deposits ..........    $  922.9          $   905.8          $  955.9           $1,001.7
                             ========          =========          ========           ========

1996:                           1st Quarter       2nd Quarter        3rd Quarter
                             ----------------   ----------------  -----------------
NOW/MMDA ................    $  555.8    3.35%  $  540.2   3.20%  $  521.1    3.13%
Savings .................        94.0    2.37       92.9   2.40       93.9    2.41
Time deposits 100+ ......        65.8    5.32       71.2   5.31       78.3    5.21
Other time deposits .....       163.2    5.67      166.3   5.58      170.9    5.58
                             --------           --------          --------
Total interest-bearing
  deposits ................     878.8    3.82%     870.6   3.74%     864.2    3.72%
Non-interest-bearing ....       154.4              150.8             151.5
                             --------           --------          --------
Total deposits ..........    $1,033.2           $1,021.4          $1,015.8
                             ========          =========          ========

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

This lag effect explains the contrast between the rates paid on the NOW/MMDA which followed the general trend of falling rates early in 1996 and savings accounts which lagged behind this trend and began to decline in the 3rd quarter of this year.

The average balances for non-interest bearing demand deposits during the first quarters of 1995 and 1996 are impacted by outstanding checks from the Tax Refund Anticipation Loan ("RAL") program discussed below in "Loans and Related Interest". Approximately $15.6 million of the average balance for non-interest-bearing demand deposits in the first quarter of 1995 and $12.3 in the first quarter of 1996 relates to the RAL program. There is relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low in the California economy. With less need for funds to lend, the Company has been reluctant to encourage through premium rates large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned less than 6% during almost all of 1995 and 1996, the spread between the cost of premium rate CD's and the earnings on their potential uses is very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company does not solicit and does not intend in the future to solicit any brokered deposits or out-of-territory deposits. Because these types of accounts are highly volatile, they present major problems in liquidity management unless the depository institution is prepared to continue to offer very high interest rates to keep the deposits. They are generally appropriate only for short-term funding needs, and the Company has available other, less expensive sources of such funding.


LOANS AND RELATED INTEREST INCOME

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields[2] over the last eight quarters (dollars in millions).

Table 3--LOAN BALANCES AND YIELDS
                          EOP           Average         Interest    Average
Quarter Ended         Outstanding      Outstanding      and Fees     Yield
-------------------  --------------   -------------    ---------   ---------
December       1994          $499.4          $486.3      $11.3       9.25%
March          1995           534.9           525.5       15.1      11.58
June           1995           541.0           537.8       12.5       9.31
September      1995           532.2           536.0       12.6       9.40
December       1995           558.8           543.8       12.6       9.32
March          1996           556.4           565.8       15.5      11.07
June           1996           581.2           568.4       13.2       9.36
September      1996           604.1           585.8       13.3       9.07

Changes in Loan Balances
------------------------

The end-of-period loan balance as of September 30, 1996 has increased by $45.3 million compared to December 31, 1995, and by $71.9 million compared to September 30, 1995. Residential real estate loans increased $29.5 million, commercial loans decreased $6.5 million and consumer loans, including home equity loans, increased by $9.0 million from December 31, 1995. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

The average balance and yield for the first quarters of 1996 and 1995 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations is summarized in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the first quarters of 1995 and 1996 without the effect of RAL loans were 9.27% and 9.24%, respectively.

Interest and Fees Earned and the Effect of Changing Interest Rates
------------------------------------------------------------------

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

The rates on most commercial and construction loans vary with an external index like the national prime rate or the Cost of Funds Index ("COFI") for the 11th District of the Federal Home Loan Bank, or are set by reference to the Company's base lending rate. The base lending rate is established by the Company by reference to the national prime rate adjusted for local lending and deposit price conditions. The loans that are tied to prime or to the Company's base lending rate adjust immediately to a change in those rates while the loans tied to COFI usually adjust every six months or less.

Other Loan Information
----------------------

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                       September 30,        December 31,
                                         1996                 1995

Standby letters of credit            $  8,026               $12,623
Loan commitments                       42,375                46,996
Undisbursed loans                      21,476                12,793
Unused consumer credit lines           52,874                53,759
Unused other credit lines              86,853                73,779

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

The Company has established maximum loan amount to collateral value ratios for construction and development loans ranging from 65% to 90%, depending on the type of project. There are no specific loan to value ratios for other commercial, industrial or agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum loan to collateral ratios based on the loan amount, the nature of the collateral, and other factors.

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

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the third quarter of 1996, at the end of the prior two quarters and at the end of the same quarter a year ago (in thousands). Also shown is the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Included in the table in boldface is comparable data3 regarding the Company's peers for the three earlier quarters.

Total non-performing assets have decreased by $900,000 at September 30, 1996 compared to September 30, 1995. Although there was an increase in non-performing assets in the first quarter of 1996, the level at September 30, 1996 indicates that there has been a general decrease in the level of non-performing assets since December 31, 1995. In addition, non-current loans have declined as a percentage of total loans to 1.60% at September 30, 1996 from 2.09% at December 31, 1995. In 1995 the Company strengthened its credit review, analysis, and administrative functions by hiring additional professional staff and established a Special Assets Committee to give increased attention to the larger problem loans. The new staff and the committee have aggressively pursued collection plans with customers that have resources to repay at least some portion of their loans and they have acknowledged uncollectibility and charged-off other loans. These efforts are still continuing, and the amount of non-current loans has decreased by $1.4 million at September 30, 1996 to $9.7 million compared to $11.1 million at September 30, 1995.

With the increase in allowance for loan losses from $11.5 million at September 30, 1995 to $15.9 million at September 30, 1996, the Company's coverage ratio is more comparable to that of its peers.

Table 4--ASSET QUALITY
                                September 30,            June 30,              March 31,             September 30,
                                    1996                  1996                   1996                     1995
                                  ---------------   -----------------    ---------------------    -------------------
                                  Company        Company                 Company                  Company
Loans delinquent
  90 days or more                 $ 1,109        $ 1,401                 $   186                  $   535
Non-accrual loans                   8,578          8,827                  10,507                   10,588
                                  --------       --------                --------                 --------
  Total non-current loans           9,687         10,228                  10,693                   11,123
Foreclosed real estate              1,583          1,422                   1,816                    1,021
                                  --------       --------                --------                 --------
  Total non-performing assets     $11,270        $11,650                 $12,509                  $12,144
                                  ========       ========                ========                 ========

                                                               FDIC                     FDIC                    FDIC
                                                               Peer                     Peer                    Peer
                                    Company        Company     Group      Company       Group     Company      Group
Coverage ratio of allowance
  for loan losses to non-current
  loans and leases                   163%          152%         185%       142%          185%        104%       102%
Ratio of non-current loans
  to total loans and leases         1.60%         1.76%        1.11%      1.92%         1.14%       2.09%      3.09%
Ratio of non-performing
  assets to average total assets    0.97%         0.99%        0.84%      1.04%         0.88%       1.11%      2.74%


The September 30, 1996 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate. With the trend of improving credit quality, Management did not consider it necessary to provide additional allowance in the third quarter 1996. As the cycle of periodic reviews continues and additional information becomes available, Management will provide for additional allowance as necessary to address any new losses when identified or change in the trend of credit quality ratios.

Table 5 classifies non-current loans and all potential problem loans other than non-current loans by loan category for September 30, 1996 (amounts in thousands). As of June 30, 1996 all RAL loans made in 1996 and still outstanding were charged off.

Table 5--NON-CURRENT AND POTENTIAL PROBLEM LOANS
                                                        Potential Problem
                                        Non-Current      Loans Other Than
                                           Loans            Non-Current
Loans secured by real estate:
      Construction and
             land development          $   --               $    --
      Agricultural                         --                    --
      Home equity lines                    99                   111
      1-4 family mortgage               2,930                 2,011
      Multi-family                        358                   694
      Non-residential, non-farm         4,627                 7,485
Commercial and industrial               1,628                 1,295
Other consumer loans                       45                    90
                                       ------               -------
             Total                     $9,687               $11,686
                                       ======               =======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 1996 (amounts in thousands).

         Doubtful                     $2,373
         Substandard                  $1,639
         Special Mention                  --

The total of the above numbers is less than the total allowance because some of the allowance is allocated to loans which are not regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.


SECURITIES AND RELATED INTEREST INCOME

Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") was adopted by the Company in 1994. It requires that securities be classified in one of three categories when they are purchased. One category is that of "held-to-maturity." The Company must have both the intent and the ability to hold a security until its maturity date for it to be classified as such. Securities classified as held-to-maturity are reported on the balance sheet at their amortized historical cost. That is, they are reported at their purchase price adjusted for the amortization of premium or accretion of discount. If debt securities are purchased for later sale, the securities are classified as "trading assets." Assets held in a trading account are required to be reported on the balance sheet at their current market value. Changes in the market value of these securities are recognized in the income statement for each period in which they occur as unrealized gain or loss. The Company has no securities classified as trading assets.

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

In the fourth quarter of 1995, the Company's Investment Committee approved the acquisition of up to $30 million of planned amortization class ("PAC") securities with average lives of two to three years for the Discretionary Portfolio. PAC's are particular classes of a larger collateralized mortgage obligation ("CMO") which are designed to have principal payments occur at designated times. PAC bondholders have priority over other classes in the CMO issue in receiving principal payments from the underlying collateral. The Company's policy requires the underlying collateral to be AAA rated, guaranteed either by the Federal National Mortgage Association, the Federal Home Loan Mortgage Company, or the United States Government. The creation of PAC bonds does not make prepayment risk disappear, it just shifts the vast majority of the risk to the other bonds in the CMO which are held by other investors. At the end of the third quarter of 1996, the Company held $29.4 million of PAC's.

Federal banking regulations require that all fixed-rate CMO's held by financial institutions, even short-term PAC's, be low volatility investments. A PAC must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the PAC's passed the tests at the time of purchase and, as of September 30, 1996, all passed the tests.

As a percentage of total assets, the balances in the Liquidity and Earnings Portfolios are intended to remain relatively stable. The size of the Discretionary Portfolio will vary based on loan demand and deposit growth. In general, the Company uses available funds to purchase securities for the three portfolios according to the following priorities. Taxable securities, usually U.S. Treasury or agency, are purchased for the Liquidity or Earnings Portfolio to maintain the desired size relative to total assets. To the extent tax-exempt municipals that meet credit quality and yield standards are available, they will be purchased for the Earnings Portfolio up to an amount that does not trigger the Alternative Minimum Tax ("AMT"). Lastly, taxable securities, generally U.S. Treasury or agency obligations would be purchased for the Discretionary Portfolio.

The Effects of Interest Rates on the Composition of the Investment Portfolio
----------------------------------------------------------------------------

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

6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1995              1st Quarter     2nd Quarter      3rd Quarter   4th Quarter
                    --------------  --------------   --------------  --------------
    U.S. Treasury   $236.7   5.63%  $226.8   5.60%   $224.5   5.57%  $203.1   5.54%
    U.S. agency       55.6   4.86     54.8   5.25      77.0   5.51     86.9   5.63
    Tax-Exempt        87.6  12.99     84.0  12.69      84.8  12.52     84.1  12.60
                    ------          ------           ------          ------
      Total         $379.9   7.22%  $365.6   7.18%   $386.3   7.08%  $374.1   7.14%
                    ======          ======           ======          ======

    1996              1st Quarter     2nd Quarter     3rd Quarter
                    -------------   --------------   --------------
    U.S. Treasury   $194.6   5.56%  $260.6   5.80%   $267.1  5.86%
    U.S. agency       79.7   5.65    62.9   5.84      56.7   5.92
    Collateralized
      Mortgage
      Obligations     13.2   5.47    24.7   6.03      29.6   6.03
    Tax-Exempt        82.8  12.15    83.0  12.08      85.1  11.79
                    ------         ------           ------
      Total         $370.3   7.04% $431.2   7.03%   $438.5   7.04%
                    ======          ======           ======

Interest rates for securities of more than one year maturity began to rise during the latter half of the first quarter of 1996. Management decided that this was a favorable time to sell some of the securities from the Discretionary and Liquidity Portfolios and reinvest at the new higher rates and at longer maturities. The selection of securities for purchase was also done with the aim of evening out the amount of proceeds that would be received from maturing securities each quarter. Management believes that this more constant repricing of the securities in the three portfolios will better protect the average interest yields and more closely follow market rates. Implementation of this reinvestment plan required realized net security losses of $512,000 for the first quarter. However, over the life of the repositioned assets increased interest income will offset these losses due to the higher rates of the extended maturities, and the Company receives immediate tax benefit from the losses while the increased interest income will be taxed over the extended period.

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

Certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities and require a careful credit evaluation of the issuer. In reviewing securities for possible purchase, Management must also ascertain that the securities have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the AMT. AMT causes the advantage of the tax exempt income to be deferred until future years. Apart from a few small issues that have met the Company's criteria for purchase, the increase in the average balance of tax exempt securities is due to the accretion of discount. Accretion is the periodic recognition as interest income of the difference between the lower purchase cost and the par value that will be received from the issuer upon maturity.

Included with the balances shown for U.S. Agency securities that are being held to maturity are four structured notes with a combined book value of $34.6 million. They are a type of security know as "step bonds". They were issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. All four notes have now passed their final call dates and have reached their final step.


UNREALIZED GAINS AND LOSSES

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. Footnote 4 to the financial statements shows the impact of the rise in interest rates that has occurred during 1996. At the end of the third quarter in 1996, the market value of the U.S. Treasury and agency securities held-to-maturity is less than the amortized cost or "book value" by $1.4 million. However, the market value of the municipal securities held-to-maturity had a market value exceeding their book value by $12.9 million at September 30, 1996. In total, the securities classified held-to-maturity had net unrealized gains of $11.5 million as of September 30, 1996.


FEDERAL FUNDS SOLD

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds. The sales are only overnight. Excess cash expected to be available for longer periods is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles. Though they are not securities, the Company includes Federal funds sold and bankers' acceptances in its liquidity planning as if they were components of the Liquidity Portfolio discussed above in "Securities and Related Interest Income."

Table 7 shows the average funds sold position of the Company and the average yields over the last eight quarters (dollars in millions).

       Table 7--AVERAGE BALANCE OF FUNDS SOLD AND YIELDS

                                       Average              Average
       Quarter Ended                 Outstanding             Yield
       December       1994              $30.8                5.13%
       March          1995               23.8                5.69
       June           1995               38.5                6.01
       September      1995               69.8                5.82
       December       1995               81.8                5.79
       March          1996               81.8                5.39
       June           1996               56.9                5.23
       September      1996               37.9                5.35

The average balance sold into the market was greater in the first and second quarters of 1996 than the comparable quarters in 1995 primarily due to four factors. First, the Company operated under stricter RAL guidelines in 1996 which resulted in fewer loans and more refund transfers being made. This meant that the Company did not need to reduce its Federal funds sold position to fund the RAL loans. Second, until the interest rates for securities started to rise in the latter part of the first quarter of 1996, the Company had to purchase securities of one and a half to two years to earn more than the Federal funds rate. Because of its desire to even out the maturities in its securities portfolios, management was selective in the purchase of new securities with the $94 million in proceeds generated from the sale of securities initiated under the "window of opportunity" described in "Securities and Related Interest Income." This selectivity left more of the proceeds to be held in Federal funds. Third, loan demand, a potential use of the funds, has not kept pace with the growth in deposits. Lastly, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances were higher in the fourth quarter of 1995 and the first quarter of 1996 than is usual.


BANKERS' ACCEPTANCES

The Company has used bankers' acceptances as an alternative to short-term U.S. Treasury securities when pledging requirements are otherwise met and sufficient interest spreads to U.S. Treasury obligations exist. With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of near-term cash flows. Acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last eight quarters (dollars in millions).

       Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                                       Average              Average
       Quarter Ended                 Outstanding             Yield
       December       1994             $ 64.4                5.38%
       March          1995               55.7                5.97
       June           1995               41.6                6.44
       September      1995               35.9                6.11
       December       1995               84.1                5.91
       March          1996              121.0                5.73
       June           1996               55.0                5.43
       September      1996               38.4                5.69


OTHER SHORT-TERM BORROWINGS AND RELATED INTEREST EXPENSE

Other short-term borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total short-term borrowings represent a very small portion of the Company's source of funds (less than 5%) and generally shows little variation in total, all of the short-term items have been combined for the following table. In the first quarter of 1996, the total was larger than usual. Federal funds purchased averaged $32.1 million in that quarter versus $8.5 million in the first quarter of 1995 reflecting the strong liquidity positions of local banks whose Federal funds the Company purchases as described above.

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by the short-term component over the last eight quarters.

       Table 9--OTHER BORROWINGS
                                  Average        Average      Percentage of
       Quarter Ended            Outstanding       Rate    Average Total Assets
       December       1994        $18.3           4.63%           1.8%
       March          1995         16.3           5.47            1.6
       June           1995         28.1           5.69            2.7
       September      1995         29.5           5.42            2.7
       December       1995         38.8           5.37            3.2
       March          1996         59.3           4.86            4.9
       June           1996         40.8           4.64            3.5
       September      1996         31.9           4.51            2.7


OTHER OPERATING INCOME

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 10 shows trust income over the last eight quarters (in thousands).

       Table 10--TRUST INCOME

                  Quarter Ended                             Trust Income
                  December          1994                        $1,611
                  March             1995                         1,765
                  June              1995                         1,590
                  September         1995                         1,686
                  December          1995                         1,978
                  March             1996                         2,224
                  June              1996                         2,022
                  September         1996                         2,050

Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $260,000 of the fees earned in the first quarter of 1996 and $236,000 of the fees earned in the first quarter of 1995. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has increased in the last three quarters because of substantially enhanced marketing efforts.

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

       Table 11--OTHER INCOME                  Other Service
                             Service Charges     Charges,
                               on Deposit       Commissions          Other
       Quarter Ended            Accounts          & Fees            Income
       December       1994      $  961           $ 1,013            $ 152
       March          1995       1,044             2,468               78
       June           1995       1,072             1,143              113
       September      1995       1,056             1,130              169
       December       1995       1,083             1,219              194
       March          1996       1,118             2,130              102
       June           1996       1,113             1,340              121
       September      1996       1,144             1,353              121

The Company revised its schedule for most fees in the fourth quarter of 1994. The full effect of the revision is seen in the increase in the amount of service charges on deposit accounts in the succeeding quarters.

The large increases in other service charges, commissions and fees for the first quarters of 1996 and 1995 is due to $1.05 million and $1.54 million of fees received for the electronic transfer of tax refunds. As explained in the section below titled "Refund Anticipation Loan and Transfer Program," the Company did not advance funds under the RAL loan program in 1995 and 1996 to as many borrowers as it had in 1994 because of the changes in the IRS procedures. Nonetheless, the Company was able to assist these taxpayers by transferring funds to them faster than the standard IRS check writing process, and a fee is charged for this service.

Included in other income are gains or losses on sales of loans. When the Company collects fees on loans that it originates, it may only recognize them as interest income over the term of the loan, rather than in the period in which they are collected. If the loan is sold before maturity, any unamortized fees are recognized as gains on sale rather than as interest income. In a declining rate environment such as portions of 1995, homeowners are more apt to refinance their homes. They usually choose fixed rate loans to "lock-in" the lower rates. Because the Company generally does not keep fixed-rate loans for its portfolio, such refinancing results in the Company selling more of these loans into the secondary market and thereby recognizing gains on sale. The amount for the first three quarters of 1996 is lower because in a rising rate environment the number of loans made is less and there are fewer sales opportunities.

Staff Expense

The largest component of non-interest expense is staff expense. Staff size is closely monitored and in most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered).

Table 12 shows the amounts of staff expense incurred over the last eight quarters (in thousands).

       Table 12--STAFF EXPENSE
                                     Salary and           Profit Sharing and
       Quarter Ended             Other Compensation   Other Employee Benefits

       December        1994              $3,834                  $1,045
       March           1995               4,780                   1,405
       June            1995               4,422                   1,015
       September       1995               4,776                   1,151
       December        1995               4,424                     682
       March           1996               4,939                   1,329
       June            1996               4,973                   1,379
       September       1996               5,180                   1,409

There is usually some variation in staff expense from quarter to quarter. Beginning in the first quarter of 1995, staff expense increased due to the three initiatives undertaken in that quarter that are mentioned in the introduction to this discussion. First, the Company began hiring staff for the three Ventura offices. Second, the Company hired a number of new staff in lending and credit administration and in loan review to more closely monitor credit quality. Third, staff was added in the Trust Division to sell and manage several new products offered in this area. In addition to the above, staff expense will usually increase in the first quarter of each year because all officers have their annual salary review in the first quarter with merit increases effective on March 1. In 1996, these averaged 3%. In addition, some temporary staff is added in the first quarter for the RAL program.

Salary and other compensation decreased in the second and fourth quarters of 1995. Officer bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on net income. The Company accrues compensation expense for the pool for officer bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecasts during the second quarter of 1995 and near the end of the year projected net income at amounts less than originally projected. Therefore a portion of the amounts accrued were reversed in those second and fourth quarters of 1995. Had the adjustments not occurred, staff expense for the second and fourth quarters would have been comparable to the amount for the first and third quarters of 1995. Salary and other compensation expense in the first two quarters of 1996 reflect merit increases as discussed above and bonus accrual estimates based on initial earnings projections for this year. In the third quarter of 1996 the bonus accrual was adjusted upward based on the year to date results which were ahead of the original forecast. This is the reason the expense level is higher than the preceding quarter.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula. The formula provides for a contribution equal to 10% of a base figure made up of income before tax and before the contribution. As with the bonus accrual mentioned above, the Company begins each year accruing an amount based on its forecast of the base figure. To the extent that income before tax differs from the forecast, an adjustment to accrual will be made. In the second and fourth quarters of 1995 accrual adjustments were made which reduced the profit sharing contribution for those quarters. In the third quarter of 1996 an adjustment was made which increased the accrual for this quarter.

Payroll taxes also introduce a seasonality to this expense category. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore, the payroll taxes related to bonuses are expensed in the first quarter. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter.

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

       Table 13--OTHER OPERATING EXPENSE

                             Occupancy Expense  Furniture &    Other
       Quarter Ended           Bank Premises     Equipment    Expense

       December       1994         $  950            $634      $3,745
       March          1995          1,011             645       4,198
       June           1995          1,003             640       3,611
       September      1995          1,080             652       1,547
       December       1995          1,163             673       3,060
       March          1996          1,132             650       3,172
       June           1996          1,124             636       2,922
       September      1996          1,131             623       3,050

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

Table 14 shows a detailed comparison for the major expense items in other expense for the nine- and three-month periods ended June 30 (amounts in thousands).

Table 14--OTHER EXPENSE
                                    Nine-Month Periods   Three-Month Periods
                                    Ended September 30,  Ended September 30,
                                    -----------------    -------------------
                                      1996      1995      1996      1995
                                     ------    ------    ------   --------
FDIC and State assessments           $   59    $    6    $   21   $(1,031)
Professional services                   677       743       238       294
RAL processing and incentive fees       369        37         1       (63)
Supplies and sundries                   464       511       147       196
Postage and freight                     488       508       165       144
Marketing                             1,036     1,059       450       255
Bankcard processing                   1,306     1,070       495       363
Credit bureau                           175       540        22        47
Telephone and wire expense              560       655       176       176
Charities and contributions             167       259        89        44
Software expense                        825       628       267       212
Operating losses                         20       253        27        38
Other                                 3,005     3,086       952       872
                                    -------    ------    ------   -------
  Total                              $9,151    $9,355    $3,050   $ 1,547
                                    =======    ======    ======   =======

Included in other expense is the premium cost paid for FDIC insurance. The FDIC has converted to a graduated rate for the premium based on the soundness of the particular institution. Prior to the third quarter of 1995, the annual rate for banks ranged from $0.23 to $0.30 per hundred dollars of deposits. On the basis of its "well-capitalized" position, the Company's rate was $0.23 per hundred. As deposits increased, this expense increased proportionally. However, in the third quarter of 1995, the FDIC announced that it would decrease the rates paid by well-capitalized banks to $0.04 per hundred dollars because the Bank Insurance Fund had been capitalized to the level specified by statute. The recapture of excess premiums paid in the first half of 1995 plus the accrual adjustment for the lower premium rate resulted in a decrease of $1.0 million which was booked in the 3rd quarter of 1995. Currently, well-capitalized banks are charged only the statutory minimum, $500 per quarter.

Marketing expense for the three-month period of 1996 is greater than for the comparable period of 1995, but is approximately the same for the nine month periods. This is a result of accelerating marketing expense in the early quarters of 1995 to promote the opening of the Ventura Offices. The increase, on a year to date and quarter to date basis, in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions. The decrease in credit bureau expense is almost wholly related to the reduced credit checks for the RAL program in 1996 compared to 1995. Also in the first quarter of 1995, the Company became aware that it might have had some responsibility for a loss suffered by one of its customers and therefore included with other operating losses an accrual for the estimated reimbursement to the customer. This matter was resolved later in 1995 for an amount substantially less than the original estimate.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. In the second and third quarters of 1995, when the Company found that collectibility of a large number of the loans was uncertain, it reversed a portion of the accrual it had made in the first quarter. With collectibility substantially higher in 1996, this expense is correspondingly higher.

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

As disclosed in Note 7 to the financial statements, the Company had $1,583,000 in OREO as of September 30, 1996 as compared with $1,785,000 at December 31, 1995. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

Liquidity

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers' credit needs, and to take advantage of attractive investment opportunities. The Company's objective is to maintain adequate liquidity at all times. Adequate liquidity is achieved by (1) maintaining liquid assets, (2) being able to raise deposits and liabilities, and (3) having access to capital markets.

The Company has defined and manages three types of liquidity: (1) Immediate liquidity, which is the ability to raise funds today to meet today's cash obligations, (2) Intermediate liquidity, which is the ability to raise funds during the next few weeks to meet cash obligations over those next few weeks, and (3) Long term liquidity, which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company's policy is to maintain total sources of immediate liquidity that are at least twice the Federal Reserve balance requirement. Management believes that at the end of September 1996, these sources of immediate liquidity were well in excess of that policy. If all of the liquidity were held in the form of liquid assets, this would likely have an adverse impact on net interest income because of the lower interest rates usually associated with short-term assets. This is the reason that the Company relies on the ability to borrow as well as on liquid assets to provide this immediate liquidity.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing in the next few weeks, term repurchase agreements, and deposit increases from special programs. The Company's policy is to plan ahead and raise funds from these intermediate liquidity sources to meet cash needs projected over the next several weeks. At the end of September 1996, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of September 1996, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


CAPITAL RESOURCES AND COMPANY STOCK

Table 16 presents a comparison of several important amounts and ratios for the third quarters of 1996 and 1995 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                              3rd Quarter 3rd Quarter
                                                  1996        1995      Change
                                               ----------  ----------  --------
Amounts:
   Net Income                                  $    3,705  $    1,717  $ 1,988
   Average Total Assets                         1,159,625   1,090,070   69,555
   Average Equity                                 105,674      99,035    6,639
Ratios:
   Equity Capital to Total Assets (period end)      9.03%       8.80%    0.23%
   Annualized Return on Average Assets              1.28%       0.63%    0.65%
   Annualized Return on Average Equity             14.02%       6.93%    7.09%

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variation include asset quality, loan demand, and RAL operations.

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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. As of September 30, 1996, the Company's risk-based capital ratio was 18.64%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of September 30, 1996, shareholders' equity was 9.03% of total assets.

The Company applied for listing on the NASDAQ National Market System in April, 1996 and began to be listed in the middle of May. The trading symbol is SABB.

The Board of Directors, while not establishing specific goals, has authorized Management, with certain limits, to purchase shares of the Company's stock at market to offset the dilution effect on earnings per share from the issuance of shares upon the exercise of employee stock options. During the first nine months of 1996, the Company purchased approximately 112,000 shares. These purchases have reduced shareholders' equity by $2.8 million. Trading volume for the third quarter of 1996, the first full quarter of trading on NASDAQ, was 199,274 shares.

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

The current annual cash dividend rate of $0.72 results in a payout ratio of 36% annualized third quarter earnings.


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

As a bank holding company, the Company is primarily regulated by the Federal Reserve Bank. As a member bank of the Federal Reserve System that is state-chartered, the Bank's primary Federal regulator is the FRB and its state regulator is the California State Department of Banking. As a non-bank subsidiary of the Company, Mortgage Company is regulated by the FRB. Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with regulations.

The FRB may take action against bank holding companies and banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company and the Bank have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore are not subject to any restrictions as discussed above. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.


REFUND ANTICIPATION LOAN AND TRANSFER PROGRAM

The Company is one of very few financial institutions in the country to operate a RAL program. This program had significant impacts on the Company's activities and results of operations during the first half of 1995 and 1996 which as has been discussed in various parts of this discussion. This section is intended to provide a summary of the financial results of the program for the Company for the 1995 and 1996 filing seasons.

Prior to 1995, before the Company advanced funds for the RAL loan, the IRS provided confirmation that the taxpayer identification was valid, that there were no liens by the IRS against the refund, and that the refund would be sent to the Company instead of the taxpayer. This confirmation was discontinued for the 1995 tax season. During the filing season, the IRS also placed a moratorium on payment of that portion of refunds which was related to the Earned Income Credit ("EIC"). Many of the taxpayers filing electronically are low income families whose refund consists primarily of EIC. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company restricted loans only to those taxpayers who met certain credit standards, and restricted the amount that it would lend only to the non-EIC related portion of any refund claim. These changes required a shift in emphasis during the remainder of the 1995 tax season from making loans to simply acting as a transfer agent for the refund. Rather than extend funds to the taxpayer and wait for repayment by the IRS, the Company remitted the payment to the taxpayer only after receipt from the IRS. With these electronic transfers, taxpayers received the funds sooner than would have been the case had they waited for a check.

The Company earned $4.9 million in interest on loans and fees for transfers in the first nine months of 1995. However, the EIC change necessitated increased salary, telephone, and other collection-related expenses to attempt to recover as many of these loans as possible, and operating expenses of $1.5 million were incurred during the same period. While the shift from loans to transfers and the collection efforts were instituted as quickly as possible, the IRS changes nonetheless substantially increased the amount of delinquencies and resulting charge-offs. These totaled $4.1 million in the first nine months of 1995. From the beginning of the 1996 filing season, the Company followed the same restrictive guidelines for loans it instituted during the 1995 filing season.

Although the Company has reduced its credit risk with these restrictions, the fees received for acting as a transfer agent are less than the fees received for the loans. During the first half of 1996, the Company made 52,000 RAL loans for a total of $55.8 million, as compared to 75,600 loans for $75.5 million in the first half of 1995. Gross revenue for RAL activity was $4.2 million for the first half of 1996, with operating expenses of $1.2 million. There was virtually no loan or transfer activity in the third quarter.

The Company began collection efforts in 1995 to recover as large a portion of the charge-off amount from that year as could be done cost effectively. Customers were contacted and repayment agreements arranged with them. Agreements were also arranged with the other financial institutions that have similar programs to give priority to the repayment of past loans. Collection efforts resulted in RAL recoveries in 1996 of $1.4 million. This amount exceeded charged-off loans for the same period, resulting in a net recovery of $279,000. All remaining outstanding loans were charged-off as of June 30, 1996, so there have been no further charge-offs in 1996, only recoveries.

--------

[1] To obtain information on the performance ratios of its peers, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1996. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

[2] As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.3 million as of September 30, 1996. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 41% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1996 would be $13.2 million and the average yield would be 9.03%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section below titled "Securities and Related Interest Income."

[3] Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Second Quarter, 1996 for banks with total assets from $1-10 billion.


                                         EXHIBIT 11
                            SANTA BARBARA BANCORP & SUBSIDIARIES
                              COMPUTATION OF PER SHARE EARNINGS

                                          For the Three Months Ended September 30,
                                  -----------------------------------------------------------
                                               1996                          1995
                                  -----------------------------  ----------------------------

                                     Primary      Fully Diluted     Primary      Fully Diluted
                                  -------------   -------------  -------------  -------------
Weighted Average
 Shares Outstanding                 7,640,472       7,640,472      7,657,950      7,657,950
                                  -------------   -------------  -------------  -------------
Weighted Average
 Options Outstanding                  773,228         773,228        692,868        692,868
Anti-dilution adjustment (1)          (34,022)        (34,022)        (8,562)            --
                                  -------------   -------------  -------------  -------------
Adjusted Options
 Outstanding                          739,206         739,206        684,306        692,868
Equivalent Buyback Shares (2)        (442,389)       (442,091)      (457,742)      (431,346)
                                  -------------   -------------  -------------  -------------
Total Equivalent Shares               296,817         297,115        226,564        261,522
Adjustment for Non-Qualified
 Tax Benefit (3)                     (121,695)       (121,817)       (92,891)      (107,224)
                                  -------------   -------------  -------------  -------------
Weighted Average Equivalent
 Shares Outstanding                   175,122         175,298        133,673        154,298
                                  -------------   -------------  ----------------------------
Weighted Average Shares
 for Computation                    7,815,594       7,815,770      7,791,623      7,812,248
                                  =============   =============  =============  =============

Fair Market Value (4)              $    26.65      $    26.65     $    18.95     $    20.50
Net Income                         $3,705,402      $3,705,402     $1,717,011     $1,717,011
Earnings Per Share                 $     0.47      $     0.47     $     0.22     $     0.22

                                           For the Nine Months Ended September 30,
                                 ------------------------------------------------------------
                                              1996                           1995
                                 ------------------------------  ----------------------------

                                     Primary      Fully Diluted     Primary      Fully Diluted
                                 --------------  --------------  -------------  -------------
Weighted Average
 Shares Outstanding                 7,643,664       7,643,664      7,678,858      7,678,858
                                 --------------  --------------  -------------  -------------
Weighted Average
 Options Outstanding                  730,851         730,851        678,982        678,982
Anti-dilution adjustment(1)           (44,176)        (12,362)       (11,529)            --
                                 --------------  --------------  -------------  -------------
Adjusted Options Outstanding          686,675         718,489        667,453        678,982
Equivalent Buyback Shares(2)         (389,813)       (401,463)      (460,913)      (414,941)
                                 --------------  --------------  -------------  -------------
Total Equivalent Shares               296,862         317,026        206,540        264,041
Adjustment for Non-Qualified
  Tax Benefit(3)                     (121,714)       (129,981)       (84,681)      (108,257)
                                 --------------  --------------  -------------  -------------
Weighted Average Equivalent
  Shares Outstanding                  175,148         187,045        121,859        155,784
                                 --------------  --------------  ----------------------------
Weighted Average Shares
 for Computation                    7,818,812       7,830,709      7,800,717      7,834,642
                                ==============  ==============  =============  =============

Fair Market Value(4)              $     25.00     $     26.25     $    17.91     $    20.50
Net Income                        $11,350,223     $11,350,223     $6,986,479     $6,986,479
Earnings Per Share                $      1.45     $      1.45     $     0.90     $     0.89

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

              (b)      No reports were filed on Form 8-K.

                            SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              SANTA BARBARA BANCORP

DATE:   November 14, 1996
                             David W. Spainhour
                             President
                             Chief Executive Officer



DATE:  November 14, 1996
                             Donald Lafler
                             Senior Vice President
                             Chief Financial Officer