Form 10-K
period 1996-12-31
SANTA BARBARA BANCORP
filed 1997-03-24
CIK 357264

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

For the fiscal year ended          December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997, based on the sales prices reported to the Company on that date of 30.00 per share:
  Common Stock - $184,457,040*

*Based on reported beneficial ownership by all directors and executive officers and the Company's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of March 10, 1997, there were 7,551,499 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1997 and the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II, and III.


Pursuant to Rules 12b-23 and 12b-32 and Instruction G to Form 10-K, the following indicated items of information from the registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1997 ("Proxy") and the Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("Annual Report") are incorporated into this form by reference to the page number in the relevant printed document.



                                                              Annual
                                                              Report      Proxy

                                                       (Page Numbers in Printed
                                                       Documents as Distributed
                                                          to Shareholders)

                           PART I
 Item 1. Business                                                 20
      a) General Description of Business
            Operations commenced as Santa Barbara National
            Bank with one office and 18 employees in 1960.
            The Company was formed in 1982. The Bank (name changed to Santa Barbara Bank & Trust) became the principal subsidiary of the Company, and has grown to 16 banking offices and trust, escrow, and real estate offices. Two of the banking offices were added in the merger with Community
            Bank of Santa Ynez Valley on March 31, 1989. In
            1995, three banking offices were opened in Ventura county and a fourth office was added in 1996.
            A second subsidiary, Sanbarco Mortgage
            Corporation-formerly known as SBBT Service
            Corporation, was formed in 1988. The Bank continued its pattern of growth in 1996 with significant increases in assets and deposits.

     b)  Financial Information about Industry Segments
            There are no identifiable industry segments.

     c) Narrative Description of Business                         20-48
            As of December 31, 1996, the Company had the equivalent of approximately 535 employees engaged to provide banking and trust services to the local community, including correspondent services to other local banks. For most of its banking products, the Company faces competition in its market area from branches of most of the major California money banks, some of the state-wide savings and loan associations, and other community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms.

     d)  Financial Information about Foreign and Domestic
         Operations and Export Sales
            The Company does not have any foreign business operations or export sales of our own. However, it does provide financial services including wire transfers, currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

Item 2. Properties                                                56,61,
            The Company maintains executive and                   72
            administrative offices at leased premises at 1021 Anacapa Street, Santa Barbara, California.
            Of the 16 branch banking offices, all or a portion of 13 are leased. The office space used by the Real Estate and Escrow departments is owned, and space is leased for the Trust, and Management Information Services, and Loan
            Servicing departments.

Item 3.  Legal Proceedings
            There are no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders
            No matters were submitted during the fourth quarter of the fiscal year covered by this report.

                              PART II
Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters
     a)  Market Information                                       46,76
     b)  Holders
            There are approximately 1,571 holders of stock
            as of February 11, 1997.
     c)  Dividends                                                46,52
            Dividends are currently declared four times           76
            a year, and the Company expects to follow the
            same policy in the future.
Item 6.  Selected Financial Data (and included in Exhibit 13      76
            to this Report)
Item 7.  Management's Discussion and Analysis of Financial        20-48
            Condition and Results of Operation (and included
            in Exhibit 13 to this Report)
Item 8.  Financial Statements and Supplementary Data              49-75
            (and included in Exhibit 13 to this Report)
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
            None.

                              PART III
Item 10. Directors and Executive Officers of the Registrant
         Directors                                                        4-5
         Executive Officers                                               7-8
Item 11. Executive Compensation                                           9-15
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                       8-9
Item 13. Certain Relationships and Related Transactions                   18

                              PART IV
Item 14. Exhibits, Financial Statements, and Reports on
         Form 8-K

     a) The following documents are filed as a part of this Report in Exhibit 13, Annual Report to
           Security-holders:

         1)  Financial Statements:
             Consolidated Balance Sheets as of December 31,
             1996 and 1995                                        50
             Consolidated Statements of Income for the years
             ended December 31, 1996, 1995, and 1994              51
             Consolidated Statements of Changes in
             Shareholders' Equity for the years ended
             December 31, 1996, 1995, and 1994                    52
             Consolidated Statements of Cash Flows for the
             years ended December 31, 1996, 1995, and 1994        53

         2)  Financial Statement Schedules:

            The following schedules and information are
            included in the Footnotes to the above Financial Statements or in Management's Discussion and
            Analysis of Financial Condition and Results of Operations, both of which are included in the
            Annual Report:
               Interest Rate Sensitivity                          24
               Distribution of Average Assets, Liabilities,
                 and Shareholders' Equity and Related Interest
                 Income, Expense, and Rates                       26
               Volume and Rate Variance Analysis of Net
                 Interest Income                                  27
               Maturity Distribution and Yield Analysis of
                 the Securities Portfolios                        30
               Loan Portfolio Analysis by Category                32
               Maturity and Sensitivities of
                 Selected Loan Types to Changes
                 in Interest Rates                                33
               Risk Elements:
                 Non-Accrual, Past Due
                    and Restructured Loans                        38
                 Potential Problem Loans                          37
                 Foreign Loans                                    39
               Summary of Loan Loss Experience                    37
               Foregone Interest on Non-Accrual Loans             38
               Detailed Deposit Summary                           40
               Maturity Distribution of Time Certificates
                of Deposit of $100,000 or More                    12
               Return on Equity and Assets, Operating and
                 Capital Ratios                                   76
               Short-term Borrowings                              64

     b) Three reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996. Acquisition of 56,100 shares of common stock from two shareholders was reported on Form 8-K filed with the Commission on December 2, 1996. Acquisition of $59 million of leasing assets was reported on Form 8-K filed with the Commission on December 11, 1996. A definitive agreement to acquire all of the outstanding shares of First Valley Bank of Lompoc, California for $26.1 million was reported on Form 8-K filed with the Commission on December 20, 1996.
     c)  Exhibits - See exhibits listed in "Exhibit Index"

     d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders- Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.
Santa Barbara Bancorp

By /s/David W. Spainhour               3/20/97
      David W. Spainhour               date
      President
      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Donald M. Anderson      3/20/97     /s/ David W. Spainhour   3/20/97
Donald M. Anderson           date        David W. Spainhour        date
Chairman of the Board                    President
Director                                 Director

/s/ William S. Thomas       3/20/97     /s/ Donald Lafler        3/20/97
William S. Thomas            date        Donald Lafler             date
Vice Chairman                            Senior Vice President
Chief Operating Officer                  Chief Financial Officer

/s/ Frank H. Barranco, M.D. 3/20/97     /s/ Edward E. Birch      3/20/97
Frank H. Barranco, M.D.      date        Edward E. Birch           date
Director                                 Director

/s/ Richard M. Davis        3/20/97     /s/ Anthony Guntermann   3/20/97
Richard M. Davis             date        Anthony Guntermann        date
Director                                 Director

/s/ Dale E. Hanst           3/20/97     /s/ Harry B. Powell      3/20/97
Dale E. Hanst                date        Harry B. Powell           date
Director                                 Director

                            EXHIBIT INDEX TO
                    SANTA BARBARA BANCORP FORM 10-K
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


  Exhibit
  Number        Description

     3          Articles of Incorporation and Bylaws

     3.1 Restated Articles of Incorporation of Santa Barbara Bancorp (filed as Exhibit 3(i) to the Company's Form S-4, File No. 33-19181, and is incorporated herein by reference thereto).

     3.2 Certificate of Amendment of Articles of Incorporation of the Company as filed with the California Secretary of State on January 24, 1996 (previously filed with the Commission as Exhibit
                3.2 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     3.3 Amended and Restated Bylaws of the Company dated September 25, 1991 (filed as "Other Information" to the Company's form 10-Q for the quarter ended September 30, 1991, File No. 0-11113, and is incorporated herein by reference thereto).

     3.4 Amendment No. One to Bylaws of the Company as adopted by the Board of Directors on October 24, 1995 (previously filed with the Commission as Exhibit 3.4 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     4          Instruments defining rights of security holders -
                The rights of security holders are defined by applicable law and in the Bylaws of the Company-see Exhibit 3.2 above.

     10         Material Contracts

     10.1       Compensation Plans and Agreements:

     10.1.1     Santa Barbara Bancorp Amended and Restated
                Restricted Stock Option Plan as amended effective
                December 17, 1997 ***

     10.1.1.1   Santa Barbara Bancorp Restricted Stock Option
                Agreement (Incentive Stock Option)***

     10.1.1.2   Santa Barbara Bancorp Restricted Stock Option
                Agreement (Nonstatutory Stock Option - 5 Year)***

     10.1.1.3   Santa Barbara Bancorp Restricted Stock Option
                Agreement (Nonstatutory Stock Option - 10
                Year)***

     10.1.1.4   Santa Barbara Bancorp Restricted Stock Option
                Agreement (Incentive Reload Option)***

     10.1.1.5   Santa Barbara Bancorp Restricted Stock Option
                Agreement (Non statutory Reload Option)***

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

     10.1.4.1 First Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed April 27, 1994 (previously filed with the Commission as Exhibit 10.1.5 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.4.2 Second Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed June 17, 1994 (previously filed with the Commission as Exhibit 10.1.6 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.4.3 Third Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed December 28, 1994 (previously filed with the Commission as Exhibit 10.1.7 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference.

     10.1.4.4 Fourth Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed March 2, 1995 (previously filed with the Commission as Exhibit 10.1.8 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.5 Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust, as amended and restated through July 6, 1995 (previously filed with the Commission as Exhibit 4.1 to the Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8, filed with the Commission on July 10, 1995, File No. 33-43560, incorporated herein by this reference).

     10.1.5.1 First Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust executed February 24, 1995 (previously filed with the Commission as Exhibit 10.1.10 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.6 Description of Group Term Life and Accidental Death and Dismemberment Benefits and of Payment of Membership Dues (previously filed with the Commission as Exhibit 10.1.7 to the Company's annual report on Form 10-K on March 29, 1993, File No. 0-11113, incorporated herein by this reference).

     10.1.7 Santa Barbara Bank & Trust Key Employee Retiree Health Plan dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.8 to the Company's annual report on Form 10-K on March 16, 1994, File No. 0-11113, incorporated herein by this reference).

     10.1.7.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association, executed July 23, 1993 (previously filed with the Commission as Exhibit 10.1.13 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.8 Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) dated December 29, 1992 (previously filed with the Commission as Exhibit
                10.1.9 to the Company's annual report on Form 10-K on March 16, 1994, File No. 0-11113, incorporated herein by this reference).

     10.1.9 Santa Barbara Bank & Trust Second Amended and Restated Flexmaster Plan adopted effective October 1, 1991 (previously filed with the Commission as Exhibit 10.1.15 to the Company's annual report on Form 10-K on March 28, 1996, File No. 0-11113, incorporated herein by this reference).

     10.1.10    Santa Barbara Bancorp 1996 Directors Stock Option
                Plan, as amended December 17, 1996.***

     10.1.10.1  Santa Barbara Bancorp 1996 Directors Stock Option
                Agreement ***

     10.1.10.2  Santa Barbara Bancorp 1996 Directors Stock Option
                Agreement (Reload Option)***

     10.2.0     Securities and Insurance Service Agreement
                (previously filed with the Commission as Exhibit
                10.2.0 to the Company's annual report on Form
                10-K on March 30, 1995, File No. 0-11113,
                incorporated by this reference).

     10.2.1 IRA Custodial Agreement (previously filed with the Commission as Exhibit 10.2.1 to the Company's annual report on Form 10-K on March 30, 1995,
                File No. 0-11113, incorporated by this
                reference).

     11         Statement re Computation of Per Share Earnings***

     13         Annual Report to Security-holders***

     21         Subsidiaries of the Registrant***

     23         Consent Independent Public Accountants***

     27         Financial Data Schedules***




      Shareholders may obtain a copy of any exhibit by writing to:
          Clare McGivney, Corporate Services Administrator
          Santa Barbara Bancorp
          P.O. Box 1119
          Santa Barbara, CA 93102

***   Filed herewith

Exhibit 10.1.1
                              SANTA BARBARA BANCORP

                              AMENDED AND RESTATED
                          RESTRICTED STOCK OPTION PLAN
                    (As Amended effective December 17, 1996)


   SANTA BARBARA BANCORP hereby adopts the following employee stock option plan:

1.   PURPOSES OF THE PLAN

    The purposes of this Plan are to attract, motivate and retain the best available officers and employees, and to provide them with additional incentive to promote the success of the Company's business.

2.   DEFINITIONS

    As used herein, the following definitions shall apply:

    2.1 "Board of Directors" shall mean the Board of Directors of the Company.

    2.2    "Code" shall mean the Internal Revenue Code of 1986, as amended.

    2.3    "Commission" shall mean the Securities and Exchange Commission.

    2.4 "Committee" shall mean the Committee of the Board of Directors that shall administer the Plan.

    2.5    "Common Stock" shall mean the Common Stock of the Company.

    2.6 "Company" shall mean Santa Barbara Bancorp, a California corporation.

    2.7 "Donative Transfer" means any transfer of an Option or Reload Option made for donative purposes or without the payment or receipt by or on behalf of the Optionee of any cash, property or other consideration. For purposes of this Section, neither an Optionee's receipt of or eligibility for a deduction, credit or similar allowance for federal or state income tax or estate tax purposes nor the transferee's use for family or support purposes of any proceeds realized from the sale of the any shares of Common Stock acquired on exercise of an Option shall be deemed to be the receipt of consideration.

    2.8 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

    2.9 "Fair Market Value" shall mean, as of any date, the value of the Common Stock determined as follows.

       2.9.1 If the Common Stock is listed on an established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in the Common Stock) on the last market trading day prior to the date of determination.

       2.9.2 If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination.

    2.10 "Option" shall mean a stock option granted pursuant to the Plan and shall include Reload Options. All Options granted hereunder shall be "nonstatutory stock options" and each such Option shall be evidenced by a written Stock Option Agreement.

    2.11    "Optioned Stock" shall mean the Common Stock subject to an Option.

    2.12    "Optionee" shall mean an employee who receives an Option.

    2.13 "Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

    2.14 "Plan" shall mean this restricted Stock Option Plan, as amended and restated.

    2.15 "Rule 16b-3" shall mean Rule 16b-3 promulgated under the Exchange Act or any successor to Rule 16b-3 in effect at the time in question.

    2.16    "Section 16(b)" shall mean Section 16(b) of the Exchange Act.

    2.17 "Stock Option Agreement" means a written agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. Each Option Agreement is subject to the terms and conditions of the Plan. The terms and provisions of each Option Agreement need not be the same.

    2.18 "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined as Section 424(f) of the Code.

3.   OPTIONS

    Pursuant to the Plan, two separate types of options for Common Stock may be granted:

    3.1    Incentive Options.  Incentive Stock Options ("Incentive Options");
and

    3.2 Non-Qualified Options. Non-Qualified Stock Options ("Non-Qualified Options").

    Incentive Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. Non-Qualified Options are not intended to so qualify. Unless specified otherwise, all the provisions of this Plan relate equally to both Incentive Options and Non-Qualified Options. Each Option granted under this Plan shall be evidenced by a Stock Option Agreement between the Company and the Optionee, designating the type of Option being issued and containing such other terms and conditions as deemed appropriate- .

4.   ADMINISTRATION OF THE PLAN

    The Plan shall be administered by the Board of Directors or the Committee. The Committee shall consist of not less than three persons all of whom shall be members of the Board of Directors. None of the members of the Board of Directors or the Committee shall be eligible to be allocated any Options pursuant to this Plan. No person shall be appointed to be a member of the Committee if such person was eligible to be allocated any stock options pursuant to this Plan at any time within one (1) year prior to his or her appointment to the Committee. For purposes of this Section, a person shall be deemed to be eligible to be allocated any Options pursuant to this Plan during any period if, during such period, such person is eligible to receive a Reload Option pursuant to this Plan. Members of the Committee shall serve at the pleasure of the Board of Directors. No member of the Board of Directors or the Committee shall be liable for any action or determination undertaken or made in good faith with respect to the Plan, any Stock Option Agreement or any Option granted under the Plan. Subject to the provisions contained herein, the Board of Directors or the Committee shall determine:

    4.1 Employees to Receive Option. The employees to whom Options shall be granted;

    4.2 Type of Options to be Granted. Whether Options to be granted shall be Incentive Options or Non-Qualified Options or both;

    4.3 Number of Shares. The number of shares to be optioned to each such employee;

    4.4 Option Price. The price to be paid for the shares upon the exercise of each Option;



    4.5 Option Period. The period within which each Option shall be exercised; and

    4.6 Other Terms and Conditions. The terms and conditions of each Stock Option Agreement between the Company and each employee to whom the Board of Directors or the Committee has granted an Option; which terms and conditions shall be in accordance with the provisions of this Plan but may include any other or additional terms or conditions not inconsistent with this Plan and need not be identical for every Stock Option Agreement.

5.   GRANT OF OPTIONS

    5.1 Effective Date of Option Grant. The "grant" of an Option pursuant to this Plan shall be deemed to have occurred on the latest of: (a) the date the Board of Directors or the Committee announces the grant of the Option; or (b) such later date designated by the Board of Directors or the Committee or set forth in the Stock Option Agreement.

6.   ELIGIBILITY

    Full-time salaried employees of the Company who shall, in the judgment of the Board of Directors or the Committee, be qualified by position, training, or ability to contribute substantially to the success of the Company, shall be eligible to participate in the Plan. The number of shares allocable to any person by means of Options under this Plan is to be reasonable, as determined by the Board of Directors or the Committee, in relation to the purposes of the Plan and the needs and capabilities of the Company. No Option may be granted to any employee owning more than ten percent (10%) of the voting power of all classes of stock of the Company or its Parent or any Subsidiary.

7.   RESERVE OF SHARES

    7.1 Reserve. Subject to the provisions of Section 6.2, below, the maximum aggregate number of shares of Common Stock reserved for issuance upon the exercise of Options granted under the Plan is 1,000,000 shares of authorized but unissued shares of Common Stock of the Company. No more than the total number of shares held in this Reserve shall be issued under the Plan pursuant to the exercise of Incentive Options and Non-Qualified Options in the aggregate.

    7.2 Adjustments In Reserve. If the outstanding shares of Common Stock are increased or decreased, or are changed into or exchanged for a different number or kind of shares or other securities, as a result of the occurrence of an event described in Section 24 or Section 25, below, then and in such event, appropriate adjustments shall be made in the number and/or kind of shares or other securities for which Options may thereafter be granted under this Plan. In the event that any outstanding Option under the Plan expires or is terminated without exercise, or with only partial exercise, prior to the end of the period during which Options may be granted under the Plan, the shares allocable to the unexercised portion of any such Option may be added back into the Reserve and may again be subject to Option under the Plan.

8.   OPTION EXERCISE PRICE

    8.1 Establishment of Option Price. The price per share required to be paid upon exercise of any Option granted hereunder, whether an Incentive Option or a Non-Qualified Option, shall be 100% of the fair market value per share, as determined by the Board of Directors or the Committee, of the Common Stock at the time of the grant of the Option.

    8.2 Payment of Option Price. The Option price shall be payable either (a) in cash in immediately available funds, or (b) with stock of the Company, valued at its then Fair Market Value. In the event that the Option price is paid, whether in whole or in part, through the tender of shares of Common Stock already owned by the Option holder, then the Option must be exercised for a minimum of at least 100 shares, or the total number of shares subject to the outstanding Option being exercised, if less than 100 shares.

    8.3 Exchange of Options. Notwithstanding the foregoing, in the event that any Option is granted under this Plan in exchange for the surrender by the grantee of another Option for the Common Stock, the Board of Directors or the Committee, in its discretion, may establish the exercise price under the new Option at the same price as provided in the Option which is surrendered, but only to the extent of the number of shares then subject to the Option which is surrendered.

9.   OPTION PERIOD

    The term of any Incentive Option granted pursuant to this Plan shall not exceed five (5) years. The term of any Non-Qualified Option shall not exceed ten
(10) years. The aggregate Fair Market Value, as determined by the Board of Directors or the Committee, of the shares of Common Stock with respect to which an Incentive Option granted under this Plan is exercisable for the first time by an Optionee during any calendar year shall not exceed the difference between (a) One Hundred Thousand Dollars ($100,000) and (b) the sum of the Fair Market Value, as determined by the Board of Directors or the Committee, as of the time the Incentive Options, if any, were granted, of the shares of Common Stock covered by all Incentive Options which were granted to the Optionee under this Plan and all other incentive stock option plans of the Company and which are exercisable for the first time by the Optionee during such calendar year. If an Incentive Option is granted pursuant to which the aggregate fair market value of shares with respect to which it first becomes exercisable in any calendar year exceeds such $100,000 limitation, the portion of such Option which is in excess of the $100,000 limitation shall be treated as a Non-qualified Option pursuant to Section 422(d)(1) of the Code. This Section is intended to comply with the provisions of Section 422 of the Code and shall be interpreted so as to comply with the provisions of such Section of the Code. Nothing in this Section shall obligate the Company to grant Options or any additional Options to any employee under this Plan or any other stock option plan here or hereafter adopted by the Company by reason of the treatment of any Options as Non-Qualified Options under this Section.

10.   EXERCISE; VESTING

    Options granted hereunder (whether Incentive Options or Non-Qualified Options) shall become exercisable ("vest") in accordance with such schedule as the Board of Directors or the Committee, in the exercise of its discretion, may deem appropriate in any particular case. To the extent not so provided by the Board of Directors or the Committee, Options shall vest as follows: The aggregate number of shares covered by the Option shall be divided by the number of years included in the Option term (each such year being hereinafter called an "Option Year"). The Employee shall become entitled to purchase the number of shares of Common Stock resulting from the foregoing division at the end of each Option Year. Notwithstanding anything in the Plans to the contrary, (a) Options granted under this Plan shall vest and become exercisable over a period no longer than five (5) years and at a rate not less than twenty percent (20%) per year, and (b) no Option granted under this Plan shall be exercisable for at least six (6) months following the date of the grant of the Option, except in case of death or disability.

11.   RESTRICTION ON TRANSFER OF STOCK ISSUED

    11.1 Holding Period. The Stock Option Agreements covering Options granted under this Plan may provide that shares of Common Stock issued upon exercise of the Options may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period equal to the longer of five (5) years following the date the Option is granted and two (2) years following the date on which such shares are issued to the Optionee on exercise of the Option; provided that the foregoing restriction on transfer shall not apply to an Optionee's transfer of shares of Common Stock
(a) to the Company in payment of all or any portion of the exercise price payable upon exercise of an Option or the satisfaction of any income tax withholding obligation with respect to any exercise of an Option or (b) to the acquiring party in any transaction described in Section 25, below, in which the Company is not the surviving corporation, or (c) to a person or entity described in Section 15.2.1 hereof.

    11.2 Exempt Transfers. Notwithstanding the foregoing, an Optionee may transfer shares of Common Stock acquired on exercise of an Option to a person described in Section 15.2.1 hereof only if all of the following conditions are satisfied: (i) the transfer is a permitted transfer under Section 15.2.2 hereof;
(ii) the Optionee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 15.2.1 hereof; (iii) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock subject to the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions of this Section; and (iv) the transfer is of a whole number multiple of one hundred
(100) shares.

    11.3 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock issued upon exercise of an Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.

12.   EXPIRATION OF OPTIONS

    Notwithstanding any other provisions of this Plan or the terms of any Stock Option Agreement, Options granted pursuant to this Plan shall expire upon the occurrence of any of the following events:

    12.1 Termination of Employment. Thirty (30) days following the termination of the Optionee's employment, other than as a result of the Optionee's retirement, death or disability (but in no event beyond the period of time for which the Optionee is granted);

    12.2 Retirement. Immediately upon retirement of the Optionee in accordance with the Company's retirement policy, provided that the Optionee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the Option is granted) exercise the Option as to those shares with respect to which any vesting installments, if any, had accrued as of the date on which the employee retired; and

    12.3 Death or Disability. Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of the Optionee while in the employ of the Company (but in no event beyond the period of time for which the Option is granted). During such twelve-month period the Optionee (or his or her personal representative) or the persons to whom the Optionee's rights under the Option shall have passed by will or by the applicable laws of descent and distribution shall have the right to exercise the Option to the extent that any vesting installments, if any, had accrued as of the date of Optionee's death or disability.

13.   METHOD OF EXERCISE

    Options granted pursuant to this Plan shall be exercised by delivery to the Board of Directors or the Committee of a written notice specifying (a) the number of shares which an Optionee (or his or her personal representative) then desires to purchase, (b) the name or names in which Optionee (or his or her personal representative) desires to have the shares issued, and (c) whether the Options being exercised are Incentive Options or Non-Qualified Options. Said notice shall be accompanied by full payment of the aggregate purchase price of such Options in immediately available funds (or stock of the Company). The Company shall, as soon as practicable thereafter, issue and deliver to the Optionee and/or any other persons designated in the notice of exercise, the necessary certificate or certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of the Optionee and/or in the name of the other persons designated in the notice of exercise. The Optionee may designate in the notice of exercise that some or all of the shares to be issued upon such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything herein to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock or other securities shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act, or the rules thereunder. The Board of Directors or the Committee may rely on a representation of the person exercising the Option, or such other evidence as the Board of Directors or the Committee deems appropriate- ate, for purposes of determining the propriety of the exercise of any Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Board of Directors or the Committee shall have no obligation to independently investigate the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

14.   RELOAD FEATURES

      14.1 Grant of Reload Options. Whenever the holder of any Option (the "Original Option") outstanding under this Plan (whether an Incentive Option or a Non-Qualified Option, and including any Reload Options granted under the provisions of this Section 14) exercises the Original Option and makes payment of the option price by tendering shares of the Common Stock of the Company previously held by him or her, then the holder of that Option shall be entitled to receive and the Company shall grant a new Option (the "Reload Option") for that number of additional shares of the Common Stock of the Company which is equal to the number of shares tendered by the Optionee in payment of the option price for the Original Option being exercised. All such Reload Options granted hereunder shall be on the following terms and conditions.

       14.1.1 Option Price. The option price per share shall be an amount equal to the then current Fair Market Value per share of the Common Stock, as of the date of exercise of the Original Option, as determined by the Board of Directors or the Committee.

       14.1.2 Expiration Date. The option exercise period shall expire, and the Reload Option shall no longer be exercisable, on the expiration of the option period of the Original Option or five (5) years from the date of the grant of the Reload Option, whichever is later.

       14.1.3 Vesting Period. Any Reload Option granted under this Section 14 shall "vest" and first become exercisable one (1) year following the date of exercise of the Original Option.

       14.1.4 Other Terms. All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option. Further, the character of the Reload Option shall be the same as the character of the Original Option, namely if the Original Option is an Incentive Option, the Reload Option shall be an Incentive Option; and if the Original Option is a Non-Qualified Option, the Reload Option shall also be a Non-Qualified Option.

    14.2 Restrictions on Reload Options. Any and all Reload Options granted pursuant to this Section 14 (or Section 16, below) shall be subject to the following conditions and restrictions:

       14.2.1 No Reload on Existing Incentive Options. Notwithstanding Section 14.1, above, no Reload Option shall be granted pursuant to Section 13.3, below, upon the exercise of any Incentive Option which is outstanding as of the effective date of this Plan.

       14.2.2 Holding Period of Shares Tendered. No Reload Option shall be granted pursuant to Section 14.1, above, unless the shares tendered upon exercise of the Original Option in payment therefore have been held by the Employee for a period of more than six (6) months prior to the exercise of the Original Option.

       14.2.3 Holding Period of Original Option Shares. If the shares of Common Stock of the Company which are issued upon exercise of the Original Option are sold within one (1) year following the exercise of the Original Option, then the Reload Option shall immediately terminate.

       14.2.4 Exception. The holding period restrictions set forth in Sections
14.2.2 and 14.2.3 above shall not apply to an Optionee's (a) transfer of shares of Common Stock to the Company in payment of all or any portion of the purchase price upon exercise of an Option, whether an Original Option or a Reload Option, or (b) satisfaction of his withholding obligation, if any, pursuant to Section 16 below by the withholding of shares that would otherwise be issued as a result of the exercise of an Option.

    14.3 "Grandfather" Provisions. The Company acknowledges that there are outstanding Options granted to employees under the Company's prior employee Stock Option Plan, which Plan expired in calendar year 1993, and that said Plan contained "reload" features similar to those contained herein. To the extent that any such outstanding Options under said Stock Option Plan are exercised after the expiration of that Plan, the Board of Directors or the Committee shall have the power, in its sole discretion, to grant to any such Option holders a Reload Option under and containing the terms specified in this Plan.

15.   TRANSFERABILITY OF OPTIONS

    15.1 Restriction on Transfer. Except as specifically set forth in Section
15.2 hereof, no Option or Reload Option may be sold, pledged, assigned, hypothecated, transferred, or otherwise disposed of in any manner, other than by will or the laws of descent and distribution.

    15.2 Limited Transferability. A Stock Option Agreement may provide that an Optionee may transfer all or a portion of any Non-Qualified Option or Non-Qualified Reload Option in accordance with provisions of this Section 15.2. If a Stock Option Agreement permits the transfer of any Non-Qualified Option or Non-Qualified Reload Option, any transfer that does not comply with all of the provisions of this Section 15.2 and the Stock Option Agreement shall be null and void ab initio. The provisions of the Stock Option Agreements dealing with the transferability of the Options need not be identical for all Options and the provision for transferability with respect to one Option shall not require the provision for transferability with respect to any other Option. (For purposes of this Section, Non-Qualified Options and Non- Qualified Reload Options which may be transferred are referred to as "Transferable Option".)

       15.2.1 Permitted Transferees. A Transferable Option may be transferred by the Optionee only to one or more of the following: (a) the Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by the Optionee and with respect to which all beneficial interests are held by one or more of the Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company established by the Optionee and in which all beneficial interests are held by one or more of the Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from the Optionee. The Company may require as a condition to the transfer of any Transferable Option under this Section that the transferee provide to the Company reasonable evidence that the proposed transferee is described in one of the foregoing clauses.

       15.2.1 Permitted Transfers. Any transfer of a Transferable Option under this Section 15.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
15.2.1 above, pursuant to which the Optionee receives only his or her interest in the partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

       15.2.3 Minimum Transfer. Any transfer of a Transferable Option or a Reload Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred
(100) shares of Optioned Stock.

       15.2.4 Notice to the Company. The Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer of a Transferable Option pursuant to this Section 15.2 and shall include with such notice:

          A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 15.2.1 hereof; and

          B. The proposed transferee's written agreement to accept the Transferable Option and any shares of Common Stock acquired on exercise of the Transferable Option subject to all of the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions dealing with the termination of the Transferable Option on the death or disability of the Optionee or the termination of the Optionee's employment with the Company.

       15.2.5 No Further Transfer. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, a transferee of any Transferable Option shall not have the right to further transfer all or any portion of the Transferable Option, other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

       15.2.6 No Transfer of Incentive Options. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, an Optionee may not transfer any Incentive Option or Reload Option granted with respect to an Incentive Option other than by will or the laws of descent and distribution.

       15.2.7 Further Acts. The Company may require as a condition to the transfer of any Transferable Option such additional information and agreements from the Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

       15.2.8 Disclaimer. The Company's acceptance of any transfer of a Transferable Option shall not be considered legal or tax advice to the Optionee or the proposed transferee as to their compliance with any applicable law, rule or regulation or the legal or tax consequences of such transfer or the subsequent exercise of the Transferable Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the Transferable Option.

16.   TAX WITHHOLDING

    To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from Optionee's wages, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Optionee, withholding may be made through the surrender of shares of the Common Stock or through the withholding of shares of Common Stock which would otherwise be issued as a result of the exercise. If withholding is made through the surrender or withholding of shares of the Common Stock, the Board of Directors or the Committee, in its sole discretion, may grant Reload Option(s), on the terms specified in Section 14, above, for the number of shares so surrendered or withheld.

17.   NO SHAREHOLDER RIGHTS

    An Option holder shall not be deemed to be a shareholder of the Company with respect to Options unless and until the shares of Common Stock covered by the Option shall have been issued upon exercise thereof and are paid for in full.

18.   SECURITIES COMPLIANCE

    Options granted pursuant to this Plan shall be subject to the requirement that if at any time the Board of Directors or the Committee shall determine, in its discretion, that the listing, registration, or qualification of the shares covered thereby is required upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory authority is necessary or desirable as a condition of the exercise of such Option, the Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, consent or approval shall have effected or obtained free of any conditions not acceptable to the Board of Directors or the Committee.

19.   TERM OF PLAN

    No Option shall be granted under this Plan after ten (10) years from the date of the original adoption of the Plan by the Board of Directors or the original approval of the Plan by a majority of the voting shares, whichever event first occurred.

20.   AMENDMENT OF PLAN

    The Board of Directors of the Company may at any time suspend, amend, or terminate the Plan, and may, with the consent of an Option holder, make such modification of the terms and conditions of Options granted hereunder as it shall deem advisable; provided that, any amendment or modification which would:

    20.1 Number of Shares. Materially increase the number or shares which may be issued pursuant to the Plan (other than in accordance with Section 24 and Section 25. below);

    20.2 Eligibility. Materially modify the requirements as to eligibility for participation in the Plan; or

    20.3 Increase in Benefits. Otherwise materially increase the benefits accruing to participants under the Plan;

 shall be subject to approval thereof by shareholders of the Company holding not less than a majority of the voting power.

21.   SUBSTITUTION OF OPTIONS

    Notwithstanding the provisions of Section 20, above, the Board of Directors or the Committee may grant to an Option holder, if he or she is otherwise eligible, additional Options under this Plan or, with the consent of the Option holder, grant new Options under this Plan in lieu of any outstanding Options for a number of shares, at a purchase price and for a term which in any respect is greater or lesser than that of the earlier Option, subject to those limitations as to Options otherwise set forth herein.

22.   LIMITS ON AMENDMENTS

    This Plan may not, without approval of the shareholders of the Company, be amended in any manner that will cause Incentive Options issued under it to fail to meet the requirements of incentive stock Options as defined in Section 422 of the Code, or to change the maximum number of shares which any one person may receive.

23.   EFFECT ON SUSPENSION OR TERMINATION OF PLAN

    No Option may be granted during any suspension, or after termination, of this Plan. Amendment, suspension, or termination of the Plan shall not, without the consent of the Option holder, alter or impair any rights or obligations under any Option or Stock Option Agreement theretofore granted under the Plan.

24.   RECAPITALIZATION OF COMPANY

    Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Plan and to the Options granted under the Plan, and the exercise price of such Options, in the event of a stock dividend (but only on Common Stock), stock split, reverse stock split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Board of Directors or the Committee, the determination of which in that respect shall be final, binding, and conclusive; provided that no Incentive Option granted under the Plan shall be adjusted in a manner that causes the Option to fail to continue to qualify as an incentive stock option within the meaning of Section 422 of the Code.

25.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

    In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised Options then outstanding under the Plan shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Options under the Plan or to issue substitute options in place thereof; provided, however, that if any Options granted under the Plan would be cancelled in accordance with the foregoing, the Optionee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Optionee's Option in whole or in part without regard to any installment exercise provisions in the Optionee's Stock Option Agreement. If any Options or portion thereof originally designated as Incentive Options would cease to qualify as incentive stock options under Section 422 of the Code as a result of the exercise of such Options in accordance with the preceding sentence, then such Incentive Options or portion thereof shall be redesignated as Non-qualified Options. The Company shall give each Optionee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in this Plan or in any Stock Option Agreement to the contrary, (i) all Option exercises effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and
(ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) all exercises during the foregoing 10- day period shall cease to be effective ab initio and (B) the outstanding Options shall be exercisable as otherwise determined under the applicable Stock Option Agreement and without consideration of this Section or the corresponding provisions of any Stock Option Agreement.

26.       APPROVAL OF SHAREHOLDERS; EFFECTIVE DATE

    This Plan shall not take effect until approved by the affirmative vote of the holders of a majority of the Common Stock of the Company present, or represented, and entitled to vote at a meeting of shareholders duly held in accordance with the laws of the State of California, solicited in accordance with the rules and regulations of the Securities and Exchange Commission, which approval must occur within the period beginning twelve (12) months before and ending twelve (12) months after the date such amendments are adopted by the Board of Directors.

27.   STOCK OPTION AGREEMENTS

    The Stock Option Agreements entered into hereunder shall contain such other provisions, including, without limitation, restrictions upon the exercise of an Option, as the Board of Directors or the Committee shall deem advisable. Incentive Stock Option Agreements shall contain such limitations and restrictions upon the exercise of the Incentive Options as shall be necessary in order that such Incentive Options will constitute an "incentive stock option" as defined in Section 422 of the Code or to conform to any change in the law. The terms and provisions of the Stock Option Agreements need not be identical for all Options granted under the Plan.

28.   INDEMNIFICATION

    In addition to such other rights of indemnification as they may have as members of the Board of Directors, the members of the Board of Directors and the Committee shall be indemnified by the Company against reasonable expenses, including attorney's fees, actually and necessarily incurred in connection with the defense of any action, suit, or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any action, suit, or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit, or proceeding that such member is liable for negligence or misconduct in the performance of his or her duties. The indemnification provided for in this Section shall be available only if, within sixty (60) days after institution of any such action, suit, or proceeding, the member of the Board of Directors or the Committee seeking indemnification shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

29.   EFFECT OF AMENDMENTS

    29.1 Non-Qualified Options. From and after December 17, 1996, the date of this Amended and Restated Plan, all of the terms and provisions of the Plan as amended and restated shall apply to all Non-Qualified Options which are outstanding as of such date and the Stock Option Agreements covering such Non-Qualified Options shall be deemed automatically amended to reflect the amended and restated terms of this Plan.

    29.2 Incentive Options. From and after December 17, 1996, the date of this Amended and Restated Plan, all of the terms and provisions of the Plan as amended and restated shall apply to all Incentive Options which are outstanding as of such date and the Stock Option Agreements covering such Incentive Options shall be deemed automatically amended to reflect the amended and restated terms of this Plan; provided that in no event shall any of the terms or provisions of the Plan as amended and restated apply to any Incentive Option, and no Stock Option Agreement for an Incentive Option shall be deemed amended to include any of the terms and provisions of the Plan as amended and restated, if such application or amendment would be deemed to be a modification of the Incentive Option under the Code and such modification would result in such Incentive Option ceasing to qualify as an incentive stock option under the Code.

    29.3 No Change in Price or Term. Notwithstanding anything in this Plan to the contrary, in no event shall the amendment of any Stock Option Agreement in accordance with the provisions of this Section change any or all of the number of shares covered by any Option or the exercise price, vesting schedule or term of the Option.

    29.4 Amended Stock Option Agreements. Any Optionee who holds an Option that is deemed amended under this Section may at any time deliver to the Company his or her existing Stock Option Agreement and request that the Company deliver to the Optionee a new Stock Option Agreement incorporating the amended and restated terms and provisions of the Plan. The Company shall deliver to the Optionee a new Stock Option Agreement promptly after the Optionee's delivery of the existing Stock Option Agreement. NOTWITHSTANDING ANYTHING IN THIS PLAN TO THE CONTRARY, THE OPTIONEE SHALL BE SOLELY RESPONSIBLE FOR DETERMINING WHETHER THE AMENDMENT OF A STOCK OPTION AGREEMENT WILL CONSTITUTE A MODIFICATION OF THE OPTION AND THE COMPANY SHALL HAVE TO RESPONSIBILITY OR LIABILITY NO THE OPTIONEE BY REASON OF THE AMENDMENT OF A STOCK OPTION AGREEMENT BEING A MODIFICATION OF THE OPTION.


        CERTIFICATE OF SECRETARY

    The undersigned, being the Corporate Secretary of the Company, does hereby certify that:

    (a) the foregoing Plan was adopted by the Board of Directors of the Company at a duly called and held meeting of the Board of Directors on January 29, 1992, and that the Plan was approved by the shareholders of the Company at a duly called and held meeting of the shareholders on April 28, 1992;

    (b) the Amended and Restated Plan effective as of November 22, 1994, was adopted by the Board of Directors of the Company at a duly called and held meeting of the Board of Directors on November 22, 1996;

    (c) the Amended and Restated Plan effective as of February 27, 1996, was adopted by the Board of Directors of the Company at a duly called and held meeting of the Board of Directors on February 27, 1996, and was approved by the shareholders of the Company at a duly called and held meeting of shareholders on April 23, 1996; and

    (d) the Plan was amended at a duly called and held meeting of the Board of Directors on December 17, 1996, and that the amendments adopted by the Board of Directors on December 17, 1996, did not need to be approved by the shareholders of the Company.




 Dated:December 17, 1997       Jay D. Smith, Esq., Corporate Secretary

Exhibit 10.1.1.1


                              SANTA BARBARA BANCORP

                        RESTRICTED STOCK OPTION AGREEMENT

                            (Incentive Stock Option)


   THIS AGREEMENT ("Agreement") is entered into this day of _____________ , 19 , between SANTA BARBARA BANCORP (the "Company") and
            ("Employee").


                                    RECITALS

   WHEREAS, the Company has duly adopted a Stock Option Plan, (the "Plan"), which was adopted by the Board of Directors of the Company on January 29, 1992, and approved by the shareholders of the Company on April 28, 1992; and

   WHEREAS, the Plan provides for the issuance of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); and

   WHEREAS, Employee has been designated by the Committee which administers the Plan as the recipient of an incentive stock option under the Plan.

                                    AGREEMENT

   NOW, THEREFORE:

1.   GRANT

   The Company hereby grants to Employee the option to purchase an aggregate of
           shares of the Company's Common Stock at a price of $         per
share, (which price the Company has determined to be 100% of the fair market value at the time of grant).

2.   OPTION PERIOD

   The period during which the option granted hereby may be exercised (hereinafter called the "Option Period") shall commence after the expiration of six (6) months following the date hereof and shall terminate five years from the date hereof, subject to the provisions governing earlier termination in paragraph 4, below.

3.   EXERCISE

   3.1 Vesting. The Option shall "vest" and become exercisable in accordance with the provisions of Section 1 of Exhibit A attached hereto.

   3.2 Option Exercise Price. The option price must be paid (a) in cash or check or (b) by the tender of other Shares of Common Stock owned by the Employee, having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option is intended to be exercised, or (c) any combination of such methods of payment.

   3.3 Stock-for-Stock Exercises. In the event that the option price is paid, whether in whole or in part, through the tender of shares of Common Stock of the Company already owned by the Employee, then this Option must be exercised for a minimum of at least 100 shares, or the total number of shares remaining subject to the Option, if less than 100 shares.

   3.4 Periodic Exercise. The Option may be exercised by Employee with respect to some or all of the shares of Common Stock and other securities covered by the Option at any time and from time to time on or after the date on which the Option becomes exercisable with respect to such shares; provided that the Option may not be exercised at any one time with respect to less that one hundred (100) shares of Common Stock unless the number of shares with respect to which the Option is exercised is the total number of shares with respect to which the Option is exercisable at that time.

4.   RESTRICTION ON TRANSFER OF STOCK ISSUED

   Any and all shares of Common Stock and other securities, if any, issued pursuant to this Agreement shall be subject to the restrictions on transfer, if any, set forth in Section 2 of Exhibit A attached hereto. Any restriction on transfer set forth in Exhibit A attached hereto shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option. Appropriate legends shall be placed on any certificates evidencing any shares of Common Stock or other securities issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.

5.   EXPIRATION

   This Option shall expire upon the occurrence of the following events:

   5.1 Thirty (30) days following termination of employment, other than as a result of the Employee's retirement, death or disability;

   5.2 Immediately upon retirement of Employee in accordance with the Company's retirement policy; provided, however, that Employee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the options evidenced by this Agreement are granted) exercise the option as to those shares with respect to which installments, if any, had accrued and were exercisable as of the date on which Employee retired; and

   5.3 Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of Employee while in the employ of the Company (but in no event beyond the period of time for which the options evidenced by this Agreement are granted). During such twelve-month period, Employee (or his personal representative) or the persons to whom the Employee's rights under this Agreement shall have passed by will or by the applicable laws of descent and distribution, shall have the right to exercise the Option evidenced by this Agreement to the extent that installments, if any, had accrued and were exercisable as of the date of Employee's death or disability.

6.    TAX WITHHOLDING

   To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from amounts otherwise to be paid to the Employee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Employee, withholding may be made in shares of the Common Stock of the Company which would otherwise be issued as a result of the exercise; provided, however, that such an election must be an irrevocable election which is made at last six (6) months prior to the exercise of the Option, in accordance with regulations and interpretations of the Securities and Exchange Commission. If withholding is made in shares of the Company's stock, the Company shall grant a Reload Option(s), in accordance with the terms and conditions specified in the Plan, for the number of shares so withheld.

7.   LIMIT ON GRANT

   The aggregate fair market value, as determined by the Committee, of the shares of Common Stock with respect to which this Option is exercisable for the first time by Employee during any calendar year shall not exceed the difference between (a) One Hundred Thousand Dollars ($100,000) and (b) the sum of the fair market value, as determined by the Committee, as of the time the options, if any, were granted, of the shares of Common Stock covered by this Option and all other incentive stock options granted to Employee under the Plan and all other incentive stock option plans of the Company and which are exercisable for the first time by the Employee during such calendar year. If the aggregate fair market value of the shares with respect to which this Option first becomes exercisable in any calendar year exceeds such $100,000 limitation, the portion of this Option which is in excess of the $100,000 limitation shall be treated as a Non-qualified Option pursuant to Section 422(d)(1) of the Code. This Section is intended to comply with the provisions of Section 422 of the Code and shall be interpreted so as to comply with the provisions of such Section of the Code. Nothing in this Section shall obligate the Company, to grant options or any additional options to Employee under this Plan or any other stock option plan here or hereafter adopted by the Company.

8.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option, and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive; provided that this Option shall not be adjusted in a manner that causes the Option to fail to continue to qualify as an incentive stock option within the meaning of Section 422 of the Code.

9.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of this Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided, however, that if the unexercised portion of this Option would be cancelled in accordance with the foregoing, Employee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part without regard to any installment exercise provisions in this Agreement. If the Option or portion thereof originally designated as an Incentive Option would cease to qualify as an incentive stock option under Section 422 of the Code as a result of the exercise of the Option in accordance with the preceding sentence, then the Option or portion thereof shall be redesignated as a non-qualified stock option. The Company shall give Employee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary, (i) any exercise of the Option effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

10.   SECURITIES COMPLIANCE

   Should the Company at any time determine that the listing, registration, qualification, or exemption of the shares covered by this Option is required on any securities exchange or under any state or federal law, or should the Company determine that the notification, consent, or approval of any governmental regulatory authority is necessary or desirable as a condition to the exercise of this Option, then this Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, notification, consent, or approval shall have been effected, obtained, or given, free of any conditions not acceptable to the Company.

11.   METHOD OF EXERCISE

   The Option granted pursuant to this Agreement shall be exercised by delivery to a designated representative of the Committee administering the Plan, a written notice specifying (a) the number of shares which Employee (or his personal representative) then desires to purchase, (b) the name or names in which Employee desires to have the shares issued, and (c) that the options being exercised are incentive stock options granted pursuant to this Agreement. Employee may designate in the notice of exercise that some or all of the shares to be issued upon such exercise shall be issued in the name of Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, Employee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Employee may not designate in the notice of exercise that any of the shares shall be issued to Employee's ex-spouse unless such issuance is to be made incident to Employee's divorce within the meaning of Section 1041 of the Code. Said notice shall be accompanied by full payment of the aggregate purchase price for the shares being acquired. The Company shall, as soon as practicable thereafter, issue and deliver to Employee the necessary certificate or certificates evidencing the number of shares purchased (excluding any fractional shares) in the name of Employee and/or such other person(s) as Employee has properly designated in the notice of exercise. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Employee, or Employee's personal representative if Employee has died or become permanently disabled prior to the delivery of the shares. Employee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Employee, or Employee's personal representative, who is designated in the notice of exercise. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Employee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Employee at the time of the delivery of the notice of exercise.

12.   NON-TRANSFERABILITY

   Options granted pursuant to this Agreement are not transferable by Employee other than by will or by the laws of descent and distribution. Said options are exercisable during Employee's lifetime only by Employee (or Employee's legal representative). Any attempt by Employee to assign or transfer the options granted herein other than as provided in this paragraph shall be null and void. If Employee designates in the written notice of exercise any person other than Employee, or Employee's personal representative, to whom stock certificates should be issued upon such exercise, the Company may require, as a condition to such exercise, that Employee and the other persons designated in the notice of exercise represent and warrant to the Company that Employee has neither transferred or assigned, nor attempted to transfer or assign, all or any portion of this Option prior to Employee's delivery of the notice of exercise, payment of the exercise price, and performance of the other conditions required to be performed by Employee in connection with such exercise of this Option and that such other persons are either Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, or Employee's ex-spouse and the issuance to such person is being made incident to Employee's divorce.

13.   NO SHAREHOLDER RIGHTS

   Employee shall not be deemed to be a shareholder of the Company with respect to the shares covered by the options granted herein unless and until such shares shall have been issued to Employee upon exercise of said options and the exercise price therefor has been paid for in full.

14.   INTERPRETATION

   This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Committee administering the Plan shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder. Said Committee's action shall be final and conclusive upon all persons affected thereby. All references in this Plan to Employee shall mean and include Employee's personal representative if Employee has died or become permanently disabled prior to the time in question.

15.   AMENDMENT

   The Board of Directors of the Company shall have such power to amend or terminate the Plan as is specified in the Plan. Such amendment or termination shall not, however, affect any options then outstanding hereunder.

16.   SUCCESSORS

   This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

17.   SUBSIDIARIES

   The term "Company" as used herein shall include Santa Barbara Bancorp and any of its subsidiaries.

18.   TAX MATTERS

   Employee understands that the grant and exercise of the Option under this Agreement will have tax and legal consequences to Employee and that the Company is not making any representation to Employee and is not advising Employee as to the tax or other legal consequences of the grant or exercise of this Option or of any other action taken or to be taken by Employee under this Agreement or with respect to the Option. Employee shall be solely responsible for determining such tax and legal consequences to Employee and for obtaining such advice as Employee deems appropriate.

         EMPLOYEE ACKNOWLEDGES THAT IT IS EMPLOYEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO EMPLOYEE OF THIS AGREEMENT AND EMPLOYEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, EMPLOYEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF EMPLOYEE REQUESTS THE COMPANY TO DO SO.

19.   SPOUSAL CONSENT

   If Employee is married or otherwise deemed to have a spouse for purposes of California law, Employee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option by Employee. Notwithstanding anything in this Agreement to the contrary, if Employee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Employee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Employee any shares covered by the Option until Employee delivers to the Company a duly executed Spousal Consent form.

20.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement.

21.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

22.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

23.   INCORPORATION OF EXHIBITS

   Each and all of the Exhibits to this Agreement are, by this reference, incorporated herein to the same extent as if they were set forth in full herein.




                        [Signatures appear on next page]











   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________

Its:__________________________


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"EMPLOYEE":


------------------------------
Signature of Employee

------------------------------
Name of Employee


Address of Employee





                        Vesting; Restrictions on Transfer


   Set forth below are the terms on which the Option shall vest and the restrictions on transfer, if any, that are applicable to the shares of Common Stock and other securities issued upon exercise of this Option. The provisions that are applicable to this Option are those that are initialed by the Company and Employee. In the event that either (a) the Company and Employee do not initial a subsection under either Section 1 or Section 2 of this Exhibit or (b) the Company and Employee initial more than one subsection in either Section 1 or
Section 2, then Section 1.1 and Section 2.1 shall apply for all purposes under this Agreement.

1.   Vesting

   1.1 Five-Year Vesting. The Option shall "vest" and become exercisable in equal annual installments over a period of five (5) years. Specifically, Employee shall become entitled to purchase an additional 20% of the total number of option shares specified in Section 1 of the Agreement (on a cumulative basis) during each one-year period following the date of the Agreement. Thus, during the first year following the date of the Agreement, Employee shall be entitled to exercise this Option to purchase 20% of the total number of option shares; 40% during the second year; 60% during the third year; 80% during the fourth year; and 100% during the fifth year.



      Company initial      Employee initial

   1.2 Other Vesting. The Option shall "vest" and become exercisable in equal
      installments over a period of       (   ) years.



      Company initial      Employee initial

2.   Restriction on Transfer.

   2.1 Five-Year Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Committee, for a period of five (5) years following the date this Agreement and two (2) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later. The foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option, or to Employee's election to satisfy his tax withholding obligation, if any, with respect to any exercise of this Option through shares which otherwise would be issued as a result of the exercise. Appropriate legends shall be placed on any certificates evidencing any shares issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.



      Company initial      Employee initial

     2.2 Other Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Committee, for a period of ( ) years following the date of this Agreement and ( ) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later. The foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option, or to Employee's election to satisfy his tax withholding obligation, if any, with respect to any exercise of this Option through shares which otherwise would be issued as a result of the exercise. Appropriate legends shall be placed on any certificates evidencing any shares issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.


      Company initial      Employee initial

   2.3 No Restriction. The shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of at any time without the prior written approval of the Committee.



      Company initial      Employee initial



                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Restricted Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the Shares that may be issued upon exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such Shares and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the Shares, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                                              , spouse of

Exhibit 10.1.1.2


                              SANTA BARBARA BANCORP

                        RESTRICTED STOCK OPTION AGREEMENT

                      (Nonstatutory Stock Option - 5 Year)


   THIS AGREEMENT ("Agreement") is entered into this       day of
              , 19     , between SANTA BARBARA BANCORP ("the Company") and
                                    , ("Employee").

                                    RECITALS

   WHEREAS, the Company has duly adopted a Restricted Stock Option Plan, (the "Plan"), which was adopted by the Board of Directors of the Company on January 29, 1992, and approved by the shareholders of the Company on April 28, 1992; and

   WHEREAS, the Plan provides for the issuance of non-statutory stock options (options which do not qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code); and

   WHEREAS, Employee has been designated by the Committee which administers the Plan as the recipient of a Nonstatutory Stock Option (the "Option") under the Plan.

                                    AGREEMENT

   NOW, THEREFORE:

1.   GRANT

   The Company hereby grants to Employee the option to purchase an aggregate of shares of the Company's Common Stock at a price of $ per share, (which price the Company has determined to be 100% of the fair market value of the shares at the time of grant).

2.   OPTION PERIOD

   The period during which the option granted hereby may be exercised (hereinafter called the "Option Period") shall commence after the expiration of six (6) months following the date hereof and shall terminate five (5) years from the date hereof, subject to the provisions governing earlier termination in
Section 5, below.

3.   EXERCISE

   3.1 Vesting. The Option shall "vest" and become exercisable in accordance with the provisions of Section 1 of Exhibit A attached hereto.

   3.2 Option Exercise Price. The option price must be paid (a) in cash or check or (b) by the tender of other Shares of Common Stock owned by the Employee, having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option is intended to be exercised, or (c) any combination of such methods of payment.

   3.3 Stock-for-Stock Exercises. In the event that the option price is paid, whether in whole or in part, through the tender, whether through surrender or attestation, of shares of Common Stock of the Company already owned by the Employee, then this Option must be exercised for a minimum of at least 100 shares, or the total number of shares remaining subject to the Option, if less than 100 shares.

   3.4 Periodic Exercise. The Option may be exercised by Employee with respect to some or all of the shares of Common Stock and other securities covered by the Option at any time and from time to time on or after the date on which the Option becomes exercisable with respect to such shares; provided that the Option may not be exercised at any one time with respect to less that one hundred (100) shares of Common Stock unless the number of shares with respect to which the Option is exercised is the total number of shares with respect to which the Option is exercisable at that time.

4.   RESTRICTION ON TRANSFER OF STOCK ISSUED

   Any and all shares of Common Stock and other securities, if any, issued pursuant to this Agreement shall be subject to the restrictions on transfer, if any, set forth in Section 2 of Exhibit A attached hereto.

5.   EXPIRATION

   This Option shall expire upon the occurrence of the following events:

   5.1 Thirty (30) days following termination of employment, other than as a result of the Employee's retirement, death or disability;

   5.2 Immediately upon retirement of Employee in accordance with the Company's retirement policy; provided, however, that Employee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the options evidenced by this Agreement are granted) exercise the option as to those shares with respect to which installments, if any, had accrued and were exercisable as of the date on which Employee retired; and

   5.3 Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of Employee while in the employ of the Company (but in no event beyond the period of time for which the options evidenced by this Agreement are granted). During such twelve-month period, Employee (or his personal representative) or the persons to whom the Employee's rights under this Agreement shall have passed by will or by the applicable laws of descent and distribution, shall have the right to exercise the Option evidenced by this Agreement to the extent that installments, if any, had accrued and were exercisable as of the date of Employee's death or disability.

6.    TAX WITHHOLDING

   To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from amounts otherwise to be paid to the Employee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Employee, withholding may be made in shares of the Common Stock of the Company which would otherwise be issued as a result of the exercise. If withholding is made in shares of the Company's stock, the Company shall grant a Reload Option(s), in accordance with the terms and conditions specified in the Plan, for the number of shares so withheld.

7.   NO LIMIT ON GRANT

   The options evidenced by this Agreement are nonstatutory or non-qualified stock options and not incentive stock options as defined in Section 422 of the Internal Revenue Code (the "Code"). As nonstatutory stock options issued pursuant to the Plan, they are not subject to any limitations as to the aggregate fair market value of the stock subject to such options and, specifically, shall not be subject to the $100,000 limitation specified in
Section 422(b)(7) of the Code.

8.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option, and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive.

9.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of this Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided, however, that if the unexercised portion of this Option would be cancelled in accordance with the foregoing, Employee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part without regard to any installment exercise provisions in this Agreement. The Company shall give Employee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary,
(i) any exercise of the Option effected during the foregoing 10- day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

10.   SECURITIES COMPLIANCE

   Should the Company at any time determine that the listing, registration, qualification, or exemption of the shares covered by this Option is required on any securities exchange or under any state or federal law, or should the Company determine that the notification, consent, or approval of any governmental regulatory authority is necessary or desirable as a condition to the exercise of this Option, then this Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, notification, consent, or approval shall have been effected, obtained, or given, free of any conditions not acceptable to the Company.

11.   METHOD OF EXERCISE

   11.1 Exercise Procedure. The Option shall be exercised by Employee's delivery to the Company of a written notice specifying the number of shares which Employee then desires to purchase, accompanied by full payment of the aggregate exercise price thereof and, if appropriate, an executed Spousal Consent. As soon as practicable after its receipt of the notice of exercise and payment of the exercise price, the Company shall issue and deliver to Employee one or more certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of Employee and/or such other person(s) as Employee has properly designated in the notice of exercise.

   11.2 Name of Issuee. Employee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued on such exercise shall be issued in the name of Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, Employee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Employee may not designate in the notice of exercise that any of the shares of Common Stock and other securities issuable on exercise of the Option shall be issued to Employee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act or the rules thereunder. The Company may rely on a representation of Employee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of the Option and the compliance of such exercise with the terms of the Plan and this Agreement. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Employee, or Employee's personal representative if Employee has died or become permanently disabled prior to the delivery of the shares. Employee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Employee, or Employee's personal representative, who is designated in the notice of exercise.

   11.3 Transfer Taxes. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Employee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Employee at the time of the delivery of the notice of exercise.

12.   TRANSFERABILITY OF OPTIONS

   12.1 Restriction on Transfer. Except as specifically set forth in Section
12.2 hereof, Employee may not sell, pledge, assign, hypothecate, transfer, or otherwise dispose of all or any portion of the Option other than by will or the laws of descent and distribution.

   12.2 Limited Transferability. Notwithstanding anything in Section 12.1 hereof to the contrary, Employee may transfer all or a portion of the Option in accordance with the provisions of this Section 12.2. Any purported transfer of all or any portion of the Option that does not comply with all of the provisions of this Section 12.2 shall be null and void ab initio.

      12.2.1 Permitted Transferees. All or any portion of the Option may be transferred or assigned by Employee only to one or more of the following: (a) Employee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by Employee and with respect to which all beneficial interests are held by one or more of Employee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company in which all voting and equity interests are held by one or more of Employee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from Employee. The Company may require as a condition to any transfer under this Section 12.2 that the proposed transferee provide to the Company reasonable evidence that the transferee is described in one of the foregoing clauses.

      12.2.2 Permitted Transfers. Any transfer of all or any portion of the Option under this Section 12.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
12.2.1 above, in which the Employee does not receive any consideration other than the Employee's interest in such partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Employee.

      12.2.3 Minimum Transfer. Any transfer of a portion of the Option must be with respect to not less than one hundred (100) shares of Common Stock and may be made only in whole number multiples of one hundred (100) shares of Common Stock.

      12.2.4 Notice to the Company. Employee shall give the Company at least ten
(10) days prior written notice of any proposed transfer or assignment of all or any portion of the Option pursuant to this Section 12.2 and shall include with such notice:

         A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 12.2.1 hereof; and

         B. The proposed transferee's written agreement to accept the transferred Option and any shares of Common Stock acquired on exercise of the Option subject to all of the terms and conditions of the Plan and this Agreement, including the provisions dealing with the termination of the Option on the death or disability of Employee or the termination of Employee's status as an employee of the Company.

      12.2.5 No Further Transfer. Notwithstanding anything in the Plan or this Agreement to the contrary, a transferee of all or any portion of the Option shall not have the right to further transfer all or any portion of the transferred Option to any person or entity other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

      12.2.6 Further Acts. The Company may require as a condition to the transfer of all or any portion of the Option such additional information and agreements from Employee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

      12.2.7 Withholding on Exercise of Transferred Option. Employee acknowledges and agrees that, if Employee transfers all or any portion of the Option pursuant to this Section 12.2 and the transferee exercises the Option, such exercise may be subject to income tax withholding and Employee will be obligated to satisfy such income tax withholding obligation to the same extent as if Employee had retained and exercised the Option. Employee shall be solely responsible for determining the tax and legal consequences of Employee's transfer of all or any portion of the Option and of the transferee's exercise of the Option, and for obtaining such tax and legal advice as Employee deems appropriate.

      12.2.8 Disclaimer. The Company's acceptance of any transfer of all or any portion of the Option shall not be considered legal or tax advice to Employee or the proposed transferee as to (a) their compliance with any applicable law, rule or regulation or (b) the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option. The Company's acceptance of any transfer of all or any portion of the Option shall not obligate the Company to accept any subsequent transfer of all or any portion of the Option.

13.    NO SHAREHOLDER RIGHTS

   Employee shall not be deemed to be a shareholder of the Company with respect to the shares issuable upon exercise of the options granted herein unless and until such shares shall have been issued to Employee upon exercise of said options and the exercise price therefor has been paid for in full.

14.   INTERPRETATION

   This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Committee administering the Plan shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder. Said Committee's action shall be final and conclusive upon all persons affected thereby. All references in this Plan to Employee shall mean and include Employee's personal representative if Employee has died or become permanently disabled prior to the time in question.

15.   AMENDMENT

   The Board of Directors of the Company shall have such power to amend or terminate the Plan as is specified in the Plan. Such amendment or termination shall not, however, affect any options then outstanding hereunder.

16.   SUCCESSORS

   This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

17.   SUBSIDIARIES

   The term "Company" as used herein shall include Santa Barbara Bancorp and any of its subsidiaries.

18.   TAX MATTERS

   Employee understands that the grant and exercise of the Option under this Agreement will have tax and legal consequences to Employee and that the Company is not making any representation to Employee and is not advising Employee as to the tax or other legal consequences of the grant or exercise of this Option or of any other action taken or to be taken by Employee under this Agreement or with respect to the Option. Employee shall be solely responsible for determining such tax and legal consequences to Employee and for obtaining such advice as Employee deems appropriate.

         EMPLOYEE ACKNOWLEDGES THAT IT IS EMPLOYEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO EMPLOYEE OF THIS AGREEMENT AND EMPLOYEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, EMPLOYEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF EMPLOYEE REQUESTS THE COMPANY TO DO SO.

19.   SPOUSAL CONSENT

   If Employee is married or otherwise deemed to have a spouse for purposes of California law, Employee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option by Employee. Notwithstanding anything in this Agreement to the contrary, if Employee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Employee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Employee any shares covered by the Option until Employee delivers to the Company a duly executed Spousal Consent form.

20.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement.

21.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

22.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

23.   INCORPORATION OF EXHIBITS

   Each and all of the Exhibits to this Agreement are, by this reference, incorporated herein to the same extent as if they were set forth in full herein.

   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________

Its:__________________________


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:

"EMPLOYEE":


------------------------------
Signature of Employee

------------------------------
Name of Employee


Address of Employee





                                    Exhibit A

                        Vesting; Restrictions on Transfer


   Set forth below are the terms on which the Option shall vest and the restrictions on transfer, if any, that are applicable to the shares of Common Stock and other securities issued upon exercise of this Option. The provisions that are applicable to this Option are those that are initialed by the Company and Employee. In the event that either (a) the Company and Employee do not initial a subsection under either Section 1 or Section 2 of this Exhibit or (b) the Company and Employee initial more than one subsection in either Section 1 or
Section 2, then Section 1.1 and Section 2.1 shall apply for all purposes under this Agreement.

1.   Vesting

   1.1 Five-Year Vesting. The Option shall "vest" and become exercisable in equal annual installments over a period of five (5) years. Specifically, Employee shall become entitled to purchase an additional 20% of the total number of option shares specified in Section 1 of the Agreement (on a cumulative basis) during each one-year period following the date of the Agreement. Thus, during the first year following the date of the Agreement, Employee shall be entitled to exercise this Option to purchase 20% of the total number of option shares; 40% during the second year; 60% during the third year; 80% during the fourth year; and 100% during the fifth year.



      Company initial      Employee initial

   1.2   Other Vesting.   The Option shall "vest" and become exercisable in
    equal installments over a period of      (   ) years.



      Company initial      Employee initial

2.   Restriction on Transfer.

   2.1 Five-Year Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of five (5) years following the date this Agreement and two (2) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of this Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of
Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.



      Company initial      Employee initial



   2.2 Other Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of ( ) years following the date this Agreement and ( ) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of the Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.


      Company initial      Employee initial

   2.3 No Restriction. The shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of at any time without the prior written approval of the Committee.


      Company initial      Employee initial

   2.4 Exempt Transfers. Notwithstanding the foregoing, Employee may transfer shares of Common Stock or other securities acquired on exercise of the Option to a person described in Section 12.2.1 hereof only if all of the following conditions are satisfied: (i) the transfer is a permitted transfer under Section
12.2.1 hereof; (ii) Employee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 12.2.1 hereof; (iii) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of the Plan and this Agreement, including the provisions of this Exhibit; and (iv) the transfer is of a whole number multiple of one hundred (100) shares.

   2.5 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of the Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.




                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Restricted Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the Shares that may be issued upon exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such Shares and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the Shares, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                          ____________________, spouse of

Exhibit 10.1.1.3



                              SANTA BARBARA BANCORP

                        RESTRICTED STOCK OPTION AGREEMENT

                      (Nonstatutory Stock Option - 10 Year)


   THIS AGREEMENT ("Agreement") is entered into this       day of
            , 19     , between SANTA BARBARA BANCORP ("the Company") and
                                    , ("Employee").

                                    RECITALS

   WHEREAS, the Company has duly adopted a Restricted Stock Option Plan, (the "Plan"), which was adopted by the Board of Directors of the Company on January 29, 1992, and approved by the shareholders of the Company on April 28, 1992; and

   WHEREAS, the Plan provides for the issuance of non-statutory stock options (options which do not qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")); and

   WHEREAS, Employee has been designated by the Committee which administers the Plan as the recipient of a Nonstatutory Stock Option (the "Option") under the Plan.

                                    AGREEMENT

   NOW, THEREFORE:

1.   GRANT

   The Company hereby grants to Employee the option to purchase an aggregate of ________ shares of the Company's Common Stock at a price of _$ per share, (which price the Company has determined to be 100% of the fair market value of the shares at the time of grant).

2.   OPTION PERIOD

   The period during which the option granted hereby may be exercised (hereinafter called the "Option Period") shall commence after the expiration of six (6) months following the date hereof and shall terminate ten (10) years from the date hereof, subject to the provisions governing earlier termination in
Section 5, below.

3.   EXERCISE

   3.1 Vesting. The Option shall "vest" and become exercisable in accordance with the provisions of Section 1 of Exhibit A attached hereto.

   3.2 Option Exercise Price. The option price must be paid (a) in cash or check or (b) by the tender of other Shares of Common Stock owned by the Employee, having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option is intended to be exercised, or (c) any combination of such methods of payment.

   3.3 Stock-for-Stock Exercises. In the event that the option price is paid, whether in whole or in part, through the tender, whether through surrender or attestation, of shares of Common Stock of the Company already owned by the Employee, then this Option must be exercised for a minimum of at least 100 shares, or the total number of shares remaining subject to the Option, if less than 100 shares.

   3.4 Periodic Exercise. The Option may be exercised by Employee with respect to some or all of the shares of Common Stock and other securities covered by the option at any time and from time to time on or after the date on which the Option becomes exercisable with respect to such shares; provided that the Option may not be exercised at any one time with respect to less that one hundred (100) shares of Common Stock unless the number of shares with respect to which the Option is exercised is the total number of shares with respect to which the Option is exercisable at that time.

4.   RESTRICTION ON TRANSFER OF STOCK ISSUED

   Any and all shares of stock and other securities, if any, issued pursuant to this Agreement shall be subject to the restrictions on transfer, if any, set forth in Section 2 of Exhibit A attached hereto.

5.   EXPIRATION

   This Option shall expire upon the occurrence of the following events:

   5.1 Thirty (30) days following termination of employment, other than as a result of the Employee's retirement, death or disability;

   5.2 Immediately upon retirement of Employee in accordance with the Company's retirement policy; provided, however, that Employee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the options evidenced by this Agreement are granted) exercise the option as to those shares with respect to which installments, if any, had accrued and were exercisable as of the date on which Employee retired; and

   5.3 Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of Employee while in the employ of the Company (but in no event beyond the period of time for which the options evidenced by this Agreement are granted). During such twelve-month period, Employee (or his personal representative) or the persons to whom the Employee's rights under this Agreement shall have passed by will or by the applicable laws of descent and distribution, shall have the right to exercise the Option evidenced by this Agreement to the extent that installments, if any, had accrued and were exercisable as of the date of Employee's death or disability.

6.    TAX WITHHOLDING

   To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from amounts otherwise to be paid to the Employee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Employee, withholding may be made in shares of the Common Stock of the Company which would otherwise be issued as a result of the exercise. If withholding is made in shares of the Company's stock, the Company shall grant a Reload Option(s), in accordance with the terms and conditions specified in the Plan, for the number of shares so withheld.

7.   NO LIMIT ON GRANT

   The options evidenced by this Agreement are nonstatutory or non-qualified stock options and not incentive stock options as defined in Section 422 of the Internal Revenue Code (the "Code"). As nonstatutory stock options issued pursuant to the Plan, they are not subject to any limitations as to the aggregate fair market value of the stock subject to such options and, specifically, shall not be subject to the $100,000 limitation specified in
Section 422(b)(7) of the Code.

8.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option, and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive.

9.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of this Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided, however, that if the unexercised portion of this Option would be cancelled in accordance with the foregoing, Employee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part without regard to any installment exercise provisions in this Agreement. The Company shall give Employee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary,
(i) any exercise of the Option effected during the foregoing 10- day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

10.   SECURITIES COMPLIANCE

   Should the Company at any time determine that the listing, registration, qualification, or exemption of the shares covered by this Option is required on any securities exchange or under any state or federal law, or should the Company determine that the notification, consent, or approval of any governmental regulatory authority is necessary or desirable as a condition to the exercise of this Option, then this Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, notification, consent, or approval shall have been effected, obtained, or given, free of any conditions not acceptable to the Company.

11.   METHOD OF EXERCISE

   11.1 Exercise Procedure. The Option shall be exercised by Employee's delivery to the Company of a written notice specifying the number of shares which Employee then desires to purchase, accompanied by full payment of the aggregate exercise price thereof and, if appropriate, an executed Spousal Consent. As soon as practicable after its receipt of the notice of exercise and payment of the exercise price, the Company shall issue and deliver to Employee one or more certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of Employee and/or such other person(s) as Employee has properly designated in the notice of exercise.

   11.2 Name of Issuee. Employee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued on such exercise shall be issued in the name of Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, Employee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Employee may not designate in the notice of exercise that any of the shares of Common Stock and other securities issuable on exercise of the Option shall be issued to Employee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act or the rules thereunder. The Company may rely on a representation of Employee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of the Option and the compliance of such exercise with the terms of the Plan and this Agreement. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Employee, or Employee's personal representative if Employee has died or become permanently disabled prior to the delivery of the shares. Employee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Employee, or Employee's personal representative, who is designated in the notice of exercise.

   11.3 Transfer Taxes. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Employee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Employee at the time of the delivery of the notice of exercise.

12.   TRANSFERABILITY OF OPTIONS

   12.1 Restriction on Transfer. Except as specifically set forth in Section
12.2 hereof, Employee may not sell, pledge, assign, hypothecate, transfer, or otherwise dispose of all or any portion of the Option other than by will or the laws of descent and distribution.

   12.2 Limited Transferability. Notwithstanding anything in Section 12.1 hereof to the contrary, Employee may transfer all or a portion of the Option in accordance with the provisions of this Section 12.2 . Any purported transfer of all or any portion of the Option that does not comply with all of the provisions of this Section 12.2 shall be null and void ab initio.

   12.2.1 Permitted Transferees. All or any portion of the Option may be transferred or assigned by Employee only to one or more of the following: (a) Employee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by Employee and with respect to which all beneficial interests are held by one or more of Employee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company in which all voting and equity interests are held by one or more of Employee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from Employee. The Company may require as a condition to any transfer under this Section 12.2 that the proposed transferee provide to the Company reasonable evidence that the transferee is described in one of the foregoing clauses.

      12.2.2 Permitted Transfers. Any transfer of all or any portion of the Option under this Section 12.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
12.2.1 above, in which the Employee does not receive any consideration other than the Employee's interest in such partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Employee.

   12.2.3 Minimum Transfer. Any transfer of a portion of the Option must be with respect to not less than one hundred (100) shares of Common Stock and may be made only in whole number multiples of one hundred (100) shares of Common Stock.

      12.2.4 Notice to the Company. Employee shall give the Company at least ten
(10) days prior written notice of any proposed transfer or assignment of all or any portion of the Option pursuant to this Section 12.2 and shall include with such notice:

         A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 12.2.1 hereof; and

      B. The proposed transferee's written agreement to accept the transferred Option and any shares of Common Stock acquired on exercise of the Option subject to all of the terms and conditions of the Plan and this Agreement, including the provisions dealing with the termination of the Option on the death or disability of Employee or the termination of Employee's status as an employee of the Company.

      12.2.5 No Further Transfer. Notwithstanding anything in the Plan or this Agreement to the contrary, a transferee of all or any portion of the Option shall not have the right to further transfer all or any portion of the transferred Option to any person or entity other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

      12.2.6 Further Acts. The Company may require as a condition to the transfer of all or any portion of the Option such additional information and agreements from Employee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

      12.2.7 Withholding on Exercise of Transferred Option. Employee acknowledges and agrees that, if Employee transfers all or any portion of the Option pursuant to this Section 12.2 and the transferee exercises the Option, such exercise may be subject to income tax withholding and Employee will be obligated to satisfy such income tax withholding obligation to the same extent as if Employee had retained and exercised the Option. Employee shall be solely responsible for determining the tax and legal consequences of Employee's transfer of all or any portion of the Option and of the transferee's exercise of the Option, and for obtaining such tax and legal advice as Employee deems appropriate.

   12.2.8 Disclaimer. The Company's acceptance of any transfer of all or any portion of the Option shall not be considered legal or tax advice to Employee or the proposed transferee as to (a) their compliance with any applicable law, rule or regulation or (b) the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option. The Company's acceptance of any transfer of all or any portion of the Option shall not obligate the Company to accept any subsequent transfer of all or any portion of the Option.

13.    NO SHAREHOLDER RIGHTS

   Employee shall not be deemed to be a shareholder of the Company with respect to the shares issuable upon exercise of the options granted herein unless and until such shares shall have been issued to Employee upon exercise of said options and the exercise price therefore has been paid for in full.

14.   INTERPRETATION

   This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Committee administering the Plan shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder. Said Committee's action shall be final and conclusive upon all persons affected thereby. All references in this Plan to Employee shall mean and include Employee's personal representative if Employee has died or become permanently disabled prior to the time in question.

15.   AMENDMENT

   The Board of Directors of the Company shall have such power to amend or terminate the Plan as is specified in the Plan. Such amendment or termination shall not, however, affect any options then outstanding hereunder.

16.   SUCCESSORS

   This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.



17.   SUBSIDIARIES

   The term "Company" as used herein shall include Santa Barbara Bancorp and any of its subsidiaries.

18.   TAX MATTERS

   Employee understands that the grant and exercise of the Option under this Agreement will have tax and legal consequences to Employee and that the Company is not making any representation to Employee and is not advising Employee as to the tax or other legal consequences of the grant or exercise of this Option or of any other action taken or to be taken by Employee under this Agreement or with respect to the Option. Employee shall be solely responsible for determining such tax and legal consequences to Employee and for obtaining such advice as Employee deems appropriate.

         EMPLOYEE ACKNOWLEDGES THAT IT IS EMPLOYEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO EMPLOYEE OF THIS AGREEMENT AND EMPLOYEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, EMPLOYEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF EMPLOYEE REQUESTS THE COMPANY TO DO SO.

19.   SPOUSAL CONSENT

   If Employee is married or otherwise deemed to have a spouse for purposes of California law, Employee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option by Employee. Notwithstanding anything in this Agreement to the contrary, if Employee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Employee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Employee any shares covered by the Option until Employee delivers to the Company a duly executed Spousal Consent form.

20.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement.

21.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

22.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

23.   INCORPORATION OF EXHIBITS

   Each and all of the Exhibits to this Agreement are, by this reference, incorporated herein to the same extent as if they were set forth in full herein.

   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________

Its:__________________________


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"EMPLOYEE":


------------------------------
Signature of Employee

------------------------------
Name of Employee


Address of Employee





                                    Exhibit A

                        Vesting; Restrictions on Transfer


   Set forth below are the terms on which the Option shall vest and the restrictions on transfer, if any, that are applicable to the shares of Common Stock and other securities issued upon exercise of this Option. The provisions that are applicable to this Option are those that are initialed by the Company and Employee. In the event that either (a) the Company and Employee do not initial a subsection under either Section 1 or Section 2 of this Exhibit or (b) the Company and Employee initial more than one subsection in either Section 1 or
Section 2, then Section 1.1 and Section 2.1 shall apply for all purposes under this Agreement.

1.   Vesting

   1.1 Five-Year Vesting. The Option shall "vest" and become exercisable in equal annual installments over a period of five (5) years. Specifically, Employee shall become entitled to purchase an additional 20% of the total number of option shares specified in Section 1 of the Agreement (on a cumulative basis) during each one-year period following the date of the Agreement. Thus, during the first year following the date of the Agreement, Employee shall be entitled to exercise this Option to purchase 20% of the total number of option shares; 40% during the second year; 60% during the third year; 80% during the fourth year; and 100% during the fifth year.



      Company initial      Employee initial

   1.2   Other Vesting.   The Option shall "vest" and become exercisable in
equal ____________installments over a period of____________(    ) years.



      Company initial      Employee initial


2.   Restriction on Transfer.

   2.1 Five-Year Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of five (5) years following the date this Agreement and two (2) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of this Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of
Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.



      Company initial      Employee initial


   2.2 Other Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of ( ) years following the date this Agreement and ( ) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of the Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.


      Company initial      Employee initial

   2.3 No Restriction. The shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of at any time without the prior written approval of the Committee.


      Company initial      Employee initial

   2.4 Exempt Transfers. Notwithstanding the foregoing, Employee may transfer shares of Common Stock or other securities acquired on exercise of the Option to a person described in Section 12.2.1 hereof only if all of the following conditions are satisfied: (i) the transfer is a permitted transfer under Section
12.2.1 hereof; (ii) Employee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 12.2.1 hereof; (iii) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of the Plan and this Agreement, including the provisions of this Exhibit; and (iv) the transfer is of a whole number multiple of one hundred (100) shares.

   2.5 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of the Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.


                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Restricted Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the Shares that may be issued upon exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such Shares and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the Shares, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                          ____________________, spouse of

Exhibit 10.1.1.4


                              SANTA BARBARA BANCORP

                        RESTRICTED STOCK OPTION AGREEMENT

                            (INCENTIVE RELOAD OPTION)


   THIS AGREEMENT ("Agreement") is entered into this       day of            ,
19   , between SANTA BARBARA BANCORP (the "Company") and
         , ("Employee").

                                    RECITALS

   WHEREAS, the Company has duly adopted a Restricted Stock Option Plan, (the "Plan"), which was adopted by the Board of Directors of the Company on January 29, 1992, and approved by the shareholders of the Company on April 28, 1992; and

   WHEREAS, the Plan provides for the issuance of incentive stock options (that is, options which qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code)); and

   WHEREAS, Employee has exercised an option previously granted under the Plan (the "Original Option") through the tender of shares of the Common Stock of the Company previously held by the Employee, and the Employee is therefore entitled under the Plan to an award and grant of this Reload Option, which shall be an incentive stock option under the Plan.

                                    AGREEMENT

   NOW, THEREFORE:

1.   GRANT

   The Company hereby grants to Employee the option to purchase an aggregate of
           shares of the Company's Common Stock at a price of $         per
share, (which price the Company has determined to be 100% of the fair market value at the time of grant).

2.   OPTION PERIOD

   The period during which the option granted hereby may be exercised (hereinafter called the "Option Period") shall commence after the expiration of six (6) months following the date hereof and shall terminate five (5) years following the date hereof (namely, on , 19 ), subject to the provisions governing earlier termination set forth in Section 5, below.

3.   EXERCISE

   3.1 Vesting. The Option shall "vest" and become exercisable in accordance with the provisions of Section 1 of Exhibit A attached hereto.

   3.2 Option Exercise Price. The option price must be paid (a) in cash or check or (b) by the tender of other Shares of Common Stock owned by the Employee, having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option is intended to be exercised, or (c) any combination of such methods of payment.

   3.3 Stock-for-Stock Exercises. In the event that the option price is paid, whether in whole or in part, through the tender of shares of Common Stock of the Company already owned by the Employee, then this Option must be exercised for a minimum of at least 100 shares, or the total number of shares remaining subject to the Option, if less than 100 shares.

   3.4 Periodic Exercise. The Option may be exercised by Employee with respect to some or all of the shares of Common Stock and other securities covered by the Option at any time and from time to time on or after the date on which the Option becomes exercisable with respect to such shares; provided that the Option may not be exercised at any one time with respect to less that one hundred (100) shares of Common Stock unless the number of shares with respect to which the Option is exercised is the total number of shares with respect to which the Option is exercisable at that time.

4.   RESTRICTION ON TRANSFER OF STOCK ISSUED

   Any and all shares of Common Stock and other securities, if any, issued pursuant to this Agreement shall be subject to the restrictions on transfer, if any, set forth in Section 2 of Exhibit A attached hereto. Any restriction on transfer set forth in Exhibit A attached hereto shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option. Appropriate legends shall be placed on any certificates evidencing any shares of Common Stock or other securities issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.

5.   EXPIRATION

   This Option shall expire and terminate upon the occurrence of the following events:

   5.1 Thirty (30) days following termination of employment, other than as a result of the Employee's retirement, death or disability;

   5.2 Immediately upon retirement of Employee in accordance with the Company's retirement policy; provided, however, that Employee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the options evidenced by this Agreement are granted) exercise the option as to those shares with respect to which installments, if any, had accrued and were exercisable as of the date on which Employee retired;

   5.3 Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of Employee while in the employ of the Company (but in no event beyond the period of time for which the options evidenced by this Agreement are granted). During such twelve-month period, Employee (or his personal representative) or the persons to whom the Employee's rights under this Agreement shall have passed by will or by the applicable laws of descent and distribution, shall have the right to exercise the Option evidenced by this Agreement to the extent that installments, if any, had accrued and were exercisable as of the date of Employee's death or disability; and

   5.4 If the shares of Common Stock of the Company which are issued upon exercise of the Original Option (which gave rise to the issuance of this Reload Option) are sold within one (1) year following the exercise of the Original Option; provided that, for purposes of this Section, Employee shall not be deemed to have sold any such shares of Common Stock if Employee transfers such shares of Common Stock to the Company in payment of all or any portion of the exercise price of this Option or any other option granted by the Company to Employee or in satisfaction of any tax withholding obligation relating to the exercise of this Option or any other option granted by the Company to Employee.

6.    TAX WITHHOLDING

   To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from amounts otherwise to be paid to the Employee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Employee, withholding may be made in shares of the Common Stock of the Company which would otherwise be issued as a result of the exercise; provided, however, that such an election must be an irrevocable election which is made at last six (6) months prior to the exercise of the Option, in accordance with regulations and interpretations of the Securities and Exchange Commission. If withholding is made in shares of the Company's stock, the Company shall grant a Reload Option(s), in accordance with the terms and conditions specified in the Plan, for the number of shares so withheld.

7.   LIMIT ON GRANT

   The aggregate fair market value as determined by the Committee at the time an option is granted, of all shares of Common Stock with respect to which this Option is exercisable for the first time by Employee during any calendar year, shall not exceed the difference between (a) One Hundred Thousand Dollars ($100,000) and (b) the sum of the fair market value, as determined by the Committee, as of the time the options, if any, were granted, of the shares of Common Stock covered by this Option and all other incentive stock options granted to Employee under the Plan and all other incentive stock option plans of the Company and which are exercisable for the first time by the Employee during such calendar year. If the aggregate fair market value of the shares with respect to which this Option first becomes exercisable in any calendar year exceeds such $100,000 limitation, the portion of this Option which is in excess of the $100,000 limitation shall be treated as a Non-qualified Option pursuant to Section 422(d)(1) of the Code. This Section is intended to comply with the provisions of Section 422 of the Code and shall be interpreted so as to comply with the provisions of such Section of the Code. Nothing in this Section shall obligate the Company, to grant options or any additional options to Employee under this Plan or any other stock option plan here or hereafter adopted by the Company.

8.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option, and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive; provided that this Option shall not be adjusted in a manner tat causes the Option to fail to continue to qualify as an incentive stock option within the meaning of Section 422 of the Code.

9.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of this Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided, however, that if the unexercised portion of this Option would be cancelled in accordance with the foregoing, Employee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part without regard to any installment exercise provisions in this Agreement. If the Option or portion thereof originally designated as an Incentive Option would cease to qualify as an incentive stock option under Section 422 of the Code as a result of the exercise of the Option in accordance with the preceding sentence, then the Option or portion thereof shall be redesignated as a non-qualified stock option. The Company shall give Employee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary, (i) any exercise of the Option effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

10.   SECURITIES COMPLIANCE

   Should the Company at any time determine that the listing, registration, qualification, or exemption of the shares covered by this Option is required on any securities exchange or under any state or federal law, or should the Company determine that the notification, consent, or approval of any governmental regulatory authority is necessary or desirable as a condition to the exercise of this Option, then this Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, notification, consent, or approval shall have been effected, obtained, or given, free of any conditions not acceptable to the Company.

11.   METHOD OF EXERCISE

   The Option granted pursuant to this Agreement shall be exercised by delivery, to a designated representative of the Committee administering the Plan, of a written notice specifying (a) the number of shares which Employee (or his personal representative) then desires to purchase, (b) the name or names in which Employee desires to have the shares issued, and (c) that the options being exercised are incentive stock options granted pursuant to this Agreement. Employee may designate in the notice of exercise that some or all of the shares to be issued upon such exercise shall be issued in the name of Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, Employee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Employee may not designate in the notice of exercise that any of the shares shall be issued to Employee's ex-spouse unless such issuance is to be made incident to Employee's divorce within the meaning of Section 1041 of the Code. Said notice shall be accompanied by full payment of the aggregate purchase price for the shares being acquired. The Company shall, as soon as practicable thereafter, issue and deliver to Employee, the necessary certificate or certificates evidencing the number of shares purchased (excluding any fractional shares) in the name of Employee and/or such other person(s) as Employee has properly designated in the notice of exercise. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Employee, or Employee's personal representative if Employee has died or become permanently disabled prior to the delivery of the shares. Employee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Employee, or Employee's personal representative, who is designated in the notice of exercise with respect to any matter related to this Option and/or the delivery of any shares to such person. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Employee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Employee at the time of the delivery of the notice of exercise.

12.   NON TRANSFERABILITY

   Options granted pursuant to this Agreement are not transferable by Employee other than by will or by the laws of descent and distribution. Said options are exercisable during Employee's lifetime only by Employee (or Employee's legal representative). Any attempt by Employee to assign or transfer the options granted herein other than as provided in this Section shall be null and void. If Employee designates in the written notice of exercise any person other than Employee, or Employee's personal representative, to whom stock certificates should be issued upon such exercise, the Company may require, as a condition to such exercise, that Employee and the other persons designated in the notice of exercise represent and warrant to the Company that Employee has neither transferred or assigned, nor attempted to transfer or assign, all or any portion of this Option prior to Employee's delivery of the notice of exercise, payment of the exercise price, and performance of the other conditions required to be performed by Employee in connection with such exercise of this Option and that such other persons are either Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, or Employee's ex-spouse and the issuance to such person is being made incident to Employee's divorce.

13.   NO SHAREHOLDER RIGHTS

   Employee shall not be deemed to be a shareholder of the Company with respect to the shares covered by the options granted herein unless and until said shares shall have been issued to Employee upon exercise of said options and the exercise price therefor has been paid for in full.

14.   INTERPRETATION

   This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Committee administering the Plan shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder. Said Committee's action shall be final and conclusive upon all persons affected thereby. All references in this Plan to Employee shall mean and include Employee's personal representative if Employee has died or become permanently disabled prior to the time in question.

15.   AMENDMENT

   The Board of Directors of the Company shall have such power to amend or terminate the Plan as is specified in the Plan. Such amendment or termination shall not, however, affect any options then outstanding hereunder.

16.   SUCCESSORS

   This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

17.   SUBSIDIARIES

   The term "Company" as used herein shall include Santa Barbara Bancorp and any of its subsidiaries.

18.   TAX MATTERS

   Employee understands that the grant and exercise of the Option under this Agreement will have tax and legal consequences to Employee and that the Company is not making any representation to Employee and is not advising Employee as to the tax or other legal consequences of the grant or exercise of this Option or of any other action taken or to be taken by Employee under this Agreement or with respect to the Option. Employee shall be solely responsible for determining such tax and legal consequences to Employee and for obtaining such advice as Employee deems appropriate.

         EMPLOYEE ACKNOWLEDGES THAT IT IS EMPLOYEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO EMPLOYEE OF THIS AGREEMENT AND EMPLOYEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, EMPLOYEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF EMPLOYEE REQUESTS THE COMPANY TO DO SO.

19.   SPOUSAL CONSENT

   If Employee is married or otherwise deemed to have a spouse for purposes of California law, Employee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option by Employee. Notwithstanding anything in this Agreement to the contrary, if Employee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Employee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Employee any shares covered by the Option until Employee delivers to the Company a duly executed Spousal Consent form.

20.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement.

21.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

22.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

23.   INCORPORATION OF EXHIBITS

   Each and all of the Exhibits to this Agreement are, by this reference, incorporated herein to the same extent as if they were set forth in full herein.

   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________

Its:__________________________


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"EMPLOYEE":


------------------------------
Signature of Employee

------------------------------
Name of Employee


Address of Employee




                                    Exhibit A

                        Vesting; Restrictions on Transfer


   Set forth below are the terms on which the Option shall vest and the restrictions on transfer, if any, that are applicable to the shares of Common Stock and other securities issued upon exercise of this Option. The provisions that are applicable to this Option are those that are initialed by the Company and Employee. In the event that either (a) the Company and Employee do not initial a subsection under either Section 1 or Section 2 of this Exhibit or (b) the Company and Employee initial more than one subsection in either Section 1 or
Section 2, then Section 1.1 and Section 2.1 shall apply for all purposes under this Agreement.

1.   Vesting

   1.1 Five-Year Vesting. The Option shall "vest" and become exercisable in equal annual installments over a period of five (5) years. Specifically, Employee shall become entitled to purchase an additional 20% of the total number of option shares specified in Section 1 of the Agreement (on a cumulative basis) during each one-year period following the date of the Agreement. Thus, during the first year following the date of the Agreement, Employee shall be entitled to exercise this Option to purchase 20% of the total number of option shares; 40% during the second year; 60% during the third year; 80% during the fourth year; and 100% during the fifth year.



      Company initial      Employee initial

   1.2   Other Vesting.  The Option shall "vest" and become exercisable in equal
               installments over a period of             (    ) years.



      Company initial      Employee initial

2.   Restriction on Transfer.

   2.1 Five-Year Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Committee, for a period of five (5) years following the date this Agreement and two (2) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later. The foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option, or to Employee's election to satisfy his tax withholding obligation, if any, with respect to any exercise of this Option through shares which otherwise would be issued as a result of the exercise. Appropriate legends shall be placed on any certificates evidencing any shares issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.



      Company initial      Employee initial


   2.2 Other Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Committee, for a period of ( ) years following the date this Agreement and ( ) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later. The foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock to the Company in payment of all or any portion of the exercise price payable on exercise of this Option, or to Employee's election to satisfy his tax withholding obligation, if any, with respect to any exercise of this Option through shares which otherwise would be issued as a result of the exercise. Appropriate legends shall be placed on any certificates evidencing any shares issued upon exercise of this Option, and appropriate stop transfer instructions shall be given to the Company's transfer agent.



      Company initial      Employee initial

   2.3 No Restriction. The shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of at any time without the prior written approval of the Committee.



      Company initial      Employee initial




                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Restricted Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the Shares that may be issued upon exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such Shares and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the Shares, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                          ____________________, spouse of

Exhibit 10.1.1.5


                              SANTA BARBARA BANCORP

                        RESTRICTED STOCK OPTION AGREEMENT

                          (Nonstatutory Reload Option)


   THIS AGREEMENT ("Agreement") is entered into this       day of
             , 19     , between SANTA BARBARA BANCORP ("the Company") and
                                     , ("Employee").

                                    RECITALS

   WHEREAS, the Company has duly adopted a Restricted Stock Option Plan, (the "Plan"), which was adopted by the Board of Directors of the Company on January 29, 1992, and approved by the shareholders of the Company on April 28, 1992; and

   WHEREAS, the Plan provides for the issuance of non statutory stock options (options which do not qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); and

   WHEREAS, Employee has exercised an option previously granted under the Plan (the "Original Option") through the tender, whether through surrender or attestation, of shares of the Common Stock of the Company previously held by the Optionee, and the Optionee is therefore entitled under the Plan to an award and grant of this Reload Option;

                                    AGREEMENT

   NOW, THEREFORE:

1.   GRANT

   The Company hereby grants to Employee the option to purchase an aggregate of shares of the Company's Common Stock at a price of $ per share,
(which price the Company has determined to be 100% of the fair market value of the shares at the time of grant).

2.   OPTION PERIOD

   The period during which the option granted hereby may be exercised (hereinafter called the "Option Period") shall commence after the expiration of six (6) months following the date hereof and, subject to the provisions governing earlier termination set forth in Section 5, below, shall terminate on the later of (a) the date of expiration or earlier termination of the Original Option and (b) five (5) years following the date hereof (namely, ).

3.   EXERCISE

   3.1 Vesting. The Option shall "vest" and become exercisable in accordance with the provision of Section 1 of Exhibit A attached hereto.

   3.2 Option Exercise Price. The option price must be paid (a) in cash or check or (b) by the tender, whether through surrender or attestation, of other Shares of Common Stock owned by the Employee, having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option is intended to be exercised, or (c) any combination of such methods of payment.

   3.3 Stock-for-Stock Exercises. In the event that the option price is paid, whether in whole or in part, through the tender of shares of Common Stock of the Company already owned by the Employee, then this Option must be exercised for a minimum of at least 100 shares, or the total number of shares remaining subject to the Option, if less than 100 shares.

   3.4 Periodic Exercise. The Option may be exercised by Employee with respect to some or all of the shares of Common Stock and other securities covered by the Option at any time and from time to time on or after the date on which the Option becomes exercisable with respect to such shares; provided that the Option may not be exercised at any one time with respect to less that one hundred (100) shares of Common Stock unless the number of shares with respect to which the Option is exercised is the total number of shares with respect to which the Option is exercisable at that time.

4.   RESTRICTION ON TRANSFER OF STOCK ISSUED

   Any and all shares of Common Stock and other securities issued pursuant to this Agreement shall be subject to the restrictions on transfer, if any, set forth in Section 2 of Exhibit A attached hereto.

5.   EXPIRATION

   This option shall expire and terminate upon the occurrence of the following events:

   5.1 Thirty (30) days following termination of employment, other than as a result of the Employee's retirement, death or disability;

   5.2 Immediately upon retirement of Employee in accordance with the Company's retirement policy; provided, however, that Employee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the options evidenced by this Agreement are granted) exercise the option as to those shares with respect to which installments, if any, had accrued and were exercisable as of the date on which Employee retired; and

   5.3 Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of Employee while in the employ of the Company (but in no event beyond the period of time for which the options evidenced by this Agreement are granted). During such twelve-month period, Employee (or his personal representative) or the persons to whom the Employee's rights under this Agreement shall have passed by will or by the applicable laws of descent and distribution, shall have the right to exercise the Option evidenced by this Agreement to the extent that installments, if any, had accrued and were exercisable as of the date of Employee's death or disability.

   5.4 If the shares of Common Stock of the Company which are issued upon exercise of the Original Option (which gave rise to the issuance of this Reload Option) are sold within one (1) year following the exercise of the Original Option; provided that, for purposes of this Section, Employee shall not be deemed to have sold any such shares of Common Stock if Employee transfers such shares of Common Stock to the Company in payment of all or any portion of the exercise price of this Option or any other option granted by the Company to Employee or in satisfaction of any tax withholding obligation relating to the exercise of this Option or any other option granted by the Company to Employee.

6.    TAX WITHHOLDING

   To the extent that the exercise of any Option granted hereunder gives rise to an obligation on the part of the Company to withhold from amounts otherwise to be paid to the Employee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At the election of the Employee, withholding may be made in shares of the Common Stock of the Company which would otherwise be issued as a result of the exercise. If withholding is made in shares of the Company's stock, the Company shall grant a Reload Option(s), in accordance with the terms and conditions specified in the Plan, for the number of shares so withheld.

7.   NO LIMIT ON GRANT

   The options evidenced by this Agreement are nonstatutory or non-qualified stock options and not incentive stock options as defined in Section 422 of the Internal Revenue Code (the "Code"). As nonstatutory stock options issued pursuant to the Plan, they are not subject to any limitations as to the aggregate fair market value of the stock subject to such options and, specifically, shall not be subject to the $100,000 limitation specified in
Section 422(b)(7) of the Code.

8.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option, and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive.

9.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of this Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided, however, that if the unexercised portion of this Option would be cancelled in accordance with the foregoing, Employee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part without regard to any installment exercise provisions in this Agreement. The Company shall give Employee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary,
(i) any exercise of the Option effected during the foregoing 10- day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

10.   SECURITIES COMPLIANCE

   Should the Company at any time determine that the listing, registration, qualification, or exemption of the shares covered by this Option is required on any securities exchange or under any state or federal law, or should the Company determine that the notification, consent, or approval of any governmental regulatory authority is necessary or desirable as a condition to the exercise of this Option, then this Option may not be exercised, in whole or in part, unless and until such listing, registration, qualification, notification, consent, or approval shall have been effected, obtained, or given, free of any conditions not acceptable to the Company.

11.   METHOD OF EXERCISE

   11.1 Exercise Procedure. The Option shall be exercised by Employee's delivery to the Company of a written notice specifying the number of shares which Employee then desires to purchase, accompanied by full payment of the aggregate exercise price thereof and, if appropriate, an executed Spousal Consent. As soon as practicable after its receipt of the notice of exercise and payment of the exercise price, the Company shall issue and deliver to Employee one or more certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of Employee and/or such other person(s) as Employee has properly designated in the notice of exercise.

   11.2 Name of Issuee. Employee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued on such exercise shall be issued in the name of Employee's spouse, the trustee of a revocable trust in which Employee and his or her spouse are the sole primary beneficiaries, Employee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Employee may not designate in the notice of exercise that any of the shares of Common Stock and other securities issuable on exercise of the Option shall be issued to Employee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act or the rules thereunder. The Company may rely on a representation of Employee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of the Option and the compliance of such exercise with the terms of the Plan and this Agreement. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Employee, or Employee's personal representative if Employee has died or become permanently disabled prior to the delivery of the shares. Employee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Employee, or Employee's personal representative, who is designated in the notice of exercise.

   11.3 Transfer Taxes. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Employee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Employee at the time of the delivery of the notice of exercise.

12.   TRANSFERABILITY OF OPTIONS

   12.1 Restriction on Transfer. Except as specifically set forth in Section
12.2 hereof, Employee may not sell, pledge, assign, hypothecate, transfer, or otherwise dispose of all or any portion of the Option other than by will or the laws of descent and distribution.

   12.2 Limited Transferability. Notwithstanding anything in Section 12.1 hereof to the contrary, Employee may transfer all or a portion of the Option in accordance with the provisions of this Section 12.2. Any purported transfer of all or any portion of the Option that does not comply with all of the provisions of this Section 12.2 shall be null and void ab initio.

      12.2.1 Permitted Transferees. All or any portion of the Option may be transferred or assigned by Employee only to one or more of the following: (a) Employee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by Employee and with respect to which all beneficial interests are held by one or more of Employee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company in which all voting and equity interests are held by one or more of Employee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from Employee. The Company may require as a condition to any transfer under this Section 12.2 that the proposed transferee provide to the Company reasonable evidence that the transferee is described in one of the foregoing clauses.

      12.2.2 Permitted Transfers. Any transfer of all or any portion of the Option under this Section 12.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
12.2.1 above, in which the Employee does not receive any consideration other than the Employee's interest in such partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Employee.

      12.2.3 Minimum Transfer. Any transfer of a portion of the Option must be with respect to not less than one hundred (100) shares of Common Stock and may be made only in whole number multiples of one hundred (100) shares of Common Stock.

      12.2.4 Notice to the Company. Employee shall give the Company at least ten
(10) days prior written notice of any proposed transfer or assignment of all or any portion of the Option pursuant to this Section 12.2 and shall include with such notice:

         A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 12.2.1 hereof; and

         B. The proposed transferee's written agreement to accept the transferred Option and any shares of Common Stock acquired on exercise of the Option subject to all of the terms and conditions of the Plan and this Agreement, including the provisions dealing with the termination of the Option on the death or disability of Employee or the termination of Employee's status as an employee of the Company.

      12.2.5 No Further Transfer. Notwithstanding anything in the Plan or this Agreement to the contrary, a transferee of all or any portion of the Option shall not have the right to further transfer all or any portion of the transferred Option to any person or entity other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

      12.2.6 Further Acts. The Company may require as a condition to the transfer of all or any portion of the Option such additional information and agreements from Employee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

      12.2.7 Withholding on Exercise of Transferred Option. Employee acknowledges and agrees that, if Employee transfers all or any portion of the Option pursuant to this Section 12.2 and the transferee exercises the Option, such exercise may be subject to income tax withholding and Employee will be obligated to satisfy such income tax withholding obligation to the same extent as if Employee had retained and exercised the Option. Employee shall be solely responsible for determining the tax and legal consequences of Employee's transfer of all or any portion of the Option and of the transferee's exercise of the Option, and for obtaining such tax and legal advice as Employee deems appropriate.

      12.2.8 Disclaimer. The Company's acceptance of any transfer of all or any portion of the Option shall not be considered legal or tax advice to Employee or the proposed transferee as to (a) their compliance with any applicable law, rule or regulation or (b) the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option. The Company's acceptance of any transfer of all or any portion of the Option shall not obligate the Company to accept any subsequent transfer of all or any portion of the Option.

13.    NO SHAREHOLDER RIGHTS

   Employee shall not be deemed to be a shareholder of the Company with respect to the shares issuable upon exercise of the options granted herein unless and until said shares shall have been issued to Employee upon exercise of said options and the exercise price therefor has been paid for in full.

14.   INTERPRETATION

   This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Committee administering the Plan shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder. Said Committee's action shall be final and conclusive upon all persons affected thereby. All references in this Agreement to Employee shall mean and include Employee's personal representative if Employee has died or become permanently disabled prior to the time in question.

15.   AMENDMENT

   The Board of Directors of the Company shall have such power to amend or terminate the Plan as is specified in the Plan. Such amendment or termination shall not, however, affect any options then outstanding hereunder.

16.   SUCCESSORS

   This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

17.   SUBSIDIARIES

   The term "Company" as used herein shall include Santa Barbara Bancorp and any of its subsidiaries.

18.   TAX MATTERS

   Employee understands that the grant and exercise of the Option under this Agreement will have tax and legal consequences to Employee and that the Company is not making any representation to Employee and is not advising Employee as to the tax or other legal consequences of the grant or exercise of this Option or of any other action taken or to be taken by Employee under this Agreement or with respect to the Option. Employee shall be solely responsible for determining such tax and legal consequences to Employee and for obtaining such advice as Employee deems appropriate.

         EMPLOYEE ACKNOWLEDGES THAT IT IS EMPLOYEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO EMPLOYEE OF THIS AGREEMENT AND EMPLOYEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, EMPLOYEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF EMPLOYEE REQUESTS THE COMPANY TO DO SO.

19.   SPOUSAL CONSENT

   If Employee is married or otherwise deemed to have a spouse for purposes of California law, Employee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option by Employee. Notwithstanding anything in this Agreement to the contrary, if Employee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Employee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Employee any shares covered by the Option until Employee delivers to the Company a duly executed Spousal Consent form.

20.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement.

21.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

22.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

23.   INCORPORATION OF EXHIBITS

   Each and all of the Exhibits to this Agreement are, by this reference, incorporated herein to the same extent as if they were set forth in full herein.

   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________

Its:__________________________


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"EMPLOYEE":


------------------------------
Signature of Employee

------------------------------
Name of Employee


Address of Employee



                                    Exhibit A

                        Vesting; Restrictions on Transfer


   Set forth below are the terms on which the Option shall vest and the restrictions on transfer, if any, that are applicable to the shares of Common Stock and other securities issued upon exercise of this Option. The provisions that are applicable to this Option are those that are initialed by the Company and Employee. In the event that either (a) the Company and Employee do not initial a subsection under either Section 1 or Section 2 of this Exhibit or (b) the Company and Employee initial more than one subsection in either Section 1 or
Section 2, then Section 1.1 and Section 2.1 shall apply for all purposes under this Agreement.

1.   Vesting

   1.1   One-Year Vesting.   The Option shall "vest" and become exercisable one
(1) year following the date of exercise of the original option.



      Company initial      Employee initial

   1.2   Other Vesting.  The Option shall "vest" and become exercisable in equal
               installments over a period of             (    ) years.



      Company initial      Employee initial

2.   Restriction on Transfer.

   2.1 Five-Year Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of five (5) years following the date this Agreement and two (2) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of this Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of
Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.



      Company initial      Employee initial

   2.2 Other Restriction. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period of ( ) years following the date this Agreement and ( ) years following the date of exercise of the Option as to those shares of Common Stock and/or other securities issued upon such exercise, whichever is later; provided that the foregoing restriction on transfer shall not apply to Employee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 9 of the Agreement in which the Company is not the surviving corporation, or (c), subject to the provisions of Section 2.4 of this Exhibit, to a person or entity described in Section 12.2 hereof.



      Company initial      Employee initial

   2.3 No Restriction. The shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of at any time without the prior written approval of the Committee.



      Company initial      Employee initial

   2.4 Exempt Transfers. Notwithstanding the foregoing, Employee may transfer shares of Common Stock or other securities acquired on exercise of the Option to a person described in Section 12.2.1 hereof only if all of the following conditions are satisfied: (i) the transfer is a permitted transfer under Section
12.2.1 hereof; (ii) Employee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 12.2.1 hereof; (iii) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of the Plan and this Agreement, including the provisions of this Exhibit; and (iv) the transfer is of a whole number multiple of one hundred (100) shares.

   2.5 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of the Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.



                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Restricted Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the Shares that may be issued upon exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such Shares and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the Shares, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                          ____________________, spouse of

Exhibit 10.1.10


                      SANTA BARBARA BANCORP

                 1996 DIRECTORS STOCK OPTION PLAN
                  (As Amended December 17, 1996)


1.   PURPOSES OF THE PLAN

   The purposes of this 1996 Directors Stock Option Plan are to attract, motivate and retain the best available Directors for the Company and each of the Parent and Subsidiaries and to provide them with additional incentive to promote the success of the Company's business.

2.   DEFINITIONS

    As used herein, the following definitions shall apply:

    2.1 "Board of Directors" shall mean the Board of Directors of the Company.

    2.2    "Code" shall mean the Internal Revenue Code of 1986, as amended.

    2.3    "Commission" shall mean the Securities and Exchange Commission.

    2.4 "Committee" shall mean the Committee of the Board of Directors that shall administer the Plan.

    2.5    "Common Stock" shall mean the Common Stock of the Company.

    2.6 "Company" shall mean Santa Barbara Bancorp, a California corporation.

    2.7 "Disability" shall mean total and permanent disability as defined in
Section 22(e)(3) of the Code.

    2.8 "Donative Transfer" means any transfer of an Option or Reload Option made for donative purposes or without the payment or receipt by or on behalf of the Optionee of any cash, property or other consideration. For purposes of this Section, neither an Optionee's receipt of or eligibility for a deduction, credit or similar allowance for federal or state income tax or estate tax purposes nor the transferee's use for family or support purposes of any proceeds realized from the sale of the any shares of Common Stock acquired on exercise of an Option shall be deemed to be the receipt of consideration.

    2.9 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

    2.10 "Fair Market Value" shall mean, as of any date, the value of the Common Stock determined as follows.

       2.10.1 If the Common Stock is listed on an established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in the Common Stock) on the last market trading day prior to the date of determination.

       2.10.2 If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination.

    2.11 "Option" shall mean a stock option granted pursuant to the Plan and shall include Reload Options. All Options granted hereunder shall be "nonstatutory stock options" and each such Option shall be evidenced by a written Stock Option Agreement.

    2.12    "Optioned Stock" shall mean the Common Stock subject to an Option.

    2.13    "Optionee" shall mean a Director who receives an Option.

    2.14    "Plan" shall mean this 1996 Directors Stock Option Plan.

    2.15 "Rule 16b-3" shall mean Rule 16b-3 promulgated under the Exchange Act or any successor to Rule 16b-3 in effect at the time in question.

    2.16    "Section 16(b)" shall mean Section 16(b) of the Exchange Act.

    2.17 "Stock Option Agreement" means a written agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. Each Option Agreement is subject to the terms and conditions of the Plan. The terms and provisions of each Option Agreement need not be the same.

    2.18 "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined as Section 424(f) of the Code.

3.   STOCK SUBJECT TO THE PLAN

    3.1 Original Reserve. Subject to the provisions of Section 15 and Section 16 of the Plan, the maximum aggregate number of shares which are reserved for issuance upon exercise of Options granted under the Plan is One Hundred Fifty Thousand (150,000) shares of Common Stock.

    3.2 Adjustments In Reserve. In the event that any outstanding Option granted under the Plan expires or is terminated without exercise, or with only partial exercise, prior to the end of the period during which Options may be granted under the Plan, the shares allocable to the unexercised portion of such Option shall be added back into the Reserve and may again be subject to option under the Plan.

4.   ADMINISTRATION OF THE PLAN

   The Plan shall be administered by the Board of Directors or the Committee. The Committee shall consist of not less than two (2) Directors all of whom shall be Non-Employee Directors of the Company within the meaning of Rule 16b- 3. Members of the Committee shall serve at the pleasure of the Board of Directors. No member of the Board of Directors or the Committee shall be liable for any action or determination undertaken or made in good faith with respect to the Plan or any agreement executed pursuant to the Plan. Subject to the terms of this Plan, the Board of Directors or the Committee shall determine:

    4.1 Directors to Receive Option. The Directors to whom options shall be granted;

    4.2 Number of Shares. The number of shares of Common Stock to be optioned to each such Director;

    4.3 Option Price. The price to be paid for the shares of Common Stock upon the exercise of each Option;



    4.4 Option Period. The period within which each Option shall be or become exercisable; and

    4.5 Other Terms and Conditions. The terms and conditions of the Stock Option Agreement between the Company and each Director to whom an Option is granted under the Plan; which terms and conditions shall be in accordance with the provisions of this Plan but may include any other or additional terms or conditions not inconsistent with this Plan. The terms and conditions of each Stock Option Agreement need not be identical.

5.    ELIGIBILITY

   Options may be granted only to Directors of the Company, or any Subsidiary, who are not otherwise employed by the Company or any Subsidiary. In addition, notwithstanding any other provision contained in this Plan, no Director shall be eligible to participate in the Plan if such individual owns stock and securities possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company or any Subsidiary. Notwithstanding anything in this Plan to the contrary, no person shall be entitled to the grant of more than one Option during or with respect to any year by reason of such person acting as a Director of more than one of the Company or a Subsidiary. No person shall be eligible to receive the grant of an Option under this Plan unless he or she is a Director of the Company or such Subsidiary on the date of such grant.

6.   EFFECTIVE DATE OF OPTION GRANT.

   The "grant" of an Option pursuant to this Plan shall be deemed to have occurred on the later of: (a) the date the Committee announces the grant of the Option; or (b) such later date set by the Committee or set forth in the Stock Option Agreement.

7.   TERM OF PLAN

   This Plan has been adopted by the Board of Directors as of February 27, 1996. The term of the Plan shall begin as of February 27, 1996, and shall continue until December 31, 2005, unless terminated sooner in accordance with the provisions of the Plan.

8.   TERM OF OPTION

   Subject to the provisions of Section 10, below, the term of each Option shall be five (5) years from the date of grant thereof.

9.   EXERCISE PRICE AND CONSIDERATION

    9.1 Exercise Price. The exercise price per share for the shares to be issued upon exercise of an Option shall be 100% of the Fair Market Value per share of Common Stock on the date of grant of the Option.

    9.2 Consideration. The consideration to be paid for the shares to be issued upon exercise of an Option shall consist entirely of cash, cashier's or bank certified check, or other shares of Common Stock having a Fair Market Value on the date of exercise of the Option equal to the exercise price for the shares as to which the Option is being exercised, or any combination of such methods of payment. In the event that the exercise price is paid, whether in whole or in part, through the tender of shares of Common Stock already owned by the Optionee, then the Option must be exercised for a minimum of at least 100 shares or the total number of shares subject to the Option, if less than 100 shares.

10.   EXERCISE OF OPTION

    10.1 Six-Month Vesting Period. Any Option shall become exercisable only after the expiration of six (6) months following the date of grant of such Option. Thereafter, the Option shall be fully vested and shall be exercisable in whole or in part at any time and from time to time during the term of the Option.

    10.2 Procedure for Exercise. An Option shall be deemed to be exercised when the Optionee has delivered to the Company written notice of such exercise and full payment of the exercise price for the shares with respect to which the Option is being exercised. Full payment shall consist of such consideration as is allowable under Section 9.2, above. An Option may not be granted or exercised for a fraction of a share. Exercise of an Option in any manner shall result in a decrease in the number of shares which thereafter may be available, both for the purposes of the Plan and for issuance under the Option, by the number of shares as to which the Option is exercised. Optionee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued upon such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything herein to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock or other securities shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act, or the rules thereunder. The Company may rely on a representation of the Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of any Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Company shall have no obligation to independently investigate the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

    10.3 Rights as a Shareholder. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing the shares of Common Stock, the Optionee shall have no right to vote or receive dividends or any other rights as a shareholder with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment shall be made in the exercise price payable on the exercise of any Option or the number of shares of Common Stock or other securities or property issuable upon exercise of an Option for any dividend, distribution or other right for which the record date is prior to the date the stock certificate is issued to Optionee with respect to any Optioned Stock, except as provided in Section 15 and Section 16, below.

    10.4 Termination of Status as Director. If an Optionee's continuous status as a Director is terminated other than for cause or by reason of the Optionee's death or disability, the Optionee may, but only within the three (3)-month period from the date of the termination of the Optionee's status as a Director (but not later than the expiration of the term of the Option), exercise any outstanding Option (including any Reload Option) to the extent that the Option was exercisable at the date of such termination. If the Optionee does not exercise the Option in full during such 3-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 3-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of the Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of the Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

    10.5 Disability of Optionee. Notwithstanding the provisions of Section 10.4, above, if an Optionee's continuous status as a Director is terminated as a result of the Optionee's death or disability, the Optionee or his or her estate or personal representative may exercise the Option to the extent that the Option was exercisable at the date of such termination in whole or in part at any time and from time to time during the twelve (12)- month period from the date of the termination of the Optionee's status as a Director. If the Optionee does not exercise the Option in full during such 12-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 12-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of the Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of the Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

    10.6 Termination for Cause. If an Optionee's continuous status as a Director is terminated for cause, all outstanding Options held by the Optionee shall terminate simultaneously with the termination of the Optionee's status as a Director and thereafter shall not be exercisable in whole or in part. For purposes of this Section, an Optionee's status as a Director shall be deemed to be terminated for "cause" as of the date on which the Optionee is removed as a Director for any reason described in Section 304 of the California General Corporation Law.

    10.7 Status as a Director. The termination of an Optionee's status as a Director shall be deemed to occur on the effective date of the earliest of (a) the Optionee's resignation as a Director, (b) the removal of the Optionee as a Director, and (c) the Optionee's death.

11.   RESTRICTION ON TRANSFER OF STOCK ISSUED

    11.1 Holding Period. The Stock Option Agreements covering all Options granted under this Plan shall provide that shares of Common Stock issued upon exercise of the Options may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company for a period equal to the longer of five (5) years following the date on which the Option is granted and two (2) years following the date on which such shares are issued to the Optionee on exercise of the Option; provided that the foregoing restriction on transfer shall not apply to an Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of an Option or the satisfaction of any income tax withholding obligation with respect to any exercise of an Option or
(b) to the acquiring party in any transaction described in Section 16, below, in which the Company is not the surviving corporation, or (c) to a person or entity described in Section 13.2.1 hereof.

    11.2 Exempt Transfers. Notwithstanding the foregoing, an Optionee may transfer shares of Common Stock or other securities acquired on exercise of an Option to a person described in Section 13.2.1 hereof only if all of the following conditions are satisfied: (a) the transfer is a permitted transfer under Section 13.2.2 hereof; (b) the Optionee gives the Company at least ten
(10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 13.2.1 hereof; (c) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions of this Section; and (d) the transfer is of a whole number multiple of one hundred (100) shares.

    11.3 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of an Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.

12.   RELOAD FEATURES

    12.1 Grant of Reload Options. Whenever the holder of an Option granted under this Plan (including any Reload Options granted under the provisions of this Section 12 or Section 14, below) (the "Original Option") exercises the Original Option and makes payment of the exercise price by tendering shares of the Common Stock previously held by the Optionee, then the Optionee shall be entitled to receive and the Company shall grant the Optionee a new option (the "Reload Option") for that number of shares of the Common Stock which is equal to the number of shares tendered by the Optionee in payment of the exercise price for the Original Option being exercised. All such Reload Options granted hereunder shall be on the following terms and conditions.

       12.1.1 Exercise Price. The exercise price per share shall be an amount equal to the Fair Market Value per share of the Common Stock as of the date of exercise of the Original Option.

       12.1.2 Expiration Date. The term of the Reload Option shall begin as of the date of exercise of the Original Option and, unless terminated sooner pursuant to the terms of this Plan or the Stock Option Agreement, shall terminate five (5) years thereafter.

       12.1.3 Vesting Period. Any Reload Option shall become exercisable one (1) year following the date of grant of such Reload Option. Thereafter the Reload Option shall be fully vested and shall be exercisable in whole or in part at any time and from time to time during the term of the Reload Option.

       12.1.4 Other Terms. All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option.

    12.2 Restrictions on Reload Options. Any and all Reload Options granted pursuant to this Section 12 (or Section 14, below) shall be subject to the following conditions and restrictions.

       12.2.1 Holding Period of Shares Tendered. No Reload Option shall be granted pursuant to Section 12.1, above, unless the shares of Common Stock tendered upon exercise of the Original Option in payment therefore have been held by the Optionee for a period of more than six (6) months prior to the exercise of the Original Option. The Company may rely on a representation of the Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the holding period of any shares surrendered on exercise of an Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Company shall have no obligation to independently investigate the holding period or the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

       12.2.2 Holding Period of Original Option Shares. If any of the shares of Common Stock of the Company which are issued upon exercise of the Original Option are sold within one (1) year following the exercise of the Original Option, then the Reload Option shall immediately terminate.

       12.2.3 Exception. The holding period restrictions set forth in Sections
12.2.1 and 12.2.2, above, shall not apply to an Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price upon exercise of an Option, whether an Original Option or a Reload Option, or (b) in satisfaction of the Optionee's income tax withholding obligation, if any, by the transfer of shares to the Company or by the Company's withholding of shares that would otherwise be issued as a result of the exercise of an Option, or (c) to the acquiring party in any transaction described in Section 16, below, in which the Company is not the surviving corporation, or (d) to any person described in Section 13.2.1 hereof so long as the transfer satisfies the conditions of Section 13.2 hereof.

13.   TRANSFERABILITY OF OPTIONS

    13.1 Restriction on Transfer. Except as specifically set forth in Section
13.2 hereof, no Option or Reload Option may be sold, pledged, assigned, hypothecated, transferred, or otherwise disposed of in any manner, other than by will or the laws of descent and distribution.

    13.2 Limited Transferability. A Stock Option Agreement may provide that an Optionee may transfer all or any portion of any Option or Reload Option in accordance with the provisions of this Section 13.2. If a Stock Option Agreement permits the transfer of any Option or Reload Option, any transfer that does not comply with all of the provisions of this Section 13.2 and the Stock Option Agreement shall be null and void ab initio. The provisions of the Stock Option Agreements dealing with the transferability of the Options need not be identical for all Options and the provision for transferability with respect to one Option shall not require the provision for transferability with respect to any other Option.

       13.2.1 Permitted Transferees. An Option or Reload Option may be transferred or assigned by the Optionee only to one or more of the following:
(a) the Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by the Optionee and with respect to which all beneficial interests are held by one or more of the Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company established by the Optionee and in which all beneficial interests are held by one or more of the Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and
(e) such other persons and entities as the Company may specifically approve in writing after written notice from the Optionee. The Company may require as a condition to the transfer of any Option or Reload Option under this Section that the transferee provide to the Company reasonable evidence that the proposed transferee is described in one of the foregoing clauses.

       13.2.2 Permitted Transfers. Any transfer of an Option or Reload Option under this Section 13.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
13.2.1 above, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

       13.2.3 Minimum Transfer. Any transfer of an Option or a Reload Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred (100) shares of Optioned Stock.

       13.2.4 Notice to the Company. The Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer of an Option or Reload Option pursuant to this Section 13.2 and shall include with such notice:

          A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 13.2.1 hereof; and

          B. The proposed transferee's written agreement to accept the transferred Option or Reload Option and any shares of Common Stock acquired on exercise of the Option or Reload Option subject to all of the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions dealing with the termination of the Option or Reload Option on the death or disability of the Optionee or the termination of the Optionee's status as a Director of the Company.

       13.2.5 No Further Transfer. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, a transferee of any Option or Reload Option shall not have the right to further transfer all or any portion of the transferred Option, other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

       13.2.6 Further Acts. The Company may require as a condition to the transfer of any Option or Reload Option such additional information and agreements from the Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

       13.2.7 Disclaimer. The Company's acceptance of any transfer of an Option or Reload Option shall not be considered legal or tax advice to the Optionee or the proposed transferee as to their compliance with any applicable law, rule or regulation or the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option.

14.   TAX WITHHOLDING

   To the extent that the exercise of any Option (including any Reload Option) granted hereunder gives rise to an income tax withholding obligation on the part of the Company with respect to the Optionee, the Company may satisfy such obligation on such terms and in accordance with such procedures as it deems appropriate under applicable law. At the election of the Optionee, such withholding obligation may be satisfied through the Optionee's surrender of shares of Common Stock owned by the Optionee or through the Company's retention of shares of the Common Stock which would otherwise be issued as a result of the exercise of the Option. If withholding is made in shares of Common Stock, the Company shall grant to the Optionee a Reload Option, on the terms specified in
Section 12 hereof for the number of shares so withheld.

15.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Plan and to the Options granted under the Plan, and the exercise price of such Options, in the event of a stock dividend (but only on Common Stock), stock split, reverse stock split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, the determination of which in that respect shall be final, binding, and conclusive.

16.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised Options then outstanding under the Plan shall be deemed cancelled as of the effective date of any such liquidation, merger, reorganization, consolidation or sale, unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Options under the Plan or to issue substitute options in place thereof; provided that, if any Options granted under the Plan would be cancelled in accordance with the foregoing, the Optionee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Options in whole or in part even though the Option otherwise was not then exercisable. The Company shall give each Optionee at least thirty (30) days' prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in this Plan or in any Stock Option Agreement to the contrary, (i) all Option exercises effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and
(ii) if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) all exercises during the foregoing 10-day period shall cease to be effective ab initio and (B) the outstanding Options shall be exercisable as otherwise determined under the applicable Stock Option Agreements and without consideration of this Section or the corresponding provisions of any Stock Option Agreement.

17.   AMENDMENT AND TERMINATION OF THE PLAN

    17.1 Amendment and Termination. The Board of Directors may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided that the following revisions or amendments shall require approval of the shareholders of the Company entitled to vote:

       17.1.1 Number of Shares. Any material increase in the number or shares which may be issued pursuant to the Plan (other than in accordance with Section 15 and 16, above);

       17.1.2 Eligibility. Any material modification of the requirements as to eligibility for participation in the Plan; or

    17.1 Increase in Benefits. Any material increase in the benefits accruing to participants under the Plan.

    17.2 Effect of Amendment or Termination. Any amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Company, which agreement must be in writing and signed by the Optionee and the Company.

18.   CONDITIONS UPON ISSUANCE OF SHARES

    18.1 Compliance with Law. Shares of Common Stock shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

    18.2 Investment Intent. As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the shares of Common Stock are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by applicable law.

    18.3 Governmental Consents. Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares of Common Stock hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell, or any delay in issuing or selling, such shares as to which such requisite shall not have been obtained.

19.   RESERVE OF SHARES

      During the term of this Plan, the Company will at all times reserve and keep available such number of shares as shall be sufficient to satisfy the requirements of the Plan (the Plan "Reserve").

20.   OPTION AGREEMENT

      Each Option granted hereunder shall be evidenced by a written Stock Option Agreement (the "Stock Option Agreement").

21.   INDEMNIFICATION

   In addition to such other rights of indemnification as they may have as members of the Board of Directors and/or employees of the Company, the members of the Committee administering the Plan shall be indemnified by the Company against reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit, or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan, any Stock Option Agreement or any Option granted under the Plan, and against all amounts paid or payable by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid or payable by them in satisfaction of a judgment in any action, suit, or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit, or proceeding that such person is liable for gross negligence or willful misconduct in the performance of his or her duties. The indemnification provided in this Section shall be available only if, within sixty (60) days after institution of any such action, suit, or proceeding, the person seeking indemnification shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

22.   EFFECTIVE DATE OF PLAN; SHAREHOLDER APPROVAL

   The Plan was adopted by action of the Board of Directors taken at a duly noticed and held meeting on February 27, 1996. The effectiveness of the Plan shall be subject to approval by the shareholders of the Company within twelve
(12) months after the aforesaid date of the adoption of the Plan. The manner and method for approval of the Plan by the shareholders of the Company must comply with Rule 16b-3. If the Plan has not been previously approved by the shareholders of the Company, the Plan shall terminate on January 31, 1997.

23.   EFFECT OF AMENDMENTS

    23.1 Amendment of Options. From and after December 17, 1996, the date of this Amended Plan, all of the terms and provisions of the Plan as amended shall apply to all Options which are outstanding as of such date and the Stock Option Agreements covering such Options shall be deemed automatically amended to reflect the amended terms of this Plan.

    23.2 No Change in Price or Term. Notwithstanding anything in this Plan to the contrary, in no event shall the amendment of any Stock Option Agreement in accordance with the provisions of this Section change any or all of the number of shares covered by any Option or the exercise price, vesting schedule or term of the Option.

   23.3 Amended Stock Option Agreements. Any Optionee who holds an Option that is deemed amended under this Section may at any time deliver to the Company his or her existing Stock Option Agreement and request that the Company deliver to the Optionee a new Stock Option Agreement incorporating the amended and restated terms and provisions of the Plan. The Company shall deliver to the Optionee a new Stock Option Agreement promptly after the Optionee's delivery of the existing Stock Option Agreement. NOTWITHSTANDING ANYTHING IN THIS PLAN TO THE CONTRARY, THE OPTIONEE SHALL BE SOLELY RESPONSIBLE FOR DETERMINING WHETHER THE AMENDMENT OF A STOCK OPTION AGREEMENT WILL CONSTITUTE A MODIFICATION OF THE OPTION AND THE COMPANY SHALL HAVE NO RESPONSIBILITY OR LIABILITY TO THE OPTIONEE BY REASON OF THE AMENDMENT OF A STOCK OPTION AGREEMENT BEING A MODIFICATION OF THE OPTION.



        CERTIFICATE OF SECRETARY


   The undersigned, being the Corporate Secretary of the Company, does hereby certify that:

   (a) the foregoing Plan was adopted by the Board of Directors of the Company at a duly called and held meeting of the Board of Directors on February 27, 1996, and the Plan was approved by the shareholders of the Company at a duly called and held meeting of the shareholders on April 23, 1996;

   (b) the Plan was amended at duly called and held meetings of the Board of Directors on August 27, 1996, and September 25, 1996, and that the amendments adopted by the Board of Directors on August 27, 1996, and September 25, 1996, did not need to be approved by the shareholders of the Company; and

   (c) the Plan was amended at a duly called and held meeting of the Board of Directors on December 17, 1996, and that the amendments adopted by the Board of Directors on December 17, 1996, did not need to be approved by the shareholders of the Company.



Dated: December 17, 1996
                              Jay D. Smith, Esq.
                              Corporate Secretary

Exhibit 10.1.10.1


                              SANTA BARBARA BANCORP

                      1996 DIRECTORS STOCK OPTION AGREEMENT


    THIS OPTION AGREEMENT (the "Agreement), is granted as of July 1, 19___ (the "Effective Date"), by SANTA BARBARA BANCORP (the "Company") to ________________ ("Optionee").

                                    RECITALS

    WHEREAS, the Company has duly adopted its 1996 Director Stock Option Plan (the "Plan"); and

    WHEREAS, Optionee is entitled to be awarded and granted an option under the Plan;

    NOW, THEREFORE:

1.    GRANT OF OPTION

    The Company hereby grants to Optionee the option to purchase ("Option") from the Company _________________________ (_____) shares of its Common Stock at an exercise price of $_____ per share, which price is not less than the fair market value per share of the Common Stock of the Company as of the Effective Date. The Option may be exercised on the terms and conditions set forth in this Agreement and the Plan. In the event of any conflict between the terms and conditions of the Plan and the terms and conditions of this Agreement, the terms and conditions of the Plan shall control.

2.    OPTION PERIOD

    The period during which the Option may be exercised (the "Option Period") shall commence on the date six (6) months after the Effective Date and shall terminate five (5) years after the Effective Date unless the Option is terminated earlier in accordance with the provisions of this Agreement or the Plan.

3.    EXERCISE

    The Option may be exercised in full or in part at any time and from time to time during the Option Period (except that it may not be exercised for any fractional shares). The exercise price must be paid (a) in cash or check or (b) by the tender, whether through surrender or attestation, of shares of Common Stock of the Company owned by Optionee having a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the Option is being exercised, or (c) any combination of such methods of payment. In the event that the exercise price is paid, whether in whole or in part, through the tender of shares of Common Stock of the Company owned by Optionee, then (i) Optionee shall be entitled to receive a grant of a Reload Option in accordance with the terms of the Plan, but (ii) the Option must be exercised for a minimum of at least 100 shares.

4.    EXPIRATION

    4.1 Termination of Status as Director. If Optionee's status as a Director is terminated for any reason other than cause or Optionee's death or disability, Optionee may, but only during the three (3)-month period immediately following the date of the termination of Optionee's status as a Director (but not later than the expiration of the term of the Option), exercise the Option to the extent that the Option was exercisable at the date of such termination. If Optionee does not exercise the Option in full during such 3-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 3-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

      4.2 Disability of Optionee. Notwithstanding the provisions of Section 4.1, above, if Optionee's status as a Director is terminated by reason of Optionee's death or disability (as such term is defined in the Plan), Optionee or his or her estate or personal representative may exercise the Option to the extent that the Option was exercisable at the date of such termination in whole or in part at any time and from time to time during the twelve (12)-month period immediately following the date of the termination of Optionee's status as a Director (but not later than the expiration of the term of the Option). If Optionee does not exercise the Option in full during such 12-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 12-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

      4.3 Termination for Cause. If Optionee's status as a Director is terminated for cause, the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part. For purposes of this Section, Optionee's status as a Director shall be deemed to be terminated for "cause" as of the date on which Optionee is removed as a Director for any reason described in Section 304 of the California General Corporation Law, as amended from time to time.

      4.4 Status as a Director. The termination of Optionee's status as a Director shall be deemed to occur on the effective date of the earliest of (a) Optionee's resignation as a Director, (b) the removal of Optionee as a Director, and (c) Optionee's death or disability.

5.    RESTRICTION ON TRANSFER OF STOCK ISSUED

      5.1 Holding Period. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period equal to the longer of five (5) years following the Effective Date and two (2) years following the date on which such shares are issued to the Optionee on exercise of the Option; provided that the foregoing restriction on transfer shall not apply to Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 12, below, in which the Company is not the surviving corporation, or (c), subject to the provisions of Section 5.2 hereof, to a person or entity described in Section
9.2.1 hereof.

      5.2 Exempt Transfers. Notwithstanding the foregoing, Optionee may transfer shares of Common Stock or other securities acquired on exercise of the Option to a person described in Section 9.2.1 hereof only if all of the following conditions are satisfied: (a) the transfer is a permitted transfer under Section
9.2.1 hereof; (b) Optionee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 9.2.1 hereof; (c) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of the Plan and this Agreement, including the provisions of this Section; and (d) the transfer is of a whole number multiple of one hundred (100) shares.

      5.3 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of the Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.

6.     TAX WITHHOLDING

    To the extent that the exercise of the Option gives rise to an obligation on the part of the Company to withhold income tax from amounts otherwise to be paid to Optionee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At Optionee's election, withholding may be made by the Company's retention of shares of Common Stock of the Company which would otherwise be issued to Optionee as a result of the exercise of the Option. If withholding is made in shares of the Company's Common Stock, the Company shall grant to Optionee, in accordance with the terms and conditions specified in the Plan, a Reload Option for the number of shares so withheld.

7.    COMPLIANCE WITH APPLICABLE LAW

      7.1 Applicable Law. Shares of Common Stock and other securities shall not be issued pursuant to the exercise of the Option unless the exercise of the Option and the issuance and delivery of such shares and securities shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations promulgated thereunder, the requirements of any stock exchange on which the shares or securities then may be listed, and any applicable state securities laws. In addition, the Company may require as a condition to the issuance of any shares or securities pursuant to the exercise of the Option, an opinion of counsel for the Company with respect to such compliance.

      7.2 Investment Intent. As a condition to the exercise of the Option, the Company may require Optionee to represent and warrant at the time of such exercise that the shares and securities are being purchased for investment and without any intention to sell or distribute such shares or securities if, in the opinion of counsel for the Company, such a representation is required for compliance with applicable law.

      7.3 Company Efforts. The inability of the Company to obtain authority from any regulatory body having jurisdiction over the issuance of any shares of Common Stock or other securities on the exercise of the Option, which authority is deemed by the Company's counsel to be necessary to the lawful issuance of such shares or securities, shall relieve the Company of liability in respect of the failure to issue such shares or securities as to which such authority has not been obtained. The Company shall use reasonable efforts to obtain all authority required for the due issuance of any shares of Common Stock and other securities issuable on exercise of the Option.

8.    NOTICE OF EXERCISE

      8.1 Exercise Procedure. The Option shall be exercised by Optionee's delivery to the Company of a written notice specifying the number of shares which Optionee then desires to purchase, accompanied by full payment of the aggregate exercise price thereof and, if appropriate, an executed Spousal Consent. As soon as practicable after its receipt of the notice of exercise and payment of the exercise price, the Company shall issue and deliver to Optionee one or more certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of Optionee and/or such other person(s) as Optionee has properly designated in the notice of exercise.

      8.2 Name of Issuee. Optionee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued on such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock and other securities issuable on exercise of the Option shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act or the rules thereunder. The Company may rely on a representation of Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of the Option and the compliance of such exercise with the terms of the Plan and this Agreement. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Optionee, or Optionee's personal representative if Optionee has died or become permanently disabled prior to the delivery of the shares. Optionee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Optionee, or Optionee's personal representative, who is designated in the notice of exercise.

      8.3 Transfer Taxes. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Optionee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Optionee at the time of the delivery of the notice of exercise.

9.    TRANSFERABILITY OF OPTIONS

      9.1 Restriction on Transfer. Except as specifically set forth in Section
9.2 hereof, Optionee may not sell, pledge, assign, hypothecate, transfer, or otherwise dispose of all or any portion of the Option other than by will or the laws of descent and distribution.

      9.2 Limited Transferability. Notwithstanding anything in Section 9.1 hereof to the contrary, Optionee may transfer all or any portion of the Option in accordance with the provisions of this Section 9.2. Any purported transfer of all or any portion of the Option that does not comply with all of the provisions of this Section 9.2 shall be null and void ab initio.

      9.2.1 Permitted Transferees. All or any portion of the Option may be transferred or assigned by Optionee only to one or more of the following: (a) Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by Optionee and with respect to which all beneficial interests are held by one or more of Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company in which all voting and equity interests are held by one or more of Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from Optionee. The Company may require as a condition to any transfer under this Section 9.2 that the proposed transferee provide to the Company reasonable evidence that the transferee is described in one of the foregoing clauses.

      9.2.2 Permitted Transfers. Any transfer of all or any portion of the Option under this Section 9.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
9.2.1 above, in which the Optionee does not receive any consideration other than the Optionee's interest in such partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

      9.2.3 Minimum Transfer. Any transfer of a portion of the Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred (100) shares of Optioned Stock.

      9.2.4 Notice to the Company. Optionee shall give the Company at least ten
(10) days prior written notice of any proposed transfer of all or any portion of the Option pursuant to this Section 9.2 and shall include with such notice:

              A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 9.2.1 hereof; and

              B. The proposed transferee's written agreement to accept the transferred Option and any shares of Common Stock acquired on exercise of the Option subject to all of the terms and conditions of the Plan and this Agreement, including the provisions dealing with the termination of the Option on the death or disability of Optionee or the termination of Optionee's status as a Director of the Company.

          9.2.5 No Further Transfer. Notwithstanding anything in the Plan or this Agreement to the contrary, a transferee of all or any portion of the Option shall not have the right to further transfer all or any portion of the transferred Option to any person or entity other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

          9.2.6 Further Acts. The Company may require as a condition to the transfer of all or any portion of the Option such additional information and agreements from Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

          9.2.7 Withholding on Exercise of Transferred Option. Optionee acknowledges and agrees that, if Optionee transfers all or any portion of the Option pursuant to this Section 9.2 and the transferee exercises the Option, such exercise may be subject to income tax withholding and Optionee will be obligated to satisfy such income tax withholding obligation to the same extent as if Optionee had retained and exercised the Option. Optionee shall be solely responsible for determining the tax and legal consequences of Optionee's transfer of all or any portion of the Option and of the transferee's exercise of the Option, and for obtaining such tax and legal advice as Optionee deems appropriate.

          9.2.8 Disclaimer. The Company's acceptance of any transfer of all or any portion of the Option shall not be considered legal or tax advice to Optionee or the proposed transferee as to (a) their compliance with any applicable law, rule or regulation or (b) the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option. The Company's acceptance of any transfer of all or any portion of the Option shall not obligate the Company to accept any subsequent transfer of all or any portion of the Option.

10.    NO RIGHTS AS SHAREHOLDER

    Optionee shall not be deemed to be a shareholder of the Company with respect to the shares of Common Stock or other securities issuable upon exercise of the Option, unless and until such shares or securities shall have been duly issued to Optionee upon exercise of the Option and the exercise price shall have been paid in full.

11.    RECAPITALIZATION OF COMPANY

    Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Board of Directors of the Company, the determination of which in that respect shall be final, binding, and conclusive.

12.    REORGANIZATION OR LIQUIDATION OF THE COMPANY

In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of the Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided that, if the Option would be cancelled in accordance with the foregoing, Optionee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part even though the Option Period has not yet begun. The Company shall give Optionee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything herein to the contrary, (i) any exercise of the Option effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale, and (ii) if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) such exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

13.    INTERPRETATION

      13.1 Coordination with Plan. This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Board of Directors of the Company shall have full power to interpret the provisions of this Agreement and the Plan and to decide any dispute which may arise hereunder or thereunder, and its action shall be final and conclusive upon all persons affected thereby. All references in this Agreement to Optionee shall mean and include Optionee's personal representative if Optionee has died or become permanently disabled prior to the time in question.

      13.2 Fair Market Value. The fair market value of the Company's Common Stock as of any date shall be the value of the Common Stock determined as follows.

         13.2.1 If the Common Stock is listed on an established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in the Common Stock) on the last market trading day prior to the date of determination.

         13.2.2 If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination.

      13.3 Definitions. Capitalized terms not otherwise defined in this Agreement shall be used as they are defined in the Plan.

14.    ACKNOWLEDGEMENT OF RECEIPT; OPTION SUBJECT TO PLAN

    Optionee acknowledges receipt of a copy of the Plan, the Prospectus applicable to the Plan and all other information regarding the Company and the Plan as Optionee has reasonably requested.

15.    TAX MATTERS

    Optionee understands that the grant and exercise of the Option will have tax and legal consequences to Optionee and that the Company is neither making any representation to Optionee nor advising Optionee as to the tax or other legal consequences of the grant or exercise of the Option or of any other action taken or to be taken by Optionee under this Agreement or with respect to the Option. Optionee shall be solely responsible for determining such tax and legal consequences and for obtaining such advice as Optionee deems appropriate.

         OPTIONEE ACKNOWLEDGES THAT IT IS OPTIONEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO OPTIONEE OF THIS AGREEMENT AND OPTIONEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, OPTIONEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF OPTIONEE REQUESTS THE COMPANY TO DO SO.

16.    SPOUSAL CONSENT

    If Optionee is married or otherwise deemed to have a spouse for purposes of California law, Optionee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option. Notwithstanding anything in this Agreement to the contrary, if Optionee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Optionee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Optionee any shares of Common Stock or other securities covered by the Option until Optionee delivers to the Company a duly executed Spousal Consent form.

17.    ENTIRE AGREEMENT

    This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement and the Plan.

18.    GOVERNING LAW

    This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

19.    NOTICES

    Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

    IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP


By:___________________________


Its:__________________________


Address for Notices:

1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"OPTIONEE":

---------------------


------------------------------
Signature of Optionee

------------------------------
Name of Optionee

Address for Notices:






                                CONSENT OF SPOUSE


      I acknowledge that I have read the foregoing Directors Stock Option Agreement (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the shares of Common Stock and other securities that may be issued on exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such shares of Common Stock and other securities and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder the operation of the Agreement or to attempt the sale or transfer of any of the shares of Common Stock and other securities, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                              ____________________, spouse of

Exhibit 10.1.10.2


                              SANTA BARBARA BANCORP

                      1996 DIRECTORS STOCK OPTION AGREEMENT

                                 (RELOAD OPTION)


   THIS OPTION AGREEMENT, granted as of_______________ , 19__ (the "Effective Date"), by SANTA BARBARA BANCORP, (the "Company"), to ____________ ("Optionee").

RECITALS:

   A. The Company has duly adopted its 1996 Directors Stock Option Plan (the "Plan");

   B. Optionee has exercised an option previously granted under the Plan (the "Original Option") through the tender, whether by surrender or attestation, of shares of the Common Stock of the Company owned by Optionee; and

   C. The Company proposes to grant to Optionee under the Plan a Reload Option with respect to that number of shares of Common Stock tendered by Optionee to the Company on exercise of the Original Option;

   NOW, THEREFORE:

1.   GRANT OF OPTION

   The Company hereby grants to Optionee the option to purchase ("Option") from the Company ( ) shares of its Common Stock at an exercise price of $ per share, which price is not less than the fair market value per share of the Common Stock of the Company as of the Effective Date. The Option may be exercised on the terms and conditions set forth in this Agreement and the Plan. In the event of any conflict between the terms and conditions of the Plan and the terms and conditions of this Agreement, the terms and conditions of the Plan shall control.

2.   OPTION PERIOD

   The period during which the Option may be exercised (the "Option Period") shall commence on the date six (6) months after the Effective Date and shall terminate five (5) years after the Effective Date unless the Option is terminated earlier in accordance with the provisions of this Agreement or the Plan.

3.   EXERCISE

   The Option may be exercised in full or in part at any time and from time to time during the Option Period (except that it may not be exercised for any fractional shares). The exercise price must be paid (a) in cash or check or (b) by the tender, whether through surrender or attestation, of shares of Common Stock owned by Optionee, having a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the Option is being exercised, or (c) any combination of such methods of payment. In the event that the exercise price is paid, whether in whole or in part, through the tender of shares of Common Stock of the Company owned by Optionee, then (i) Optionee shall be entitled to receive a grant of a Reload Option in accordance with the terms of the Plan, but (ii) the Option must be exercised for a minimum of at least 100 shares.

4.   EXPIRATION

      4.1 Termination of Status as Director. If Optionee's status as a Director is terminated for any reason other than cause or Optionee's death or disability, Optionee may, but only within the three (3)-month period from the date of the termination of Optionee's status as a Director (but not later than the expiration of the term of the Option), exercise the Option to the extent that the Option was exercisable at the date of such termination. If Optionee does not exercise the Option in full during such 3-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 3-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

      4.2 Disability of Optionee. Notwithstanding the provisions of Section 4.1, above, if Optionee's status as a Director is terminated by reason of Optionee's death or disability, Optionee or his or her estate or personal representative may exercise the Option to the extent that the Option was exercisable at the date of such termination in whole or in part at any time and from time to time during the twelve (12)-month period following the date of the termination of Optionee's status as a Director (but not later than the expiration of the term of the Option). If Optionee does not exercise the Option in full during such 12-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 12-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

      4.3 Termination for Cause. If Optionee's status as a Director is terminated for cause, the Option shall terminate simultaneously with the termination of Optionee's status as a Director and thereafter shall not be exercisable in whole or in part. For purposes of this Section, Optionee's status as a Director shall be deemed to be terminated for "cause" as of the date on which Optionee is removed as a Director for any reason described in Section 304 of the California General Corporation Law.

      4.4 Status as a Director. The termination of Optionee's status as a Director shall be deemed to occur on the effective date of the earliest of (a) Optionee's resignation as a Director, (b) the removal of Optionee as a Director, and (c) Optionee's death or disability.

      4.5 Early Sale of Shares. If Optionee sells, within one (1) year after the date of Optionee's exercise of the Original Option, any of the shares of Common Stock which were issued on the exercise of the Original Option with respect to which the Option was granted, the Option shall terminate automatically on the date of such sale.

5.   RESTRICTION ON TRANSFER OF STOCK ISSUED

      5.1 Holding Period. None of the shares of Common Stock and other securities issued upon exercise of the Option may be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of, without the prior written approval of the Company, for a period equal to the longer of five (5) years following the Effective Date and two (2) years following the date on which such shares are issued to the Optionee on exercise of the Option; provided that the foregoing restriction on transfer shall not apply to Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price payable upon exercise of the Option or the satisfaction of any income tax withholding obligation with respect to any exercise of the Option or (b) to the acquiring party in any transaction described in Section 12, below, in which the Company is not the surviving corporation, or (c), subject to the provisions of Section 5.2 hereof, to a person or entity described in Section
9.2.1 hereof.


      5.2 Exempt Transfers. Notwithstanding the foregoing, Optionee may transfer shares of Common Stock or other securities acquired on exercise of the Option to a person described in Section 9.2.1 hereof only if all of the following conditions are satisfied: (a) the transfer is a permitted transfer under Section
9.2.1 hereof; (b) Optionee gives the Company at least ten (10) days prior written notice of the proposed transfer, which notice shall specify the name and address of the proposed transferee and the basis on which the proposed transferee is a person or entity described in Section 9.2.1 hereof; (c) the proposed transferee agrees in writing for the benefit of the Company to acquire and hold the transferred shares of Common Stock or other securities subject to the terms and conditions of the Plan and this Agreement, including the provisions of this Section; and (d) the transfer is of a whole number multiple of one hundred (100) shares.

      5.3 Legend. Appropriate legends shall be placed on any certificates evidencing the shares of Common Stock or other securities issued upon exercise of the Option and appropriate stop transfer instructions shall be given to the Company's transfer agent.

6.    TAX WITHHOLDING

   To the extent that the exercise of the Option gives rise to an obligation on the part of the Company to withhold income tax from amounts otherwise to be paid to Optionee, the Company shall do so on such terms and in accordance with such procedures as may be required under applicable law. At Optionee's election, withholding may be made by the Company's retention of shares of Common Stock of the Company which would otherwise be issued to Optionee as a result of the exercise of the Option. If withholding is made in shares of the Company's Common Stock, the Company shall grant to Optionee, in accordance with the terms and conditions specified in the Plan, a Reload Option for the number of shares so withheld.

7.   COMPLIANCE WITH APPLICABLE LAW

      7.1 Applicable Law. Shares of Common Stock and other securities shall not be issued pursuant to the exercise of the Option unless the exercise of the Option and the issuance and delivery of such shares and securities shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations promulgated thereunder, the requirements of any stock exchange on which the shares or securities then may be listed, and any applicable state securities laws. In addition, the Company may require as a condition to the issuance of any shares or securities pursuant to the exercise of the Option, an opinion of counsel for the Company with respect to such compliance.

      7.2 Investment Representation. As a condition to the exercise of the Option, the Company may require Optionee to represent and warrant at the time of such exercise that the shares and securities are being purchased for investment and without any intention to sell or distribute such shares or securities if, in the opinion of counsel for the Company, such a representation is required for compliance with applicable law.

      7.3 Company Efforts. The inability of the Company to obtain authority from any regulatory body having jurisdiction over the issuance of any shares of Common Stock or other securities on the exercise of the Option, which authority is deemed by the Company's counsel to be necessary to the lawful issuance of such shares or securities, shall relieve the Company of liability in respect of the failure to issue such shares or securities as to which such authority has not been obtained. The Company shall use reasonable efforts to obtain all authority required for the due issuance of any shares of Common Stock and other securities issuable on exercise of the Option.


8.   NOTICE OF EXERCISE

      8.1 Exercise Procedure. The Option shall be exercised by Optionee's delivery to the Company of a written notice specifying the number of shares which Optionee then desires to purchase, accompanied by full payment of the aggregate exercise price thereof and, if appropriate, an executed Spousal Consent. As soon as practicable after its receipt of the notice of exercise and payment of the exercise price, the Company shall issue and deliver to Optionee one or more certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of Optionee and/or such other person(s) as Optionee has properly designated in the notice of exercise.

      8.2 Name of Issuee. Optionee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued on such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything in this Agreement to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock and other securities issuable on exercise of the Option shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act or the rules thereunder. The Company may rely on a representation of Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of the Option and the compliance of such exercise with the terms of the Plan and this Agreement. The Company shall have no obligation to deal directly with, and shall have no liability to, any person other than Optionee, or Optionee's personal representative if Optionee has died or become permanently disabled prior to the delivery of the shares. Optionee shall indemnify and hold harmless the Company, and each of its officers, directors, employees and agents, from and against any and all claims made by any person other than Optionee, or Optionee's personal representative, who is designated in the notice of exercise.

      8.3 Transfer Taxes. The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issue and delivery of the foregoing stock certificates, except that, in case such stock certificates shall be registered in a name or names other than the name of Optionee, funds sufficient to pay all stock transfer taxes which shall be payable upon the issuance of such stock certificates shall be paid by Optionee at the time of the delivery of the notice of exercise.

9.   TRANSFERABILITY OF OPTIONS

      9.1 Restriction on Transfer. Except as specifically set forth in Section
9.2 hereof, Optionee may not sell, pledge, assign, hypothecate, transfer, or otherwise dispose of all or any portion of the Option other than by will or the laws of descent and distribution.

      9.2 Limited Transferability. Notwithstanding anything in Section 9.1 hereof to the contrary, Optionee may transfer all or any portion of the Option in accordance with the provisions of this Section 9.2. Any purported transfer of all or any portion of the Option that does not comply with all of the provisions of this Section 9.2 shall be null and void ab initio.

         9.2.1 Permitted Transferees. All or any portion of the Option may be transferred or assigned by Optionee only to one or more of the following: (a) Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by Optionee and with respect to which all beneficial interests are held by one or more of Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company in which all voting and equity interests are held by one or more of Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and (e) such other persons and entities as the Company may specifically approve in writing after written notice from Optionee. The Company may require as a condition to any transfer under this Section 9.2 that the proposed transferee provide to the Company reasonable evidence that the transferee is described in one of the foregoing clauses.

         9.2.2 Permitted Transfers. Any transfer of all or any portion of the Option under this Section 9.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
9.2.1 above, in which the Optionee does not receive any consideration other than the Optionee's interest in such partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

         9.2.3 Minimum Transfer. Any transfer of a portion of the Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred (100) shares of Optioned Stock.

         9.2.4 Notice to the Company. Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer or assignment of all or any portion of the Option pursuant to this Section 9.2 and shall include with such notice:

            A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 9.2.1 hereof; and

            B. The proposed transferee's written agreement to accept the transferred Option and any shares of Common Stock acquired on exercise of the Option subject to all of the terms and conditions of the Plan and this Agreement, including the provisions dealing with the termination of the Option on the death or disability of Optionee or the termination of Optionee's status as a Director of the Company.

         9.2.5 No Further Transfer. Notwithstanding anything in the Plan or this Agreement to the contrary, a transferee of all or any portion of the Option shall not have the right to further transfer all or any portion of the transferred Option to any person or entity other than by will or the laws of descent and distribution other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

         9.2.6 Further Acts. The Company may require as a condition to the transfer of all or any portion of the Option such additional information and agreements from Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

         9.2.7 Withholding on Exercise of Transferred Option. Optionee acknowledges and agrees that, if Optionee transfers all or any portion of the Option pursuant to this Section 9.2 and the transferee exercises the Option, such exercise may be subject to income tax withholding and Optionee will be obligated to satisfy such income tax withholding obligation to the same extent as if Optionee had retained and exercised the Option. Optionee shall be solely responsible for determining the tax and legal consequences of Optionee's transfer of all or any portion of the Option and of the transferee's exercise of the Option, and for obtaining such tax and legal advice as Optionee deems appropriate.

         9.2.8 Disclaimer. The Company's acceptance of any transfer of all or any portion of the Option shall not be considered legal or tax advice to Optionee or the proposed transferee as to (a) their compliance with any applicable law, rule or regulation or (b) the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option. The Company's acceptance of any transfer of all or any portion of the Option shall not obligate the Company to accept any subsequent transfer of all or any portion of the Option.

10.   NO RIGHTS AS SHAREHOLDER

   Optionee shall not be deemed to be a shareholder of the Company with respect to the shares of Common Stock or other securities issuable upon exercise of the Option, unless and until such shares or securities shall have been duly issued to Optionee upon exercise of the Option and the exercise price shall have been paid in full.

11.   RECAPITALIZATION OF COMPANY

   Except as otherwise provided herein, appropriate and proportionate adjustments shall be made in the number and class of shares subject to the Option and the exercise price of the Option, in the event of a stock dividend (but only on Common Stock), stock-split, reverse stock-split, recapitalization, reorganization or like change in the capital structure of the Company. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Board of Directors of the Company, the determination of which in that respect shall be final, binding, and conclusive.

12.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

   In the event of (a) a liquidation of the Company, or (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) any sale of all or substantially all of the Company's assets, any unexercised portion of the Option shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Option or to issue substitute options in place thereof; provided that if the unexercised portion of the Option would be cancelled in accordance with the foregoing, Optionee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Option in whole or in part even though the Option Period has not yet begun. The Company shall give Optionee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in the Plan or this Agreement to the contrary, (i) any exercise of the Option effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then (A) any exercise during the foregoing 10-day period shall cease to be effective ab initio and (B) the unexercised portion of the Option shall be exercisable as otherwise determined under this Agreement and without consideration of this Section.

13.   INTERPRETATION

      13.1 Coordination with Plan. This Agreement is subject to all of the terms and conditions of the Plan, and in the event of any conflict between any of the provisions of this Agreement and any of the provisions of the Plan, the applicable provisions of the Plan shall control. The Board of Directors of the Company shall have full power to interpret the provisions of this Agreement and of the Plan and to decide any dispute which may arise hereunder or thereunder, and its action shall be final and conclusive upon all persons affected thereby. All references in this Agreement to Optionee shall mean and include Optionee's personal representative if Optionee has died or become permanently disabled prior to the time in question.

      13.2 Fair Market Value. The fair market value of the Company's Common Stock as of any date shall be the value of the Common Stock determined as follows.

            13.2.1 If the Common Stock is listed on an established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in the Common Stock) on the last market trading day prior to the date of determination.

            13.2.2 If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination.

      13.3 Definitions. Capitalized terms not otherwise defined in this Agreement shall be used as they are defined in the Plan.

14.   ACKNOWLEDGEMENT OF RECEIPT; OPTION SUBJECT TO PLAN

   Optionee acknowledges receipt of a copy of the Plan, the Prospectus applicable to the Plan and all other information regarding the Company and the Plan as Optionee has reasonably requested.

15.   TAX MATTERS

   Optionee understands that the grant and exercise of the Option will have tax and legal consequences to Optionee and that the Company is neither making any representation to Optionee nor advising Optionee as to the tax or other legal consequences of the grant or exercise of the Option or of any other action taken or to be taken by Optionee under this Agreement or with respect to the Option. Optionee shall be solely responsible for determining such tax and legal consequences and for obtaining such advice as Optionee deems appropriate.

         OPTIONEE ACKNOWLEDGES THAT IT IS OPTIONEE'S SOLE RESPONSIBILITY TO EVALUATE AND DETERMINE THE TAX AND LEGAL CONSEQUENCES TO OPTIONEE OF THIS AGREEMENT AND OPTIONEE'S EXERCISE OF THE OPTION AND ACQUISITION OF THE SHARES AND THAT THE COMPANY HAS NOT ADVISED, AND HAS NO OBLIGATION TO ADVISE, OPTIONEE WITH RESPECT TO ANY SUCH TAX AND LEGAL CONSEQUENCES, EVEN IF OPTIONEE REQUESTS THE COMPANY TO DO SO.

16.   SPOUSAL CONSENT

   If Optionee is married or otherwise deemed to have a spouse for purposes of California law, Optionee shall have his or her spouse execute the form of Spousal Consent attached to this Agreement, as such form may be amended or revised by the Company from time to time, contemporaneously with the execution of this Agreement and on each exercise of the Option. Notwithstanding anything in this Agreement to the contrary, if Optionee is married or otherwise deemed to have a spouse for purposes of California law, (a) this Agreement and the Option shall not be effective for any purpose until Optionee delivers to the Company a duly executed Spousal Consent form and (b) the exercise of the Option shall not be effective and the Company shall not be obligated to issue to Optionee any shares of Common Stock or other securities covered by the Option until Optionee delivers to the Company a duly executed Spousal Consent form.


17.   ENTIRE AGREEMENT

   This Agreement and the Plan collectively contain the entire understanding between the parties with respect to the subject matter hereof, and supersede any and all prior written or oral agreements between the parties with respect to the subject matter hereof. There are no representations, agreements, arrangements, or understandings, either written or oral, between or among the parties with respect to the subject matter hereof which are not set forth in this Agreement and the Plan.

18.   GOVERNING LAW

   This Agreement shall be governed by, and construed in accordance with, the laws of the State of California applicable to contracts made and to be fully performed in the State of California.

19.   NOTICES

   Any notice given pursuant to this Agreement shall be in writing and shall be given by personal service or by United States certified mail, return receipt requested, postage prepaid to the addresses appearing on the signature page of this Agreement or such other address as may be given by either party for purposes of this Agreement. Notice given by personal service shall be deemed effective on the date it is delivered to the addressee, and notice mailed shall be deemed effective on the third day following its placement in the mail addressed to the addressee. Either party may change its address for notice purposes by giving the other party notice of such change in accordance with this Section. Notwithstanding anything herein to the contrary, any notice that consists solely of notice of the change of address of any party may be given by regular mail.

   IN WITNESS WHEREOF, the parties have entered into this Restricted Stock Option Agreement as of the date first above written.

"COMPANY":

SANTA BARBARA BANCORP



   By: Its:


1021 Anacapa Street
Santa Barbara, CA 93102
Attn:
"OPTIONEE":






Signature of Optionee


Name of Optionee


Address of Optionee




                                CONSENT OF SPOUSE


   I acknowledge that I have read the foregoing Directors Stock Option Agreement (Reload Option) (the "Agreement") and that I know its contents. I am aware that by its provisions my spouse agrees to not sell the shares of Common Stock and other securities that may be issued on exercise of the Option, including my community interest, if any, in them, during certain periods specified in the Agreement. I hereby approve of the provisions of the Agreement, agree that such shares of Common Stock and other securities and my community property interest in them, if any, are subject to the provisions of the Agreement and that I will take no action at any time to hinder operation of the Agreement or to attempt the sale or transfer of any of the shares of Common Stock and other securities, including my community property interest in them, if any, other than pursuant to the terms of the Agreement.



Date                              ____________________, spouse of

EXHIBIT 11
SANTA BARBARA BANCORP & SUBSIDIARIES
COMPUTATION OF PER SHARE EARNINGS
(amounts in thousands                    For the Years Ended December 31
 except per share amounts)                    1996            1995
                                                  Fully           Fully
                                        Primary  Diluted Primary Diluted
Weighted Average Shares Outstanding       7,635   7,635   7,677   7,677

Weighted Average Options Outstanding        747     747     678     678
Anti-dilution adjustment (1)                (34)           (14)
Adjusted Options Outstanding                713     747     664     678
Equivalent Buyback Shares (2)              (416)   (416)   (451)   (432)
Total Equivalent Shares                     297     331     213     246
Adjustment for Non-Qualified
  Tax Benefit (3)                          (122)   (136)    (88)   (101)
Weighted Average Equivalent
   Shares Outstanding                       175     195     125     145

Weighted Average Shares for Computation   7,810   7,830   7,802   7,822


Fair Market Value (4)                    $25.74  $28.00  $18.40  $19.83

Net Income                              $15,665 $15,665 $10,416 $10,416

Per Share Earnings                        $2.01   $2.00   $1.34   $1.33

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

Exhibit 13 - Annual Report to Security-holders


                    1996 FINANCIAL STATEMENTS & INFORMATION
                     Santa Barbara Bancorp and Subsidiaries

TABLE OF CONTENTS

17  Management's Responsibility for Financial Reporting
18  Historical Summary
20  Management's Discussion and Analysis of Financial Condition
     and Results of Operations
49  Report of Independent Public Accountants
50  Consolidated Financial Statements
54  Notes to Consolidated Financial Statements
76  Selected Annual and Quarterly Financial Data



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

The consolidated financial statements presented on pages 50 through 53 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1996, in relation to the criteria described in the report, Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1996, Santa Barbara Bancorp's internal control structure was effective in achieving the objectives stated above.

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


David W. Spainhour       William S. Thomas, Jr.     Donald Lafler
President and            President and              Senior Vice President and
Chief Executive Officer  Chief Executive Officer    Chief Financial Officer
Santa Barbara Bancorp    Santa Barbara Bank & Trust Santa Barbara Bancorp and
                                                    Santa Barbara Bank & Trust

HISTORICAL SUMMARY (unaudited)
Santa Barbara Bancorp
and Subsidiaries                page 1
(shares and amounts other than per share amounts in thousands)
Balance Sheets (as of December 31)                   1996          1995          1994           1993         1992
Assets:
 Cash and due from banks                         $     51,181   $    74,746    $   69,630     $ 50,946    $ 44,059
 Federal funds sold                                    70,000        65,000        15,000                       --
 Securities                                           418,038       357,565       386,959      383,518     387,670
 Bankers' acceptances and
  commercial paper                                     64,732       139,294        80,594       63,614      35,300
 Net loans                                            667,595       546,452       486,520      454,163     467,862
 Premises and equipment, net                            6,835         8,149         7,391        6,657       5,111
 Other assets                                          22,939        21,155        21,522       20,245      21,237
  Total assets                                     $1,301,320   $ 1,212,361    $1,067,616     $979,143    $961,239

Liabilities and shareholders' equity:
 Demand deposits                                   $  178,511   $   158,122    $  147,085     $114,557    $116,342
 Time and savings deposits                            934,572       895,898       809,632      751,696     733,033
  Total deposits                                    1,113,083     1,054,020       956,717      866,253     849,375
 Securities sold under agreements
  to repurchase and Federal funds
  purchased                                            33,490        51,316         9,487       20,155      25,983
 Other liabilities                                     47,154         6,028         7,452        6,744       8,736
 Shareholders' equity                                 107,593       100,997        93,960       85,991      77,145
  Total liabilities and shareholders' equity       $1,301,320   $ 1,212,361    $1,067,616     $979,143    $961,239

Statements of Income (for the years ended December 31):
 Operating revenue                                   $109,273   $    99,975       $87,984      $82,535     $85,978
 Operating expense (1)                                 86,655        85,575        70,515       65,848      69,968
 Income before taxes                                   22,618        14,400        17,469       16,687      16,010
 Applicable income taxes (1)                            6,953         3,985         4,518        3,757       4,310
  Net income                                          $15,665       $10,415       $12,951      $12,930     $11,700

Per share data (adjusted for stock dividends and splits):
 Average shares outstanding                             7,635         7,672         7,647        7,783       7,773
 Net income                                             $2.05         $1.36         $1.69        $1.66       $1.51
 Cash dividends declared                                $0.71         $0.55         $0.52        $0.47       $0.38
Other statistics:
 Stock dividends declared                                  --            --            --           --          --
 Stock splits declared                                     --      3 FOR 2             --           --          --
 Trust assets under administration
  (market value)                                   $1,613,565    $1,393,737    $1,188,748   $1,165,522    $926,233

(1) For the year 1992, operating expense includes the cumulative effect of the accounting change and provision for income tax includes the tax effect of the change. For the year 1993, provision for income tax includes the tax effect of the change in accounting principle for that year.

HISTORICAL SUMMARY (unaudited)
Santa Barbara Bancorp
and Subsidiaries                page 2
(shares and amounts other than per share amounts in thousands)
Balance Sheets (as of December 31)                     1991          1990          1989         1988         1985
Assets:
 Cash and due from banks                           $   44,987    $   29,233    $   46,941   $   48,273    $ 24,485
 Federal funds sold                                    20,000        25,000        40,000       30,000      23,600
 Securities                                           323,585       235,119       149,031      171,419     137,369
 Bankers' acceptances and
  commercial paper                                         --            --        19,883       29,200      19,619
 Net loans                                            491,529       531,962       445,475      344,051     206,563
 Premises and equipment, net                            7,598         6,036         6,874        5,248       5,326
 Other assets                                          19,483        16,495        13,774        7,376       6,308
  Total assets                                     $  907,182    $  843,845    $  721,978   $  635,567    $423,270

Liabilities and shareholders' equity:
 Demand deposits                                   $  107,068    $   99,806    $  107,677   $   96,866    $ 82,060
 Time and savings deposits                            693,554       646,613       527,661      470,074     292,404
  Total deposits                                      800,622       746,419       635,338      566,940     374,464
 Securities sold under agreements
  to repurchase and Federal funds
  purchased                                            30,046        27,092        26,228       15,924      15,875
 Other liabilities                                      9,299        12,077         7,039        7,213       6,994
 Shareholders' equity                                  67,215        58,257        53,373       45,490      25,937
  Total liabilities and shareholders' equity       $  907,182    $  843,845    $  721,978   $  635,567    $423,270

Statements of Income (for the years ended December 31):
 Operating revenue                                    $91,335       $90,268       $78,698      $60,444     $45,524
 Operating expense (1)                                 76,803        76,224        65,656       49,953      41,703
 Income before taxes                                   14,532        14,044        13,042       10,491       3,821
 Applicable income taxes (1)                            3,824         3,740         3,392        2,410        (43)
  Net income                                          $10,708       $10,304        $9,650       $8,081      $3,864

Per share data (adjusted for stock dividends and splits):
 Average shares outstanding                             7,797         7,780         7,894        7,899       7,489
 Net income                                             $1.37         $1.32         $1.22        $1.02       $0.52
 Cash dividends declared                                $0.31         $0.18         $0.17        $0.13       $0.08
Other statistics:
 Stock dividends declared                                  5%         2x5%             --          12%          5%
 Stock splits declared                                     --            --      4 FOR 3            --    5 FOR 4
 Trust assets under administration
  (market value)                                   $  853,428      $722,862      $700,948     $616,948    $315,961



HISTORICAL SUMMARY (unaudited)
Santa Barbara Bancorp
and Subsidiaries                page 3
(shares and amounts other than per share amounts in thousands)
Balance Sheets (as of December 31)                     1980          1975          1970         1965
Assets:
 Cash and due from banks                           $   12,357      $ 21,755      $  5,253     $  1,766
 Federal funds sold                                     3,425         1,100           700           --
 Securities                                            64,299        33,327        11,935        6,701
 Bankers' acceptances and
  commercial paper                                      4,934            --            --           --
 Net loans                                            103,580        39,544        21,134       12,854
 Premises and equipment, net                            4,590         1,936           718          194
 Other assets                                           3,307         1,339           373          164
  Total assets                                     $  196,492      $ 99,001      $ 40,113     $ 21,679

Liabilities and shareholders' equity:
 Demand deposits                                   $   64,405      $ 39,134      $ 16,867     $  8,370
 Time and savings deposits                            109,798        50,085        20,188       11,000
  Total deposits                                      174,203        89,219        37,055       19,370
 Securities sold under agreements
  to repurchase and Federal funds
  purchased                                             4,723         3,750            --           --
 Other liabilities                                      3,202         1,211           394          394
 Shareholders' equity                                  14,364         4,821         2,664        1,915
  Total liabilities and shareholders' equity       $  196,492      $ 99,001      $ 40,113     $ 21,679

Statements of Income (for the years ended December 31):
 Operating revenue                                    $21,870        $7,054        $3,067       $1,203
 Operating expense (1)                                 18,375         5,983         2,424        1,075
 Income before taxes                                    3,495         1,071           643          128
 Applicable income taxes (1)                            1,183           286           331           30
  Net income                                           $2,312          $785          $312          $98

Per share data (adjusted for stock dividends and splits):
 Average shares outstanding                             7,113         6,001         6,012        6,012
 Net income                                             $0.33         $0.13         $0.05        $0.02
 Cash dividends declared                                $0.05         $0.03         $0.01        $0.00
Other statistics:
 Stock dividends declared                                 15%            8%            5%           5%
 Stock splits declared                                     --            --            --           --
 Trust assets under administration
  (market value)                                   $  112,696        46,265        25,477        5,548



SANTA BARBARA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE EARNINGS, FINANCIAL CONDITION AND BUSINESS OF THE COMPANY

Summary Results

Total assets, loans, deposits and equity of Santa Barbara Bancorp all grew in 1996, both in terms of their average balances for the year and from period end to period end. This growth occurred in part due to the continued strong performance in Ventura County, where three branch offices were opened in 1995. In addition, $59 million of leasing assets were purchased in the fourth quarter of 1996. Net income rose to a record level in 1996, due primarily to an increase in net interest income and fee income and a substantial reduction in the provision for loan losses. Each of these is explained in more detail below in the relevant section of this discussion.

Southern California began to realize the positive effects of an economic recovery in 1996 and this is reflected in the Company's reduced level of non-performing assets and the amount of the provision for loan loss compared to 1995. The Company's 1996 year ending non-performing asset ratio is more favorable than the average for its peers (Note A on page 48).

Business of the Company

Santa Barbara Bancorp (the "Bancorp") is a California bank holding company incorporated in 1982 and is headquartered in the city of Santa Barbara. The Bancorp on its own has a few operations, but these are very insignificant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). Unless otherwise stated, "Company" refers to the consolidated entity and to the Bank when the context indicates. "Bancorp" refers to the parent company only.

The Bank first opened for business in March, 1960, as Santa Barbara National Bank, and became a state-chartered bank in May, 1979, changing its name to Santa Barbara Bank & Trust. The Bank operates ten banking offices along the southern Santa Barbara County coastline, two offices in the county's central Santa Ynez Valley, and four offices in adjacent Ventura County: one in Camarillo, one in Oxnard, and two in the City of Ventura. A full range of banking services are offered to households, professionals, and small to medium size businesses.

The Bancorp's other operating subsidiary, Sanbarco Mortgage Corporation ("Sanbarco"), formerly known as SBBT Service Corporation, provides mortgage brokering services and servicing of brokered loans. In addition, other activities include providing correspondent bank services, such as check processing, to other financial institutions throughout the Central Coast of California.

The remainder of this discussion is to assist readers of the accompanying financial statements by providing information on the environment in which the Company operates, the risks for a financial institution in this environment, the strategies adopted by the Company to address these risks, and the results of these strategies. Each of these elements will be addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes therein. Lastly, it is intended to provide insight into Management's assessment of the operating trends over the last several years and its expectations for 1997.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the actions of the Federal Reserve Board ("the Fed") to manage the pace of growth in the economy--raising short-term interest rates to slow the pace and forestall inflation, lowering rates to spur growth and avoid recession. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economy appears to be experiencing a recovery similar to the trends being realized throughout the state. New companies are establishing their headquarters in the area and the business climate in general is on the upswing. Tourism, which has long been important to the communities in the Company's market area, remains strong and an end to water hookup moratoria is having a positive impact, although moderate, on housing growth. The local governments have generally been perceived to be inclined towards environmentalism and slow-growth. However, at both the state and local levels more attention is now being paid to the need to create a supportive business climate in order to maintain a healthy, sustainable economy.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. The Bancorp, as a bank holding company, the Bank, as a member of the Federal Reserve Bank (the "FRB"), and Sanbarco, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. As a state-chartered commercial bank, the Bank is regulated by the California State Department of Banking. The Bank became a member of the Federal Reserve System in 1995 to simplify regulatory issues. Prior to becoming a member, the Bank's primary Federal regulator was the FDIC.

Changes in regulation impact the Company in different ways. The FRB requires that the Company maintain cash reserves equal to a percentage of the Company's transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers as a means of stimulating or slowing economic activity.

 Areas of regulatory concern are discussed below in the section entitled "Regulation". The Company is also impacted by minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements of the act are discussed below in the section titled "Regulation."

Trends in the Banking and Financial Services Industries

Among the major trends within the banking and financial services industries over the last several years has been the continuing consolidation through mergers and seizures. 1996 saw a continuation of this trend as a number of large mergers and takeovers were announced across the country. In the Company's market area, the acquisition of the largest independent bank in Ventura County, Ventura County National Bank, was announced in 1996 and completed in January 1997, by City National Bank. The largest acquisition completed in 1996 was the hostile acquisition of First Interstate Bancorp by Wells Fargo. This process of consolidation is expected to continue, and Management expects that, as in the past, it will provide the opportunity for the Company to gain both "in-market" market share from customers not satisfied with the new institution chosen for them and the opportunity for expansion into new geographic markets.

In 1996, the Company announced the signing of a definitive agreement to acquire First Valley Bank ("FVB") located in Lompoc. For further discussion of this transaction refer to the section entitled "First Valley Bank Acquisition".

Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industries such as AT&T and General Motors. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan and investment products. The latter are offered to retail customers through the Company's Trust & Investment Services Division.

INTEREST RATE RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of these external factors as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined. Also, the risks associated with existing products must periodically be reassessed. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and reassessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The process of addressing these risks is led by the Company's Risk Management Committee.

The special risks related to financial products are credit risk, market risk, mismatch risk, and basis risk. Credit risk is discussed in the sections related to loans. The nature of each of the other risks will be explained in the next section. The effective management of these risks is the backbone of the Company's business strategy.

NET INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF ASSETS AND LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company accepts funds from depositors or other creditors and then either loans the funds to borrowers or invests those funds in securities or other financial instruments. Fee income is discussed in other sections of this analysis, "Other Operating Income," and "Tax Refund Anticipation Loans and Refund Transfers."

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

Net interest margin is net interest income expressed as a percentage of average earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. That relationship is subject to the following types of risks that are related to changes in interest rates.

Market Risk Relating to Fixed Rate Instruments

The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to "market risk" is primarily due to rising interest rates. In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. Therefore, the exposure to market risk is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed rate securities generally earn less interest than fixed rate and longer term securities.

Note 14 to the financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities as of the end of 1996 and 1995. Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial assets were to it at December 31, 1996 and 1995 than when acquired. The excess of financial assets' fair values over carrying amounts at the end of 1996 is $10.0 million compared with $20.7 million at the end of 1995.

There is market risk relating to the Company's fixed rate or term liabilities as well as its assets. For financial liabilities, the adverse exposure to market risk is from lower rates because the Company must continue to pay the higher rate until the end of the term of the certificate. However, because the amount of fixed rate liabilities is significantly less than the fixed rate assets, and because the average maturity is substantially less than for the assets, the market risk is not as great. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the term deposits. They are worth $1.4 million more to customers at December 31, 1996 than they were when issued because, on a weighted average basis, they are paying higher than current market rates even though rates rose slightly in 1996.

Mismatch Risk

The second interest-related risk arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its loan portfolio tied to its base lending rate or to national prime rate. If these rates are lowered because of general market conditions, e.g., other banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising.

This exposure to "mismatch risk" is managed by matching the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

One of the means of monitoring this matching process is by use of a table like Table 1, entitled "Interest Rate Sensitivity." The table shows the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched. This table is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percent of total assets and is stated for both each individual period separately and cumulatively as of the end of each period. The Company has established limits for these gaps as a percentage of total assets. The limits are no more than plus or minus 15% for each of the first two periods, and no more than plus or minus 25% for the cumulative position within one year.

TABLE1--Interest Rate Sensitivity
As of December 31, 1996                                  After three After six After one           Non-interest
(in thousands)                                  Within      months    months    year but   After    bearing or
                                                three     but within but within  within     five   non-repricing
six months                                      months    six months  one year five years   years     items       Total
Assets:
Loans (Note 3)                                  $ 334,683 $ 105,282 $  49,064  $123,959 $  64,339 $   6,840  $  684,167
Cash and due from Banks                                --        --        --        --        --    51,181      51,181
Federal funds                                      70,000        --        --        --        --        --      70,000
Securities:
  Held to maturity                                 26,889     6,773    15,408   185,091    42,198        --     276,359
  Available-for-sale                                5,168    14,995    31,490    84,538        --     5,488     141,679
Bankers' acceptances                               40,800    23,932        --        --        --        --      64,732
Other assets                                           --        --        --        --        --    13,202      13,202
Total assets                                    $ 477,540   150,982    95,962   393,588   106,537    76,711   1,301,320

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased                       33,490        --        --        --        --        --      33,490
Long-term debt and
   other borrowings                                 3,500     2,500     5,000    28,000        --        --      39,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                          408,092        --   261,682        --        --        --     669,774
  Time deposits                                    91,300    57,334    49,607    66,295       262        --     264,798
Demand deposits                                        --        --        --        --        --   178,511     178,511
Other liabilities                                      --        --        --        --        --     8,154       8,154
Net shareholders' equity                               --        --        --        --        --   107,593     107,593
Total liabilities and
  shareholders' equity                            536,382    59,834   316,289    94,295       262   294,258  $1,301,320
Interest rate-
  sensitivity gap                               $ (58,842)$  91,148 $(220,327) $299,293 $ 106,275 $(217,547)
Gap as a percentage of
  total assets                                     (4.52%)     7.00%  (16.93%)    23.00%     8.17%   (16.72%)
Cumulative interest
  rate-sensitivity gap                          $ (58,842)$  32,306 $(188,021) $111,272 $ 217,547
umluative gap as a per-
  centage of total assets                          (4.52%)     2.48%  (14.45%)     8.55%    16.72%


Note:  The net deferred loan fees and the reserve for loan loss are included in the above table as non-interest bearing or non-repricing items.

The first measuring period shown in the table covers assets and liabilities that mature or reprice within the three months following December 31, 1996. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap--liabilities significantly exceeded assets--and interest rates rose suddenly, the Company would have to wait for more than three months before enough assets could be repriced to offset the higher expense on the deposits.

As of year-end 1996, the Company had a small negative gap in this first period. Liabilities exceeded assets by 4.52% of total assets, well within the risk limit of 15%. There is some arbitrariness in the assignment of deposit accounts that reprice at the option of the Company to specific time periods. For the purposes of this table, the Company has made the assumption that some of the money market accounts will reprice within three months, but this will be governed by market conditions rather than contractual terms.

In the next period, after three months but within six months, there is an excess of assets over liabilities, but again the mismatch is within the target range of the Company.

For the third period, after six months but within one year, liabilities substantially exceed assets reflecting the current customer preference for non-term or short-term deposits.

The cumulative dollar gap and cumulative gap as a percentage of total assets are also shown in the table. It is important to take note of the cumulative gap amounts if they are additive or magnify the gaps for the individual period. The cumulative gap within one year of (14.45%) is well within the risk limit of 25%.

The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes.

A gap report can show mismatches in the maturities and repricing opportunities of assets and liabilities, but has limited usefulness in measuring or managing market risk and basis risk.

Basis Risk

The third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of the gap report, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While evenly matched in the gap report, the Company would suffer a decrease in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of these risks in both its current position and positions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and changes in both directions.

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

Table 2, "Distribution of Average Assets, Liabilities and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the daily average balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Average balances for the year are used in the table rather than the end of the year amounts shown in the balance sheets of the accompanying financial statements. When comparing year to year, the use of average balances more accurately reflects trends since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances during the year and not to what the balances happened to be on the last day of the year.

TABLE 2--Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income,
             Expense, and Rates
(Taxable equivalent basis - Note B)
(dollars in thousands)
                                         1996                            1995                          1994
                               Balance   Interest  Rate        Balance   Interest  Rate      Balance   Interest  Rate
Assets:
 Loans (Note C):
  Commercial                 $  160,597   $15,129   9.42%    $  152,149   $16,055  10.55%   $  169,001   $16,472   9.75%
  Real estate                   345,351    30,126   8.72        306,288    26,226   8.56       230,607    19,138   8.30
  Consumer                       82,775    11,568  13.98         77,381    10,692  13.82        78,997    11,603  14.69
   Total loans                  588,723    56,823   9.65        535,818    52,973   9.89       478,605    47,213   9.86
 Securities:
  Taxable                       328,964    19,198   5.84        290,950    16,127   5.54       350,849    18,580   5.30
  Non-taxable                    84,322    10,393  12.33         85,162    10,562  12.40        83,711    11,114  13.28
  Equity                            761        46   6.04            238        14   6.00
   Total securities             414,047    29,637   7.16        376,350    26,703   7.10       434,560    29,694   6.83
 Money market instruments:
  Bankers' acceptances           67,330     3,800   5.64         54,367     3,294   6.06        31,282     1,500   4.80
  Federal funds sold             58,669     3,128   5.33         53,695     3,131   5.83        16,709       772   4.62
   Total money
       market instruments       125,999     6,928   5.50        108,062     6,425   5.95        47,991     2,272   4.73
 Total earning assets         1,128,769    93,388   8.27%     1,020,230    86,101   8.44%      961,156    79,179   8.24%
 Non-earning assets              60,315                          59,998                         58,313
  Total assets               $1,189,084                      $1,080,228                     $1,019,469

Liabilities and
     shareholders' equity:
 Borrowed funds:
  Repurchase agreements and
   Federal funds purchased   $   40,570    $1,897   4.68%    $   26,801     1,474   5.50%   $   23,632       878   3.72%
  Other borrowings                2,604       146   5.61          1,450        74   5.10         2,314        81   3.50
   Total borrowed funds          43,174     2,043   4.73         28,251     1,548   5.48        25,946       959   3.70
 Interest bearing deposits:
  Savings and interest
     bearing transaction
     accounts                   636,541    19,633   3.08        602,661    20,559   3.41       426,773    14,714   3.45
  Time deposits                 243,679    13,373   5.49        212,056    11,476   5.41       350,136     9,294   2.65
   Total interest
     bearing deposits           880,220    33,006   3.75        814,717    32,035   3.93       776,909    24,008   3.09
   Total interest
     bearing liabilities        923,394    35,049   3.80%       842,968    33,583   3.98%      802,855    24,967   3.11%
 Demand deposits                153,876                         132,095                        119,578
 Other liabilities                6,787                           6,892                          6,662
 Net shareholders' equity       105,027                          98,273                         90,374
  Total liabilities and
    shareholders' equity     $1,189,084                      $1,080,228                     $1,019,469

Interest income/
     earning assets                                 8.27%                           8.44%                          8.24%
Interest expense/
    earning assets                                  3.11                            3.29                           2.60
Net interest margin                        58,339   5.16                   52,518   5.15                  54,212   5.64
Provision for loan losses
 charged to operations/
 earning assets                             4,264   0.38                    9,924   0.97                   6,257   0.65
Net interest margin
 after provision
 for loan losses on
 tax equivalent basis                      54,075   4.78%                  42,594   4.18%                 47,955   4.99%
Less: taxable equivalent
 income included in interest
 income from non-taxable
 investment securities
 and loans                                  3,810                            3,913                         4,279
Net interest income                       $50,265                          $38,681                       $43,676

Changes in the dollar amount of interest earned or paid will vary from one year to the next because of changes in the average balances ("volume") of the various earning assets and interest-bearing liability accounts and changes in the interest rates applicable to each category. Because of overall growth of the Company, interest income, interest expense and net interest income are all generally higher each year. Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the difference in interest earned and paid on the major categories of assets and liabilities from one year to the next in terms of the effects of volume and rate changes.

TABLE 3--Volume and Rate Variance Analysis of Net Interest Income (Taxable
equivalent basis -- Note \ D)
(in thousands)                                        1996 over 1995                           1995 over 1994
                                               Volume       Rate      Total             Volume       Rate       Total
Increase (decrease) in:
Interest income:
  Loans
    Commercial loans                       $      858  $   (1,784) $   (926)        $   (1,712) $    1,295  $    (417)
    Real estate loans                           3,402         498     3,900              6,470         618      7,088
    Consumer loans                                751         125       876               (234)       (677)      (911)
        Total loans                             5,011      (1,161)    3,850              4,524       1,236      5,760
  Securities
    Taxable                                     2,171         900     3,071             (3,270)        817     (2,453)
    Non-taxable                                  (107)        (62)     (169)               191        (743)      (552)
    Equity securities                              32          --        32                  7           7         14
        Total securities                        2,096         838     2,934             (3,072)         81     (2,991)
  Money market instruments
    Bankers' acceptances                          746        (240)      506              1,323         471      1,794
    Federal funds sold                            277        (280)       (3)             2,110         249      2,359
        Total money market instruments          1,023        (520)      503              3,433         720      4,153
  Total earning assets                          8,130        (843)    7,287              4,885       2,037      6,922

Liabilities:
    Repurchase agreements and
      federal funds purchased                     669        (246)      423                130         466        596
    Other borrowings                               64           8        72                (36)         29         (7)
        Total borrowed funds                      733        (238)      495                 94         495        589
  Interest bearing deposits:
    Savings and interest bearing
      transaction accounts                      1,121      (2,047)     (926)             6,017        (172)     5,845
    Time certificates of deposit                1,726         171     1,897             (4,709)      6,891      2,182
        Total interest bearing deposits         2,847      (1,876)      971              1,308       6,719      8,027
        Total interest bearing liabilities      3,580      (2,114)    1,466              1,402       7,214      8,616
  Net interest margin                      $    4,550  $    1,271  $  5,821         $    3,483  $   (5,177) $  (1,694)

As each of the major categories of assets and liabilities is discussed below, there will be a description of the reason for significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

Whether the net interest margin increases or decreases depends on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and on external trends and developments.

As shown in Table 2, the net interest margin of 5.16% in 1996 remained almost unchanged from the 5.15% net interest margin in 1995. This primarily reflects a relatively stable interest rate environment and little change in product mix.

There are always steps that the Company can take to increase its net interest margin. Among these steps would be to increase the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; to emphasize fixed rate loans because they earn more than variable rate loans; to purchase lower rated securities; and to lend to less creditworthy borrowers. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involve more risk. The first two involve more market risk, the second two more credit risk. Management intends to continue to use a balanced approach. A fifth step is to limit the amount of non-earning assets.

Non-earning Assets

For a bank, non-earning assets are those assets like cash reserves, equipment, and premises which do not earn interest. This ratio is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in non-earning assets lessens the amount of interest that may be earned or requires investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management believes that a low level of non-earning assets is part of a prudent asset and liability management strategy to reduce volatility in the earnings of the Bank. Non-earning assets have declined during the last three years to an average of 5.07% in 1996 from 5.55% in 1995 and 5.77% in 1994.

As of September 30, 1996, the average ratio of non-earning assets to total assets for all FDIC banks, regardless of size, was 15.49%. Using the Company's average asset size and average rate of 5.50% earned in 1996 on money market investments, having an extra 10.42% of assets earning interest meant the Company had $123.9 million more in earning assets compared with its peers and earned $6.8 million in pre-tax income on those assets. These additional earnings are somewhat offset by higher lease expense, additional equipment cost, and occasional losses taken on quick sales of foreclosed property. Overall, however, Management believes that these steps give the Company an earnings advantage. This efficient use of assets allows the Company to produce a given amount of revenue at substantially less risk than its competition. There is less risk because additional deposits or borrowings do not have to be obtained to fund the assets generating the revenue.

SECURITIES

The major components of the earning asset base for 1996 were the securities portfolios, the loan portfolio and the Company's holdings of money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios, the "Liquidity" Portfolio (available-for-sale), the "Discretionary" Portfolio (available-for-sale), and the "Earnings" Portfolio (held-to-maturity).

The Liquidity Portfolio's primary mission is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and Agency securities. Maturities are spread evenly in a "ladder" up to two years. Securities in the Liquidity Portfolio will be sold if their market value deteriorates to a predetermined point because of higher interest rates.

The Discretionary Portfolio's primary mission is to provide income by utilizing securities not currently needed for liquidity purposes but which the Bank may wish to sell prior to maturity for any asset-liability management reason. The portfolio consists of U.S. Treasury and Agency securities and planned amortization class securities, with maturity ladders up to three years.

The Earnings Portfolio's primary mission is to provide sustainable interest income by utilizing funds not anticipated to be needed for loan growth or other expansion. The portfolio consists only of securities purchased with the intention and ability to hold to maturity, to be sold only in the event of concerns with the issuer's creditworthiness, a change in tax law that eliminates their tax-exempt status, or other infrequent situations as permitted by generally accepted accounting principles. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and Agency securities with maturities normally up to five years from date of purchase.

Planned Amortization Class ("PAC") Securities

In 1996, the Company purchased some short-term, high-quality, planned amortization class securities. These securities are specialized portions of larger collateralized mortgage obligation pools. The objective is to achieve increased yields with high-quality, short-term securities other than just U.S. Treasury and Agency securities. These PAC securities, with the underlying mortgages guaranteed by U.S. agencies, currently yield 25 to 35 basis points more than U.S. Treasury securities of the same maturity range. When acquired, they are classified as available-for-sale and placed in the Discretionary Portfolio. As of December 31, 1996, the Company held $30.5 million of PAC's.

Purposes Served by the Securities Portfolios

The three securities portfolios of the Company serve several purposes: 1) Liquidity--each of the portfolios, but primarily the Liquidity Portfolio, provide liquidity to meet the Company's cash flow needs; 2) Collateral--the deposits of public agencies and trust customers must be secured by certain securities owned by the Company; 3) Asset/Liability Management--the Liquidity and Discretionary Portfolios are a large base of assets, the maturity and interest rate characteristics of which can be changed to better manage the Company's interest rate risk profile; and 4) Interest Income--the portfolios are an interest-earning use of funds with minimum credit risk and little overhead.

Liquidity: The first purpose listed above, liquidity, is provided through proceeds from maturities and sales of securities. Liquidity is provided through borrowings by the Company using securities from any of the portfolios as collateral. Although securities in the Earnings Portfolio (held-to-maturity) may not be sold without calling into question the Company's intent to hold the remaining securities in the Earnings Portfolio to maturity, securities in the Liquidity and Discretionary Portfolios (both available-for-sale) can be sold to provide liquidity when needed. In assessing the adequacy of the size of the portfolios and managing the maturity schedule for liquidity, the Company also looks at the combination of bankers' acceptances and Federal funds sold.

It is expected that the Earnings Portfolio will stay relatively stable as a percentage of assets through the reinvestment of maturing securities. The relative amounts of securities maintained in the Discretionary and the Liquidity Portfolios should change based on expected liquidity needs. The Company's investment and liquidity policies direct that if the ratio of loans to assets increases, then most new purchases will have relatively short maturities and would be made for the Liquidity Portfolio so that funds will be available as needed. If loans are decreasing as a percentage of total assets, most new purchases would be made for the Discretionary Portfolio to obtain higher yields.

Collateral: The legal requirements for securing specific deposits by pledging certain of the Company's securities, the second purpose of the portfolio, may only be satisfied by certain types of securities. A large proportion of the deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Asset/Liability Management: As discussed above, a major objective in managing interest rate risk is matching the maturities and/or repricing characteristics of assets and liabilities so that changes in interest rates will affect both sides of the balance sheet equally. The Company tries to better meet the needs of loan customers by being flexible in offering a variety of maturity and repricing terms for the funds they borrow from the Company. Their decisions, however, will not always match the maturity and repricing decisions made by the deposit customers. Because the Company can select from a wide variety of securities which have different maturities and repricing terms, the securities portfolios may be used to obtain the desired overall matching.

This use of the portfolios for matching is available only if there are frequent maturities that provide cash to reinvest. With a little over 20% of the combined portfolios made up of long-term tax-exempt securities, it is necessary for most of the remaining portion of the portfolio to be invested in securities with shorter maturities; the maturity of most purchases in the last two years has been in the 1 to 3 year range.

Interest Income: The Company also invests in securities for interest income as a primary objective. There is generally less credit risk with securities than with loans, but the yields are also lower. The securities purchased for this purpose are placed in the Earnings or Discretionary Portfolios depending on estimated loan demand over the next several years.

Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 1996. The weighted average yields (using taxable equivalent adjustments in calculating the yields of state and municipal securities--Note B) of the securities are also shown. The average yields on the taxable securities (U.S. Treasury and agency securities) are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, securities are purchased for earnings only when loan demand is weak.

TABLE 4--Maturity Distribution and Yield Analysis of the Securities Portfolios

                              After one After five
As of December 31, 1996               One year   year to    years to    Over
(amounts in thousands)                 or less  five years  ten years ten years   Total
Maturity Distribution:
 Available-for-Sale:
   U.S. Treasury obligations          $50,033    $55,610    $         $         $105,643
   U.S. Agency obligations              1,546     29,002         --        --     30,548
   Equity securities                      $0          --         --        --      5,488
     Subtotal                          51,579     84,612         --        --    141,679
 Held-to-Maturity:
   U.S. Treasury obligations           27,031    110,957         --        --    137,988
   U.S. Agency obligations             19,942     32,326         --        --     52,268
   State and municipal securities       2,097     41,809     14,672    27,525     86,103
     Subtotal                          49,070    185,092     14,672    27,525    276,359
   Total                             $100,649   $269,704    $14,672   $27,525   $418,038

Weighted average yield (Tax equivalent--Note B):
 Available-for-Sale:
   U.S. Treasury obligations            6.02%      6.01%        --        --       6.02%
   U.S. Agency obligations              5.73%      6.17%        --        --       6.14%
   Equity securities                      --         --         --        --       6.10%
 Weighted average                       6.01%      6.06%        --        --       6.05%
 Held-to-Maturity:
   U.S. Treasury obligations            5.94%      5.82%        --        --       5.84%
   U.S. Agency obligations              8.58%      5.98%        --        --       6.97%
   State and municipal securities      13.50%     14.17%     11.61%    10.00%     12.38%
 Weighted average                       7.33%      7.73%     11.61%    10.00%      8.09%
Overall weighted average                6.66%      7.21%     11.61%    10.00%      7.40%

Much of the income from the securities included in the Earnings Portfolio has the additional advantage of being tax-exempt through investment in state and municipal bonds.

The average yields for tax-exempt securities reported in Table 4 are significantly higher than for taxable securities, but this advantage is not as great since the passage of the Tax Reform Act of 1986 ("TRA"). Certain provisions of this act disallow a deduction for income tax purposes for the portion of the interest expense paid on deposits and other liabilities that fund most tax-exempt securities now purchased. Also, only certain issues of municipal securities may still be purchased with the tax advantages available before TRA. Such securities, because they can only be issued in very limited amounts, are generally issued only by small municipalities, and the Company must do a careful credit evaluation to ascertain that the municipality has a diverse and healthy tax base from which to repay the debt. In reviewing securities for possible purchase, management must also ascertain that they have desirable maturity characteristics, and that the amount of tax-exempt income they generate will not be enough to trigger the Alternative Minimum Tax or the tax advantage could be lost. In the last several years the Company was able to identify some securities that met all of these criteria and purchased $1.6 million in 1996, $3.7 million in 1995, and $9.7 million in 1994. The Company expects any purchase in coming years to be of about the same magnitude, and expects to be able to continue to earn approximately $7 million per year in tax exempt income.

Portfolio Turnover, Unrealized Gains and Losses, and Securities Losses

As shown in the accompanying consolidated statements of cash flows on page 53 there is a relatively large turnover in the securities portfolios. The purchase of relatively short-term securities for asset-liability management purposes, as explained above, is part of the reason for the high turnover in the Company's securities portfolios. The increased amount sold in 1996 was also due to the following one-time situation. In late 1995, the Financial Accounting Standards Board ("FASB") permitted holders of debt securities to review their classification of securities as held-to-maturity or available-for-sale and to reclassify them. The Company reclassified a substantial amount of its held-to-maturity securities and sold $94 million of them in early 1996.

Turnover from sales will also result from the Company following its "stop loss" policy of selling taxable fixed rate securities from the Liquidity Portfolio with a remaining maturity of over one year if they have declined in fair value by a specified amount.

Other Effects of Interest Rate Changes on the Securities Portfolios

The Company does not have a trading portfolio. That is, it does not purchase securities on the expectation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment policy directs that securities' maturities (other than for municipal securities) be approximately equally spaced into quarterly maturity zones within the portfolios.

Hedges, Derivatives, and Other Disclosures

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. Although the Company did not utilize any off-balance sheet hedges in 1996, it did enter into an interest rate "Cap Corridor" contract in January 1997 to protect against rapidly rising rates. The notional amount of the contract is $50 million and is for fifteen months beginning July 1, 1997. The contract pays the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%.

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

MONEY MARKET INSTRUMENTS--FEDERAL FUNDS SOLD AND BANKERS' ACCEPTANCES

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold. Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities or bankers' acceptances. Average Federal funds sold and bankers' acceptances as percentages of average earning assets tend to vary based on changes and differences in short-term market rates. While the acceptances of only highly rated financial institutions are utilized, acceptances have some amount of risk above that of U.S. Treasury securities, and the Company therefore requires that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk.

The average balance of bankers' acceptances held during 1996 was $67.3 million and the amount at year-end was $64.7 million. This year-end amount was less than half the $139.3 million held at year-end 1995. That amount was particularly high as a result of the one-time reclassification and sale of securities mentioned in the preceding section. One purpose of the sale and reinvestment as explained above was to better balance the maturities in the securities portfolio. The Company could not immediately purchase securities in the right maturity ranges and so temporarily invested the funds in bankers' acceptances until suitable Treasury and Agency securities were available.

LOAN PORTFOLIO

Table 5 sets forth the distribution of the Company's loans at the end of each of the last five years.

TABLE 5--Loan Portfolio Analysis by Category
(in thousands)                            December 31
                            1996     1995     1994     1993     1992
Real estate:
 Residential              $172,846 $142,143 $108,923 $ 54,395 $ 40,496
 Non-residential           199,203  179,272  145,928  123,534  108,117
 Construction and
  development               10,245   20,846   26,695   41,030   67,524
Commercial,
 industrial, and
 agricultural              154,162  144,011  148,396  168,227  168,575
Home equity lines           34,323   34,597   32,573   36,219   43,877
Consumer                    43,944   28,494   27,319   27,331   36,888
Leases                      58,526       --       --       --       --
Municipal
 tax-exempt
 obligations                 8,658    7,573    7,831   11,888    9,445
Other                        2,260    1,865    1,766    1,606    2,293
                          $614,723 $558,801 $499,431 $464,230 $477,215

Net deferred fees         $  2,362 $  2,139 $  2,038 $  1,301 $  1,162

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $59 million from the end of 1994 to the end of 1995 and increased about $125 million from the end of 1995 to the end of 1996. Economic recovery, the expansion into the Ventura County market, the acquisition of a leasing portfolio and new calling programs centered on potential commercial customers, were all reasons for the growth.

In December 1996, the Company purchased a portfolio of fixed rate lease receivable contracts totaling $59 million from another financial institution. The purchase price was $60.4 million which included a premium of $1.4 million. In addition to the purchase, the Company also hired the key leasing professionals responsible for this portfolio of assets. The completion of this acquisition gives the Company a new product line to offer to its business customer base in the area of commercial finance. The primary focus of the leasing operation is to provide equipment financing for small and medium sized businesses. The portfolio provides a solid earnings base for the operation making this business segment profitable from initiation. In addition, the growth potential in this area fits well into the Company's strategic objective to grow and expand market share in the central coast of California.

Residential mortgages showed the largest dollar growth in 1996, increasing by $30.7 million. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing. This has resulted in the Company becoming the largest originator of residential mortgages in its Santa Barbara market area. Most of these loans are 1-4 family adjustable rate mortgage loans, which generally have low initial "teaser" rates. While these loans have interest rate "caps," nearly all can be repriced to a market rate of interest within a reasonable time. A few loans have payment caps which would result in negative amortization if interest rates rise appreciably.

Strong growth also occurred in the consumer loan categories in 1996. Consumer loans grew $15 million or 54% which reflects a renewed marketing emphasis and an expanded product offering, especially auto loans made through dealers. During 1995, the Company entered into indirect financing agreements with a number of local automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. There were approximately $15.8 million of such loans included in the consumer loan total as of December 31, 1996.

Commercial loan volumes experienced an increase of 7% over the prior year with much of the new business generated in the Ventura County Offices. While Management remains committed to diversifying its loan portfolio by increasing the commercial loan segment, the growth in consumer and real estate loans during 1996 has added quality earning assets to the balance sheet.

The same interest rate and liquidity risks that apply to securities are also incurred in lending activity. Long-term fixed rate loans are subject to market risk. The table in Note 14 to the financial statements shows a difference of approximately 0.46% between the carrying amount of loans and their market value. This occurs because the majority of the loans made by the Company either amortize monthly or are fixed rate with relatively short maturities and, except for the consumer loans, leases and the municipal obligations, most have floating rates of interest. The floating rates are generally tied to the Company's base lending rate or to another market rate indicator, which serves to lessen the risk to the Company from increases in interest rates. The Company sells any of the fixed rate residential real estate loans that are salable in the secondary market as a means of limiting market risk.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 1996, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 6--Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates
                                                 Due after
(in thousands)                   Due in one    one year to    Due after
                                year or less    five years   five years
Commercial, industrial, and
  agricultural loans
 Floating rate                    $133,559      $    --      $   --
 Fixed rate                          3,583        9,300       2,575
Real estateconstruction
 and development
 Floating rate                      11,842           --          --
 Fixed rate                             --           --          --
Municipal tax-exempt
 obligations                            64        7,110       1,484
                                  $149,048      $16,410      $4,059

The amortization and short maturities also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio.

TAX REFUND ANTICIPATIONS LOANS("RAL") AND REFUND TRANSERS ("RT")

The Company began providing RAL's in 1992. The taxpayer requests a loan through a tax preparer, with the expected refund as the source of repayment. The application is subject to an automated credit review. If it passes, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to pay their refund to the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is sent by the Company to the taxpayer when received from the IRS. The withheld fee is recognized as income only after the loan is collected from the IRS payment. The Company does not earn interest based on the amount of the loan or the length of time it is outstanding. Instead, the Company collects a fee for each loan.

Losses are higher for RAL's than for most other loan types. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than these RAL's. Many taxpayers make use of the service because they do not have a permanent mailing address at which to receive their refund. Therefore, if there is a problem with the return because the IRS rejects or partially disallows the refund, or the IRS disregards the request of the taxpayer to remit the refund to the Company, collection efforts may be less effective than with local customers.

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

In 1994, approximately 150,000 loans were made, totaling $230 million. The fees earned were $4.8 million and net charge-offs were $2.4 million (1.03% of total loans), resulting in net fee income after losses of $2.4 million.

In 1995, the program was severely impacted by some changes made by the IRS. Approximately $75.5 million was lent to about 75,600 taxpayers in 1995. Fees earned on the loans totaled $3.2 million but net loan charge-offs through year-end totaled $4.0 million (5.32% of total loans).

Through the 1994 filing season, the Company had only extended the loans to the taxpayer after receiving an acknowledgment from the IRS that it had run several preliminary computer checks on the taxpayer for such items as a valid Social Security number and that there were no outstanding liens from the IRS against the taxpayer. However, for the 1995 filing season, the IRS eliminated that acknowledgment. To reduce the additional credit risk, the Company ran credit checks on all taxpayers who were new to the program in the 1995 filing year. While helpful, this step was not sufficient to mitigate a change made in IRS procedures during the tax filing season after the Company had made a large amount of loans. In addition, the IRS placed a moratorium on electronic payment of refunds which had a significant portion related to the Earned Income Tax Credit ("EIC"). Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company began to restrict loans only to those taxpayers who met certain credit standards, and excluded the EIC related portion of any refund from the amount which it would lend. However, losses resulted from the loans the Company had already made.

The Company had raised fees for the season to cover the additional expenses associated with credit checks. Also, fewer taxpayers qualified for loans with the restrictions implemented after the IRS change. These factors reduced the number of loans and the associated fees.

The Company instituted substantial collection efforts with those taxpayers who could be contacted as soon as the problems were recognized. In addition, the Company entered into cooperative agreements with the other banks making RAL's in 1996. Under those agreements, if a taxpayer owing money to one bank from a prior year applied for a loan from another bank, that second bank repaid the delinquent amount to the first bank before remitting the refund to the taxpayer. The Company's own collection efforts and these cooperative agreements resulted in collection in 1996 of $1.4 million from the 1995 losses.

In 1996, the RAL Program continued to operate under the relatively restrictive guidelines established by the Company in 1995. In 1996 the Company made 52,000 RAL loans for a total of $55.8 million. Interest income for the loans was $3.0 million. Gross charge-offs for 1996 were $1.1 million. Management believes the guidelines established in 1995 established prudent risk parameters which were reflected in the results of 1996.

Many taxpayers not qualifying for loans in 1995 and 1996 still had their returns filed electronically and received their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepared a check or authorized the tax preparer to issue a check to the taxpayer. The Company earned approximately $1.2 million and $1.6 million in fees for 1996 and 1995 respectively for this refund transfer service.

In 1996, the total profitability (income from the RAL's net of charge-offs plus fees from the RT program), for this program was $4.5 million compared with a pre-tax loss of about $683,000 in 1995. Total earnings for 1994, which did not benefit from the RT program, were $2.4 million.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the balance sheets as of December 31, 1996 and 1995, because all loans not collected from the IRS are charged-off before year-end. The fees earned on the loans are included in the accompanying income statements for 1996, 1995 and 1994 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of extending loans to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for loan and lease losses through charges to earnings. The charges are shown in the income statements as provision for loan and lease losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. In this discussion, "loans" include the lease contracts purchased and originated by the Company.

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

The allowance allocation shown in Table 7, "Allocation of the Allowance for Loan and Lease Losses," should not be interpreted as an indication of the specific amounts or specific loan categories in which charge-offs did or may ultimately occur. There is no allocation of allowance to RAL's at December 31 because all loans unpaid are charged-off prior to year-end. At the bottom of the table is the ratio of the allowance for loan losses to total loans for each year.

TABLE 7--Allocation of the Allowance for Loan and Lease Losses
(amounts in thousands) December 31, 1996 December 31, 1995 December 31, 1994
                                  Percent of       Percent of      Percent of
                                   Loans to         Loans to        Loans to
                                    Total             Total           Total
                            Amount  Loans     Amount  Loans   Amount  Loans
Commercial, industrial,
 and agricultural          $ 4,723   52.4%   $ 6,048   25.2% $ 5,343  29.2%
Real estate:
 Residential                   653    0.3        836   24.9    1,183  21.4
 Non-residential             1,874    --       2,503   31.4    2,856  28.7
 Construction
  and development              282    --         526    3.6    1,141   5.3
Home equity lines              413   31.9        534    6.1      496   6.4
Consumer                       535    1.6        447    5.0      438   5.4
Municipal tax-exempt
  obligations                   --    5.5         --    1.3       --   1.5
Other                           92    8.5        126    2.5       91   2.1
Not specifically allocated   8,000    --       1,329    --     1,363   --
Total allowance            $16,572  100.3%   $12,349  100.0% $12,911 100.0%

Allowance for loan loss
 as percentage of
 year-end loans              2.39%             2.21%          2.59%


Loan Losses

Table 8, "Summary of Loan Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for loan losses. Also shown is the ratio of charge-offs to average loans for each of the last five years. This ratio has been adversely impacted in the years prior to 1996 by problems with two large loan relationships and with the higher charge-offs in the RAL program. The low ratio in 1996 shows the positive impacts of the RAL collection efforts and guideline changes, and of other stricter credit review and administration procedures introduced in 1995. Declining levels of non-performing loans and increased recoveries of previously charged-off loans reflect a steady pattern of improvement in the credit quality of the Company's loan portfolio. Management realizes that the ratio of net charge-offs to loans realized in 1996 is lower than to be expected in future years. However, future year periods should benefit from the changes implemented in 1995 as discussed above.

TABLE 8--Summary of Loan Loss Experience
(in thousands)                              Year ended December 31
                                   1996     1995     1994       1993    1992
Balance of the allowance
   for loan losses
   at beginning of year          $12,349   $12,911  $10,067    $9,353  $7,611
Charge-offs:
   Real estate:
      Residential                    822     1,086       --        --      --
      Non-residential                935     4,847       48        --      70
      Construction and
        development                   --        --       --     3,380     331
   Commercial, industrial,
      and agricultural               855       787      921     1,268   1,553
   Home equity lines                 264        86      200        --      77
   Tax refund anticipation         1,123     4,402    3,030       650     404
   Other consumer                    269       394      345       570     762
   Municipal tax-exempt
      obligations                     --        --       --        --      --
        Total charge-offs          4,268    11,602    4,544     5,868   3,197
Recoveries:
   Real estate:
      Residential                    155        22       --        --      --
      Non-residential              2,330        12       --        --      --
      Construction and
        development                   --        --       --         2      --
   Commercial, industrial,
      and agricultural               202       430      236       130     116
   Home equity lines                  28        34       50        --      --
   Tax refund anticipation         1,437       383      672        62      77
   Other consumer                     75       235      173       238      96
   Municipal tax-exempt
      obligations                     --        --       --        --      --
        Total recoveries           4,227     1,116    1,131       432     289
Net charge-offs                       41    10,486    3,413     5,436   2,908
Provision for loan losses
   charged to operations          $4,264    $9,924   $6,257    $6,150  $4,650
Balance at end of year           $16,572   $12,349  $12,911   $10,067  $9,353
Ratio of net charge-offs
   to average loans
   outstanding                     0.01%     1.96%    0.71%     1.15%   0.60%
Ratio of net charge-offs to
   average loans outstanding
   exclusive of RAL's              0.06%     1.21%    0.22%     1.03%   0.53%

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

In 1995, the Company charged-off $4.5 million from various loans made to one borrower. Although the loan was secured by collateral from which some recovery was expected, the uncertainty regarding the amount and timing of recovery led Management to charge-off all of one $4.2 million loan and portions of a series of smaller loans. Foreclosure proceedings were delayed by bankruptcy and the actions of other creditors, but were initiated whenever possible. Some of the recoveries in 1996 related to this relationship and more are anticipated in 1997.

As shown in Table 8, the Company experienced a net charge-off amount of $41,000 in 1996. This low figure reflects Management's attention to strengthening the credit administration, review and collection process and some special circumstances. Charge-offs of $4.3 million before recoveries were in a more normal range than the levels experienced in 1995 or 1993. There were a large number of recoveries of 1995 RAL's through the cross-collection agreements, and several significant recoveries of other types of loans. The recovery levels in 1997 are not expected to be as high as that experienced in 1996 because there were fewer charge-offs in 1996 and most of the collectible 1995 charged-off RAL's have been recovered.

Approximately ($314,000), $4.0 million, $2.4 million, and $588,000 of the net charge-offs (charge-offs less recoveries) for 1996, 1995, 1994, and 1993, respectively, are related to the RAL's. The number is negative in 1996, because recoveries exceeded charge-offs for the year. The reasons for these charge-offs are explained in the earlier discussion on RAL's.

There are very few banks in the country that have RAL programs, so the net charge-off ratios for the Company are not comparable with those of other institutions unless the RAL net charge-offs are eliminated. The corresponding ratios for the Company's FDIC peers of 0.99% for the first nine months of 1996, 0.69% for 1995, 0.54% for 1994, 0.92% for 1993, and 0.74% in 1992. The portion of the Company's 1995 and 1993 ratios related to the two large charge-offs were 0.84% and 0.70%, respectively. The ratios of the net charge-offs to average loans and losses exclusive of RAL's for the years of 1992 through 1996 are also shown.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 9 summarizes the Company's nonaccrual and past due loans for the last five years.

TABLE 9--Nonaccrual and Past Due Loans
(in thousands)                           Year ended December 31
                                     1996  1995   1994   1993   1992
Nonaccrual                         $7,027 $8,972 $6,326 $3,126 $  888
90 days or more past due            1,420    395  1,290    862    322
Total noncurrent loans             $8,447 $9,367 $7,616 $3,988 $1,210

Total noncurrent loans as
  a percentage of the
  total loan portfolio              1.23%  1.68   1.52%  0.86%  0.25%

Allowance for loan
    loss as a percentage
    of noncurrent loans              196%  132%   170%    252%   773%


Past Due Loans: Included in the amounts listed below as 90 days or more past due are commercial and industrial, real estate, and a diversity of consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but not received. These loans may or may not be collateralized, but collection efforts are being pursued.

The trend from 1993 to mid-1995 was an increase in total non-current loans, reaching a high of $15.4 million at the end of the second quarter. Charge-offs and repayments by the borrowers account for the decrease to $9.4 million at year-end 1995.

To address the credit quality in the portfolios, Management strengthened the credit administration, review, and analysis functions by hiring additional staff in late 1994 and 1995. Secondly, Management established a Special Assets Committee which has given increased attention to the larger problem loans. All delinquent loans are reviewed by the Committee and action plans formulated for collection or charge-off. The results of these efforts are reflected in the declining level of non-performing assets to $8.4 million at the end of 1996 from $9.4 million in 1995. In addition, the Company's ratio of non-current loans to total loans of 1.23% at the end of 1996 is comparable to its FDIC peers' ratio of 1.19%. The Company's allowance for loan loss as a percentage of non-current loans is 196% at December 31, 1996 as compared to its FDIC peer group ratio of 176% .

Interest income from nonaccrual loans in the portfolio at year-end that was not recognized in Table 10.

TABLE 10--Foregone Interest
(in thousands)                            Year Ended December 31
                                          1996      1995     1994
Interest that would have been
 recorded under original terms          $ 1,354   $ 1,291     $671
Gross interest recorded                 $   885   $   753     $424
Foregone interest                       $   469   $   538     $247


Restructured Loans: The Company did not have any restructured loans at the end of 1992. The only restructured loans at the end of 1993, 1994, 1995 and 1996 are reported above in the total of nonaccrual loans.

Potential Problem Loans: Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is allocated as discussed above to cover the Company's exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 9.

At year-end 1996, these loans amounted to $9,075,000 or 1.3% of the portfolio. The corresponding amounts for 1995 and 1994 were $13,767,000 or 2.46% of the portfolio and $32,561,000 or 6.52% of the portfolio, respectively. The 1996 amount is comprised of loans of all types. $4.2 million of the allowance for loan losses--approximately 30% of the outstanding balance--has been allocated to these loans to cover potential losses.

OTHER LOAN PORTFOLIO INFORMATION

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not have nor has it ever had any foreign loans in its loan portfolio.

Participations: Occasionally, the Company will sell or purchase a portion of a loan from another bank. Banks usually sell a portion of a loan as a means of staying within the bank's maximum limit for loans to any one borrower. A portion of another bank's loan may be purchased by the Company as an accommodation to a smaller bank unable to lend the whole amount under its regulatory lending limit to its borrower. However, this would be done only if the loan also represents a good investment for the Company. In these cases, the Company conducts its own independent credit review prior to committing to purchase.

Loan to Value Ratio: The Company follows a policy of not loaning more than 65% to 90% of the value of the collateral for real estate construction and development loans depending on the type of the project. The policy limits are 75% of the value of commercial property and no more than 80% of residential property for its permanent real estate loans. The Company generally does not make use of credit enhancements like loan insurance to exceed these amounts. The above ratios are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate, when the exception is temporary, or when other special circumstances apply. There are no specific loan to value ratios for other commercial, industrial or agricultural loans not secured by real estate. Adequacy of the collateral is established based on the individual borrower and the purpose of the loan. Consumer loans may have maximum loan to collateral ratios based on the loan amount, the nature of the collateral, and other factors.

Loan Concentrations: The concentration profile of the Company's loans is discussed in Note 18 to the accompanying consolidated financial statements.

Loan Sales and Mortgage Servicing Rights: The Company sells most of the fixed rate single family mortgage loans it originates as well as selected other portfolio loans. These loans are made to accommodate the borrower, but are sold to mitigate the market risk inherent in fixed rate assets. Most are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. In May, 1995, the FASB issued Statement of Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This statement requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. This statement is effective for fiscal years beginning after December 15, 1995. The Company adopted this statement on January 1, 1996. For loans originated for sale, the Statement requires that a portion of the investment in the loan be ascribed to the right to receive this fee for servicing and that this value be recorded as a separate asset.

DEPOSITS

An important component in analyzing net interest margin is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts: demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 11.

TABLE 11--Detailed Deposit Summary
(amounts in thousands)                                    Year ended December 31
                                                1996                1995             1994
                                          Average            Average            Average
                                          Balance    Rate    Balance   Rate     Balance   Rate
NOW accounts                            $  132,809   1.13%  $126,883   1.16%   $128,212   1.01%
Money market deposit accounts              412,350   4.03    375,227   4.44     298,561   3.48
Savings accounts                            91,382   2.34    100,551   2.42     135,276   2.25
Time certificates of deposit for
 less than $100,000 and IRA's              169,095   5.59    154,234   5.53     157,763   4.54
Time certificates of deposit for
 $100,000 or more                           74,584   5.25     57,822   5.09      57,097   3.72
Interest-bearing deposits                  880,220   3.75%   814,717   3.93%    776,909   3.09%
Demand deposits                            153,876           132,095            119,578
                                        $1,034,096          $946,812           $896,487


The average rate paid on deposits, which had increased from 3.09% in 1994 to 3.93% in 1995, declined in 1996 to 3.75%. The Fed pushed rates up sharply during 1994 and only gradually dropped them in 1995 and in the first quarter of 1996. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts are those products which the institution can reprice at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced will bear the new rate. This lag effect explains why the average rate declined in 1996 while market rates remained essentially unchanged.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 11, however, this is not the case. There are two primary reasons for this anomoly.

TABLE 12--Maturity Distribution of Time
Certificates of Deposit of $100,000 or More

(in thousands)                           December 31
                                1996       1995       1994
Three months or less         $   40,868 $   21,938 $   26,232
Over three months
  through six months             21,446     17,364     10,258
Over six months
  through one year               17,118     24,179     14,086
Over one year                    15,745     12,957     12,980
                             $   95,177 $   76,438 $   63,556

First, loan demand has been low in the California economy. With less need for funds to lend, the Company has been reluctant to offer premium rates to encourage large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, such as Federal funds. Since Federal funds sold earned less than 6% during almost all of 1995 and 1996, the spread between the cost of premium rate CD's and the earnings on the potential uses of the funds is very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

SECURITIES SOLD UNDER AGREEMENST TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by some of the securities in the Company's portfolios. Some banks use these agreements to borrow from other banks in order to provide temporary liquidity. In contrast, the Company almost exclusively provides these instruments in amounts over $100,000 to business customers for their cash management. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. The average rate paid in 1996 declined to 4.40% from 5.01% in 1995, whereas the 1995 rate had increased from 3.26% during 1994. The average balance for these arrangements varies with economic activity as these customers have more or less cash to invest. The $25.4 million average balance borrowed during 1996 was more than double the 1995 average balance of $10.2 million, reflecting the improved local economy and lower rates offered on deposit products.

Federal funds purchased are a form of overnight borrowing from other banks. The Company purchases funds each day to accommodate other local community banks on the Central Coast that have excess cash to invest overnight. The related interest expense is tied to the rate that the Company receives for its excess cash sold as Federal funds to larger financial institutions. During the last three years, the Company has occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. The average balance was $15.1 million in 1996, compared to $16.6 million in 1995, and $14.3 million for 1994. Management does not anticipate a change in this pattern for 1997.

OTHER REAL ESTATE OWNED

Real property owned by the Company which was acquired in foreclosure proceedings is termed Other Real Estate Owned or OREO. The amount of OREO held at year-end in 1996 and 1995 was $1,629,000 and $1,785,000 respectively. The decrease from 1995 to 1996 resulted because additions due to foreclosures of $1,559,000 were less than sales of $1,648,000 and valuation reduction of $67,000.

The total at year-end to be disposed of is only 0.13% of total assets, compared with 0.12% held by its FDIC peers as a percentage of their total assets.

As part of the loan application process, the Company reviews all real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.

OTHER OPERATING INCOME

Trust fees remain the largest component of other operating income reaching over $8.4 million in 1996. Fees increased by $1,421,000 or 20% over 1995. The market value of assets under administration--on which the majority of fees are based--increased from $1.4 billion at the start of 1995 to $1.6 billion at the end of 1996.

The Trust and Investment Services Division began selling annuities and mutual funds to customers in 1995 and earned $373,000 in fees from these sales in 1996. The Company provides assistance to customers to determine what investments would best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The funds and annuities are not operated by the Company, but instead are managed by registered investment companies. Fees for managing employee benefit trust business increased $159,000 or 19% in 1996.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is refund transfer fee income which totaled $1.2 million in 1996. As explained in the previous discussion on RAL's, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than would the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income.

The Company continues to work on increasing other income and fees because it is an important potential contributor to profitability.

OTHER OPERATING EXPENSE

Total other operating expenses have increased over the last three years as the Company has grown, but as a percentage of average earning assets, these expenses have remained relatively steady at 4.13%, 4.11%, and 4.09%, for 1996, 1995, and 1994, respectively. These ratios are quite favorable compared to the average ratio of 4.27% for its FDIC peer group for the first nine months of 1996, especially when several important factors are considered.

The first is that it is exceptional for a financial institution the size of the Company to have such a large trust division. The expenses of this division (approximately $4.7 million in 1996) are included in the general category of other operating expenses (the numerator of the ratio), but the only earning assets associated with the division (the denominator of the ratio) are trust customer funds deposited with the Company, which averaged $83.5 million in 1996.

The second factor is the high proportion of premises leased rather than owned by the Company. There is increased lease expense, but, as noted above, by not committing funds to the purchase of premises, the Company is able to substantially increase its net interest income.

A third factor is that, as indicated in Note 12 to the consolidated financial statements, beginning in 1995, there was a significant reduction in FDIC deposit premiums which resulted in a lower ratio of other operating expenses to earning assets.

Within the whole category of other operating expense, salary and benefit expenses have increased 23.7% from 1994 to 1996 compared to a 17.4% increase in average earning assets for the same period. Staff size is closely monitored and in most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered). The number of staff has increased for several reasons. Four additional branch offices have been opened since the start of 1993. Additional credit review and administrative personnel were hired to more closely monitor credit quality, and other personnel were hired for the new services in the Trust and Investment Services Division.

Net occupancy and equipment expense have increased from 1994 to 1996 by 14.1% because of some renovation of branch offices, cost of living increases in lease rent, and the opening of the new offices.

The Company incurred approximately $4.0 million in direct operating expenses related to the new offices and personnel in the Ventura County expansion in 1996. These expenses will increase in 1997 as a fourth Ventura office is opened and offices acquired through the merger with First Valley Bank of Lompoc are added. Additional expenses were incurred in the administrative and support areas of the Company for the startup activities.

CAPITAL RESOURCES

Under current regulatory definitions, the Company is "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Capital Adequacy Standards

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy is meant to accomplish several ends: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets.

The Company, as a bank holding-company, is required by the FRB to maintain a risk-based capital ratio of at least 8.00%. At the end of 1996, the Company's ratio was 16.47%. The minimum levels established by the FRB, the minimum levels necessary to be considered well capitalized by regulatory definition and the Company's ratios as of December 31, 1996 are presented in Note 17. It is Management's intent to maintain capital in excess of the well capitalized requirement. As of year-end all ratios exceed this threshold. The Bank is also subject to the requirement to maintain a risk-based capital ratio of 8.00%. The Bank's ratios are slightly higher than the Company's, and at the end of 1996, its ratio was 16.57%. Sanbarco has no minimum capital requirements.

The risk-based capital ratio is strongly impacted by the management of the securities portfolios because the U.S. Treasury securities are assigned a zero risk weighting and other instruments in which the Company has often placed a significant amount of funds--U.S. Agency securities, State and Municipal securities, Federal funds sold, and bankers' acceptances--have a 20% risk weighting. The Company's ratio decreased from 17.97% for year-end 1995 to 16.57% for year-end 1996 due mainly to growth in the balance sheet as a result of the lease portfolio purchase of approximately $59 million. Lease assets are 100% risk weighted and the resultant growth in risk weighted assets was at a greater rate than the growth in risk based capital and therefore the ratio declined.

The Company is trying to increase loans as a percentage of total assets in order to increase net interest income. Except for most 1-4 family residential loans, loans are risk-weighted at 100%. If Management's projections for loan growth are reached in 1997, the Company's risk-based capital ratio should decrease, but Management anticipates that the Company and the Bank will continue to exceed the minimum standards.

Future Sources and Uses of Capital

The Company expects sustained growth in capital resources. Net income has provided $39.0 million in capital in the last three years. Of this amount, $13.0 million, or 33.3% was distributed in dividends.

In addition to the capital generated from the operations of the Bank, over the years a significant source of capital growth has been the exercise of employee stock options. The extent of the growth from this source in any one year depends on a number of factors, among them the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised during the year.

The net increase to capital from the exercise of options is lessened by the ability of employees to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 1996, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $1,550,000 or 23.5% percent of the net growth in shareholders' equity in that year. At December 31, 1996, there were approximately 405,000 options outstanding and exercisable at less than the current market price, with an average exercise price of $13.35. This represents a potential addition to capital of $5.4 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $5.4 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

Tender Offer and Other Repurchases

As disclosed in Note 9 to the accompanying consolidated financial statements, in January 1997 the company offered to purchase up to 500,000 shares of common stock duly tendered by February 21, 1997. The number of shares tendered on that date were 65,247 or 0.9% of the outstanding shares at December 31, 1996. The company paid $30.00 per share or approximately $2.0 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital in 1997. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; and 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current and anticipated needs.

The Company will also repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and also to utilize the accumulation of excess capital generated by the Company's earnings. In 1996, the Company repurchased approximately 188,000 shares to offset the effects of the exercise of stock options of 182,000 shares.

Although total capital will not change as a result of the purchase of First Valley Bank since the transaction is a purchase for cash, Tier 1 capital and total risked-based capital will be reduced by the amount of goodwill recognized. In addition, the capital to asset ratios will decrease because of the addition of the First Valley Bank assets. However, all capital ratios will remain in excess of the "well-capitalized" minimums.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1996, except as reported in Note 19 to the consolidated financial statements. State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. For the Bank, this would mean approximately $22.5 million more could have been transferred as dividends to the Bancorp in 1996, subject to regulatory capital requirements. The primary need for funds to be transferred to the Bancorp is for the payment of dividends to its shareholders. Management expects that the amount of dividends to be transferred to the Bancorp from the Bank will be in the range of $4 to $6 million per year for this purpose.

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

The Bank is required by the provisions of the federal Community Reinvestment Act ("CRA"), to make significant efforts to ensure that access to banking services is available to every segment of the community."

The FRB may take action against a bank holding company or a bank that it regulates should it make a finding that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank that it finds is not acting in a safe and sound manner. Given the strong capital position and performance of the Company and the Bank, Management does not expect to be impacted by these types of restrictions in the foreseeable future.

IMPACT OF INFLATION

Inflation has been moderate for the last several years and has had little or no impact on the financial condition and results of operations of the Company during the periods discussed here.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented in the market place.

The Company's objective is to ensure adequate liquidity at all times by maintaining liquid assets (asset liquidity), by being able to raise deposits and liabilities (liability liquidity), and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and losing opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets.

As indicated in the Consolidated Statements of Cash Flows included with the accompanying consolidated financial statements, the principal sources of liquidity for the Company have been interest payments received on loans and investments, proceeds from the maturity or sale of securities and bankers' acceptances, and the growth in deposits.

To manage the Company's liquidity properly, however, it is not enough merely to have large cash inflows; they must be timed to coincide with anticipated cash outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The Company manages its liquidity adequacy by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity.

Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity would be the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the Federal Home Loan Bank for short-term advances, and access to the Federal Reserve Bank's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RAL's.

Intermediate liquidity is the ability to raise funds during the next few weeks to meet cash obligations over those next few weeks. Sources of intermediate liquidity would include maturities or sales of bankers' acceptances and securities, term repurchase agreements, and term advances from the Federal Home Loan Bank. The Company monitors the cash flow needs of the next several weeks and determines that the sources are adequate to provide for these cash needs.

Long term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long term liquidity sources would include initiating special programs to increase core deposits in expanded market areas, reducing the size of securities portfolios, taking long-term advances from the Federal Home Loan Bank, securitizing loans, and accessing capital markets. An example of coordinating a source of long term liquidity with asset/liability management was the borrowing of $38 million from the Federal Home Loan Bank in December 1996 to fund a portion of the lease portfolio purchase. Had the Company used immediate or intermediate sources of liquidity to fund the whole purchase, the negative gap in the first period of Table I would have been larger and subjected the Company to greater exposure from rising interest rates.

INCOME TAX EXPENSE

Income tax expense is the sum of two components, the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying consolidated income statements because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from taxable income on its Federal tax return actual net loan charge-offs, irrespective of the amount of provision for loan loss (bad debt expense) it recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for taxes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. For its financial statements, the Company recognizes income as the discount is accreted, but for its tax return, the Company can defer the recognition of income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes, which results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company's ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured and no valuation allowance needs to be provided.

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

The Company has substantial differences between book income and taxable income due to the temporary differences noted above and due to permanent differences like the tax-exempt income from state and municipal securities. These differences were not sufficient in 1996 to trigger the AMT rate but it did pay taxes under AMT in 1995. The extra tax paid under the AMT calculation for 1995 was allowable as a credit against 1996 taxes. The lowest effective tax rate for the Company occurs at the point that the regular tax computation and the AMT computation result in the same tax amount. The Company therefore tries to stay very close to this crossover point. In these circumstances, the Company carefully considers the impact of new purchases of tax-exempt securities and other transactions which might cause the AMT to come into effect.

COMMON STOCK PRICES AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 76 in "Selected Annual and Quarterly Financial Data." The Company applied for listing on the NASDAQ National Market System in April, 1996 and began to be listed in the middle of May. The trading symbol is SABB. The stock prices shown prior to May 1996, represent only trades known to the Company or its transfer agent as the stock was not then listed on an exchange, and only offers to buy and sell and trading volume were reported on the NASDAQ electronic bulletin board. Stock prices after that date represent trading activity through the National Market System.

The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. For the years 1996, 1995 and 1994, the Company has declared dividends which were 34.6%,40.3% and 30.8%, respectively, of its net income. The most recent information for the Company's peers shows an average payout ratio of 29.6%.

FIRST VALLEY BANK ACQUISITION

As disclosed in Note 18 to the accompanying consolidated financial statements, in December 1996, the Company entered into a definitive agreement whereby it agreed to acquire all of the outstanding shares of First Valley Bank, Lompoc and merge it into Santa Barbara Bank & Trust. First Valley Bank has five branch offices in the northern part of the county where the Company has a smaller presence. This acquisition, when completed, will create attractive growth opportunities to the north. As the Company pursues its stated plans to expand its brand of community-based banking beyond its current market area, Management will consider opportunities to form strategic partnerships (similar to the announced partnership with First Valley Bank) with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and responsive community support.

Notes to Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE A

As of September 30, 1996, for all FDIC banks with an asset size of $1 billion to $10 billion, non-performing assets represented 9.93% of their equity capital and 0.89% of their total assets. For banks of all sizes in the FDIC's Western region, non-performing assets represented 9.97% of equity capital and 0.95% of total assets.

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its FDIC peers. For 1996, the peer group generally is all FDIC banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 1996, which is the latest issue available. The publication does not report some of the statistics cited in this analysis by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

The peer information for the dividend payout ratio is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 1996.

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

NOTE E

In Table 1, the net deferred loan origination, commitment, and extension fees and the allowance for loan and lease losses are included in the column titled "Noninterest bearing or non-repricing items."

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Santa Barbara Bancorp and Subsidiaries


To the Shareholders and the Board of Directors

We have audited the accompanying consolidated balance sheets of Santa Barbara Bancorp (a California corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Santa Barbara Bancorps management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


handwritten signature:
ARTHUR ANDERSEN LLP
Los Angeles, California
January 31, 1997

Santa Barbara Bancorp
and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (in thousands)                                           December 31
                                                        1996        1995
Assets:
 Cash and due from banks (Note 5)                   $   51,181  $   74,746
 Federal funds sold                                     70,000      65,000
  Total cash and cash equivalents                      121,181     139,746
 Securities (approximate market value of
  $431,108 in 1996 and $375,093
  in 1995) (Note 2):
  U.S. Treasury obligations                            243,631     197,812
  U.S. Agency obligations                               52,268      76,889
  State and municipal securities                        86,103      82,376
  Collateralized mortgage obligations                   30,548          --
  Equity Securities                                      5,488         488
   Total securities                                    418,038     357,565
 Bankers' acceptances                                   64,732     139,294
 Loans (Note 3)                                        684,167     558,801
  Less: allowance for loan
   and lease losses (Note 4)                            16,572      12,349
   Net loans                                           667,595     546,452
 Premises and equipment, net (Note 6)                    6,835       8,149
 Accrued interest receivable                             8,503       7,981
 Other assets (Notes 1 and 8)                           14,436      13,174
    Total assets                                    $1,301,320  $1,212,361

Liabilities:
 Deposits (Note 7):
  Non-interest bearing demand deposits              $  178,511  $  158,122
  Interest bearing deposits                            934,572     895,898
    Total deposits                                   1,113,083   1,054,020
 Securities sold under agreements to repurchase
  and Federal funds purchased (Note 10)                 33,490      51,316
 Long-term debt and other borrowings (Note 11)          39,000       1,210
 Accrued interest payable and
  other liabilities (Notes 8, 13 and 15)                 8,154       4,818
    Total liabilities                                1,193,727   1,111,364
Commitments and contingencies (Note 18) Shareholders' equity (Notes 9, 13 and
17):
 Common stock  no par value, $.67 stated
  value; shares authorized: 20,000; shares
  shares issued and outstanding:
  7,588 in 1996 and 7,679 in 1995.                       5,059       5,119
 Surplus                                                35,415      39,191
 Unrealized gain (loss) on securities
  available-for-sale (Notes 1 and 2)                         2        (179)
 Retained earnings                                      67,117      56,866
   Total shareholders' equity                          107,593     100,997
    Total liabilities and
       shareholders' equity                         $1,301,320  $1,212,361

The accompanying notes are an integral part of these consolidated balance sheets.

Santa Barbara Bancorp
and Subsidiaries

CONSOLIDATED STATEMENTS
OF INCOME
(in thousands)
                             Year Ended December 31
                                 1996 1995 1994
Interest income:
 Interest and fees on loans (Note 3)             $56,791  $52,649  $46,816
 Interest on securities:
  U.S. Treasury obligations                       14,035   12,447   16,495
  U.S. Agency obligations                          3,710    3,680    2,085
  State and municipal securities                   6,615    6,973    7,232
  Collateralized mortgage obligations              1,453
  Equity securities                                   46       14       --
 Interest on Federal funds sold                    3,128    3,131      772
 Interest on bankers' acceptances                  3,800    3,294    1,500
  Total interest income                           89,578   82,188   74,900
Interest expense:
 Interest on deposits (Note 7)                    33,006   32,035   24,008
 Interest on securities sold under
  agreements to repurchase and
  Federal funds purchased (Note 10)                1,897    1,474      878
 Interest on long-term debt and
  other borrowings (Note 11)                         146       74       81
  Total interest expense                          35,049   33,583   24,967
Net interest income                               54,529   48,605   49,933
Provision for loan and lease
 losses (Notes 1 and 4)                            4,264    9,924    6,257
Net interest income after
 provision for loan and lease losses              50,265   38,681   43,676
Other operating income (Note 12):
 Service charges on deposit accounts               4,594    4,255    3,183
 Trust fees (Note 1)                               8,441    7,020    6,449
 Other service charges, commissions
  and fees, net                                    6,107    5,959    4,077
 Net loss on sales of
  securities (Notes 1, 2 and 8)                     (753)     (99)  (1,191)
 Other income                                        553      553      566
  Total other operating income                    18,942   17,688   13,084
Other operating expense:
 Salaries and other compensation (Note 16)        20,706   18,402   16,300
 Employee benefits (Notes 13 and 15)               5,446    4,253    4,849
 Net occupancy expense (Notes 6 and 18)            4,550    4,257    3,528
 Equipment rental, depreciation
  and maintenance (Note 6)                         2,564    2,611    2,247
 Net cost of operating
  other real estate owned (Note 1)                   277       31     (485)
 Other operating expense (Note 12)                13,046   12,415   12,852
  Total other operating expense                   46,589   41,969   39,291
Income before provision for income taxes          22,618   14,400   17,469
Provision for income taxes (Note 8)                6,953    3,985    4,518
Net income                                       $15,665  $10,415  $12,951
Earnings per share                               $  2.05  $  1.36  $  1.69

The accompanying notes are an integral part of these consolidated statements.

Santa Barbara Bancorp
and Subsidiaries
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)                                                  Unrealized
                                                               Gain (Loss) on
                                                                Securities
                                           Common Stock         Available-  Retained
                                         Shares   Amount Surplus for-Sale   Earnings  Total
Balance, December 31, 1993                 7,597 $ 5,065 $ 38,557 $   683   $ 41,686 $ 85,991
Activity for 1994:
Exercise of employee
  stock options (Note 9)                     150     100    2,116      --         --    2,216
Retirement of
  common stock (Note 9)                      (58)    (39)    (990)     --         --   (1,029)
Cash dividends declared
  at $0.52 per share                          --      --       --      --     (3,990)  (3,990)
Change in unrealized
  gain (loss) on
  securities available-
  for-sale                                    --      --       --  (2,179)        --   (2,179)
Net income                                    --      --       --      --     12,951   12,951
Balance, December 31, 1994                 7,689   5,126   39,683  (1,496)    50,647   93,960
Activitiy for 1995:
Exercise of employee
  stock options (Note 9)                      87      58    1,220      --         --    1,278
Retirement of
  common stock (Note 9)                      (97)    (65)  (1,712)     --         --   (1,777)
Cash dividends declared
  at $0.55 per share                          --      --       --      --     (4,196)  (4,196)
Change in unrealized
  gain (loss) on
  securities available-
  for-sale                                    --      --       --   1,317         --    1,317
Net income                                    --      --       --      --     10,415   10,415
Balance, December 31, 1995                 7,679   5,119   39,191    (179)    56,866  100,997
Activity for 1996:
Exercise of employee
  stock options (Note 9)                     182     122    3,124      --         --    3,246
Retirement of
  common stock (Note 9)                     (273)   (182)  (6,900)     --         --   (7,082)
Cash dividends declared
  at $0.71 per share                          --      --       --      --     (5,414)  (5,414)

Change in unrealized
  gain (loss) on
  securities available-                       --      --       --     181         --      181
  for-sale                                    --      --       --      --     15,665   15,665

Balance, December 31, 1996                 7,588 $ 5,059 $ 35,415 $     2   $ 67,117 $107,593

The accompanying notes are an integral part of these consolidated statements.

Santa Barbara Bancorp
and Subsidiaries
CONSOLIDATED STATEMENTS OF
CASH FLOWS
 (in thousands)

Increase (decrease) in cash and cash                                                    Year Ended December 31
 equivalents (Note 1):                                                                 1996      1995      1994
Cash flows from operating activities:
 Net Income                                                                        $  15,665 $  10,415 $  12,951
 Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization                                                        2,067     2,041     1,614
  Provision for loan and lease losses                                                  4,264     9,924     6,257
  (Benefit) provision for deferred income taxes                                       (2,508)      795    (1,724)
  Net recovery on other real estate owned                                                (52)      (40)     (821)
  Net amortization of discounts and premiums for
   securities and bankers' acceptances                                                (2,524)   (1,038)   (6,523)
  Net change in deferred loan origination fees and costs                                 223       102       736
  (Increase) decrease in accrued interest receivable                                    (522)      149      (902)
  Increase in accrued interest payable                                                   103       334       296
  Net loss on sales and calls of securities                                              753        99     1,191
  Decrease (increase) in service fees and other income receivable                        796       140       (23)
  Increase (decrease) in income taxes payable                                             94      (181)     (214)
  Other operating activities                                                           3,127    (1,113)      816
   Net cash provided by operating activities                                          21,486    21,627    13,654
Cash flows from investing activities:
  Proceeds from sales, calls and maturities of securities (Note 2)                   211,201   168,731   307,256
  Purchase of securities (Note 2)                                                   (268,757) (136,320) (309,622)
  Proceeds from sale or maturity of bankers' acceptances                             256,025   118,332    62,970
  Purchase of bankers' acceptances                                                  (182,139) (176,856)  (79,380)
  Net increase in loans made to customers                                           (127,260)  (72,520)  (39,374)
  Disposition of property from defaulted loans                                         1,670       383     3,436
  Purchase or investment in premises and equipment                                      (752)   (2,799)   (2,362)
   Net cash used in investing activities                                            (110,012) (101,049)  (57,076)
Cash flows from financing activities:
  Net increase in deposits                                                            59,063    97,303    90,464
  Net increase (decrease) in borrowings with
   maturities of 90 days or less                                                     (18,035)   41,829   (10,668)
  Net increase in long-term debt                                                      37,791        --        --
  Proceeds from issuance of common stock (Note 9)                                      1,146       454     1,187
  Payments to retire common stock (Note 9)                                            (4,982)     (953)       --
  Dividends paid                                                                      (5,022)   (4,095)   (3,877)
   Net cash provided by  financing activities                                         69,961   134,538    77,106
 Net increase (decrease) in cash and cash equivalents                                (18,565)   55,116    33,684
 Cash and cash equivalents at beginning of period                                    139,746    84,630    50,946
 Cash and cash equivalents at end of period                                        $ 121,181 $ 139,746  $ 84,630


 Supplemental disclosure:                                                              1996      1995      1994
  Cash paid during the year for:
  Interest paid during the year                                                    $  34,946 $  33,917  $ 24,671
  Income taxes paid during the year                                                $   8,425 $   3,110  $  6,102
  Non-cash additions to other
    real estate owned (Note 1)                                                     $   1,774 $   1,446  $   265
  Non-cash transaction for net addition to
     (release from) senior debt on other real
     estate owned upon foreclosure (disposal)
     of properites                                                                       --  $     209  $  (327)

 The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Santa Barbara Bancorp and Subsidiaries

NOTE 1  SUMMARY OF SIGNIFICANT POLICIES

Nature of Operations

SANTA BARBARA BANCORP (the "Company") is a bank holding company organized under the laws of California. Its principal subsidiary, Santa Barbara Bank & Trust (the "Bank") provides a full range of commercial banking and trust management services to individuals and business enterprises. Its offices are located in Central and Southern Santa Barbara County and in Western Ventura County. The banking services include making commercial, leasing, consumer, and residential and non-residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The Bank offers safe deposit boxes, travelers checks, money orders, and cashiers checks. The Bank also provides escrow and foreign exchange services to its customers. A wide range of wealth management services are offered through the Bank's Trust and Investment Services division. The name of the Company's other subsidiary was changed during 1996 from SBBT Service Corporation to Sanbarco Mortgage Company. While the subsidiary continues to provide correspondent services to other local financial institutions, its primary business activities are now directed to brokering commercial real estate loans and servicing those loans for a fee.

Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries are in accordance with generally accepted accounting principles ("GAAP") and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries, after eliminating significant intercompany balances and transactions.

The preparation of consolidated financial statements in accordance with GAAP requires Management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

Securities

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company's securities are classified as held-to-maturity or available-for-sale. Securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity. Securities which might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

The Company's securities classified as held-to-maturity are carried at amortized historical cost. This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets for the years ended December 31, 1996 and 1995 at their fair value. The net unrecognized gain or loss for these securities is reported on the consolidated balance sheets as a separate component of equity, net of the tax effect.

Loans, Fees, and Allowance for Loan and Lease Losses

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

The Company implemented Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"), on January 1, 1995. The pronouncements apply to certain types of loans made by the Company and require the Company to establish a valuation allowance for any of those loans which are impaired. A loan is identified as impaired when it is probable that interest and principal will not be collected according with the contractual terms of the loan agreement.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate; (2) by observing the loan's market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

The provisions of SFAS 114 permit the valuation allowance for impaired loans to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance on a loan-by-loan basis.

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

The Company also provides an allowance for losses for (1) loans that are not covered by SFAS 114 and SFAS 118; (2) loans which while covered by the statements, are not identified as impaired; and (3) losses inherent in loans of all types which have not been specifically identified as of the period end. The valuation allowance determined in accordance with SFAS 114 and the allowance for other loan losses are reported together as Allowance for Loan Loss in the accompanying consolidated balance sheets as of December 31, 1996 and 1995 and in
Note 4. The Allowance for Loan Losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Buildings and improvements          10-25 years
Furniture and equipment               5-7 years
Electronic equipment                    3 years

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

Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. The Board of Directors of the Company declared a 3-for-2 stock split effective February 14, 1996. The numbers of shares and earnings per share have been restated for the 3-for-2 stock split. The weighted average number of shares outstanding used in computing earnings per share was 7,635,191 in 1996, 7,677,057 in 1995, and 7,646,839 in 1994. The only potential common stock equivalents for the Company are shares issuable on the exercise of outstanding options. Even if all of the outstanding stock options had been exercised, there would be no material dilutive effect for any of the years presented and therefore they have been excluded from the computation.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired through foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO less estimated disposal costs at the time of the acquisition, the difference is charged-off against the Allowance for Loan Losses. Any senior debt to which OREO is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings.

During the time the property is held, all related operating or maintenance costs are expensed as incurred and additional decreases in the fair value are charged to other operating expense in the period in which they become known. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in the fair value may be recognized as reductions of OREO operating expense to the extent that they represent recoveries of amounts previously written-down. Gains in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

OREO that has been acquired through foreclosure or deed in lieu was $1,629,000 and $1,785,000 as of December 31, 1996 and 1995, respectively.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under the accounting method that has been in effect prior to the effective date of this statement, if options were granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. SFAS 123 establishes a second accounting method for employee stock options under which issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. In SFAS 123, the FASB has indicated its preference for the new method. However, the statement permits entities to retain the prior method. The Company believes that the prior method better reflects the motivation for its issuance of stock options--that they are incentives for future performance rather than compensation for past performance. Therefore, in adopting SFAS 123 on January 1, 1996, the Company chose to continue to account for its stock option plans in accordance with the prior method. SFAS 123 requires entities that elect to retain the prior method to present pro forma disclosures of net income and earnings per share as if the new method had been applied. The Company presents these disclosures in Note 16.

Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to be comparable with classifications used in the 1996 financial statements.

NOTE 2  SECURITIES

A summary of securities owned by the Company at December 31, 1996 and 1995 is shown at the top of the next page.

(in thousands)                           Gross      Gross      Estimated
                             Amortized  Unrealized Unrealized   Market
                                Cost     Gains      Losses      Value
  1996:
Held-to-Maturity:
  U.S. Treasury
    obligations              $137,988   $    178    $  (680)   $137,486
  U.S. Agency
    obligations                52,268        351       (391)     52,228
  State and municipal
    securities                 86,103     13,613         --      99,716
                              276,359     14,142     (1,071)    289,430
Available for Sale:
  U.S. Treasury
    obligations               105,482        221        (60)    105,643
  U.S. Agency
    obligations                    --         --         --          --
  Collateralized
    mortgage
    obligations                30,551        132       (135)     30,548
  Equity Securities             5,488         --         --       5,488
                              141,521        353       (195)    141,679
                             $417,880   $ 14,495    $(1,266)   $431,109


  1995:
Held-to-Maturity:
  U.S. Treasury
    obligations              $ 97,528   $    775    $    --    $ 98,303
  U.S. Agency
    obligations                51,826        983       (143)     52,666
  State and municipal
    securities                 82,376     15,913         --      98,289
                              231,730     17,671       (143)    249,258
Available for Sale:
  U.S. Treasury
    obligations               100,090        316       (122)    100,284
  U.S. Agency
    obligations                25,026         37         --      25,063
  Equity Securities               488         --         --         488
                              125,604        353       (122)    125,835
                             $357,334   $ 18,024    $  (265)   $375,093


In November, 1995, the FASB issued a guide to implementing Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The guide permitted holders of debt securities a onetime opportunity to reclassify securities from held-to-maturity to available-for-sale without calling into question the holder's ability and intent to hold to maturity any securities still classified as held-to-maturity. Under this "window-of-opportunity," the Company reclassified securities with an amortized cost of $144 million from held-to-maturity to available-for-sale. The unrealized gains and losses on these securities totaled $683,000 and $986,000, respectively. $94 million of these reclassified securities were sold prior to December 31, 1995.

The amortized cost and estimated fair value of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown in the table at the bottom of the next page. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)                   Held-to- Available-
                                 Maturity  for-Sale  Total
1996:
 Amortized cost:
  In one year or less            $ 49,070 $ 51,495 $100,565
  After one year
   through five years             185,092   84,538  269,630
  After five years
   through ten years               14,672       --   14,672
  After ten years                  27,525       --   27,525
  Equity Securities                    --    5,488    5,488
                                 $276,359 $141,521 $417,880
 Estimated market value:
  In one year or less            $ 48,825 $ 51,579 $100,404
  After one year
   through five years             184,495   84,612  269,107
  After five years
   through ten years               19,479       --   19,479
  After ten years                  36,631       --   36,631
  Equity Securities                    --    5,488    5,488
                                 $289,430 $141,679 $431,109
1995:
 Amortized cost:
  In one year or less            $ 32,414 $ 55,135 $ 87,549
  After one year
   through five years             151,560   69,981  221,541
  After five years
   through ten years               21,823       --   21,823
  After ten years                  25,933       --   25,933
  Equity Securities                    --      488      488
                                 $231,730 $125,604 $357,334
 Estimated market value:
  In one year or less            $ 32,522 $ 55,172 $ 87,694
  After one year
   through five years             158,803   70,175  228,978
  After five years
   through ten years               27,978       --   27,978
  After ten years                  29,955       --   29,955
  Equity Securities                    --      488      488
                                 $249,258 $125,835 $375,093

During 1994 and 1995, the Company transferred four of its U.S. Agency securities from available-for-sale classification to held-to-maturity. The securities, when purchased in 1993 and 1994, had one or more call dates. The terms of the securities provided that if they were not called, the interest rate on the securities would increase, or "step up", and consequently the bonds are termed "step bonds." At the time of purchase, interest rates were such that Management expected that they would be called. When interest rates increased during 1994, it would have been more expensive for the issuer to refinance the debt at current interest rates and none of the securities were called. With circumstances changed by the issuers' decision not to call, Management decided to classify them as held-to-maturity. The notes were transferred at their fair value. The fair value was $4,802,000 for the one transferred in 1994 and $29,296,000 for the three transferred in 1995. The unrealized loss on the first security at the time of transfer was $187,000 and for the three later ones was $704,000. Under the provisions of SFAS 115, the sum of these amounts (net of tax effect) remained in the special component of equity for unrealized gains and losses on securities available-for-sale to be amortized over the remaining term of the securities. The tax effect is reported as a portion of the deferred tax asset in Note 8.

As of December 31, 1996, all four step bonds have reached their final steps. One security has one remaining call date. Only the interest rate on these notes is contingent, all principal is paid at maturity unless at a sooner call date. There is no circumstance under which the interest rates paid on these notes will decline.

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1996 and 1995 are shown in the table at the top of the next page.

(in thousands)                            Gross    Gross
                            Proceeds      Gains    Losses
1996
 Held-to-maturity:
   Calls                    $  3,317   $    55  $      --
 Available-for-sale:
   Sales                    $128,713   $     6  $    (814)
   Calls                    $    761   $    --  $      --
1995
 Held-to-maturity:
   Calls                    $ 13,071   $    --  $      --
 Available-for-sale:
   Sales                    $ 93,342   $   683  $    (760)
   Calls                    $ 21,020   $    --  $     (22)
1994
 Held-to-maturity:
   Calls                    $  3,295   $    --  $      --
 Available-for-sale:
   Sales                    $138,799   $     5  $  (1,196)

The Company became a member of the Federal Reserve Bank in 1995. As a condition of membership, the Company was required to purchase Federal Reserve Bank stock. The shares purchased are reported as equity securities.

In 1996, the Company became a member of the Federal Home Loan Bank, purchasing $5,000,000 in shares of stock which are reported as equity securities.

In 1996, the Company purchased some planned amortization class ("PAC") securities with average lives of two to three years. PAC's are a particular portion of a larger collateralized mortgage obligation ("CMO"). PAC bondholders have priority over other classes in the CMO issue in receiving principal payments from the underlying mortgage collateral. This priority is intended to provide more assurance that principal payments occur at designated times. So long as prepayments on the underlying mortgages are not significantly greater or less than generally expected ranges, other investors holding different portions of the CMO will be subject to the prepayment or extension risk. The Company purchases PAC's in order to achieve yields higher than Treasury securities with a minimum of increased risk. At December 31, 1996, the Company held $30.6 million of PAC's, all classified as available-for-sale, with a yield of 6.06% and average maturity of 1.81 years. The Company's policy requires the underlying collateral to be AAA rated, guaranteed either by the Federal National Mortgage Association, the Federal Home Loan Mortgage Company, or the United States Government.

Federal banking regulations require that all fixed rate CMO's held by financial institutions, even short-term PAC's, be low volatility instruments. A PAC must pass three "stress tests" to be considered a low volatility instrument: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the PAC's passed the tests at both the time of purchase and at December 31, 1996.

Securities with a book value of approximately $227,206,000 at December 31, 1996 and $286,547,000 at December 31, 1995 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

NOTE 3  LOANS

The loan portfolio consists of the following:

(in thousands)
                                             December 31
                                           1996        1995
 Real estate loans:
 Residential                             $  172,846 $142,143
 Non-residential                            199,203  179,272
 Construction                                10,245   20,846
Commercial, industrial, and agricultural    154,162  144,011
Home equity line                             34,323   34,597
Consumer                                     43,944   28,494
Leases                                       58,526       --
Municipal tax-exempt obligations              8,658    7,573
Other                                         2,260    1,865
                                          $ 684,167 $558,801

The amounts above are shown net of deferred loan origination, commitment, and extension fees of $2,362,000 for 1996 and $2,139,000 for 1995. In December 1996, the Company purchased a portfolio of fixed rate lease receivable contracts. The purchase price was $60.4 million which included a premium of $1.4 million over the outstanding contract amounts of $59 million. The premium will be amortized over two and one-half years.

Refund Anticipation Loans

The Company makes tax refund anticipation loans. Taxpayers desiring to receive their income tax refunds early borrow from the Company and the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally paid within several weeks. Therefore, processing costs represent the major cost of the loan rather than the cost of funds as for other loan types. Because of their short duration, the Company can not recover the processing costs through interest paid over the term of the loan. Consequently, the Company has a set fee for this service which does not vary by the amount of funds advanced or the length of time that the loan is outstanding. Nonetheless, the fees are reported in the statements of income as interest income, and totaled $3,030,000 for 1996, $3,253,000 for 1995, and $4,791,000 for 1994. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received after 90 days from the expected payment date are charged off. Consequently, there were no refund anticipation loans included in the above table of outstanding loans at December 31, 1996 or 1995.

Impaired Loans

The following table discloses information about the loans classified as impaired under the provisions of SFAS 114 and SFAS 118 and the valuation allowance related to them.

in thousands                                        December 31
                                                   1996     1995
Loans identified as impaired                       $5,945  $13,295
Impaired loans for which a valuation
  allowance has been determined                    $4,003  $13,295
Impaired loans for which no valuation
  allowance has been determined                    $1,942  $    --
Amount of valuation allowance                      $1,196  $ 4,766
Average amount of recorded investment
  in impaired loans for the year                   $6,060  $22,149
Interest recognized during the period
  for loans identified as impaired
  at year-end                                      $  269  $   246
Interest received in cash during the
  period for loans identified as
  impaired at year-end                             $  248  $   221

The valuation allowance amounts disclosed above are included in the allowance for loan loss reported in the balance sheets for December 31, 1996 and 1995 and in the following note.

NOTE 4  ALLOWANCE FOR LOAN AND LEASE LOSSES

The following summarizes the changes in the allowance for loan and lease losses:

(in thousands)                                   Year ended December 31
                                            1996         1995         1994
Balance, beginning of year             $    12,349  $    12,911  $    10,067
Tax refund anticipation loans:
 Provision for losses                        1,100        2,863        2,890
 Recoveries on
  loans previously
  charged-off                                1,437          383          672
 Loans charged-off                          (1,123)      (4,402)      (3,030)
All other loans:
 Provision for losses                        3,164        7,061        3,367
 Recoveries on
 loans previously
 charged-off                                 2,790          733          458
 Loans charged off                          (3,145)      (7,200)      (1,513)
Balance, end  of year                  $    16,572  $    12,349  $    12,911

The ratio of losses to total loans made from the tax refund anticipation loans are higher than arise from other loans. For these loans, the provision for loan loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

NOTE 5  CASH AND DUE FROM BANKS

Included within cash and due from banks are the reserves that all depository institutions are required by law to maintain on transaction deposits. The average cash reserve balances required by the Federal Reserve Bank to be maintained by the Bank were approximately $22.4 million in 1996 and $19.4 million in 1995.

NOTE 6  PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(in thousands)                        December 31
                                     1996     1995
Land                              $  1,282 $  1,282
Buildings and  improvements          4,334    4,412
Leasehold  improvements              6,396    6,340
Furniture and equipment             13,495   12,843
 Total cost                         25,507   24,877
Accumulated depreciation
 and amortization                  (18,672) (16,728)
Net book value                    $  6,835 $  8,149

Depreciation and amortization on fixed assets included in other operating expenses totaled $2,067,000 in 1996, $2,041,000 in 1995, and $1,614,000 in 1994.

NOTE 7  DEPOSITS

Deposits and the related interest expense consisted of the following:

Balance as of December 31:                   1996      1995
  Non interest bearing deposits          $  178,511 $  158,122
  Interest bearing deposits:
     NOW accounts                           143,191    148,027
     Money market
       deposit accounts                     438,558    427,198
     Other savings deposits                  88,104     94,124
     Time certificated of
        $100,000 or more                     95,177     76,438
     Other time deposits                    169,542    150,111
     Total deposits                      $1,113,083 $1,054,020

Interest expense for the
  Year ended December 31:                   1996   1995   1994
  Interest on deposits:
     NOW accounts                        $ 1,494 $ 1,476 $ 1,294
     Money market
       deposit accounts                   15,998  16,736  10,387
     Other savings deposits                2,141   2,347   3,033
     Time certificated of
        $100,000 or more                   3,917   2,974   2,366
     Other time deposits                   9,456   8,502   6,928
  Total interest expense
    on deposits                          $33,006 $32,035 $24,008



NOTE 8  INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are shown in the table at the top of the next page.

(in thousands)                          Year ended December 31
                                        1996    1995      1994
Federal:
  Current                             $ 6,385  $1,952   $ 3,962
  Deferred                             (2,013)    339    (1,312)
                                        4,372   2,291     2,650
State:
  Current                               3,076   1,238     2,280
  Deferred                               (495)    456      (412)
                                        2,581   1,694     1,868
Total tax provision                   $ 6,953  $3,985   $ 4,518

Reduction in taxes payable
  associated with exercises
  of stock options                    $(1,044) $ (254)  $  (326)

The current provision for income taxes includes credits of $319,000, $41,000 and $495,000 related to realized net securities losses for 1996, 1995, and 1994 respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 34 percent for the reasons shown in the table below.

(in thousands)                            Year ended December 31
                                        1996       1995       1994
Federal statutory tax rate              34.0%      34.0%      34.0%
Federal surcharge tax rate               0.3%         --         --
Interest on securities exempt from
 Federal taxation                      (10.6%)    (16.4%)    (14.4%)
State income taxes, net of Federal
 income tax benefit                      6.7%       7.8%       7.1%
ESOP dividends deductible as
 expense for tax purposes               (1.0%)     (1.0%)     (0.8%)
Other                                    1.3%       3.3%         --
Actual tax provision                    30.7%      27.7%      25.9%

Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of December 31, 1996 and 1995, included within other assets on the balance sheet are net deferred tax assets of $8,711,000 and $6,334,000, respectively. The net deferred tax assets as of December 31, 1996 and 1995 and the change in the tax effect of the principal temporary differences for the year ending that date are disclosed in the table at the top of the next page.

(in thousands)                     Comp-    Tax     Comp-  Tax    Comp-
                                  onents  Effect   onents Effect  onents
                                    1996    1996    1995   1995    1994
Deferred tax assets:
  Allowance for loan loss        $ 6,708  $2,082  $4,626  $(740)  $5,366
  State taxes                      1,077     627     450   (317)     767
  Loan fees                          363     (81)    444   (578)   1,022
  Depreciation                     1,167     211     956    265      691
  Post retirement benefits           633      46     587     86      501
  Other real estate owned             14      14      --     --       --
  Nonaccrual interest                314      94     220    191       29
  Other                               18    (213)    231    190       41
                                  10,294   2,780   7,514   (903)   8,417
  Valuation allowance                 --      --      --     --       --
  Total deferred tax assets       10,294   2,780   7,514   (903)   8,417

Deferred tax liabilities:
  Loan costs                         647     142     505    105      400
  Bond accretion                     433     (66)    499    (64)     563
  Federal effect of state asset      466     185     281   (171)     452
  Other                               33      11      22     22       --
  Total deferred tax liabilities   1,579     272   1,307   (108)   1,415
Net deferred tax asset
  before unrealized gains and
  losses on securities             8,715   2,508   6,207   (795)   7,002
  Unrealized gain on securities        4              --              --
  Unrealized loss on securities       --             127           1,064
Net deferred tax asset           $ 8,711  $2,508  $6,334  $(795)  $8,066

The change in the tax effect of the unrealized loss on securities available for sale is recorded directly to equity, rather than being included as a component of deferred tax expense or benefit. Hence there is no entry in the columns labeled "Tax Effect" in the table above for the change.

Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods or expected to be generated from operations in the future to realize all material amounts.

NOTE 9  SHAREHOLDERS' EQUITY

The Company has four stock option plans. These plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The first is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Stock acquired by the exercise of options granted under both plans may not be sold for five years after the date of the grant or two years after the date options are exercised, whichever is later. The third and fourth plans were established in 1983 and 1986 for employees and directors, respectively. All options, which were non-qualified options, approved under these plans have been granted and the plans are active now only for the exercise of options held by employees and directors.

Information is presented at the top of the next page concerning the stock option plans as of December 31, 1996, 1995, and 1994 (adjusted for stock splits and stock dividends) at the top of the next page.

                                               Options          Price Ranges
1996
Granted                                        290,676         $19.75 to $28.50
Exercised                                      182,293          $9.21 to $19.83
Cancelled and expired                            1,900         $10.33 to $23.13
Outstanding at end of year                     772,998          $9.21 to $28.50
                                             2/26/97 to
Range of expiration dates                    5/20/2002
Exercisable at end of year                     405,364          $9.21 to $25.63
Shares available for future grant              304,142

1995
Granted                                         92,394         $16.33 to $19.83
Exercised                                       87,051          $9.52 to $17.00
Cancelled and expired                           18,091         $10.33 to $16.67
Outstanding at end of year                     666,515          $9.21 to $19.83
Exercisable at end of year                     411,883          $9.21 to $19.00
Shares available for future grant              243,458

1994
Granted                                         84,702         $14.00 to $19.00
Exercised                                      149,839          $9.52 to $14.00
Cancelled and expired                           67,095          $4.88 to $17.08
Outstanding at end of year                     679,263          $9.21 to $19.00
Exercisable at end of year                     358,677          $9.21 to $17.00


All options outstanding were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire five years from the date of grant. The Board has granted some options which are exercisable in cumulative 10% annual installments and expire ten years from the date of grant. The options granted under the Directors' Stock Option Plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,099,000, $824,000, and $1,011,000 were surrendered in the years ended December 31, 1996, 1995, and 1994, respectively. These surrendered shares are included with other retired shares in the Consolidated Statements of Changes in Shareholders' Equity.

In January 1997, the Company offered to purchase approximately 6.6% of the then outstanding shares of common stock from its shareholders at a price of $30.00, net to the seller. Terms of the tender offer allowed for the Company to purchase 500,000 or fewer shares of common stock duly tendered by February 21, 1997. The offer was not conditioned on any minimum number of shares being tendered. As of February 21, 1997, approximately 65,000 shares of stock had been tendered for retirement at a cost to the Company of $1,950,000.

NOTE 10  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS SOLD

The Company enters into certain transactions the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Bank also purchased Federal funds from correspondent banks.The following information is presented concerning these transactions:

                                 Repurchase Agreements
(amounts in  thousands)          Year ended December 31
                              1996      1995       1994
Weighted average interest
 rate at year-end              4.29%     4.53%      4.57%
Weighted average interest
 rate for the year             4.40%     5.01%      3.26%
Average outstanding
 for the year               $ 25,428  $ 10,153  $   9,355
Maximum outstanding at any
 month-end during the year  $ 31,142  $ 21,900  $  12,525
Amount outstanding at
 end of year                $ 23,155  $ 21,900  $   3,461


                                     Federal Funds Purchased
(amounts in  thousands)                Year Ended December 31
                                      1996     1995      1994
Weighted average interest
 rate at year-end                      5.75%     5.75%     5.75%
Weighted average interest
 rate for the year                     5.14%     5.79%     4.01%
Average outstanding
 for the year                       $15,142  $ 16,649  $ 14,276
Maximum outstanding at any
 month-end during the year          $35,271  $ 29,416  $ 21,206
Amount outstanding at
 end of year                        $10,335  $ 29,416  $  6,026

NOTE 11  LONG-TERM DEBT AND OTHER BORROWINGS

In 1996, the Company became a member of the Federal Home Loan Bank ("FHLB"). As part of the Company's asset and liability management strategy, $38,000,000 of fixed rate term advances were borrowed from the FHLB and utilized to finance the acquisition of the leases mentioned in Note 3.

Also included in other borrowings are $1,000,000 of Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings such as the senior debt on other real estate owned as explained in Note 1. There was $210,000 in such senior debt at December 31, 1995, but none at December 31, 1996.

During the course of 1995, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank, but there were no such borrowings in 1996.

NOTE 12  OTHER OPERATING INCOME AND EXPENSE

The largest items included in other operating income related to service charges, commissions, and fees, are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers or to their tax preparer to facilitate earlier receipt of the refund.

Of the amounts included in other operating expense, the largest items in 1996 were credit card clearing fees, software expense and consultant expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects. In 1994, FDIC deposit insurance premiums were the largest item. During 1995, however, the FDIC Bank Insurance Fund reached the statutory maximum and the FDIC reduced the premium expense for the second half of the year to a very low rate and refunded the excess paid in the first half of the year. For 1996 the FDIC premium was also at the statutory minimum of $2,000.

The amounts for these income and expense categories included in the statements of income are as follows:

 (in thousands)                    Year ended December 31
                                     1996   1995  1994
Income items:
 Draft processing                  $2,619 $2,146 $2,011
 Refund transfer fees               1,243  1,629     24
 ATM fees                             351    270    191
 Loan broker fees                     282    300     --

Expense items:
 Credit card clearing fees         $1,763 $1,159 $1,575
 Software expense                   1,105    892    781
 Consultant expense                   945    803    702
 Telephone and wires                  760    833    368
 Charitable contributions             740    462     23
 Postage and freight                  671    661    580
 Supplies and sundries                624    672    599
 FDIC assessments                       2     45  1,982


NOTE 13  EMPLOYEE BENEFIT PLANS

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

The other component, the Salary Savings Plan, is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's deferral and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 1996, 1995, and 1994 the employer's matching contributions were $663,000, $597,000, and $554,000, respectively.

The second plan is the ESOP, which was initiated in January 1985. As of December 31, 1996, the ESOP held 713,162 shares at an average cost of $9.10 per share.

 Total contributions to the profit sharing plans were $2,259,000 in 1996, $1,294,000 in 1995, and $1,884,000 in 1994.

NOTE 14  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principals requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company. In the case of financial instruments for which it is not practicable to estimate the fair value, the Company is required to disclose information pertinent to estimating the fair value such as interest rates and maturity, and also state the reasons why it is not practicable to estimate fair value.

In Statement of Financial Accounting standards No. 107, Disclosures about Fair Market Value of Financial Instruments ("SFAS 107"), the FASB states that the "fair values of financial instruments depict the market's assessment of the present value of net future cash flows directly or indirectly embodied in them, discounted to reflect both current interest rates and the market's assessment of the risk that the cash flows will not occur." The information about fair value is said to better enable "investors, creditors, and other users to assess the consequences of an entity's investment and financing strategies, that is, to assess its performance."

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

Cash and Cash Equivalents

The face value of cash and federal funds sold are their fair value.

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

Other Borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the only component not considered short-term, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities.

Unrecognized Financial Instruments

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

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

(in thousands)                                    Carrying    Fair
                                                   Amount     Value
As of December 31, 1996
  Financial assets:
    Cash                                       $   51,181  $   51,181
    Federal funds sold                             70,000      70,000
    Securities available-for-sale                 141,679     141,679
    Securities held-to-maturity                   276,359     289,430
    Bankers' acceptances                           64,732      64,711
    Loans                                         667,595     664,520
       Total financial assets                  $1,271,546  $1,281,521

  Financial liabilities:
    Deposits                                   $1,113,083  $1,114,471
    Repurchase agreements,
       Federal funds purchased,
       and other borrowings                        72,490      72,393
       Total financial liabilities             $1,185,573  $1,186,864

  Unrecognized financial instruments:
    Commitments to extend credit                       --          --
    Standby letters of credit                          --         158

As of December 31, 1995 Financial assets:
    Cash                                       $   74,746  $   74,746
    Federal funds sold                             65,000      65,000
    Securities available-for-sale                 125,835     125,835
    Securities held-to-maturity                   231,730     249,258
    Bankers' acceptances                          139,294     139,302
    Loans                                         546,452     549,640
       Total financial assets                  $1,183,057  $1,203,781

  Financial liabilities:
    Deposits                                   $1,054,020  $1,057,495
    Repurchase agreements,
       Federal funds purchased,
       and other borrowings                        52,526      52,526
       Total financial liabilities             $1,106,546  $1,110,021

  Unrecognized financial instruments:
    Commitments to extend credit                       --          --
    Standby letters of credit                          --         167


NOTE 15  OTHER POSTRETIREMENT BENEFITS

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

Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") defines the Company's accumulated postretirement benefit obligation ("APBO"). This obligation is the actuarial net present value of the obligation for fully eligible plan participants' expected postretirement benefits plus the portion of the expected postretirement benefit obligation for other active plan participants attributed to service as an employee.

This obligation must be remeasured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; 4) the amount of earnings anticipated on plan assets; and 5) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following table shows the amount of the APBO, the fair value of the plan assets held by the Retiree Health Plan, and the accrued postretirement benefit cost as of December 31, 1996 and 1995 :

(in thousands)
                                                    1996     1995
Retirees eligible for benefits                   $  (802)  $  (805)
Dependents eligible for benefits                    (375)     (420)
Active employees fully eligible                     (592)     (645)
Active employees not fully
  eligible                                        (1,384)   (1,409)
Accumulated postretirement
  benefit obligation                              (3,153)   (3,279)
Fair value of plan assets                          3,208     2,560
Accumulated postretirement
  benefit obligation (in excess of)
  less than plan assets                               55      (719)
Unrecognized prior service cost                        5         6
Unrecognized net loss                               (317)      278
Accrued postretirement benefit cost              $  (257)  $  (435)


The accrued postretirement benefit costs represent that portion of the APBO required to be accrued by the provisions of SFAS 106 less an offsetting amount provided by assets held in trust for the payment of benefits. Costs of $257,000 and $435,000 are included within accrued interest payable and other liabilities in the consolidated balance sheets for December 31, 1996 and 1995, respectively.

Each year the Company is required to recognize a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income, is made up of several components as shown in the next table.

(in thousands)                           Year Ended December 31
                                           1996   1995  1994
Service cost                               $ 200 $ 148 $ 252
Interest cost                                228   185   231
Return on assets                            (175) (120) (149)
Amortization cost                              1    --    56
Net period postretirement cost             $ 254 $ 213 $ 390


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

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Both of these cause increases or decreases in the APBO or the value of plan assets. In the last several years, changes in the discount rate used in measuring the APBO at one year-end and the NPPBC for the next year have had significant impact on the APBO. The following table discloses the discount rates that have been and will be used.

       Discount          For Measuring the        For Determining the NPPBC for
       Rate Used        APBO at December 31           Year Ended December 31

        7.12%                 1993                            1994
        8.73%                 1994                            1995
        7.06%                 1995                            1996
        7.22%                 1996                            1997

The discount rate is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates lower the APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

Rather than the whole amount of the change in the APBO being recognized in the year after it arises, SFAS 106 provides for gains or losses arising from these changes in experience and/or assumptions to be recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur.

At the time it implemented the statement, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

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

Under the provisions of SFAS 106, employers are allowed wide discretion as to whether and how they set aside funds to meet the obligation they are recognizing. Under the provisions of the current Internal Revenue Code, only a portion of this funding may be deducted by the employer. The funded status of the plan is shown in a previous table as the amount by which the APBO is in (excess of) or less than plan assets.

The Company established a Voluntary Employees' Beneficiary Association ("VEBA") to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. Most of the plan assets have been invested in insurance policies on the lives of various employees of the Company.

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. As of December 31, 1996, the VEBA was overfunded by $370,000. The APBO related to the key employees of $315,000 is totally unfunded.

NOTE 16  STOCK-BASED COMPENSATION

In implementing the provisions of SFAS 123 as described in Note 1, the Company has retained the allowable alternative method of accounting for the issuance of stock options to employees. Had the Company implemented the provisions of SFAS 123 by adopting the new method of recognizing compensation expense over the expected life of the options based on their fair market value as computed by the binomial option model, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows:

(in thousands)          Year ended December 31
                            1996      1995
Salary expense
          As reported     $20,706   $18,402
          Pro forma       $21,144   $18,483

Net income
          As reported     $15,665   $10,415
          Pro forma       $15,412   $10,368

Earnings per share
          As reported     $  2.05   $  1.36
          Pro forma       $  2.02   $  1.35


Under the method implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the market value of the stock at the time of the grant. The Company believes that this method better reflects the motivation for issuance of stock options as incentives for future performance rather than compensation for past performance.

NOTE 17  REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause the regulators to initiate certain mandatory, and possibly additional discretionary, actions that, if undertaken, could have a direct material effect on the Company's financial statements.

The table below sets forth the Company's actual capital amounts and ratios and the minimum amounts and ratios that the Company and the Bank are required to maintain which have been established by regulation to ensure capital adequacy. In addition, the table includes the minimum amounts and ratios required to meet the regulatory standards of "well capitalized".

                                                                  Minimum Amounts
                                                                   and Ratios          Minimum Amounts
(in thousands)                                                      or Capital        and Ratios to be Well
                                           Actual                Adequacy Purposes:      Capitalized:
                                           Amount       Ratio     Amount   Ratio        Amount     Ratio
As of December 31, 1996
 Total Tier I & Tier II Capital
   (to Risk Weighted Assets)               $  116,427   16.5%    $56,562   8.0%         $70,703   10.0%
 Tier I Capital
   (to Risk Weighted Assets)               $  107,494   15.2%    $28,281   4.0%         $42,422    6.0%
 Tier I Capital
   (to Average Assets)                     $  107,494    9.0%    $47,563   4.0%         $59,454    5.0%

 Risk Weighted Assets                      $  707,026
 Average Assets                            $1,189,084

As of December 31, 1995
 Total Tier I & Tier II Capital
   (to Risk Weighted Assets)               $  108,938   17.7%    $49,308   8.0%         $61,636   10.0%
 Tier I Capital
   (to Risk Weighted Assets)               $  101,176   16.4%    $24,654   4.0%         $36,981    6.0%
 Tier I Capital
   (to Average Assets)                     $  101,176    9.4%    $43,209   4.0%         $54,011    5.0%

 Risk Weighted Assets                      $  616,355
 Average Assets                            $1,080,228



Tier I and Tier II (or total) capital as well as risk-weighted assets are all defined in the regulations, however, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1996, the Company is well capitalized under the regulatory framework for capital adequacy. The capital amounts and ratios for the Bank are virtually identical.

NOTE 18  COMMITMENTS AND CONTINGENCIES

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1996, the minimum rentals under non-cancelable leases for the next five years and thereafter are as follows:

(in thousands)
                       Year ended      Non-cancelable
                       December 31     lease expense
                         1997         $    2,325
                         1998              2,348
                         1999              1,942
                         2000              1,545
                         2001              1,378
                       Thereafter          3,810
                                      $   13,348


Total net rentals for premises included in other operating expenses are $2,351,000 in 1996, $2,127,000 in 1995, and $1,801,000 in 1994.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company does not usually charge fees in connection with loan commitments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company charges a fee for these letters of credit.

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated statements of financial position. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract that would cause a draw on the standby letter of credit by a third party. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any significant losses will arise from such draws.

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss by the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company's base lending rate which varies with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1996 and 1995, the contractual notional amount of these instruments are as follows:

(in thousands)                        December 31
                                     1996      1995
Standby letters of credit        $   9,202 $  12,623
Loan commitments                    26,083    46,996
Undisbursed loans                   15,588    12,793
Unused consumer credit lines        54,904    53,759
Unused credit lines                 82,837    73,779
                                 $ 188,614 $ 199,950


Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

The Company has concentrated its lending activity almost exclusively with customers within Santa Barbara and Ventura Counties. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. One significant concentration in the loan portfolio is represented by loans collateralized by real estate; the nature of this collateral, however, is quite varied: 1-4 family residential, multifamily residential, and commercial buildings of various kinds. As the economy along the central coast shows vitality, the underlying value of real estate continues to improve. The Company has considered this concentration in evaluating the adequacy of the allowance for loan loss.

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

In December 1996, the Company entered into a definitive agreement whereby it will acquire all of the outstanding shares of First Valley Bank, Lompoc, and merge it into Santa Barbara Bank & Trust. The agreement provides for First Valley Bank shareholders to receive $58.00 in cash for each of the 450,000 First Valley Bank shares outstanding for a total price of $26.1 million. As of December 31, 1996, First Valley Bank had assets of $125,163,000. Subject to regulatory approval and the approval of First Valley Bank shareholders, the transaction is anticipated to close at the end of the first quarter of 1997. If the agreement is terminated before closing, either party to the agreement could be subject to a $1.3 million termination fee. If the transaction is not completed by March 31, 1997, the Company will be subject to a $4,950 per day penalty.

NOTE 19  SANTA BARBARA BANCORP

Santa Barbara Bancorp is the parent company and sole owner of the Bank. However, there are legal limitations on the amount of dividends which may be paid by the Bank to the Company. At December 31, 1996, the Bank could have declared dividends of approximately $22.5 million to the Company. Federal law also restricts the Bank from extending credit to the Company by making any such extensions of credit subject to strict collateral requirements. The condensed financial statements of the parent company only are presented on this and the following page.

SANTA BARBARA BANCORP
(Parent Company Only)
Balance Sheets
(in thousands)
                                   December 31
                                    1996 1995
Cash                                                 $    667 $    346
Investment in and advances to subsidiaries            108,327  101,723
Note receivable                                            51       54
Other assets                                               88        5
  Total assets                                       $109,133 $102,128

Dividends payable                                    $  1,526 $  1,131
Other liabilities                                          14       --
Total liabilities                                       1,540    1,131
Common stock                                            5,059    5,119
Surplus                                                35,415   39,191
Unrealized gain (loss) on
  securities available for sale                             2    (179)
Retained earnings                                      67,117   56,866
Total shareholders' equity                            107,593  100,997
  Total liabilities and shareholders' equity         $109,133 $102,128





SANTA BARBARA BANCORP
Parent Company Only)
Statements of Income
(in thousands)                                   Year ended December 31
                                                 1996     1995     1994
Equity in earnings of subsidiaries:
        Undistributed                         $ 6,398   $ 5,680   $10,356
        Dividends                               9,182     4,686     2,500
Interest income                                     6         6         7
Miscellaneous expenses                           (294)     (131)     (153)
Income tax benefit                                373       174       241
     Net income                               $15,665   $10,415   $12,951

SANTA BARBARA BANCORP
 (Parent Company Only)
Statements of Cash Flows                         Year ended December 31
(in thousands)                                1996        1995        1994
Increase (decrease) in cash and
   cash equivalents:
Cash flows from operating activities:
   Interest received                       $     5   $       6   $       7
   Cash paid to suppliers and others          (280)       (131)       (153)
   Income tax benefit                          291         174         241
       Net cash provided by
       operating activities                     16          49          95

Cash flows from investing activities:
   Net decrease in loans
      made to customers                          3           1           1
   Capital contribution to subsidiary          (25)         --
   Distributed earnings of subsidiaries      9,182       4,686       2,500
       Net cash provided by
       investing activities                  9,160       4,687       2,501

Cash flows from financing activities:
   Proceeds from issuance of common stock    1,146         454       1,187
   Payments to retire common stock          (4,982)       (953)         --
   Dividends paid                           (5,019)     (4,095)     (3,877)
       Net cash used in
       financing activities                 (8,855)     (4,594)     (2,690)

Net increase (decrease) in cash and
        cash equivalents                       321         142         (94)
Cash and cash equivalents at
        beginning of period                    346         204         298
Cash and cash equivalents at
        end of period                      $   667   $     346   $     204

Reconciliation of net income to net cash used in operating activities:
Net income                                 $15,665   $  10,415   $  12,951
Adjustments to reconcile net income
       to net cash provided by
       (used in) operating activities:
   Earnings from subsidiaries              (15,580)    (10,366)    (12,856)
   Accretion of discount related
        to notes receivable                     --          --          (1)
   (Increase) decrease in other assets         (83)         --           1
   (Increase) decrease in accrued expenses      14          --          --
Net cash provided by (used in)
    operating activities                   $    16   $      49   $      95

SELECTED FINANCIAL DATA
(Unaudited)
Santa Barbara Bancorp
and Subsidiaries
(amounts in thousands except
per share amounts)
                                           Increase
                                      1996   (Decrease)    1995       1994     1993      1992
RESULTS OF OPERATIONS:
 Interest income                    $89,578    $7,390   $ 82,188   $ 74,900   $68,433   $72,916
 Interest expense                    35,049     1,466     33,583     24,967    22,362    28,777
 Net interest income before
  provision for loan losses          54,529     5,924     48,605     49,933    46,071    44,139
 Provision for loan losses            4,264    (5,660)     9,924      6,257     6,150     4,650
 Other operating income              18,942     1,254     17,688     13,084    14,102    13,062
 Non-interest expense:
  Staff expense                      26,152     3,497     22,655     21,149    19,641    18,521
  Other operating expense            20,437     1,123     19,314     18,142    17,695    16,560
 Income before income taxes
  and effect of
  accounting change                  22,618     8,218     14,400     17,469    16,687    17,470
 Provision for income taxes           6,953     2,968      3,985      4,518     4,377     4,912
 Income before effect
  of accounting change               15,665     5,250     10,415     12,951    12,310    12,558
 Effect of accounting change             --        --         --         --      (620)      858
  Net income                        $15,665    $5,250    $10,415    $12,951   $12,930   $11,700

PER SHARE DATA: (1)
 Average shares outstanding           7,635      (42)      7,677      7,647     7,784     7,773
 Net income                           $2.05     $0.69      $1.36      $1.69     $1.66     $1.51
 Cash dividends declared              $0.71     $0.16      $0.55      $0.52     $0.47     $0.38

FINANCIAL CONDITION:
 Total assets                    $1,301,320  $ 88,959 $1,212,361 $1,067,616 $ 979,143 $ 961,239
 Total deposits                  $1,113,083  $ 59,063 $1,054,020 $  956,717 $ 866,253 $ 849,375
 Long-term debt (3)              $   38,000  $ 38,000         --         --        --    $1,400
 Net shareholders' equity (2)    $  107,593  $  6,596 $  100,997 $   93,960 $  85,991 $  77,145

OPERATING AND CAPITAL RATIOS:
 Average total shareholders'
  equity to average total assets      8.83%    (0.27%)     9.10%      8.86%     8.72%     8.06%
 Rate of return on average:
  Total assets                        1.32%     0.36%      0.96%      1.27%     1.34%     1.26%
  Total shareholders' equity (2)     14.92%     4.32%     10.60%     14.33%    15.41%    15.58%
  Net shareholders' equity (2)       14.92%     4.32%     10.60%     14.33%    15.42%    16.01%

(1)Adjusted for stock splits and stock dividends
(2)Total shareholders' equity does not include the reduction to equity for the ESOP loan; net shareholders' equity is reduced by the loan amount.
(3)Includes $0, $0, $0, $0 and $1,400 for 1996, 1995, 1994, 1993 and 1992,
   respectively, for debt owed by the ESOP which was guaranteed by the Company.


                                      1996 Quarters                                   1995 Quarters
                           4th        3rd        2nd        1st            4th        3rd       2nd        1st
Total assets           $1,301,320 $1,178,075 $1,143,395 $1,191,285     $1,212,361 $1,118,064 $1,068,261 $1,027,611
Net interest income on
 a taxable equivalent
 basis (Note A)           $15,023    $13,765    $13,718    $15,833        $12,612    $12,233    $12,192    $15,480
Net income                 $4,315     $3,705     $3,769     $3,876         $3,429     $1,717     $2,293     $2,976
Net income
 per share                  $0.57      $0.48      $0.49      $0.51          $0.45      $0.22      $0.30      $0.39
Range of stock prices:
 High                      $28.13     $27.88     $27.00     $25.33         $20.67     $22.33     $18.50     $17.67
 Low                       $25.25     $25.25     $23.38     $19.75         $19.42     $18.00     $17.08     $16.17
Cash dividends declared     $0.20      $0.18      $0.18      $0.15          $0.15      $0.13      $0.13      $0.13

                                   Exhibit 21

                           SUBSIDIARIES OF REGISTRANT


              Santa Barbara Bank & Trust, a California corporation, doing business under name of Santa Barbara Bank & Trust

            Sanbarco Mortgage Corporation, a California corporation, doing business under the name of Sanbarco Mortgage Company

                                   Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 31, 1997, in Santa Barbara Bancorp and subsidiaries' previously filed Form S-8 Registration Statements File Nos. 33-5493, 2-83293, 33-43560 and 33-48724. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.



(Handwritten signature)

ARTHUR ANDERSEN LLP
Los Angeles, California
March 10, 1997