Form 10-Q
period 1997-03-31
SANTA BARBARA BANCORP
filed 1997-05-13
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31,1997 Commission File No.: 0-11113

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

    Yes    X      No

Common Stock - As of May 9, 1997 there were 7,581,117 shares of the issuer's common stock outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                      (in thousands except share amounts)
                                                             March 31, 1997  December 31, 1996
                                                             --------------  -----------------
Assets:
  Cash and due from banks                                    $     46,739    $     51,181
  Federal funds sold and securities purchased under
    agreement to resell                                           113,000          70,000
      Cash and cash equivalents                                   159,739         121,181
  Securities (Note 4):
    Held-to-maturity                                              220,102         276,359
    Available-for-sale                                            136,280         141,679
  Bankers' acceptances                                             84,274          64,732
  Loans, net of allowance of $23,057 at
    March 31, 1997 and $16,572 at
    December 31, 1996 (Note 5)                                    696,846         667,595
  Premises and equipment, net (Note 6)                              7,518           6,835
  Accrued interest receivable                                       7,381           8,503
  Other assets (Notes 5,7 & 8)                                     31,631          14,436
        Total assets                                         $  1,343,771    $  1,301,320

Liabilities:
  Deposits:
    Demand deposits                                          $    201,273    $    178,511
    NOW deposit accounts                                          140,108         143,191
    Money Market deposit accounts                                 427,254         438,559
    Savings deposits                                               90,413          88,103
    Time deposits of $100,000 or more                             104,115          95,172
    Other time deposits                                           177,543         169,547
      Total deposits                                            1,140,706       1,113,083
  Securities sold under agreements
    to repurchase and Federal funds purchased                      41,768          33,490
  Long-term debt and other borrowings                              36,500          39,000
  Accrued interest payable and other liabilities                   13,815           8,154
      Total liabilities                                         1,232,789       1,193,727

Shareholders' equity
  Common stock (no par value; $0.67 per share stated value;
    20,000,000 authorized; 7,581,388 outstanding at
    March 31, 1997 and 7,587,800 at December 31, 1996)              5,054           5,059
  Surplus                                                          34,235          35,415
  Unrealized gain (loss) on securities available for sale            (318)              2
  Retained earnings                                                72,011          67,117
      Total shareholders' equity                                   110,982         107,593
        Total liabilities and shareholders' equity           $  1,343,771    $  1,301,320


     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                (dollars in thousands except per share amounts)

                                                                         For the Three Month
                                                                            Periods Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          1997         1996
                                                                       ---------     --------
Interest income:
 Interest and fees on loans                                            $ 22,770      $ 15,537
 Interest on securities                                                   6,577         5,634
 Interest on Federal funds sold and securities
  purchased under agreement to resell                                     1,237         1,095
 Interest on bankers' acceptances                                           950         1,725
  Total interest income                                                  31,534        23,991
Interest expense:
 Interest on deposits                                                     8,689         8,348
 Interest on securities sold under agreements
  to repurchase and Federal funds purchased                                 475           705
 Interest on other borrowed funds                                           580            11
  Total interest expense                                                  9,744         9,064
Net interest income                                                      21,790        14,927
Provision for loan losses                                                 4,716         3,215
 Net interest income after provision for loan losses                     17,074        11,712
Other operating income:
 Service charges on deposits                                              1,195         1,118
 Trust fees                                                               2,479         2,224
 Other service charges, commissions and fees, net                         3,453         2,130
 Net loss on securities transactions                                       (360)         (512)
 Other operating income                                                     176           102
  Total other income                                                      6,943         5,062
Other operating expense:
 Salaries and benefits                                                    7,893         6,268
 Net occupancy expense                                                    1,137         1,132
 Equipment expense                                                          645           650
 Net loss (gain) from operating other real estate                           (75)          108
 Other expense                                                            4,418         3,177
  Total other operating expense                                          14,018        11,335
Income before income taxes                                                9,999         5,439
Applicable income taxes                                                   3,362         1,563
    Net income                                                         $  6,637      $  3,876

Earnings per share                                                     $   0.88      $   0.51

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                        1997                  1996
                                                                   ---------------        -------------
Cash flows from operating activities:
 Net Income                                                         $      6,637         $     3,876
 Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization                                              460                 493
  Provision for loan and lease losses                                      4,716               3,215
  Benefit for deferred income taxes                                       (2,733)             (1,904)
  Net (recovery) writedown on other real estate owned                       (102)                 30
  Net amortization of discounts and premiums for
   securities and bankers' acceptances                                      (221)               (322)
  Net change in deferred loan origination
   fees and costs                                                             45                 125
  Increase (decrease) in accrued interest receivable                       1,122              (1,477)
  Increase in accrued interest payable                                         2                  11
  Net loss on sales and calls of securities                                  360                 512
  Decrease in service fee and other
   income receivable                                                         258                 843
  Increase in income taxes payable                                         3,886               3,047
  Other operating activities                                                 115                (504)
   Net cash provided by operating activities                              14,545               7,945
Cash flows from investing activities:
  Proceeds from call or maturity of securities                            31,829              40,772
  Purchase of securities                                                 (25,509)           (153,319)
  Proceeds from sale of securities                                        40,027              47,294
  Proceeds from maturity of bankers' acceptances                          40,235             128,177
  Purchase of bankers' acceptances                                       (59,641)            (84,750)
  Net (increase) decrease in loans made to customers                     (33,926)                727
  Disposition of property from defaulted loans                             1,431                 864
  Purchase or investment in premises and equipment                        (1,130)               (148)
   Net cash used in investing activities                                  (6,684)            (20,383)
Cash flows from financing activities:
  Net increase (decrease) in deposits                                     27,623             (26,779)
  Net increase in borrowings with
   maturities of 90 days or less                                           8,278               1,907
  Net decrease in long-term debt and other borrowings                     (2,500)                 --
  Proceeds from issuance of common stock                                     782                 149
  Payments to retire common stock                                         (1,967)             (1,471)
  Dividends paid                                                          (1,519)             (1,126)
   Net cash provided by (used in) financing activities                    30,697             (27,320)
 Net increase (decrease) in cash and cash equivalents                     38,558             (39,758)
 Cash and cash equivalents at beginning of period                        121,181             139,746
 Cash and cash equivalents at end of period                         $    159,739         $    99,988

Supplemental disclosure:
 Cash paid for the three months ended:
  Interest                                                          $      9,742         $     9,075
  Income taxes                                                      $      1,126         $        --

     See accompanying notes to consolidated condensed financial statements

                    Santa Barbara Bancorp and Subsidiaries
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)
1.  Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Corporation. Material intercompany balances and transactions have been eliminated.

2.  Earnings Per Share

Net earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents that cause dilution in earnings per share in excess of 3 percent. For the three-month periods ended March 31, 1997 and 1996, the weighted average shares outstanding were as follows:

                           Three-Month Periods
                             Ended March 31,
                             ---------------
                             1997      1996
      Weighted average
      shares outstanding  7,584,739   7,652,798

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). The requirements of SFAS 128 include the presentation of both basic and diluted earnings per share on the income statement. The statement may not be adopted by the Company prior to the fourth quarter of 1997. At adoption, earnings per share for prior periods will be restated. Because the Company's outstanding stock options are the only potentially dilutive common stock equivalents under current accounting standards and because their dilutive impact is less than 3%, the Company does not anticipate that the adoption of SFAS 128 will cause a material dilution of earnings per share for restated periods, including the first quarter of 1997.


3.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1996 have been reclassified to be consistent with the reporting for 1997.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreement to resell.

4.  Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Only those securities for which the Company has the ability and positive intent to hold to maturity may be classified as held-to-maturity. Securities which meet these criteria are accounted for at their amortized historical cost. That is, these securities are carried at their purchase price adjusted for the amortization of any premium or discount irrespective of later changes in their market value prior to maturity. Securities which might be sold for liquidity purposes, sold in response to interest rate changes, or sold to restructure the maturities of the portfolio to better match deposit maturities or complement the maturity characteristics of the loan portfolio are considered available-for-sale. These securities are reported in the financial statements at fair market value rather than at amortized cost. Changes in the after-tax effect of unrealized gains or losses are shown as increases or decreases in a separate component of equity, but are not reported as gains or losses in the statements of income of the Company.

In 1994 and 1995, the Company reclassified certain U.S. agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $48,000 at March 31, 1997 and $90,000 at December 31, 1996, is the reason that the separate component of capital does not equal the net unrealized losses related to the securities classified as "available-for-sale" times the combined Federal and state tax rate of approximately 42%.

The Bank became a member of the Federal Reserve System in 1995. As a condition of membership, the Bank was required to purchase Federal Reserve Bank stock. The shares purchased are reported as equity securities.

In 1996, the Bank became a member of the Federal Home Loan Bank (FHLB). As of March 31, 1997, the Bank held $6,017,000 in FHLB stock which are reported as equity securities.

Book and market values of securities are as follows:

                                                    Gross       Gross    Estimated
     (in thousands)                    Amortized  Unrealized  Unrealized   Market
                                         Cost       Gains      Losses      Value
                                       ---------  ----------  ---------- ----------
March 31, 1997:
Held-to-maturity:
   U.S. Treasury obligations           $ 101,986  $      7    $ (1,272)  $ 100,721
   U.S. agency obligations                32,346       121        (610)     31,857
   State and municipal securities         85,770    11,177         (58)     96,889
                                       ---------- ---------   ---------- ----------
      Total held-to-maturity             220,102    11,305      (1,940)    229,467
                                       ---------- ---------   ---------- ----------
Available-for-sale:
   U.S. Treasury obligations              90,402        88        (271)     90,219
   Collateralized mortgage obligations    35,842         5        (299)     35,548
   Asset backed securities                 4,000         8                   4,008
   Equity Securities                       6,505        --          --       6,505
                                       ---------- ---------   ---------- ----------
      Total available-for-sale           136,749       101        (570)    136,280
                                       ---------- ---------   ---------- ----------
         Total Securities              $ 356,851  $ 11,406    $ (2,510)  $ 365,747
                                       ========== =========   ========== ==========

December 31, 1996:
Held-to-maturity:
   U.S. Treasury obligations           $ 137,988  $    178    $   (680)  $ 137,486
   U.S. agency obligations                52,268       351        (391)     52,228
   State and municipal securities         86,103    13,613          --      99,716
                                       ---------- ---------   ---------- ----------
      Total held-to-maturity             276,359    14,142      (1,071)    289,430
                                       ---------- ---------   ---------- ----------
Available-for-sale:
   U.S. Treasury obligations             105,482       221         (60)    105,643
   U.S. agency obligations                    --        --          --          --
   Collateralized mortgage obligations    30,551       132        (135)     30,548
   Equity Securities                       5,488        --          --       5,488
                                       ---------- ---------   ---------- ----------
      Total available-for-sale           141,521       353        (195)    141,679
                                       ---------- ---------   ---------- ----------
         Total Securities              $ 417,880  $ 14,495    $ (1,266)  $ 431,109
                                       ========== =========   ========== ==========

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because, consistent with their classification under the provisions of SFAS 115, it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called prior to their maturity, at which time gains may be realized. Losses may be realized on securities in the available-for-sale portfolio.

(in thousands)                            Held-to-  Available-
                                          Maturity   for-Sale   Total
                                          -------- ---------- ---------
March 31, 1997:
Amortized cost:
    In one year or less                  $ 32,951  $  49,519  $  82,470
    After one year through five years     150,214     80,725    230,939
    After five years through ten years      9,246         --      9,246
    After ten years                        27,691         --     27,691
    Equity Securities                          --      6,505      6,505
                                         --------  ---------  ---------
                                         $220,102  $ 136,749  $ 356,851
                                         ========  =========  =========

Estimated market value:
    In one year or less                  $ 32,571  $  49,551  $  82,122
    After one year through five years     148,751     80,224    228,975
    After five years through ten years     12,492         --     12,492
    After ten years                        35,652         --     35,652
    Equity Securities                          --      6,505      6,505
                                         --------  ---------  ---------
                                         $229,466  $ 136,280  $ 365,746
                                         ========  =========  =========

December 31, 1996:
Amortized cost:
    In one year or less                  $ 49,070  $  51,495  $ 100,565
    After one year through five years     185,092     84,538    269,630
    After five years through ten years     14,672         --     14,672
    After ten years                        27,525         --     27,525
    Equity Securities                          --      5,488      5,488
                                         --------  ---------  ---------
                                         $276,359  $ 141,521  $ 417,880
                                         ========  =========  =========
Estimated market value:
    In one year or less                  $ 48,825  $  51,579  $ 100,404
    After one year through five years     184,495     84,612    269,107
    After five years through ten years     19,479         --     19,479
    After ten years                        36,631         --     36,631
    Equity Securities                          --      5,488      5,488
                                         --------  ---------  ---------
                                         $289,430  $ 141,679  $ 431,109
                                         ========  =========  =========

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.


5.  Loans

The balances in the various loan categories are as follows:

(in thousands)                March 31, 1997  December 31, 1996
                              --------------  -----------------
Real estate:
   Residential                   $  186,575       $ 172,846
   Non-residential                  204,959         199,203
   Construction                       8,640          10,245
Commercial loans                    158,865         154,162
Home equity loans                    34,846          34,323
Consumer loans                       59,260          43,944
Leases                               56,961          58,526
Municipal tax-exempt obligations      7,950           8,658
Other loans                           1,847           2,260
                                 ----------       ----------
   Total loans                   $  719,903       $ 684,167
                                 ==========       ==========

The loan balances at March 31, 1997 and December 31, 1996, are net of approximately $2,406,800 and $2,362,000, respectively, in loan fees and origination costs deferred under the provisions of Statement of Financial Accounting Standards No. 91.

The amount reported above for consumer loans as of March 31, 1997 includes $10.2 million in Tax Refund Anticipation loans. There were no such loans outstanding as of December 31, 1996.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by bank regulators to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if it is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is that amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them ($ in thousands) as of March 31, 1997 and December 31, 1996:


                                        March 31, 1997  December 31, 1996
                                        --------------  -----------------
Loans identified as impaired                 $5,736          $5,945
Impaired loans for which a valuation
   allowance has been determined             $4,530          $4,003
Impaired loans for which no valuation
   allowance was determined necessary        $1,206          $1,942
Amount of valuation allowance                $1,215          $1,196

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The following table discloses additional information ($ in thousands) about impaired loans for the three-month periods ended March 31, 1997 and 1996:

                                                 Three-Month Period
                                                  Ended March 31,
                                                    1997   1996
                                                    ----   ----
Average amount of recorded investment
   in impaired loans                              $5,763  $12,800
Collections of interest from impaired loans
   and recognized as interest income                  --       $2

The Company also provides an allowance for losses for: (1) loans that are not impaired and (2) losses inherent in loans but which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $1.2 million is included with the general allowance for loan losses of $21.9 million to total the $23.1 million reported on the balance sheet for March 31, 1997 which these notes accompany and in the statement of changes in the allowance account for the first three months of 1997 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.


(in thousands)                            Refund      All
                                       Anticipation  Other     Total
                                       ------------ -------- ---------
Balance, December 31, 1996              $     98   $ 16,474  $ 16,572
Provision for loan losses                  3,708        849     4,557
Loan losses charged against allowance       (389)      (900)   (1,289)
Loan recoveries added to allowance         1,109      2,108     3,217
                                        ---------  --------- ---------
Balance, March 31, 1997                 $  4,526   $ 18,531  $ 23,057
                                        =========  ========= =========


6.  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $460 and $493 for the three-month periods ended March 31, 1997 and 1996, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                      March 31, 1997                 December 31, 1996
                            ------------------------------ --------------------------------
                                     Accumulated  Net Book           Accumulated  Net Book
                               Cost  Depreciation  Value      Cost  Depreciation   Value
                            -------- ----------- --------- -------- ------------ ----------
Land and buildings          $  5,678 $    3,153  $  2,525   $ 5,616  $    3,119   $ 2,497
Leasehold improvements         6,543      4,718     1,825     6,396       4,600     1,796
Furniture and equipment       14,381     11,213     3,168    13,495      10,953     2,542
                            -------- ----------  --------   -------  ----------   --------
    Total                   $ 26,602 $   19,084  $  7,518   $25,507  $   18,672   $ 6,835
                            ======== ==========  ========   =======  ==========   ========


7.  Property from Defaulted Loans Included in Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of March 31, 1997 and December 31, 1996, the Company had $325,000 and $1,629,000 respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.


8.  Receivable from Broker Included in Other Assets

As of March 31, 1997, the Company had $14.8 million due from a broker for the sale of securities that did not settle until two days later. This receivable is included within other assets on the balance sheet for that date.

9.  Acquisition of First Valley Bank

In December 1996, the Company entered into a definitive agreement whereby it would acquire all of the outstanding shares of First Valley Bank, Lompoc, and merge it into the Bank. The agreement provided for First Valley Bank shareholders to receive $58.00 in cash for each of the 450,000 First Valley Bank shares outstanding for a total price of $26.1 million. The purchase price was paid from liquid assets of the Company, specifically the Federal funds shown on the balance sheet for March 31, 1997.

The acquisition was approved by the shareholders of First Valley Bank and Federal and State regulators and was consummated as of the close of business on March 31, 1997. The transaction will be accounted for as a purchase and accordingly the assets and liabilities of First Valley Bank will be included at their fair market value with those of the Bank as of the beginning of the second quarter of 1997. There is no restatement of prior periods to include the assets, liabilities, or results of operations of First Valley Bank.

For the last several quarters, the Company's interest rate risk position has been one of liability sensitivity. That is, its short-term liabilities maturing or repricing within one year exceed its short-term assets. This position makes the Company's net interest income vulnerable to increases in interest rates. The interest rate position of First Valley Bank as of March 31, 1997 was similar to that of the Company and the combination would exacerbate the liability sensitivity of the Company after the acquisition. In anticipation of the acquisition, the Company identified some of its available-for-sale securities and some of the securities it would obtain in the acquisition, the sale of which would help ameliorate the liability sensitivity. However, these actions would not be sufficient of themselves to maintain the Company's interest rate risk position.

There are certain conditions under which SFAS No. 115 permits securities which were originally classified as held-to-maturity to be reclassified as available-for-sale and sold without calling into question the intent of the Company with respect to the remaining securities classified as held-to-maturity. One of these conditions is if a major business combination necessitates the sale of held-to-maturity securities to maintain the enterprise's existing interest rate risk position. To maintain the Company's interest rate risk profile to the position that preceded the acquisition of First Valley Bank, the Company reclassified to available-for-sale and sold approximately $30 million of its securities that had originally been classified as held-to-maturity.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Summary

Santa Barbara Bancorp (the "Company") posted its highest quarterly earnings ever for the quarter ending March 31, 1997. Earnings were $6.6 million, up 71 percent over the $3.9 million reported for the comparable period in 1996. Per share earnings for the first quarter of 1997 were $0.88 compared to $0.51 earned in the first quarter of 1996.

The increase in net income for the quarter compared to the same quarter of 1996 was due to increases in net interest income and fee income. More than for any previous year, financial results for the first quarter were materially impacted by the Company's Refund Anticipation Loan ("RAL") and Refund Transfer ("RT") programs. Compared to the first quarter of 1996, net interest income (the difference between interest income and interest expense) increased by $7.0 million. This was due primarily to expanded RAL volumes. RAL fees were $4.4 million more for the first quarter of 1997 than for the same quarter last year.

In addition to RAL's, growth and product mix changes contributed to the increase in net interest income. Interest on loans other than RAL's increased $2.8 million as these loan balances increased from $553 million at March 31, 1996 to $710 million a year later. $57 million of this growth in loans came from the Company's purchase of leasing assets from another financial institution in the fourth quarter of 1996, and these assets generated $1.6 million in interest income in the first quarter of 1997. While deposits increased 11% over the last 12 months, interest expense increased only 7.5%, as 40% of the growth occurred in noninterest-bearing deposits.

Noninterest income increased by $1.9 million over the same quarter of 1996 due primarily to the increase in RT fees to $2.2 million compared to $1.0 million for the first quarter of 1996. In addition, the Trust & Investment Services Division posted quarterly fee income of $2.5 million, an 11% gain over $2.2 million recorded in the prior year's quarter. A larger number of accounts and greater transaction volume during the quarter generated additional service charge income of $77,000 compared to the first quarter of 1996.

Delinquent and non-performing loans were less at the end of the first quarter of 1997 than a year ago. However, because of some uncertainty regarding the losses that will arise out of the new leasing portfolio and with the RAL program substantially expanded--more than $200 million in loans were made in the first quarter of 1997 compared to $54 million in the first quarter of 1996--the Company increased its provision for loan loss by $1.5 million compared to the first quarter of 1996 from $3.2 to $4.7 million.

Noninterest expenses increased in the first quarter of 1997 compared to the same quarter of 1996. This is a result of increased salary expense related to the leasing acquisition, the accrual of employee performance incentives tied to the record earnings realized by the Company during the quarter, and tax preparer incentives resulting from the large increase in RAL and RT business referred to the Company.


Business

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). The Bank is a state-chartered commercial bank and is a member of the Federal Reserve Bank. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is Sanbarco Mortgage Corporation ("Sanbarco"). The primary business activity of Sanbarco is brokering commercial real estate loans and servicing those loans for a fee. All references to "the Company" apply to Santa Barbara Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only.

Forward-looking Information

The matters discussed in this analysis include historical information and forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include risk associated with changes in interest rates, underestimation of credit losses in the RAL and other loan programs, increased competition from other major financial institutions as well as other risks identified in this discussion.


Total Assets and Earning Assets

Chart 1 below shows the growth in average total assets and deposits since the fourth quarter of 1994. For the Company, changes in assets are primarily related to changes in deposit levels, so these have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1--GROWTH IN AVERAGE ASSETS AND DEPOSITS

$1,400

$1,350                                                    AA

$1,300

$1,250
                                                     AA
$1,200                                AA
                                           AA
$1,150                           AA             AA        DD

$1,100                      AA
                                                     DD
$1,050       AA   AA
                       AA             DD   DD   DD
$1,000                           DD

  $950                      DD
             DD   DD
  $900                 DD

  $850

  $800

  $750

  $700

             4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st
             '94  '95  '95  '95  '95  '96  '96  '96  '96  '97

                 AA = Assets    DD = Deposits


Growth in the first quarters of 1996 and 1997 was impacted by the volume activity related to the RAL and RT programs which cause average loans and deposits to reflect higher average balances than in subsequent quarters. RAL and RT activity is discussed in more detail in the section titled "Refund Anticipation Loan and Loan Transfer Program." Due to the relatively smaller RAL and RT volumes in the 1st quarter of 1995, growth was not impacted to the extent realized in 1996 and 1997. In addition, the growth in average assets for the first quarter of 1997 also reflects the full quarter impact of the $59 million leasing portfolio acquired in the December of 1996. The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors such as the RAL program--which primarily effects the first quarters--and cash outflow for tax payments which impacts the second quarters. The third and fourth quarters generally show growth over the earlier quarters. In 1996, the usual seasonal increase in deposits did not begin until late in the third quarter. While the average for the third quarter is lower than that for the second quarter, the period-end deposits were higher than at either of the two prior quarters and continued to increase subsequent to September 30. Continued consolidation in the financial services industry, acquisition of the leasing portfolio and the three Ventura County offices opened in 1995 have contributed to the longer trend growth in both deposits and assets.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 96.32% of its assets during the first quarter of 1997. This compares with an average of 83.37% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $174.0 million more assets earning interest during the first quarter of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

Interest Rate Sensitivity

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on the loans and securities and pays interest expense on the deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase.

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects as interest rates change. Because the Company earns interest income on 96% of its assets and pays interest expense on the majority of its liabilities, it is subject to adverse impact from changes in market rates. A primary economic risk is "market risk." The market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security issued after the rise in rates. This is because it pays less interest than the newly issued security. If the security is sold, the Company would have to recognize a loss. The opposite is true when interest rates decline. The market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise because their rate would be less than the new higher rate and a more costly obligation when interest rates decline because their rate would be more than the new lower rate. However, because most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets, there is less fluctuation in the market value of liabilities from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to market risk is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed for their term when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While virtually all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities. If it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

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

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets for each period and on a cumulative basis for each period. As a percentage of total assets, the Company's target is to be no more than 15% plus or minus in either of the first two periods, and not more than 25% plus or minus cumulative through the first year.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of March 31, 1997, the gap for this first period is a negative 4.23%, well within the target range. At the end of the fourth quarter of 1996, the gap was a negative 4.52% of assets. The negative gap in the first period, which causes some exposure to adverse impact on net interest income should short-term rates rise, is mitigated by the larger positive gap in the second period, "After three months but within six." If there were a negative gap in the second period as well as the first, then it would be even longer before sufficient assets could be repriced to offset the negative impact of rising rates.

There is a large block of savings and transaction deposit accounts which the Company has assigned to the third time period because it assumes that is the earliest that they might be repriced. Because they are offset by few assets repricing in the same period, there is a relatively large negative gap for this third period, "After six months but within one year." This gap for the third period causes the cumulative gap to be a negative 11.79% for the first three periods. However, this is still well within the Company's policy limit of plus or minus 25%. The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY

                                                      After three   After six   After one                  Non-interest
As of March 31, 1997                       Within       months       months      year but                  bearing or
(in thousands)                             three      but within   but within     within     After five    non-repricing
                                           months        six        one year       five        years          items          Total
                                       -------------------------------------------------------------------------------- ------------
Assets:
Loans                                  $    324,869 $    121,763 $      52,081  $  188,162 $     27,649 $      (17,679) $   696,845
Cash and due from banks                          --           --            --          --           --         40,742       40,742
Money market investments                    152,305       44,969            --          --           --             --      197,274
Securities:                                  11,765       22,555        48,150     197,949       69,927          6,036      356,382
Other assets                                     --           --            --          --           --         52,528       52,528
                                       --------------------------------------------------------------------------------   ----------
Total assets                                488,939      189,287       100,231     386,111       97,576         81,627  $ 1,343,771
                                       --------------------------------------------------------------------------------   ----------

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased                 41,768           --            --          --           --             --       41,768
  Other borrowings                            3,500        2,500         5,000      25,500           --             --       36,500
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                    416,243        5,113       266,987      41,611          261             --      730,215
  Time deposits                              75,919       58,682        52,697      21,854           66             --      209,218
Demand deposits                                  --           --            --          --           --        201,273      201,273
Other liabilities                             8,416           --            --          --           --          5,399       13,815
Shareholders' equity                             --           --            --          --           --        110,982      110,982

                                       ---------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                      545,846       66,295       324,684      88,965          327        317,654  $ 1,343,771
                                       -------------------------------------------------------------------------------- ============
Interest rate-
  sensitivity gap                      $    (56,907)$    122,992 $    (224,453) $  297,146 $     97,249 $     (236,027)
                                       ================================================================================
Gap as a percentage of
  total assets                               (4.23%)       9.15%       (16.70%)     22.11%        7.24%        (17.56%)
Cumulative interest
  rate-sensitivity gap                 $    (56,907)$     66,085 $    (158,368) $  138,778 $    236,027
Cumulative gap as a
  percentage of total assets                 (4.23%)       4.92%       (11.79%)     10.33%       17.56%

Note: Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as noninterest bearing or non-repricing items. Money market investments include Federal funds sold, securities purchased under agreements to resell, and bankers' acceptances.


The third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of the gap report, the interest rate payable on the liability may rise one percent in response to rising market rates while the interest rate received on the asset increases only one-half percent. While evenly matched in the gap report, the Company would suffer a decrease in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Gap reports can show mismatches in the maturities and repricing opportunities of assets and liabilities, but have limited usefulness in measuring or managing market risk and basis risk. The Company uses interest rate modeling to measure these risks. This modeling applies hypothetical changes in interest rates to determine the impacts on net interest income and net economic value. Net economic value or market value of portfolio equity is defined as the difference between the market value of financial assets and financial liabilities. The hypothetical changes include scenarios that involve immediate, parallel shocks as well as gradual interest rate changes. The changes are in both directions. The latest results of this modeling show that the Company's net interest income and net economic value are more at risk from an increase in rates than a decrease, but less vulnerable than at the end of December 1996, because of certain actions taken in 1997. These actions included holding larger balances in short-term money market investments like Federal funds sold and bankers' acceptances, the purchase of an interest rate hedge as described in the section titled "Hedges, Derivatives, and Other Disclosures," setting targets for administered rate deposits that are less sensitive to changes in market rates and through the purchase of rate-sensitive securities.

The primary risk the Company has from falling rates is that the relatively low rates currently paid on administered rate accounts would limit reductions to match money market declines for assets.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. This orderly growth has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last five quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the first quarter of 1997 have increased $105.1 million or 10.2% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1996:                                    1st Quarter             2nd Quarter             3rd Quarter            4th Quarter
                                       -------------------     -----------------      -----------------      ------------------
NOW/MMDA                               $     555.8   3.35%     $   540.2   3.20%      $  521.1    3.13%      $  554.8     3.12%
Savings                                       94.0   2.37           92.9   2.40           93.9    2.41           93.2     2.41
Time deposits 100+                            65.8   5.32           71.2   5.31           78.3    5.21           82.9     5.18
Other time deposits                          163.2   5.67          166.3   5.58          170.9    5.58          176.2     5.57
                                       ------------            ----------             ---------              ---------
  Total interest-bearing
      deposits                               878.8   3.82%          870.6  3.74%         864.2    3.72%         907.1     3.71%
Noninterest-bearing                          154.4                  150.8                151.5                  158.7
                                       ------------            -----------            ---------              ---------
  Total deposits                       $   1,033.2             $  1,021.4             $1,015.7               $1,065.8
                                       ============            ===========            =========              =========

1997:
NOW/MMDA                               $     577.3   3.19%
Savings                                       90.3   2.33
Time deposits 100+                            84.7   5.16
Other time deposits                          186.2   5.55
                                       ------------
  Total interest-bearing
      deposits                               938.5   3.88%
Noninterest-bearing                          199.9
                                       ------------
  Total deposits                       $   1,138.4
                                       ============


The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts are those products which the institution reprices at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced during the quarter will bear the new rate.

The average balances for noninterest bearing demand deposits during the first quarters of 1996 and 1997 are impacted by outstanding checks from the RAL and RT programs discussed below in "Refund Loan and Transfer Programs." Approximately $12.3 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1996 and $41.6 in the first quarter of 1997 relates to these programs. There is relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, as indicated in the next section of this discussion, loan demand has been low in the California economy. With less need for funds to lend, the Company has been reluctant to encourage through premium rates large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned less than 6% during 1996 and the first quarter of 1997, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company does not solicit and does not expect in the future to solicit any brokered deposits or out-of-territory deposits. Because these types of accounts are highly volatile, they present major problems in liquidity management unless the depository institution is prepared to continue to offer very high interest rates to keep the deposits. They are generally appropriate only for short-term funding needs, and the Company has available other, less expensive sources of such funding.


Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields2 over the last six quarters (dollars in millions).

Table 3--LOAN BALANCES AND YIELDS
                                    EOP           Average         Interest     Average
Quarter Ended                    Outstanding     Outstanding      and Fees      Yield
-----------------------       ---------------  --------------   ------------  ---------
December        1995               $558.8          $543.8          $12.6          9.32%
March           1996                556.4           565.8           15.5         11.07
June            1996                581.2           568.4           13.2          9.36
September       1996                604.1           585.8           13.3          9.07
December        1996                684.2           634.4           14.9          9.35
March           1997                719.9           723.0           22.9         12.75


The end-of-period loan balance as of March 31, 1997 has increased by $35.7 million compared to December 31, 1996, and by $163.4 million compared to March 31, 1996. Residential real estate loans increased $17.9 million, commercial loans increased $4.7 million and consumer loans, including home equity loans, increased by $15.8 million from December 31, 1996. Most of the increase in residential real estate loans is in adjustable rate mortgages that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

The increase in the period-end balance between the third and fourth quarters of 1996, and the lesser increase in the average balance for the fourth quarter compared to the third is due to the purchase of $59 million in lease contracts from another financial institution. These are accounted for as loans.

The average balance and yield for the first quarters of 1997 and 1996 show the impact of the RAL loans that the Company makes. The average RAL balance outstanding for the quarter ended March 31, 1997 and 1996 was $31.2 million and $6.8 million respectively. The RAL loans are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations is summarized in the section titled "Refund Anticipation Loan and Transfer Programs" below. Average yields for the first quarters of 1996 and 1997 without the effect of RAL loans were 9.23% and 9.07%, respectively.

Interest rates on most consumer loans are fixed at the time funds are advanced. The average yields on these loans significantly lag market rates as rates rise because the Company has the opportunity to increase yields only as new loans are made. In a declining interest rate environment, these loans tend to track market rates more closely. This is because the borrower may reset the rate by prepaying the loan if the current market rate for any specific type of loan declines sufficiently below the contractual rate on the original loan to warrant the customer refinancing.

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

(in thousands)                       March 31,   December 31,
                                       1997         1996
                                       ----         ----

Standby letters of credit           $ 16,354     $  9,202
Loan commitments                      17,953       26,083
Undisbursed loans                     15,057       15,588
Unused consumer credit lines          54,777       54,904
Unused other credit lines             88,202       82,837

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

The top portion of Table 4 shows the amounts of non-current loans and non-performing assets for the Company for the last five quarters (in thousands). The middle portion shows the coverage ratio of the allowance to non-current loans, the ratio of non-current loans to total loans, and the percentage of non-performing assets to average total assets. Included in the bottom portion of the table are comparable data regarding the Company's peers for the four earlier quarters.

Total non-performing assets have decreased by $5.5 million at March 31, 1997 compared to March 31, 1996, continuing a positive trend of decreasing levels of non-performing assets since December 31, 1995. In addition, non-current loans have declined as a percentage of total loans to 0.92% at March 31, 1997 from 1.92% at March 31, 1996. These declines have been the result of more aggressive collection efforts, a commitment to disposing of foreclosed property quickly, and an improving economy.

Table 4--ASSET QUALITY

                           March 31,      December 31,        September 30,      June 30,        March 31,
                             1997         1996                1996              1996            1996
                          ------------    ------------        ------------      ------------    ------------
COMPANY:
Loans
  delinquent
  90 days
  or more                 $       683     $     1,420         $     1,109       $     1,401     $       186
Non-accrual
  loans                         5,967           7,027               8,578             8,827          10,507
                          ------------    ------------        ------------      ------------    ------------
Total non-
  current loans                 6,650           8,447               9,687            10,228          10,693
Foreclosed
  real estate                     325           1,629               1,583             1,422           1,816
                          ------------    ------------        ------------      ------------    ------------
Total non-per-
  forming assets          $     6,975     $    10,076         $    11,270       $    11,650     $    12,509
                          ============    ============        ============      ============    ============

COMPANY:
Coverage ratio
  of allowance for
  loan losses to
  non-current
  loans                           347%            196%                163%              152%            143%
Ratio of non-
  current loans to
  total loans                    0.92%           1.23%               1.60%             1.76%           1.92%
Ratio of non-
  performing assets
  to average
  total assets                   0.52%           0.77%               0.96%             1.02%           1.05%

FDIC PEER GROUP:
Coverage ratio
  of allowance for
  loan losses to
  non-current
  loans                           n/a             167%                176%              185%            185%
Ratio of non-
  current loans to
  total loans                     n/a            1.19%               1.19%             1.11%           1.14%
Ratio of non-
  performing assets
  to average
  total assets                    n/a            0.88%               0.89%             0.84%           0.88%


The March 31, 1997 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate. The Company has increased the allowance for loan losses to $23.0 million at March 31, 1997 from $15.2 million at March 31, 1996. This has resulted in a coverage ratio, 347%, that is higher than that of its peers, 167%. There are several reasons for this increase. First is that as disclosed in Note 5 to the financial statements, the reported allowance for the Company includes $4.5 million in allowance that has been provided for RAL's, even though none of the RAL's are reported as of March 31, 1997 as noncurrent. While repayment is normally expected in less than 20 days, processing may frequently be delayed as the IRS reviews the return. The remaining $18.5 million in allowance not allocated to RAL's represents 279% of noncurrent loans.

Second, as noted above, the Company purchased the leasing portfolio in late 1996 and has significantly expanded its portfolio of indirect automobile loans. These are new areas of activity for the Company, and until repayment patterns become more determinable over the next several years, there is a higher degree of uncertainty regarding the amount of losses inherent in the portfolios though not yet identified. In addition, non-performing asset ratios move in cycles relative to the economy and while the current trend has been very favorable, Management takes into consideration the cyclical nature of these assets when analyzing the adequacy of loan loss reserves.

Table 5 classifies non-current loans and all potential problem loans other than non-current loans by loan category for March 31, 1997 (amounts in thousands).

Table 5--NON-CURRENT AND OTHER POTENTIAL PROBLEM LOANS
                            Potential Problem
                               Non-Current    Loans Other Than
                                  Loans         Non-Current
                                  -----         -----------
Loans secured by real estate:
    Construction and
        land development         $   --            $  --
    Agricultural                     --               --
    Home equity lines               174              200
    1-4 family mortgage           2,123              525
    Multi-family                    672              257
    Non-residential, non-farm     1,584            5,174
Commercial and industrial         1,445              948
Leases                              544               --
Other consumer loans                108               68
                                 ------           ------
        Total                    $6,650           $7,172
                                 ======           ======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 1997 (amounts in thousands).

      Doubtful                   $1,430
      Substandard                $1,005
      Special Mention                --

The total of the above numbers is less than the total allowance because the majority of the allowance is allocated to loans which are not regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.

Securities and Related Interest Income

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term taxable securities. Certain of these securities will be sold if their market value deteriorates to a predetermined point. The third portfolio, the "Discretionary Portfolio," consists of shorter term securities which will not automatically be sold if their market value deteriorates. The Company specifies the portfolio into which each security will be classified at the time of purchase, but can transfer securities between the Liquidity and Discretionary Portfolios at its option.

Securities purchased for the Earnings Portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated, or if sale is necessary to maintain the Company's interest rate risk position in the event of a major business combination or disposition. As permitted for this purpose, in conjunction with the acquisition of First Valley Bank, the Company sold $30 million of long-term Treasury Notes from its Earnings Portfolio. This action was undertaken as one component of a plan of action to manage the interest rate risk being assumed by the purchase of First Valley Bank. The Company also sold securities it had classified as available for sale and identified securities in the First Valley Bank portfolio which would be sold as soon as the acquisition was completed.

Federal banking regulations require that all fixed-rate collateralized mortgage obligations ("CMO's") held by financial institutions be low volatility investments. A CMO must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the CMO's held by the Company passed the tests at the time of purchase and, as of March 31, 1997, all passed the tests.

As a percentage of total assets, the balances in the Liquidity and Earnings Portfolios are intended to remain relatively stable. The size of the Discretionary Portfolio will vary based on loan demand and deposit growth. In general, the Company uses available funds to purchase securities for the three portfolios according to the following priorities. Taxable securities, usually U.S. Treasury or agency, are purchased for the Liquidity or Earnings Portfolio to maintain the desired size relative to total assets. To the extent tax-exempt municipals that meet credit quality and yield standards are available, they will be purchased for the Earnings Portfolio up to an amount that does not trigger the Alternative Minimum Tax ("AMT"). Lastly, taxable securities would be purchased for the Discretionary Portfolio. If sufficient interest rates above U.S. Treasury obligations can be obtained, the Company currently prefers to purchase floating rate CMO's or asset backed securities to help mitigate its liability sensitivity.

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last seven quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. A computation using this basis increases income for these securities in the table over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 42%.


Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1996                           1st Quarter             2nd Quarter            3rd Quarter           4th Quarter
                                ------------------      ------------------    -------------------    -------------------
    U.S.  Treasury               $   194.6    5.56%      $   260.6    5.80%    $    267.1    5.86%    $  244.4     5.94%
    U.S.  agency                      79.7    5.65            62.9    5.84           56.7    5.92         52.2     6.34
    Collateralized
      Mortgage Obligations            13.2    5.47            24.7    6.03           29.6    6.03         30.0     6.03
    Tax-Exempt                        82.8   12.15            83.0   12.08           85.1   12.00         86.4    12.04
                                 ---------               ---------             ----------             --------
      Total                      $   370.3    7.04%      $   431.2    7.0%     $    438.5    7.04%    $  413.0     7.16%
                                 =========               =========             ==========             ========

    1997
    U.S.  Treasury               $   240.0    5.95%
    U.S.  agency                      48.2    6.36
    Collateralized
     Mortgage Obligations             33.0    6.11
    Tax-Exempt                        86.3   12.28
                                 ---------
      Total                      $   370.3    7.51%
                                 =========


Included with the balances shown for U.S. Agency securities that are being held to maturity are four structured notes with a combined book value of $32.3 million. They are a type of security know as "step bonds". They were issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. All four notes have now passed their final call dates and have reached their final step.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. The first table in Note 4 to the financial statements shows the impact of the rise in interest rates that has occurred during 1997. At the end of the first quarter in 1997, the market value of the U.S. Treasury and agency securities held-to-maturity is less than the amortized cost or "book value" by $1,754,000. The market value of the municipal securities held-to-maturity also decreased in market value to $11,119,000 greater than "book value" at March 31, 1997 from $13,613,000 at December 31, 1996.

Hedges, Derivatives, and Other Disclosures

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into an interest rate "Cap Corridor" contract in January 1997 to protect against rapidly rising rates. The notional amount of the contract is $50 million and the covered period is for fifteen months beginning July 1, 1997. The contract pays the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%. The transaction was entered into to reduce the risk of rising interest rates, specifically to off-set or hedge the increased interest expense on some of the Company's money market deposit accounts that would occur if interest rates rise.


Federal Funds Sold and Securities Purchased under Agreements to Resell

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreement to resell ("repurchase agreements"). These repurchase agreements are investments which are collateralized by government or agency securities of the borrower and mature on a daily basis. The sales of federal funds are on an overnight basis as well. Excess cash expected to be available for longer periods up to six months is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold and repurchase agreements during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles. Though they are not securities, the Company includes Federal funds sold, repurchase agreements and bankers' acceptances in its liquidity planning as if they were components of the Liquidity Portfolio discussed above in "Securities and Related Interest Income."

Table 7 illustrates the average balance of funds sold position of the Company and the average yields over the last eight quarters (dollars in millions).

    Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                   Average             Average
    Quarter Ended                Outstanding            Yield
    -------------                -----------            -----
    December  1995                  $81.8               5.79%
    March     1996                   81.8               5.39
    June      1996                   56.9               5.23
    September 1996                   37.9               5.35
    December  1996                   58.3               5.34
    March     1997                   94.6               5.30

The average balance sold or invested into the market in the first quarter of 1997 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, liquidity was increased in anticipation of the financing requirements relating to the purchase of First Valley Bank. For a description of the transaction refer to the section titled "First Valley Bank Acquisition." The average balance in the fourth quarter of 1996 reflects the build up of liquidity utilized to purchase the $59 million leasing portfolio.

Other factors impacting 1997 and 1996 average balances are discussed below. First, with the Company in a liability sensitive position as discussed in the section above titled "Interest Rate Risk," Management has been reluctant to purchase large amounts of longer-term securities beyond the amounts necessary to establish and maintain the Company's maturity ladders. The result was higher average balances of Federal funds sold than would otherwise be the case. Second, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances were higher in the fourth quarter of 1995, the fourth quarter of 1996, and the first quarter of 1997 than is usual.


Bankers' Acceptances

Bankers' acceptances are notes owed by a purchaser of merchandise to a vendor that have been "accepted" or guaranteed by the purchaser's bank and sold into the financial markets. The Company has used bankers' acceptances as an alternative to short-term U.S. Treasury securities when sufficient Treasury securities are already held to meet the pledging requirements of certain trust and public deposits and when the rates available are sufficiently higher than the rates available on comparable U.S. Treasury obligations. With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of near-term cash flows. Acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last six quarters (dollars in millions).

    Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                               Average         Average
    Quarter Ended             Outstanding       Yield
    -------------             -----------       -----
    December  1995            $ 84.1              5.91%
    March     1996             121.0              5.73
    June      1996              55.0              5.43
    September 1996              38.4              5.69
    December  1996              55.3              5.63
    March     1997              69.3              5.57

The higher than usual average balance for the first quarter of 1996 was related to a one-time restructuring of the securities portfolios that occurred in 1995 as described in the 1996 annual report.

Long-term Debt, Other Borrowings and Related Interest Expense

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local banks as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Long-term debt consists of advances from the Federal Home Loan Bank ("FHLB"). Because the average total of other borrowings represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by other borrowings over the last six quarters.

    Table 9--OTHER BORROWINGS
                        Average     Average      Percentage of
    Quarter Ended     Outstanding    Rate      Average Total Assets
    -------------     -----------    ----      --------------------
    December  1995        $38.8      5.37%         3.2%
    March     1996         59.3      4.86          4.9
    June      1996         40.8      4.64          3.5
    September 1996         31.9      4.51          2.7
    December  1996         34.3      4.68          2.8
    March     1997         43.3      4.50          3.2

The Bank became a member of the FHLB in fourth quarter of 1996 and borrowed a portion of the funds needed for the acquisition of leasing assets in December 1996. The average amount borrowed from FHLB was $6.6 million for the fourth quarter of 1996 and $37.6 million for the first quarter of 1997. The rate on this debt is 6.13%. The debt amortizes at $2.5 to $1.0 million per quarter through the fourth quarter of 2001.



Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 10 shows trust income over the last six quarters (in thousands).

    Table 10--TRUST INCOME

           Quarter Ended           Trust Income
           -------------           ------------
           December  1995          $1,978
           March     1996           2,224
           June      1996           2,022
           September 1996           2,050
           December  1996           2,144
           March     1997           2,479

There is some variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $284,000 of the fees earned in the first quarter of 1997 and $260,000 of the fees earned in the first quarter of 1996. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and short-term fluctuations of price levels in the stock and bond markets, trust income has been increasing because of substantially enhanced marketing efforts.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of all noninterest operating income other than trust fees are shown in Table 11 for the last six quarters (in thousands).

    Table 11--OTHER INCOME                 Other Service
                        Service Charges      Charges,
                           on Deposit      Commissions      Other
    Quarter Ended            Accounts         & Fees       Income
    -------------            --------         ------       ------
    December  1995           $1,083          $1,219         $194
    March     1996            1,118           2,130          102
    June      1996            1,113           1,340          121
    September 1996            1,144           1,353          121
    December  1996            1,200           1,284          211
    March     1997            1,195           3,453          176


The large increases in other service charges, commissions and fees for the first quarters of 1997 and 1996 are due to $2.16 million and $1.03 million, respectively, of fees received for the electronic transfer of tax refunds. The Company was able to assist these taxpayers by transferring funds to them faster than the standard IRS check writing process, and a fee is charged for this service.

Staff Expense

The largest component of noninterest expense is staff expense. Staff size is closely monitored in relation to the growth in the Company's revenues and assets.

Table 12 shows the amounts of staff expense incurred over the last six quarters (in thousands).

    Table 12--STAFF EXPENSE
                         Salary and             Profit Sharing and
    Quarter Ended      Other Compensation      Other Employee Benefits
    -------------      ------------------      -----------------------
    December  1995         $4,424                   $  682
    March     1996          4,939                    1,329
    June      1996          4,973                    1,379
    September 1996          5,180                    1,409
    December  1996          5,614                    1,329
    March     1997          5,797                    2,096

In the fourth quarter of 1996 additional staff was hired to manage the portfolio of leasing assets which were purchased in December . Beyond the addition of staff, there is usually some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1996 and 1997, these averaged 3% and 5% respectively. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on meeting or exceeding the Company's goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecasts during the third and fourth quarters of 1996 projected net income at an amount more than originally projected. Therefore, an additional amount was accrued in that quarter.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula. The formula provides for a contribution equal to 10% of a base figure made up of income before tax and before the contribution. As with the bonus accrual mentioned above, the Company begins each year accruing an amount based on its forecast of the base figure. To the extent that income before tax differs from the forecast, an adjustment to the accrual will be made. In the third quarter of 1996 and the first quarter of 1997, adjustments were made which increased the accrual for these quarters.

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

Table 13--OTHER OPERATING EXPENSE

                       Occupancy Expense    Furniture &       Other
       Quarter Ended     Bank Premises       Equipment       Expense
       -------------     -------------       ---------       -------
       December  1995       $ 1,163            $ 673        $ 3,060
       March     1996         1,132              650          3,177
       June      1996         1,124              636          2,922
       September 1996         1,131              623          3,050
       December  1996         1,162              654          3,904
       March     1997         1,137              645          4,418

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category was impacted in 1995 by the opening of the new offices in Ventura County as new equipment and furniture had to be purchased, but the level of expense has remained relatively stable since then.

Table 14 shows a detailed comparison for the major expense items in other expense for the three-month periods ended March 31 (amounts in thousands).

Table 14--OTHER EXPENSE
                                           Three-Month Periods
                                             Ended March 31,
                                      ------------------------------
                                          1997              1996
                                      ------------      ------------
FDIC and State assessments            $        52       $        19
Professional services                         386               188
RAL processing and incentive fees             622               192
Supplies and sundries                         183               160
Postage and freight                           231               178
Marketing                                     346               287
Bankcard processing                           450               357
Credit bureau                                 229               112
Telephone and wire expense                    286               209
Charities and contributions                    94                83
Software expense                              333               274
Operating losses                               64                40
Other                                       1,142             1,078
                                      ------------      ------------
  Total                               $     4,418       $     3,177
                                      ============      ============


Several of the categories above show increases for the first three months of 1997 compared to the same period of 1996 because of expenses related to the acquisition of First Valley Bank. These categories include marketing expense, professional fees, and training expenses included in "Other."

The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions. The increase in credit bureau expense is almost wholly related to the expanded number of credit checks for the RAL program in 1997 compared to 1996.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. Since the volume of transactions is substantially higher in 1997, the Company has accrued a correspondingly higher amount . Most of the incentive fees will not be paid until the second quarter as collectibility is determined, and accordingly, there may be some adjustment in the second quarter.

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

As disclosed in Note 7 to the financial statements, the Company had $325,000 in OREO as of March 31, 1997 as compared with $1,629,000 at December 31, 1996. With the small balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.


Liquidity

Liquidity is the ability to raise funds on a timely basis at acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers' credit needs, and attractive investment opportunities. The Company's objective is to maintain adequate liquidity at all times. Adequate liquidity is achieved by (1) maintaining liquid assets, (2) being able to raise deposits or borrow funds, and (3) having access to capital markets.

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over those next few weeks, and (3) "long term liquidity", which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company's policy is to maintain total sources of immediate liquidity that are at least equal to the reserve balance amount required by the Federal Reserve Bank but not less than 5% of total assets. At the end of March 1997, these sources of immediate liquidity were well in excess of that policy minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing in the next few weeks, term repurchase agreements, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special planned events or transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of March 1997, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of March 1997, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


Capital Resources and Company Stock

Table 15 presents a comparison of several important amounts and ratios for the first quarters of 1997 and 1996 (dollars in thousands).

Table 15--CAPITAL RATIOS
                                                        1st Quarter        1st Quarter
                                                            1997              1996            Change
                                                      ---------------    ---------------  --------------
Amounts:
   Net Income                                         $       6,637      $       3,876    $     2,761
   Average Total Assets                                   1,350,318          1,201,092        149,226
   Average Equity                                           111,063            102,299          8,764
Ratios:
   Equity Capital to Total Assets (period end)                 8.26%              8.59%         (0.33%)
   Annualized Return on Average Assets                         1.97%              1.29%          0.68%
   Annualized Return on Average Equity                        23.90%             15.16%          8.75%


Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations quarter by quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and RAL and RT operations.

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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of March 31, 1997, the Company's risk-based capital ratio was 15.66%. The Company must also maintain shareholders' equity of at least 4% to 5% of unadjusted total assets. As of March 31, 1997, shareholders' equity was 8.26% of total assets.

In January 1997, the Company offered to purchase up to 500,000 shares of common stock duly tendered by February 21, 1997. The number of shares tendered on that date were 65,247 or 0.9% of the outstanding shares at December 31, 1996. The Company paid $30.00 per share or approximately $2.0 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; and 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current and anticipated needs.

The Company will continue to repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and also to utilize the accumulation of excess capital generated by the Company's earnings.

Total capital will not change as a result of the purchase of First Valley Bank since the transaction is a purchase for cash, not an exchange of shares of the Company for the shares of First Valley Bank. However, tier 1 capital and total risked-based capital will be reduced by the amount of goodwill recognized. In addition, the capital to asset ratios will decrease because of the addition of the First Valley Bank assets. However, all capital ratios will remain in excess of the "well-capitalized" minimums.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The primary need for funds to be transferred from the Bank to the Bancorp is for the payment of dividends to its shareholders. In the first quarter of 1997, sizable dividends were paid to Bancorp to provide the funds needed for the acquisition of First Valley Bank and as a result the state limit on dividends was reached. In order to pay dividends beyond the limit, approval must be obtained by the Bank from the State Department of Banking. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements planned at this time. However, as the Company pursues its stated plans to expand beyond its current market area, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

The current annual cash dividend rate of $0.92 results in a payout ratio of 38% of earnings for the last twelve months.


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

As a bank holding company, the Bancorp is primarily regulated by the Federal Reserve Bank. As a member bank of the Federal Reserve System that is state-chartered, the Bank's primary Federal regulator is the FRB and its state regulator is the California State Department of Banking. As a non-bank subsidiary of the Company, Sanbarco is regulated by the FRB. Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The Company and the Bank have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore, except for the need for approval of dividends paid from the Bank to the Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.


Refund Anticipation Loan ("RAL") and Refund Transfer ("RT") Programs

Since 1992, the Company has provided loans and refund transfers to taxpayers who file their income tax returns electronically. These loans and transfers are made through tax preparers across the country. The Company collects a fee for each transaction.

If a taxpayer meets the Company's credit criteria for the RAL product, the taxpayer receives an advance on his or her income tax refund less the transaction fees. The Company is repaid directly by the IRS and remits any refund amount over the amount due the Company to the taxpayer.

If the taxpayer does not meet the credit criteria or does not want a loan, the Company can still facilitate the receipt of the refund by the taxpayer through the RT program. This is accomplished by the Company authorizing the tax preparer to issue a check to the taxpayer once the refund has been received by the Company from the IRS. The fees received for acting as a transfer agent are less than the fees received for the loans.

While the Company is one of very few financial institutions in the country to operate these programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks such as direct deposits and electronic bill paying. These programs had significant impacts on the Company's activities and results of operations during the first quarters of 1996 and 1997 which are discussed in various parts of this discussion. This section is intended to provide a summary of the financial results of the program for the Company for the first quarters of 1996 and 1997.

During 1996, the Company made 52,000 RAL loans for a total of $55.8 million and made 97,000 transfers totaling $197.7 million. Gross revenue for RAL and RT activity was $4.2 million for the first half of 1996, with operating expenses of $1.0 million.

Through March 31, 1997, 123,000 loans had been made for a total of approximately $209 million and 246,000 transfers totaling $584 million. Fees recognized for RAL's totaled $7.2 million and fees for RT's totaled $2.2 million. Operating expenses totaled $1.3 million.

There is a higher credit risk associated with RAL's than with other types of loans because (1) the Company does not have personal contact with the customers of this product;(2) the customers conduct no business with the Company other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

The Company estimates that by year end about 2.8% of RAL's will not be collected from the IRS or recovered later from the taxpayer. As of March 31, 1997, the Company has provided for these potential losses. Some of the RAL's were charged-off in the first quarter and the Company expects to charge-off any remaining uncollected RAL's by June 30. These charge-offs may exceed the estimated rate stated above, but subsequent collections are expected to be received later in the year which will offset these charge-offs.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Acquisition of First Valley Bank

As discussed in Note 9 to the consolidated financial statements, the Bancorp acquired First Valley Bank of Lompoc ("FVB") as of the close of business March 31, 1997. The acquisition will be accounted for as a purchase. The assets and liabilities acquired will be contributed by the Bancorp to the Bank and the five branch offices of FVB will be operated as branch offices of the Bank. Under purchase accounting, the assets and liabilities are recorded at their fair market value as of the acquisition. The difference between the purchase price and the net fair market value is recorded as goodwill.

The Company incurred expenses of consultants, training, travel, marketing, public relations, and other items during the first quarter of 1997 which are included in the financial statements which this analysis accompanies. The assets and liabilities of FVB and the goodwill will be entered in the financial records of the Company effective April 1, 1997.

The recording of these assets and liabilities and the operations of the five branches will cause some significant changes in the Company's financial statements beginning with the second quarter of 1997. The Company's loans and deposits will increase by approximately $64 million and $108 million, respectively. FVB had approximately $43 million in securities which were acquired by the Company. However, the Company sold approximately $20 million almost immediately as part of its actions to maintain its interest rate risk position as it was before the acquisition.

Interest income and expenses will increase as a result of the acquired earning assets and liabilities. Salaries and benefits will increase because of the approximately 45 former FVB employees hired by the Company. Other employees have been retained on a temporary basis during the transition. Occupancy and equipment expense will increase because of the costs of operating the new branches.

Service charges on deposits and other fees will increase because of the new account relationships.

FVB earned approximately $1.6 million in 1996, but recorded no provision for loan loss. The Company may have to add to its allowance for loan loss through additional provision expense if after more thorough review of the acquired loans it determines that its current allowance is not sufficient to cover the losses inherent in the acquired portfolio. The Company expects to see some savings as efficiencies of scale are realized and administrative functions consolidated. In addition, the Company expects to be able to provide additional services to customers in the northern portion of Santa Barbara County because of its broader product line. The transition is expected to go smoothly with minimal loss of customers because the Company intends to provide the same high level of personal service which customers of FVB expect.

Notes to Management Discussion and Analysis:

1. To obtain information on the performance ratios for its peers, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 1996. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

2. As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $6.2 million as of March 31, 1997. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the first quarter of 1997 would be $22.8 million and the average yield would be 12.7%. There would also be corresponding reductions for the other quarters shown in Table 3. The computation of the taxable equivalent yield is explained in the section below titled "Securities and Related Interest Income."

3. Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Fourth Quarter, 1996 for banks with total assets from $1-10 billion.

                                   EXHIBIT 11
                      SANTA BARBARA BANCORP & SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                                 For the Three Months Ended March 31,
                                                                1997                             1996

                                                     Primary       Fully Diluted      Primary      Fully Diluted
                                                     -------       -------------      -------      -------------

Weighted Average Shares Outstanding                    7,584,739        7,584,739       7,652,798       7,652,798

Weighted Average Options Outstanding                     747,153          747,153         696,995         696,995
Anti-dilution adjustment (1)                              (4,139)          (4,139)        (24,465)             --

Adjusted Options Outstanding                             743,014          743,014         672,530         696,995
Equivalent Buyback Shares (2)                           (437,038)        (437,222)       (392,350)       (398,778)

Total Equivalent Shares                                  305,976          305,792         280,180         298,217
Adjustment for Non-Qualified Tax Benefit (3)            (125,450)        (125,375)       (114,874)       (122,269)

Weighted Average Equivalent Shares Outstanding           180,526          180,417         165,306         175,948

Weighted Average Shares for Computation                7,765,265        7,765,156       7,818,104       7,828,746


Fair Market Value (4)                             $        30.55   $        30.55  $        22.80  $        23.87

Net Income                                        $    6,637,166   $    6,637,166  $    3,876,057  $    3,876,057

Earnings Per Share                                $         0.85   $         0.85  $         0.50  $         0.50


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

           Not applicable

Item 5.  Other Information:

           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibit Index:

           Exhibit Number   Item Description

                 11           Computation of Per
                              Share Earnings

                 27           Financial Data Schedule

           (b) One report on Form 8-K was filed during the quarter ended March 31, 1997. An offer to purchase for cash up to 500,000 shares of common stock at $30.00 net per share was reported on Form 8-K filed with the Commission on January 10, 1997.

                                  SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    SANTA BARBARA BANCORP

DATE:   May 13, 1997
                                    David W. Spainhour
                                    President
                                    Chief Executive Officer



DATE:   May 13, 1997
                                    Donald Lafler
                                    Senior Vice President
                                    Chief Financial Officer