Form 10-Q
period 1997-06-30
SANTA BARBARA BANCORP
filed 1997-08-14
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997  Commission File No.: 0-11113

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

    Yes     X        No

Common Stock - As of August 13, 1997 there were 7,609,591 shares of the issuer's common stock outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                      (in thousands except share amounts)
                                                            June 30, 1997    December 31, 1996
                                                            -------------    -----------------
Assets:
  Cash and due from banks                                   $      48,780    $     51,181
  Federal funds sold and securities purchased under
    agreement to resell                                            60,000          70,000
      Cash and cash equivalents                                   108,780         121,181
  Securities (Note 5):
    Held-to-maturity                                              235,775         276,359
    Available-for-sale                                            170,543         141,679
  Bankers' acceptances                                             87,749          64,732
  Loans, net of allowance of $19,174 at
    June 30, 1997 and $16,572 at
    December 31, 1996 (Note 6)                                    769,634         667,595
  Premises and equipment, net (Note 7)                             12,466           6,835
  Accrued interest receivable                                      10,106           8,503
  Other assets (Notes 4 & 8)                                       38,163          14,436
        Total assets                                        $   1,433,216    $  1,301,320

Liabilities:
  Deposits:
    Demand deposits                                         $     198,998    $    178,511
    NOW deposit accounts                                          168,022         143,191
    Money Market deposit accounts                                 406,029         438,559
    Savings deposits                                              106,198          88,103
    Time deposits of $100,000 or more                             133,615          95,172
    Other time deposits                                           219,919         169,547
      Total deposits                                            1,232,781       1,113,083
  Securities sold under agreements
    to repurchase and Federal funds purchased                      32,580          33,490
  Long-term debt and other borrowings                              44,000          39,000
  Accrued interest payable and other liabilities                    9,179           8,154
      Total liabilities                                         1,318,540       1,193,727

Shareholders' equity
  Common stock (no par value; $0.67 per share stated value;
    20,000,000 authorized; 7,614,591 outstanding at
    June 30, 1997 and 7,587,800 at December 31, 1996)               5,077           5,059
  Surplus                                                          34,782          35,415
  Unrealized gain on securities available for sale                     58               2
  Retained earnings                                                74,759          67,117
      Total shareholders' equity                                  114,676         107,593
        Total liabilities and shareholders' equity          $   1,433,216    $  1,301,320

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                (dollars in thousands except per share amounts)

                                                                   For the Six -Month        For the Three-Month
                                                                     Periods Ended              Periods Ended
                                                                        June 30,                   June 30,
                                                                   1997         1996          1997         1996
                                                                   ----         ----          ----         ----
Interest income:
 Interest and fees on loans                                     $ 41,018     $ 28,736      $ 18,246     $ 13,201
 Interest on securities                                           12,978       12,315         6,403        6,680
 Interest on Federal funds sold and securities
  purchased under agreement to resell                              2,532        1,835         1,295          740
 Interest on bankers' acceptances                                  2,033        2,468         1,082          743
  Total interest income                                           58,561       45,354        27,026       21,364
Interest expense:
 Interest on deposits                                             18,474       16,451         9,785        8,104
 Interest on securities sold under agreements
  to repurchase and Federal funds purchased                          890        1,164           415          459
 Interest on other borrowed funds                                  1,160           23           580           11
  Total interest expense                                          20,524       17,638        10,780        8,574
Net interest income                                               38,037       27,716        16,246       12,790
Provision for loan losses                                          6,247        4,264         1,690        1,049
 Net interest income after provision for loan losses              31,790       23,452        14,556       11,741
Other operating income:
 Service charges on deposits                                       2,568        2,251         1,373        1,133
 Trust fees                                                        4,857        4,246         2,377        2,022
 Other service charges, commissions and fees, net                  5,609        3,470         2,185        1,340
 Net loss on securities transactions                                (453)        (656)          (93)        (143)
 Other operating income                                              338          222           161          121
  Total other income                                              12,919        9,533         6,003        4,473
Other operating expense:
 Salaries and benefits                                            15,565       12,621         7,670        6,352
 Net occupancy expense                                             2,402        2,256         1,265        1,124
 Equipment expense                                                 1,517        1,286           871          636
 Net loss (gain) from operating other real estate                    (89)          91           (14)         (17)
 Other expense                                                     8,606        6,094         4,057        2,922
  Total other operating expense                                   28,001       22,348        13,849       11,017
Income before income taxes                                        16,708       10,637         6,710        5,197
Applicable income taxes                                            5,572        2,992         2,211        1,428
    Net income                                                  $ 11,136    $   7,645     $   4,499     $  3,769

Earnings per common and common
 equivalent share (Note 2)                                      $   1.43    $    0.98     $    0.58     $   0.48
Fully diluted earnings per share (Note 2)                       $   1.42    $    0.98     $    0.57     $   0.48

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                                              For the Six Months Ended June 30,
                                                                                   1997                 1996
                                                                                   ----                 ----
Cash flows from operating activities:
 Net Income                                                                $     11,136           $   7,645
 Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization                                                   1,163               1,002
  Provision for loan and lease losses                                             6,247               4,264
  (Provision) Benefit for deferred income taxes                                      56              (1,367)
  Net writedown on other real estate owned                                           50                  --
  Net amortization of discounts and premiums for
   securities and bankers' acceptances                                           (1,936)                (79)
  Net change in deferred loan origination
   fees and costs                                                                   187                 250
  Increase in accrued interest receivable                                        (1,603)             (1,450)
  Increase (decrease) in accrued interest payable                                   102                (116)
  Net loss on sales and calls of securities                                         453                 655
  Decrease (increase) in prepaid expenses                                          (492)                 93
  Increase (decrease) in accrued expenses                                        (2,375)                 63
  Net loss (gain) on sales of OREO                                                 (103)                 18
  Decrease in service fee and other
   income receivable                                                                225                 454
  Decrease in income taxes payable                                               (5,375)             (1,515)
  Other operating activities                                                      2,314               2,243
   Net cash provided by operating activities                                     10,049              12,160
Cash flows from investing activities:
  Proceeds from call or maturity of securities                                   47,612              56,461
  Purchase of securities                                                       (117,760)           (244,841)
  Proceeds from sale of securities                                               74,151             101,270
  Proceeds from maturity of bankers' acceptances                                 78,877             211,933
  Purchase of bankers' acceptances                                             (101,534)           (103,270)
  Net increase in loans made to customers                                      (108,314)            (25,179)
  Disposition of property from defaulted loans                                    1,807               1,557
  Purchase or investment in premises and equipment                               (6,780)               (372)
  Purchase of investment real estate                                               (598)                 --
  Excess of purchase price over net assets
   for purchase of First Valley Bank                                             (9,822)                 --
   Net cash used in investing activities                                       (142,361)             (2,441)
Cash flows from financing activities:
  Net increase (decrease) in deposits                                           119,698             (52,777)
  Net increase (decrease) in long-term debt and other borrowings                  4,090             (18,934)
  Proceeds from issuance of common stock                                          1,979                 468
  Payments to retire common stock                                                (2,594)             (1,936)
  Dividends paid                                                                 (3,262)             (2,272)
   Net cash provided by (used in) financing activities                          119,911             (75,451)
 Net decrease in cash and cash equivalents                                      (12,401)            (65,732)
 Cash and cash equivalents at beginning of period                               121,181             139,746
 Cash and cash equivalents at end of period                                $    108,780           $  74,014

Supplemental disclosure:
 Cash paid for the three months ended:
  Interest                                                                 $     20,422           $  17,522
  Income taxes                                                             $      9,981           $   5,050

     See accompanying notes to consolidated condensed financial statements

                     Santa Barbara Bancorp and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
1. Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Corporation. Material intercompany balances and transactions have been eliminated.

2. Earnings Per Share

Earnings per common and common equivalent share are based on the weighted average number of shares and common stock equivalents outstanding during each period. Common stock equivalents include the number of shares issuable on the exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options plus any tax benefits based on the average price of common stock during the year. Fully diluted earnings per share are determined in the same manner, except that the assumed purchase of common stock from the proceeds of the options and tax benefits is computed using the period-end price if it is higher than the average for the period.

For the six and three-month periods ended June 30, 1997 and 1996, the weighted average shares outstanding were as follows:

                              Six-Month Periods         Three-Month Periods
                               Ended June 30,              Ended June 30,
                               1997        1996           1997        1996
                               ----        ----           ----        ----
      Weighted average
      fully diluted
      shares outstanding     7,837,873   7,839,859     7,828,162   7,829,825

      Weighted average
      primary shares
      outstanding            7,772,394   7,820,919     7,776,919   7,822,716


In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS 128 will be effective for periods ending after December 15, 1997. Management believes that implementation of SFAS 128 will not materially effect the presentation of EPS.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1996 have been reclassified to be consistent with the reporting for 1997.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreement to resell.

4.    Acquisition

As of the close of business on March 31, 1997, the Company acquired First Valley Bank of Lompoc ("FVB") for $26.1 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired   $ 16,278
Goodwill                                        9,822
                                             --------
Purchased consideration                      $ 26,100
                                             ========

The purchased goodwill, included in other assets on the balance sheet as of June 30, 1997, is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially effected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.

5. Securities

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

In 1994 and 1995, the Company reclassified certain U.S. agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $43,000 at June 30, 1997 and $90,000 at December 31, 1996, is the reason that the separate component of capital does not equal the net unrealized losses related to the securities classified as "available-for-sale" times the combined Federal and state tax rate of approximately 42%.

The Bank became a member of the Federal Reserve System in 1995. As a condition of membership, the Bank was required to purchase Federal Reserve Bank stock. The shares purchased are reported as equity securities.

In 1996, the Bank became a member of the Federal Home Loan Bank (FHLB). As of June 30, 1997, the Bank held $6,100,000 in FHLB stock which are reported as equity securities.

Book and market values of securities are as follows:

                                                         Gross      Gross     Estimated
                 (in thousands)          Amortized    Unrealized  Unrealized   Market
                                            Cost         Gains      Losses     Value
                                         -----------------------------------------------
June 30, 1997:
Held-to-maturity:
    U.S. Treasury obligations            $    95,891 $      81  $    (545)$   95,427
    U.S. agency obligations                   32,367       139       (374)    32,132
    State and municipal securities           107,517    12,964        (53)   120,428
                                         --------------------------------------------
       Total held-to-maturity                235,775    13,184       (972)   247,987
                                         --------------------------------------------
Available-for-sale:
    U.S. Treasury obligations                 96,372       163        (20)    96,515
    U.S. agency obligations                    1,000         2         --      1,002
    Collateralized mortgage obligations       61,624       120        (97)    61,647
    Asset backed securities                    4,000         8         --      4,008
    Equity Securities                          7,371        --         --      7,371
                                         --------------------------------------------
       Total available-for-sale              170,367       293       (117)   170,543
                                         --------------------------------------------
          Total Securities               $   406,142 $  13,477  $  (1,089)$  418,530
                                         ============================================
December 31, 1996:
Held-to-maturity:
    U.S. Treasury obligations            $   137,988 $     178  $    (680)$  137,486
    U.S. agency obligations                   52,268       351       (391)    52,228
    State and municipal securities            86,103    13,613         --     99,716
                                         --------------------------------------------
       Total held-to-maturity                276,359    14,142     (1,071)   289,430
                                         --------------------------------------------
Available-for-sale:
    U.S. Treasury obligations                105,482       221        (60)   105,643
    U.S. agency obligations                       --        --         --         --
    Collateralized mortgage obligations       30,551       132       (135)    30,548
    Equity Securities                          5,488        --         --      5,488
                                         --------------------------------------------
       Total available-for-sale              141,521       353       (195)   141,679
                                         --------------------------------------------
          Total Securities               $   417,880 $  14,495  $  (1,266)$  431,109
                                         ============================================

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because, consistent with their classification under the provisions of SFAS 115, it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called prior to their maturity, at which time gains may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio.

(in thousands)                                          Held-to-    Available-
                                                        Maturity      for-Sale        Total
                                                      --------------------------------------
June 30, 1997:
Amortized cost:
      In one year or less                           $     35,460   $    73,723   $  109,183
      After one year through five years                  149,832        82,028      231,860
      After five years through ten years                  11,444         7,245       18,689
      After ten years                                     39,039            --       39,039
      Equity Securities                                       --         7,371        7,371
                                                    ----------------------------------------
                                                    $    235,775   $   170,367   $  406,142
                                                    ========================================
Estimated market value:
      In one year or less                           $     35,131   $    61,087   $   96,218
      After one year through five years                  149,163        40,429      189,592
      After five years through ten years                  14,997        15,111       30,108
      After ten years                                     48,696        46,545       95,241
      Equity Securities                                       --         7,371        7,371
                                                    ----------------------------------------
                                                    $    247,987   $   170,543   $  418,530
                                                    ========================================
December 31, 1996:
Amortized cost:
      In one year or less                           $     49,070   $    51,495   $  100,565
      After one year through five years                  185,092        84,538      269,630
      After five years through ten years                  14,672            --       14,672
      After ten years                                     27,525            --       27,525
      Equity Securities                                       --         5,488        5,488
                                                    ----------------------------------------
                                                    $    276,359   $   141,521   $  417,880
                                                    ========================================
Estimated market value:
      In one year or less                           $     48,825   $    51,579   $  100,404
      After one year through five years                  184,495        84,612      269,107
      After five years through ten years                  19,479            --       19,479
      After ten years                                     36,631            --       36,631
      Equity Securities                                       --         5,488        5,488
                                                    ----------------------------------------
                                                    $    289,430   $   141,679   $  431,109
                                                    ========================================

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.

6. Loans

The balances in the various loan categories are as follows:

(in thousands)                            June 30, 1997             December 31, 1996
                                          -------------             -----------------
Real estate:

    Residential                          $     206,751             $    172,846
    Non-residential                            234,769                  199,203
    Construction                                13,146                   10,245
Commercial loans                               168,399                  154,162
Home equity loans                               37,413                   34,323
Consumer loans                                  61,158                   43,944
Leases                                          55,772                   58,526
Municipal tax-exempt obligations                 7,949                    8,658
Other loans                                      3,451                    2,260
                                        ---------------           --------------
    Total loans                          $     788,808             $    684,167
                                        ===============           ==============

The loan balances at June 30, 1997 and December 31, 1996, are net of approximately $2,549,000 and $2,362,000, respectively, in net loan fees and origination costs deferred.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on non-accrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income from other loans in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as non-accrual.

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if it is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them ($ in thousands) as of June 30, 1997 and December 31, 1996:

                                      June 30, 1997    December 31, 1996
                                      -------------    -----------------

Loans identified as impaired              $2,000            $5,945
Impaired loans for which a valuation
   allowance has been determined          $1,154            $4,003
Impaired loans for which no valuation
   allowance was determined necessary       $846            $1,942
Amount of valuation allowance               $134            $1,196

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

The following table discloses additional information ($ in thousands) about impaired loans for the six and three-month periods ended June 30, 1997 and 1996:

                                          Six-Month Periods  Three-Month Periods
                                            Ended June 30,      Ended June 30,
                                            1997      1996        1997    1996
                                            ----      ----        ----    ----
Average amount of recorded investment
   in impaired loans                       $4,408   $10,227     $3,054  $9,865
Collections of interest from impaired
   loans and recognized as interest income    $28       $45        $28     $43

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

The valuation allowance for impaired loans of $134,000 is included with the general allowance for loan losses to total the $19.2 million reported on the balance sheet for June 30, 1997, which these notes accompany, and in the statement of changes in the allowance account for the first six months of 1997 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.


(in thousands)                                          Refund           All
                                                     Anticipation       Other        Total
                                                     ------------       -----        -----
Balance, December 31, 1996                            $       98    $  16,474    $  16,572
Provision for loan losses                                  4,649        1,598        6,247
Loan losses charged against allowance                     (5,946)      (1,542)      (7,488)
Loan recoveries added to allowance                         1,199        2,644        3,843
                                                      ----------    ---------    ---------
Balance, June 30, 1997                                $       --    $  19,174    $  19,174
                                                      ==========    =========    =========

7. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The substantial changes from December 31, 1996 relate to the acquisition of FVB. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $1,163 and $1,002 for the six-month periods ended June 30, 1997 and 1996, respectively, and $703 and $509 for the three-month periods ended June 30, 1997 and 1996, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                                  June 30, 1997                               December 31, 1996
                                  -----------------------------------------   ----------------- -------------------------
                                                   Accumulated   Net Book                       Accumulated    Net Book
                                      Cost        Depreciation    Value           Cost          Depreciation    Value
                                  -----------------------------------------   -------------------------------------------

Land and buildings                $     9,443  $      3,238   $     6,205     $     5,616    $      3,119   $      2,497
Leasehold improvements                  6,672         4,844         1,828           6,396           4,600          1,796
Furniture and equipment                16,092        11,659         4,433          13,495          10,953          2,542
                                  ----------------------------------------    -------------------------------------------
    Total                         $    32,207  $     19,741   $    12,466     $    25,507    $     18,672   $      6,835
                                  ========================================    ===========================================

8. Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of June 30, 1997 and December 31, 1996, the Company had $0 and $1,629,000 respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.

Also included in other assets on the balance sheet for June 30, 1997, are goodwill (see Note 4, deferred tax assets and a receivable from a broker. As of June 30, 1997, the Company had $9.1 million due from a broker for the sales of securities that did not settle until one day later.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Summary

Santa Barbara Bancorp (the "Company") posted its highest second quarter earnings ever for the quarter ending June 30, 1997. Earnings were $4.5 million, up 19 percent over the $3.8 million reported for the comparable period in 1996. Per share earnings for the second quarter of 1997 were $0.57 compared to $0.48 earned in the second quarter of 1996.

The increase in net income for the quarter compared to the same quarter of 1996 was due to increases in net interest income and fee income. Compared to the second quarter of 1996, net interest income (the difference between interest income and interest expense) increased by $3.5 million or 27%.

Growth and product mix changes contributed to the increase in net interest income. Interest on loans increased $5.0 million, a 38% increase, as these loan balances increased from $581 million at June 30, 1996 to $789 million a year later. A portion of the increase in net interest income was due to the acquisition of First Valley Bank of Lompoc ("FVB"). In addition, $56 million of this growth in loans came from the Company's purchase of leasing assets from another financial institution in the fourth quarter of 1996, and these assets generated $1.5 million in interest income in the second quarter of 1997. While deposits increased 23% over the last 12 months, interest expense increased only 16.4%, as 21% of the growth occurred in noninterest-bearing deposits.

Noninterest income increased by $1.5 million over the same quarter of 1996 due primarily to the increase in other services charges, commissions and fees of $845,000. In addition, the Trust & Investment Services Division posted quarterly fee income of $2.4 million, an 18% gain over the $2.0 million recorded in the prior year's second quarter. Service charges on deposits grew by $240,000 compared to the second quarter of 1996 due to the growth in deposits.

Delinquent and non-performing loans were less at the end of the second quarter of 1997 than a year ago. However, the Company increased its provision for loan loss by $0.6 million compared to the second quarter of 1996 from $1.1 to $1.7 million. This was done for three reasons: (1) some uncertainty regarding long term performance trends of the new leasing portfolio and the loans acquired from FVB; (2) growth in the loan portfolio and (3) to provide sufficient allowance to charge off all uncollected refund anticipation loans at the end of the quarter.

Noninterest expenses increased in the second quarter of 1997 compared to the same quarter of 1996. This is a result of increased salary, occupancy and marketing related to the acquisition of additional assets. The rate of increase in the noninterest expenses was 26% compared to an increase of 27% in interest income and 32% in noninterest income. The operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, decreased from $0.63 for the second quarter of 1996 to $0.59 for the second quarter of 1997. Included in the second quarter of 1997 were some expenses relating to the conversion and integration of FVB branches into Santa Barbara Bank & Trust which will not recur. The Company recognized approximately $9.8 million in goodwill in the FVB acquisition. This will be amortized over a period of 15 years. Amortization expense in the second quarter was approximately $147,000.

Business

The Company is a bank holding company. While the Company has a few operations of its own, these are not significant in comparison to those of its major subsidiary, Santa Barbara Bank & Trust (the "Bank"). The Bank is a state-chartered commercial bank and is a member of the Federal Reserve System. It offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's second subsidiary is Sanbarco Mortgage Corporation ("Sanbarco"). The primary business activity of Sanbarco is brokering commercial real estate loans and servicing those loans for a fee. All references to "the Company" apply to Santa Barbara Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only.

Forward-looking Information

The matters discussed in this analysis include historical information and forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors, including factors beyond the Company's control, could cause actual results to differ materially from those in the forward-looking statements. Such factors include risk associated with changes in interest rates, underestimation of credit losses in the refund anticipation loan ("RAL") and other loan programs, increased competition from other major financial institutions as well as other risks identified in this discussion.

Total Assets and Earning Assets

The chart below shows the growth in average total assets and deposits since the fourth quarter of 1994. For the Company, changes in assets are primarily related to changes in deposit levels, so these also have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1--GROWTH IN AVERAGE ASSETS AND DEPOSITS

$1,450
                                                            AA
$1,400

$1,350                                                AA

$1,300

$1,250
                                                  AA        DD
$1,200                              AA
                                         AA
$1,150                         AA             AA      DD

$1,100                    AA
                                                  DD
$1,050    AA   AA
                     AA             DD   DD   DD
$1,000                         DD

  $950                    DD
          DD   DD
  $900               DD

  $850

  $800

          4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd
          '94  '95  '95  '95  '95  '96  '96  '96  '96  '97  '97

                 AA = Assets    DD = Deposits

Growth in the first quarters of 1996 and 1997 was impacted by the volume activity related to the RAL and refund transfer ("RT") programs which cause average loans and deposits to reflect higher average balances than in subsequent quarters. RAL and RT activity is discussed in more detail in the section titled "Refund Anticipation Loan and Loan Transfer Program." Due to the relatively smaller RAL and RT volumes in the 1st quarter of 1995, growth was not impacted to the extent realized in 1996 and 1997. In addition, the growth in average assets for the first quarter of 1997 also reflects the full quarter impact of the $59 million leasing portfolio acquired in the December of 1996.

The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors such as the RAL program--which primarily effects the first quarters of each year--and cash outflow for tax payments which impacts the second quarters. The increase in average assets and deposits between the first and second quarters of 1997 do not follow the usual pattern because of the addition of approximately $125 million in assets and $108 million in deposits through the acquisition of FVB. Without the acquired assets and liabilities, the averages for the second quarter of 1997 would have been slightly less than those for the first quarter.

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

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 96% of its assets during the first half of 1997. This compares with an average of 86% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $137 million more assets earning interest during the first half of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

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

This exposure to market risk is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed for their term when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While almost all of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities. If it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

The Company is also exposed to "mismatch risk." This is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. An obvious example of this kind of difference is if a financial institution uses the proceeds from shorter-term deposits to purchase longer-term securities or fund longer-term loans. If interest rates rise significantly, the interest that must be paid on the deposits could exceed the interest earned on the assets.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of June 30, 1997, the gap for this first period is a negative 0.74%, well within the target range and effectively a matched position. At the end of the fourth quarter of 1996, the gap was a negative 4.52% of assets.

There is a large block of savings and transaction deposit accounts which the Company has assigned to the third time period because it assumes that is the earliest that they might be repriced. Because they are offset by few assets repricing in the same period, there is a relatively large negative gap for this third period, "After six months but within one year." This gap for the third period causes the cumulative gap to be a negative 13.50% for the first three periods. However, this is still well within the Company's policy limit of plus or minus 25%. The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY
                                                      After three   After six   After one                 Non-interest
As of June 30, 1997                        Within       months       months      year but                 bearing or
(in thousands)                             three      but within   but within     within     After five   non-repricing
                                           months        six        one year       five        years        items          Total
                                       ---------------------------------------------------------------------------- --------------
Assets:
Loans                                    $  341,303   $  112,194 $    74,681  $  227,542   $   25,514  $   (11,600)  $   769,634
Cash and due from banks                          --           --          --          --           --       48,780         48,780
Money market investments                    104,411       42,134          --          --           --           --        146,545
Securities:                                  62,528       29,362      43,042     188,627       75,211        7,547        406,317
Other assets                                     --           --          --          --           --       56,516         56,516
                                       ----------------------------------------------------------------------------   ------------
Total assets                                508,242      183,690     117,723     416,169      100,725      101,243   $  1,427,792
                                       ----------------------------------------------------------------------------   ============
Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased                 32,580           --          --          --           --           --         32,580
  Other borrowings                            2,500        2,500       5,000      33,000           --           --         43,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                    373,450          558     306,164          --           --           --        680,172
  Time deposits                             105,489       72,186      97,209      78,128          599           --        353,611
Demand deposits                                  --           --          --          --           --      197,794        197,794
Other liabilities                             4,832           --          --          --           --        5,160          9,992
Shareholders' equity                             --           --          --          --           --      110,643        110,643
                                       ---------------------------------------------------------------------------- --------------
Total liabilities and
  shareholders' equity                      518,851       75,244     408,373     111,128          599      313,597   $  1,427,792
                                       ---------------------------------------------------------------------------- ==============
Interest rate-
  sensitivity gap                        $  (10,609)  $  108,446 $  (290,650) $  305,041   $  100,126  $  (212,354)
                                       ============================================================================
Gap as a percentage of
  total assets                               (0.74%)       7.60%     (20.36%)     21.36%        7.01%      (14.87%)
Cumulative interest
  rate-sensitivity gap                   $  (10,609)  $   97,837 $  (192,813) $  112,228   $  212,354
Cumulative gap as a
  percentage of total assets                 (0.74%)       6.85%     (13.50%)      7.86%       14.87%

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

Gap reports can show mismatches in the maturities and repricing opportunities of assets and liabilities, but have limited usefulness in measuring or managing market risk and basis risk. The Company uses interest rate modeling to measure these risks. This modeling applies hypothetical changes in interest rates to determine the impacts on net interest income and net economic value. Net economic value or market value of portfolio equity is defined as the difference between the market value of financial assets and financial liabilities. The hypothetical changes include scenarios that involve immediate, parallel shocks as well as gradual interest rate changes. The changes are in both directions. The latest results of this modeling show that the Company's net interest income "at risk" from an increase or decrease in rates is well within the Company's policy and much less vulnerable than at the end of December 1996 because of certain interest rate risk management actions taken in 1997. These actions, which also resulted in the evenly matched gap for the first period, included holding larger balances in short-term money market investments like Federal funds sold and bankers' acceptances, the purchase of an interest rate hedge as described in the section titled "Hedges, Derivatives, and Other Disclosures," setting targets for administered rate deposits that are less sensitive to changes in market rates, the sale of certain fixed-rate investment securities and the purchase of some floating rate investment securities, and the borrowing of additional amounts from the Federal Home Loan Bank at fixed rates.

The primary risk the Company has from falling rates is that the relatively low rates currently paid on administered rate accounts would limit reductions to match money market declines for assets.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. This orderly growth has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB acquisition, and successfully encouraging former customers of failed or merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last six quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the second quarter of 1997 have increased $205.3 million or 20.1% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1996:                          1st Quarter             2nd Quarter             3rd Quarter            4th Quarter
                             --------------------    --------------------   --------------------    --------------------
NOW/MMDA                     $      555.8     3.35% $        540.2    3.20%  $      521.1    3.13% $       554.8     3.12%
Savings                              94.0     2.37            92.9    2.40           93.9    2.41           93.2     2.41
Time deposits 100+                   65.8     5.32            71.2    5.31           78.3    5.21           82.9     5.18
Other time deposits                 163.2     5.67           166.3    5.58          170.9    5.58          176.2     5.57
                             ------------            -------------           ------------           ------------
  Total interest-bearing
      deposits                      878.8     3.82           870.6    3.74          864.2    3.72          907.1     3.71
Noninterest-bearing                 154.4                    150.8                  151.5                  158.7
                             ------------            -------------           ------------           ------------
  Total deposits             $    1,033.2           $      1,021.4           $    1,015.7          $     1,065.8
                             ============            =============           ============           ============

1997:
NOW/MMDA                     $      577.3     3.19% $        585.8    3.05%
Savings                              90.3     2.33           111.4    2.19
Time deposits 100+                   84.7     5.16           112.1    5.33
Other time deposits                 186.2     5.55           225.9    5.75
                             ------------            -------------
  Total interest-bearing
      deposits                      938.5     3.75          1035.2    3.75
Noninterest-bearing                 199.9                    191.5
                             ------------            -------------
  Total deposits             $    1,138.4           $      1,226.7
                             ============            =============

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

First, while the California economy has been improving, loan demand has not been so great that the Company would encourage, through premium rates, large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned less than 6% during 1996 and the first six months of 1997, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields2 over the last seven quarters (dollars in millions),

Table 3--LOAN BALANCES AND YIELDS
                                 EOP           Average         Interest     Average
        Quarter Ended        Outstanding     Outstanding      and Fees      Yield
        ------------------ ---------------  --------------   ------------  ---------
        December    1995       $558.8          $543.8          $12.6          9.32%
        March       1996        556.4           565.8           15.5         11.07
        June        1996        581.2           568.4           13.2          9.36
        September   1996        604.1           585.8           13.3          9.07
        December    1996        684.2           634.4           14.9          9.35
        March       1997        719.9           723.0           22.9         12.75
        June        1997        788.8           789.0           18.3          9.27

The end-of-period loan balance as of June 30, 1997 has increased by $104.6 million compared to December 31, 1996, and by $207.6 million compared to June 30, 1996. Residential real estate loans increased $33.9 million, nonresidential real estate loans increased $35.6 million, commercial loans increased $14.2 million and consumer loans, including home equity loans, increased by $20.3 million from December 31, 1996. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

The increase in the balance between the third and fourth quarters of 1996 is due to the purchase of $56 million in lease contracts from another financial institution. These are accounted for as loans.

The average balance and yield for the first quarters of 1997 and 1996 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations for the first halves of 1996 and 1997 is summarized in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the first quarters of 1996 and 1997 without the effect of RAL loans were 9.27% and 9.04%, respectively.

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

(in thousands)                        June 30,      December 31,
                                        1997           1996
                                        ----           ----
Standby letters of credit             $17,602        $ 9,202
Loan commitments                      $26,295        $26,083
Undisbursed loans                     $30,971        $15,588
Unused consumer credit lines          $59,296        $54,904
Unused other credit lines             $99,699        $82,837

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

Allowance for Loan Losses and Credit Quality

The allowance for loan losses (sometimes called a "reserve") is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the loan portfolio, including those not yet identified. The adequacy of this general allowance is based on the size of the loan portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual loans and Management's outlook for the local and national economies and how they might affect borrowers. In addition, generally accepted accounting standards require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 4 shows the amounts of non-current loans and non-performing assets for the Company at the end of the second quarter of 1997, and at the end of the last five quarters (in thousands). Also shown for both the Company and its peers3 are the coverage ratio of the allowance to total loans and the ratio of non-current loans to total loans.

Non-performing assets include non-current loans and foreclosed collateral (generally real estate). Total non-performing assets have decreased by $2.8 million at June 30, 1997 compared to June 30, 1996. Although there was a slight increase in non-performing assets in the second quarter of 1997, there has been an overall trend of lower balances as problem loans have been brought current, collected, or charged-off and as foreclosed collateral has been disposed of aggressively. There has been a positive trend of decreasing levels of non-performing assets since December 31, 1995. In addition, non-current loans have declined as a percentage of total loans to 1.12% at June 30, 1997 from 1.76% at June 30, 1996.

Table 4--ASSET QUALITY

                            June 30        March 31,          December 31,      September 30,     June 30,
                              1997            1997                1996              1996            1996
                          ------------    ------------        ------------      ------------    -------------
COMPANY:
Loans
  delinquent
  90 days
  or more                 $     2,565     $       683         $     1,420       $     1,109     $      1,401
Non-accrual
  loans                         6,270           5,967               7,027             8,578            8,827
                          ------------    ------------        ------------      ------------    -------------
Total non-
  current loans                 8,835           6,650               8,447             9,687           10,228
Foreclosed
  real estate                       0             325               1,629             1,583            1,422
                          ------------    ------------        ------------      ------------    -------------
Total non-per-
  forming assets          $     8,835     $     6,975         $    10,076       $    11,270     $     11,650
                          ============    ============        ============      ============    =============

COMPANY:
Coverage ratio
  of allowance for
  loan losses to
  total loans                       2.43%           3.20%               2.42%             2.63%            2.67%
Coverage ratio
  of allowance for
  loan losses to
  non-current
  loans                              217%            347%                196%              163%             152%
Ratio of non-
  current loans to
  total loans                       1.12%           0.92%               1.23%             1.60%            1.76%
Ratio of non-
  performing assets
  to average
  total assets                      0.62%           0.52%               0.77%             0.96%            1.02%

FDIC PEER GROUP:
Coverage ratio
  of allowance for
  loan losses to
  total loans                        n/a            2.00%               1.99%             2.09%            2.06%
Coverage ratio
  of allowance for
  loan losses to
  non-current
  loans                              n/a             179%                167%              176%             185%
Ratio of non-
  current loans to
  total loans                        n/a            1.12%               1.19%             1.19%            1.11%
Ratio of non-
  performing assets
  to average
  total assets                       n/a            0.83%               0.88%             0.89%            0.84%


The June 30, 1997 balance of non-current loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent.

The allowance for loan loss was $16.6 million at December 31, 1996, $23.1 million at March 31, 1997 and $19.2 million at June 30, 1997. The amount at the end of the second quarter resulted in a ratio of allowance to total loans of 2.43% and a coverage ratio of allowance to non-current loans of 217%. The primary reason for the larger allowance at March 31 was the need to provide for the RAL program. The reported allowance for the Company as of March 31, 1997 included $4.5 million in allowance that had been provided for RAL's. While most of the loans are made in the first quarter, the Company does not know how many loans will have to be charged-off until the second quarter. Based on payment patterns available at the end of the first quarter, the Company estimated that it would need to charge-off approximately $4.5 million. During the second quarter, the Company found that it would need to charge-off additional loans, and $941,000 was charged against income in the second quarter, specifically for RAL's.

The RAL charge-offs at the end of the second quarter reduced the allowance from the March 31 balance, but the allowance at the end of the second quarter 1997 was still higher than the balance at December 31, 1996. There are several reasons for this increase. Among these are the Company's significant expansion of its portfolio of indirect automobile loans, and the growth in the loan portfolio from the acquisition of the FVB. These are new areas of activity or new market areas for the Company, and until repayment patterns become more determinable over the next several years, there is a higher degree of uncertainty regarding the amount of losses inherent in the portfolios though not yet identified. In addition, non-performing asset ratios move in cycles relative to the economy and while the current trend has been very favorable, Management takes into consideration the cyclical nature of these assets when analyzing the adequacy of loan loss reserves. Based on these factors and its review of the loan portfolio, Management considers the current amount of the allowance adequate.

Table 5 classifies non-current loans and all potential problem loans other than non-current loans by loan category for June 30, 1997 (amounts in thousands). As of June 30, 1997 all RAL loans made in 1997 and still outstanding were charged off.

Table 5--NON-CURRENT AND POTENTIAL PROBLEM LOANS
                                                    Potential Problem
                                     Non-Current    Loans Other Than
                                        Loans          Non-Current
                                        -----          -----------
Loans secured by real estate:
    Construction and
         land development              $   --           $   220
    Agricultural                           --             1,908
    Home equity lines                     214               132
    1-4 family mortgage                 2,522             2,078
    Multi-family                           --                --
    Non-residential, non-farm           3,645             7,822
Commercial and industrial               1,658             1,186
Leases                                    468                65
Other consumer loans                      328               134
                                       ------           -------
                             Total     $8,835           $13,545
                                       ======           =======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 1997 (amounts in thousands).

      Doubtful            $346
      Substandard       $2,702
      Special Mention       --

The total of the above numbers is less than the total allowance because most of the allowance is allocated based on historical trends to loans which are not currently regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.

Securities and Related Interest Income

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes all of the tax-exempt municipal securities and most of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury securities and collateralized mortgage obligations. The Company specifies the portfolio into which each security will be classified at the time of purchase, but can transfer securities between the Liquidity and Discretionary Portfolios at its option.

Securities purchased for the Earnings Portfolio will not be sold for liquidity purposes or because their fair value has increased or decreased because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated, or if sale is necessary to maintain the Company's interest rate risk position in the event of a major business combination or disposition. As permitted for this last purpose, in conjunction with the acquisition of FVB, the Company sold $30 million of long-term Treasury Notes from its Earnings Portfolio. This action was undertaken as one component of a plan of action to manage the interest rate risk being assumed by the purchase of First Valley Bank. The Company also sold securities it had classified as available for sale and sold some of the longer term securities acquired from FVB.

Federal banking regulations require that all fixed-rate collateralized mortgage obligations ("CMO's") held by financial institutions be low volatility investments. A CMO must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the CMO's held by the Company passed the tests at the time of purchase and, as of June 30, 1997, all passed the tests. All of the CMO's are held in the Discretionary Portfolio.

As a percentage of total assets, the balances in the Liquidity and Earnings Portfolios are intended to remain relatively stable. The size of the Discretionary Portfolio will vary based on loan demand and deposit growth. In general, the Company uses available funds to purchase securities for the three portfolios according to the following priorities. Taxable securities, usually U.S. Treasury or agency, are purchased for the Liquidity or Earnings Portfolio to maintain the desired size relative to total assets. To the extent tax-exempt municipals that meet credit quality and yield standards are available, they will be purchased for the Earnings Portfolio up to an amount that does not trigger the Alternative Minimum Tax ("AMT"). Lastly, taxable securities are purchased for the Discretionary Portfolio. If sufficient interest rates above U.S. Treasury obligations can be obtained, the Company currently prefers to purchase floating rate CMO's or asset backed securities to help mitigate its liability sensitivity.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

1996                             1st Quarter            2nd Quarter            3rd Quarter            4th Quarter
----                        --------------------     ------------------    -------------------    -------------------
U.S. Treasury               $    194.6     5.56%     $   260.6    5.80%    $   267.1     5.86%    $   244.4     5.94%
U.S. agency                       79.7     5.65           62.9    5.84          56.7     5.92          52.2     6.34
Collateralized
Mortgage Obligations              13.2     5.47           24.7    6.03          29.6     6.03          30.0     6.03
Tax-Exempt                        82.8    12.15           83.0   12.08          85.1    11.79          86.4    11.29
                             ------------            ----------            -------------------    -----------
      Total                  $   370.3     7.04%     $   431.2    7.03%    $   438.5     7.04%    $    413.0    7.16%
                             ============            ==========            ==========             ===========

1997

U.S. Treasury               $    240.0     5.95%     $   201.5    5.95%
U.S. agency                       48.2     6.36           40.0    5.56
Collateralized
Mortgage Obligations              33.0     6.11           56.4    6.18
Tax-Exempt                        86.3    12.28          101.0   11.77
Equity Securities                  6.2     5.94            7.2    5.70
                            ------------             ----------
      Total                 $    413.7     7.51%     $   406.1    7.39%
                            ============             ==========

Included with the balances shown for U.S. agency securities that are being held to maturity is one structured note with a book value of $9.9 million. It is a type of security known as "step bond". It was issued at an initial rate and had one or more call dates. If not called, the interest rate steps up to a higher level. The note has now passed its final call date and has reached its final step.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates while rates fluctuated some in 1997. The first table in Note 5 to the financial statements shows the impact of the overall rise in interest rates that has occurred during 1997. At the end of the second quarter in 1997, the market value of the U.S. Treasury and agency securities classified as held-to-maturity is less than the amortized cost or "book value" by $699,000. The market value of the municipal securities held-to-maturity also decreased in market value to $12,911,000 greater than "book value" at June 30, 1997 from $13,613,000 at December 31, 1996.

Hedges, Derivatives, and Other Disclosures


The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into an interest rate "Cap Corridor" contract in January 1997 to protect against rapidly rising rates at a cost of approximately $90,000. The notional amount of the contract is $50 million and the covered period is for fifteen months beginning July 1, 1997. The contract pays the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%. The transaction was entered into to reduce the risk of rising interest rates, specifically to off-set or hedge the increased interest expense on some of the Company's money market deposit accounts that would occur if interest rates rise. Because there was less expectation at June 30 than in January that interest rates would rise, the market value of the contract declined to approximately $20,000.

Federal Funds Sold and Securities Purchased under Agreements to Resell

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreement to resell ("repurchase agreements"). These repurchase agreements are investments which are collateralized by government or agency securities of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. Excess cash expected to be available for longer periods up to six months is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold and repurchase agreements purchased during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

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

     Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                 Average        Average
     Quarter Ended             Outstanding       Yield
     -------------             -----------       -----
     December  1995               $81.8          5.79%
     March     1996                81.8          5.39
     June      1996                56.9          5.23
     September 1996                37.9          5.35
     December  1996                58.3          5.34
     March     1997                94.6          5.30
     June      1997                92.2          5.64

The average balance sold or invested into the market in the first quarters of 1997 and 1996 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, liquidity was increased in anticipation of the financing requirements relating to the purchase of FVB. The average balance in the fourth quarter of 1996 reflects the build up of liquidity utilized to purchase the $59 million leasing portfolio.

There are two other factors which impacted the average balances. First, when the Company is in a liability sensitive position as discussed in the section above titled "Interest Rate Risk," Management has been reluctant to purchase large amounts of longer-term securities beyond the amounts necessary to establish and maintain the Company's maturity ladders. The result is higher average balances of Federal funds sold than would otherwise be the case. Second, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances were higher in the fourth quarter of 1995, the fourth quarter of 1996, and the first quarter of 1997 than is usual.

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

     Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                                 Average        Average
     Quarter Ended             Outstanding       Yield
     -------------             -----------       -----
     December  1995             $  84.1          5.91%
     March     1996               121.0          5.73
     June      1996                55.0          5.43
     September 1996                38.4          5.69
     December  1996                55.3          5.63
     March     1997                69.3          5.57
     June      1997                76.3          5.69

The higher than usual average balance for the first quarter of 1996 was related to a one-time restructuring of the securities portfolios that occurred in 1995 as described in the 1996 annual report.

Other Borrowings, Long-term Debt and Related Interest Expense

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

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by other borrowings over the last seven quarters.

     Table 9--OTHER BORROWINGS

                              Average          Average       Percentage of
     Quarter Ended          Outstanding         Rate       Average Total Assets
     -------------          -----------         ----       --------------------
     December  1995           $38.8             5.37%            3.2%
     March     1996            59.3             4.86             4.9
     June      1996            40.8             4.64             3.5
     September 1996            31.9             4.51             2.7
     December  1996            34.3             4.68             2.8
     March     1997            43.3             4.50             3.2
     June      1997            36.2             4.73             2.5


Long-term debt consists of advances from the Federal Home Loan Bank ("FHLB"). The Bank became a member of the FHLB in fourth quarter of 1996. The Bank borrowed $38 million in December 1996 for the acquisition of leasing assets and $10 million in June 1997 for interest rate management. The debt amortizes at $2.5 to $1.0 million per quarter through the fourth quarter of 2001.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last three quarters.

     Table 10--LONG-TERM DEBT
                              Average          Average       Percentage of
     Quarter Ended          Outstanding         Rate      Average Total Assets
     -------------          -----------         ----      --------------------
     December  1996          $  6.6             6.13%            0.5%
     March     1997            37.6             6.13             2.8
     June      1997            37.2             6.12             2.6


Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last six quarters (in thousands).

     Table 11--TRUST INCOME

            Quarter Ended                Trust Income
            -------------                ------------
            December    1995              $1,978
            March       1996               2,224
            June        1996               2,022
            September   1996               2,050
            December    1996               2,144
            March       1997               2,479
            June        1997               2,377


There is some variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $284,000 of the fees earned in the first quarter of 1997 and $260,000 of the fees earned in the first quarter of 1996. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the fee is established by the court. After adjustment for these seasonal and non-recurring items and increasing price levels in the stock market, trust income has been increasing because of growth in the total number of accounts and dollar balances under management resulting from substantially enhanced marketing efforts.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of all noninterest operating income other than trust fees are shown in Table 12 for the last seven quarters (in thousands).

     Table 12--OTHER INCOME                    Other Service
                            Service Charges       Charges,
                              on Deposit        Commissions     Other
     Quarter Ended             Accounts           & Fees        Income
     -------------             --------           ------        ------
     December  1995              $1,083           $1,219         $194
     March     1996               1,118            2,130          102
     June      1996               1,113            1,340          121
     September 1996               1,144            1,353          121
     December  1996               1,200            1,284          211
     March     1997               1,195            3,453          176
     June      1997               1,373            2,185          161

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

     Table 13--STAFF EXPENSE
                              Salary and        Profit Sharing and
     Quarter Ended         Other Compensation   Other Employee Benefits
     -------------         ------------------   -----------------------
     December   1995             $4,424               $  682
     March      1996              4,939                1,329
     June       1996              4,973                1,379
     September  1996              5,180                1,409
     December   1996              5,614                1,329
     March      1997              5,797                2,096
     June       1997              5,987                1,683

In the fourth quarter of 1996 additional staff was hired to manage the portfolio of leasing assets which were purchased in December. When the purchase of FVB was completed in the second quarter of 1997, additional staff was hired to operate the five new branches. Beyond the addition of staff, there is usually some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1996 and 1997, these averaged 3% and 5% respectively. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid after the end of each year from a bonus pool, the size of which has been set by the Board of Directors based on meeting or exceeding the Company's goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecasts during the third and fourth quarters of 1996 projected net income at an amount more than originally projected. Therefore, additional amounts were accrued in the first quarter of 1997.

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

OTHER OPERATING EXPENSES

Table 14 shows other operating expenses over the last seven quarters (in thousands).

Table 14--OTHER OPERATING EXPENSE
                         Occupancy Expense   Furniture &      Other
       Quarter Ended       Bank Premises      Equipment      Expense
       -------------       -------------      ---------      -------
       December   1995       $ 1,163           $ 673         $ 3,060
       March      1996         1,132             650           3,177
       June       1996         1,124             636           2,922
       September  1996         1,131             623           3,050
       December   1996         1,162             654           3,904
       March      1997         1,137             645           4,418
       June       1997         1,265             872           4,188

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category was impacted in 1995 by the opening of the new offices in Ventura County and in the second quarter of 1997 with the acquisition of new branches from FVB.

 Table 15 shows a detailed comparison for the major expense items in other expense for the six and three-month periods ended June 30 (amounts in thousands).

Table 15--OTHER EXPENSE
                                                   Six-Month Periods            Three-Month Periods
                                                     Ended June 30,                Ended June 30,
                                               ---------------------------   ---------------------------
                                                   1997           1996            1997           1996
                                               ------------   ------------   ------------   ------------
FDIC and State assessments                     $       118    $        38     $       66     $       19
Professional services                                  776            388            389            247
RAL processing and incentive fees                      607            368            (15)           176
Supplies and sundries                                  406            313            223            153
Postage and freight                                    414            323            182            144
Marketing                                              798            586            451            298
Bankcard processing                                    967            811            517            454
Credit bureau                                          293            153             64             41
Telephone and wire expense                             542            384            257            175
Charities and contributions                            193            166             99             83
Software expense                                       691            558            358            284
Operating losses                                       109             (7)            29            (44)
Other                                                2,692          2,013          1,568            892
                                               ------------   ------------   ------------   ------------
  Total                                        $     8,606    $     6,094     $    4,188     $    2,922
                                               ============   ============   ============   ============

Several of the categories above show increases for the second quarter and first six months of 1997 compared to the same period of 1996 because of expenses related to the acquisition of FVB. These categories include marketing expense, professional fees, and training expenses included in "Other." Professional expenses have also been incurred in the second quarter to assist with the planned acquisition of Citizens State Bank.

The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions. The increase in credit bureau expense is almost wholly related to the expanded number of credit checks for the RAL program in 1997 compared to 1996.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. Since the volume of transactions is substantially higher in 1997, the Company had accrued a correspondingly higher amount in the first quarter of 1997. The incentive fees were paid in the second quarter as collectibility was determined, and accordingly, there were adjustments to the accrual in the second quarter of both years.

The amounts in the final line of Table 15 comprise a wide variety of miscellaneous expenses, none of which total more than 1% of revenues.

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

As disclosed in Note 8 to the financial statements, the Company had no OREO resulting from foreclosure as of June 30, 1997 as compared with $1,629,000 at December 31, 1996. With no balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over those next few weeks, and (3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity at not less than 5% of total assets. At the end of June 1997, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing in the next few weeks, term repurchase agreements, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of June 1997, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of June 1997, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

Capital Resources and Company Stock

Table 16 presents a comparison of several important amounts and ratios for the second quarters of 1997 and 1996 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                                         2nd Quarter          2nd Quarter
                                                            1997                 1996            Change
                                                      -----------------   ------------------ --------------
Amounts:
   Net Income                                         $        4,499      $         3,769    $         730
   Average Total Assets                                    1,429,012            1,171,754          257,258
   Average Equity                                            113,515              103,955            9,560
Ratios:
   Equity Capital to Total Assets (period end)                 8.00%                9.13%           (1.13%)
   Annualized Return on Average Assets                         1.26%                1.29%           (0.03%)
   Annualized Return on Average Equity                        15.85%               14.50%            1.35%

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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of June 30, 1997, the Company's risk-based capital ratio was 13.65%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to average asset ratio of at least 4% to 5%. As of June 30, 1997, Tier I capital was 12.40% of average assets.

In January 1997, the Company made a public tender offer to its shareholders to purchase up to 500,000 shares of common stock duly tendered by February 21, 1997. The number of shares tendered on that date were 65,247 or 0.9% of the outstanding shares at December 31, 1996. The Company paid $30.00 per share or approximately $2.0 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; and 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current and anticipated needs.

The Company will continue to repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and also to utilize the accumulation of excess capital generated by the Company's earnings. During the first half of 1997, approximately 67,000 shares were repurchased through the tender offer and other transactions totaling $3.7 million compared with the issuance of approximately 69,000 shares in connection with the exercise of stock options totaling $3.1 million.

Total capital did not change as a result of the purchase of FVB since the transaction was a purchase for cash, not an exchange of shares of the Company for the shares of FVB. However, Tier 1 capital and total risked-based capital were reduced by the $9.8 million of goodwill recognized. In addition, the capital to asset ratios decreased because of the addition of the FVB assets. However, all capital ratios remain in excess of the "well-capitalized" minimums.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. Until 1997, the primary need for funds to be transferred from the Bank to the Bancorp was for the payment of dividends to its shareholders. In the first quarter of 1997, sizable dividends were paid to Bancorp to provide the funds needed for the acquisition of FVB and, as a result, the state limit on dividends was reached. In order to pay dividends beyond the limit, approval must be obtained by the Bank from the California Department of Financial Institutions ("CDFI"). Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

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

The current annual cash dividend rate of $0.92 results in a payout ratio of 36% of earnings for the last twelve months.

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

As a bank holding company, Bancorp is primarily regulated by the Federal Reserve Bank ("FRB"). As a member bank of the Federal Reserve System that is state-chartered, the Bank's primary Federal regulator is the FRB and its state regulator is the CDFI. As a non-bank subsidiary of the Company, Sanbarco is regulated by the FRB. Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

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

While the Company is one of very few financial institutions in the country to operate these programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks such as direct deposits and electronic bill paying. These programs had significant impacts on the Company's activities and results of operations during the first quarters of 1996 and 1997 and to a lesser extent on the second quarters of 1996 and 1997. These impacts are covered in various parts of this discussion. This section is intended to provide a summary of the financial results of the program for the Company for the first halves of 1996 and 1997.

During 1996, the Company made 52,000 RAL loans for a total of $55.8 million and made 97,000 transfers totaling $197.7 million. Gross revenue for RAL and RT activity was $4.2 million for the first half of 1996, with operating expenses of $1.0 million.

In the 1997 filing season, 127,000 loans were made for a total of approximately $223 million and 265,000 transfers totaling $630 million. Interest income recognized for RAL's totaled $7.4 million and fees for RT's totaled $2.8 million. Operating expenses totaled $1.6 million.

There is a higher credit risk associated with RAL's than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers conduct no business with the Company other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

As of June 30, 1997, the Company had charged-off all uncollected RAL's. Total charge-offs net of recoveries were $4.7 million or 2.13% of loans made. Some of the charged-off loans will be collected during the remainder of 1997, and if historical patterns repeat next year, a significant portion will be collected in 1998. Despite the high level of charge-offs, the RAL program generated $4.0 million of pre-tax income in the first half of 1997 compared to $2.4 million in 1996.

Unlike the RAL program, there is no credit risk associated with the RT's because checks are issued only after receipt of the refund payment from the IRS.

Acquisition of Citizens State Bank

In June 1997, the Company entered into a definitive agreement to acquire all of the outstanding shares of Citizens State Bank of Santa Paula ("CSB"), and merge it into Santa Barbara Bank & Trust. The agreement provides for CSB shareholders to receive $1,925.00 in cash for each of the 8,400 Citizens State Bank shares outstanding for a total price of $16.2 million. As of March 31, 1997, CSB had assets of $86.4 million. Subject to regulatory approval and the approval of CSB shareholders, the transaction is anticipated to close at the end of the third quarter of 1997.

CSB has three branch offices in the Santa Clara River Valley of Ventura County, two of which are in Santa Paula and one in Fillmore. All of the existing offices are expected to remain open as offices of Santa Barbara Bank & Trust.

Notes to Management Discussion and Analysis:

1. To obtain information on the performance ratios peers, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1997. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

2. As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.9 million as of June 30, 1997. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1997 would be $18.2 million and the average yield would be 9.23%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section below titled "Securities and Related Interest Income."

3. Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, First Quarter, 1997 for banks with total assets from $1-10 billion.

                                   EXHIBIT 11
                      SANTA BARBARA BANCORP & SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                          For the Three Months Ended June 30,
                                                            1997                        1996
                                                            ----                        ----
                                                  Primary     Fully Diluted    Primary     Fully Diluted
                                                  -------     -------------    -------     -------------

Weighted Average Shares Outstanding              7,587,417      7,587,417     7,637,758     7,637,758

Weighted Average Options Outstanding               698,500        698,500       721,862       721,862
Anti-dilution adjustment (1)                        (4,621)            --        (4,187)       (2,825)

Adjusted Options Outstanding                       693,879        698,500       717,675       719,037
Equivalent Buyback Shares (2)                     (372,690)      (290,458)     (404,187)     (393,499)

Total Equivalent Shares                            321,189        408,042       313,488       325,538
Adjustment for Non-Qualified Tax Benefit (3)      (131,687)      (167,297)     (128,530)     (133,471)

Weighted Average Equivalent Shares Outstanding     189,502        240,745       184,958       192,067

Weighted Average Shares for Computation          7,776,919      7,828,162     7,822,716     7,829,825


Fair Market Value (4)                          $     35.47   $      46.50  $      25.52  $      26.25

Net Income                                     $ 4,499,000   $  4,499,000  $  3,769,000  $  3,769,000

Earnings Per Share                             $      0.58   $       0.57  $       0.48  $       0.48


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


                                                            For the Six Months Ended June 30,
                                                               1997                    1996
                                                               ----                    ----
                                                     Primary     Fully Diluted  Primary  Fully Diluted
                                                     -------     -------------  -------  -------------

Weighted Average Shares Outstanding                 7,586,086     7,586,086    7,645,278   7,645,278

Weighted Average Options Outstanding                  722,692       722,692      709,428     709,428
Anti-dilution adjustment (1)                           (3,583)           --       (3,099)     (1,412)

Adjusted Options Outstanding                          719,109       722,692      706,329     708,016
Equivalent Buyback Shares (2)                        (403,332)     (295,935)    (408,633)   (378,219)

Total Equivalent Shares                               315,777       426,757      297,696     329,797
Adjustment for Non-Qualified Tax Benefit (3)         (129,469)     (174,970)    (122,055)   (135,216)

Weighted Average Equivalent Shares Outstanding        186,308       251,787      175,641     194,581

Weighted Average Shares for Computation             7,772,394     7,837,873    7,820,919   7,839,859


Fair Market Value (4)                            $      32.99   $     46.50  $     24.20 $     26.25

Net Income                                       $ 11,136,000   $11,136,000  $ 7,645,000 $ 7,645,000

Earnings Per Share                               $       1.43   $      1.42  $      0.98 $      0.98


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

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibit Index:

              Exhibit Number      Item Description

                    11             Computation of Per
                                   Share Earnings

                    27             Financial Data Schedule

            (b) One report on Form 8-K was filed during the quarter ended June 30, 1997. The acquisition of 100% of the outstanding capital stock of First Valley Bank, a California state banking corporation headquartered in Lompoc, California was reported on Form 8-K filed with the Commission on April 4, 1997.

                                         SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          SANTA BARBARA BANCORP

DATE:   August 14, 1997
                                          David W. Spainhour
                                          President
                                          Chief Executive Officer



DATE:  August 14, 1997
                                          Donald Lafler
                                          Senior Vice President
                                          Chief Financial Officer