Form 10-Q
period 1997-09-30
SANTA BARBARA BANCORP
filed 1997-11-13
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  Form 10-Q

(Mark One)
 _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

    Yes     X        No

Common Stock - As of November 13, 1997 there were 7,610,091 shares of the issuer's common stock outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)
                      (in thousands except share amounts)
                                                     September 30, 1997   December 31, 1996
                                                     ------------------   -----------------
Assets:
  Cash and due from banks                              $     52,960       $     51,181
  Federal funds sold and securities purchased under
    agreement to resell                                      69,000             70,000
      Cash and cash equivalents                             121,960            121,181
  Securities (Note 5):
    Held-to-maturity                                        229,195            276,359
    Available-for-sale                                      212,837            141,679
  Bankers acceptances                                        68,914             64,732
  Loans, net of allowance of $19,940 at
    September 30, 1997 and $16,572 at
    December 31, 1996 (Note 6)                              783,950            667,595
  Premises and equipment, net (Note 7)                       12,957              6,835
  Accrued interest receivable                                 9,055              8,503
  Other assets (Notes 4 & 8)                                 24,504             14,436
        Total assets                                   $  1,463,372       $  1,301,320

Liabilities:
  Deposits:
    Demand deposits                                    $    203,340       $    178,511
    NOW deposit accounts                                    161,654            143,191
    Money Market deposit accounts                           411,298            438,559
    Savings deposits                                        106,213             88,103
    Time deposits of $100,000 or more                       148,495             95,172
    Other time deposits                                     225,756            169,547
      Total deposits                                      1,256,756          1,113,083
  Securities sold under agreements
    to repurchase and Federal funds purchased                43,433             33,490
  Long-term debt and other borrowings                        41,500             39,000
  Accrued interest payable and other liabilities              5,658              8,154
      Total liabilities                                   1,347,347          1,193,727

Shareholders equity
  Common stock (no par value; $0.67 per share stated value;
    20,000,000 authorized; 7,611,118 outstanding at
    September 30, 1997 and 7,587,800 at December 31, 1996     5,081              5,059
  Surplus                                                    33,566             35,415
  Unrealized gain on securities available for sale              320                  2
  Retained earnings                                          77,058             67,117
      Total shareholders equity                             116,025            107,593
        Total liabilities and shareholders equity      $  1,463,372       $  1,301,320

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                (dollars in thousands except per share amounts)
                                                                   For the Nine-Month      For the Three-Month
                                                                     Periods Ended            Periods Ended
                                                                     September 30,            September 30,
                                                                      1997       1996        1997       1996
                                                                      ----       ----        ----       ----
Interest income:
 Interest and fees on loans                                        $ 59,358   $ 41,989    $ 18,341   $ 13,253
 Interest on securities                                              19,561     19,214       6,583      6,899
 Interest on Federal funds sold and securities
  purchased under agreement to resell                                 3,479      2,345         947        510
 Interest on bankers acceptances                                      3,237      3,018       1,204        550
  Total interest income                                              85,635     66,566      27,075     21,212
Interest expense:
 Interest on deposits                                                28,399     24,536       9,927      8,090
 Interest on securities sold under agreements
  to repurchase and Federal funds purchased                           1,178      1,512         287        349
 Interest on other borrowed funds                                     1,833         41         673         12
  Total interest expense                                             31,410     26,089      10,887      8,451
Net interest income                                                  54,225     40,477      16,188     12,761
Provision for loan losses                                             6,980      4,264         733
 Net interest income after provision for loan losses                 47,245     36,213      15,455     12,761
Other operating income:
 Service charges on deposits                                          3,928      3,395       1,361      1,144
 Trust fees                                                           7,463      6,296       2,599      2,050
 Other service charges, commissions and fees, net                     7,194      4,823       1,601      1,353
 Net gain (loss) on securities transactions                            (416)      (759)         36       (104)
 Other operating income                                                 579        347         240        121
  Total other income                                                 18,748     14,102       5,837      4,564
Other operating expense:
 Salaries and benefits                                               23,598     19,210       8,033      6,589
 Net occupancy expense                                                3,811      3,387       1,409      1,131
 Equipment expense                                                    2,455      1,909         938        623
 Net loss (gain) from operating other real estate                      (136)       189         (47)        99
 Other expense                                                       13,269      9,151       4,671      3,050
  Total other operating expense                                      42,997     33,846      15,004     11,492
Income before income taxes                                           22,996     16,469       6,288      5,833
Applicable income taxes                                               7,581      5,119       2,009      2,128
    Net income                                                     $ 15,415   $ 11,350     $ 4,279    $ 3,705

Earnings per common and common
 equivalent share (Note 2)                                         $   2.03   $   1.48     $  0.56    $  0.48
Fully diluted earnings per share (Note 2)                          $   1.97   $   1.45     $  0.55    $  0.47

     See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                                    For the Nine Months Ended September 30,
                                                                           1997                 1996
                                                                           ----                 ----
Cash flows from operating activities:
 Net Income                                                            $     15,415           $   11,350
 Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation and amortization                                               1,987                1,528
  Provision for loan and lease losses                                         6,980                4,264
  Provision for deferred income taxes                                          (169)              (2,184)
  Net writedown on other real estate owned                                       50                   --
  Net amortization of discounts and premiums for
   securities and bankers' acceptances                                       (3,375)              (1,575)
  Net change in deferred loan origination
   fees and costs                                                                15                  475
  Increase (decrease) in accrued interest receivable                           (552)                 141
  Increase (decrease) in accrued interest payable                                97                 (145)
  Net loss on sales and calls of securities                                     416                  758
  Increase in prepaid expenses                                                 (267)                 (31)
  Increase (decrease) in accrued expenses                                    (1,515)                 960
  Net loss (gain) on sales of OREO                                             (103)                  85
  Decrease in service fee and other
   income receivable                                                            207                  101
  Decrease in income taxes payable                                           (3,557)                (180)
  Other operating activities                                                  1,256                1,991
   Net cash provided by operating activities                                 16,885               17,538
Cash flows from investing activities:
  Proceeds from call or maturity of securities                               68,696               74,013
  Purchase of securities                                                   (188,514)            (257,616)
  Proceeds from sale of securities                                           99,225              121,210
  Proceeds from maturity of bankers acceptances                             128,601              222,654
  Purchase of bankers acceptances                                          (132,494)            (128,274)
  Net increase in loans made to customers                                  (123,458)             (48,070)
  Disposition of property from defaulted loans                                1,654                1,557
  Purchase or investment in premises and equipment                           (8,458)                (476)
  Purchase of investment real estate                                           (598)                  --
  Excess of purchase price over net assets
   for purchase of First Valley Bank                                        (10,037)                  --
   Net cash used in investing activities                                   (165,383)             (15,002)
Cash flows from financing activities:
  Net increase (decrease) in deposits                                       143,673              (21,511)
  Net increase (decrease) in borrowings with
   maturities of 90 days or less                                              9,943              (20,401)
  Net increase in long-term debt and other borrowings                         2,500                   --
  Proceeds from issuance of common stock                                      3,712                1,081
  Payments to retire common stock                                            (5,539)              (3,099)
  Dividends paid                                                             (5,012)              (3,648)
   Net cash provided by (used in) financing activities                      149,277              (47,578)
 Net increase (decrease) in cash and cash equivalents                           779              (45,042)
 Cash and cash equivalents at beginning of period                           121,181              139,746
 Cash and cash equivalents at end of period                            $    121,960           $   94,704

Supplemental disclosure:
 Cash paid for the nine months ended:
  Interest                                                             $     31,313           $   25,944
  Income taxes                                                         $      9,981           $    6,150

     See accompanying notes to consolidated condensed financial statements

                    Santa Barbara Bancorp and Subsidiaries
                  Notes to Consolidated Financial Statements
                              September 30, 1997
                                  (Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Corporation. Material intercompany balances and transactions have been eliminated.

2. Earnings Per Share

Earnings per common and common equivalent shares are based on the weighted average number of shares and common stock equivalents outstanding during each period. Common stock equivalents include the number of shares issuable on the exercise of outstanding options less the number of shares that could have been purchased with the proceeds from the exercise of the options plus any tax benefits based on the average price of common stock during the year. Fully diluted earnings per share are determined in the same manner, except that the assumed purchase of common stock from the proceeds of the options and tax benefits is computed using the period-end price if it is higher than the average for the period.

For the nine and three-month periods ended September 30, 1997 and 1996, the weighted average shares outstanding were as follows:

                             Nine-Month Periods          Three-Month Periods
                            Ended September 30,          Ended September 30,
                              1997        1996             1997         1996
                              ----        ------           ----         ----
      Weighted average
      fully diluted
      shares outstanding   7,842,371   7,830,709        7,843,543   7,815,770

      Weighted average
      primary shares
      outstanding          7,788,035   7,818,811        7,810,991   7,815,594


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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1996 have been reclassified to be consistent with the reporting for 1997.

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

4.    Acquisition

As of the close of business on March 31, 1997, the Company acquired First Valley Bank of Lompoc ("FVB") for $26.1 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired $  16,063
Goodwill                                      10,037
                                           ----------
Purchase consideration                     $  26,100
                                           ==========

The purchased goodwill, included in other assets on the balance sheet as of September 30, 1997, is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.

For purposes of reporting cash flows, the securities, loans, and deposits acquired in this transaction are included within purchases of securities, net increase in loans made to customers, and net increase in deposits, respectively.

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

In 1994 and 1995, the Company reclassified certain U.S. agency securities from "available-for-sale" to "held-to-maturity." As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the securities were transferred at their then fair value which was lower than their amortized cost. This unrealized loss net of tax remains as part of the separate component of capital mentioned above, and is amortized against the interest income for the securities over their respective lives. This amount, approximately $37,000 at September 30, 1997 and $90,000 at December 31, 1996, is the reason that the separate component of capital does not equal the net unrealized losses related to the securities classified as "available-for-sale" times the combined Federal and state tax rate of approximately 42%.

The Bank became a member of the Federal Reserve System in 1995. As a condition of membership, the Bank was required to purchase Federal Reserve Bank stock. The shares purchased are reported as equity securities.

In 1996, the Bank became a member of the Federal Home Loan Bank (FHLB). As of September 30, 1997, the Bank held $6,193,000 in FHLB stock which are reported as equity securities.

Book and market values of securities are as follows:

                                                          Gross        Gross      Estimated
            (in thousands)                 Amortized   Unrealized   Unrealized      Market
                                             Cost         Gains       Losses        Value
                                         -----------------------------------------------------
September 30, 1997
Held-to-maturity:
   U.S. Treasury obligations             $      88,301 $       335 $      (162)  $   88,474
   U.S. agency obligations                      32,390         165        (171)      32,384
   State and municipal securities              108,504      14,962         (66)     123,400
                                         -----------------------------------------------------
      Total held-to-maturity                   229,195      15,462        (399)     244,258
                                         -----------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                   135,082         365          --      135,447
   U.S. agency obligations                       1,000           2          --        1,002
   State and municipal securities                  796          12          --          808
   Collateralized mortgage obligations          63,877         247         (17)      64,107
   Asset backed securities                       4,000           9          --        4,009
   Equity Securities                             7,464          --          --        7,464
                                         -----------------------------------------------------
      Total available-for-sale                 212,219         635         (17)     212,837
                                         -----------------------------------------------------
         Total Securities                $     441,414 $    16,097   $    (416)  $  457,095
                                         =====================================================

December 31, 1996:
Held-to-maturity:
   U.S. Treasury obligations             $     137,988 $       178   $    (680)     137,486
   U.S. agency obligations                      52,268         351        (391)      52,228
   State and municipal securities               86,103      13,613          --       99,716
                                         -----------------------------------------------------
      Total held-to-maturity                   276,359      14,142      (1,071)     289,430
                                         -----------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                   105,482         221         (60)     105,643
   U.S. agency obligations                          --          --          --           --
   Collateralized mortgage obligations          30,551         132        (135)      30,548
   Equity Securities                             5,488          --          --        5,488
                                         -----------------------------------------------------
      Total available-for-sale                 141,521         353        (195)     141,679
                                         -----------------------------------------------------
         Total Securities                $     417,880 $    14,495   $   1,266)  $  431,109
                                         =====================================================

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

(in thousands)                                Held-to-   Available-
                                              Maturity    for-Sale      Total
                                             -----------------------------------
September 30, 1997:
Amortized cost:
    In one year or less                        $  35,858   $  56,473  $  92,331
    After one year through five years            143,039     141,824    284,863
    After five years through ten years            11,464       5,867     17,331
    After ten years                               38,834         591     39,425
    Equity Securities                                 --       7,464      7,464
                                             -----------------------------------
                                               $ 229,195   $ 212,219  $ 441,414
                                             ===================================
Estimated market value:
    In one year or less                        $  44,635   $  72,908  $ 117,543
    After one year through five years            143,041      90,348    233,389
    After five years through ten years            16,312      14,737     31,049
    After ten years                               40,270      27,380     67,650
    Equity Securities                                 --       7,464      7,464
                                              ----------------------------------
                                               $ 244,258   $ 212,837  $ 457,095
                                              ==================================

December 31, 1996:
Amortized cost:
    In one year or less                        $  49,070   $  51,495  $ 100,565
    After one year through five years            185,092      84,538    269,630
    After five years through ten years            14,672          --     14,672
    After ten years                               27,525          --     27,525
    Equity Securities                                 --        5,488     5,488
                                              ----------------------------------
                                               $ 276,359   $  141,521   417,880
                                              ==================================
Estimated market value:
    In one year or less                        $  48,825   $   51,579 $ 100,404
    After one year through five years            184,495       84,612   269,107
    After five years through ten years            19,479           --    19,479
    After ten years                               36,631           --    36,631
    Equity Securities                                 --        5,488     5,488
                                              ----------------------------------
                                               $ 289,430   $  141,679 $ 431,109
                                              ==================================

The book value and estimated market value of debt securities by contractual maturity are shown above. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.

6. Loans

The balances in the various loan categories are as follows:

(in thousands)          September 30, 1997  December 31, 1996
Real estate:
   Residential              $ 225,200         $ 172,846
   Non-residential            226,591           199,203
   Construction                12,806           10,245
Commercial loans              170,003           154,162
Home equity loans              35,659           34,323
Consumer loans                 66,457           43,944
Leases                         57,113           58,526
Municipal tax-exempt
 obligations                    7,822            8,658
Other loans                     2,239            2,260
                            ----------        ---------
   Total loans              $ 803,890         $ 684,167
                            ==========        =========

The loan balances at September 30, 1997 and December 31, 1996, are net of approximately $2,378,000 and $2,362,000, respectively, in net loan fees and origination costs deferred.

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

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if it is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by one of the above methods exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them ($ in thousands) as of September 30, 1997 and December 31, 1996:

                                     September 30, 1997    December 31, 1996
                                     ------------------    -----------------
Loans identified as impaired                $5,688              $5,945
Impaired loans for which a valuation
   allowance has been determined              $730              $4,003
Impaired loans for which no valuation
   allowance was determined necessary       $4,958              $1,942
Amount of valuation allowance                  $88              $1,196

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis. In contrast to the situation at December 31, 1996, few impaired loans required a valuation allowance at September 30, 1997, because most impaired loans at the latter date had collateral in excess of recorded investment.

The following table discloses additional information ($ in thousands) about impaired loans for the nine and three-month periods ended September 30, 1997 and 1996:

                                        Nine-Month Periods   Three-Month Periods
                                        Ended September 30,  Ended September 30,

                                            1997      1996     1997    1996
                                            ----      ----     ----    ----
Average amount of recorded investment
   in impaired loans                       $3,939    $9,035   $3,001  $8,478
Collections of interest from impaired
   loans and recognized as interest income   $201     $249     $173      --

The Company also provides an allowance for losses for: (1) loans that are not impaired and (2) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible are charged-off. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $88,000 is included with the general allowance for loan losses to total the $19.9 million reported on the balance sheet for September 30, 1997, which these notes accompany, and in the statement of changes in the allowance account for the first nine months of 1997 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)                          Refund       All
                                     Anticipation   Other      Total
                                     ------------   -----      -----
Balance, December 31, 1996           $       98 $   16,474 $   16,572
Provision for loan losses                 4,649      2,331      6,980
Loan losses charged against allowance    (5,946)    (2,050)    (7,996)
Loan recoveries added to allowance        1,215      3,169      4,384
                                     ---------------------------------
Balance, September 30, 1997          $       16 $   19,924 $   19,940
                                     =================================

7. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Most of the substantial increase from December 31, 1996 relates to the acquisition of FVB. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $1,987 and $1,617 for the nine-month periods ended September 30, 1997 and 1996, respectively, and $824 and $615 for the three-month periods ended September 30, 1997 and 1996, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                September 30, 1997              December 31, 1996
                        -----------------------------   -------------------------------
                               Accumulated  Net Book            Accumulated   Net Book
                         Cost  Depreciation  Value       Cost   Depreciation   Value
                        -----------------------------   -------------------------------
Land and buildings      $10,173   $  4,012   $ 6,161      $ 5,616   $  3,119   $ 2,497
Leasehold improvements    6,823      5,046     1,777        6,396      4,600     1,796
Furniture and equipment  19,167     14,148     5,019       13,495     10,953     2,542
                        -----------------------------   -------------------------------
    Total               $36,163   $ 23,206   $12,957      $25,507   $ 18,672   $ 6,835
                        =============================   ===============================

8. Other Assets

Property from defaulted loans is included within other assets on the balance sheets. As of September 30, 1997 and December 31, 1996, the Company had $108,000 and $1,629,000, respectively, in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.

Also included in other assets on the balance sheet for September 30, 1997, are goodwill (see Note 4) and deferred tax assets.

9. Acquisition of Citizens State Bank

In June 1997, the Company entered into a definitive agreement whereby it would acquire all of the outstanding shares of Citizens State Bank of Santa Paula ("CSB") and merge it into the Bank. The acquisition was approved by the shareholders of CSB and Federal and State regulators and was consummated after the close of business on September 30, 1997. The transaction will be accounted for as a purchase and accordingly the assets and liabilities of CSB will be included at their fair market value with those of the Bank as of the beginning of the fourth quarter of 1997. There will be no restatement of prior periods to include the assets, liabilities, or results of operation of CSB.

The agreement provided for Citizens State Bank shareholders to receive $1,925.00 in cash for each of the 8,400 Citizens State Bank shares outstanding for a total price of $16.17 million. The purchase price was paid from the liquid assets of the Company, specifically the Federal funds shown on the balance sheet for September 30, 1997.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Summary

Santa Barbara Bancorp (the "Company") posted earnings of $4.28 million for the quarter ended September 30, 1997, up 15% over the same quarter last year. Third quarter earnings continue the trend of the previous eight quarters in which net income has been higher than the same quarter of the prior year. Year-to-date results of $15.4 million exceeded earnings for the comparable period of 1996 by 36%. Per share earnings for the third quarter of 1997 were $0.55 compared to $0.47 earned in the third quarter of 1996.

The increase in net income for the quarter compared to the same quarter of 1996 was due to increases in net interest income and fee income. Compared to the third quarter of 1996, net interest income (the difference between interest income and interest expense) increased by $3.4 million or 27%.

The Company's acquisition of First Valley Bank of Lompoc ("FVB") was completed April 1, 1997 and a portion of the increase in net income for the quarter and year to date compared to the same periods of 1996 was due to this transaction. However, the Company's loans and deposits grew exclusive of the FVB acquisition in the last 12 months, generating additional net interest income. The leasing portfolio purchased from another local financial institution added $57.1 million in loans compared to September 30, 1996. In addition, other loan categories increased $82.8 million in the last 12 months. Deposits increased $107.6 million.

Noninterest income increased by $1.3 million over the same quarter of 1996 due primarily to an increase in trust fees. The Trust & Investment Services Division posted quarterly fee income of $2.6 million, a 27% gain over the $2.1 million recorded in the prior year's third quarter. Other services charges, commissions and fees increased by $248,000 compared to the third quarter of 1996. In addition, the service charges on deposits grew by $217,000 due to the growth in deposits.

Delinquent and nonperforming loans were less at the end of the third quarter of 1997 than a year ago. However, because of the growth in the loan portfolios and some uncertainty regarding the anticipated performance of the new loan portfolios acquired, the Company has provided $733,000 for possible loan losses compared to no provision expense in the third quarter of 1996.

As would be expected with the growth in the Company's average assets in the past year, there has also been an increase in noninterest expenses. These include salary costs, occupancy and marketing, some of which are related to the Company's expansion into new market areas. During the past twelve months the rate of growth of noninterest expenses of 31% was greater than the 23% rate of growth of average assets. However, the operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, decreased from $0.66 for the third quarter of 1996 to $0.65 for the third quarter of 1997. The decrease reflects a faster rate of growth of revenues as compared to expenses in these two periods. Included in the third quarter of 1997 were some non-recurring expenses relating to the conversion and integration of FVB branches into Santa Barbara Bank & Trust and the acquisition of CSB. The Company recognized approximately $10.0 million in goodwill in the FVB acquisition. This will be amortized over a period of 15 years. Amortization expense in the third quarter was approximately $187,000.


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

Forward-looking Information

The matters discussed in this analysis include historical information and forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors, including factors beyond the Company's control, could cause actual results to differ materially from those in the forward-looking statements. Such factors include risks associated with changes in interest rates, underestimation of credit losses in the refund anticipation loan ("RAL") and other loan programs, increased competition from other major financial institutions as well as other risks identified in this discussion.


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

Chart 1--GROWTH IN AVERAGE ASSETS AND DEPOSITS

$1,450
                                                               AAAAAAA
$1,400                                                       AA
                                                            AA
$1,350                                                    AA
                                                         AA
$1,300                                                  AA
                                                       AA
$1,250                                                AA
                                                     AA        DDDDDDD
$1,200                                AAA          AA       DDD
                                   AAA   AAAAA    AA       DD
$1,150                           AA           AAAA        DD
                               AA                       DD
$1,100                      AAA                         DD
                          AA                           DD
$1,050       AAAAAAA     AA                       DDDDD
                    AAAAA             DDDDDDDDDDDD
$1,000                           DDDDD
                              DDD
  $950                      DD
             DDDDDDDDDD  DDD
  $900                 DD

  $850

  $800

            4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd
            '94  '95  '95  '95  '95  '96  '96  '96  '96  '97  `97  '97

                 A = Assets    D = Deposits

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

The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors such as the RAL program--which primarily affects the first quarters of each year--and cash outflow for tax payments which impacts the second quarters. The increase in average assets and deposits between the first and second quarters of 1997 do not follow the usual pattern because of the addition of approximately $125 million in assets and $108 million in deposits through the acquisition of FVB. Without the acquired assets and liabilities, the averages for the second and third quarters of 1997 would have been slightly less than those for the first quarter.

The third and fourth quarters generally show growth over the earlier quarters. In the third quarter of 1997, growth occurred later in the quarter for both assets and deposits. Although the average balances from the second to third quarter remained flat, assets at September 30 grew by $35 million and deposits by $24 million over their respective balances at June 30. In 1996, the usual seasonal increase in deposits also did not begin until late in the third quarter. While the average for the third quarter is lower than that for the second quarter, the period-end deposits were higher than at either of the two prior quarters and continued to increase subsequent to September 30. Continued consolidation in the financial services industry, acquisition of the leasing portfolio, FVB and the three Ventura County offices opened in 1995 have contributed to the longer trend growth in both deposits and assets.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 96% of its assets during the first nine months of 1997. This compares with an average of 86% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are non-earning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $135 million more assets earning interest during the first nine months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property, but on balance Management believes that these steps give the Company an earnings advantage.

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

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the margin as interest rates change. Because the Company earns interest income on 95% of its assets and pays interest expense on the majority of its liabilities, these adverse effects could be material if not managed properly. A primary economic risk is "market risk." The market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and interest rates subsequently rise, the security is worth less than a comparable security issued after the rise in rates. This is because it pays less interest than the newly issued security. If the security is sold, the Company would have to recognize a loss. The opposite is true when interest rates decline. The market value of the older security would be higher than that of a newly issued comparable security because the holder of the older security would be earning interest at a higher rate than the current market. The same principle applies to fixed rate certificates of deposit and other liabilities. They represent a less costly obligation relative to the current market when interest rates rise because their rate would be less than the new higher rate and a more costly obligation when interest rates decline because their rate would be more than the new lower rate. However, because most fixed-rate interest-bearing liabilities have a shorter maturity than fixed-rate interest-earning assets, there is less fluctuation in the market value of liabilities from changes in interest rates. Therefore, the exposure to loss from market risk is primarily from rising interest rates.

This exposure to market risk is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed for their term when the funds are lent or the security purchased) and by keeping maturities short. The Company underwrites the largest proportion of its loans with variable interest rates. While most of the Company's securities are fixed-rate, it has generally maintained the taxable portion of its securities portfolios heavily weighted towards securities with maturities of less than three years. However, these methods of avoiding market risk must be balanced against the consideration that shorter term securities generally earn less interest income than longer term instruments. Therefore, the Company makes some fixed rate loans and purchases some longer-term securities. If it were to make only variable loans and only purchase securities with very short maturities, its net interest margin would be significantly less.

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

Many of the categories of assets and liabilities on the balance sheet do not have specific maturities. For the purposes of this table, the Company assigns these pools of funds to a likely repricing period. However, the assumptions underlying the assignment of the various classes of non-term assets and liabilities are somewhat arbitrary in that the timing of the repricing is often a function of competitive influences. For example, if other financial institutions are increasing the rates offered depositors, the Company may have no choice but to reprice sooner than it assumed in order to maintain market share.

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of September 30, 1997, the gap for this first period is a negative 2.11%, well within the target range and effectively a matched position. At the end of the fourth quarter of 1996, the gap was a negative 4.52% of assets.

There is a large block of savings and transaction deposit accounts which the Company has assigned to the third time period because it assumes that is the earliest that they might be repriced. Because they are offset by few assets repricing in the same period, there is a relatively large negative gap for this third period, "After six months but within one year." This gap for the third period causes the cumulative gap to be a negative 16.76% for the first three periods. However, this is still well within the Company's policy limit of plus or minus 25%. The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches

Table 1--INTEREST RATE SENSITIVITY

                                                   After three  After six  After one          Non-interest
As of September 30, 1997                  Within     months      months    year but   After    bearing or
(in thousands)                            three    but within  but within   within     Five  non-repricing
                                          months      six       one year     five     years      items          Total
                                       -------------------------------------------------------------------------------
Assets:
Loans                                  $  337,060 $  112,878 $   76,498  $ 241,458 $  27,558 $   (9,107) $     786,345
Cash and due from banks                        --         --         --         --        --     52,960         52,960
Money market investments                  111,088     26,238         --         --        --         --        137,326
Securities                                 56,670     25,022     42,397    229,245    80,616      8,082        442,032
Other assets                                   --         --         --         --        --     39,245         39,245
                                       ----------------------------------------------------------------   ------------
Total assets                              504,818    164,138    118,895    470,703   108,174     91,180  $   1,457,908
                                       ----------------------------------------------------------------   ============

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased               43,433         --         --         --        --         --         43,433
  Other borrowings                          3,500      2,500      5,000     30,500        --         --         41,500
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                  372,008         --    307,143         --        --         --        679,151
  Time deposits                           115,699     86,953     95,066     75,940       608         --        374,266
Demand deposits                                --         --         --         --        --    202,752        202,752
Other liabilities                             900         --         --         --        --      3,734          4,634
Shareholders' equity                           --         --         --         --        --    112,172        112,172

                                       -------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                    535,540     89,453    407,209    106,440       608    318,658  $   1,457,908
                                       ---------------------------------------------------------------- ==============
Interest rate-
  sensitivity gap                      $  (30,722) $  74,685 $ (288,314) $ 364,263 $ 107,566 $ (227,478)
                                       ================================================================
Gap as a percentage of
  total assets                             (2.11%)     5.12%    (19.78%)    24.99%     7.38%    (15.60%)
Cumulative interest
  rate-sensitivity gap                 $  (30,722) $  43,963 $ (244,351) $ 119,912 $ 227,478
Cumulative gap as a
  percentage of total assets               (2.11%)     3.02%    (16.76%)     8.22%    15.60%

Note: Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as noninterest bearing or non-repricing items. Money market investments include Federal funds sold, securities purchased under agreements to resell, and bankers' acceptances

The third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of the gap report, the interest rate payable on the liability may rise one percent in response to rising market rates while the interest rate received on the asset increases only one-half percent. While evenly matched in the gap report, the Company would suffer a decrease in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Gap reports can show mismatches in the maturities and repricing opportunities of assets and liabilities, but have limited usefulness in measuring or managing market risk and basis risk. The Company uses interest rate modeling to measure these risks. This modeling applies hypothetical changes in interest rates to determine the impacts on net interest income and net economic value. Net economic value or market value of portfolio equity is defined as the difference between the market value of financial assets and financial liabilities. The hypothetical changes include scenarios that involve immediate, parallel shocks as well as gradual interest rate changes. The changes are in both directions. The latest results of this modeling show that the Company's net interest income "at risk" from an increase or decrease in rates is within the Company's policy and less vulnerable than at the end of December 1996 because of certain interest rate risk management actions taken during the first half of 1997. These actions, which also resulted in the evenly matched gap for the first period, included holding larger balances in short-term money market investments like Federal funds sold and bankers' acceptances, the purchase of an interest rate hedge as described in the section titled "Hedges, Derivatives, and Other Disclosures," setting targets for administered rate deposits that are less sensitive to changes in market rates, the sale of certain fixed-rate investment securities, the purchase of some floating rate investment securities, and the borrowing of additional amounts from the Federal Home Loan Bank at fixed rates.

The primary risk the Company has from falling rates is that the relatively low rates currently paid on administered rate accounts would limit reductions to match money market declines for assets.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. This orderly growth has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB acquisition, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last seven quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the third quarter of 1997 have increased $219.1 million or 21.6% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1996:                                    1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                       -----------------  ----------------   -----------------   -------------------
NOW/MMDA                               $    555.8  3.35%  $   540.2  3.20%   $    521.1  3.13%   $    554.8    3.12%
Savings                                      94.0  2.37        92.9  2.40          93.9  2.41          93.2    2.41
Time deposits 100+                           65.8  5.32        71.2  5.31          78.3  5.21          82.9    5.18
Other time deposits                         163.2  5.67       166.3  5.58         170.9  5.58         176.2    5.57
                                       ----------         ---------          ----------          -----------
  Total interest-bearing
      deposits                              878.8  3.82       870.6  3.74         864.2  3.72         907.1    3.71
Noninterest-bearing                         154.4             150.8               151.5               158.7
                                       ----------         ---------          ----------          ----------
  Total deposits                       $  1,033.2        $  1,021.4          $  1,015.7          $  1,065.8
                                       ==========         =========          ==========          ==========

1997:
NOW/MMDA                               $    577.3  3.19% $    585.8  3.05%   $    566.4  2.98%
Savings                                      90.3  2.33       111.4  2.19         105.6  2.32
Time deposits 100+                           84.7  5.16       112.1  5.33         124.0  5.35
Other time deposits                         186.2  5.55       225.9  5.75         239.9  5.75
                                       ----------         ---------          ----------
  Total interest-bearing
      deposits                              938.5  3.75     1,035.2  3.79       1,035.9  3.80
Noninterest-bearing                         199.9             191.5               198.9
                                       ----------         ---------          ----------
  Total deposits                       $  1,138.4        $  1,226.7         $   1,234.8
                                       ==========         =========          ==========

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

The average balances for noninterest bearing demand deposits during the first quarters of 1996 and 1997 were impacted by outstanding checks from the RAL and RT programs discussed below in "Refund Loan and Transfer Programs." Approximately $12.3 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1996 and $41.6 million in the first quarter of 1997 relate to these programs. There was relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, while the California economy has been improving, loan demand has not been so great that the Company would encourage, through premium rates, large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned less than 6% during 1996 and the first nine months of 1997, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's because their terms tend to be relatively longer than other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.


Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields2 over the last eight quarters (dollars in millions),

Table 3--LOAN BALANCES AND YIELDS
                             EOP           Average        Interest     Average
Quarter Ended             Outstanding     Outstanding     and Fees      Yield
--------------------      -----------     -----------     --------     -------
December        1995        $558.8          $543.8          $12.6       9.32%
March           1996         556.4           565.8           15.5      11.07
June            1996         581.2           568.4           13.2       9.36
September       1996         604.1           585.8           13.3       9.07
December        1996         684.2           634.4           14.9       9.35
March           1997         719.9           723.0           22.9      12.75
June            1997         788.8           789.0           18.3       9.21
September       1997         803.9           790.7           18.3       9.26



The end-of-period loan balance as of September 30, 1997 has increased by $119.7 million compared to December 31, 1996, and by $199.8 million compared to September 30, 1996. Residential real estate loans increased $52.4 million, nonresidential real estate loans increased $27.4 million, commercial loans increased $15.8 million and consumer loans, including home equity loans, increased by $23.8 million from December 31, 1996. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

The increase in the balance between the third and fourth quarters of 1996 is due to the purchase of $56 million in lease contracts from another financial institution. These are accounted for as loans. A portion of the increase in the June 1997 balance compared to the March balance relates to the acquisition of FVB.

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

The rates on most commercial and construction loans vary with an external index like the national prime rate or the one year constant maturity treasury ("CMT"), or are set by reference to the Company's base lending rate. The base lending rate is established by the Company by reference to the national prime rate adjusting for local lending and deposit price conditions. The loans that are tied to prime or to the Company's base lending rate adjust immediately to a change in those rates while the loans tied to CMT usually adjust every year.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                         September 30,      December 31,
                                           1997              1996
                                           ----              ----
Standby letters of credit               $ 17,707          $  9,202
Loan commitments                          79,881            26,083
Undisbursed loans                         29,360            15,588
Unused consumer credit lines              58,938            54,904
Unused other credit lines                123,731            82,837

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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the third quarter of 1997, and at the end of the last four quarters (in thousands). Also shown for both the Company and its peers3 are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). Total nonperforming assets have decreased by $2.5 million at September 30, 1997 compared to September 30, 1996. Although there is some variation quarter to quarter, there has been an overall trend of lower balances as problem loans have been brought current, collected, or charged-off and as foreclosed collateral has been disposed of aggressively. Noncurrent loans have declined as a percentage of total loans to 1.07% at September 30, 1997 from 1.60% at September 30, 1996.

Table 4--ASSET QUALITY

                          September 30,       June 30,          March 31,      December 31,     September 30,
                              1997              1997              1997             1996             1996
                          -------------    -------------     -------------     -------------    -------------
COMPANY:
Loans
  delinquent
  90 days
  or more                 $         480    $       2,565      $       683      $       1,420    $       1,109
Nonaccrual
  loans                           8,143            6,270            5,967              7,027            8,578
                          -------------    -------------     -------------     -------------    ------------
Total non-
  current loans                   8,623            8,835            6,650              8,447            9,687
Foreclosed
  real estate                       108                0              325              1,629            1,583
                          -------------    -------------     -------------     -------------    -------------
Total nonper-
  forming assets          $       8,731    $       8,835      $     6,975      $      10,076    $      11,270
                          =============    =============     =============     =============    =============

Allowance for
  loan loss               $      19,940    $      19,174      $    23,057      $      16,572    $      15,894
                          =============    =============     =============     =============    =============

COMPANY:
Coverage ratio
  of allowance for
  loan losses to
  total loans                     2.48%             2.43%            3.20%             2.42%            2.63%
Coverage ratio
  of allowance for
  loan losses to
  noncurrent
  loans                            231%              217%             347%              196%             163%
Ratio of non-
  current loans to
  total loans                     1.07%             1.12%            0.92%             1.23%            1.60%
Ratio of non-
  performing assets
  to average
  total assets                    0.60%             0.62%            0.52%             0.77%            0.96%

FDIC PEER GROUP:
Coverage ratio
  of allowance for
  loan losses to
  total loans                      n/a              2.12%            2.00%             1.99%            2.09%
Coverage ratio
  of allowance for
  loan losses to
  noncurrent
  loans                            n/a               190%             179%              167%             176%
Ratio of non-
  current loans to
  total loans                      n/a              1.12%            1.12%             1.19%            1.19%
Ratio of non-
  performing assets
  to average
  total assets                     n/a              0.82%            0.83%             0.88%            0.89%


The September 30, 1997 balance of noncurrent loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent.

The primary reason for the larger allowance for loan loss at March 31 as shown in Table 4 was the need to provide for loan losses in the RAL program. The reported allowance for the Company as of March 31, 1997 included $4.5 million in allowance that had been provided for RAL's. While most of the loans are made in the first quarter, the Company does not know how many loans will have to be charged-off until the second quarter. Based on payment patterns available at the end of the first quarter, the Company estimated that it would need to charge-off approximately $4.5 million. During the second quarter, the Company found that it would need to charge-off additional loans, and $941,000 was charged against income in the second quarter, specifically for RAL's. The RAL charge-offs at the end of the second quarter against the portion of the allowance specifically allocated for RAL losses reduced the allowance from the March 31 balance. However, the allowance at the end of the second and third quarters of 1997 was still higher than the balance at December 31, 1996. There are several reasons for this increase. Among these are the Company's significant expansion of its portfolio of indirect automobile loans, the acquisition of leasing assets and the growth in the loan portfolio from the acquisition of the FVB. These are new areas of activity or new market areas for the Company, and until repayment patterns become more determinable over the next several years, there is a higher degree of uncertainty regarding the amount of losses inherent in the portfolios though not yet identified. In addition, nonperforming asset ratios move in cycles relative to the economy and while the current trend has been very favorable, Management takes into consideration the cyclical nature of these assets when analyzing the adequacy of loan loss reserves. These risk elements led the Company to take provision expense in the three-month and nine-month periods of 1997. Based on these factors and its review of the loan portfolio, Management considers the current amount of the allowance adequate.

Management identifies and monitors other loans which are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for September 30, 1997 (amounts in thousands). At September 30, 1997 there were no outstanding RAL balances because as of June 30, 1997 all RAL loans made in 1997 and still outstanding were charged off.

Table 5--NONCURRENT AND POTENTIAL PROBLEM LOANS
                                                       Potential Problem
                                     Noncurrent        Loans Other Than
                                        Loans             Noncurrent
                                        -----             ----------
Loans secured by real estate:
    Construction and
         land development              $  220              $   --
    Agricultural                          751                 486
    Home equity lines                     335                 132
    1-4 family mortgage                 1,446               1,898
    Multi-family                           --                  --
    Non-residential, non-farm           4,020               4,335
Commercial and industrial               1,371                 927
Leases                                    297                  --
Other consumer loans                      183                 230
                                       ------              ------
                      Total            $8,623              $8,008
                                       ======              ======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 1997 (amounts in thousands).

      Doubtful            $407
      Substandard       $1,536
      Special Mention       --

The total of the above numbers is less than the total allowance because most of the allowance is allocated based on historical trends to loans which are not currently regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.


Securities and Related Interest Income

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes practically all of the tax-exempt municipal securities and some of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury securities, collateralized mortgage obligations and asset-backed securities. The Company specifies the portfolio into which each security will be classified at the time of purchase, but can transfer securities between the Liquidity and Discretionary Portfolios at its option.

Securities purchased for the Earnings Portfolio will not be sold for liquidity purposes or because of interest rate changes. They could be sold if concerns arise about the ability of the issuer to repay them or if tax laws change in such a way that any tax-exempt characteristics are reduced or eliminated, or if sale is necessary to maintain the Company's interest rate risk position in the event of a major business combination or disposition. As permitted for this last purpose, in conjunction with the acquisition of FVB, the Company sold $30 million of long-term Treasury Notes from its Earnings Portfolio. This action was undertaken as one component of a plan of action to manage the interest rate risk being assumed by the purchase of First Valley Bank. The Company also sold some long-term securities it had classified as available for sale and sold some of the longer term securities acquired from FVB.

Federal banking regulations require that all fixed-rate collateralized mortgage obligations ("CMO's") held by financial institutions be low volatility investments. A CMO must pass three "stress tests" to be considered a low volatility investment: an average life test, an average life sensitivity test, and a price sensitivity test. Each of the CMO's held by the Company passed the tests at the time of purchase and, as of September 30, 1997, all passed the tests. All of the CMO's are held in the Discretionary Portfolio.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1996                          1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                ---------------  ---------------  ---------------  ---------------
    U.S. Treasury               $ 194.6   5.56%  $ 260.6   5.80%  $ 267.1   5.86%  $ 244.4   5.94%
    U.S. agency                    79.7   5.65      62.9   5.84      56.7   5.92      52.2   6.34
    Collateralized
     Mortgage Obligations          13.2   5.47      24.7   6.03      29.6   6.06      30.0   6.07
    Tax-Exempt                     82.8  12.15      83.0  12.08      85.1  12.53      86.4  12.35
                                -------          -------          -------          -------
      Total                     $ 370.3   7.04%  $ 431.2   7.03%  $ 438.5   7.17%  $ 413.0   7.33%
                                =======          =======          =======          =======


    1997

    U.S. Treasury               $ 240.0   5.95   $ 201.5   5.95%  $ 196.7   5.93%
    U.S. agency                    48.2   6.36      40.0   5.56      37.4   5.84
    Collateralized
     Mortgage Obligations          33.0   6.03      56.4   6.18      64.4   6.37
    Tax-Exempt                     86.3  12.60     101.0  11.77     108.2  11.67
    Equity Securities               6.2   5.96       7.2   5.70       7.4   5.76
                                -------          -------          -------
      Total                     $ 413.7   7.39%  $ 406.1   7.34%  $ 414.1   7.47%
                                =======          =======          =======

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

The average balances of securities declined from the third quarter to the fourth quarter of 1996 as the Company built liquidity for the purchase of a leasing portfolio and FVB; purchases of securities slowed and funds were directed at attractive rates to bankers' acceptances and Federal funds sold.

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates while rates fluctuated some in 1997. The first table in Note 5 to the financial statements shows the impact of a slight decline in interest rates that has occurred during 1997. At the end of the third quarter in 1997, the market value of the U.S. Treasury and agency securities classified as held-to-maturity exceeds the amortized cost or "book value" by $167,000 compared to an unrealized loss of $542,000 at December 31, 1996. The market value of the municipal securities held-to-maturity increased in market value to $14,896,000 greater than "book value" at September 30, 1997 from $13,613,000 at December 31, 1996.

Hedges, Derivatives, and Other Disclosures


The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into an interest rate "Cap Corridor" contract in January 1997 at a cost of approximately $90,000 to protect net interest income should rates rise rapidly. The notional amount of the contract is $50 million and the covered period is for fifteen months beginning July 1, 1997. The contract pays the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%. The transaction was entered into to reduce the risk of rising interest rates, specifically to off-set or hedge the increased interest expense on some of the Company's money market deposit accounts that would occur if interest rates rise. Because there was less expectation at September 30 than in January that interest rates would rise, the market value of the contract declined to approximately $2,000.

Federal Funds Sold and Securities Purchased under Agreements to Resell

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreement to resell ("repurchase agreements"). These repurchase agreements are investments which are collateralized by high quality securities of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. Excess cash expected to be available for longer periods up to six months is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold and repurchase agreements purchased during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Though they are not securities, the Company includes Federal funds sold, repurchase agreements and bankers' acceptances in its liquidity planning as if they were components of the Liquidity Portfolio discussed above in "Securities and Related Interest Income."

Table 7 illustrates the average balance of funds sold and repurchase agreement position of the Company and the average yields over the last eight quarters (dollars in millions).

     Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                 Average        Average
     Quarter Ended             Outstanding       Yield
     -------------            ---------------    -----
     December  1995               $81.8          5.79%
     March     1996                81.8          5.39
     June      1996                56.9          5.23
     September 1996                37.9          5.35
     December  1996                58.3          5.34
     March     1997                94.6          5.30
     June      1997                92.2          5.64
     September 1997                67.0          5.61


The average balance sold into the market in the first quarters of 1997 and 1996 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, liquidity was increased in anticipation of the financing requirements relating to the purchase of FVB. The average balance in the fourth quarter of 1996 reflects the build-up of liquidity utilized to purchase the $59 million leasing portfolio.

There are two other factors which impacted the average balances. First, when the Company is in a liability sensitive position as discussed in the section above titled "Interest Rate Risk," Management is reluctant to purchase large amounts of longer-term securities beyond the amounts necessary to establish and maintain the Company's maturity ladders because that action would increase the mismatch risk. The result is higher average balances of Federal funds sold than would otherwise be the case. Second, the Company's Trust Division deposits customers' funds with the Bank before purchasing other investments. These balances were higher in the fourth quarter of 1995, the fourth quarter of 1996, and the first quarter of 1997 than is usual.

Bankers' Acceptances

Bankers' acceptances are notes owed by a purchaser of merchandise to a vendor. The notes have been "accepted" or guaranteed by the purchaser's bank and sold into the financial markets. The Company has used bankers' acceptances as an alternative to short-term U.S. Treasury securities when sufficient Treasury securities are already held to meet the pledging requirements of certain trust and public deposits and when the rates available are sufficiently higher than the rates available on comparable U.S. Treasury obligations. With their relatively short maturities, bankers' acceptances are an effective instrument for managing the timing of near-term cash flows. Acceptances of only the highest quality institutions are utilized. Table 8 discloses the average balances and yields of bankers' acceptances for the last eight quarters (dollars in millions).

     Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                                 Average        Average
     Quarter Ended             Outstanding       Yield
     -------------            -------------     -------
     December  1995             $  84.1          5.91%
     March     1996               121.0          5.73
     June      1996                55.0          5.43
     September 1996                38.4          5.69
     December  1996                55.3          5.63
     March     1997                69.3          5.57
     June      1997                76.3          5.69
     September 1997                82.0          5.83

The higher than usual average balance for the first quarter of 1996 was related to a one-time restructuring of the securities portfolios that occurred in 1995 as described in the 1996 annual report.

Other Borrowings, Long-term Debt and Related Interest Expense

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased (usually only from other local financial institutions as an accommodation to them), Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Because the average total of other borrowings represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 9 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by other borrowings over the last eight quarters.

     Table 9--OTHER BORROWINGS
                              Average          Average     Percentage of
     Quarter Ended          Outstanding         Rate     Average Total Assets
     -------------         -------------     ----------  --------------------
     December  1995           $38.8             5.37%            3.2%
     March     1996            59.3             4.86             4.9
     June      1996            40.8             4.64             3.5
     September 1996            31.9             4.51             2.7
     December  1996            34.3             4.68             2.8
     March     1997            43.3             4.50             3.2
     June      1997            36.2             4.73             2.5
     September 1997            24.1             4.97             1.7


Long-term debt consists of advances from the Federal Home Loan Bank ("FHLB"). The Bank became a member of the FHLB in fourth quarter of 1996. The Bank borrowed $38 million in December 1996 for the acquisition of leasing assets and $10 million in September 1997 for interest rate management. The advances were structured to amortize at $2.5 million declining to $1.0 million per quarter through the fourth quarter of 2001.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last four quarters.

     Table 10--LONG-TERM DEBT
                              Average          Average        Percentage of
     Quarter Ended          Outstanding         Rate      Average Total Assets
     -------------          -----------         ----      --------------------
     December  1996          $  6.6             6.13%            0.5%
     March     1997            37.6             6.13             2.8
     June      1997            37.2             6.12             2.6
     September 1997            42.6             6.20             3.0


Other Operating Income

Trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last eight quarters (in thousands).

     Table 11--TRUST INCOME

            Quarter Ended                Trust Income
            -------------                ------------
            December    1995              $1,978
            March       1996               2,224
            June        1996               2,022
            September   1996               2,050
            December    1996               2,144
            March       1997               2,479
            June        1997               2,377
            September   1997               2,599


There is some variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $284,000 of the fees earned in the first quarter of 1997 and $260,000 of the fees earned in the first quarter of 1996. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court. After adjustment for these seasonal and non-recurring items and increasing price levels in the stock market, trust income has been increasing because of growth in the total number of accounts and dollar balances under management resulting from substantially enhanced marketing efforts.

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

     Table 12--OTHER INCOME                     Other Service
                            Service Charges       Charges,
                              on Deposit        Commissions        Other
     Quarter Ended             Accounts           & Fees           Income
     --------------        ---------------     ------------       -------
     December  1995              $1,083              $1,219         $194
     March     1996               1,118               2,130          102
     June      1996               1,113               1,340          121
     September 1996               1,144               1,353          121
     December  1996               1,200               1,284          211
     March     1997               1,195               3,453          176
     June      1997               1,373               2,185          161
     September 1997               1,361               1,601          240

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

     Table 13--STAFF EXPENSE
                              Salary and        Profit Sharing and
     Quarter Ended         Other Compensation   Other Employee Benefits
     -------------         ------------------   -----------------------
     December   1995             $4,424               $  682
     March      1996              4,939                1,329
     June       1996              4,973                1,379
     September  1996              5,180                1,409
     December   1996              5,614                1,329
     March      1997              5,797                2,096
     June       1997              5,987                1,683
     September  1997              6,431                1,602

In the fourth quarter of 1996 additional staff was hired to manage the portfolio of leasing assets which were purchased in December. When the purchase of FVB was completed in the second quarter of 1997, additional staff was hired to operate the five new branches. Staff expense increased in the third quarter of 1997 in preparation of branch openings and in support areas to handle growth in the volume of transactions. Beyond the addition of staff, there is usually some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1996 and 1997, these averaged 3% and 5% respectively. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid after the end of each year from a bonus pool, the size of which is set by the Board of Directors based on meeting or exceeding the Company's goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. Management's revised forecasts during the third and fourth quarters of 1996 projected net income at an amount more than originally projected. Therefore, additional amounts were accrued in the first quarter of 1997.

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

Payroll taxes also introduce a seasonality to this expense category. While bonus expense is accrued as salary expense during the year to which it relates, the Company is not liable for the payroll taxes until the bonuses are paid in the first quarter of the following year. Therefore, the payroll taxes related to bonuses are expensed in the first quarter. As discussed above in "Loans and Related Interest Income," the accounting standard relating to loan fees and origination costs requires that salary expenditures related to originating loans not be immediately recognized as expenses, but instead be deferred and then amortized over the life of the loan as a reduction of interest income for the loan portfolio. Therefore, compensation actually paid to employees, upon which payroll tax and workers' compensation insurance amounts are based, is higher in each of the periods shown above by an amount ranging from $125,000 to $275,000, depending on the number of loans originated during that quarter. Moreover, payroll tax expense is normally lower in the fourth quarter of each year because the salaries of the higher paid employees have passed the payroll tax ceilings by the fourth quarter. These factors cause some lack of correlation between the payroll taxes and salary figures recognized in each quarter.


OTHER OPERATING EXPENSES

Table 14 shows other operating expenses over the last eight quarters (in thousands).

Table 14--OTHER OPERATING EXPENSE
                           Occupancy Expense   Furniture &       Other
       Quarter Ended         Bank Premises      Equipment       Expense
       -------------         -------------      ---------       -------
       December   1995          $1,163            $673          $3,060
       March      1996           1,132             650           3,177
       June       1996           1,124             636           2,922
       September  1996           1,131             623           3,050
       December   1996           1,162             654           3,904
       March      1997           1,137             645           4,418
       June       1997           1,265             872           4,188
       September  1997           1,409             938           4,671

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category has been impacted by the opening of the new offices in Ventura County and in the second quarter of 1997 with the acquisition of new branches with the FVB purchase.

 Table 15 shows a detailed comparison for the major expense items in other expense for the nine and three-month periods ended September 30 (amounts in thousands).

Table 15--OTHER EXPENSE
                                        Nine-Month Periods           Three-Month Periods
                                       Ended September 30,           Ended September 30,
                                    ---------------------------   ---------------------------
                                        1997           1996            1997           1996
                                    ------------   ------------   ------------   ------------
FDIC and State assessments          $       178    $        59     $       62     $       21
Professional services                     1,498            677            723            238
RAL processing and incentive fees           528            369            (78)             1
Supplies and sundries                       641            464            236            147
Postage and freight                         586            488            172            165
Marketing                                 1,307          1,036            509            450
Bankcard processing                       1,532          1,306            565            495
Credit bureau                               335            175             42             22
Telephone and wire expense                  861            560            318            176
Charities and contributions                 288            167             95             89
Software expense                          1,035            825            344            267
Operating losses                            195             20            107             27
Other                                     4,285          3,005          1,576            952
                                    ------------   ------------   ------------   ------------
  Total                             $    13,269    $     9,151     $    4,671     $    3,050
                                    ============   ============   ============   ============



Several of the categories above show increases for the third quarter and first nine months of 1997 compared to the same period of 1996 because of expenses related to the acquisition of FVB and the planned acquisition of Citizens State Bank. These categories include marketing expense, professional fees, and training expenses included in "Other."

The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions. The increase in credit bureau expense is almost wholly related to the expanded number of credit checks for the RAL program in 1997 compared to 1996.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. Since the volume of transactions is substantially higher in 1997, the Company had accrued a correspondingly higher amount in the first quarter of 1997. The incentive fees were paid in the second quarter as collectibility was determined, and accordingly, there were adjustments to the accrual in the second quarter of both years. There was a final adjustment to the accrual in the third quarter of 1997.

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

As disclosed in Note 8 to the financial statements, the Company had $108,000 OREO resulting from foreclosure as of September 30, 1997 as compared with $1,629,000 at December 31, 1996. With a low balance of OREO being held, Management anticipates that OREO operating expense will continue to be relatively low. However, the Company has liens on properties which are collateral for (1) loans which are in non-accrual status, or (2) loans that are currently performing but about which there is some question that the borrower will be able to continue to service the debt according to the terms of the note. These conditions may necessitate additional foreclosures during the next several quarters, with a corresponding increase in this expense.

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

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few months to meet cash obligations over that time period, and
(3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity at not less than 5% of total assets. At the end of September 1997, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing in the next few weeks, term repurchase agreements, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of September 1997, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of September 1997, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

Capital Resources and Company Stock

Table 16 presents a comparison of several important amounts and ratios for the third quarters of 1997 and 1996 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                                 3rd Quarter   3rd Quarter
                                                     1997          1996        Change
                                                 -----------   -----------   ----------
Amounts:
   Net Income                                    $    4,279    $    3,705    $    574
   Average Total Assets                           1,422,446     1,159,625     262,821
   Average Equity                                   116,012       105,674      10,338
Ratios:
   Equity Capital to Total Assets (period end)        7.93%         9.03%      (1.10%)
   Annualized Return on Average Assets                1.20%         1.28%      (0.08%)
   Annualized Return on Average Equity               14.75%        14.02%       0.73%


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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of September 30, 1997, the Company's risk-based capital ratio was 12.94%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to average asset ratio of at least 4% to 5%. As of September 30, 1997, Tier I capital was 11.67% of average assets.

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

The Company has repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and also to utilize the accumulation of excess capital generated by the Company's earnings. During the first nine months of 1997, approximately 107,000 shares were repurchased through the tender offer and other transactions compared with the issuance of approximately 130,000 shares in connection with the exercise of stock options.

Total capital did not change as a result of the purchase of FVB since the transaction was a purchase for cash, not an exchange of shares of the Company for the shares of FVB. However, Tier 1 capital and total risked-based capital were reduced by the $10.0 million of goodwill recognized. In addition, the capital to asset ratios decreased because of the addition of the FVB assets with no addition to capital since only cash was paid as consideration. However, all capital ratios remain in excess of the "well-capitalized" minimums.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. Until 1997, the primary need for funds to be transferred from the Bank to the Bancorp was for the payment of dividends to its shareholders. In the first quarter of 1997, sizable dividends were paid to Bancorp to provide the funds needed for the acquisition of FVB and, as a result, the state limit on dividends was reached. In order to pay dividends beyond the limit, approval was sought and obtained by the Bank from the California Department of Financial Institutions ("CDFI"). Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market area, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

The current annual cash dividend rate of $1.04 results in a payout ratio of 41% of earnings for the last twelve months.

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

If a taxpayer meets the Company's credit criteria for the RAL product, the taxpayer receives an advance on his or her income tax refund less the transaction fees, which are considered finance charges. The Company is repaid directly by the IRS and remits any refund amount over the amount due the Company to the taxpayer.

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

While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks such as direct deposits and electronic bill paying. The RAL and RT programs had significant impacts on the Company's activities and results of operations during the first quarters of 1996 and 1997 and to a lesser extent on the second quarters of 1996 and 1997. A more extended description of these programs may be found in the Company's Form 10-K for 1996 and the activities and results of operations for the first and second quarters of 1997 are covered at length in the Forms 10-Q filed for the quarters ending March 31, 1997 and June 30, 1997. In the third quarter of 1997, the RAL program is dormant except for receiving recoveries of loans previously charged-off.



--------
1. To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1997. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

2. As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.9 million as of September 30, 1997. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1997 would be $18.2 million and the average yield would be 9.23%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

3. Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Second Quarter, 1997 for banks with total assets from $1-10 billion.

                                   EXHIBIT 11
                      SANTA BARBARA BANCORP & SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS

                                                            For the Three Months Ended September 30,
                                                              1997                           1996
                                                              ----                           ----
                                                     Primary      Fully Diluted      Primary      Fully Diluted
                                                     -------      -------------      -------      -------------
Weighted Average Shares Outstanding                 7,605,676       7,605,676       7,640,472       7,640,472

Weighted Average Options Outstanding                  819,605         819,605         739,206         739,206
Anti-dilution adjustment (1)                               --              --              --              --

Adjusted Options Outstanding                          819,605         819,605         739,206         739,206
Equivalent Buyback Shares (2)                        (471,614)       (416,440)       (442,389)       (442,091)

Total Equivalent Shares                               347,991         403,165         296,817         297,115
Adjustment for Non-Qualified Tax Benefit (3)         (142,676)       (165,298)       (121,695)       (121,817)

Weighted Average Equivalent Shares Outstanding        205,315         237,867         175,122         175,298

Weighted Average Shares for Computation             7,810,991       7,843,543       7,815,594       7,815,770


Fair Market Value (4)                             $     42.38     $     48.25     $     26.65     $     26.65

Net Income                                        $ 4,278,911     $ 4,278,911     $ 3,705,402     $ 3,705,402

Earnings Per Share                                $      0.55     $      0.55     $      0.48     $      0.47


                                                            For the Nine Months Ended September 30,
                                                              1997                            1996
                                                              ----                            ----
                                                     Primary       Fully Diluted     Primary       Fully Diluted
                                                     -------       -------------     -------       -------------
Weighted Average Shares Outstanding                 7,592,688       7,592,688       7,643,664       7,643,664

Weighted Average Options Outstanding                  691,848         755,351         686,675         718,489
Anti-dilution adjustment (1)                               --              --              --              --

Adjusted Options Outstanding                          691,848         755,351         686,675         718,489
Equivalent Buyback Shares (2)                        (360,750)       (332,159)       (389,815)       (401,463)

Total Equivalent Shares                               331,098         423,192         296,860         317,026
Adjustment for Non-Qualified Tax Benefit (3)         (135,751)       (173,509)       (121,713)       (129,981)

Weighted Average Equivalent Shares Outstanding        195,347         249,683         175,147         187,045

Weighted Average Shares for Computation             7,788,035       7,842,371       7,818,811       7,830,709


Fair Market Value (4)                            $      36.17    $      48.25    $      25.00    $      26.25

Net Income                                       $ 15,414,788    $ 15,414,788    $ 11,350,223    $ 11,350,223

Earnings Per Share                               $       1.98    $       1.97    $       1.45    $       1.45

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

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibit Index:

              Exhibit Number      Item Description

                    11             Computation of Per
                                   Share Earnings

                    27             Financial Data Schedule

            (b) The acquisition of 100% of the outstanding capital stock of Citizens State Bank of Santa Paula, a California state banking corporation headquartered in Santa Paula, California was reported on Form 8-K filed with the Commission on October 8, 1997.

                                         SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          SANTA BARBARA BANCORP

DATE:   November 13, 1997
                                          David W. Spainhour
                                          President
                                          Chief Executive Officer



DATE:   November 13, 1997
                                          Donald Lafler
                                          Senior Vice President
                                          Chief Financial Officer