Form 10-K
period 1997-12-31
SANTA BARBARA BANCORP
filed 1998-03-30
CIK 357264

            THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                   PURSUANT TO RULE 901(d) OF REGULATION S-T.



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 1998, based on the sales prices reported to the Company on that date of 49.375 per share:
  Common Stock - $304,256,601*

*Based on reported beneficial ownership by all directors and executive officers and the Company's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 13, 1998, there were 7,618,339 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 21, 1998 are incorporated by reference into Parts I, II, and III.

INDEX                                                               Page

PART I

   Item 1.        Business

      (a)         General Development of Business                     3
      (b)         Financial Information about Industry Segments       3
      (c)         Narrative Description of Business                   3
      (d)         Financial Information about Foreign and Domestic
                  Operations and Export Sales                         3

   Item 2.        Properties                                          4

   Item 3.        Legal Proceedings                                   4

   Item 4.        Submission of Matters to a Vote of Security Holders 4


PART II

   Item 5.        Market for the Registrant's Securities and Related
                  Stockholder Matters                                 5

   Item 6.        Selected Financial Data                             6

   Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 6

   Item 8.        Financial Statements and Supplementary Data        34

   Item 9.        Disagreements on Accounting and Financial
                  Disclosures                                        65

PART III

   Item 10.       Directors and Executive Officers of the Registrant 66

   Item 11.       Executive Compensation                             66

   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management                                         66

   Item 13.       Certain Relationships and Related Transactions     66

PART IV

   Item 14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                        67

SIGNATURES                                                           68

EXHIBIT INDEX                                                        69

PART I

ITEM 1      BUSINESS

(a)   General Development of the Business

Operations commenced as Santa Barbara National Bank ("the Bank") with one office and 18 employees in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust. Santa Barbara Bancorp ("the Company") was formed in 1982. Unless otherwise stated, "Company" refers to the consolidated entity and to the Bank when the context indicates. "Bancorp" refers to the parent company only. The Bank became the principal subsidiary of the Company, and has since grown to 25 banking offices with loan, trust and escrow offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. In 1995, three banking offices were opened in western Ventura County, a fourth office was added in 1996, and a fifth in 1997. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997.

A second subsidiary, Sanbarco Mortgage Corporation ("Sanbarco"), was formed in 1988. This subsidiary, which is now primarily involved in mortgage brokering services and the servicing of brokered loans, was formerly known as SBBT Service Corporation.

(b)   Financial Information about Industry Segments

There are no identifiable industry segments.

(c)   Narrative Description of Business

Bancorp is a bank holding company, which as described above, has one bank subsidiary and one non-bank subsidiary. The Bancorp on its own has a few operations, but these are very insignificant in comparison to those of its major subsidiary, the Bank.

The Bank offers a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. The Bank offers other services like electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services like lockbox payment servicing, foreign exchange, letters of credit, and cash management are offered to business customers. The Bank also offers trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, employee benefit trusts, and profit sharing plans. Investment management and advisory services are also provided.

Competition For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the state-wide savings and loan associations, and other local community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms.

Employees The Company's current workforce is approximately 680 full time equivalent employees. Additional employees would be added if new opportunities for geographic expansion should occur.

 (d)  Financial Information about Foreign and Domestic Operations and Export
Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

ITEM 2.     PROPERTIES

The Company maintains executive and administrative offices at leased premises at 1021 Anacapa Street, Santa Barbara, California. Of the 25 branch banking offices, all or a portion of 19 are leased. The building used by the Real Estate, Consumer Lending and Escrow departments is owned, and commercial office space is leased for Trust and Investment Services, Management Information Services, Leasing, Loan Servicing, and other administrative offices.

In February 1998, one of the banking offices was severely damaged by flooding. Insurance will cover a substantial portion of the carrying cost of the assets lost, but the Company will need to replace the facility and equipment. While the expenditures for replacement will likely occur in 1998 and 1999, the impact to earnings in these years is expected to be immaterial as the charges to earnings will occur through depreciation over the life of the assets.

ITEM 3.     LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

(a)   Market Information

The Company's common stock is traded on The Nasdaq Stock Market under the symbol SABB. At February 13, 1998, six independent brokerage firms were registered as market makers in the Company's common stock. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

                                  1997 Quarters                     1996 Quarters
                         -------------------------------   --------------------------------
                           4th     3rd     2nd     1st       4th     3rd      2nd     1st
                         ------- ------- ------- -------   ------- -------  ------- -------
Range of stock prices:
   High                   $49.00  $48.38  $46.50  $32.00    $28.13  $27.88   $27.00  $25.33
   Low                    $45.50  $39.25  $29.88  $27.63    $25.25  $25.25   $23.38  $19.75

 (b)  Holders

There are approximately 1,549 holders of stock as of February 13, 1998. This number includes brokerage firms and other financial institutions which hold stock in their name actually owned by third parties. The Company is not provided with the number or identities of these parties.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow the same policy in the future. The following table presents cash dividends declared per share for the last two years:

                           1997 Quarters                        1996 Quarters
                  -------------------------------     --------------------------------
                   4th     3rd     2nd     1st         4th     3rd     2nd      1st
                  ------- ------- ------- -------     ------- ------- ------- --------
Cash dividends
    declared       $0.26   $0.26   $0.23   $0.23       $0.20   $0.18   $0.18    $0.15



The dividends paid to shareholders of the Company are funded primarily from dividends received by Bancorp from the Bank. Reference should be made to Note 17 of the Consolidated Financial Statements on page 60 for a description of restrictions on the ability of the Bank to pay dividends to Bancorp.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented in Item 8 herein.

(amounts in thousands except                        Increase
      per share amounts)                    1997  (Decrease) (2)        1996          1995          1994         1993
RESULTS OF OPERATIONS:
   Interest income                      $114,935        $25,357      $89,578       $82,188       $74,900      $68,433
   Interest expense                       43,205          8,156       35,049        33,583        24,967       22,362
   Net interest income                    71,730         17,201       54,529        48,605        49,933       46,071
   Provision for credit losses             6,980          2,716        4,264         9,924         6,257        6,150
   Other operating income                 25,144          6,202       18,942        17,688        13,084       14,102
   Non-interest expense:
    Staff expense                         31,825          5,673       26,152        22,655        21,149       19,641
    Other operating expense               28,280          7,843       20,437        19,314        18,142       17,695
   Income before income taxes and
    effect of accounting change           29,789          7,171       22,618        14,400        17,469       16,687
   Provision for income taxes              9,653          2,700        6,953         3,985         4,518        4,377
   Income before effect of
    accounting change                     20,136          4,471       15,665        10,415        12,951       12,310
   Effect of accounting change                --             --           --            --            --          620
    Net income                           $20,136         $4,471      $15,665       $10,415       $12,951      $12,930

DILUTED PER SHARE DATA: (1)
   Average shares outstanding              7,792            (14)       7,806         7,802         7,775        7,849
   Net income                              $2.58          $0.57        $2.01         $1.33         $1.67        $1.65
   Cash dividends declared                 $0.98          $0.27        $0.71         $0.55         $0.52        $0.47
FINANCIAL CONDITION:
   Total assets                       $1,592,386       $291,066   $1,301,320    $1,212,361    $1,067,616     $979,143
   Total deposits                     $1,404,155       $291,072   $1,113,083    $1,054,020      $956,717     $866,253
   Long-term debt                        $38,000             --      $38,000            --            --           --
   Total shareholders' equity           $118,166        $10,573     $107,593      $100,997       $93,960      $85,991
OPERATING AND CAPITAL RATIOS:
   Average total shareholders'
    equity to average total assets         7.96%         (0.87%)       8.83%         9.10%         8.86%        8.72%
   Rate of return on average:
    Total assets                           1.40%          0.08%        1.32%         0.96%         1.27%        1.34%
    Total shareholders' equity            17.56%          2.64%       14.92%        10.60%        14.33%       15.41%

(1) Earnings per share are presented on a diluted basis.
(2) A substantial portion of the changes shown in this column relate to the acquisitions discussed in Note 19 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of the financial condition and results of operation begins on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides Management's comments on the financial condition and results of operations of Santa Barbara Bancorp. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements that are presented on pages 37 through 64 of this Annual Report on Form 10-K. "Bancorp" refers to the parent company only. The "Bank" refers to Santa Barbara Bank & Trust, the principal subsidiary of Bancorp. Unless otherwise stated, the "Company" refers to the consolidated entity and to the Bank when the context indicates. Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on page 33. The discussion provides insight into Management's assessment of the operating trends over the last several years and its expectations for 1998.

Such expressions of expectation are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the region in which the Company operates, the products and pricing of competitive financial institutions, government regulation, government monetary and fiscal policy, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit quality, asset/liability management, and the availability of sources of liquidity at a reasonable cost. The discussion is intended to assist readers of the accompanying financial statements by providing information on the strategies adopted by the Company to address these risks, and the results of these strategies. These elements are addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes therein.


OVERVIEW OF THE EARNINGS PERFORMANCE

Santa Barbara Bancorp earned a record $20.1 million in 1997, 28% over the $15.7 million earned in 1996. Earnings per share were $2.58 compared with $2.01 for 1996. Among the reasons for the substantial increase were the integration of eight new branch offices through the acquisition of First Valley Bank ("FVB") in Lompoc and Citizens State Bank ("CSB") in Ventura County (described in Note 19 to the Consolidated Financial Statements), growth in the tax refund anticipation loan ("RAL") and refund transfer ("RT") programs, and an 18% increase in Trust fees due to the strong stock market and new customers.

In addition to the growth resulting from the acquisitions of FVB and CSB, the Company's Santa Barbara and Ventura area loans and deposits also grew during the last 12 months, generating additional net interest income. The loan categories increased $197.4 million in the last 12 months, while deposits increased $291.1 million. Together with the net assets acquired in the two acquisitions and the strong RAL program, this growth resulted in $17.2 million of additional net interest income (the difference between interest income and interest expense) in 1997 compared to 1996.

Noninterest income increased $6.2 million compared to 1996, with Trust and Investment Services fees up $1.5 million over the 1996 period and a variety of other service fees accounting for the balance of the increase.

Although there were more noncurrent loans at the end of 1997 than a year ago because of the new loan portfolios acquired in the FVB and CSB transactions, the ratio of noncurrent loans to total loans has decreased. Because of recoveries of previously charged off loans and improved credit quality, only $2.3 million was provided in 1997 for credit losses other than RAL's, compared to $3.2 million of such provision expense in 1996.

As would be expected with the growth in the Company's average assets and the expansion into new market areas through acquisition in 1997, there has also been an increase in noninterest expenses. These include salary costs, occupancy, marketing, and the amortization of goodwill from the FVB and CSB acquisitions. In addition, certain nonrecurring expenses such as legal, accounting and other costs were incurred in 1997 relating to the two transactions. Even so, the Company's operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, declined favorably from 59.7(cent) in 1996 to 59.0(cent) in 1997, reflecting a faster rate of growth of revenues as compared to expenses in 1997.


EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady growth in the economy and the actions of the Federal Reserve Board ("the Fed") to manage the pace of that growth--raising short-term interest rates to slow the pace and forestall inflation, lowering rates to spur growth and avoid recession. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economy is also experiencing growth similar to the trends occurring elsewhere. New companies are establishing their headquarters in the area and the business climate in general is on the upswing. Tourism, which has long been important to the communities in the Company's market area, remains strong. In the last few years, medical manufacturing and other "hi-tech" businesses have been growing. The Company's expanded market areas now encompass communities more oriented to agricultural enterprises. This has helped to diversify the Company's customer base. These factors should be favorable to the Company's future financial performance.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. Bancorp, as a bank holding company, the Bank, as a member of the Federal Reserve Bank (the "FRB"), and Sanbarco, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. As a state-chartered commercial bank, the Bank is also regulated by the California Department of Financial Institutions.

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

Areas of regulatory concern are discussed below in the section entitled "Regulation." The Company is also impacted by minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements are discussed below in the section titled "Regulation."

Competition

The Company faces competition from other financial institutions and from businesses in other industries which have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan and investment products. The latter are offered to retail customers through the Company's Trust & Investment Management Services Division. The Company's primary competitors are different for each specific product and market area.


INTEREST RATE RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of these external factors as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and reassessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The process of addressing these risks is led by the Company's Risk Management Committee.

The special risks related to financial products are credit risk and interest rate risk. Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans. Interest rate risk relates to the adverse impacts of changes in interest rates. The types of interest rate risk will be explained in the next section. The effective management of these risks is the backbone of the Company's business strategy.


INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF ASSETS AND
LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company accepts funds from depositors or other creditors and then either loans the funds to borrowers or invests those funds in securities or other financial instruments. Fee income is discussed in other sections of this analysis, specifically "Other Operating Income" and "Tax Refund Anticipation Loans and Refund Transfers."

Net interest income is the difference between interest income and fees earned on loans and investments and interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and the interest rate earned on those interest earning assets compared with the interest rate paid on those interest bearing deposits and liabilities. The Company's 1997 tax equivalent (Note B) net interest income of $76.3 million was $17.9 million, or 30.7%, greater than 1996.

Net interest margin is net interest income expressed as a percentage of average earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 1997 net interest margin of 5.55% on a tax equivalent basis was considerably higher than 1996's net interest margin of 5.16% as the Company realized higher average interest rates on each of the major asset categories. The net interest margin is subject to the following types of risks that are related to changes in interest rates.

Market Risk Relating to Fixed-Rate Instruments

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to market risk is primarily due to rising interest rates. In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. Therefore, the exposure to market risk is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed-rate securities generally earn less interest than fixed-rate and longer term securities.

Note 14 to the financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities as of the end of 1997 and 1996. There is a relatively small difference due to credit quality issues pertaining to loans. However, the difference between the carrying amount and the fair value essentially is a measure of how much more or less valuable the Company's financial assets were to it at December 31, 1997 and 1996 than when acquired because of changes in interest rates. The excess of financial assets' fair values over carrying amounts at the end of 1997 is $16.2 million compared with $10.0 million at the end of 1996.

There is market risk relating to the Company's fixed-rate or term liabilities as well as its assets. For financial liabilities, like certificates of deposit, the adverse exposure to market risk is from lower rates because the Company must continue to pay the higher rate until the end of the term of the certificate. However, because the amount of fixed-rate liabilities is significantly less than the fixed-rate assets, and because the average maturity is substantially less than for the assets, the market risk is not as great. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the term deposits. They are worth $1.9 million more to customers at December 31, 1997 than they were when issued because, on a weighted average basis, they are paying higher than current market rates. However, this is much less than the $16.2 million by which the fair value of the Company's assets exceeds their carrying amounts because the assets also are paying higher rates than currently are available for comparable assets.

Mismatch Risk

The second interest-related risk, mismatch risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

TABLE 1 -- Interest Rate
Sensitivity As of December 31, 1998
                                           After three    After six     After one                   Noninterest
(in thousands)                 Within        months         months       year but                   bearing or
                                three      but within     but within      within      After five   nonrepricing
                               months      six months      one year     five years      years          items           Total
                           ----------------------------------------------------------------------------------------------------
Assets:
Loans (Note E)               $ 355,086    $  110,041    $    72,256    $ 252,390    $   80,461   $      (9,834)   $    860,400
Cash and due from banks             --            --             --           --            --          67,799          67,799
Federal funds sold              48,000            --             --           --            --              --          48,000
Securities *                    53,985        19,011         44,842      284,842        97,711           8,957         509,348
Bankers' acceptances            26,622        22,778             --           --            --              --          49,400
Other assets                        --            --             --           --            --          57,439          57,439
                           ------------------------------------------------------------------------------------  --------------
Total assets                   483,693       151,830        117,098      537,232       178,172         124,361       1,592,386
                           ------------------------------------------------------------------------------------  --------------

Liabilities and
   shareholders' equity:
Borrowed funds:
   Repurchase agreements
    and Federal funds
    purchased                   21,293            --             --           --            --              --          21,293
   Long-term debt and
    other borrowings             3,500         2,500          5,000       28,000            --              --          39,000
Interest-bearing deposits:
   Savings and interest-
    bearing transaction
    accounts                   316,174        57,440        127,823           --       220,155              --         721,592
   Time deposits               139,982        89,852         97,118       89,282           578              --         416,812
Demand deposits                     --            --             --           --            --         265,751         265,751
Other liabilities                5,862            --             --           --            --           3,910           9,772
Net shareholders' equity            --            --             --           --            --         118,166         118,166
                           ------------------------------------------------------------------------------------  --------------
Total liabilities and
   shareholders' equity        486,811       149,792        229,941      117,282       220,733         387,827    $  1,592,386
                           ------------------------------------------------------------------------------------  ==============
Interest rate-
   sensitivity gap           $  (3,118)   $    2,038    $  (112,843)   $ 419,950    $  (42,561)  $    (263,466)
                           ====================================================================================
Gap as a percentage of
  total assets                  (0.20%)        0.13%         (7.09%)      26.37%        (2.67%)        (16.55%)
Cumulative interest
   rate-sensitivity gap      $  (3,118)   $   (1,080)   $  (113,923)   $ 306,027    $  263,466
Cumulative gap as a per-
   centage of total assets      (0.20%)       (0.07%)        (7.15%)      19.22%        16.55%

*  Includes both Held-to-Maturity and Available-for-Sale securities

The Company has a large portion of its loan portfolio tied to its base lending rate or to the national prime rate. If these rates are lowered because of general market conditions, e.g., other banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities funded by deposit accounts on which the rate is steadily rising.

This exposure to mismatch risk is managed by matching the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the Federal Home Loan Bank with the appropriate maturity or repricing characteristics.

One of the means of monitoring this matching process is by use of a table like Table 1, entitled "Interest Rate Sensitivity." The table shows the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched. This table is sometimes called a gap report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percent of total assets and is stated for both each individual period separately and cumulatively as of the end of each period.

The first measuring period shown in the table covers assets and liabilities that mature or reprice within the three months following December 31, 1997. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap--liabilities significantly exceeded assets--and interest rates rose suddenly, the Company would have to wait for more than three months before enough assets could be repriced to offset the higher expense on the deposits.

As of year-end 1997, the Company had a very small negative gap in this first period. Liabilities exceeded assets by 0.20% of total assets. There is some arbitrariness in the assignment to specific time periods of deposit accounts that reprice at the option of the Company. For the purposes of this table, the Company has made the assumption that some of the money market accounts will reprice within three months, but this will be governed by market conditions rather than contractual terms.

In the next period, after three months but within six months, there was a very small excess of assets over liabilities, representing only 0.13% of total assets.

For the third period, after six months but within one year, liabilities exceeded assets by 7.09% of total assets, reflecting the current customer preference for non-term or short-term deposits. The cumulative gap within one year of (7.15%) of total assets is well within the Company's acceptable limits.

The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes.

A gap report is a first step in monitoring and managing interest rate risk by showing mismatches in the maturities of assets and liabilities, but it is not sufficient because it does not adequately address market risk and a third type of interest rate risk.

Basis Risk

The third interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of the gap report, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While evenly matched in the gap report, the Company would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions.

The Company relies more on this modeling in reaching interest rate risk management decisions than on gap reports. The most recent modeling confirms that the Company's interest rate risk profile is balanced, and the results are within normal expectations.

The hypothetical impacts of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various rate changes. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures. The shock reports for the Company's December 31, 1997 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                             Shocked by -2%    Shocked by +2%

Net interest income                +1.42%            (1.04%)
Net economic value                +14.29%           (14.08%)

Net interest income simulations are prepared at least twice a year using three interest rate projections provided by an outside economics data resource firm. The interest rate projections selected are for most likely, declining and rising interest rate scenarios. The three interest rate scenarios are applied to expected asset and liability balances over the next year, and the resulting changes indicate the amount of net interest income at risk. The most recent interest rate simulations indicate that the Company's net interest income at risk in 1998 is well within normal expectations for such interest rate scenarios:

                             Declining Rates    Rising Rates

Net interest income                 +.59%            (1.19%)
Average Fed Funds rate             (1.29%)            +.67%

For the shock reports, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company engaged an outside consultant to gather and study data on its non-maturity deposits, and the results of that study have been incorporated into these latest models. The interest rate simulation reports are dependent upon the shape and volatility of the interest rate scenarios selected and upon the assumptions of the rates that would be paid on the Company's administered rate deposits as external yields change. The most recent interest rate scenarios selected reflect lower rates and flatter yield curves (Note F), and neither the declining nor rising interest rate scenarios reflect abrupt, significant deviations from the most likely interest rate scenario.

Asset/Liability Management

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and enhance net interest income while managing risks within policy at acceptable levels. In addition, alternative business plans and contemplated transactions are analyzed for their impact. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above. The Asset/Liability Committee has overall responsibility for the Company's asset/liability management.

As an example of this asset/liability management process, the Company determined early in 1997 that it would need to take actions to manage the additional interest rate risk that would result from the FVB acquisition. A plan was approved and executed that involved obtaining new CD funds and selling Treasury Notes, thereby managing the additional interest rate risk from the FVB acquisition. Of the $58.6 million of term Treasury Notes sold, $30 million were first reclassified as available-for-sale. This is permitted to maintain the Company's interest rate risk position in the event of a major business combination.

Table 2, "Distribution of Average Assets, Liabilities and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the daily average balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. When comparing interest yields and costs year to year, the use of average balances more accurately reflects trends since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances during the year and not to what the balances happened to be on the last day of the year.

TABLE 2 -- Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income,
                Expense, and Rates
(dollars in thousands)
                                             1997                                1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                   Balance   Interest Rate          Balance    Interest Rate         Balance    Interest Rate
                                 ------------------------------   ------------------------------   ------------------------------
Assets:
   Loans (Note C):
    Commercial                   $   237,276  $23,808     10.03 % $    160,597 $ 15,129    9.42 %  $    152,149  $16,055     10.55 %
    Real estate                      432,883   37,129      8.58        345,351   30,126    8.72         306,288   26,226      8.56
    Consumer                         120,561   18,283     15.16         82,775   11,568   13.98          77,381   10,692     13.82
                                 ---------------------            ----------------------           ----------------------
      Total loans                    790,720   79,220     10.02        588,723   56,823    9.65         535,818   52,973      9.89
                                 ---------------------            ----------------------           ----------------------
   Securities:
    Taxable                          315,979   18,900      5.98        328,964   19,198    5.84         290,950   16,127      5.54
    Non-taxable                      103,370   12,125     11.73         84,322   10,393   12.33          85,162   10,562     12.40
    Equity                             7,138      445      6.23            761       46    6.04             238       14      5.88
                                 ---------------------            ----------------------           ----------------------
   Securities                        426,487   31,470      7.38        414,047   29,637    7.16         376,350   26,703      7.10
                                 ---------------------            ----------------------           ----------------------
   Money market instruments:
    Bankers' acceptances              72,090    4,134      5.73         67,330    3,800    5.64          54,367    3,294      6.06
    Federal funds sold                83,603    4,654      5.57         58,669    3,128    5.33          53,695    3,131      5.83
                                 ---------------------            ----------------------           ----------------------
      Total money market
       instruments                   155,693    8,788      5.64        125,999    6,928    5.50         108,062    6,425      5.95
                                 ---------------------            ----------------------           ----------------------
   Total earning assets            1,372,900  119,478      8.70 %    1,128,769   93,388    8.27  %    1,020,230   86,101      8.44 %
                                 ---------------------            ----------------------           ----------------------
   Non-earning assets               67,246                            60,315                           59,998
                                 ------------                     -------------                    -------------
    Total assets                 $ 1,440,146                      $  1,189,084                     $  1,080,228
                                 ============                     =============                    =============

Liabilities and shareholders' equity:
   Borrowed funds:
    Repurchase agreements and
      Federal funds purchased    $     31,767   1,510      4.75 % $     40,570    1,897    4.68 %  $     26,801    1,474      5.50 %
    Other borrowings                   40,343   2,469      6.12          2,604      146    5.61           1,450       74      5.10
                                 ---------------------            ----------------------           ----------------------
      Total borrowed funds             72,110   3,979      5.52         43,174    2,043    4.73          28,251    1,548      5.48
                                 ---------------------            ----------------------           ----------------------
   Interest bearing deposits:
    Savings and interest bearing
      transaction accounts           689,714   20,106      2.92        636,541   19,633    3.08         602,661   20,559      3.41
    Time deposits                    346,951   19,120      5.51        243,679   13,373    5.49         212,056   11,476      5.41
                                 ---------------------            ----------------------           ----------------------
      Total interest bearing
       deposits                    1,036,665   39,226      3.78        880,220   33,006    3.75         814,717   32,035      3.93
                                 ---------------------            ----------------------           ----------------------
      Total interest bearing
       liabilities                 1,108,775   43,205      3.90 %      923,394   35,049    3.80 %       842,968   33,583      3.98 %
                                             ---------                         ---------                        ---------
   Demand deposits                   204,075                           153,876                          132,095
   Other liabilities                  12,647                             6,787                            6,892
   Net shareholders' equity          114,649                           105,027                           98,273
                                 ------------                     -------------                    -------------
    Total liabilities and
      shareholders' equity        $1,440,146                       $ 1,189,084                      $ 1,080,228
                                 ============                     =============                    =============

Interest income/earning assets                             8.70 %                            8.27 %                           8.44 %
Interest expense/earning assets                            3.15                              3.11                             3.29
                                                        ---------                         --------                         --------
Net interest margin                            76,273      5.55                  58,339      5.16                 52,518      5.15
Provision for credit losses
   charged to operations/earning assets         6,980      0.51                   4,264      0.38                  9,924      0.97
                                               ------------------                -----------------                -----------------
Net interest margin after provision for
   credit losses on tax equivalent basis       69,293      5.04 %                54,075      4.78 %               42,594      4.18 %
                                                       ==========                       ==========                       ==========
Less: tax equivalent income
   included in interest income from
   non-taxable securities and loans             4,543                             3,810                            3,913
                                             ---------                         ---------                        ---------
Net interest income                           $64,750                          $ 50,265                          $38,681
                                             =========                         =========                        =========

Changes in the dollar amount of interest earned or paid will vary from one year to the next because of changes in the average balances ("volume") of the various earning assets and interest-bearing liability accounts and changes in the interest rates applicable to each category. Because of overall growth of the Company, interest income, interest expense and net interest income are all generally higher each year. The Company's tax equivalent net interest income of $76.3 million during 1997 was $17.9 million, or 30.7%, greater than during 1996. Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the 1997 and 1996 increases in net interest income in terms of the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next.

As each of the major categories of assets and liabilities is discussed below, there will be a description of the reason for significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

Whether the net interest margin increases or decreases depends on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

As shown in Table 2, the net interest margin of 5.55% in 1997 was considerably higher than the 5.16% net interest margin in 1996. This primarily reflects the increased proportion of higher yielding loans and a non-volatile interest rate environment during 1997.

There are always steps that the Company can take to increase its net interest margin. These steps may include to increase the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; to emphasize fixed-rate loans because they earn more than variable rate loans; to purchase lower rated securities; and to lend to less creditworthy borrowers at a higher rate. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involves more risk. The first two involve more market risk, the second two more credit risk. Management intends to continue to use a balanced approach. A fifth step as discussed on page 26 is to limit the amount of non-earning assets.

TABLE 3 -- Volume and Rate Variance Analysis of Net Interest Income (Taxable equivalent basis -- Note D)

(in thousands)
                                                   1997 over 1996                        1996 over 1995
                                          ---------------------------------     ----------------------------------
                                           Volume        Rate       Total         Volume       Rate        Total
                                          ---------------------------------     ----------------------------------
Increase (decrease) in:
Interest income on:
   Loans
    Commercial loans                      $   7,642  $    1,037   $  8,679      $     85   $  (1,784)   $    (926)
    Real estate loans                         7,495        (492)     7,003         3,402         498        3,900
    Consumer loans                            5,667       1,048      6,715           751         125          876
                                          ---------------------------------     ----------------------------------
        Total loans                          20,804       1,593     22,397         5,011      (1,161)       3,850
                                          ---------------------------------     ----------------------------------
   Securities:
    Taxable                                    (759)        461       (298)        2,171         900        3,071
    Non-taxable                               2,258        (526)     1,732          (107)        (62)        (169)
    Equity securities                           398           1        399            32          --           32
                                          ---------------------------------     ----------------------------------
        Total securities                      1,897         (64)     1,833         2,096         838        2,934
                                          ---------------------------------     ----------------------------------
   Money market instruments:
    Bankers' acceptances                        272          62        334           746        (240)         506
    Federal funds sold                        1,380         146      1,526           277        (280)          (3)
                                          ---------------------------------     ----------------------------------
        Total money market instruments        1,652         208      1,860         1,023        (520)         503
                                          ---------------------------------     ----------------------------------
   Total interest income                     24,353       1,737     26,090         8,130        (843)       7,287
                                          ---------------------------------     ----------------------------------

Interest expense on:
    Repurchase agreements and
     Federal funds purchased                   (415)         28       (387)          669        (246)         423
    Other borrowings                          2,309          14      2,323            64           8           72
                                          ---------------------------------     ----------------------------------
        Total borrowed funds                  1,894          42      1,936           733        (238)         495
                                          ---------------------------------     ----------------------------------
   Interest bearing deposits:
    Savings and interest bearing
     transaction accounts                     1,547      (1,074)       473         1,121      (2,047)        (926)
    Time certificates of deposit              5,698          49      5,747         1,726         171        1,897
                                          ---------------------------------     ----------------------------------
        Total interest bearing deposits       7,245      (1,025)     6,220         2,847      (1,876)         971
                                          ---------------------------------     ----------------------------------
   Total interest expense                     9,139        (983)     8,156         3,580      (2,114)       1,466
                                          =================================     ==================================
   Net interest margin                    $  15,214  $    2,720   $ 17,934      $   4,550  $   1,271    $   5,821
                                          =================================     ==================================

SECURITIES

The major components of the earning asset base for 1997 were the securities portfolios, the loan portfolio and the Company's holdings of money market instruments. The Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios, the "Liquidity Portfolio" (available-for-sale), the "Discretionary Portfolio"
(available-for-sale), and the "Earnings Portfolio" (held-to-maturity).

The Liquidity Portfolio's primary mission is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. Maturities are spread in a "ladder" and are managed to an average maturity of between one and two years.

The Discretionary Portfolio's primary missions are to provide income from available funds, to hold earning assets that can be managed as part of overall asset/liability management, and to support the development needs of communities within the Bank's marketplace. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations, asset-backed securities, and municipal securities.

The Earnings Portfolio's primary missions are to provide income from available funds and to support the development needs of communities within the Bank's marketplace. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and agency securities. It is the Bank's current intention to allow existing securities in the Earnings Portfolio to mature, then reposition the matured proceeds into either of the two "available-for-sale" portfolios. Accordingly, the balance of the Earnings Portfolio is expected to decline.

Collateralized Mortgage Obligations ("CMO") Securities

In January 1996, the Company started purchasing some short-term, high-quality CMO's. These securities are specialized portions of larger mortgage pools. The objective is to achieve increased yields with high-quality, short-term securities. These CMO securities, with the underlying mortgages guaranteed by U.S.-sponsored agencies, currently yield 45 to 60 basis points more than U.S. Treasury securities of the same maturity range. When acquired, they are classified as available-for-sale and placed in the Discretionary Portfolio. As of December 31, 1997, the Company held $78 million of CMO's.

Additional Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve additional purposes: 1) Collateral--the deposits of public agencies and trust customers must be secured by certain securities owned by the Company; and 2) Community Development--the Company actively searches for investments that support the development needs of the communities within its marketplace.

Collateral: The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company's securities. A large proportion of the deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Community Development: The Company searches actively for investments that support the development needs of communities within its marketplace. During 1997, for example, the Company purchased the entire $1.2 million issue of Los Olivos School District bonds, the entire $3.8 million issue of Goleta Union School District bonds, the entire $4.0 million issue of Carpinteria Unified School District bonds, and the entire $1.5 million issue of Cold Spring Elementary School District bonds. As a result of the FVB acquisition, the Company acquired bonds issued by the Simi Valley Unified School District and by the Oxnard School District. The Company also holds on its books $6.0 million of Santa Barbara Housing Project Mortgage Revenue Bonds; these bonds helped finance two housing projects in the city of Santa Barbara that contain 610 units of affordable housing.

Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 1997. Because much of the income from the securities included in the Earnings Portfolio has the additional advantage of being tax-exempt because of investment in state and municipal bonds, the tax equivalent weighted average yields of the securities are shown. The average yields on the taxable securities (U.S. Treasury and agency securities) are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, securities are purchased for earnings only when loan demand is weak.

TABLE 4--Maturity Distribution and Yield Analysis of the Securities Portfolios
                                                     After one     After five
As of December 31, 1997               One year        year to       years to         Over           Non-
(amounts in thousands)                or less       five years      ten years     ten years       Maturity        Total
                                    ----------------------------------------------------------------------------------------
Maturity distribution:
    Available-for-sale:
       U.S. Treasury obligations    $     41,046    $   121,626    $        --    $       --     $       --     $   162,672
       U.S. agency obligations             1,000         24,954             --            --             --          25,954
       Collateralized mortgage
         obligations                       4,985         70,046          3,017            --             --          78,048
       Asset-backed securities                --          4,008             --            --             --           4,008
       State and municipal
         securities                          993          4,530          2,140           604             --           8,267
       Equity securities                      --             --             --            --           8,049          8,049
                                    ----------------------------------------------------------------------------------------
    Subtotal                              48,024        225,164          5,157           604           8,049        286,998
                                    ----------------------------------------------------------------------------------------
    Held-to-maturity:
       U.S. Treasury obligations          22,448         58,266             --            --             --          80,714
       U.S. agency obligations             9,959         22,451             --            --             --          32,410
       State and municipal
         securities                        6,021         52,683         11,289        39,233             --         109,226
                                    ----------------------------------------------------------------------------------------
     Subtotal                             38,428        133,400         11,289        39,233             --         222,350
                                    ----------------------------------------------------------------------------------------
Total                               $     86,452    $   358,564     $   16,446    $   39,837     $     8,049    $   509,348
                                    ========================================================================================

Weighted average yield (Tax equivalent--Note B):
    Available-for-sale:
       U.S. Treasury obligations            5.98%          5.87%           --            --             --             5.90%
       U.S. agency obligations              6.04%          5.91%           --            --             --             5.91%
       Collateralized mortgage
         obligations                        6.06%          6.42%          6.35%          --             --             6.40%
       Asset-backed securities               --            5.73%           --            --             --             5.73%
       State and municipal
         securities                         7.41%          6.72%          7.17%         8.52%           --             7.06%
       Equity securities                     --             --             --            --            6.23%           6.23%
    Weighted average                        6.02%          6.06%          6.69%         8.52%          6.23%           6.08%
    Held-to-maturity:
       U.S. Treasury obligations            5.70%          5.90%           --            --             --             5.84%
       U.S. agency obligations              5.26%          6.30%           --            --             --             5.98%
       State and municipal
         securities                        10.95%         14.15%         13.20%        10.06%           --            11.89%
    Weighted average                        6.41%          9.22%         13.20%        10.06%           --             8.83%
Overall weighted average                    6.22%          7.33%         11.94%        10.06%          6.23%           7.36%

Portfolio Turnover, Unrealized Gains and Losses, and Securities Losses

As shown in the accompanying Consolidated Statements of Cash Flows on page 41, there is a relatively large turnover in the securities portfolios. The purchase of relatively short-term securities for asset/liability management purposes, as explained above, is part of the reason for the high turnover in the Company's securities portfolios. The increased amount sold in 1996 was also due to the following one-time situation. In late 1995, the Financial Accounting Standards Board ("FASB") permitted holders of debt securities to review their classification of securities as held-to-maturity or available-for-sale and to reclassify them. The Company reclassified a substantial amount of its held-to-maturity securities and sold $94 million of them in early 1996.

The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice is that securities' maturities (other than for municipal securities) be approximately equally spaced into quarterly maturity zones within the portfolios.

Hedges, Derivatives, and Other Disclosures

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. Although the Company did not utilize any off-balance sheet hedges in 1996, it did enter into an interest rate option contract in January 1997 to protect against the possibility of rapidly rising rates. While Management was not predicting that interest rates would rise, the asset/liability modeling indicated at the time that net interest income at risk from a significant rise would be more than desired. The notional amount of $50 million covers a fifteen month period that began July 1, 1997. The contract would pay the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%. Subsequently, interest rates have declined and the Company is simply amortizing the $90,000 cost over the fifteen months.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."


MARKET INSTRUMENTS--FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND BANKERS' ACCEPTANCES

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or securities purchased under agreements to resell (for brevity termed "reverse repos"). Both transactions are overnight loans. Federal funds sold are unsecured, reverse repos are secured. Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities or bankers' acceptances (Note G). The average amount of Federal funds sold, reverse repos and bankers' acceptances as percentages of average earning assets tend to vary based on changes and differences in short-term market rates.

While the acceptances of only highly rated financial institutions are utilized, acceptances have some amount of risk above that of U.S. Treasury securities. The Company therefore requires that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk. All of the $49.4 million of acceptances held by the Company at December 31, 1997 were issued by Japanese banks having prime short-term credit quality ratings. The Company continues to monitor these acceptances closely in light of the economic troubles in Asia.


LOAN PORTFOLIO

Table 5 sets forth the distribution of the Company's loans at the end of each of the last five years.

TABLE 5--Loan Portfolio Analysis by Category
(in thousands)                                                       December 31
                                           1997           1996           1995          1994          1993
                                       -----------------------------------------------------------------------
Real estate:
    Residential                        $     246,283  $    172,846   $    142,143  $    108,923  $     54,395
    Non-residential                          249,725       199,203        179,272       145,928       123,534
    Construction and development              16,127        10,245         20,846        26,695        41,030
Commercial, industrial,
    and agricultural                         184,374       154,162        144,011       148,396       168,227
Home equity lines                             37,150        34,323         34,597        32,573        36,219
Consumer                                      75,151        43,944         28,494        27,319        27,331
Leases                                        61,108        58,526             --            --            --
Municipal tax-exempt obligations               7,931         8,658          7,573         7,831        11,888
Other                                          3,699         2,260          1,865         1,766         1,606
                                       -----------------------------------------------------------------------
                                       $     881,548  $    684,167   $    558,801  $    499,431  $    464,230
                                       =======================================================================

Net deferred fees                      $       2,782  $        2,362 $      2,139  $      2,038  $      1,301

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $125 million from the end of 1995 to the end of 1996 and increased about $197 million from the end of 1996 to the end of 1997. Economic recovery, the expansion into the Ventura County market, the acquisition of a leasing portfolio, $106.9 million in loans acquired in the FVB and CSB acquisitions, and new calling programs, were all reasons for the growth.

Residential mortgages showed the largest dollar growth in the last several years. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and 24 hour pre-approvals. These factors have resulted in the Company becoming the largest retail originator of residential mortgages in the Santa Barbara market area. The Company funded $106.9 million in residential mortgages in 1997. Most of the fixed-rate loans are sold to investors in the secondary market, but the Company still increased its portfolio by $73.4 million in 1997. These sold loans were approximately 40% of all residential real estate loans funded in 1997. Most of the loans retained by the Company are 1-4 family adjustable rate mortgage loans, which generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps which would result in negative amortization if interest rates rise appreciably.

Strong growth also occurred in the consumer loan categories in 1997 and 1996. Consumer loans grew $15.5 million or 54% in 1996 and $31.2 million or 72% in 1997. This growth reflects an expanded product line and continued efforts to make auto loans through dealers. During the last three years, the Company has entered into indirect financing agreements with a number of local automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. There were approximately $41.3 million of such loans included in the consumer loan total above for December 31, 1997 as compared with $15.8 million at December 31, 1996.

Commercial loan volumes experienced an increase of $30.2 million or 20% over the prior year and nonresidential real estate loans increased $50.5 million or 25%. Again in 1997 as in 1996, much of the new business was generated in the Company's new market areas.

The same interest rate and liquidity risks that apply to securities are also incurred in lending activity. Long-term fixed-rate loans are subject to market risk. The table in Note 14 to the Consolidated Financial Statements shows a very small difference between the carrying amount of loans and their market value. This occurs because the majority of the loans held by the Company have floating rates of interest. The floating rates are generally tied to the Company's base lending rate or to another market rate indicator so that they may be repriced as interest rates change. Loans that have fixed rates generally have relatively short maturities or amortize monthly which effectively lessens the market risk.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 1997, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 6--Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates
                                                               Due after
(in thousands)                                 Due in one     one year to     Due after
                                              year or less     five years     five years
                                              --------------------------------------------
Commercial, industrial, and agricultural
    Floating rate                             $   136,385    $       --    $        --
    Fixed rate                                     24,306        13,850          5,817
Real estate--construction and development
    Floating rate                                  19,531            --             --
    Fixed rate                                      1,593            --             --
Municipal tax-exempt obligations                      182         6,362          1,387
                                              -----------------------------------------
                                              $   181,997    $   20,212    $     7,204
                                              =========================================

The amortization and short maturities also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio.


TAX REFUND ANTICIPATION LOAN ("RAL") AND REFUND TRANSFER ("RT") PROGRAMS

As indicated in the overall summary at the beginning of this discussion, one of the reasons for the upward trend in earnings has been the RAL and RT programs. The Company is one of only three financial institutions to provide these products on a national basis. RAL's are a loan product; RT's are strictly an electronic transfer service.

The Company provides RAL's to taxpayers that file their returns electronically. The taxpayer requests a loan through a tax preparer, with the expected refund as the source of repayment. The application is subject to an automated credit review. If it passes, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to remit their refund to the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is sent by the Company to the taxpayer when received from the IRS. The withheld fee is recognized as income only after the loan is collected from the IRS payment. The Company does not earn interest based on the amount of the loan or the length of time it is outstanding. Instead, the Company collects a fee for each loan.

Losses are higher for RAL's than for most other loan types because the IRS may reject or partially disallow the refund. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than these RAL's. Many taxpayers make use of the service because they do not have a permanent mailing address at which to receive their refund. Therefore, if there is a problem with the return, collection efforts may be less effective than with local customers.

The Company has taken several steps to minimize losses from these loans. Preparers are screened before they are allowed to submit their electronic filings, procedures have been defined for the preparers to follow to ensure that the agreement signed by the taxpayer is a valid loan, and the preparers' IRS reject rates are monitored very carefully. If a preparer's rejects are above normal, he or she may be dropped from the program. If rejects are below expectations, the preparer may be paid an incentive fee.

In 1995, the program was severely impacted by some changes made by the IRS. Approximately $75.5 million was lent to taxpayers in 1995. Fees earned on the loans totaled $3.2 million, but net loan charge-offs through year-end totaled $4.0 million (5.32% of total loans).

Until the 1995 filing season, the Company had only extended loans to taxpayers after receiving an acknowledgment from the IRS that it had run several preliminary computer checks on the taxpayer for such items as a valid Social Security number and that there were no outstanding liens from the IRS against the taxpayer. However, for the 1995 filing season, the IRS eliminated that acknowledgment. To reduce the additional credit risk, the Company ran credit checks on all taxpayers who were new to the program in the 1995 filing year. While helpful, this step was not sufficient to mitigate the impact of eliminating the acknowledgment.

In addition, another change was made in IRS procedures during the 1995 tax filing season after the Company had made a large amount of loans. The IRS placed a moratorium on electronic payment of refunds which had Earned Income Tax Credit ("EIC") amounts. Initial payments were received from the IRS for the non-EIC portion of the refunds, but when the remainder of the refunds were eventually paid, frequently they were sent to the taxpayer rather than the Company. Without confirmation, and with significant uncertainty regarding whether the IRS would reimburse the Company for loans related to EIC, the Company began to restrict loans only to those taxpayers who met certain credit standards, and excluded the EIC related portion of any refund from the amount which it would lend. However, losses resulted from the loans the Company had already made.

The Company instituted substantial collection efforts with those taxpayers who could be contacted as soon as the problems were recognized. In addition, the Company entered into cooperative agreements with the other banks that would be making RAL's in 1996. Under those agreements, if a taxpayer owing money to one bank from a prior year applied for a loan from another bank, that second bank repaid the delinquent amount to the first bank before remitting the refund to the taxpayer. The Company's own collection efforts and these cooperative agreements resulted in collection in 1996 of $1.4 million from the 1995 losses.

In 1996, the RAL Program continued to operate under the relatively restrictive guidelines established by the Company in the middle of the 1995 season. In 1996, the Company made a total of $55.8 million in RAL loans. Interest income for the loans was $3.0 million. Gross charge-offs for 1996 were $1.1 million. Management believes the guidelines established in 1995 established prudent risk parameters which were reflected in the results of 1996 and 1997.

In 1997, the RAL Program extended approximately $223 million in loans. Total net charge-offs were $4.4 million or 1.97% of loans made. A significant portion of the charged-off loans are expected to be collected in 1998 under the continuing cooperative agreement between the banks providing this product.

Many taxpayers not qualifying for loans still have their returns filed electronically and wish to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. The Company earned approximately $2.9 million, $1.2 million, and $1.6 million in fees for 1997, 1996, and 1995 respectively for this refund transfer service.

In 1997, the total pre-tax earnings for these programs was $3.6 million compared with $2.1 million in 1996 and a pre-tax loss of about $683,000 in 1995.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 1997 and 1996, because all loans not collected from the IRS are charged-off before year-end. The fees earned on the loans are included in the accompanying income statements for 1997, 1996, and 1995 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.


ALLOWANCE FOR CREDIT LOSSES

Credit risk is inherent in the business of extending loans to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for credit losses through charges to earnings. The charges are shown in the Consolidated Income Statements as provision for credit losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. In this discussion, "loans" include the lease contracts purchased and originated by the Company.

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

There are limitations to any grading process. The first is that it is impracticable to grade every loan every quarter. Therefore, it is possible that some of the smaller currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. The second limitation is that grading must be done without knowing whether all relevant facts are at hand. Delinquent borrowers may deliberately or inadvertently omit important information from reports or conversations with lenders regarding their financial condition and the strength of repayment sources. The third limitation is that even for experienced reviewers, grading loans and estimating possible losses involve judgments about the present situation and the impact of potential future events. Eventual losses therefore may differ from the most recent estimate. Because of these limitations, the Company assumes that there are losses inherent in the current portfolio which will be sustained, but which have not been specifically identified to date. It therefore maintains the allowance at an amount larger than the total that is allocated as described above.

To the extent that the allowance is insufficient to cover the amounts allocated and its estimate of unidentified losses, Management records additional provision for credit loss. If the allowance is greater than appears to be required, less provision expense will be recorded.

The allowance allocation shown in Table 7, "Allocation of the Allowance for Credit Losses," should not be interpreted as an indication of the specific amounts or specific loan categories in which charge-offs did or may ultimately occur. There is no allocation of allowance to RAL's at December 31 because all loans unpaid are charged-off prior to year-end. At the bottom of the table is the ratio of the allowance for credit losses to total loans for each year.

TABLE 7--Allocation of the Allowance for Credit Losses
(amounts in thousands)             December 31, 1997         December 31, 1996       December 31, 1995
                               ---------------------------------------------------------------------------
                                           Percent of               Percent of                 Percent of
                                            Loans to                 Loans to                   Loans to
                                 Amount    Total Loans    Amount    Total Loans     Amount     Total Loans
                               ---------------------------------------------------------------------------
Commercial, industrial,
    and agricultural           $    2,827     20.9%    $    4,723       30.7%   $     6,048        25.2%
Real estate:
    Residential                     1,665     28.0            653       24.9            836        24.9
    Non-residential                 3,098     28.4          1,874       28.7          2,503        31.4
    Construction
      and development                 477      1.8            282        1.5            526         3.6
Home equity lines                     488      4.2            413        5.0            534         6.1
Consumer                            1,282      8.5            535        6.3            447         5.0
Leases                              1,246      6.9             --       --               --        --
Municipal tax-exempt
    obligations                        --      0.9             --        1.2             --         1.3
Other                                  --      0.4             92        1.7            126         2.5
Not specifically allocated         10,065     --            8,000       --            1,329        --
                               ---------------------------------------------------------------------------
Total allowance                $   21,148    100.%     $   16,572      100.%     $   12,349       100.%
                               ===========================================================================
Allowance for credit loss
    as percentage of
    year-end loans                 2.40%                       2.39%                        2.21%

Credit Losses

Table 8, "Summary of Credit Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years. This ratio was adversely impacted in the years prior to 1996 by problems with two large loan relationships and with the higher charge-offs in the RAL program. The low ratios in 1996 and 1997 show the positive impacts of the collection efforts and of other stricter credit review and administration procedures introduced in 1995. Declining levels of non-performing loans and increased recoveries of previously charged-off loans reflect a steady pattern of improvement in the credit quality of the Company's loan portfolio. The lower amount of charge-offs and higher levels of recoveries in recent years are also due to the improved economy. It is possible that 1997 represents the top of the credit cycle. Management realizes that the ratios of net charge-offs to loans seen in 1996 and 1997 are lower than may be experienced in future years.

TABLE 8--Summary of Credit Loss Experience
(in thousands)                                                    Year ended December 31
                                                     1997       1996       1995       1994       1993
                                                  -------------------------------------------------------
Balance of the allowance for
  credit loss at beginning of year                $   16,572 $   12,349 $   12,911 $   10,067 $     9,353
                                                  -------------------------------------------------------
Charge-offs:
  Real estate:
   Residential                                           332        822      1,086         --         --
   Non-residential                                        --        935      4,847         48         --
   Construction and development                           --         --         --         --      3,380
  Commercial, industrial, and agricultural             1,462        855        787        921      1,268
  Home equity lines                                       --        264         86        200         --
  Tax refund anticipation                              5,946      1,123      4,402      3,030        650
  Other consumer                                         665        269        394        345        570
  Municipal tax-exempt obligations                        --         --         --         --         --
                                                  -------------------------------------------------------
    Total charge-offs                                  8,405      4,268     11,602      4,544      5,868
                                                  -------------------------------------------------------

Recoveries:
  Real estate:
   Residential                                           235        155         22         --         --
   Non-residential                                     1,836      2,330         12         --         --
   Construction and development                           --         --         --         --          2
  Commercial, industrial, and agricultural               967        202        430        236        130
  Home equity lines                                      326         28         34         50         --
  Tax refund anticipation                              1,524      1,437        383        672         62
  Other consumer                                         319         75        235        173        238
  Municipal tax-exempt obligations                        --         --         --         --         --
                                                  -------------------------------------------------------
    Total recoveries                                   5,207      4,227      1,116      1,131        432
                                                  -------------------------------------------------------
Net charge-offs                                        3,198         41     10,486      3,413      5,436
Allowance for credit loss recorded
    in acquisition transactions                          794         --         --         --         --
Provision for credit losses charged to operations      6,980      4,264      9,924      6,257      6,150
                                                  -------------------------------------------------------
Balance at end of year                            $   21,148 $   16,572 $   12,349 $   12,911 $   10,067
                                                  =======================================================
Ratio of net charge-offs to
  average loans outstanding                             0.40%      0.01%      1.96%      0.71%      1.15%
Ratio of net charge-offs to
  average loans outstanding
  exclusive of RAL's                                   (0.16%)     0.06%      1.21%      0.22%      1.03%

There are only two other banks in the country that have national RAL programs, so the net charge-off ratios for the Company are not comparable with those of other institutions unless the RAL net charge-offs are eliminated. The ratios of the net charge-offs to average loans and losses exclusive of RAL's for the years of 1993 through 1997 are also shown. The corresponding ratios for the Company's FDIC peers are 1.03% for the first nine months of 1997, 0.89% for 1996, 0.69% for 1995, 0.54% for 1994, and 0.92% for 1993 (Note A).


NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 9 summarizes the Company's nonaccrual and past due loans for the last five years.

TABLE 9--Nonaccrual and Past Due Loans
(dollars in thousands)                                        Year ended December 31
                                                1997         1996         1995         1994         1993
                                            -------------------------------------------------------------
Nonaccrual                                  $   9,095    $   7,027    $   8,972    $   6,326    $   3,126
90 days or more past due                          812        1,420          395        1,290          862
                                            -------------------------------------------------------------
Total noncurrent loans                      $   9,907    $   8,447    $   9,367    $   7,616    $   3,988
                                            =============================================================
Total noncurrent loans as per-
  centage of the total loan portfolio           1.12%        1.23%        1.68%        1.52%        0.86%
Allowance for credit loss as a percentage
  of noncurrent loans                            213%         196%         132%         170%         252%


Past Due Loans: Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and a diversity of consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. Collection efforts are being pursued on all nonaccrual loans.

The trend from 1993 to mid-1995 was an increase in total noncurrent loans, reaching a high of $15.4 million at the end of the second quarter. Charge-offs, repayments by the borrowers, and strengthened credit administration, review, and analysis functions account for the decrease to $8.4 million at year-end 1996. The total is up slightly at the end of 1997 to $9.9 million because of noncurrent loans acquired in the FVB and CSB transactions, but as a percentage of total loans, noncurrent loans have continued to decrease. The Company's ratio of noncurrent loans to total loans of 1.12% at the end of 1997 is the same as its FDIC peers' ratio of 1.12%. The Company's allowance for credit loss as a percentage of non-current loans is 213% at December 31, 1997 as compared to its FDIC peer group ratio of 195% .

Table 10 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 10--Foregone Interest
(in thousands)                                                          Year ended December 31
                                                                    1997         1996         1995
                                                                -----------------------------------
Interest that would have been recorded under original terms     $   1,712    $   1,354    $  1,291
Gross interest recorded                                               930          885         753
                                                                -----------------------------------
Foregone interest                                               $     782    $     469    $    538
                                                                ===================================

Restructured Loans: The only restructured loans the Company has had at the end of each of the last five years are reported above in the total of nonaccrual loans.

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

At year-end 1997, these loans amounted to $2.5 million or 0.2% of the portfolio. The corresponding amounts for 1996 and 1995 were $9.1 million or 1.3% of the portfolio and $13.8 million or 2.5% of the portfolio, respectively. The 1997 amount is comprised of loans of all types. At year-end 1997, approximately $520,000 of the allowance for credit losses--approximately 21% of the outstanding balance of potential problem loans--has been allocated to cover potential losses from these loans.


OTHER LOAN PORTFOLIO INFORMATION

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not have nor has it ever had any foreign loans in its loan portfolio.

Participations: Occasionally, the Company will sell or purchase a portion of a loan to or from another bank. Banks usually sell a portion of a loan as a means of staying within their maximum limit for loans to any one borrower. A portion of another bank's loan may be purchased by the Company as an accommodation to another bank unable to lend the whole amount under its regulatory lending limit to its borrower. However, this would be done only if the loan also represents a good investment for the Company. In these cases, the Company conducts its own independent credit review prior to committing to purchase.

Loan to Value Ratio: The Company follows a policy of limiting the loan to collateral value ratio for real estate construction and development loans. Depending on the type of project, policy limits range from 60-90% of the appraised value of the collateral. For permanent real estate loans, the policy limits generally are 75% of the appraised value for commercial property loans and 80% for residential real estate property loans. Mortgage insurance is generally required on most residential real estate loans with a loan to value in excess of 80%. Such loans, which can reach up to 90% loan to appraised value, are strictly underwritten according to mortgage insurance standards. The above policy limits are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate, or when the exception is temporary, or when other special circumstances apply. There are other specific loan to collateral limits for commercial, industrial and agricultural loans which are secured by non-real estate collateral. The adequacy of such limits is generally established based on outside asset valuations and/or by an assessment of the financial condition and cash flow of the borrower, and the purpose of the loan. Consumer loans which are secured by collateral also have loan to collateral limits which are based on the loan type and amount, the nature of the collateral, and other financial factors on the borrower.

Loan Concentrations: The concentration profile of the Company's loans is discussed in Note 18 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights: The Company sells or brokers most of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. These loans are made to accommodate the borrower, but are sold to mitigate the market risk inherent in fixed-rate assets. Most are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. In May, 1995, the FASB issued Statement of Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. This statement requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. This statement is effective for fiscal years beginning after December 15, 1995. The Company adopted this statement on January 1, 1996. For loans originated for sale, the Statement requires that a portion of the investment in the loan be ascribed to the right to receive this fee for servicing and that this value be recorded as a separate asset.


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

TABLE 11--Detailed Deposit Summary
(dollars in thousands)                                            Year ended December 31
                                                 1997                       1996                       1995
                                      --------------------------------------------------------------------------------
                                         Average                     Average                    Average
                                         Balance      Rate           Balance       Rate         Balance      Rate
                                      --------------------------------------------------------------------------------
NOW accounts                          $     160,776   1.13 %      $   132,809      1.%3      $   126,883     1.%6
Money market deposit accounts               420,482   3.76 %          412,350      4.03          375,227     4.44
Savings accounts                            108,456   2.30 %           91,382      2.34          100,551     2.42
Time certificates of deposit for
    less than $100,000 and IRA's            230,088   5.60 %          169,095      5.59          154,234     5.53
Time certificates of deposit for
    $100,000 or more                        116,863   5.33 %           74,584      5.25           57,822     5.09
                                      --------------              --------------              -------------
Interest-bearing deposits                 1,036,665   3.%8 %          880,220      3.%5          814,717     3.%3
Demand deposits                             204,075                   153,876                    132,095
                                      --------------              --------------              -------------
                                      $    1,240,740              $ 1,034,096                $  946,812
                                      ==============              ==============              =============

The average rate paid on all deposits, which had decreased from 3.93% in 1995 to 3.75% in 1996, remained virtually unchanged in 1997. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates. Administered rate deposit accounts like NOW, MMDA, and savings, are those products which the institution can reprice at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced will bear the new rate. There was some decline in market rates in the latter part of 1997 and this is most reflected in the decline in MMDA.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 11, however, this is not the case. There are two primary reasons for this anomaly.

First, loan demand has been low in the California economy. With less need for funds to lend, the Company has been reluctant to offer premium rates to encourage large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, such as Federal funds. Since Federal funds sold earned less than 6% during almost all of the last three years, the spread between the cost of premium rate CD's and the earnings on the potential uses of the funds is very small. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

Table 12 discloses the distribution of maturities of CD's of $100,000 or more at the end of each of the last three years. While the total balances of these accounts have increased, there is an obvious shortening of maturities. For the reasons discussed above, the Company has been unwilling to commit to the higher rates necessary for customers to want to choose longer term instruments.

TABLE 12--Maturity Distribution of Time
Certificates of Deposit of $100,000 or More
(in thousands)                                         December 31
                                           1997            1996           1995
                                       --------------------------------------------
Three months or less                    $  64,663       $ 40,868       $  21,938
Over three months through six months       36,010         21,446          17,364
Over six months through one year           41,954         17,118          24,179
Over one year                              21,794         15,745          12,957
                                       --------------------------------------------
                                        $ 164,421       $ 95,177       $  76,438
                                       ============================================

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by some of the securities in the Company's portfolios. Some banks use these agreements to borrow from other banks in order to provide temporary liquidity. In contrast, the Company almost exclusively provides these instruments in amounts over $100,000 to business customers for their cash management. Most of the agreements are for terms of a few weeks to 90 days. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. Information about the balances and rates paid is shown in Note 10 to the Consolidated Financial Statements. The average rate paid in 1997 of 4.54% was slightly higher than the 4.40% for 1996. The average balance for these arrangements varies with economic activity as these customers have more or less cash to invest. The increased averages during 1997 and 1996 reflected the improved local economy and lower rates offered on deposit products.

Federal funds purchased are a form of overnight borrowing from other banks. The Company purchases funds each day to accommodate other local community banks on the Central Coast that have excess cash to invest overnight. The related interest expense is tied to the rate that the Company receives for its excess cash sold as Federal funds to larger financial institutions. Information on the balances and rates paid for these funds is also disclosed in Note 10 to the Consolidated Financial Statements. During the last three years, the Company has occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. Because these are overnight borrowings, the average rate paid to various parties on any one day may vary substantially from the average rate for the year. Typically, the Federal funds rate is quite volatile on the last day of the year. This accounts for the high rate paid on these funds the last day of both 1996 and 1997. The Company received correspondingly higher interest on the Federal funds it sold those days.


OTHER REAL ESTATE OWNED

Real property owned by the Company which was acquired in foreclosure proceedings is termed Other Real Estate Owned or OREO. The amount of OREO held at year-end in 1996 and 1995 was $1,629,000 and $1,785,000 respectively. The decrease from 1995 to 1996 resulted because additions due to foreclosures of $1,559,000 were less than sales of $1,648,000 and valuation reduction of $67,000. As explained in Note 1 to the Consolidated Financial Statements, the Company held some properties at December 31, 1997, but had written their carrying value down to zero to reflect the uncertainty of realizing any proceeds from their disposal.

As part of the loan application process, the Company reviews all real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.


NON-EARNING ASSETS

For a bank, non-earning assets are those assets like cash reserves, equipment, and premises which do not earn interest. This ratio is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in non-earning assets lessens the amount of interest that may be earned or requires investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management believes that a low level of non-earning assets is part of a prudent asset and liability management strategy to reduce volatility in the earnings of the Company. Non-earning assets have declined during the last three years from an average of 5.55% in 1995 and 5.07% in 1996 to an average of 4.67% in 1997. As a result of the two acquisitions noted above, the Company recorded approximately $17 million in goodwill and approximately $3 million in premises, equipment and other non-earning assets. Since these additions of non-earning assets were included for only part of 1997, it is expected that the ratio will be higher in 1998 than in 1997. The lower ratio in 1997 is more pronounced due to the implementation in December 1996 of a reclassification of a large proportion of the Company's transaction accounts. This has reduced the amount of cash reserves which do not earn interest that must be held against these accounts. This reclassification will show benefit in future years and will therefore offset a portion of the impact of the addition of goodwill to non-earning assets.

As of September 30, 1997, the average ratio of non-earning assets to total assets for bank holding companies of comparable size was 7.06%. Using the Company's average asset size and average rate of 5.64% earned in 1997 on money market investments, having an extra 2.39% of assets earning interest meant the Company had $34.4 million more in earning assets compared with its peers and earned $1.9 million in pre-tax income on those assets. These additional earnings are somewhat offset by higher lease expense, additional equipment cost, and occasional losses taken on quick sales of foreclosed property. Overall, however, Management believes that these steps give the Company an earnings advantage. This efficient use of assets allows the Company to produce a given amount of revenue with substantially less risk than its competition as additional deposits or borrowings do not have to be obtained to fund the assets generating the revenue.


OTHER OPERATING INCOME

Fees earned by the Trust and Investment Services Division remain the largest component of other operating income, reaching $10.0 million in 1997. Fees increased by $1,544,000 or 18% over 1996. The market value of assets under administration--on which the majority of fees are based--increased from $1.6 billion at the end of 1996 to $1.8 billion at the end of 1997. Included within total fees were $1,031,000 for trusteeship of employee benefit plans and $350,000 from the sales of mutual funds and annuities. The Company provides assistance to customers to determine what investments would best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The funds and annuities are not operated by the Company, but instead are managed by registered investment companies. The Division also provides investment management services to individuals and organizations.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is tax refund transfer fee income which totaled $2.9 million in 1997. As explained in the previous discussion on RAL's, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income in 1998 and beyond.

The Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.


OTHER OPERATING EXPENSE

Total other operating expenses have increased over the last three years as the Company has grown. These expenses are often calculated as a proportion of total assets as a means of comparing their level with other financial institutions. As a percentage of average earning assets, these expenses have risen slightly in 1997 to 4.38% from 4.13% and 4.11% for 1996 and 1995, respectively. These ratios are higher compared to the average ratio of 4.07% for its FDIC peer group for the first nine months of 1997 for several reasons.

The first is that it is exceptional for a financial institution the size of the Company to have such a large trust division. The expenses of this division (approximately $5.2 million in 1997) are included in the general category of other operating expenses (the numerator of the ratio), but the only earning assets associated with the division (the denominator of the ratio) arise from trust customer funds deposited with the Company, which averaged $62.3 million in 1997.

The second reason is the high proportion of premises leased rather than owned by the Company. There is increased lease expense, but, as noted above, by not committing funds to the purchase of premises, the Company is able to substantially increase its net interest income.

The third reason is the nonrecurring expense incurred in connection with the acquisitions of FVB and CSB. Most of these expenses were recognized in 1997 while the Company benefited for only three quarters from the assets obtained from FVB and only one quarter from the assets obtained from CSB.

An alternative ratio to use in comparing the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio, which takes into account the trust fee income and interest income available by not owning premises, measures how much noninterest expense is spent in earning a dollar of revenue. The Company spent 59.0 cents in 1997 for each dollar of revenue compared to 56.3 cents for its FDIC peers. The acquisition expenses account for just under 1 cent of the difference. Along with the generation of noninterest income, expense control has been set as a priority for 1998.

Within the whole category of other operating expense, salary and benefit expenses have increased 40.4% from 1995 to 1997 compared to a 34.6% increase in average earning assets for the same period. In most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered). The number of staff has increased for several reasons. In addition to the eight new offices acquired in the FVB and CSB transactions, six new branch offices have been opened since the start of 1993. It generally takes several years for new offices to attract sufficient deposits to offset the personnel expense.

Net occupancy and equipment expense have increased from 1995 to 1997 by 29.1% because of some branch office renovation, increases in lease rent, upgrading of equipment to handle increased transaction volumes and to maintain technological competitiveness, and the addition of new offices.


CAPITAL RESOURCES

Under current regulatory definitions, the Company is "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Capital Adequacy Standards

The primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy is meant to accomplish several ends: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets.

The Company, as a bank holding company, is required by the FRB to maintain a risk-based capital ratio of at least 8.0%. At the end of 1997, the Company's ratio was 11.3%. The minimum levels established by the FRB, the minimum levels necessary to be considered well capitalized by regulatory definition and the Company's ratios as of December 31, 1997 are presented in Note 17. It is Management's intent to maintain capital in excess of the well capitalized requirement. As of year-end all ratios exceed this threshold. The Bank is required to maintain a risk-based capital ratio of 8.0%. The Bank's ratio is slightly higher than the Company's, and at the end of 1997, its ratio was 11.4%. Sanbarco has no minimum capital requirements.

The risk-based capital ratio is strongly impacted by the management of the securities portfolios because the U.S. Treasury securities are assigned a zero risk weighting and other instruments in which the Company has often placed a significant amount of funds--U.S. agency securities, state and municipal securities, Federal funds sold, and bankers' acceptances--have a 20% risk weighting. The Company's ratio decreased from 18.0% for year-end 1995 to 16.5% for year-end 1996 due mainly to growth in the balance sheet as a result of the lease portfolio purchase of approximately $59 million. Lease assets are 100% risk weighted and the resultant growth in risk weighted assets was at a greater rate than the growth in risk based capital and therefore the ratio declined. The decrease to 11.3% was the result of the two acquisitions and a continuation of the shift in the securities portfolios to 20% risk weighted assets.

The FVB and CSB acquisitions were specifically structured so that only cash consideration was paid to their shareholders in order that the earnings from the additional net assets would not be diluted by the issuance of additional shares.

Although total capital did not change as a result of the purchase of FVB and CSB since the consideration paid was cash only, Tier 1 capital and total risked-based capital were reduced by the amount of goodwill recognized.

Future Sources and Uses of Capital and Expected Ratios

The Company is trying to increase loans as a percentage of total assets in order to increase net interest income. Except for most 1-4 family residential loans, loans are risk-weighted at 100%. If Management's projections for loan growth are reached in 1998, the Company's risk-based capital ratio should decrease. However, Management anticipates that the Company and the Bank will continue to exceed the minimum standards for well capitalized institutions because of sustained growth in capital resources.

Net income has provided $46.2 million in capital in the last three years. Of this amount, $17.1 million, or 36.9% was distributed in dividends.

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

The net increase to capital from the exercise of options is lessened by the ability of employees to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 1997, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $2,409,000 or 22.8% percent of the net growth in shareholders' equity in that year. At December 31, 1997, there were approximately 319,000 options outstanding and exercisable at less than the current market price, with an average exercise price of $28.39. This represents a potential addition to capital of $9.1 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $9.1 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

Tender Offer and Other Share Repurchases

As disclosed in Note 9 to the accompanying Consolidated Financial Statements, in January 1997 the company offered to purchase up to 500,000 shares of common stock duly tendered by February 21, 1997. The number of shares tendered on that date were 65,247 or 0.9% of the then outstanding shares. The Company paid $30.00 per share or approximately $2.0 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital in 1997. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; and 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current and anticipated needs.

The Company also repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. In 1997, the Company repurchased approximately 135,000 shares to offset the effect of the exercise of stock options of 168,000 shares.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1997, except as reported in Note 19 to the Consolidated Financial Statements. Legal limitations on the ability of the Bank to declare dividends to the Bancorp are discussed in Note 17.


REGULATION

The Company is strongly impacted by regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open, close, or relocate offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. FDICIA became effective in 1992. FDICIA required banks to meet new capitalization standards, follow stringent outside audit rules, and establish stricter internal controls. There were also new requirements to ensure that the Audit Committee of the Board of Directors is independent.

The Bank is required by the provisions of the federal Community Reinvestment Act ("CRA"), to make significant efforts to ensure that access to banking services is available to every segment of the community. The Bank is also required to comply with the provision of various other consumer legislation and regulations. The Company and the Bank must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

The FRB and the California Department of Financial Institutions conduct periodic examinations of the Company and the Bank to verify that the reporting is accurate and to ascertain that the Company and the Bank are in compliance with regulations.

The FRB may take action against a bank holding company or a bank should find that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank which is not acting in a safe and sound manner. Given the strong capital position and performance of the Company and the Bank, Management does not expect to be impacted by these types of restrictions in the foreseeable future.


IMPACT OF INFLATION

Inflation has been minimal for the last several years and has had little or no impact on the financial condition and results of operations of the Company during the periods discussed here.


LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented in the market place.

The Company's objective is to ensure adequate liquidity at all times by maintaining liquid assets (asset liquidity), by being able to raise deposits and liabilities (liability liquidity), and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and lost opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets.

As indicated in the Consolidated Statements of Cash Flows, the principal sources of cash for the Company have been interest payments received on loans and investments, proceeds from the maturity or sale of securities and bankers' acceptances, and the growth in deposits.

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

Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity include the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the Federal Home Loan Bank for short-term advances, and access to the Federal Reserve Bank's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RAL's.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months. Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities, term repurchase agreements, and term advances from the Federal Home Loan Bank. The Company monitors the cash flow needs of the next few months and determines that the sources are adequate to provide for these cash needs.

Long term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long term liquidity sources include initiating special programs to increase core deposits in expanded market areas, reducing the size of securities portfolios, taking long-term advances from the Federal Home Loan Bank, securitizing loans, and accessing capital markets. An example of coordinating a source of long term liquidity with asset/liability management was the borrowing of $38 million from the Federal Home Loan Bank in December 1996 to fund a portion of the lease portfolio purchase. Had the Company used immediate or intermediate sources of liquidity to fund the whole purchase, the negative gap for the next three months would have been larger, subjecting the Company to greater exposure from rising interest rates.


INCOME TAX EXPENSE

Income tax expense is the sum of two components, the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Income Statements. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for taxes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. For its financial statements, the Company recognizes income as the discount is accreted. For its tax return, however, the Company can defer the recognition of income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes, which results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company's ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured and no valuation allowance is needed.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 8 to the accompanying Consolidated Financial Statements.

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

The Company has substantial differences between book income and taxable income due to the temporary differences noted above and due to permanent differences like the tax-exempt income from state and municipal securities. These differences were not sufficient in 1996 or 1997 to trigger the AMT rate but it did pay taxes under AMT in 1995. The extra tax paid under the AMT calculation for 1995 was allowable as a credit against 1996 taxes. The lowest effective tax rate for the Company occurs at the point that the regular tax computation and the AMT computation result in the same tax amount. The Company therefore tries to stay very close to this crossover point. In these circumstances, the Company carefully considers the impact of new purchases of tax-exempt securities and other transactions which might cause the AMT to come into effect.


COMMON STOCK PRICES AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 5. The Company's stock is listed on the NASDAQ National Market System. The trading symbol is SABB. Stock prices represent trading activity through the National Market System. Near the end of June 1997, the Company's stock was added to the Russell 2000 stock index. As a number of index funds purchased the stock to match the index, the volume and price increased rapidly for a short time.

The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. For the years 1997, 1996, and 1995, the Company has declared dividends which were 37.0%, 34.6%, and 40.3%, respectively, of its net income. The most recent information for the Company's peers shows an average payout ratio of 26.6%.


YEAR 2000

The Company is in the process of addressing the possible exposures related to the impact of the Year 2000. Key financial, information and operational systems have been assessed and detailed plans have been developed to ensure that Year 2000 systems modifications will be in place by December 1998. As most of the critical software is purchased from vendors which have either already begun to make the necessary changes or will be doing so over the next year, the Company is concentrating its efforts on implementing and initial testing of "Year 2000 Compliant" systems in 1998. Full system testing will be performed in 1999. Critical software that is not Year 2000 compliant will be replaced. The Company has budgeted approximately $1.7 million in 1998 to address the Year 2000 issue. Most of this cost first relates to the assignment of internal staff rather than the hiring of outside consultants or additional staff and second to the purchase of equipment and software, the cost of which will be amortized over a number of years. Management therefore does not anticipate a material impact to the Company's results of operations or financial position. A similar amount is likely to be spent in 1999.


NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE A

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its FDIC peers. For 1997, the peer group generally is all FDIC banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 1997, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

The peer group information for the dividend payout ratio is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 1997.

NOTE B

For Tables 2 and 4, the yield on tax-exempt state and municipal securities has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as "Tax equivalent income included in interest income from nontaxable securities and loans."

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

NOTE F

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1997, 1 year Treasury notes sold at a price that yielded 5.48% while 30 year notes sold at a price that yielded 5.92%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter" when there is not as much of a difference.


NOTE G

While banker's acceptances generally result from the financing of a shipment of goods between a particular purchaser and seller, in financial markets they function as a negotiable short-term debt instrument.

Item 8.     Financial Statements and Supplementary Data

The following audited Consolidated Financial Statements and related documents are included in this Annual Report on Form 10-K on the pages indicated:

Management's Responsibility for Financial Reporting             35
Report of Independent Public Accountants                        36
Consolidated Balance Sheets as of December 31, 1997 and 1996 37 Consolidated Statements of Income for the years ended
   December 31, 1997, 1996, and 1995                            38
Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1997, 1996, and 1995        39
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996, and 1995                            40
Notes to Consolidated Financial Statements                      41

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data                                        65

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Management of Santa Barbara Bancorp is responsible for the preparation, integrity, and fair presentation of the Company's annual financial statements and related financial data contained in this report. With the exception that some of the information in Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a tax equivalent basis to improve comparability, all information has been prepared in accordance with generally accepted accounting principles and, as such, includes certain amounts that are based on Management's best estimates and judgments. The consolidated financial statements presented on pages 37 through 40 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1997, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1997, Santa Barbara Bancorp's internal control structure was effective in achieving the objectives stated above.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which were designated by the Federal Deposit Insurance Corporation. These are federal and state laws and regulations concerning dividend restrictions and loans to insiders. Management assessed the Company's compliance with these laws and regulations. Based on this assessment, Management believes that in all significant respects the Company complied with these designated laws and regulations during the year ended December 31, 1997.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors

We have audited the accompanying consolidated balance sheets of Santa Barbara Bancorp (a California corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Santa Barbara Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Barbara Bancorp and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Los Angeles, California
January 30, 1998

                     Santa Barbara Bancorp and Subsidiaries
                          Consolidated Balance Sheets
                                 (in thousands)
                                                                         December 31
                                                                    1997            1996
Assets:
   Cash and due from banks (Note 5)                          $     67,799   $      51,181
   Federal funds sold                                              48,000          70,000
      Total cash and cash equivalents                             115,799         121,181
   Securities (approximate market value of $525,447
        in 1997 and $431,109 in 1996) (Note 2):
      Held-to-maturity                                            222,350         276,359
      Available-for-sale                                          286,998         141,679
        Total securities                                          509,348         418,038
   Bankers' acceptances                                            49,400          64,732
   Loans (Note 3)                                                 881,548         684,167
      Less: allowance for credit losses (Note 4)                   21,148          16,572
        Net loans                                                 860,400         667,595
   Premises and equipment, net (Note 6)                            13,595           6,835
   Accrued interest receivable                                     10,328           8,503
   Other assets (Notes 8 & 19)                                     33,516          14,436
          Total assets                                       $  1,592,386    $  1,301,320

Liabilities:
   Deposits (Note 7):
      Noninterest bearing demand deposits                    $    265,751    $    178,511
      Interest bearing deposits                                 1,138,404       1,934,572
        Total deposits                                          1,404,155       1,113,083
   Securities sold under agreements to repurchase
      and Federal funds purchased (Note 10)                        21,293          33,490
   Long-term debt and other borrowings (Note 11)                   39,000          39,000
   Accrued interest payable and
      other liabilities (Notes 8, 13, and 15)                       9,772           8,154
          Total liabilities                                     1,474,220       1,193,727

Commitments and contingencies (Note 18)
Shareholders' equity (Notes 9, 13 and 17):
   Common stock -- no par value, $0.67 stated value; shares
      authorized: 20,000; shares issued and outstanding
      7,621 in 1997 and 7,588 in 1996.                              5,081           5,059
   Surplus                                                         32,790          35,415
   Unrealized gain on securities
      available-for-sale, net of tax (Notes 1 and 2)                  496               2
   Retained earnings                                               79,799          67,117
      Total shareholders' equity                                  118,166         107,593
          Total liabilities and shareholders' equity         $  1,592,386    $  1,301,320

The accompanying notes are an integral part of these consolidated balance sheets.

                     Santa Barbara Bancorp and Subsidiaries
                       Consolidated Statements of Income
                   (in thousands, except for per share data)

                                                                           Year Ended December 31
                                                                        1997        1996        1995
Interest income:
    Interest and fees on loans (Note 3)                                $79,141     $56,791     $52,649
    Interest on securities:
      U.S. Treasury obligations                                         12,866      14,035      12,447
      U.S. agency obligations                                            2,404       3,710       3,680
      State and municipal securities                                     7,661        ,615       6,973
      Collateralized mortgage obligations                                3,449       1,453          --
      Asset-backed securities                                              181          --          --
      Equity securities                                                    445          46          14
    Interest on Federal funds sold and securities
      purchased under agreement to resell                                4,654       3,128       3,131
    Interest on bankers' acceptances                                     4,134       3,800       3,294
        Total interest income                                          114,935      89,578      82,188
Interest expense:
    Interest on deposits (Note 7)                                       39,226      33,006      32,035
    Interest on securities sold under agreements to
      repurchase and Federal funds purchased (Note 10)                   1,510       1,897       1,474
    Interest on long-term debt and other borrowings (Note 11)            2,469         146          74
        Total interest expense                                          43,205      35,049      33,583
Net interest income                                                     71,730      54,529      48,605
Provision for credit losses (Notes 1 and 4)                              6,980       4,264       9,924
Net interest income after provision for credit losses                   64,750      50,265      38,681
Other operating income:
    Service charges on deposit accounts                                  5,471       4,594       4,255
    Trust fees (Note 1)                                                  9,985       8,441       7,020
    Other service charges, commissions and fees (Note 12)                9,192       6,107       5,959
    Net loss on sales and calls of securities (Notes 1, 2, and 8)         (406)       (753)        (99)
    Other income                                                           902         553         553
        Total other operating income                                    25,144      18,942      17,688
Other operating expense:
    Salaries and other compensation (Note 16)                           25,215      20,706      18,402
    Employee benefits (Notes 13 and 15)                                  6,610       5,446       4,253
    Net occupancy expense (Notes 6 and 18)                               5,241       4,550       4,257
    Equipment rental, depreciation and maintenance (Note 6)              3,625       2,564       2,611
    Other operating expense (Note 12)                                   19,414      13,323      12,446
        Total other operating expense                                   60,105      46,589      41,969
Income before provision for income taxes                                29,789      22,618      14,400
Provision for income taxes (Note 8)                                      9,653       6,953       3,985
Net income                                                             $20,136     $15,665     $10,415
Basic earnings per share                                               $  2.65     $  2.05     $  1.36
Diluted earnings per share                                             $  2.58     $  2.01     $  1.33

The accompanying notes are an integral part of these consolidated statements.

                     Santa Barbara Bancorp and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                 (in thousands)

                                                                         Unrealized
                                                                       Gain (Loss) on
                                                                         Securities
                                            Common Stock                  Available-   Retained
                                          Shares    Amount    Surplus      for-Sale    Earnings      Total
Balance, December 31, 1994                 7,689    $5,126    $39,683     $(1,496)     $50,647     $ 93,960
Activitiy for 1995:
   Exercise of employee
    stock options (Note 9)                    48        29        425          --           --          454
   Retirement of
    common stock (Note 9)                    (58)      (36)      (917)         --           --         (953)
   Cash dividends declared
    at $0.55 per share                        --        --         --          --       (4,196)      (4,196)
   Changes in unrealized gain
    (loss) on securities
    available-for-sale                        --        --         --       1,317           --        1,317
   Net income                                 --        --         --          --       10,415       10,415
Balance, December 31, 1995                 7,679     5,119     39,191        (179)      56,866      100,997
Activity for 1996:
   Exercise of employee
    stock options (Note 9)                    97        65      1,081          --           --        1,146
   Retirement of
    common stock (Note 9)                   (188)     (125)    (4,857)         --           --       (4,982)
   Cash dividends declared
    at $0.71 per share                        --        --         --          --       (5,414)      (5,414)
   Changes in unrealized gain
    (loss) on securities
    available-for-sale                        --        --         --         181           --          181
   Net income                                 --        --         --          --       15,665       15,665
Balance, December 31, 1996                 7,588     5,059     35,415           2       67,117      107,593
Activity for 1997:
   Exercise of employee
    stock options (Note 9)                   168       112      2,297          --           --        2,409
   Retirement of
    common stock (Note 9)                   (135)      (90)    (4,922)         --           --       (5,012)
   Cash dividends declared
    at $0.98 per share                        --        --         --          --       (7,454)      (7,454)
   Changes in unrealized gain
    (loss) on securities
    available-for-sale                        --        --         --         494           --          494
   Net income                                 --        --         --          --       20,136       20,136

Balance, December 31, 1997                 7,621    $5,081    $32,790     $   496      $79,799     $118,166

The accompanying notes are an integral part of these consolidated statements.

                     Santa Barbara Bancorp and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Year Ended December 31
Increase (decrease) in cash and cash equivalents (Note1):                   1997        1996       1995
       Net income                                                      $   20,136 $    15,665 $   10,415
   Adjustments to reconcile net income to net cash
      provided by operations:
    Depreciation and amortization                                           3,718       2,067      2,041
    Provision for loan and lease losses                                     6,980       4,264      9,924
    (Benefit) provision for deferred income taxes                          (1,946)     (2,508)       795
    Net recovery on other real estate owned                                    87         (52)       (40)
    Net amortization of discounts and premiums for
      securities and bankers' acceptances                                  (4,449)     (2,524)    (1,038)
    Net change in deferred loan origination fees and costs                    420         223        102
    (Increase) decrease in accrued interest receivable                        (48)       (522)       149
    (Decrease) increase in accrued interest payable                          (133)        103        334
    Net loss on sales and calls of securities                                 417         753         99
    Increase in service fees and other income receivable                      123         796        140
    (Increase) decrease in income taxes receivable                         (1,478)         94       (181)
    Other operating activities                                                365       3,127     (1,113)
    Net cash provided by operating activities                              24,192      21,486     21,627
Cash flows from investing activities:
   Purchase of common stock of First Valley
    Bank and Citizens State Bank (Note 19)                                (42,270)         --         --
   Proceeds from sales, calls, and maturities
    of securities (Note 2)                                                209,173     211,201    168,731
   Purchase of securities (Note 2)                                       (229,767)   (268,757)  (136,320)
   Proceeds from sale or maturity of bankers' acceptances                 170,415     256,025    118,332
   Purchase of bankers' acceptances                                      (155,084)   (182,139)  (176,856)
   Net increase in loans made to customers                                (94,566)   (127,260)   (72,520)
   Disposition of property from defaulted loans                             1,799       1,670        383
   Purchase or investment in premises and equipment                        (5,641)       (752)    (2,799)
    Net cash used in investing activities                                (145,941)   (110,012)  (101,049)
Cash flows from financing activities:
   Net increase in deposits                                               100,882      59,063     97,303
   Net (decrease) increase in borrowings
    with maturities of 90 days or less                                    (14,167)    (18,035)    41,829
   Net increase in long-term debt                                              --      37,791         --
   Proceeds from issuance of common stock (Note 9)                          2,409       1,146        454
   Payments to retire common stock (Note 9)                                (5,012)     (4,982)      (953)
   Dividends paid                                                          (6,990)     (5,022)    (4,095)
    Net cash provided by financing activities                              77,122      69,961    134,538
Net (decrease) increase in cash and cash equivalents                      (44,627)    (18,565)    55,116
Cash and cash equivalents at beginning of period                          121,181     139,746     84,630
Cash and cash equivalents acquired in acquisitions                         39,245          --         --
Cash and cash equivalents at end of period                             $  115,799 $   121,181 $  139,746

Supplemental disclosure:
   Interest paid during the year                                       $   43,340 $    34,946 $   33,917
   Income taxes paid during the year                                   $   10,229 $     8,425 $    3,110
   Non-cash additions to other real estate owned (Note 1)              $      220 $     1,774 $    1,446
   Non-cash transaction for net addition to (release from) senior
    debt on OREO upon foreclosure (disposal) of properties             $       -- $        -- $      209

The accompanying notes are an integral part of these consolidated statements.

                     Santa Barbara Bancorp and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies


Nature of Operations

SANTA BARBARA BANCORP (the "Company") is a bank holding company organized under the laws of California. Its principal subsidiary, Santa Barbara Bank & Trust (the "Bank") provides a full range of commercial banking and trust management services to individuals and business enterprises. Its offices are located in Santa Barbara County and in western Ventura County. The banking services include making commercial, leasing, consumer, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The Bank offers safe deposit boxes, travelers checks, money orders, and cashiers checks. The Bank also provides escrow and foreign exchange services to its customers. A wide range of wealth management services are offered through the Bank's Trust and Investment Services division. The Company's other subsidiary is Sanbarco Mortgage Company. Its primary business activities are directed to brokering commercial real estate loans and servicing those loans for a fee. While these activities are not material in relation to the consolidated financial position or results, they were organized into a separate company to limit possible exposure to the Bank.


Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries are in accordance with generally accepted accounting principles ("GAAP") and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated.

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

The Company's securities which are classified as held-to-maturity are carried at amortized historical cost. This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost. Premium is the excess of cost over the face value of the security. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets for the years ended December 31, 1997 and 1996 at their fair value. The net unrecognized gain or loss for these securities is reported on the consolidated balance sheets as a separate component of equity, net of the tax effect.


Loans, Fees, and Allowance for Credit Losses

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is accrued on a simple interest basis. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or additions to the loan principal if the deferred costs are greater than deferred fees.

The Company has established a valuation allowance for those loans which are impaired. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate; (2) by observing the loan's market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

Under GAAP, the Company is permitted to determine the valuation allowance for impaired loans on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance on a loan-by-loan basis.

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

In addition to the allowance for impaired loans, the Company also provides an allowance for losses for loans that are not identified as impaired. This allowance is intended to provide for losses that occur in large groups of smaller balance loans, the individual credit quality of which is impracticable to review at each period end, and for losses inherent in loans of all types but which have not been specifically identified as of the period end. The allowances for impaired loans and for other loans are reported together as allowance for credit loss in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996 and in Note 4. The allowance for credit losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.


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


Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") became effective for the Company as of December 31, 1997. Earnings per share for all periods presented in the Consolidated Statements of Income are computed in accordance with the provisions of this statement, and are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. SFAS 128 requires the restatement of earnings per share for all prior periods presented in the Company's financial statements. A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 16.


Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are one day transactions, after which the Company's funds are returned to it the next day.


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


Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired through foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO less estimated disposal costs at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings.

During the time the property is held, all related operating or maintenance costs are expensed as incurred and additional decreases in the fair value are charged to other operating expense by establishing valuation allowances in the period in which they become known. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in the fair value may be recognized as reductions of OREO operating expense to the extent that they represent recoveries of amounts previously written-down. Gains in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 1997, the Company held real estate properties that had been acquired through foreclosure, but the value of the property and the estimated disposal costs were so uncertain that no amount is reported on the balance sheet for that date. OREO that had been acquired through foreclosure or deed in lieu was $1,629,000 as of December 31, 1996.


Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") became effective January 1, 1996. Under the accounting method that has been in effect prior to the effective date of this statement, if options were granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. SFAS 123 establishes a second accounting method for employee stock options under which issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. In SFAS 123, the FASB has indicated its preference for the new method. However, the statement permits entities to retain the prior method. The Company believes that the prior method better reflects the motivation for its issuance of stock options--that they are incentives for future performance rather than compensation for past performance. Therefore, in adopting SFAS 123 on January 1, 1996, the Company chose to continue to account for its stock option plans in accordance with the prior method. SFAS 123 requires entities that elect to retain the prior method to present pro forma disclosures of net income and earnings per share as if the new method had been applied. The Company presents these disclosures in Note 16.


Derivative Financial Instruments

Interest rate swaps and interest rate caps and floors may be used to manage the Company's exposure to interest rate risks. These instruments are specifically allocated to the assets or liabilities being managed and are recorded in the financial statements at cost. Net interest income or expense, including premiums paid or received, is recognized over the effective period of the contract and reported as an adjustment to interest income or expense.


Goodwill

In connection with the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB") described in Note 19, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is being amortized on the straight-line method over 15 years. The unamortized carrying amount of the goodwill recorded for each acquisition is periodically reviewed by Management in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on expected undiscounted cash flows from the net assets of the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency.


Comprehensive Income

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The provisions of this statement, which become effective for the Company with the statements that will be issued for 1998, will require the Company to disclose the components of comprehensive income. Based on the Company's current activities, in addition to net income, these components will include changes in the unrealized gains or losses on securities that are classified as available-for-sale and the benefit received from the inclusion as a deduction for income tax purposes of the difference between the market value and the exercise price of stock options exercised by its employees and directors.

Segment Reporting

In June, 1997 the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The provision of the statement become effective for the Company with the statements that will be issued for 1998. Under the definition of a "reportable segment" in current GAAP, the Company has no reportable segments. The provisions of the new statement changes the definition of a reportable segment in a manner in which the Company's tax refund loan and refund transfer programs and its fiduciary services will probably qualify as reportable segments. The information about reportable segments that is required to be disclosed will include a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. In addition, for whichever operations are determined to be reportable segments, the Company will disclose the considerations leading to that determination and the products and services provided by the operating segments.


Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to be comparable with classifications used in the 1997 financial statements.


2.   Securities

A summary of securities owned by the Company at December 31, 1997 and 1996, is as follows:


                                         December 31, 1997                           December 31, 1996
                              ----------------------------------------   ------------------------------------------
   (in thousands)                          Gross      Gross               Estimated   Gross      Gross    Estimated
                               Amortized Unrealized Unrealized Fair       Amortized Unrealized Unrealized   Fair
                                 Cost      Gains     Losses    Value        Cost     Gains      Losses      Value
                              ----------------------------------------   ------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations  $   80,714  $     410  $   (85) $ 81,039   $  137,988  $    178  $    (680) $ 137,486
   U.S. agency obligations        32,410        112     (106)   32,416       52,268       351       (391)    52,228
   State and
    municipal securities         109,226     15,847      (79)  124,994       86,103    13,613         --     99,716
                              ----------------------------------------   ------------------------------------------
                                 222,350     16,369     (270)  238,449      276,359    14,142     (1,071)   289,430
                              ----------------------------------------   ------------------------------------------
Available-for-sale:
   U.S. Treasury obligations      62,190        482       --   162,672      105,482       221        (60)   105,643
   U.S. agency obligations        25,930         38      (14)   25,954           --        --         --         --
   Collateralized
    mortgage obligations          77,716        338       (6)   78,048       30,551       132       (135)    30,548
   Asset-backed securities         4,000          8       --     4,008           --        --         --         --
   State and
    municipal securities           8,205         62       --     8,267           --        --         --         --
   Equity securities               8,049         --       --     8,049        5,488        --         --      5,488
                              ----------------------------------------   ------------------------------------------
                                 286,090        928      (20)  286,998      141,521       353       (195)   141,679
                              ----------------------------------------   ------------------------------------------
                              $  508,440  $  17,297  $  (290) $525,447   $  417,880  $ 14,495  $  (1,266) $ 431,109
                              ========================================   ==========================================


The amortized cost and estimated fair value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               December 31, 1997                         December 31, 1996
                                      -------------------------------------     -------------------------------------
  (in thousands)                         Held-to-         Available-               Held-to-         Available-
                                         Maturity    for-Sale      Total           Maturity    for-Sale      Total
                                      -------------------------------------     -------------------------------------
  Amortized cost:
   In one year or less                 $   38,427  $    47,936  $    86,363     $  49,070   $   51,495   $   100,565
   After one year through five years      133,400      224,384      357,784       185,092       84,538       269,630
   After five years through ten years      11,290        5,130       16,420        14,672           --        14,672
   After ten years                         39,233          591       39,824        27,525           --        27,525
   Equity securities                           --        8,049        8,049            --        5,488         5,488
                                      -------------------------------------     -------------------------------------
                                       $  222,350  $   286,090  $   508,440     $  276,359   $  141,521   $   417,880
                                      =====================================     =====================================
  Estimated market value:
   In one year or less                 $  38,373  $    48,025  $    86,398      $   48,825   $   51,579   $   100,404
   After one year through five years     139,807      225,163      364,970         184,495       84,612       269,107
   After five years through ten years     14,089        5,157       19,246          19,479           --        19,479
   After ten years                        46,180          604       46,784          36,631           --        36,631
   Equity securities                          --        8,049        8,049              --        5,488         5,488
                                      -------------------------------------     -------------------------------------
                                       $  238,449  $   286,998  $   525,447     $  289,430   $  141,679   $   431,109
                                      =====================================     =====================================

During 1994 and 1995, the Company transferred some of its U.S. agency securities from available-for-sale classification to held-to-maturity. The securities, which were purchased in 1993 and 1994, had one or more call dates. The terms of the securities provided that if they were not called, the interest rate on the securities would increase, or "step up", and consequently the bonds are termed "step bonds." At the time of purchase, interest rates were such that Management expected that they would be called. When interest rates increased during 1994, it would have been more expensive for the issuer to refinance the debt at current interest rates and none of the securities were called. With circumstances changed by the issuers' decision not to call, Management decided to classify them as held-to-maturity. The bonds were transferred at their fair value. As of December 31, 1997, three of the four bonds have matured.

The fair value of the one remaining bond at the time of the transfer in 1995 was $9,837,000. The unrealized loss of $163,000 (net of tax effect) remained in the special component of equity for unrealized gains and losses on securities available-for-sale to be amortized over the remaining term of the security. The tax effect is reported as a portion of the deferred tax asset in Note 8.

The one remaining bond has reached its final step and has no more call dates. Only the interest rate on this note was contingent, all principal is paid at maturity. There is no circumstance under which the interest rate paid on this note will decline.

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1997 and 1996 are shown in the next table.

(in thousands)
                              1997                        1996                        1995
                   ---------------------------  --------------------------- ---------------------------
                               Gross    Gross              Gross    Gross              Gross   Gross
                    Proceeds   Gains   Losses   Proceeds   Gains    Losses  Proceeds   Gains   Losses
                  ----------------------------  --------------------------- ---------------------------
Held-to-maturity:
    Sales          $    7,734    --   $    (1)         --      --       --         --     --        --
    Calls          $    2,168    --        --   $   3,317  $   55       --  $  13,071     --        --
Available-for-sale:
    Sales          $  117,003  $ 54   $  (471)  $ 128,713  $    6   $ (814) $  93,342  $ 683  $   (760)
    Calls          $    9,028    --        --   $     761      --       --  $  21,020     --  $    (22)


GAAP permits securities that were classified as held-to-maturity at the time of purchase to be reclassified to available-for-sale if necessary to maintain the holder's interest rate risk profile after a significant business combination. The Company reclassified some of its held-to-maturity securities as a consequence of the FVB acquisition and subsequently sold them.

The Bank is a member of the Federal Reserve Bank . As a condition of membership, the Bank is required to purchase Federal Reserve Bank ("FRB") stock. Subsequently, as the Bank's surplus has increased, it has been required to purchase additional shares. The Company also acquired the shares owned by Citizens State Bank in the transaction described in Note 19. In 1996, the Bank became a member of the Federal Home Loan Bank ("FHLB"), purchasing stock as required of members. The FRB and FHLB stock are reported as equity securities, and are classified as available-for-sale, although the Bank is required to hold the stock so long as it maintains its membership in these organizations.

Securities with a book value of approximately $134.2 million at December 31, 1997 and $227.2 million at December 31, 1996 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.


3.   Loans

The loan portfolio consists of the following:

(in thousands)
                                                                               December 31
                                                                   1997                       1996
                                                                   ------------------------------------
Real estate loans:
    Residential                                                    $   246,283            $    172,846
    Non-residential                                                    249,725                 199,203
    Construction                                                        16,127                  10,245
Commercial, industrial, and agricultural                               184,374                 154,162
Home equity lines                                                       37,150                  34,323
Consumer                                                                75,151                  43,944
Leases                                                                  61,108                  58,526
Municipal tax-exempt obligations                                         7,931                   8,658
Other                                                                    3,699                   2,260
                                                                   ------------------------------------
                                                                   $   881,548            $    684,167
                                                                   ====================================

The amounts above are shown net of deferred loan origination, commitment, and extension fees of $2,782,000 for 1997 and $2,362,000 for 1996.


Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(in thousands
                                                                                 December 31
                                                                          1997                 1996
                                                                        -------------------------------
Loans identified as impaired                                            $  4,980            $    5,945
Impaired loans for which a valuation
    allowance has been determined                                       $    702            $    4,003
Impaired loans for which no valuation
    allowance has been determined                                       $  4,278            $    1,942
Amount of valuation allowance                                           $     60            $    1,196
Average amount of recorded investment
    in impaired loans for the year                                      $  4,242            $    6,060
Interest recognized during the year for
    loans identified as impaired at year-end                            $    540            $      269
Interest received in cash during the year for
    loans identified as impaired at year-end                            $    540            $      248

As indicated in Note 1, a valuation allowance is established for an impaired loan when the market value of the loan is less than the recorded investment. As shown above, no valuation allowance has been determined for the loans totaling $4.3 million at December 31, 1997 for which market value exceeds the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit loss reported in the balance sheets for December 31, 1997 and 1996 and in the following note.


Refund Anticipation Loans

The Company makes tax refund anticipation loans ("RAL's"). Taxpayers desiring to receive their income tax refunds early borrow from the Company. The Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, processing costs represent the major cost of the loan rather than the cost of funds as for other loan types. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service which varies by the amount of funds advanced rather than the length of time that the loan is outstanding. Nonetheless, the fees are reported in the statements of income as interest income, and totaled $7,422,000 for 1997, $3,030,000 for 1996, and $3,253,000 for
1995. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received after 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 1997 or 1996.


4.   Allowance for Credit Losses

The following summarizes the changes in the allowance for credit losses:

(in thousands)
                                                                  Year ended December 31
                                                           1997            1996             1995
                                                    -------------------------------------------
Balance, beginning of year                          $    16,572    $    12,349      $    12,911
Tax refund anticipation loans:
    Provision for credit losses                          4,649           1,100            2,863
    Recoveries on loans previously charged-off           1,524           1,437              383
    Loans charged-off                                   (5,946)         (1,123)          (4,402)
All other loans:
    Allowance for credit loss recorded in
       acquisition transaction                             794
    Provision for credit losses                          2,331           3,164            7,061
    Recoveries on loans previously charged-off           3,683           2,790              733
    Loans charged-off                                   (2,459)         (3,145)          (7,200)
                                                    --------------------------------------------
Balance, end of year                                 $   21,148    $    16,572       $   12,349
                                                    ============================================



The ratio of losses to total loans for the RAL's is higher than for other loans. For RAL's, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.


5.   Cash and Due From Banks

Included within cash and due from banks are the reserves that all depository institutions are required by law to maintain on transaction deposits. The average cash reserve balances required by the Federal Reserve Bank to be maintained by the Bank were approximately $3.2 million in 1997 and $21.7 million in 1996. The difference between the two amounts relates to a change in classification for some of the accounts from transaction to non-transaction.


6.   Premises and Equipment

Premises and equipment consist of the following:

(in thousands)
                                               December 31
                                          1997             1996
                                      ----------------------------
Land                                   $   2,137        $  1,282
Buildings and  improvements                8,765           4,334
Leasehold  improvements                    6,961           6,396
Furniture and  equipment                  20,392          13,495
                                      ----------------------------
   Total cost                             38,255          25,507
Accumulated depreciation
   and amortization                      (24,660)        (18,672)
                                      ----------------------------
Net book value                         $  13,595        $  6,835
                                      ============================


Depreciation and amortization on fixed assets included in other operating expenses totaled $2,981,000 in 1997, $2,067,000 in 1996, and $2,041,000 in 1995.


7.   Deposits

Deposits and the related interest expense consisted of the following:

                                                                         Interest Expense for the
(in thousands)                        Balance as of December 31           Year ended December 31
                                         1997             1996         1997         1996        1995
                                     -------------------------------------------------------------------
Noninterest bearing deposits          $   265,751     $   178,511     $     --    $     --    $     --
Interest bearing deposits:
   NOW accounts                           188,080         143,191        1,821       1,494       1,476
   Money market deposit accounts          407,626         438,558       15,792      15,998      16,736
   Other savings deposits                 125,895          88,104        2,493       2,141       2,347
   Time certificates of $100,000
    or more                               164,421          95,177        6,230       3,917       2,974
   Other time deposits                    252,382         169,542       12,890       9,456       8,502
                                     -----------------------------   ----------------------------------
                                       $1,404,155      $1,113,083      $39,226     $33,006     $32,035
                                     =============================   ==================================


8.   Income Taxes

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:

(in thousands)
                                                            Year ended December 31
                                                  1997                1996            1995
                                                  --------------------------------------------
Federal:
   Current                                        $    8,085       $    6,385      $    1,952
   Deferred                                           (1,599)          (2,013)            339
                                                  --------------------------------------------
                                                       6,486            4,372           2,291
                                                  --------------------------------------------
State:
   Current                                             3,670            3,076           1,238
   Deferred                                             (503)            (495)            456
                                                  --------------------------------------------
                                                       3,167            2,581           1,694
                                                  --------------------------------------------
Total tax provision                               $    9,653       $    6,953      $    3,985
                                                  ============================================

Reduction in taxes payable associated with
   exercises of stock options                     $   (2,960)      $   (1,044)     $     (254)



The current provision for income taxes includes credits of $171,000, $319,000, and $41,000 related to realized net securities losses for 1997, 1996, and 1995, respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

(in thousands
                                                                    Year ended December 31
                                                               1997          1996         1995
                                                            --------------------------------------
Tax provision at Federal statutory rate                       35.0%         35.0%        34.0%
Interest on securities exempt from Federal taxation           (9.5)        (10.9)       (16.4)
State income taxes, net of Federal income tax benefit          6.4           6.5          7.8
ESOP dividends deductible as an expense for tax purposes      (1.0)         (1.0)        (1.0)
Goodwill amortization                                          1.1          --           --
Other, net                                                     0.4           1.1          3.3
                                                            --------------------------------------
Actual tax provision                                          32.4%         30.7%        27.7%
                                                            ======================================


Because certain items of income and expense are not recognized in the same year in the financial statements of the Company as in its Federal and California tax returns, deferred assets and liabilities are created. As of December 31, 1997 and 1996, included within other assets on the balance sheet are net deferred tax assets of $9,820,000 and $8,711,000, respectively. The net deferred tax assets as of December 31, 1997 and 1996 and the change in the tax effect of the principal temporary differences for the year ending that date are disclosed in the following table.

                                                                Tax                       Tax
(in thousands)                    Components     Acquired      Effect     Components    Effect     Components
                                  1997          Components   1997         1996         1996        1995
                                  --------------------------------------------------------------------------
Deferred tax assets:
   Allowance for credit loss      $     8,615   $       51   $    1,856   $    6,708   $   2,082   $  4,626
   State taxes                          1,322           --          245        1,077         627        450
   Loan fees                              270           --          (93)         363         (81)       444
   Depreciation                           515       (1,258)         606        1,167         211        956
   Post retirement benefits               682           --           49          633          46        587
   Other real estate owned                 17           --            3           14          14         --
   Nonaccrual interest                    392           --           78          314          94        220
   Other                                   83          481         (416)          18        (213)       231
                                  --------------------------------------------------------------------------
                                       11,896         (726)       2,328       10,294       2,780      7,514
   Valuation allowance                     --           --           --           --          --         --
                                  --------------------------------------------------------------------------
     Total deferred tax assets         11,896         (726)       2,328       10,294       2,780      7,514
                                  --------------------------------------------------------------------------
Deferred tax liabilities:
   Loan costs                             869           --          222          647         142        505
   Accretion on securities                211          (16)        (206)         433         (66)       499
   Federal effect of state tax asset      590          (74)         198          466         185        281
   Other                                   45           --           12           33          11         22
                                  --------------------------------------------------------------------------
     Total deferred tax liabilities     1,715          (90)         226        1,579         272      1,307
                                  --------------------------------------------------------------------------
Net deferred tax asset
     before unrealized gains and
     losses on securities              10,181         (636)       2,102        8,715       2,508      6,207
   Unrealized (gains) and losses
     on securities                       (361)                                    (4)                   127
                                  --------------------------------------------------------------------------
Net deferred tax asset            $     9,820   $     (636)  $    2,102   $    8,711   $   2,508   $  6,334
                                  ==========================================================================



The change in the tax effect of the unrealized loss on securities available-for-sale is recorded directly to equity, rather than being included as a component of deferred tax expense or benefit. Hence there is no entry in the columns labeled "Tax Effect" in the table above for the change. The deferred tax assets and liabilities assumed in the acquisitions of FVB and CSB are also shown separately from the changes in deferred tax assets and liabilities that are reflected in the deferred tax benefits in the first table of this note.

Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods or expected to be generated from operations in the future to realize all material amounts.


9.   Shareholders' Equity

The Company has four stock option plans. These plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The first is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Stock acquired by the exercise of options granted under both plans may not be sold for five years after the date of the grant or two years after the date options are exercised, whichever is later. The third and fourth plans were established in 1983 and 1986 for employees and directors, respectively. All options approved under these plans have been granted as non-qualified options, and the plans are active now only for the exercise of options held by employees and directors.

The following table presents information concerning the stock option plans as of December 31, 1997, 1996, and 1995 (adjusted for stock splits and stock dividends).

                                                                 Per Share
                                        Options                 Price Ranges
                                      -------------          -------------------
1997
Granted                                   248,746              $27.75 to $46.88
Exercised                                 278,515               $9.21 to $36.50
Cancelled and expired                      12,554               $9.21 to $41.31
Outstanding at end of year                730,675              $10.33 to $46.88
Range of expiration dates            3/1/98 to 7/1/07
Exercisable at end of year                319,393              $10.33 to $36.50
Shares available for future grant         365,687

1996
Granted                                   290,676              $19.75 to $28.50
Exercised                                 182,293               $9.21 to $19.83
Cancelled and expired                       1,900              $10.33 to $23.13
Outstanding at end of year                772,998               $9.21 to $28.50
Exercisable at end of year                405,364               $9.21 to $25.63

1995
Granted                                    92,394              $16.33 to $19.83
Exercised                                  87,051               $9.52 to $17.00
Cancelled and expired                      18,091              $10.33 to $16.67
Outstanding at end of year                666,515               $9.21 to $19.83
Exercisable at end of year                411,883               $9.21 to $19.00


All options outstanding were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire five years from the date of grant. The Board has granted some options which are exercisable in cumulative 10% annual installments and expire ten years from the date of grant. The options granted under the directors' plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $4,282,000, $2,099,000, and $824,000 were surrendered in the years ended December 31, 1997, 1996, and 1995, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

In January 1997, the Company offered to purchase about 6.6% of the then outstanding shares of common stock from its shareholders at a price of $30.00, net to the seller. Terms of the tender offer allowed for the Company to purchase up to 500,000 shares of common stock duly tendered to it. The offer was not conditioned on any minimum number of shares being tendered. 65,247 shares of stock were tendered at a cost to the Company of $1,957,410.


10.   Securities Sold Under Agreements to Repurchase and Federal Funds
Purchased

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Bank also purchased Federal funds from correspondent banks. The following information is presented concerning these transactions:

(dollars in  thousands)            Repurchase Agreements              Federal Funds Purchased
                                  Year ended December 31               Year ended December 31
                                1997       1996         1995         1997       1996       1995
                             ----------------------------------------------------------------------
Weighted average interest
   rate at year-end               4.57%       4.29%      4.53%         6.25%      5.75%      5.75%
Weighted average interest
   rate for the year              4.54%       4.40%      5.01%         5.29%      5.14%      5.79%
Average outstanding
   for the year              $   22,659  $   25,428 $   10,153    $    9,109 $   15,142 $   16,649
Maximum outstanding
   at any month-end
   during the year           $   32,216  $   31,142 $   21,900    $   21,485 $   35,271 $   29,416
Amount outstanding
   at end of year            $   14,813  $  23,155  $   21,900    $    6,480 $   10,335 $   29,416



11.  Long-term Debt and Other Borrowings

As part of the Company's asset and liability management strategy, fixed rate term advances were borrowed from the FHLB. As of December 31, 1997, total outstanding balances to the FHLB were $38,000,000 and the quarterly principal payments are $2,500,000.

Also included in other borrowings are $1 million of Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings.

During the course of 1997, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank, but there were no such borrowings in 1996.


12.  Other Operating Income and Expense

Significant items included in amounts reported in the Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995 for other service charges, commissions, and fees are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers to facilitate earlier receipt of their refund.



The table above also discloses the largest items included in other operating expense. Most of the categories of expense, especially consultants, marketing expense, and the amortization of goodwill, increased because of additional activity related to the acquisition of FVB and CSB. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)
                                                                   Year ended December 31
                                                              1997         1996          1995
                                                            ------------------------------------
Income items:
   Merchant credit card processing                            $3,200        $2,619       $2,146
   Refund transfer fees                                        2,943         1,243        1,629
   Loan broker fees                                              636           282          300
   ATM fees                                                      491           351          270

Expense items:
   Consultant expense                                         $2,179       $   945      $   803
   Marketing expense                                           2,126         1,628        1,392
   Merchant credit card clearing fees                          2,116         1,763        1,434
   Software expense                                            1,500         1,105          892
   Telephone and wires                                         1,181           760          833
   Supplies and sundries                                         904           624          672
   Postage and freight                                           829           671          661
   Amortization of goodwill                                      737             8            0
   Charitable contributions                                      681           740          462
   Net cost (benefit) of operating foreclosed real estate       (195)          277           31



13.  Employee Benefit Plans

The Company has two defined-contribution profit sharing plans. The first is the Employee Stock Ownership Plan ("ESOP"). The second is the Incentive & Investment and Salary Savings Plan.

The ESOP was initiated in January, 1985. As of December 31, 1997, the ESOP held 748,657 shares at an average cost of $11.74 per share.

The second plan has two components. The Salary Savings Plan component, is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 1997, 1996, and 1995 the employer's matching contributions were $856,000, $663,000, and $597,000, respectively. The other component is the Incentive & Investment Plan. It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

The Company's total contributions to the two plans are the larger of (1) 10% of pre-tax profits prior to this employer contribution, reduced by the matching contributions paid to the Salary Savings component of the Plan and the contributions made to the ESOP, or (2) the amount deductible in the Company's current year tax return. Deductions for contributions to qualified plans are limited to 15% of eligible compensation. In 1997, the deductible amount was the limiting factor for the contribution.

Total contributions to the profit sharing plans were $2,799,000 in 1997, $2,259,000 in 1996, and $1,294,000 in 1995.


14.  Disclosures about Fair Value of Financial Instruments

GAAP requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company.

There are several factors which users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of financial instruments. Secondly, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships which provide stable sources of investable funds.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The face value of cash, federal funds sold, and securities purchased under agreements to resell are their fair value.

Securities and bankers' acceptances

For securities and bankers' acceptances, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. As explained in Note 1, securities classified as available-for-sale are carried at fair value.

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

Repurchase agreements, Federal funds purchased, and other borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the only component of debt not considered short-term, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities.

Commitments to extend credit, standby letters of credit, and financial guarantees written

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company does not believe that its loan commitments have a fair value within the context of this note because generally fees have not been charged, the use of the commitment is at the option of the potential borrower, and the commitments are being written at rates comparable to current market rates.

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:


                                      As of December 31, 1997          As of December 31, 1996
                                       Carrying          Fair           Carrying        Fair
(in thousands)                          Amount           Value           Amount         Value
                                    --------------------------------------------------------------
Financial assets:
   Cash and due from banks           $     67,799   $     67,799      $     51,181   $     51,181
   Federal funds sold                      48,000         48,000            70,000         70,000
   Securities available-for-sale          286,998        286,998           141,679        141,679
   Securities held-to-maturity            222,350        238,449           276,359        289,430
   Bankers' acceptances                    49,400         49,362            64,732         64,711
   Loans                                  860,400        860,570           667,595        664,520
    Total financial assets             $1,534,947     $1,551,178        $1,271,546     $1,281,521
Financial liabilities:
   Deposits                            $1,404,155     $1,406,092        $1,113,083     $1,114,471
   Repurchase agreements,
    Federal funds purchased,
    and other borrowings                   60,293         60,544            72,490         72,393
    Total financial liabilities        $1,464,448     $1,466,636        $1,185,573     $1,186,864
Unrecognized financial
    instruments:
   Interest rate option contract              $60            $--               $--            $--
   Commitments to
    extend credit                              --             --                --             --
   Standby letters of credit                   --            237                --            158


15.  Other Postretirement Benefits


The Accumulated Postretirement Benefit Obligation

The Company recognizes the net present value of the estimated future cost of providing health insurance benefits to retirees under the Retiree Health Plan as those benefits are earned rather than when paid.

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

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, the accumulated postretirement benefit obligation ("APBO"), is the actuarial net present value of the obligation for fully eligible plan participants' expected postretirement benefits plus the portion of the expected postretirement benefit obligation for other active plan participants attributed to service as an employee.

This obligation must be re-measured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; and 4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following table shows the amount of the APBO, the fair value of the plan assets held by the Retiree Health Plan, and the accrued postretirement benefit cost as of December 31, 1997 and 1996:

(in thousands)
                                                                      December 31
                                                          1997            1996            1995
                                                        -----------------------------------------
Retirees eligible for benefits                             $ (942)         $ (802)        $ (805)
Dependents eligible for benefits                             (353)           (375)          (420)
Active employees fully eligible                              (759)           (592)          (645)
Active employees not fully eligible                        (1,612)         (1,384)        (1,409)
                                                        -----------------------------------------
Accumulated postretirement benefit obligation              (3,666)         (3,153)        (3,279)
Fair value of plan assets                                   4,081           3,208          2,560
                                                        -----------------------------------------
Plan assets in excess of accumulated
    postretirement benefit obligation                         415              55           (719)
Unrecognized prior service cost                                 4               5              6
Unrecognized net gain                                        (848)           (317)           278
                                                        -----------------------------------------
Accrued postretirement benefit cost                        $ (429)         $ (257)        $ (435)
                                                        =========================================



The above table also compares the fair value of plan assets to the APBO and computes the portion of the APBO required to be accrued, which is termed the accrued postretirement benefit cost. Costs of $429,000 and $257,000 are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets for December 31, 1997 and 1996, respectively.


The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income, is made up of several components as shown in the next table.

(in thousands)                                              Year ended December 31
                                                       1997           1996           1995
                                                    ---------------------------------------
Service cost                                        $    188       $    200       $    148
Interest cost                                            223            228            185
Return on assets                                        (205)          (175)          (120)
Amortization cost                                          1              1             --
                                                    ---------------------------------------
Net periodic postretirement cost                    $    207       $    254       $    213
                                                    =======================================



The first component is service cost, which is the net present value of the portion of the expected postretirement benefit obligation for active plan participants attributed to service for that year. The second is interest cost, which is the increase in the APBO that results from the passage of another year. That is, because the benefit obligation for each employee is one more year closer to being paid, the net present value increases. The third component, return on assets, is the income earned on any investments that have been set aside to fund the benefits. This return is an offset to the other components.

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Both of these cause increases or decreases in the APBO or the value of plan assets. In the last several years, changes in the discount rate used in measuring the APBO at one year-end and the NPPBC for the next year have had significant impact on the APBO. The following table discloses the discount rates that have been and will be used.

                               For Determining
                For Measuring    the NPPBC for
     Discount     the APBO at   the Year Ended
     Rate Used    December 31     December 31

      8.73%          1994            1995
      7.06%          1995            1996
      7.22%          1996            1997
      7.04%          1997            1998

The discount rate is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

At the time it implemented the statement, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.


The Use of Estimates and the Amortization of Experience Gains and Losses

Among the significant estimates or assumptions used in determining the NPPBC are the rate of earnings on assets which will be available to offset the other components and the annual increase in medical insurance premiums. While the discount rate used in the present value computation of the APBO has fluctuated with market rates, the Company has continued to use 7.0% as its estimate of the long-term rate of return on plan assets. If the rate of return is greater than this estimate, the Company will have what is termed an experience gain. As noted above, the Retiree Health Plan provides for the Company's contribution for insurance premiums to be limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees will need to contribute a larger portion of the total premium cost. Therefore, 5% has been set as the assumed cost trend rate for health care. Because of this limitation, an increase in the actual cost of health care will have no impact on the APBO. If costs rise at a lesser rate, the Company will have an experience gain.

Rather than the whole amount of the experience gains or losses being recognized in the year after they arise, SFAS 106 provides for them to be recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 1997 and December 31, 1996, the Company had unamortized or unrecognized gains of $848,000 and $317,000, respectively. These amounts are reported in the first table of this note.


Funding of the Retiree Health Plan

Employers are allowed wide discretion as to whether and how they set aside funds to meet the obligation they are recognizing. Under the provisions of the current Internal Revenue Code, only a portion of this funding may be deducted by the employer. The funded status of the plan is shown in the first table as the amount by which the plan assets exceed the APBO.

The Company established a Voluntary Employees' Beneficiary Association ("VEBA") to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. Most of the plan assets have been invested in insurance policies on the lives of various employees of the Company.

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. As of December 31, 1997, the VEBA was overfunded by $800,000. The APBO related to the key employees of $383,000 is totally unfunded.


16.  Earnings per share and Stock-Based Compensation

As described in Note 1, the Company reports earnings per share according to the provisions of SFAS 128. The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of diluted earnings per share includes the effect of dilutive securities. The only potentially dilutive securities that are outstanding are the stock options reported in Note 9. The number of options assumed to be exercised is computed using the "Treasury Stock Method" whereby the proceeds from the assumed exercise and the tax benefit received for the difference between the market price and the exercise price would be used for market repurchases of shares.


                                                                    Basic                  Diluted
(dollars and shares in thousands)                                  Earnings               Earnings
                                                                  Per Share               Per Share
                                                                  -----------            ------------
For the Year Ended December 31, 1997
      Numerator--net income                                           $20,136                 $20,136
      Denominator--weighted average shares outstanding                  7,597                   7,597
      Plus: net shares issued in assumed stock options exercises                                 195
      Diluted denominator                                                                      7,792
      Earnings per share                                               $2.65                   $2.58

For the Year Ended December 31, 1996
      Numerator--net income                                           $15,665                 $15,665
      Denominator--weighted average shares outstanding                  7,635                   7,635
      Plus: net shares issued in assumed stock options exercises                                 171
      Diluted denominator                                                                      7,806
      Earnings per share                                               $2.05                   $2.01

For the Year Ended December 31, 1995
      Numerator--net income                                           $10,416                 $10,416
      Denominator--weighted average shares outstanding                  7,677                   7,677
      Plus: net shares issued in assumed stock options exercises                                 125
      Diluted denominator                                                                      7,802
      Earnings per share                                               $1.36                   $1.33


In implementing the provisions of SFAS 123 as described in Note 1, the Company has retained the allowable alternative method of accounting for the issuance of stock options to employees. Had the Company implemented the provisions of SFAS 123 by adopting the new method of recognizing compensation expense over the expected life of the options based on their fair market value as computed by the binomial option model, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

(in thousands)
                                               Year ended December 31
                                       1997            1996             1995
                                  ---------------------------------------------
Salary expense:
      As reported                  $   25,215       $  20,706       $   18,402
      Pro forma                    $   26,117       $  21,144       $   18,483
Net income:
      As reported                  $   20,136       $  15,665       $   10,415
      Pro forma                    $   19,613       $  15,412       $   10,368
Earnings per share:
      As reported                  $     2.58       $    2.01       $     1.33
      Pro forma                    $     2.52       $    1.97       $     1.33


Under the method implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the market value of the stock at the time of the grant.


17.  Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company's financial statements.

The table below sets forth the Company's actual capital amounts and ratios and the minimum amounts and ratios that the Company and the Bank are required to maintain which have been established by regulation to ensure capital adequacy. In addition, the table includes the minimum amounts and ratios required to meet the regulatory standards of "well capitalized".

Tier I and Tier II (or total) capital as well as risk-weighted assets are all defined in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As shown in the table below, as of December 31, 1997, both the Company and the Bank are well capitalized under the regulatory framework for prompt corrective action.

Santa Barbara Bancorp ("Bancorp") is the parent company and sole owner of the Bank. However, there are legal limitations on the amount of dividends which may be paid by the Bank to the Company. The dividends needed by Bancorp to pay for the acquisitions of FVB and CSB, exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1997, it also approved other dividends from the Bank to Bancorp to fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes.

As described in Note 19, after purchasing FVB and CSB, Bancorp merged the assets (including the recognized goodwill) and liabilities of the acquired banks into the Bank. To the Bank, this represented a contribution of capital from its parent. Consequently, even though $42.3 million in dividends had been paid to the parent company, its capital balances were restored with the contribution. The net effect on the Bank's capital position was a decrease in the retained earnings component of capital and an identical increase in the surplus component.


(dollars in thousands)                  Santa Barbara          Santa Barbara         Minimum Amounts        Minimum Amounts
                                         Bank & Trust             Bancorp         and Ratios for Capital  and Ratios to be Well
                                            Actual                 Actual           Adequacy Purposes         Capitalized
                                  -----------------------------------------------  -------------------  ----------------------
                                      Amount      Ratio       Amount      Ratio      Amount    Ratio      Amount      Ratio
                                  -----------------------------------------------  -------------------  ----------------------
As of December 31, 1997
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)    $     113,747    11.4%   $      113,151    11.3% $  80,152     8.0%  $ 100,191        10.0%
   Tier I Capital
     (to Risk Weighted Assets     $     101,120    10.1%   $      100,524    10.0% $  40,076     4.0%  $  60,114         6.0%
   Tier I Capital
     (to Average Assets)          $     101,120     7.1%   $      100,524     7.0% $  57,253     4.0%  $  71,566         5.0%
   Risk Weighted Assets           $   1,001,600            $    1,001,906
   Average Assets                 $   1,431,210            $    1,431,320

As of December 31, 1996
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)    $     117,153     16.5%  $      116,427    16.5% $  56,562     8.0%  $  70,703        10.0%
   Tier I Capital
     (to Risk Weighted Assets)    $     108,220     15.2%  $      107,494    15.2% $  28,281     4.0%  $  42,422         6.0%
   Tier I Capital
     (to Average Assets)          $     108,220      9.0%  $      107,494     9.0% $  47,563     4.0%  $  59,454         5.0%

   Risk Weighted Assets           $     706,973            $      707,026
   Average Assets                 $   1,189,031            $    1,189,084


18.  Commitments and Contingencies

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1997, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.

                                                                       There-
(in thousands)                    Year ended December 31                after     Total
                        --------------------------------------------   --------   ----------
                          1998     1999     2000     2001    2002
Non-cancellable
   lease expense          $2,868   $2,464   $2,068   $1,766  $1,055     $3,555      $13,776


Total net rentals for premises included in other operating expenses are $2,642,000 in 1997, $2,351,000 in 1996, and $2,127,000 in 1995.

The Company is currently leasing space from a partnership in which a director has an interest. The original terms of the lease were negotiated with the assistance of two independent, outside appraisers, and the lease was approved by the Board of Directors of the Company. The Company exercised its option to renew the lease in 1989. In 1994, the Company renegotiated the lease to receive other rights such as additional lease option periods and a right of first refusal to purchase the building if it is offered for sale. The nominal monthly rent increased to obtain these benefits, but the actual outlay was reduced in order for the Company to be reimbursed for advancing the partnership's share of seismic improvements made to the leased property in 1994. The above schedule of lease commitments includes the terms of the current agreement. Management believes the terms of the revised lease are comparable with terms which would have been available from unaffiliated third parties at the time the negotiations occurred and the terms were approved by the Company's Board of Directors.

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with "off-balance sheet" risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company has not usually charged fees in connection with loan commitments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company charges a fee for these letters of credit.

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

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1997 and 1996, the contractual notional amounts of these instruments are as follows:

(in thousands)                                                     December 31
                                                             1997                 1996
                                                         --------------------------------
Standby letters of credit                                 $  20,716            $   9,202
Loan commitments                                             43,356               26,083
Undisbursed loans                                            59,069               15,588
Unused consumer credit lines                                 59,073               54,904
Unused credit lines                                         130,347               82,837
                                                         --------------------------------
                                                          $ 312,561            $ 188,614
                                                         ================================



Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

The Company has concentrated its lending activity almost exclusively with customers within Santa Barbara and Ventura Counties. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. One significant concentration in the loan portfolio is represented by loans collateralized by real estate; the nature of this collateral, however, is quite varied: 1-4 family residential, multifamily residential, and commercial buildings of various kinds. As the economy along the central coast shows vitality, the underlying value of real estate continues to improve. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss.

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


19.  Acquisitions

On March 31, 1997, the Company acquired all the outstanding stock of FVB for $26.1 million in cash. Immediately prior to the close, FVB had $123.0 million in assets and $108.0 million in liabilities.

On September 30, 1997, the Company acquired all the outstanding stock of CSB for $16.2 million in cash. Immediately prior to the close, CSB had $93.3 million in assets and $84.3 million in liabilities.

Both acquisitions were accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair market value at the time of the acquisition. The excess of the purchase price over the net assets is recorded as goodwill. Goodwill amortized during the year ended December 31, 1997 totaled approximately $646,000. The Company issued no stock in connection with these acquisitions. The following table shows estimated fair market value of the assets and liabilities of the two banks, the purchase price paid, and the resulting goodwill.

(in thousands)                   FMV of         FMV of
                                 Assets       Liabilities       Purchase     Intangibles
                                Acquired       Assumed            Price       Recorded
                            --------------------------------------------------------------
First Valley Bank              $124,967         $109,139        $26,100       $10,272
Citizens State Bank              92,974           84,320         16,170         7,516
                            --------------------------------------------------------------
  Total                        $217,941         $193,459        $42,270       $17,788
                            ==============================================================



The branches of FVB and CSB were immediately merged into the Bank on April 1, 1997 and October 1, 1997, respectively. Under the provisions of purchase accounting, the results of operations of the acquired entity are included in the financial statements of the acquirer only from the date of the acquisition forward. Therefore, the consolidated financial statements of the Company as of December 31, 1995 and 1996, and for each of the two years then ended do not include any amounts related to FVB or CSB. The 1997 consolidated financial statements of the Company include the assets and liabilities acquired in the transactions and results of operations from April 1, 1997 for FVB and from October 1, 1997 for CSB.

The following table presents an unaudited pro forma combined summary of operations of the Company, FVB, and CSB for the years ended December 31, 1997, 1996 and 1995, as if the acquisitions had been effective January 1, 1995.

                                               1997          1996          1995
                                            ----------------------------------------
Interest income                             $   121,122   $   102,829   $    94,622
Interest expense                                  9,509        10,117        15,737
                                            ----------------------------------------
   Net interest income                          111,613        92,712        78,885
Provision for credit losses                        -120          -100            50
Noninterest income                                7,501         7,154         5,894
Noninterest expense                               5,275         8,394         8,128
                                            ----------------------------------------
Income before provision for income taxes        113,959        91,572        76,601
Provision for income taxes                          330         1,531         1,325
                                            ----------------------------------------
   Net income                               $   113,629   $    90,041   $    75,276
                                            ========================================
Basic earnings per share                    $     14.96   $     11.79   $      9.81
Weighted average shares assumed
   to be outstanding                              7,597         7,635         7,677

Diluted earnings per share                  $     14.58   $     11.53   $      9.65
Weighted average shares assumed
   to be outstanding                              7,792         7,806         7,802


The information in the table above combines the historical results of the Company, FVB, and CSB after giving effect to the amortization of goodwill and exclusion of an estimated amount of earnings from the consideration paid to the shareholders of FVB and CSB using the average rate received during the years for Federal funds sold. No attempt has been made to eliminate the immaterial intercompany transactions which occurred, nor has an attempt been made to eliminate the duplicated administrative costs. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of FVB and CSB consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 16.

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisitions actually been transacted on January 1, 1995.


20.  Santa Barbara Bancorp

The condensed financial statements of the Bancorp are presented on the following two pages.

                                    SANTA BARBARA BANCORP
                                    (Parent Company Only)

                                       Balance Sheets
                                       (in thousands)
                                                                        December 31
                                                              1997           1996
                                                           ---------------------------
Assets
Cash                                                       $       956   $        667
Investment in and advances to subsidiaries                     118,894        108,327
Note receivable                                                    259             51
Other assets                                                        47             88
                                                           ---------------------------
    Total assets                                             $ 120,156      $ 109,133
                                                           ===========================
Liabilities
Dividends payable                                          $     1,982    $     1,526
Other liabilities                                                    8             14
                                                           ---------------------------
    Total liabilities                                            1,990          1,540
                                                           ---------------------------
Equity
Common stock                                                     5,081          5,059
Surplus                                                         32,790         35,415
Unrealized gain (loss) on securities available-for-sale            496              2
Retained earnings                                               79,799         67,117
                                                           ---------------------------
    Total shareholders' equity                                 118,166        107,593
                                                           ---------------------------
      Total liabilities and shareholders' equity             $ 120,156      $ 109,133
                                                           ===========================


                                      Income Statements
                                        (in thousands)
                                                            Year ended December 31
                                                   1997              1996              1995
                                                -----------------------------------------------
Equity in earnings of subsidiaries:
    Undistributed                                $      --         $   6,398         $   5,680
    Dividends                                       19,945             9,182             4,686
Interest income                                          7                 6                 6
Miscellaneous expenses                                (231)             (294)             (131)
Income tax benefit                                     415               373               174
                                                -----------------------------------------------
    Net income                                   $  20,136         $  15,665         $  10,415
                                                ===============================================


                                          SANTA BARBARA BANCORP
                                          (Parent Company Only)

                                        Statements of Cash Flows
                                             (in thousands)
                                                              Year ended December 31
                                                       1997            1996            1995
                                                    -------------------------------------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
    Interest received                               $        5      $        5      $        6
    Cash paid to suppliers and others                     (245)           (277)           (131)
    Income tax benefit                                     458             291             174
                                                    -------------------------------------------
      Net cash provided by operating activities            218              19              49
                                                    -------------------------------------------

Cash flows from investing activities:
    Net (increase) decrease in loans made to
      customers                                           (208)              3               1
    Capital contribution to subsidiary                    (125)            (25)             --
    Purchase of capital stock of First Valley
      Bank and Citizens State Bank                     (42,270)             --              --
    Distributed earnings of subsidiaries                52,267           9,182           4,686
                                                    -------------------------------------------
      Net cash provided by investing activities          9,664           9,160           4,687
                                                    -------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock               2,409           1,146             454
    Payments to retire common stock                     (5,012)         (4,982)           (953)
    Dividends paid                                      (6,990)         (5,022)         (4,095)
                                                    -------------------------------------------
      Net cash used in financing activities             (9,593)         (8,858)         (4,594)
                                                    -------------------------------------------

Net increase in cash and cash equivalents                  289             321             142
Cash and cash equivalents at beginning of period           667             346             204
                                                    -------------------------------------------
Cash and cash equivalents at end of period           $     956       $     667       $     346
                                                    ===========================================

Reconciliation of net income to net cash provided by operating activities:
Net income                                             $20,136         $15,665         $10,415
Adjustments to reconcile net income to net cash provided by operating activities:
    Earnings from subsidiaries                         (19,945)        (15,580)        (10,366)
    (Increase) decrease in other assets                     41             (80)             --
    Increase (decrease) in accrued expenses                (14)             14              --
                                                    -------------------------------------------
Net cash provided by operating activities            $     218      $       19      $       49
                                                    ===========================================

Quarterly Financial Data (Unaudited)
                                      1997 Quarters                                   1996 Quarters
                       --------------------------------------------   ---------------------------------------------
                          4th        3rd         2nd        1st          4th         3rd        2nd         1st
                       ---------- ---------- ---------- -----------   ----------  ---------- ----------- ----------
Interest income         $ 29,300   $ 27,075    $ 27,026    $ 31,534     $ 23,011    $ 21,212    $ 21,364   $ 23,991
Interest expense          11,794     10,887      10,780       9,744        8,958       8,451       8,574      9,064
Net interest income       17,506     16,188      16,246      21,790       14,053      12,761      12,790     14,927
Provision for
   credit losses              --        733       1,690       4,557           --          --       1,049      3,215
Noninterest income         6,388      5,837       6,003       6,916        4,845       4,564       4,473      5,062
Noninterest expense       17,102     15,004      13,849      14,150       12,750      11,492      11,017     11,335
Income before
   income taxes            6,792      6,288       6,710       9,999        6,148       5,833       5,197      5,439
Income taxes               2,071      2,009       2,211       3,362        1,833       2,128       1,428      1,563
Net income              $  4,721   $  4,279    $  4,499    $  6,637     $  4,315    $  3,705    $  3,769   $  3,876

Net income per share:
   Basic                   $0.62      $0.56       $0.59       $0.88        $0.57       $0.48       $0.49      $0.51
   Diluted                 $0.60      $0.55       $0.58       $0.85        $0.55       $0.47       $0.48      $0.51


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 21, 1998 ("Proxy Statement"), pages 4-8.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement , pages 9-16.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement, pages 8-9.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement, page 18.

PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)1.      FINANCIAL STATEMENTS

           The listing of financial statements required by this item is set forth in the index for Item 8 of this report.

(a)2.      FINANCIAL STATEMENTS SCHEDULES

           The listing of supplementary financial statement schedules required by this item is set forth in the index for Item 8 of this report.

(a)3.      EXHIBITS

           The listing of exhibits required by this item is set forth in the
           Exhibit Index on page 69 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the Exhibit Index.

(b)        REPORTS ON FORM 8-K

           One report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1997. The acquisition of all of the outstanding shares of Citizens State Bank of Santa Paula, California for $16.2 million was reported on Form 8-K filed with the Commission on October 8, 1997.

(c)        EXHIBITS

           See exhibits listed in "Exhibit Index" on page 69 of this report.

(d)        FINANCIAL STATEMENT SCHEDULES

           There are no financial statement schedules required by Regulation S-X which have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Santa Barbara Bancorp

By /s/David W. Spainhour    3/2/98
      David W. Spainhour    date
      President
      Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





/s/ Donald M. Anderson      3/2/98    /s/ David W. Spainhour       3/2/98
Donald M. Anderson          date      David W. Spainhour           date
Chairman of the Board                 President
Director                              Director

/s/ William S. Thomas       3/2/98    /s/ Donald Lafler            3/2/98
William S. Thomas, Jr.      date      Donald Lafler                date
Vice Chairman                         Senior Vice President
Chief Operating Officer               Chief Financial Officer

/s/ Frank H. Barranco, M.D. 3/2/98    /s/ Edward E. Birch          3/2/98
Frank H. Barranco, M.D.     date      Edward E. Birch              date
Director                              Director

/s/ Richard M. Davis        3/2/98    /s/ Anthony Guntermann       3/2/98
Richard M. Davis            date      Anthony Guntermann           date
Director                              Director

/s/ Dale E. Hanst           3/2/98    /s/ Harry B. Powell          3/2/98
Dale E. Hanst               date      Harry B. Powell              date
Director                              Director

/s/ Terrill F. Cox          3/2/98
Terrill F. Cox              date
Director

EXHIBIT INDEX TO SANTA BARBARA BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Exhibit
Number          Description

3          Articles of incorporation and bylaws:

3.1        Restated Articles of Incorporation of Santa Barbara Bancorp (filed as
           Exhibit 3(i) to the Company's Form S-4, File No. 33-19181, and is incorporated herein by reference thereto).

3.2 Certificate of Amendment of Articles of Incorporation of the Company as filed with the California Secretary of State on April 10, 1989. ***

3.3 Certificate of Amendment of Articles of Incorporation of the Company as filed with the California Secretary of State on January 24, 1996 (previously filed with the Commission as Exhibit 3.2 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

3.4 Amended and Restated Bylaws of the Company dated September 25, 1991 (filed as "Other Information" to the Company's form 10-Q for the quarter ended September 30, 1991, incorporated herein by this reference).

3.5 Amendment No. One to Bylaws of the Company as adopted by the Board of Directors on October 24, 1995 (previously filed with the Commission as Exhibit 3.4 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

3.6 Amendment No. Two to Bylaws of the Company as adopted by the Board of Directors on December 19, 1995. ***

3.7 Amendment No. Three to Bylaws of the Company as adopted by the Board of Directors on May 20, 1997. ***

10         Material contracts

10.1       Compensation Plans and Agreements:

10.1.1 Santa Barbara Bancorp Amended and Restated Restricted Stock Option Plan as amended effective December 17, 1996 (previously filed with the Commission as Exhibit 10.1.1 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.1.1 Santa Barbara Bancorp Restricted Stock Option Agreement (Incentive Stock Option) (previously filed with the Commission as Exhibit
           10.1.1.1 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.1.2 Santa Barbara Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option - 5 Year) (previously filed with the Commission as
           Exhibit 10.1.1.2 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.1.3 Santa Barbara Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option - 10 Year) (previously filed with the Commission as
           Exhibit 10.1.1.3 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.1.4 Santa Barbara Bancorp Restricted Stock Option Agreement (Incentive Reload Option) (previously filed with the Commission as Exhibit
           10.1.1.4 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.1.5 Santa Barbara Bancorp Restricted Stock Option Agreement (Non-statutory Reload Option) (previously filed with the Commission as Exhibit 10.1.1.5 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

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

10.1.4 Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan, as amended through December 31, 1991 (previously filed with the Commission as Exhibit 10.1.4 to the Company's annual report on Form 10-K for 1992, incorporated herein by this reference).

10.1.4.1 First Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan (previously filed with the Commission as Exhibit 10.1.5 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.4.2 Second Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan (previously filed with the Commission as Exhibit 10.1.6 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.4.3 Third Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan (previously filed with the Commission as Exhibit 10.1.7 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.4.4 Fourth Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan (previously filed with the Commission as Exhibit 10.1.8 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.4.5 Fifth Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed 12/30/96. ***

10.1.4.6 Sixth Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed 12/05/97. ***

10.1.4.7 Seventh Amendment to Santa Barbara Bank & Trust Incentive & Investment and Salary Savings Plan executed 12/05/97. ***

10.1.5 Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust, as amended and restated through July 6, 1995 (previously filed with the Commission as Exhibit 4.1 to the Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8, filed with the Commission on July 10, 1995, File No. 33-43560, incorporated herein by this reference).

10.1.5.1 First Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust (previously filed with the Commission as Exhibit 10.1.10 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.5.2 Second Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust executed 12/30/96. ***

10.1.5.3 Third Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust executed 1/07/97. ***

10.1.5.4 Fourth Amendment to Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust executed 12/05/97. ***

10.1.7 Santa Barbara Bank & Trust Key Employee Retiree Health Plan dated December 29, 1992 (previously filed with the Commission as Exhibit
           10.1.8 to the Company's annual report on Form 10-K for 1993, incorporated herein by this reference).

10.1.7.1 First Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan dated 12/30/96. ***

10.1.7.2 Second Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan dated 12/17/97. ***

10.1.8 Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association dated December 21, 1992. ***

10.1.8.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association, (previously filed with the Commission as Exhibit 10.1.13 to the Company's annual report on Form 10-K for 1995, incorporated herein by this reference).

10.1.9 Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) dated December 29, 1992 (previously filed with the Commission as Exhibit 10.1.9 to the Company's annual report on Form 10-K for 1993, incorporated herein by this reference).

10.1.9.1 First Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) dated 12/30/96. ***

10.1.9.2 Second Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) dated 12/17/97. ***

10.1.10 Santa Barbara Bancorp 1996 Directors Stock Option Plan, as amended December 17, 1996 (previously filed with the Commission as Exhibit
           10.1.10 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.10.1 Santa Barbara Bancorp 1996 Directors Stock Option Agreement (previously filed with the Commission as Exhibit 10.1.10.1 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

10.1.10.2 Santa Barbara Bancorp 1996 Directors Stock Option Agreement (Reload Option) (previously filed with the Commission as Exhibit 10.1.10.2 to the Company's annual report on Form 10-K for 1996, incorporated herein by this reference).

13         Annual report to security-holders (included as Item 8)

21         Subsidiaries of the registrant

27         Financial Data Schedule



*Shareholders may obtain a copy of any exhibit by writing to:

      Clare McGivney, Corporate Services Administrator
      Santa Barbara Bancorp
      P.O. Box 1119
      Santa Barbara, CA 93102

***Filed herewith

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT


          Santa Barbara Bank & Trust, a California corporation, doing business under the name of Santa Barbara Bank & Trust

         Sanbarco Mortgage Corporation, a California corporation, doing business under the name of Sanbarco Mortgage Company

Exhibit 3.2

                           CERTIFICATE OF AMENDMENT

                                      OF

                           ARTICLES OR INCORPORATION

                                      OF

                             SANTA BARBARA BANCORP


      The undersigned, DAVID W. SPAINHOUR and JAY D. SMITH, do hereby certify that:

      1. They are the duly elected and acting President and Secretary, respectively, of SANTA BARBARA BANCORP, a California corporation.

      2. Article THIRD of the Articles of Incorporation of said Corporation is hereby amended to read in its entirety as follows:

      "THIRD:   AUTHORIZED STOCK

      This Corporation is authorized to issue only one class of shares of stock, which shall be designated "Common Stock." The total number of such shares of Common Stock which this Corporation is authorized to issue is twenty million (20,000,000). Upon amendment of this Article to read as herein set forth, each outstanding share shall be split up, divided and converted into one and one third (1 1/3) shares. No fractional shares shall be issued to shareholders in connection with such stock split, but rather, in lieu thereof cash shall be paid and distributed to each shareholder who would otherwise have been entitled to receipt of a fractional share, and the amount of cash to be distributed shall be based upon the market price, after adjustment for the effect of the stock split hereinabove declared, of this Corporation's Common Stock on the effective date of the stock split."

      3. The foregoing Amendment of the Articles of Incorporation has been duly adopted by the Board of Directors of the Corporation.

      4. The Corporation has only one class of shares outstanding. This Amendment effects only a stock split, as that term is defined in Section 188 of the California Corporations Code, and as such constitutes an amendment that may be adopted with approval of the Board of Directors acting alone, pursuant to
Section 902(c) of the California Corporations Code.

      We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this Certificate are true and correct of our own knowledge.

Date:  April 3, 1989

                          David W. Spainhour
                          President

                          Jay D. Smith
                          Secretary

Exhibit 3.6

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

Dated at Santa Barbara,
California

January 18, 1996

                              Jay Donald Smith
                              Secretary

Exhibit 3.7

                     CERTIFICATE OF RESOLUTION

                       SANTA BARBARA BANCORP

                     Santa Barbara, California

                 AMENDMENT NUMBER THREE TO BYLAWS

      This is to certify that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that by resolution of the Board of Directors of the Corporation duly adopted at the meeting held on May 20, 1997,
Section 3.2.1 of the Bylaws of the Corporation was amended as follows:

           Authorized Number: The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than seven (7) nor more than thirteen (13). Until a different number within the foregoing limits is specified in an amendment to this Section 3.2.1 duly adopted by the Board of Directors or the shareholders, the exact number of authorized directors shall be ten (10).

      I hereby certify that the foregoing resolution now stands on record on the books of said Corporation, and has modified, repealed or set aside in any manner, and is now in full force and effect.

Dated at Santa Barbara,
California

May 21, 1997

                               Jay Donald Smith
                               Secretary

Exhibit 10.1.4.5

                          FIFTH AMENDMENT

                                TO

                    SANTA BARBARA BANK & TRUST

              AND INVESTMENT AND SALARY SAVINGS PLAN


      THIS FIFTH AMENDMENT (the "Fifth Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Trustee"), with reference to the following facts:

      RECITALS:

      A. The Employer sponsors that certain Incentive and Investment and Salary Savings Plan (the "Plan") pursuant to that certain document executed December 31, 1991, as amended by that certain First Amendment dated effective January 1, 1994, that certain Second Amendment dated effective July 1, 1994, that certain Third Amendment executed December 28, 1994, and that certain Fourth Amendment executed effective January 1, 1995 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document in order to confirm the manner in which prior service with an entity that is acquired by the Employer shall be credited under the Plan.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.    AMENDMENT PLAN DOCUMENT

      Section 1.61 of the Plan Document is hereby amended to read as follows:

            "1.61 "Year of Service" means the computation period of twelve (12) consecutive months, herein set forth, during which an Employee has at least 1,000 Hours of Service.

                1.61.1 Eligibility. For purposes of eligibility for participation, the initial computation period shall begin with the date on which the Employee first performs an Hour of Service. The participation computation period beginning after a 1-Year Break in Service shall be measured from the date on which an Employee again performs an Hour of Service. The participation computation period shall shift to the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service. An Employee who is credited with the required Hours of Service in both the initial computation period (or the computation period beginning after a 1-Year Break in Service) and the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service, shall be credited with two (2) Years of Service for purposes of eligibility to participate.

                1.61.2 Vesting. For vesting purposes, the computation period shall be the Plan Year, including periods prior to the Effective Date of the Plan.

                1.61.3 Other. For all other purposes, the computation period shall be the Plan Year.

                1.61.4 Prior Service. There shall be recognized as "Years of Service" under this Plan:

                     A. All Years of Service by the Employee with Community Bank of Santa Ynez Valley; and

                     B. All Years of Service by the Employee with any entity acquired by the Bank or Bancorp (as defined below) if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.61.4, an entity shall be deemed to be "acquired by the Bank or Bancorp" if (1) that entity is merged into the Bank or Bancorp, or (2) the Bank or Bancorp purchase or otherwise acquire at least eighty percent (80% of the outstanding voting equity interests in such entity, or (3) the Bank or Bancorp acquire substantially all the assets of such entity."

                1.61.5 Affiliated Employer. All Years of Service with any Affiliated Employer shall be recognized."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly amended by this Fifth Amendment, the Plan Document is hereby ratified, confirmed, and approved, and remains in full force and effect.

      2.2 Effective Date. The effective date of this Fifth Amendment shall be January 1, 1996.


      IN WITNESS WHEREOF, the parties hereto have executed this Fifth Amendment, effective on the date set forth above.

"EMPLOYER"

SANTA BARBARA BANK & TRUST, a
California corporation


By:
      Name:  Jay D. Smith
      Title: Senior Vice President


                               Date: December 30, 1996
"TRUSTEE"

SANTA BARBARA BANK & TRUST, a
California corporation


By:
      Name:  Janice Kroekel
      Title: Assistant Vice President


                               Date: December 30, 1996

Exhibit 10.1.4.6

                          SIXTH AMENDMENT

                                TO

                    SANTA BARBARA BANK & TRUST

         INCENTIVE AND INVESTMENT AND SALARY SAVINGS PLAN


      THIS SIXTH AMENDMENT (the "Sixth Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Trustee"), with reference to the following facts:

      RECITALS:

      A. The Employer sponsors that certain Incentive and Investment and Salary Savings Plan (the "Plan") pursuant to that certain document executed December 31, 1991, as amended by that certain First Amendment dated effective January 1, 1994; that certain Second Amendment dated effective July 1, 1994, that certain Third Amendment executed December 28, 1994; that certain Fourth Amendment executed effective January 1, 1995; and that certain Fifth Amendment dated effective January 1, 1996 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document in order to conform the Plan Document to recent changes in applicable law.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.    COMMENCEMENT OF DISTRIBUTIONS

      Employer hereby:

      1.1 Changes in Law. Acknowledges that (a) Section 401(a)(9) of the Code formerly provided that distributions to a participant must commence by the "required beginning date," which was defined to mean April 1 of the calendar year following the calendar year in which the participant attained age 70-1/2,
(b) Section 401(a)(9) of the Code was amended by the "Small Business Job Protection Act of 1986" to redefine the term "required beginning date" to mean April 1 of the calendar year following the later of the calendar year in which the participant attains age 70-1/2, or the calendar year in which the participant retires from employment with the Employer, (c) the Plan Document has not yet been amended to provide for such deferral, and (d) the Employer desires to amend the Plan Document to conform the provisions thereof to the amended provisions of Section 401(a)(9) of the Code.

      1.2 Amendment. Amends the Plan Document, notwithstanding any other provision of the Plan Document to the contrary, to include the following provision:

            "1. Minimum Distributions. Notwithstanding any other provision of this Plan to the contrary, in order to conform the terms of this Plan to the provisions of the Small Business Job Protection Act of 1996, the term "required beginning date" shall mean, and distributions shall not be required to commence under the rules of Section 401(a)(9), until April 1 of the calendar year following the later of the calendar year in which the participant attains age 70-1/2, or the calendar year in which the participant retires from employment with the Employer.

            2. Option to Defer. If under prior provisions of this Plan, a participant attained age 70-1/2 in a calendar year after 1995 and failed to receive a distribution that would have been required in any calendar year under such prior provisions of this Plan, then such distributions shall not be required to be provided to such participant if the participant is afforded, prior to the last day of such calendar year, an option either to receive such distribution or to defer the commencement of such distributions until April 1 of the calendar year following the calendar year in which the participant retires from employment with the Employer."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly modified by this Sixth Amendment, the Plan Document is hereby ratified, confirmed, and approved, and remains in full force and effect.

      2.2 Effective Date. The effective date of this Sixth Amendment shall be January 1, 1997.


      IN WITNESS WHEREOF, the parties hereto have executed this Sixth Amendment, effective on the date set forth above.

"EMPLOYER":

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Name:   Jay D. Smith
  Title:  Senior Vice President

            Date:  December 5, 1997
"TRUSTEE":

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Name:   Janice Kroekel
  Title:  Assistant Vice President

            Date:  December 5, 1997

Exhibit 10.1.4.7

                         SEVENTH AMENDMENT

                                TO

                    SANTA BARBARA BANK & TRUST

         INCENTIVE AND INVESTMENT AND SALARY SAVINGS PLAN


      THIS SEVENTH AMENDMENT (the "Seventh Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation (in its capacity as "Trustee"), with reference to the following facts:

      RECITALS:

      A. The Employer sponsors that certain Incentive and Investment and Salary Savings Plan (the "Plan") pursuant to that certain document executed December 31, 1991, as amended by that certain First Amendment dated effective January 1, 1994; that certain Second Amendment dated effective July 1, 1994, that certain Third Amendment executed December 28, 1994; that certain Fourth Amendment executed effective January 1, 1995; that certain Fifth Amendment dated effective January 1, 1996; and that certain Sixth Amendment dated effective January 1, 1997 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document in order to confirm the manner in which prior service with an entity that is acquired by the Employer shall be credited under the Plan.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.    MERGER WITH CITIZENS BANK

      1.1   Merger.  Employer hereby:

            1.1.1 Merger Transaction. Acknowledges that (a) Citizens State Bank of Santa Paula ("Citizens Bank") formerly sponsored that certain "Citizens State Bank of Santa Paula Profit Sharing 401(k) Plan" (the "Citizens Plan"), and (b) in transactions that closed effective October 1, 1997, (i) Citizens Bank merged with and into Employer, (ii) the Citizens Plan was merged with and into this Plan, and (iii) the assets formerly held in the trust under the Citizens Plan were merged into the trust under this Plan;

            1.1.2 Prior Vesting. Acknowledges that the Citizens Plan provided that each participant in that plan (a) was 100% vested in "Employer Matching Contributions" allocated to the participant's account under that plan, and (b) became vested, in accordance with the following schedule, in "Employer Discretionary Contributions" allocated to the participant's account under the Citizens Plan:

            Years of Service                  Vesting Percentage
                     0                                  -0-
                     1                                 33.33%
                     2                                 66.67%
                     3                                100.00%
                     4                                100.00%
                     5 or more                        100.00%

      1.2 Amendment. Employer hereby amends the vesting provisions of the Plan Document by adding at the end thereof the following new subsection to read as follows:

      "Notwithstanding any other provision of this Plan to the contrary, each Participant who formerly participated in the Citizens State Bank of Santa Paula Profit Sharing 401(k) Plan (the "Citizens Plan") and who had an account balance which was held under that Citizens Plan and has been merged into this Plan shall become vested in such account balance as follows:

            1. Employer Matching Contributions. That portion of such Partici-pant's account balance attributable to "Employer Matching Contributions," as defined under the Citizens Plan, shall be and remain one hundred percent (100% vested in such contributions.

            2. Employer Discretionary Contributions. That portion of such Participant's account balance attributable to "Employer Discretionary Contributions" (as defined in the Citizens Plan) shall be and become vested in such contributions in accordance with the following schedule:

            Years of Service                  Vesting Percentage
                     0                                 -0-
                     1                                33.33%
                     2                                66.67%
                     3                               100.00%
                     4                               100.00%
                     5 or more                       100.00%

      Each such Participant shall be and become vested in all other contributions allocated to such Participant's accounts under this Plan on or after October 1, 1997, in accordance with the regular vesting schedule under this Plan for such other contributions."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly modified by this Seventh Amendment, the Plan Document is hereby ratified, confirmed, and approved, and remains in full force and effect.

      2.2 Effective Date. The effective date of this Seventh Amendment shall be October 1, 1997.

      IN WITNESS WHEREOF, the parties hereto have executed this Seventh Amendment, effective on the date set forth above.

"EMPLOYER":

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Name:  Jay D. Smith
  Title: Senior Vice President

            Date:  December 5, 1997
"TRUSTEE":

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Name:  Janice Kroekel
  Title: Assistant Vice President

            Date:  December 5, 1997

Exhibit 10.1.5.2
                         SECOND AMENDMENT

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

      RECITALS:

      A. The Employer sponsors an Employee Stock Ownership Plan and Trust (the "ESOP") pursuant to that certain plan document executed June 28, 1994, as amended by that certain First Amendment dated effective January 1, 1995 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document to confirm the terms and conditions on which prior service with an acquired company will be credited under the ESOP.

      AMENDMENT:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree and amend the Plan as follows:

1.    AMENDMENT TO PLAN DOCUMENT

      Section 1.56.6 of the Plan Document is hereby amended in its entirety to read as follows:

      "1.56.5 Prior Service. There shall be recognized as "Years of Service" under this Plan:

           A. All Years of Service by the Employee with Community Bank of Santa Ynez Valley; and

           B. All Years of Service by the Employee with any entity acquired by the Bank or Bancorp (as defined below) if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.56.6, an entity shall be deemed to be "acquired by the Bank or Bancorp" if (1) that entity is merged into the Bank or Bancorp, or (2) the Bank or Bancorp purchase or otherwise acquire at least eighty percent (80% of the outstanding voting equity interests in such entity, or (3) the Bank or Bancorp acquire substantially all the assets of such entity."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly modified by this Second Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.2 Effective Date. The effective date of this Second Amendment shall be January 1, 1996.

      IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment, effective on the date set forth above.

"EMPLOYER":

SANTA BARBARA BANK & TRUST,
 a California corporation


By
     Name:   Jay D. Smith
     Title:  Senior Vice President

     Date:  December 30, 1996

"TRUSTEE":

SANTA BARBARA BANK & TRUST,
 a California corporation


By
     Name:   Janice Kroekel
     Title:  Assistant Vice President

     Date:  December 30, 1996

Exhibit 10.1.5.3
                          THIRD AMENDMENT

                                TO

              EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

                                OF

                    SANTA BARBARA BANK & TRUST


      THIS THIRD AMENDMENT (the "Third Amendment") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, as Employer (the "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation, as Trustee (the "Trustee"), with reference to the following facts:

      RECITALS:

      A. The Employer sponsors an Employee Stock Ownership Plan and Trust (the "ESOP") pursuant to that certain plan document executed June 28, 1994, as amended by that certain First Amendment dated effective January 1, 1995, and that certain Second Amendment dated effective January 1, 1996 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document as set forth in Section 1, below.

      AMENDMENT:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree and amend the Plan as follows:


1.    AMENDMENT TO PLAN DOCUMENT

      1.1 Section 4.6. Current Section 4.6.2 of the Plan Document (regarding so-called "Early Diversification") is hereby deleted in its entirety, and the remainder of Section 4.6 of the Plan Document is hereby amended in its entirety to read as follows:

           4.6 Directed Investment of Accounts. Except as otherwise provided in this Section 4.6, no Participant shall be entitled to direct the investment of amounts allocated to the Participant's accounts under this Plan.

                4.6.1 Diversification by Qualified Participant. For Plan Years beginning after December 31, 1986, each "Qualified Participant" may elect, within ninety (80) days after the close of each Plan Year during the Qualified Participant's "Qualified Election Period," to direct the Trustee, in writing, as to the investment of the number of shares of Company Stock determined pursuant to Section 4.6.2, below. For purposes of this Section 4.6, the term (a) "Qualified Participant" means any Participant or Former Participant who has completed ten (10) Plan Years of Service as a Participant and has attained age 55, and (b) "Qualified Election Period" means the six-Plan-Year-Period beginning with the later of (1) the first Plan Year in which the Participant first became a "Qualified Participant," or 92) the first Plan Year beginning after December 31, 1986.

                4.6.2 Number of Shares. With respect to each Plan Year during the Qualified Election Period, the Qualified Participant may elect to direct the investment of twenty-five percent (25%) of the total number of shares of Company Stock acquired by or contributed to the Plan that have ever been allocated to the Qualified Participant's Company Stock Account (reduced by the number of shares of Company Stock which the Participant previously was entitled to elect to diversity). With respect to the last year in the Qualified Election Period, the preceding sentence shall be applied by substituting "fifty percent (50%)" for "twenty-five percent (25%)."

                4.6.3 Manner of Diversification. The Trustee shall satisfy the diversification direction of the Qualified Participant under this Section
      4.6 by either:

                     A. Distribute to the Qualified Participant, within ninety days after the end of the period in which the Participant may make a diversification election under this Section 4.6.1, either such number of shares of Company Stock which the Participant has elected to diversify, or cash in an amount equal to the fair market value of such shares of Company Stock (determined as of the last Anniversary Date prior to the date of the distribution), provided, any such shares of Company Stock distributed to a Qualified Participant shall be subject to the "put option" requirements of
Section 7.22,below; or

                     B. Offering within the Trust at least three distinct investment options (in accordance with Treasury Regulations implementing
Code Section 401(a)(28)) in which an amount equal to the fair market value of the number of shares of Company Stock which the Qualified Participant has elected to diversify shall be invested during the ninety-day period after the period in which the Qualified Participant may elect a diversification election pursuant to this Section 4.6.1; or C. Transferring to another qualified retirement plan sponsored by the Employer the number of shares of Company Stock which the Qualified Participant elects to diversify (or an amount representing the fair market value of those shares as of the last Anniversary Date preceding the date of the transfer), and offering in that other plan at least three distinct investment options (in accordance with Treasury Regulations implementing Code Section 401(a)(28)) into which the proceeds from the sale of the designated number of shares of the Company Stock (or an amount of cash representing the fair market value) shall be invested during the 90-day period following the period in which the Participant may make a diversification election pursuant to this Section 4.6.

      Notwithstanding the foregoing provisions of this Section 4.6.3, if the fair market value (determined pursuant to Section 6.1, below, at the Plan valuation date immediately preceding the first day in which a Qualified Participant is eligible to make an election) of Company Stock acquired by or contributed to the Plan after December 31, 1986, and allocated to a Qualified Participant's Company Stock Account is not greater than five hundred dollars ($500.00), then no portion of the shares of Company Stock allocated to that account shall be subject to the requirements of this
      Section 4.6. For purposes of determining whether the fair market value of such stock exceeds $500, all Company Stock held in accounts of all employee stock ownership loans (as defined in Code Section 4975(e)(7)) and tax credit employee stock ownership plans (as defined in Code Section 409(a)) maintained by the Employer or any Affiliated Employer shall be considered pursuant to this Plan.

      1.2 Section 8.1.1. Section 8.1.1 of the Plan Document is hereby amended in its entirety to read as follows:

           "8.1.1 Investment. To invest, manage, and control the Plan assets in accordance with either (a) investment directives received from time to time from the Employer (acting through such Committee of Employees of the Employer as the Employer may appoint from time to time), or (b) in the absence of such directives from the Employer, the "funding policy and method" adopted by the Employer from time to time."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly modified by this Third Amendment, the plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.2 Effective Date. The effective date of this Third Amendment shall be January 1, 1997.


      IN WITNESS WHEREOF, the parties hereto have executed this Third Amendment, effective on the date set forth above.

"EMPLOYER":

SANTA BARBARA BANK & TRUST,
 a California corporation


By
     Name:  Jay D. Smith
     Title:  Senior Vice President


                               Date:  January 7, 1997
"TRUSTEE":

SANTA BARBARA BANK & TRUST,
 a California corporation


By
     Name:  Janice Kroekel
     Title:  Assistant Vice President


                               Date:  January 7, 1997

Exhibit 10.1.5.4
                         FOURTH AMENDMENT

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

      RECITALS:

      A. The Employer sponsors an Employee Stock Ownership Plan and Trust (the "ESOP") pursuant to that certain plan document executed June 28, 1994, as amended by (i) that certain First Amendment dated effective January 1, 1995;
(ii) that certain Second Amendment dated effective January 1, 1996; and (iii) that certain Third Amendment dated effective January 1, 1997 (as so amended, the "Plan Document").

      B. The Employer desires to amend the Plan Document in order to conform the Plan Document to certain changes in applicable law.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.    COMMENCEMENT OF DISTRIBUTIONS

      Employer hereby:

      1.1 Changes in Law. Acknowledges that (a) Section 401(a)(9) of the Code formerly provided that distributions to a participant must commence by the "required beginning date," which was defined to mean April 1 of the calendar year following the calendar year in which the participant attained age 70-1/2,
(b) Section 401(a)(9) of the Code was amended by the "Small Business Job Protection Act of 1986" to redefine the term "required beginning date" to mean April 1 of the calendar year following the later of the calendar year in which the participant attains age 70-1/2, or the calendar year in which the participant retires from employment with the Employer, (c) the Plan Document has not yet been amended to provide for such deferral, and (d) the Employer desires to amend the Plan Document to conform the provisions thereof to the amended provisions of Section 401(a)(9) of the Code.

      1.2 Amendment. Amends the Plan Document, notwithstanding any other provision of the Plan Document to the contrary, to include the following provision:

            "1. Minimum Distributions. Notwithstanding any other provision of this Plan to the contrary, in order to conform the terms of this Plan to the provisions of the Small Business Job Protection Act of 1996, the term "required beginning date" shall mean, and distributions shall not be required to commence under the rules of Section 401(a)(9), until April 1 of the calendar year following the later of the calendar year in which the participant attains age 70-1/2, or the calendar year in which the participant retires from employment with the Employer.

            2. Option to Defer. If under prior provisions of this Plan, a participant attained age 70-1/2 in a calendar year after 1995 and failed to receive a distribution that would have been required in any calendar year under such prior provisions of this Plan, then such distributions shall not be required to be provided to such participant if the participant is afforded, prior to the last day of such calendar year, an option either to receive such distribution or to defer the commencement of such distributions until April 1 of the calendar year following the calendar year in which the participant retires from employment with the Employer."

2.    MISCELLANEOUS

      2.1 Ratification. Except as expressly modified by this Fourth Amendment, the Plan Document is hereby ratified, confirmed, and approved, and remains in full force and effect.

      2.2 Effective Date. The effective date of this Fourth Amendment shall be January 1, 1997.


      IN WITNESS WHEREOF, the parties hereto have executed this Sixth Amendment, effective on the date set forth above.

"EMPLOYER":

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Name:   Jay D. Smith
  Title:  Senior Vice President

            Date:  December 5, 1997

"TRUSTEE":

SANTA BARBARA BANK & TRUST, a
California corporation

By
  Name:   Janice Kroekel
  Title:  Assistant Vice President

            Date:  December 5, 1997

Exhibit 10.1.7.1
                          FIRST AMENDMENT

                                TO

    SANTA BARBARA BANK & TRUST KEY EMPLOYEE RETIREE HEALTH PLAN

      THIS FIRST AMENDMENT (the "Amendment") is made and executed, effective on the date set forth below, by SANTA BARBARA BANK & TRUST, a California corporation (the "Bank"), with reference to the following facts:

      RECITALS:

      A. The Bank adopted that certain "Santa Barbara Bank & Trust Retiree Health Plan (the "Plan") pursuant to that certain Plan document executed December 29, 1992 (the "Plan Amendment").

      B. The Bank now desires to amend the Plan as set forth below.

      AMENDMENT:

      NOW, THEREFORE, the Bank, intending to be legally bound, does hereby amend the Plan Document as follows:

1.    AMENDMENT

      The Plan Document is hereby amended as follows:

      1.1 New Section 1.9. Sections 1.9 through 1.23 are hereby renumbered to be Sections 1.10 through 1.24, respectively (and all cross-references to those Sections are hereby modified accordingly), and there is hereby added the following new Section 1.9 to read as follows:

            "1.9 "Excluded Key Employee" means each person who (a) has been a "key employee," as that term is defined for purposes of Code Section 419A(d)(3), during any plan year under any plan previously maintained by the Bank to provide health insurance coverage to retired employees, and
      (b) had terminated employment with the Bank prior to adoption of this Plan on December 29, 1992."

      1.2 Former Section 1.13. Former Section 1.13 (which has been renumbered as
Section 1.14 pursuant to Section 1.1, above) is hereby amended in its entirety to read as follows:

            "1.14 "Key Employee" means each Employee other than an Excluded Key Employee who, at any time during any Plan Year under this Plan or any plan year under any plan previously maintained by the Bank to provide health insurance coverage to retired employees, is or has been a "key employee," as that term is defined for purposes of Code Section 419A(c)(3), as amended from time to time."

      1.3 Former Section 1.23.4. Former Section 1.23.4 (which has been renumbered as Section 1.24.4 pursuant to Section 1.1, above) is hereby amended to read in its entirety as follows:

            "1.24.4 Prior Service Credit. There shall be recognized as "Years of Service" under this Plan:

            A. All Years of Service by the Employee with Community Bank of Santa Ynez Valley; and

            B. All Years of Service by the Employee with any entity acquired by the Bank or Bancorp (as defined below) if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.24.4, an entity shall be deemed to be "acquired by the Bank or Bancorp" if (1) that entity is merged into the Bank or Bancorp, or (2) the Bank or Bancorp purchase or otherwise acquire at least eighty percent (80% of the outstanding voting equity interests in such entity, or (3) the Bank or Bancorp acquire substantially all the assets of such entity."

2.    MISCELLANEOUS

      2.1 Ratification. Except as modified by this Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.2 Effective Date. The effective date of this Amendment shall be January 1, 1996.

      IN WITNESS WHEREOF, the Bank has executed this Amendment, effective on the date set forth above.







SANTA BARBARA BANK & TRUST, a
California corporation

December 30, 1996

By:
      Jay D. Smith, Senior Vice-President

Exhibit 10.1.7.2

                         SECOND AMENDMENT

                                TO

    SANTA BARBARA BANK & TRUST KEY EMPLOYEE RETIREE HEALTH PLAN


      THIS SECOND AMENDMENT (the "Second Amendment") is made and executed, effective on the date set forth below, by SANTA BARBARA BANK & TRUST, a California corporation (the "Bank"), with reference to the following facts:

      RECITALS:

      A. The Bank adopted that certain "Santa Barbara Bank & Trust Retiree Health Plan (the "Plan") pursuant to that certain Plan document executed December 29, 1992 (the "Plan Document"), as amended by that certain First Amendment dated effective January 1, 1996 (the "First Amendment").

      B. The Bank now desires to amend the Plan as set forth below.

      AMENDMENT:

      NOW, THEREFORE, the Bank, intending to be legally bound, does hereby amend the Plan Document:

1.    AMENDMENT

      The Plan Document is hereby amended as follows:

      1.1 Section 1.2. Section 1.2 of the Plan is hereby amended in its entirety to read as follows:

            "1.2 "Bank" means (a) Santa Barbara Bank & Trust, a California corporation, including but not limited to all corporations and other entities into which or with which such corporation is merged or consolidated, and (b) all corporations and other entities which acquire all or substantially all of the assets of such corporation, if as part of the agreement for the acquisition of such assets the purchaser has agreed to assume the obligations of the "Bank" under this Plan."

      1.2 New Section 1.3. Current Sections 1.3 through 1.24 (as previously renumbered by the First Amendment) are hereby further renumbered as new Sections
1.4 through 1.25, respectively, and the following new Section 1.3 is hereby inserted into the Plan to read in its entirety as follows:

            "1.3 "Change of Control" shall mean any one transaction or any series of related transactions in which any Person (a) acquires direct or indirect voting control over more than thirty-five percent (35%) of the outstanding shares of Bancorp's common capital stock, or (b) acquires all or substantially all of the assets of the Bank. The effective date of any such Change of Control shall be the first date as of which any Person first acquires such voting control over more than thirty-five percent (35%) of the outstanding shares of Bancorp's common capital stock, or acquires all or substantially all of the assets of the Bank. For purposes of this Section 1.3, the term "Person" shall have the meaning ascribed to that term for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended.

      1.3 New Section 1.23. Current Sections 1.23 (defining the term "Spouse") through 1.25 (defining the term "Year of Service"), as previously renumbered by the First Amendment and by Section 1.2 of this Second Amendment are hereby further renumbered as Sections 1.24 through 1.26, respectively, and the following new Section 1.23 is hereby inserted into the Plan to read in its entirety as follows:

            "1.23 "Restricted Period" shall mean the period which:

                1.23.1 Commencement. Commences on the date on which (a) Bancorp or the Bank executes with another Person a written agreement (the "Reorganization Agreement") to acquire all or substantially all of the assets of the Bank, or to merge, consolidate, combine, or otherwise reorganize Bancorp or the Bank with any one or more other Persons (as such term is defined for purposes of Section 13(d) or 14 of the Securities Exchange Act of 1934) in any transaction in which the Reorganization Agreement contemplates that those Persons who are shareholders of Bancorp as of the date such Reorganization Agreement is executed will own less than sixty-five percent (65%) of the combined voting power of all common stock and other voting securities of the surviving entity immediately after the effective date of such merger, consolidation, combination, or other reorganization; or (b) any Person other than Bancorp announces that such Person intends to conduct a tender offer to acquire more than thirty-five percent (35%) of the outstanding common stock and other voting securities of Bancorp; and

                1.23.2 Expiration. Expires on the last day of the period of twenty-four (24) consecutive calendar months commencing on the date of any Change of Control."

      1.4 Section 2.1.1. Section 2.1.1 is hereby amended in its entirety to read as follows:

            "2.1.1 Eligible Retirees. A person shall be deemed to satisfy the requirements of this Section 2.1.1 if that person satisfies the requirements of either Paragraph A or Paragraph B of this Section 2.1.1.

            A. A person satisfies the requirements of this Paragraph A only if
      (1) that person is a Former Employee who at any time while employed by the Bank or Bancorp was a Key Employee; and (2) both of the following requirements are satisfied as of the effective date as of which that person terminates employment with Bancorp or the Bank: (a) that person has completed at least eight (8) Years of Service, and (b) that person has attained at least the age of fifty-five (55).

                B. A person shall be deemed to satisfy the requirements of this Paragraph B if, during the Restricted Period, either (i) Bancorp or the Bank terminates (or delivers to the person notice of the termination of) such person's employment with Bancorp or the Bank other than for cause, or
      (ii) there occurs a Deemed Termination of such person's employment with Bancorp or the Bank. For purposes of this Paragraph B, the term:

                     (1) "Cause" shall mean (a) gross negligence, (b) willful misconduct, (c) the person repeatedly and materially fails, for a period of at least thirty (30) days after receiving written notice of such failure, to perform the duties and functions inherent in the position and assigned to the person by Bancorp or the Bank (as the case may be); or (d) the person engages in any conduct which materially adversely affects Bancorp or the Bank (as the case may be) or the person's ability to perform that person's obligations and duties as an employee of Bancorp or the Bank.

                     (2) "Deemed Termination" shall mean the occurrence of any one or more of the following circumstances with respect to such person:

                          a. A change in the person's status, title, position or responsibilities (including reporting responsibilities) which, in the person's reasonable judgment, represents an adverse change from his status, title, position or responsibilities as in effect immediately prior thereto; the assignment to the person of any duties or responsibilities which, in the person's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the person from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Cause or as a result of his death;

                          b. A reduction in the person's base salary or any failure to pay the person any compensation or benefits to which he is entitled within five days of the due date therefor;

                          c. A failure to increase the person's base salary at least annually at a percentage of base salary at least equal to the average percentage increases (other than increases resulting from the person's promotion) granted to the person during the three full years ended prior to a Change of Control (or such lesser number of full years during which the person was employed);

                          d. The Bank's requiring the person to be based at any place outside a 25-mile radius from Santa Barbara, California, except for reasonably required travel on the Bank's business which is not greater than such travel requirements during the two-year period preceding any Change of Control;

                          e. The failure by the Bank to (i) continue in effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the person was participating immediately prior to the Effective Date, including, but not limited to, the plans listed on the Appendix, unless a substitute or replacement plan has been implemented which provides substantially identical compensation or benefits to the person or (ii) provide the person with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other compensation or employee benefit plan, program and practice as in effect at any time within ninety (90) days preceding the Effective Date or at any time thereafter; or

                          f. The insolvency or the filing of a petition for bankruptcy with respect to the Bank.

      1.5 Section 5.2. Section 5.2 of the Plan is hereby amended to read in its entirety as follows:

            "5.2 Amendment and Termination. The Bank shall have sole and absolute discretion to amend or modify this Plan in any regard, and to terminate this Plan altogether, at any time; provided, notwithstanding the foregoing or any other provision of this Plan, during any Restricted Period the Bank may not (a) revoke the Plan, or (b) modify the provisions of Paragraph B of Section 2.1.1 of the Plan, or (c) otherwise modify or amend the Plan in any manner (whether directly or indirectly such as by amending any other employee benefit arrangement that benefits any person who is affected by the provisions of Paragraph B of Section 2.1.1, above) that has the effect of eliminating or reducing the protections afforded by Paragraph B of Section 2.1.1 hereof.

      1.6 New Section 6.5. There is hereby added to the Plan a new Section 6.5 to read in its entirety as follows:

            "6.5 Binding Effect. This Plan shall be binding upon all successors and assigns of the Bank."

2.    MISCELLANEOUS

      2.1 Restatement. The officers of the Bank are hereby authorized, in their discretion, to restate the Plan by incorporating into a single plan document the terms of the original Plan Document, the First Amendment, and this Second Amendment.
      2.2 Ratification. Except as modified by the First Amendment and this Second Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.3 Effective Date. The effective date of this Second Amendment shall be January 1, 1997.

      IN WITNESS WHEREOF, the Bank has executed this Second Amendment, effective on the date set forth above.



Date:  December 17, 1997

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Jay D. Smith, Senior Vice-President

Exhibit 10.1.8

                          TRUST AGREEMENT

                                OF

                    SANTA BARBARA BANK & TRUST

           VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATION

                         December 29, 1992

                          TRUST AGREEMENT

                                OF

                    SANTA BARBARA BANK & TRUST

           VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATION

      THIS TRUST AGREEMENT (the "Agreement") is made and entered into, effective on the date set forth below, by and between SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as the Employer establishing the Trust created in this Agreement (the "Bank"), and SANTA BARBARA BANK & TRUST, a California corporation, in its capacity as Trustee of that Trust (the "Trustee"), with reference to the following facts:

      RECITALS:

      A. Concurrently with the execution of this Agreement, the Bank is adopting the Santa Barbara Bank & Trust Retiree Health Plan to provide health insurance and dental coverage ("Coverage") to certain of the retired employees (and their spouses and their dependents) of the Bank and Santa Barbara Bancorp ("Participants").

      B. Under the Plan, certain Participants are entitled to receive a "Post-Retirement Contribution" toward the cost of Coverage.

      C. The Bank desires to execute this Agreement in order to establish a Trust which shall receive contributions from the Bank and apply those contributions, together with earnings thereon, to pay the Post-Retirement Contribution toward the cost of Coverage for eligible retirees and their spouses.

      D. The Bank and the Trustee intend that the Trust shall operate as a "Voluntary Employees' Beneficiary Association" in compliance with the requirements of Section 501(c)(9) of the Code and all regulations promulgated thereunder.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

1.    CREATION OF TRUST

      1.1 Creation. The Bank and the Trustee hereby establish the Trust. Bank concurrently is making an initial contribution to the Trust of One Dollar ($1.00), receipt of which is hereby acknowledged by the Trustee.

      1.2 Purpose and Interpretation. The purpose of the Trust is to pay the Post-Retirement Contribution toward the cost of Coverage pursuant to the terms of the Plan. This Agreement shall be interpreted, and the Trust shall be operated, in such manner as to ensure that the Trust qualifies as a VEBA satisfying the requirements of Section 501(c)(9) of the Code and all regulations promulgated thereunder, and the requirements of the Employee Retirement Income Security Act of 1976, as amended ("ERISA").

2.    DEFINITIONS

      For purposes of this Agreement, the following terms shall have the meanings indicated below:

      2.1 "Bancorp" means Santa Barbara Bancorp, a California corporation.

      2.2  "Bank" means Santa Barbara Bank & Trust, a California corporation.

      2.3 "Code" means the Internal Revenue Code of 1986, as amended.

      2.4 "Coverage" means coverage under a Group Health Insurance Plan.

      2.5 "Effective Date" means December 29, 1992.

      2.6 "Employee" means each person who is a common law employee of Bancorp or the Bank.

      2.7 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

      2.8 "Group Health Insurance Plan" means, in each Plan Year, each group health insurance plan and each group dental insurance plan under which the Bank offers health or dental insurance coverage to Employees in such Plan Year.

      2.9 "Key Employee" means each Employee who, at any time during any Plan Year under this Plan or any plan year under any plan previously maintained by the Bank to provide health insurance coverage to retired employees, is or has been a "key employee," as that term is defined for purposes of Code Section 419A(d)(3), as amended from time to time.

      2.10 "Participant" means each person who qualifies as a "Participant" under the terms of the Plan.

      2.11 "Plan" means the Santa Barbara Bank & Trust Retiree Health Plan adopted effective December 29, 1992, as amended from time to time.

      2.12 "Plan Administrator" means the person serving as the "Plan Administrator" of the Plan.

      2.13 "Plan Year" shall have the same meaning ascribed to such term in the Plan.

      2.14 "Trust" means the Trust established under this Agreement.

      2.15 "Trustee" means the Bank, and each additional or successor trustee serving as a trustee of the Trust.

      2.16 "Trust Fund" means all contributions made by the Bank to the Trust, all earnings from the investment of such contributions, and all other assets acquired by the Trustee in its capacity as Trustee or otherwise held by the Trustee pursuant to this Agreement.


      2.17 "VEBA" means a Voluntary Employees' Beneficiary Association satisfying the requirements of Section 501(c)(9) of the Code, and the regulations promulgated thereunder.

3.    CONTRIBUTIONS

      3.1 Receipt of Contributions. The Trustee shall receive such contributions as are paid to it in cash or in kind, from time to time, by the Bank. Upon receipt, all such contributions, together with all income and other gains from such contributions, shall be held, invested, reinvested, and administered by the Trustee pursuant to the terms of this Agreement without distinction between principal and income.

      3.2 Limitation of Trustee Responsibility. The Trustee shall not be responsible for the calculation or collection of any contribution under the Plan, but rather shall be responsible only for such property as is actually received by the Trustee pursuant to this Agreement.

4.    POWERS OF TRUSTEE

      4.1 Investment of Funds. Pursuant to the Plan, the Bank shall establish and implement a funding policy consistent with the purposes of the Plan and the requirements of law, and from time to time may direct the Trustee to exercise its investment discretion in such manner as the Bank determines to be appropriate. Subject to such funding policy and periodic directions from the Bank, the Trustee shall invest the funds held in Trust as follows:

           4.1.1 Permitted Investments. The Trustee shall invest and reinvest the Trust Fund, without distinction between principal and income, in such securities or other property, real or personal, wherever situated, as the Trustee may deem advisable, including but not limited to stocks, common or preferred, bonds, and other evidences of indebtedness, and real estate or any interest therein. In making investments, the Trustee shall:

                A. Consider, among other factors, the short-term and long-term needs of the Plan; and

                B. Not be restricted to securities or other property of a character expressly authorized by applicable law for trust investments.

           4.1.2 Employment of Custodian. The Trustee may employ a bank or trust company pursuant to the terms of its usual and customary bank agency agreement, under which the duties of such bank or trust company shall be of a custodial, clerical, and record-keeping nature.

           4.1.3 Pooled Funds. From time to time the Trustee may transfer to a common, collective, or pooled trust fund maintained by any person serving as a corporate trustee hereunder all or such part of the assets held under this Agreement as the Trustee may deem advisable, and any such monies so transferred shall be subject to all the terms of provisions of the common, collective, or pooled trust fund which contemplate the commingling for investment purposes of such Trust assets with the assets of other trusts. The Trustee may, from time to time, withdraw from such common, collective, or pool trust fund all or any part of the monies so invested.

           4.1.4 Life Insurance Policies. The Trustee may apply for, own, and pay premiums on life insurance policies insuring the lives of Participants.

      4.2 Other Powers. In addition to the powers expressly or impliedly granted to the Trustee in other provisions of this Agreement, the Trustee shall have the power:

           4.2.1 Borrow. To borrow money upon such terms and conditions, at any time or times, and for such purposes of the Trust, as the Trustee may deem proper or desirable. For sums borrowed, the Trustee may issue promissory notes and secure the payment thereof by mortgaging or pledging all or any part of the assets of the Trust.

           4.2.2 Real Estate. To buy, sell, and hold title to real estate and interests therein in the name of the Trustee or in the name of the Trustee's nominee. In accepting title to real estate, neither the Trustee nor the Trustee's nominee shall be held to have assumed the obligation to make payment of any encumbrances thereon from its personal assets, nor any responsibility as to the validity of the title conveyed to or held by the Trustee's nominee. All conveyances executed and delivered by the Trustee or the Trustee's nominee shall be made without except as against the Trustee's own acts, covenants or warranty,

           4.2.3 Voting. With respect to all stocks, bonds, and other securities held in the Trust, (a) to exercise all voting rights with respect to such securities; (b) to give general and special powers of attorney without power of substitution in order to exercise such voting rights; (c) to exercise any conversion privileges, subscription rights or other options and to make any payments incidental thereto; (d) to consent to or otherwise participate in corporate reorganizations and other changes affecting corporate securities held by the Trust; (e) to delegate discretionary powers and to pay any assessments or charges in connection therewith; and (f) generally to exercise any of the rights and powers otherwise exercisable by any other owner of such securities.

           4.2.4 Prosecute and Defend Claim. To sue and defend in any suit or legal proceedings by or against the Trust. The Trustee shall have full power in the Trustee's discretion to compromise and adjust all claims and demands in favor of or against the Trust upon such terms as the Trustee may deem appropriate. In the administration of the Trust, the Trustee shall not be obligated to take any action which may subject the Trustee to any expense or liability unless the Trustee is first indemnified to the satisfaction of the Trustee for all expenses and liabilities, including attorneys' fees, which the Trustee may incur in connection with such action.

           4.2.5 Nominee. To register in the name of the Trustee or the Trustee's nominee any investment held by the Trust and to hold any investment in bearer form; provided, however, (a) the books and records of the Trustee at all times shall show that all such investments are part of the Trust Fund, and (b) such form of registration or holding shall neither increase nor decrease the liability of the Trustee.

           4.2.6 Employment of Agents. To employ such agents, attorneys-in-fact, experts, and investment and legal counsel, including any firm or corporation with which the Trustee may be associated as a partner, director, stockholder, or otherwise, and to delegate discretionary powers to or rely upon information or advice furnished by, such agents, attorneys-in-fact, experts, or counsel.


           4.2.7 Execution of Instruments. To make, execute and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers granted in this Agreement.

           4.2.8 Necessary Acts. To do all acts, whether or not expressly authorized in this Agreement, which may be necessary or proper for the protection of the Trust Fund or for the carrying out of any duty under the Plan or this Agreement.

5.    ADMINISTRATION OF TRUST

      5.1 Standard of Care. The Trustee shall discharge its duties under this Agreement (a) in a manner which satisfies the duties imposed upon "fiduciaries" by ERISA, and (b) subject to such duties, (1) in the best interests of Participants, (2) with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, and (3) by diversifying the investments of the Trust so as to minimize the risk of large losses, unless under the circumstances it is clearly not prudent to do so.

      5.2 Accounts and Records. The Trustee shall maintain accurate and detailed accounts of all investments, receipts, disbursements, and other transactions under this Agreement, and all such accounts and other records relating thereto shall be open to inspection and audit at all reasonable times by the Bank and any person designated by the Bank.

           5.2.1 Exclusion of Key Employees. The Bank and the Trustee acknowledge and agree that:

                A. Under the terms of the Plan, no Key Employee is entitled to receive Coverage or any other benefits under the Plan or this VEBA; and

                B. The Trustee shall not make any payment from the Trust to or for the benefit of any Key Employee.

           5.2.2 Annual Accounting. Within sixty (60) days after the end of each Plan Year, the Trustee shall furnish the Plan Administrator a written statement of account setting forth all receipts and disbursements during such Plan Year. The Plan Administrator shall acknowledge in writing receipt of such statement, and shall advise the Trustee of its approval or disapproval of the statement. If, within sixty (60) days after receiving such statement, the Plan Administrator fails to disapprove the statement, then such statement shall be deemed approved. The actual or deemed approval of the statement of account by the Plan Administrator shall serve to release and discharge the Trustee from any liability or accountability to the Plan Administrator with respect to the propriety of the Trustee's acts or transactions shown on the statement of account, except with respect to any acts or transactions as to which the Plan Administrator shall file written objections with the Trustee within such 60-day time period.

      5.3 Exempt Function Income. Prior to filing the Trust's annual income tax return for each taxable year, the Trustee shall designate that portion of the Trust's income for such year as qualifies as "exempt function income" as such term is defined in Section 512(a)(3) of the Code). All such exempt function income shall be segregated from the general assets of the Trust, accounted for separately on the Trust's books and records, and used solely for the payment of the cost of Coverage and those reasonable costs of administering the Trust which are directly connected with the payment of the cost of the Coverage.

      5.4 Payment of Benefits. Subject to Sections 5.2.1 and 8 hereof, the Trustee shall apply the assets of the Trust to pay the Post Retirement Contribution toward the cost of Coverage for Participants (as required by the Plan) at such times, in such amounts, and to such persons, as the Plan Administrator designates.

      5.5 Expenses of Administration. Subject to Section 8.3, below, (a) the Trustee's compensation, if any, shall be fixed from time to time by agreement with the Bank, provided, no such compensation shall be paid if the payment or receipt of such funds would constitute a "prohibited transaction" under the Code or ERISA; and (b) the Trustee shall be entitled to be reimbursed, by the Bank or from the Trust Fund, for its reasonable expenses.

6.    RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

      6.1 Resignation or Removal. The Bank may remove the Trustee at any time, without cause, by delivering a written notice of removal to the Trustee. The Trustee may resign as a trustee under this Agreement by delivering to the Bank a written notice of resignation. Any such removal or resignation shall be effective on the later of (a) the date specified in the notice of removal or resignation, or (b) the fifteenth (15th) day after the delivery of such notice.

      6.2 Successor Trustee. Upon the removal, resignation, death, or inability of any Trustee to serve under this Agreement, a successor shall be appointed (a) by the Bank, or (b) if the Bank does not then exist or is in bankruptcy proceedings or its assets are being managed by a receiver, then by a majority of the Participants then having an interest in the Trust. Upon accepting appointment as a successor or Trustee, the successor Trustee shall be vested with the same powers, duties, privileges, and immunities that such Trustee would have possessed if it originally had been named as the initial trustee in this Agreement. Upon acceptance of such appointment by the successor Trustee, each Trustee who shall have resigned or been removed shall assign, transfer, and pay over to the successor Trustee all funds and properties of the Trust.

      6.3 Report by Trustee. Within sixty (60) days after resigning or being removed, the Trustee who has so resigned or been removed shall furnish to the Plan Administrator a written statement of account with respect to the portion of the Plan Year for which the Trustee has served. Upon receipt of such statement, the Plan Administrator shall acknowledge receipt thereof in writing and shall advise the Trustee whether the Plan Administrator approves or disapproves such statement. If the Plan Administrator fails to approve any such statement of account within sixty (60) days after receiving the statement, then such statement shall be deemed to be approved. The actual or deemed approval of any such statement shall serve to release and discharge such Trustee from any liability or accountability to the Bank with respect to the propriety of the Trustee's acts or transactions as shown in the statement of account.

      6.4 Waiver of Notice. The Trustee and the Bank may, by mutual agreement, waive any required advance notice of resignation or removal set forth in Section
6.1 above.

7.    AMENDMENT AND TERMINATION OF AGREEMENT

      Subject to the prohibitions set forth in Section 8, below:

      7.1 Amendment. This Agreement may be amended at any time, in whole or in part, by a written instrument executed by the Bank and the Trustee.

      7.2 Termination. This Agreement may be terminated at any time by the Bank. Upon such termination, the assets of the Trust shall be applied in the manner directed by the Plan Administrator.

8.    PROHIBITION AGAINST DISCRIMINATION, REVERSION OR INUREMENT

      Notwithstanding any other provision of this Agreement to the contrary:

      8.1 Discrimination. The assets of the Trust shall be applied in a manner which satisfies the nondiscrimination requirements of Section 505 of the Code;

      8.2 Exclusive Benefit. The assets of the Trust at all times shall be applied and invested for the exclusive purpose of paying the cost of Coverage under the Plan and the reasonable costs of administering the Trust;

      8.3 Prohibited Reversion and Inurement. Under no circumstances shall any assets or net earnings of the Trust, either during the existence of the Trust or at the termination thereof:

           8.3.1 Reversion. Revert to the Bank or be applied to or for the benefit of the Bank (except to the extent the Trust Fund is applied to pay the cost of Coverage pursuant to the Plan); or

           8.3.2 Inurement. Otherwise be paid to, or inure to the benefit of, any private individual, shareholder or other person, except through the payment of the Post-Retirement Contribution toward the cost of Coverage pursuant to the Plan and the costs of administering the Trust.

9.    MISCELLANEOUS

      9.1 Qualification and Initial Contribution. The Bank and the Trustee shall cooperate in preparing and submitting to the Internal Revenue Service all documents that may be necessary to obtain from the Internal Revenue Service a letter determining that the Trust, in operation with the Plan, constitutes a VEBA and is exempt from federal income taxes under Section 501(a) of the Code.

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

      9.2 No Employment Rights. Neither the adoption and maintenance of this Agreement, nor any express or implicit provision of this Agreement, shall be deemed:

           9.2.1 Contract. To constitute a contract between the Bank or Bancorp and any person, or to be a consideration for or an inducement or condition of, the employment of any person;

           9.2.2 Right. To give any person the right to be retained in the employ of the Bank or Bancorp;

           9.2.3 Discharge. To interfere with the right of the Bank or Bancorp to discharge any Employee at any time; or

           9.2.4 Continuing Employment. To give the Bank or Bancorp the right to require an Employee to remain in the employ of the Bank or Bancorp, or to interfere with an Employee's right to terminate employment with the Bank or Bancorp at any time.

      9.3 Interpretation. As used in this Agreement, the masculine, feminine, and neuter gender and the singular and plural numbers each shall be deemed to include the other whenever the context so indicates or requires. The captions to the Sections of this Agreement are only for reference purposes, and shall not affect in any way the meaning or interpretation of this Plan. Any capitalized term which is set forth in this Agreement and not defined herein shall have the meaning ascribed to such term in the Plan.

      9.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the state of California, in a manner consistent with the requirements of the Code applicable to tax-exempt VEBAs and the requirements of ERISA applicable to welfare benefit plans and the fiduciaries of such plans.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement, effective on the Effective Date set forth above.


"TRUSTEE"

SANTA BARBARA BANK & TRUST, a
 California corporation



Name:  Janice Kroekel                     Date:  December 21, 1992
Title:
Assistant Vice President and
Benefits Administrator

"BANK"

SANTA BARBARA BANK & TRUST,
 a California corporation



Name:  Jay D. Smith                       Date:  July 23, 1993
Title:
Senior Vice President, General
Counsel, and Corporate
Secretary

Exhibit 10.1.9.1

                          FIRST AMENDMENT

                                TO

SANTA BARBARA BANK & TRUST RETIREE HEALTH PLAN (Non-Key Employees)

      THIS FIRST AMENDMENT (the "Amendment") is made and executed, effective on the date set forth below, by SANTA BARBARA BANK & TRUST, a California corporation (the "Bank"), with reference to the following facts:

      RECITALS:

      A. The Bank adopted that certain "Santa Barbara Bank & Trust Retiree Health Plan (the "Plan") pursuant to that certain Plan document executed December 29, 1992 (the "Plan Amendment").

      B. The Bank now desires to amend the Plan as set forth below.

      AMENDMENT:

      NOW, THEREFORE, the Bank, intending to be legally bound, does hereby amend the Plan Document as follows:

1.    AMENDMENT

      The Plan Document is hereby amended as follows:

      1.1 New Section 1.5. Sections 1.5 through 1.24 of the Plan Document are hereby renumbered as Sections 1.6 through 1.25, respectively (and all references to those Sections are hereby modified accordingly), and the following new
Section 1.5 is hereby added to the Plan Document:

            "1.5 "Covered Key Employee" means each person who (a) has been a "key employee," as that term is defined for purposes of Code Section 419A(d)(3), during any plan year under any plan previously maintained by the Bank to provide health insurance coverage to retired employees, (b) had terminated employment with the Bank prior to adoption of this Plan on December 29, 1992, and (c) as of that date satisfied the eligibility requirements set forth in Section 2.1.1A, below."

      1.2 Former Section 1.13. Former Section 1.13 (which has been renumbered as
Section 1.14 pursuant to Section 1.1, above) is hereby amended in its entirety to read as follows:

            "1.14 "Key Employee" means each Employee (other than a Covered Key Employee) who, at any time during any Plan Year under this Plan or any plan year under any plan previously maintained by the Bank to provide health insurance coverage to retired employees, is or has been a "key employee," as that term is defined for purposes of Code Section 419A(d)(3), as amended from time to time."

      1.3 Former Section 1.14. Former Section 1.14 (which has been renumbered as
Section 1.14 pursuant to Section 1.1, above) is hereby amended in its entirety to read as follows:

            "1.15 "Non-Key Employee" means each (a) Covered Key
      Employee, and (b) each other Employee who is not a Key Employee."

      1.4 Former Section 1.24.4. Former Section 1.24.4 (which has been renumbered as Section 1.25.4 pursuant to Section 1.1, above) is hereby amended to read in its entirety as follows:

            "1.25.4 Prior Service Credit. There shall be recognized as "Years of Service" under this Plan:

            A. All Years of Service by the Employee with Community Bank of Santa Ynez Valley; and

            B. All Years of Service by the Employee with any entity acquired by the Bank or Bancorp (as defined below) if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.25.4, an entity shall be deemed to be "acquired by the Bank or Bancorp" if (1) that entity is merged into the Bank or Bancorp, or (2) the Bank or Bancorp purchase or otherwise acquire at least eighty percent (80% of the outstanding voting equity interests in such entity, or (3) the Bank or Bancorp acquire substantially all the assets of such entity."

2.    MISCELLANEOUS

      2.1 Ratification. Except as modified by this Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.2 Effective Date. The effective date of this Amendment shall be January 1, 1996.


             (Signatures appear on the following page)


      IN WITNESS WHEREOF, the Bank has executed this Amendment, effective on the date set forth above.



Date:  December 30, 1996


SANTA BARBARA BANK & TRUST, a
California corporation


By:
      Jay D. Smith, Senior Vice-President

Exhibit 10.1.9.2

                         SECOND AMENDMENT

                                TO

          SANTA BARBARA BANK & TRUST RETIREE HEALTH PLAN
                        (Non-Key Employees)



      THIS SECOND AMENDMENT (the "Second Amendment") is made and executed, effective on the date set forth below, by SANTA BARBARA BANK & TRUST, a California corporation (the "Bank"), with reference to the following facts:

      RECITALS:

      A. The Bank adopted that certain "Santa Barbara Bank & Trust Retiree Health Plan (the "Plan") pursuant to that certain Plan document executed December 29, 1992 (the "Plan Document"), as amended by that certain First Amendment dated effective January 1, 1996 (the "First Amendment").

      B. The Bank now desires to amend the Plan as set forth below.

      AMENDMENT:

      NOW, THEREFORE, the Bank, intending to be legally bound, does hereby amend the Plan Document:

1.    AMENDMENT

      The Plan Document is hereby amended as follows:

      1.1 Section 1.2. Section 1.2 of the Plan is hereby amended in its entirety to read as follows:

            "1.2 "Bank" means (a) Santa Barbara Bank & Trust, a California corporation, including but not limited to all corporations and other entities into which or with which such corporation is merged or consolidated, and (b) all corporations and other entities which acquire all or substantially all of the assets of such corporation, if as part of the agreement for the acquisition of such assets the purchaser has agreed to assume the obligations of the "Bank" under this Plan."

      1.2 New Section 1.3. Current Sections 1.3 (defining the term "Code") through 1.24 (defining the term "Year of Service"), as previously renumbered by the First Amendment, are hereby further renumbered as new Sections 1.4 through 1.26, respectively, and the following new Section 1.3 is hereby inserted into the Plan to read in its entirety as follows:

            "1.3 "Change of Control" shall mean any one transaction or any series of related transactions in which any Person (a) acquires direct or indirect voting control over more than thirty-five percent (35%) of the outstanding shares of Bancorp's common capital stock, or (b) acquires all or substantially all of the assets of the Bank. The effective date of any such Change of Control shall be the first date as of which any Person first acquires such voting control over more than thirty-five percent (35%) of the outstanding shares of Bancorp's common capital stock or actually acquires all or substantially all of the Bank's assets. For purposes of this Section 1.3, the term "Person" shall have the meaning ascribed to that term for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended.

      1.3 New Section 1.23. Current Sections 1.23 (defining the term "Spouse") through 1.26 (defining the term "Year of Service"), as previously renumbered by the First Amendment and by Section 1.2 of this Second Amendment, are hereby further renumbered as Sections 1.24 through 1.27, respectively, and the following new Section 1.23 is hereby inserted into the Plan to read in its entirety as follows:

            "1.23 "Restricted Period" shall mean the period which:

                1.23.1 Commencement. Commences on the date on which (a) Bancorp or the Bank executes with another Person a written agreement (the "Reorganization Agreement") to acquire all or substantially all the assets of the Bank, or to merge, consolidate, combine, or otherwise reorganize Bancorp or the Bank with any one or more other Persons (as such term is defined for purposes of Section 13(d) or 14 of the Securities Exchange Act of 1934) in any transaction in which the Reorganization Agreement contemplates that those Persons who are shareholders of Bancorp as of the date such Reorganization Agreement is executed will own less than sixty-five percent (65%) of the combined voting power of all common stock and other voting securities of the surviving entity immediately after the effective date of such merger, consolidation, combination, or other reorganization; or (b) any Person other than Bancorp announces that such Person intends to conduct a tender offer to acquire more than thirty-five percent (35%) of the outstanding common stock and other voting securities of Bancorp; and

                1.23.2 Expiration. Expires on the last day of the period of twenty-four (24) consecutive calendar months commencing on the date of any Change of Control."

      1.4 Section 2.1.1. Section 2.1.1 is hereby amended in its entirety to read as follows:

            "2.1.1   Eligible Retirees.  A person shall be deemed to satisfy the requirements of this Section 2.1.1 if that person satisfies the requirements of Paragraph A of this Section 2.1.1.

            A. Subject to Paragraph B, below, a person satisfies the requirements of this Paragraph A only if all of the following requirements are satisfied as of the effective date as of which that person terminates employment with Bancorp or the Bank: (1) that person has completed at least eight (8) Years of Service, (2) that person has attained at least the age of fifty-five (55), and (3) the sum of the number of the person's Years of Service plus the person's age is equal to at least seventy-five
      (75).

                B. In determining whether a person has satisfied the requirements of Paragraph A of this Section 2.1.1, such person (for all purposes under such Paragraph A) shall be credited with five (5) Years of Service in addition to such person's actual Years of Service, and shall be deemed to be five (5) years older than such person's actual chronological age, if during the Restricted Period Bancorp or the Bank terminates (or delivers to Employee notice of the termination of) Employee's employment with Bancorp or the Bank other than for cause. For purposes of this Paragraph B, the term "cause" shall mean (1) gross negligence, (2) willful misconduct, (3) the person repeatedly and materially fails, for a period of at least thirty (30) days after receiving written notice of such failure, to perform the duties and functions inherent in the position and assigned to the person by Bancorp or the Bank (as the case may be); or (4) the person's engages in any conduct which materially adversely affects Bancorp or the Bank (as the case may be) or the person's ability to perform that person's obligations and duties as an employee of Bancorp or the Bank."

      1.5 Section 5.2. Section 5.2 of the Plan is hereby amended to read in its entirety as follows:

            "5.2 Amendment and Termination. The Bank shall have sole and absolute discretion to amend or modify this Plan in any regard, and to terminate this Plan altogether, at any time; provided, notwithstanding the foregoing or any other provision of this Plan, during any Restricted Period the Bank may not (a) revoke the Plan, or (b) modify the provisions of Paragraph B of Section 2.1.1 of the Plan, or (c) otherwise modify or amend the Plan in any manner (whether directly or indirectly such as by amending any other employee benefit arrangement that benefits any person who is affected by the provisions of Paragraph B of Section 2.1.1, above) that has the effect of eliminating or reducing the protections afforded by Paragraph B of Section 2.1.1 hereof.

      1.6 New Section 6.5. There is hereby added to the Plan a new Section 6.5 to read in its entirety as follows:

            "6.5 Binding Effect. This Plan shall be binding upon all successors and assigns of the Bank."

2.    MISCELLANEOUS

      2.1 Restatement. The officers of the Bank are hereby authorized, in their discretion, to restate the Plan by incorporating into a single plan document the terms of the original Plan Document, the First Amendment, and this Second Amendment.

      2.2 Ratification. Except as modified by the First Amendment and this Second Amendment, the Plan Document is hereby ratified and confirmed and remains in full force and effect.

      2.3 Effective Date. The effective date of this Second Amendment shall be January 1, 1997.

      IN WITNESS WHEREOF, the Bank has executed this Second Amendment, effective on the date set forth above.



Date:  December 17, 1997

SANTA BARBARA BANK & TRUST, a
California corporation


By
  Jay D. Smith, Senior Vice-President