Form 10-Q
period 1998-03-31
SANTA BARBARA BANCORP
filed 1998-05-12
CIK 357264

PRELIMINARY DOCUMENT
                        Used for drafting 10-Q submission

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  March 31, 1998

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

    Yes     X        No

Common Stock - As of May 8, 1998 there were 15,306,034 shares of the issuer's common stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

         Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997
         Consolidated Statements of Income
            Three Months Ended March 31, 1998 and 1997
         Consolidated Statement of Shareholders; Equity
            Three Months Ended March 31, 1998 and 1997
         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997
         Consolidated Statements of Comprehensive Income
            Three Months Ended March 31, 1998 and 1997
         Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

PART II  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not applicable.

                                                   PART 1
                                            FINANCIAL INFORMATION

                                    SANTA BARBARA BANCORP & SUBSIDIARIES
                                   Consolidated Balance Sheets (Unaudited)
                                     (in thousands except share amounts)

                                                                     March 31, 1998         December 31, 1997
                                                                     --------------         -----------------
Assets:
      Cash and due from banks                                        $      55,153          $      67,799
      Federal funds sold and securities purchased under
          agreement to resell                                               81,000                 48,000
                                                                     --------------         --------------
              Cash and cash equivalents                                    136,153                115,799
                                                                     --------------         --------------
      Securities (Note 4):
          Held-to-maturity                                                 213,667                222,350
          Available-for-sale                                               296,337                286,998
      Bankers' acceptances                                                  37,959                 49,400
      Loans, net of allowance of $25,035 at
          March 31, 1998 and $21,148 at
          December 31, 1997 (Note 5)                                       894,870                860,400
      Premises and equipment, net (Note 6)                                  14,607                 13,595
      Accrued interest receivable                                           10,063                 10,328
      Other assets (Note 7)                                                 36,317                 33,516
                                                                     --------------         --------------
                   Total assets                                      $   1,639,973          $   1,592,386
                                                                     ==============         ==============

Liabilities:
      Deposits:
          Noninterest bearing demand deposits                        $     268,363          $     265,751
          Interest bearing deposits                                      1,166,304              1,138,404
                                                                     --------------         --------------
              Total Deposits                                             1,434,667              1,404,155
      Securities sold under agreements
          to repurchase and Federal funds purchased                         20,394                 21,293
      Long-term debt and other borrowings                                   36,500                 39,000
      Accrued interest payable and other liabilities (Note 8)               24,173                  9,772
                                                                     --------------         --------------
              Total liabilities                                          1,515,734              1,474,220
                                                                     --------------         --------------

Shareholders' equity
      Common stock (no par value; $0.33 per share stated value;
          40,000,000 authorized; 15,358,498 outstanding at
          March 31, 1998 and 15,162,776 at December 31, 1997)                5,120                  5,081
      Surplus                                                               33,262                 32,790
      Accumulated other comprehensive income (Note 9)                          433                    496
      Retained earnings                                                     85,424                 79,799
                                                                     --------------         --------------
              Total shareholders' equity                                   124,239                118,166
                                                                     --------------         --------------
                   Total liabilities and shareholders' equity        $   1,639,973          $   1,592,386
                                                                     ==============         ==============

                   See accompanying notes to consolidated condensed financial statements.

                               SANTA BARBARA BANCORP & SUBSIDIARIES
                           Consolidated Statements of Income (Unaudited)
                          (dollars in thousands except per share amounts
                                                                         For the Three-Month
                                                                            Periods Ended
                                                                              March 31,
                                                                  ------------------------------
                                                                         1998            1997
                                                                  ------------------------------
Interest income:
    Interest and fees on loans                                    $      26,553   $      22,770
    Interest on securities                                                7,712           6,577
    Interest on Federal funds sold and securities
       purchased under agreement to resell                                1,187           1,237
    Interest on bankers' acceptances                                        689             951
                                                                  ------------------------------
       Total interest income                                             36,141          31,535
                                                                  ------------------------------
Interest expense:
    Interest on deposits                                                 10,723           8,689
    Interest on securities sold under agreements
       to repurchase and Federal funds purchased                            298             475
    Interest on other borrowed funds                                        594             580
                                                                  ------------------------------
       Total interest expense                                            11,615           9,744
                                                                  ------------------------------
Net interest income                                                      24,526          21,791
Provision for loan losses                                                 5,604           4,557
                                                                  ------------------------------
    Net interest income after provision for loan losses                  18,922          17,234
                                                                  ------------------------------
Other operating income:
    Service charges on deposits                                           1,521           1,195
    Trust fees                                                            2,865           2,480
    Other service charges, commissions and fees, net                      6,150           3,424
    Net gain (loss) on securities transactions                               53            (360)
    Other operating income                                                  161             177
                                                                  ------------------------------
       Total other income                                                10,750           6,916
                                                                  ------------------------------
Other operating expense:
    Salaries and benefits                                                 9,515           7,895
    Net occupancy expense                                                 1,436           1,137
    Equipment expense                                                       968             646
    Other expense                                                         5,270           4,474
                                                                  ------------------------------
       Total other operating expense                                     17,189          14,152
                                                                  ------------------------------
Income before income taxes                                               12,483           9,998
Applicable income taxes                                                   4,554           3,361
                                                                  ------------------------------
              Net income                                          $       7,929   $       6,637
                                                                  ==============================

Earnings per share - basic                                        $        0.52   $        0.44
Earnings per share - diluted                                      $        0.51   $        0.43

              See accompanying notes to consolidated condensed financial statements.

                                        SANTA BARBARA BANCORP & SUBSIDIARIES
                             Consolidated Statements of Comprehensive Income (Unaudited)
                                   (dollars in thousands except per share amounts)
                                                                            For the Three-Month
                                                                               Periods Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                         1998              1997
                                                                     -------------     ------------
Net income                                                           $      7,929      $     6,637
Other comprehensive income, net of tax (Note 9): Unrealized gains (loss) on securities:
     Unrealized holding gains (losses) arising during period                  (48)            (345)
     Less: reclassification adjustment for gains (losses)
       included in net income                                                 (15)              25
                                                                     -------------     ------------
         Other comprehensive income                                           (63)            (320)
                                                                     =============     ============
Comprehensive income                                                 $      7,866      $     6,317
                                                                     =============     ============

             See accompanying notes to consolidated condensed financial statements.

                      SANTA BARBARA BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                                 For the Three Months Ended March 31,
                                                                        1998            1997
                                                                   --------------  --------------
Cash flows from operating activities:
    Net Income                                                     $       7,929   $       6,637
    Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                        1,118             460
      Provision for loan and lease losses                                  5,604           4,557
      Benefit for deferred income taxes                                   (1,909)         (2,733)
      Net recovery on other real estate owned                                 --            (102)
      Net amortization of discounts and premiums for
         securities and bankers' acceptances                                  71            (221)
      Net change in deferred loan origination
         fees and costs                                                     (284)             45
      Decrease in accrued interest receivable                                265           1,122
      Increase in accrued interest payable                                    26               2
      Net (gain) loss on sales and calls of securities                       (53)            360
      Decrease in service fees and other
         income receivable                                                    26             258
      Increase in income taxes payable                                     4,554           3,886
      Other operating activities                                           1,918             274
                                                                   --------------  --------------
         Net cash provided by operating activities                        19,265          14,545
                                                                   --------------  --------------
Cash flows from investing activities:
      Proceeds from call or maturity of securities                        21,136          31,829
      Purchase of securities                                             (29,003)        (25,509)
      Proceeds from sale of securities                                    15,046          40,027
      Proceeds from maturity of bankers' acceptances                      26,097          40,235
      Purchase of bankers' acceptances                                   (14,670)        (59,641)
      Net increase in loans made to customers                            (40,307)        (33,926)
      Disposition of property from defaulted loans                            --           1,431
      Purchase or investment in premises and equipment                    (1,837)         (1,130)
                                                                   --------------  --------------
         Net cash used in investing activities                           (23,538)         (6,684)
                                                                   --------------  --------------
Cash flows from financing activities:
      Net increase in deposits                                            30,512          27,623
      Net increase (decrease) in borrowings with
         maturities of 90 days or less                                      (899)          8,278
      Net decrease in long-term debt and other borrowings                 (2,500)         (2,500)
      Proceeds from issuance of common stock                                 439             782
      Payments to retire common stock                                       (943)         (1,967)
      Dividends paid                                                      (1,982)         (1,519)
                                                                   --------------  --------------
         Net cash provided by financing activities                        24,627          30,697
                                                                   --------------  --------------
    Net increase in cash and cash equivalents                             20,354          38,558
    Cash and cash equivalents at beginning of period                     115,799         121,181
                                                                   ==============  ==============
    Cash and cash equivalents at end of period                     $     136,153   $     159,739
                                                                   ==============  ==============

Supplemental disclosure:
      Interest paid during period                                  $      11,589   $       9,742
      Income taxes paid during period                              $          --   $       1,126
      Non-cash additions to other real estate owned                $         200   $          --
      Non-cash additions to loans                                  $         317   $          --

                See accompanying notes to consolidated condensed financial statements

                     Santa Barbara Bancorp and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)
1. Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Corporation. Material intercompany balances and transactions have been eliminated.

2. Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") became effective for the Company as of December 31, 1997. Earnings per share for all periods presented in the Consolidated Statements of Income are computed in accordance with the provisions of this statement, and are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Diluted earnings per share include the effect of potential common shares for the Company, which include only shares issuable on the exercise of outstanding options. SFAS 128 requires the restatement of earnings per share for all prior periods presented in the Company's financial statements.

For the three-month periods ended March 31, 1998 and 1997, the computation of basic and diluted earnings per share were as follows (shares and net income amounts in thousands):

                                   Basic              Diluted
                                  Earnings            Earnings
                                 Per Share           Per Share
March 31, 1998
Numerator - net income            $ 7,929              $ 7,929

Denominator - weighted average
  shares outstanding               15,284               15,284
Plus: net shares issued in
  assumed stock option exercises                           354
Diluted denominator                                     15,638

Earnings per share                  $0.52                $0.51

March 31, 1997
Numerator - net income            $ 6,637              $ 6,637

Denominator - weighted average
  shares outstanding               15,169               15,169
Plus: net shares issued in
  assumed stock option exercises                           355
Diluted denominator                                    $15,524

Earnings per share                  $0.44               $ 0.43

Weighted average shares and net shares issued in assumed stock option exercises for the three-month periods ended March 31, 1998 and 1997 were adjusted for the 2 for 1 stock split payable on April 16, 1998.


3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1997 have been reclassified to be consistent with the reporting for 1998.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreement to resell.


4. Securities

The Company's securities are classified as either "held-to-maturity" or "available-for-sale." Securities for which the Company has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities which might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

The Company's securities which are classified as held-to-maturity are carried at amortized historical cost. That is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost. Premium is the excess of cost over the face value of the security. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported in the financial statements at fair market value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as accumulated other comprehensive income as explained in Note 9. Changes in the unrealized gains or losses are shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

The Bank is member of the Federal Reserve System and the Federal Home Loan Bank ("FHLB"). The shares of stock in these organizations required to be purchased as a condition of membership are reported as equity securities.

The amortized historical cost and market values of securities are as follows:

                                                       Gross      Gross     Estimated
            (in thousands)                Amortized  Unrealized Unrealized    Market
                                             Cost      Gains      Losses      Value
                                          ----------------------------------------------
March 31, 1998
Held-to-maturity:
   U.S. Treasury obligations              $   73,134 $      409 $      (43)  $   73,500
   U.S. agency obligations                    32,434        130        (70)      32,494
   State and municipal securities            108,099     14,795        (76)     122,818
                                          ----------------------------------------------
      Total held-to-maturity                 213,667     15,334       (189)     228,812
                                          ----------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                 142,081        515         --      142,596
   U.S. agency obligations                    24,935         67         (2)      25,000
   Collateralized mortgage obligations        87,546        299       (187)      87,658
   Asset backed securities                    14,550         66         --       14,616
   State and municipal securities             18,293         58        (26)      18,325
   Equity Securities                           8,142         --         --        8,142
                                          ----------------------------------------------
      Total available-for-sale               295,547      1,005       (215)     296,337
                                          ----------------------------------------------
         Total Securities                 $  509,214 $   16,339 $     (404)  $  525,149
                                          ==============================================

December 31, 1997:
Held-to-maturity:
   U.S. Treasury obligations              $   80,714 $      410 $      (85)  $   81,039
   U.S. agency obligations                    32,410        112       (106)      32,416
   State and municipal securities            109,226     15,847        (79)     124,994
                                          ----------------------------------------------
      Total held-to-maturity                 222,350     16,369       (270)     238,449
                                          ----------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                 162,190        482         --      162,672
   U.S. agency obligations                    25,930         38        (14)      25,954
   Collateralized mortgage obligations        77,716        338         (6)      78,048
   Asset-backed securities                     4,000          8         --        4,008
   State and municipal securities              8,205         62         --        8,267
   Equity Securities                           8,049         --         --        8,049
                                          ----------------------------------------------
      Total available-for-sale               286,090        928        (20)     286,998
                                          ----------------------------------------------
         Total Securities                 $  508,440 $   17,297 $     (290)  $  525,447
                                          ==============================================

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

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.

(in thousands)                             Held-to-    Available-
                                           Maturity     for-Sale      Total
                                          ----------------------------------

March 31, 1998:
Amortized cost:
    In one year or less                 $    53,439  $    56,506  $ 109,945
    After one year through five years       110,890      210,278    321,168
    After five years through ten years       10,639       10,118     20,757
    After ten years                          38,699       10,503     49,202
    Equity securities                            --        8,142      8,142
                                       -------------------------------------
                                        $   213,667  $   295,547  $ 509,214
                                       =====================================

Estimated market value:
    In one year or less                 $    53,998  $    56,646  $ 110,644
    After one year through five years       116,635      211,000    327,635
    After five years through ten years       13,191       10,055     23,246
    After ten years                          44,988       10,494     55,482
    Equity securities                            --        8,142      8,142
                                       -------------------------------------
                                        $   228,812  $   296,337  $ 525,149
                                       =====================================

December 31, 1997:
Amortized cost:
    In one year or less                 $    38,427  $    47,936  $  86,363
    After one year through five years       133,400      224,384    357,784
    After five years through ten years       11,290        5,130     16,420
    After ten years                          39,233          591     39,824
    Equity securities                            --        8,049      8,049
                                       -------------------------------------
                                        $   222,350  $   286,090  $ 508,440
                                       =====================================
Estimated market value:
    In one year or less                 $    38,373  $    48,025  $  86,398
    After one year through five years       139,807      225,163    364,970
    After five years through ten years       14,089        5,157     19,246
    After ten years                          46,180          604     46,784
    Equity securities                            --        8,049      8,049
                                       -------------------------------------
                                        $   238,449  $   286,998  $ 525,447
                                       =====================================


5. Loans

The balances in the various loan categories are as follows:

(in thousands)                      March 31, 1998     December 31, 1997
                                    --------------     -----------------
Real estate:
   Residential                         $ 260,607       $  246,283
   Non-residential                       248,739          249,725
   Construction                           17,795           16,127
Commercial loans                         188,804          184,374
Home equity loans                         35,571           37,150
Consumer loans                            95,340           75,151
Leases                                    62,803           61,108
Municipal tax-exempt obligations           7,423            7,931
Other loans                                2,823            3,699
                                       ----------        ---------
   Total loans                         $ 919,905       $  881,548
                                       ==========        =========

The loan balances at March 31, 1998, and December 31, 1997, are net of approximately $2,498,000 and $2,782,000, respectively, in net loan fees and origination costs deferred.

The amount reported above for consumer loans as of March 31, 1998, includes $10.1 million in Tax Refund Anticipation Loans. There were no such loans outstanding as of December 31, 1997.

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

The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) the expected future cash flows are estimated and then discounted at the effective interest rate; (2) the loan's observable market price if the loan is of a kind for which there is a secondary market; or (3) a valuation of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them (dollars in thousands) as of March 31, 1998, and December 31, 1997:

                                        March 31, 1998       December 31, 1997
Loans identified as impaired                $7,258                  $4,980
Impaired loans for which a valuation
  allowance has been determined               $600                    $702
Impaired loans for which no valuation
  allowance was determined necessary        $6,658                  $4,278
Amount of valuation allowance                 $299                     $60

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis. Few impaired loans required a valuation allowance at March 31, 1998 and December 31, 1997, because most impaired loans had collateral in excess of the recorded investment.

The following table discloses additional information (dollars in thousands) about impaired loans for the three-month periods ended March 31, 1998 and 1997:

                                       Three-month Period
                                         Ended March 31,
                                        1998        1997
Average amount of recorded
  investment in impaired loans         $7,186     $5,763
Collections of interest from
  impaired loans and recognized
  as interest income                      --          --


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

The valuation allowance for impaired loans of $299,000 is included with the general allowance for loan losses to total the $25.0 million reported on the balance sheet for March 31, 1998, which these notes accompany, and in the "All Other" column in the statement of changes in the allowance account for the first three months of 1998 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)                            Refund        All
                                     Anticipation     Other    Total
                                     ----------------------------------
Balance, December 31, 1997           $      325 $   20,823 $    21,148
Provision for loan losses                 5,222        382       5,604
Loan losses charged against allowance     4,458        574       5,032
Loan recoveries added to allowance        1,879      1,436       3,315
                                     ----------------------------------
Balance, March 31, 1998              $    2,968 $   22,067 $    25,035
                                     ==================================

6. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $823 and $460 for the three-month periods ended March 31, 1998 and 1997, respectively. The table below shows the balances by major category of fixed assets:

(in thousands)                      March 31, 1998                    December 31, 1997
                         -------------------------------  ----------------------------------
                                  Accumulated  Net Book              Accumulated   Net Book
                          Cost    Depreciation  Value       Cost     Depreciation    Value
                         -------------------------------  ----------------------------------
Land and buildings       $10,932   $   4,515  $   6,417   $ 10,902   $   4,422    $   6,480
Leasehold improvements    7,228        5,294      1,934     6,961        5,184        1,777
Furniture and equipment   21,929      15,673      6,256     20,392      15,054        5,338
                         -------------------------------  ----------------------------------
    Total                $40,089   $  25,482  $  14,607   $ 38,255   $  24,660    $  13,595
                         ===============================  ==================================

7. Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. As of March 31, 1998, the Company had $200,000 in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of December 31, 1997, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for March 31, 1998 and December 31, 1997, are deferred tax assets and goodwill. In connection with the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB"), the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as $17.8 million of goodwill. The purchased goodwill is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.


8.     Other Liabilities
The Company accounts for securities transactions as of the trade date. That is, securities are recorded as purchased even if they are not paid for until some days later, and the Company records a liability for the purchase price owed to the seller. On March 31, 1998, the Company purchased securities for approximately $6.4 million which were not paid for until several days later. Other liabilities at March 31, 1998 also includes approximately $4.7 million in income tax liabilities paid just before the April 15, 1998 estimated payment due date.


    9.      Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," became effective for the Company as of January 1, 1998. The statement requires the reporting of components of comprehensive income other than net income in one of the financial statements. Components of comprehensive income are changes in equity during a period other than those resulting from investments by owners and distributions to owners. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Summary

Santa Barbara Bancorp (the "Company") posted earnings of $7.93 million for the quarter ended March 31, 1998, up 19% over the same quarter last year. First quarter earnings continue the trend of the previous ten quarters in which net income has been higher than the same quarter of the prior year. Per share earnings for the first quarter of 1998 were $0.51 compared to $0.43 earned in the first quarter of 1997. The increase in net income for the quarter compared to the same quarter of 1997 was due to increases in net interest income and fee income.

Compared to the first quarter of 1997, net interest income (the difference between interest income and interest expense) increased by $2.7 million in the first quarter of 1998. This was due primarily to loan growth in categories other than the Company's Refund Anticipation Loan ("RAL") program. The Company's purchase of First Valley Bank ("FVB") and Citizens State Bank ("CSB") in April and October, 1997, respectively, and the opening of two new offices in Ventura County resulted in significant growth in loans and deposits. Interest on loans other than RAL's increased $4.6 million as these loan balances increased from $710 million at March 31, 1997, to $910 million a year later. $107 million of this growth in loans was due to the acquisitions. Deposits increased $294 million or 26% over the last 12 months, while interest expense increased 23%.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $3.4 million over the same quarter of 1997 due primarily to the increase in Refund Transfer ("RT") fees to $4.3 million compared to $2.2 million for the first quarter of 1997. In addition, the Trust & Investment Services Division benefited from the rising stock markets and posted quarterly fee income of $2.9 million, a 16% gain over the $2.5 million recorded in the prior year's quarter. The larger number of deposit accounts and greater transaction volume during the quarter generated additional service charge income of $326,000 compared to the first quarter of 1997.

Delinquent and nonperforming loans were more at the end of the first quarter of 1998 than a year ago. Most of this increase is due to loans acquired in the above-mentioned transactions. However, because of the net recovery position for loans other than RAL's, Management recorded a smaller amount of provision for credit loss than was recorded in the first quarter of 1997.

Noninterest expenses increased in the first quarter of 1998 compared to the same quarter of 1997, primarily due to the growth in the Company from the acquisitions. Increases occurred in salary costs, occupancy, equipment and marketing. During the past twelve months the rate of growth of noninterest expenses of 21.5% was slightly less than both the 21.7% rate of growth of average assets, and the combined 22.8% growth rate for net interest income and noninterest income. The operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, remained unchanged from the $0.47 figure for the first quarter of 1997. Included in the first quarter of 1998 was $296,000 in goodwill amortization expense relating to the two acquisitions which was not present in the first quarter of 1997.

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


Total Assets and Earning Assets

The chart below shows the growth in average total assets and deposits since the fourth quarter of 1995. For the Company, changes in assets are primarily related to changes in deposit levels, so these also have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS

$1,650                                                   AAAA
                                                        A
$1,600                                                 A
                                                      A
$1,550                                               A
                                                    A
$1,500                                             A
                                                  A
$1,450                                           A
                                          AAAAAAA        DDDD
$1,400                                   A              D
                                        A              D
$1,350                                 A             DD
                                     AA             D
$1,300                              A              D
                                   A              D
$1,250                            A              D
                                AA        DDDDDDD
$1,200           AAAA          A         D
                A    AAAAA    A         D
$1,150     AAAAA          AAAA       DDD
                                        D
$1,100                             D
                                  D
$1,050                         DDD
                DDDDDDDDDDDDDDD
$1,000     DDDDD

  $950

            4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st
            '95  '96  '96  '96  '96  '97  '97  '97  '97  '98

                 A = Assets    D = Deposits

Continued consolidation in the financial services industry, acquisition of a leasing portfolio in December, 1996, FVB, and CSB, and the two Ventura County offices opened in 1997 have contributed to the longer trend growth in both deposits and assets.

The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors such as the RAL and RT programs which primarily affects the first quarters of each year and cash outflow for tax payments which impacts the second quarters. Deposits related to the RAL and RT programs, i.e. outstanding checks written to taxpayers which have not cleared, averaged $41.6 million during the first quarter of 1997. Average assets during the first quarter of 1997 included RAL's of $31.2 million. The absence of these amounts from subsequent quarters was offset by the addition of $124 million in assets and $108 million in deposits obtained in the FVB purchase. Without the acquired assets and liabilities, the averages for the second and third quarters of 1997 would have been slightly less than those for the first quarter. In the first quarter of 1998, average deposits included $60.5 million related to RAL and RT activity, and average assets included $32.2 million in RAL's. It is likely that assets and deposits will be lower in the second quarter of 1998 than in the first quarter.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 95% of its assets during the first three months of 1998. This compares with an average of 89% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $95 million more assets earning interest during the first three months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.

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

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the margin as interest rates change. Because the Company earns interest income on 95% of its assets and pays interest expense on the majority of its liabilities, these adverse effects could be material if not managed properly. The three primary risks related to changes in interest rates are market risk, mismatch risk, and basis risk. The rest of this section briefly explains these risks and the steps the Company takes to manage them. Interested readers are referred to Management's Discussion and Analysis of Financial Condition and the Results of Operations in the Company's Annual Report on Form 10-K for 1997 for a more complete discussion.

Market risk is the risk that the market value of financial instruments such as loans, securities, and deposits that have rates of interest fixed for some term will decrease with changes in market interest rates. This exposure to market risk is managed by limiting the amount of fixed rate assets (loans or securities that earn interest at a rate fixed for their term when the funds are lent or the security purchased) and by keeping maturities short. Mismatch risk is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. Basis risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of March 31, 1998, the gap for this first period is a positive 1.19%. At the end of the fourth quarter of 1997, the gap was a very small negative gap of (0.20%) of assets.

For the next period, after three months but within six months, there is a positive excess of assets over liabilities of 1.98%.

In the third period, after six months but within one year, liabilities exceed assets by 21.88% of total assets, reflecting the current customer preference for short-term deposits. The cumulative gap within one year of (18.71%) of total assets is within the Company's acceptable limits.

The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY
                                               After three     After six    After one                 Non-interest
As of March 31, 1998                Within        months        months       year but                 bearing or
(in thousands)                      three       but within    but within      within     After five   non-repricing
                                    months         six         one year        five        years         items        Total
                                 --------------------------------------------------------------------------------- ----------
Assets:
Loans                            $  372,431  $      100,410 $      95,059 $    302,777 $     28,225 $      (4,032) $   894,870
Cash and due from banks                  --              --            --           --           --        55,153       55,153
Money market investments            114,054           4,905            --           --           --            --      118,959
Securities                           59,902          18,753        54,427      249,630      118,361         8,931      510,004
Other assets                             --              --            --           --           --        60,987       60,987
                                 --------------------------------------------------------------------------------- -----------
Total assets                        546,387         124,068       149,486      552,407      146,586       121,039  $ 1,639,973
                                 --------------------------------------------------------------------------------- ===========

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased         20,394              --            --           --           --            --       20,394
  Other borrowings                    3,500           2,500         5,000       25,500           --            --       36,500
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts            354,390              --       394,810           --           --            --      749,200
  Time deposits                     139,487          89,103       108,528       79,011          974            --      417,103
Demand deposits                          --              --            --           --           --       268,364      268,364
Other liabilities                     9,124              --            --           --           --        15,049       24,173
Shareholders' equity                     --              --            --           --           --       124,239      124,239
                                 --------------------------------------------------------------------------------- -----------
Total liabilities and
  shareholders' equity              526,895          91,603       508,338      104,511          974       407,652  $ 1,639,973
                                 --------------------------------------------------------------------------------- ===========
Interest rate-
  sensitivity gap                $   19,492  $       32,465 $    (358,852)$    447,896 $    145,612 $    (286,613)
                                 =================================================================================
Gap as a percentage of
  total assets                        1.19%           1.98%       (21.88%)      27.31%        8.88%       (17.48%)
Cumulative interest
  rate-sensitivity gap           $   19,492  $       51,957 $    (306,895)$    141,001 $    286,613
Cumulative gap as a
  percentage of total assets          1.19%           3.17%       (18.71%)       8.60%       17.48%

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

To quantify the extent of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions.

The Company relies more on this modeling in reaching interest rate risk management decisions than on gap reports. The most recent modeling confirms that the Company's interest rate risk profile is balanced, and the results are within normal expectations.

The hypothetical impacts of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various rate changes. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures. The shock reports for the Company's December 31, 1997, and March 31, 1998 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                        Shocked by -2%    Shocked by +2%

As of December 31, 1997
Net interest income                       +1.42%             (1.04%)
Net economic value                       +14.29%            (14.08%)

As of March 31, 1998
Net interest income                       +0.95%             (0.24%)
Net economic value                       +10.64%            (11.05%)

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

The Company's exposure to interest rate risk as of December 31, 1997, is discussed in more detail in Management's Discussion and Analysis included with the Company's Annual Report for 1997 filed on Form 10-K. There have been no material changes to this exposure during the first quarter of 1998.

Deposits and Related Interest Expense

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. This orderly growth has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last five quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the first quarter of 1998 have increased $295.6 million or 26.0% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1997:                                    1st Quarter                2nd Quarter             3rd Quarter             4th Quarter
                                       --------------------     -------------------     -------------------     ------------------
NOW accounts                           $     141.0    1.10%      $   161.7    1.13%     $    161.5    1.15%     $   178.4    1.16%
Money market deposit accounts                436.3    3.80           424.1    3.79           404.9    3.71          417.0    3.75
Savings accounts                              90.4    2.30           111.4    2.18           105.6    2.34          126.1    2.22
Time certificates of deposit for
    less than $100,000 and IRA's             185.3    5.40           225.9    5.74           239.9    5.67          268.2    5.52
Time certificates of deposit for
    $100,000 or more                          85.5    5.19           112.1    5.24           124.0    5.75          145.1    5.44
                                       -----------               ---------              ----------              ---------
Interest-bearing deposits                    938.5    3.71%        1,035.2    4.16%        1,035.9    4.21%       1,134.8    3.%1
Demand deposits                              199.9                   191.5                   198.9                  225.7
                                       -----------               ---------              ----------              ---------
  Total deposits                       $   1,138.4               $ 1,226.7              $  1,234.8              $ 1,360.5
                                       ===========               =========              ==========              =========


1998:
NOW accounts                           $     179.7    1.18%
Money market deposit accounts                417.5    3.74
Savings accounts                             126.7    2.31
Time certificates of deposit for
    less than $100,000 and IRA's             269.6    5.53
Time certificates of deposit for
    $100,000 or more                         146.8    5.38
                                       -----------
Interest bearing deposits                  1,140.3    3.%1
Demand deposits                              293.7
                                       ===========
  Total deposits                       $   1,434.0
                                       ===========

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

The average balances for noninterest-bearing demand deposits during the first quarters of 1997 and 1998 were impacted by outstanding checks from the RAL and RT programs discussed below in "Refund Loan and Transfer Programs." Approximately $41.6 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1997 and $60.5 million in the first quarter of 1998 relate to these programs. There was relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, loan demand has not been so great that the Company would encourage, through premium rates, large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned less than 6% during 1997 and the first three months of 1998, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small, if not negative. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's because their terms tend to be relatively longer than other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields2 over the last six quarters (dollars in millions),

Table 3--LOAN BALANCES AND YIELDS

                                    EOP            Average          Interest     Average
Quarter Ended                    Outstanding     Outstanding        and Fees      Yield
---------------------------    ---------------  --------------    -------------  ---------
December            1996           $684.2          $634.4             $14.9         9.35%
March               1997            719.9           723.0              22.9        12.75
June                1997            788.8           789.0              18.3         9.21
September           1997            803.9           790.7              18.3         9.26
December            1997            881.5           858.8              19.8         9.18
March               1998            919.9           926.8              26.6        11.57

The end-of-period loan balance as of March 31, 1998, has increased by $38.4 million compared to December 31, 1997, and by $200.0 million compared to March 31, 1997. Residential real estate loans increased $14.3 million, construction real estate loans increased $1.7 million, commercial loans increased $4.4 million and consumer loans, including home equity loans, increased by $18.6 million from December 31, 1997. Most of the increase in residential real estate loans is in adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield will increase for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. The Company sells almost all of its long-term, fixed rate, 1-4 family residential loans when they are originated. This is done in order to manage market risk and liquidity.

A portion of the increase in the June 1997 and December 1997 balance relates to the acquisition of FVB and CSB.

The average balance and yield for the first quarters of 1998 and 1997 show the impact of the RAL loans that the Company makes. The average RAL balance outstanding for the quarters ended March 31, 1998, and 1997 was $31.2 million and $32.3 million respectively. The RAL loans are extended to taxpayers who have filed their returns with the IRS electronically and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations for the first quarters of 1998 and 1997 is summarized in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the first quarters of 1998 and 1997 without the effect of RAL loans were 9.09% and 9.10%, respectively.

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

The rates on most commercial and construction loans vary with an external index like the national prime rate or the one year constant maturity treasury ("CMT") , or are set by reference to the Company's base lending rate. The base lending rate is established by the Company by reference to the national prime rate adjusting for local lending and deposit price conditions. The loans that are tied to prime or to the Company's base lending rate adjust immediately to a change in those rates while the loans tied to CMT usually adjust every year.

Other Loan Information

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                         March 31,   December 31,
                                          1998          1997
                                      ----------   ------------
Standby letters of credit             $23,537      $  20,716
Loan commitments                       34,652         43,356
Undisbursed loans                      55,204         59,069
Unused consumer credit lines           63,067         59,073
Unused other credit lines             131,012        130,347

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

The Company has established maximum loan amount to collateral value ratios for construction and development loans ranging from 65% to 90% depending on the type of project. There are no specific loan-to-value ratios for other commercial, industrial or agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum loan-to-collateral ratios based on the loan amount, the nature of the collateral, and other factors.

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

Credit Quality and the Allowance for Credit Losses

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The adequacy of this general allowance is based on the size of the portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual credits and Management's outlook for the local and national economies and how they might affect borrowers. In addition, generally accepted accounting standards require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the first quarter of 1998, and at the end of the last four quarters (in thousands). Also shown for both the Company and its peers3 are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. RAL's and the portion of the allowance for credit losses that specifically relates to RAL's are excluded from the Company's figures and ratios for the table for comparability. Only three other banks operate national RAL and RT programs.

Table 4--ASSET QUALITY
                                         March 31,     December 31,      September 30,     June 30,        March 31,
                                           1998            1997              1997             1997            1997
                                      -------------    -------------    -------------    -------------   --------------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more                     $        533     $        812     $        480     $      2,565    $         683
Nonaccrual loans                            11,437            9,095            8,143            6,270            5,967
                                      -------------    -------------    -------------    -------------   --------------
Total noncurrent loans                      11,970            9,907            8,623            8,835            6,650
Foreclosed real estate                         200                0              108                0              325
                                      -------------    -------------    -------------    -------------   --------------
Total nonper-
  forming assets                      $     12,170     $      9,907     $      8,731     $      8,835    $       6,975
                                      =============    =============    =============    =============   ==============
Allowance for credit loss             $     22,067     $     21,148     $     19,940     $     19,174    $      18,531
                                      =============    =============    =============    =============   ==============

COMPANY RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                       2.43%            2.40%            2.48%            2.43%            2.61%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                   184%             213%             231%             217%             279%
Ratio of noncurrent
  loans to total loans                        1.32%            1.12%            1.07%            1.12%            0.94%
Ratio of nonperforming
  assets to total assets                      0.74%            0.64%            0.61%            0.62%            0.52%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                        n/a             2.11%            2.19%            2.12%            2.00%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                   n/a              199%             195%             190%             179%
Ratio of noncurrent
  loans to total loans                         n/a             1.06%            1.12%            1.12%            1.12%
Ratio of nonperforming
  assets to total assets                       n/a             0.77%            0.82%            0.82%            0.83%

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). With the addition of the FVB and CSB portfolios, total nonperforming assets have increased by $5.2 million at March 31, 1998, compared to March 31, 1997. As a percentage of total loans, noncurrent loans increased from 0.94% at March 31, 1997 to 1.32% at March 31, 1998. Over the last twelve months, as the Company has had an opportunity to review the loans acquired from FVB and CSB in more depth, it has recognized some uncertainty regarding ultimate repayment of a portion of the loans even though they may now not be delinquent. The Company has therefore determined that the current prudent course of action is to at least temporarily classify these loans as nonaccrual.


The March 31, 1998, balance of noncurrent loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent.

The Company has increased the allowance for credit losses other than RAL's to $22.1 million at March 31, 1998, from $18.5 million at March 31, 1997. This has resulted in a coverage ratio of allowance to noncurrent loans of 184%. This is slightly less than the 199% ratio of its peers. Based on its review of the loan portfolio, Management considers the current amount of the allowance adequate.

Management identifies and monitors other loans which are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for March 31, 1998 (amounts in thousands).

Table 5--NONCURRENT AND POTENTIAL PROBLEM LOANS
                                                   Potential Problem
                                     Noncurrent    Loans Other Than
                                        Loans         Noncurrent
                                     ----------    -----------------
Loans secured by real estate:
    Construction and
         land development             $   430           $ 1,948
    Agricultural                        1,251             5,485
    Home equity lines                     303             1,230
    1-4 family mortgage                 2,970             1,590
    Multifamily                            --                --
    Nonresidential, nonfarm             4,489             6,071
Commercial and industrial               1,677             2,415
Leases                                    347                --
Other consumer loans                      503               234
                                      -------          --------
                     Total            $11,970          $ 18,973
                                      =======          ========

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 1998 (amounts in thousands).

      Doubtful            $858
      Substandard       $1,271
      Special Mention     $406

The total of the above numbers is less than the total allowance. Most of the allowance is allocated based on historical trends to loans which are not currently regarded as potential problem loans, and some of the allowance is not allocated but instead is provided for potential losses that have not yet been identified.

Securities and Related Interest Income

The Company has created three separate portfolios of securities. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes practically all of the tax-exempt municipal securities and some of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury securities, collateralized mortgage obligations, asset-backed securities, and a few municipal securities. The Company specifies whether the security will be held to maturity--and therefore placed in the Earnings Portfolio--or available for sale at the time of purchase. Securities may be transferred between the Liquidity and Discretionary Portfolios at the Company's option.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1997                          1st Quarter      2nd Quarter     3rd Quarter       4th Quarter
                                ---------------  ---------------  ---------------  ---------------
    U.S. Treasury               $ 240.0   5.95%  $ 201.5   5.95%  $ 196.7   5.93%  $ 232.3   5.92%
    U.S. agency                    48.2   6.36      40.0   5.56      37.4   5.84      48.6   5.84
    Collateralized
     Mortgage Obligations          33.0   6.11      56.4   6.18      64.4   6.37      67.3   6.31
    Tax-Exempt                     86.3  12.28     101.0  11.77     108.2  11.67     117.5  11.15
    Equity Securities               6.2   5.94       7.2   5.70       7.4   5.76       7.7   7.43
                                -------          -------          -------          -------
      Total                     $ 413.7   7.51%  $ 406.1   7.39%  $ 414.1   7.47%  $ 473.4   7.29%
                                =======          =======          =======          =======

    1998
    U.S. Treasury               $ 222.9   5.85%
    U.S. agency                    63.8   5.75
    Collateralized
     Mortgage Obligations          85.5   6.23
    Tax-Exempt                    118.0  11.25
    Equity Securities               8.1   5.37
                                -------
      Total                     $ 498.3   7.20%
                                =======

The average balances of securities increased during the last two quarters as the Company directed funds away from bankers' acceptances for the reason explained in the section below titled "Bankers' Acceptances."

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. The relatively large unrealized gains in the first table in Note 5 to the financial statements for the municipal securities indicate the significant reduction in interest rates that has occurred since most of these securities were purchased in 1985 and 1986. The unrealized gain is therefore a measure of how much more the Company will earn on these securities until their maturity than it would on comparable securities purchased at current market rates.

Hedges, Derivatives, and Other Disclosures


The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into an interest rate "Cap Corridor" contract in January 1997 at a cost of approximately $90,000 to protect against the possibility of rapidly rising rates. While Management was not predicting that interest rates would rise, the asset/liability modeling indicated at the time that net interest income at risk from a significant rise would be more than desired. The notional amount of the contract is $50 million and the hedge covers a fifteen month period that began July 1, 1997. The contract would pay the Company the rate by which the 3-month Libor index rate exceeds 7.0% up to a maximum of 1.5%. Subsequently, interest rates have declined and the Company is simply amortizing the $90,000 cost over the fifteen months.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

Federal Funds Sold and Securities Purchased under Agreements to Resell

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreement to resell ("reverse repo agreements"). These agreements are investments which are collateralized by high quality securities of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. Excess cash expected to be available for longer periods up to six months is generally invested in U.S. Treasury securities or bankers' acceptances if the available returns are acceptable. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is therefore an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Though they are not securities, the large amount of Federal funds sold, reverse repo agreements and bankers' acceptances dictate that the Company include them in its liquidity planning as if they were components of the Liquidity Portfolio discussed above in "Securities and Related Interest Income."

Table 7 illustrates the average balance of funds sold and repurchase agreements of the Company and the average yields over the last six quarters (dollars in millions).

     Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                 Average      Average
     Quarter Ended             Outstanding     Yield
     ---------------           -----------    --------
     December  1996              $58.3          5.34%
     March     1997               94.6          5.30
     June      1997               92.2          5.64
     September 1997               67.0          5.61
     December  1997               81.0          5.75
     March     1998               83.7          5.75


The average balance sold into the market in the first quarters of 1998 and 1997 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, in the first quarter of 1997, liquidity was increased in anticipation of the financing requirements relating to the purchase of FVB.

There is another factor which impacts average balances. When the Company is in a liability sensitive position as discussed in the section above titled "Interest Rate Risk," Management is reluctant to purchase large amounts of longer-term securities beyond the amounts necessary to establish and maintain the Company's maturity ladders because that action would increase the mismatch risk. The result is higher average balances of Federal funds sold than would otherwise be the case.

Bankers' Acceptances

Bankers' acceptances are notes owed by a purchaser of merchandise to a vendor. The notes have been "accepted" or guaranteed by a bank and sold into the financial markets and function as short-term debt much like commercial paper. The Company has used bankers' acceptances as an alternative to short-term U.S. Treasury securities when sufficient Treasury securities are already held to meet the pledging requirements of certain trust and public deposits and when the rates available are sufficiently higher than the rates available on comparable U.S. Treasury obligations. With their relatively short maturities, bankers' acceptances have been an effective instrument for managing the timing of near-term cash flows. Table 8 discloses the average balances and yields of bankers' acceptances for the last six quarters (dollars in millions).

     Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                                 Average        Average
     Quarter Ended             Outstanding       Yield
     -------------            -------------    ---------
     December  1996               $55.3          5.63%
     March     1997                69.3          5.57
     June      1997                76.3          5.69
     September 1997                82.0          5.83
     December  1997                60.8          5.85
     March     1998                47.0          5.94

All of the acceptances held by the Company were issued by Japanese banks having prime short-term credit quality ratings. However, because of uncertainty regarding the Japanese economy, the Company has not replaced maturing acceptances and the balance has been declining. The Company continues to monitor these acceptances closely in light of the economic troubles in Asia. All of the acceptances held at March 31, 1998, had maturity dates of less than 3 months.


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

Table 9 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last six quarters.

     Table 9--OTHER BORROWINGS
                              Average          Average        Percentage of
     Quarter Ended          Outstanding         Rate      Average Total Assets
     -------------         -------------      --------    --------------------
     December  1996          $ 34.3             4.68%            2.8%
     March     1997            43.3             4.50             3.2
     June      1997            36.2             4.73             2.5
     September 1997            24.1             4.97             1.7
     December  1997            27.6             4.98             1.8
     March     1998            24.9             4.99             1.5

Long-term debt consists of advances from the Federal Home Loan Bank ("FHLB"). The Bank became a member of the FHLB in fourth quarter of 1996. The Bank borrowed $38 million in December 1996 for the acquisition of leasing assets and $10 million in September 1997 for interest rate management. The advances are structured to amortize at $2.5 million declining to $1.0 million per quarter through the fourth quarter of 2001.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last six quarters.

     Table 10--LONG-TERM DEBT
                              Average          Average        Percentage of
     Quarter Ended          Outstanding         Rate       Average Total Assets
     -------------         -------------      --------     --------------------
     December  1996          $  6.6             6.13%            0.5%
     March     1997            37.6             6.13             2.8
     June      1997            37.2             6.12             2.6
     September 1997            42.6             6.20             3.0
     December  1997            40.1             6.21             2.6
     March     1998            37.6             6.19             2.3


Other Operating Income

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last six quarters (in thousands).

     Table 11--TRUST INCOME

            Quarter Ended                Trust Income
            -------------                ------------
            December    1996              $2,144
            March       1997               2,480
            June        1997               2,377
            September   1997               2,599
            December    1997               2,522
            March       1998               2,865

There is some variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $291,000 of the fees earned in the first quarter of 1997 and $284,000 of the fees earned in the first quarter of 1998. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court. After adjustment for these seasonal and non-recurring items and increasing price levels in the stock market, trust income has been increasing because of growth in the total number of accounts and dollar balances under management resulting from substantially enhanced marketing efforts.

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

     Table 12--OTHER INCOME                   Other Service
                            Service Charges      Charges,
                              on Deposit       Commissions        Other
     Quarter Ended             Accounts          & Fees           Income
     --------------        ---------------    ------------       -------
     December  1996             $1,200          $1,284            $211
     March     1997              1,195           3,454             177
     June      1997              1,373           2,185             161
     September 1997              1,361           1,601             240
     December  1997              1,543           2,011             333
     March     1998              1,521           6,150             161

The unusually large amounts in other service charges, commissions and fees for the first quarters of 1998 and 1997 are due to $4.33 million and $2.16 million, respectively, of fees received for the electronic transfer of tax refunds as explained in the section titled "Refund Anticipation Loan and Refund Transfer Programs."

Staff Expense

The largest component of noninterest expense is staff expense. Staff size is closely monitored in relation to the growth in the Company's revenues and assets.

Table 13 shows the amounts of staff expense incurred over the last six quarters (in thousands).

     Table 13--STAFF EXPENSE
                              Salary and        Profit Sharing and
     Quarter Ended         Other Compensation   Other Employee Benefits
     -------------         ------------------   -----------------------
     December   1996             $5,614               $1,329
     March      1997              5,798                2,097
     June       1997              5,987                1,683
     September  1997              6,431                1,602
     December   1997              7,000                1,229
     March      1998              7,933                1,582

When the purchase of FVB was completed in the second quarter of 1997, additional staff was hired to operate the five new branches. Staff expense increased in the third quarter of 1997 in preparation of branch openings and in support areas to handle growth in the volume of transactions. Staff expense in the fourth quarter of 1997 grew as a result of the acquisition of CSB. Besides the addition of staff, there is usually some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1997 and 1998, these averaged 5% and 4% respectively. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid after the end of each year from a bonus pool, the size of which is set by the Board of Directors based on meeting or exceeding the Company's goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. During the latter quarters of 1997, Management revised the accrual amounts as it became apparent that net income would significantly exceed the projected amount upon which bonus accrual was originally set. Approximately 1/3 of the net income for the year was earned in the first quarter. Assuming that a similar pattern may occur in 1998, Management has accrued a larger amount for bonus expense than would be expected in subsequent quarters.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula which is based on pre-tax income, limited by the amount that is deductible for income taxes. In the years prior to 1997, the deductible amount was greater than the amount computed by the formula, and so, assuming that the same would be the case in 1997, the Company accrued contribution expense relative to pre-tax income. This accounts for most of the large amount of expense in the first quarter of 1997. As the year progressed, the pre-tax formula generated an amount that would exceed the deductible amount and contribution expense was reduced in the fourth quarter. For 1998, it is expected that Company's contribution will be again be limited by the amount that can be deducted in its tax return. With this assumption, the Company expects to accrue contribution expense at approximately the same amount each quarter.

OTHER OPERATING EXPENSES

Table 14 shows other operating expenses over the last six quarters (in thousands).

Table 14--OTHER OPERATING EXPENSE

                              Occupancy Expense   Furniture &      Other
       Quarter Ended             Bank Premises     Equipment      Expense
       -------------          -----------------   -----------     -------
       December     1996           $1,162          $  654         $3,904
       March        1997            1,137             646          4,474
       June         1997            1,265             872          4,188
       September    1997            1,409             938          4,671
       December     1997            1,430           1,170          6,357
       March        1998            1,436             968          5,270

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category has been impacted by the opening of the new offices in Ventura County and in the second quarter of 1997 with the acquisition of new branches with the FVB purchase and in the fourth quarter of 1997 with the acquisition of the new CSB branches.

Table 15 shows a detailed comparison for the major expense items in other expense for the three-month periods ended March 31 (amounts in thousands).

Table 15--OTHER EXPENSE
                                           Three-Month Periods
                                             Ended March 31,
                                      ------------------------------
                                           1998             1997
                                      -------------    -------------
FDIC and State assessments            $         64     $         52
Professional services                          385              386
RAL processing and incentive fees              225              622
Supplies and sundries                          227              183
Postage and freight                            311              231
Marketing                                      333              346
Bankcard processing                            607              450
Credit bureau                                  291              229
Telephone and wire expense                     391              286
Charities and contributions                    106               94
Software expense                               394              333
Operating losses                                98               64
Other                                        1,838            1,198
                                      -------------    -------------
  Total                               $      5,270     $      4,474
                                      =============    =============

Several of the categories above show increases for the first quarter of 1998 compared to the same period of 1997 because of expenses related to the acquisition of FVB and CSB. These categories include marketing expense, professional fees, and training expenses included in "Other."

The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. The decline in these fees reflects the higher loss ratio estimated for the program this year as discussed in the section below titled "Refund Anticipation Loan and Refund Transfer Programs."

The amounts in the final line of Table 15 comprise a wide variety of miscellaneous expenses, none of which total more than 1% of revenues. Included among these is the net operating cost or benefit of other real estate owned ("OREO"). When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, or if income is received from the rental of the property while the Company is attempting to dispose of it, the gain or income that is realized is credited to this category. The Company recorded a net benefit of $5,000 for the first quarter of 1998 and $75,000 for the first quarter of 1997.

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

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and
(3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets. At the end of March 1998, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing in the next few weeks, term repurchase agreements, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of March 1998, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of March 1998, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

Capital Resources and Company Stock

Table 16 presents a comparison of several important amounts and ratios for the first quarters of 1998 and 1997 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                                   1st Quarter          1st Quarter
                                                       1998                 1997            Change
                                                 -----------------   ------------------ --------------
Amounts:
   Net Income                                    $        7,929      $         6,637    $       1,292
   Average Total Assets                               1,642,717            1,350,318          292,399
   Average Equity                                       122,626              111,063           11,563
Ratios:
   Equity Capital to Total Assets (period end)            7.58%                8.26%           (0.68%)
   Annualized Return on Average Assets                    1.93%                1.97%           (0.04%)
   Annualized Return on Average Equity                   25.86%               23.90%            1.96%

Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and RAL and RT operations.

A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. RAL and RT earnings, occurring almost entirely in the first quarter, introduce significant seasonality.

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of March 31, 1998, the Company's risk-based capital ratio was 11.32%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to average asset ratio of at least 4% to 5%. As of March 31, 1998, Tier I capital was 10.05% of average assets.

The Company has attempted to repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and also to utilize the accumulation of excess capital generated by the Company's earnings. During the first three months of 1998, approximately 37,000 shares were repurchased compared with the issuance of approximately 152,000 shares in connection with the exercise of stock options.

The dollar amount of total capital did not change as a result of the purchase of FVB and CSB because the transactions involved only cash consideration, not an exchange of shares of the Company for the shares of FVB and CSB. However, Tier 1 capital and total risked-based capital were reduced by the $17.8 million of goodwill recognized. In addition, the capital to asset ratios decreased because of the addition of the FVB and CSB assets to the denominator of the ratio with no addition of capital to the nominator. However, all capital ratios remain in excess of the "well-capitalized" minimums.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1997 and for the first quarter of 1998, it also approved other dividends from the Bank to Bancorp to fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

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

The most recently declared quarterly cash dividend of $0.15 per share maintains a ratio for the last twelve months of dividends declared to earnings of 37%.

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

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the Bank have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore, except for the need for approval of dividends paid from the Bank to the Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.

Refund Anticipation Loan ("RAL") and Refund Transfer ("RT") Programs

Since 1992, the Company has provided loans and refund transfers to taxpayers who file their income tax returns electronically. These loans and transfers are made through tax preparers across the country. The Company collects a fee for each transaction.

If a taxpayer meets the Company's credit criteria for the RAL product, and wishes to receive a loan with the refund as security, the taxpayer applies for and receives an advance less the transaction fees, which are considered finance charges. The Company is repaid directly by the IRS and remits any refund amount over the amount due the Company to the taxpayer.

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

While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The RAL and RT programs had significant impacts on the Company's activities and results of operations during the first quarters of 1997 and 1998. A more extended description of these programs may be found in the Company's Form 10-K for 1997.

Gross revenues for the RAL and RT programs were $7.2 million and $2.3 million, respectively, for the first quarter of 1997, with operating expenses of $1.3 million. The Company added $3.7 million to the RAL allowance for credit loss through a charge to provision expense during the quarter and added another $1.1 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $389,000 in RAL's during this quarter and $5.9 million for the year.

During the first quarter of 1998, the Company has recognized fees for RAL's of $6.4 million and fees for RT's of $4.3 million. Operating expenses totaled $1.0 million.

The Company estimates that about 4.25% of RAL's will not be collected in a timely fashion from the IRS. Using this estimate, during the quarter ended March 31, 1998, the Company provided for these potential losses by adding $5.2 million to the RAL allowance for credit loss through a charge to provision expense and adding another $1.9 million to the allowance from recoveries on loans charged off in prior years. Taking a more aggressive stance with respect to charging-off loans not repaid within the expected time by the IRS, the Company charged-off $4.4 million in RAL's against this allowance in the first quarter of 1998. Some of these loans may yet be paid during the remainder of this year or during the 1999 filing season. In addition, following past practice, the Company expects to charge-off any remaining uncollected RAL's by June 30.

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


--------
1. To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 1997. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

2. As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.4 million as of March 31, 1998. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the first quarter of 1998 would be $26.6 million and the average yield would be 11.46%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

3. Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Fourth Quarter, 1997 for banks with total assets from $1-10 billion.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibit Index:

                Exhibit Number          Item Description

                 27.0398    Financial Data Schedule for March 31, 1998
                 27.1995    Restated Financial Data Schedule for 1995
                 27.1996    Restated Financial Data Schedule for 1996
                 27.0397    Restated Financial Data Schedule for March 31, 1997

                The restatements of the Financial Data Schedules give effect to the stock split mentioned in Item 6(b) below and to the adoption of Statement of Financial Accounting Standards No. 128, which changed the computation of earnings per share.

           (b) One report on Form 8-K was filed during the quarter ended March 31, 1998. A two-for-one (2:1) split of the outstanding shares of Common Stock and a corresponding increase in the authorized number of shares of Common Stock to 40,000,000 was reported on Form 8-K filed with the Commission on March 10, 1998.

                                 SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    SANTA BARBARA BANCORP

DATE:   May 11, 1998
                                    David W. Spainhour
                                    President
                                    Chief Executive Officer



DATE:  May 11, 1998
                                    Donald Lafler
                                    Senior Vice President
                                    Chief Financial Officer