Form 10-Q
period 1998-06-30
SANTA BARBARA BANCORP
filed 1998-08-14
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

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

    Yes    X      No

Common Stock - As of August 13, 1998 there were 15,397,526 shares of the issuer's common stock outstanding.

                         TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

        Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997
        Consolidated Statements of Income
           Three Months and Six Months Ended June 30, 1998 and 1997 Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997
        Consolidated Statements of Comprehensive Income
           Three Months and Six Months Ended June 30, 1998 and 1997 Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

PART II OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not applicable.

                                                    PART 1
                                             FINANCIAL INFORMATION

                                                    ITEM 1
                                             FINANCIAL STATEMENTS

                                    SANTA BARBARA BANCORP & SUBSIDIARIES
                                  Consolidated Balance Sheets (Unaudited)
                                    (in thousands except share amounts)

                                                                      June 30, 1998        December 31, 1997
                                                                      -------------        -----------------
Assets:
         Cash and due from banks                                      $     57,457         $      67,799
         Federal funds sold and securities purchased under
              agreement to resell                                           60,000                48,000
                                                                      -------------        --------------
                  Cash and cash equivalents                                117,457               115,799
                                                                      -------------        --------------
         Securities (Note 4):
              Held-to-maturity                                             207,290               222,350
              Available-for-sale                                           313,837               286,998
                                                                      -------------        --------------
                  Total securities                                         521,127               509,348
                                                                      -------------        --------------

         Bankers' acceptances                                                4,977                49,400
         Loans, net of allowance of $23,322
              June 30, 1998 and $21,148 at
              December 31, 1997 (Note 5)                                   914,977               860,400
         Premises and equipment, net (Note 6)                               14,712                13,595
         Accrued interest receivable                                        10,154                10,328
         Other assets (Note 7)                                              35,531                33,516
                                                                      -------------        --------------
                      Total assets                                    $  1,618,935         $   1,592,386
                                                                      =============        ==============
Liabilities:
         Deposits:
              Noninterest bearing demand deposits                     $    272,620         $     265,751
              Interest bearing deposits                                  1,160,998             1,138,404
                                                                      -------------        --------------
                  Total deposits                                         1,433,618             1,404,155
                                                                      -------------        --------------
         Securities sold under agreements
              to repurchase and Federal funds purchased                     12,043                21,293
         Long-term debt and other borrowings                                34,000                39,000
         Accrued interest payable and other liabilities                     11,430                 9,772
                                                                      -------------        --------------
                  Total liabilities                                      1,491,091             1,474,220
                                                                      -------------        --------------
Shareholders' equity:
         Common stock (no par value; $0.33 per share stated value;
              40,000,000 authorized; 15,386,024 outstanding at
              June 30, 1998 and 15,162,776 at December 31, 1997)             5,130                 5,081
         Surplus                                                            32,790                32,790
         Accumulated other comprehensive income (Note 8)                       674                   496
         Retained earnings                                                  89,250                79,799
                                                                      -------------        --------------
                  Total shareholders' equity                               127,844               118,166
                                                                      -------------        --------------
                      Total liabilities and shareholders' equity      $  1,618,935         $   1,592,386
                                                                      =============        ==============

                 See accompanying notes to consolidated condensed financial statements.

                                 SANTA BARBARA BANCORP & SUBSIDIARIES
                             Consolidated Statements of Income (Unaudited)
                            (dollars in thousands except per share amounts)
                                                         For the Six-Month        For the Three-Month
                                                           Periods Ended             Periods Ended
                                                              June 30,                  June 30,
                                                       -----------------------   -----------------------
                                                           1998       1997          1998        1997
                                                        ---------   ---------     ---------   ---------
Interest income:
    Interest and fees on loans                          $ 48,567    $ 41,018      $ 22,014    $ 18,246
    Interest on securities                                15,568      12,978         7,856       6,403
    Interest on Federal funds sold and securities
      purchased under agreement to resell                  2,226       2,532         1,039       1,295
    Interest on bankers' acceptances                         907       2,033           218       1,082
                                                        ---------   ---------     ---------   ---------
      Total interest income                               67,268      58,561        31,127      27,026
                                                        ---------   ---------     ---------  ----------

Interest expense:
    Interest on deposits                                  21,537      18,474        10,814       9,785
    Interest on securities sold under agreements
      to repurchase and Federal funds purchased              507         890           209         415
    Interest on other borrowed funds                       1,153       1,160           559         580
                                                        ---------   ---------     ---------   ---------
      Total interest expense                              23,197      20,524        11,582      10,780
                                                        ---------   ---------     ---------   ---------

Net interest income                                       44,071      38,037        19,545      16,246
Provision for loan losses                                  6,243       6,247           639       1,690
                                                        ---------   ---------     ---------   ---------
    Net interest income after provision for loan losses   37,828      31,790        18,906      14,556
                                                        ---------   ---------     ---------   ---------

Other operating income:
    Service charges on deposits                            3,089       2,568         1,568       1,373
    Trust fees                                             5,681       4,857         2,816       2,377
    Other service charges, commissions and fees, net       8,844       5,609         2,694       2,185
    Net gain (loss) on securities transactions               120        (453)           67         (93)
    Other operating income                                   372         338           211         161
                                                        ---------   ---------     ---------   ---------
      Total other income                                  18,106      12,919         7,356       6,003
                                                        ---------   ---------     ---------   ---------

Other operating expense:
    Salaries and benefits                                 18,693      15,565         9,178       7,670
    Net occupancy expense                                  2,903       2,402         1,467       1,265
    Equipment expense                                      2,011       1,517         1,043         871
    Other expense                                         10,577       8,517         5,307       4,043
                                                        ---------   ---------     ---------   ---------
      Total other operating expense                       34,184      28,001        16,995      13,849
                                                        ---------   ---------     ---------   ---------

Income before income taxes                                21,750      16,708         9,267       6,710
Applicable income taxes                                    7,693       5,572         3,139       2,211
                                                        ---------   ---------     ---------   ---------

           Net income                                   $ 14,057    $ 11,136      $  6,128    $  4,499
                                                        =========   =========     =========   =========

Earnings per share - basic (Note 2)                     $   0.92    $   0.74      $   0.40    $   0.30
Earnings per share - diluted (Note 2)                   $   0.90    $   0.72      $   0.39    $   0.29

                See accompanying notes to consolidated condensed financial statements.

                                   SANTA BARBARA BANCORP & SUBSIDIARIES
                            Consolidated Statements of Cash Flows (Unaudited)
                                         (dollars in thousands)

                                                                   For the Six Months Ended June 30,
                                                                       1998                 1997
                                                                   -------------        ------------
Cash flows from operating activities:
   Net Income                                                      $   14,057           $    11,136
   Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                                      2,324                 1,163
     Provision for loan and lease losses                                6,243                 6,247
     (Provision)Benefit for deferred income taxes                        (360)                   56
     Net writedown on other real estate owned                              --                    50
     Net amortization of discounts and premiums for
       securities and bankers' acceptances                               (773)               (1,936)
     Net change in deferred loan origination
       fees and costs                                                    (231)                  187
     (Increase) decrease in accrued interest receivable                   174                (1,603)
     Increase in accrued interest payable                                 124                   102
     Net gain on sales and calls of securities                            100                   453
     Increase in prepaid expenses                                        (723)                 (492)
     Increase (decrease) in accrued expenses                              416                (2,375)
     Net gain on sales of OREO                                             --                  (103)
     Decrease (increase) in service fee and other
       income receivable                                                  (52)                  225
     Increase (decrease) in income taxes payable                          522                (5,375)
     Other operating activities                                          (130)                2,314
                                                                   -----------          ------------
       Net cash provided by operating activities                       21,691                10,049
                                                                   -----------          ------------

Cash flows from investing activities:
     Proceeds from call or maturity of securities                      47,280                47,612
     Purchase of securities                                           (94,406)             (117,760)
     Proceeds from sale of securities                                  37,224                74,151
     Proceeds from maturity of bankers' acceptances                    58,488                78,877
     Purchase of bankers' acceptances                                 (14,671)             (101,534)
     Net increase in loans made to customers                          (60,471)             (108,314)
     Disposition of property from defaulted loans                          --                 1,807
     Purchase or investment in premises and equipment                  (2,853)               (6,780)
     Purchase of investment real estate                                    --                  (598)
     Excess of purchase price over net assets
       for purchase of First Valley Bank                                   --                (9,822)
                                                                   -----------          ------------
       Net cash used in investing activities                          (29,409)             (142,361)
                                                                   -----------          ------------

Cash flows from financing activities:
     Net increase in deposits                                          29,463               119,698
     Net decrease in borrowings with
       maturities of 90 days or less                                   (9,250)                   --
     Net (decrease) increase in long-term debt and other borrowings    (5,000)                4,090
     Proceeds from issuance of common stock                             1,359                 1,979
     Payments to retire common stock                                   (2,915)               (2,594)
     Dividends paid                                                    (4,281)               (3,262)
                                                                   -----------          ------------
       Net cash provided by financing activities                        9,376               119,911
                                                                   -----------          ------------

   Net increase (decrease) in cash and cash equivalents                 1,658               (12,401)
   Cash and cash equivalents at beginning of period                   115,799               121,181
                                                                   -----------          ------------

   Cash and cash equivalents at end of period                      $  117,457           $   108,780
                                                                   ===========          ============

Supplemental disclosure:
     Interest paid during period                                   $   23,073           $    20,422
     Income taxes paid during period                               $    4,845           $     9,981
     Non-cash additions to other real estate owned                 $      200           $        75
     Non-cash additions to loans                                   $      317           $        --

                  See accompanying notes to consolidated condensed financial statements


                                          SANTA BARBARA BANCORP & SUBSIDIARIES
                               Consolidated Statements of Comprehensive Income (Unaudited)
                                                  (dollars in thousands)


                                                                  For the Six-Month               For the Three-Month
                                                                    Periods Ended                    Periods Ended
                                                                      June 30,                          June 30,
                                                             ----------------------------     -----------------------------
                                                                 1998             1997             1998            1997
                                                             ----------------------------     -----------------------------


Net income                                                   $   14,057       $   11,136      $     6,128      $     4,499
                                                             -----------      -----------     ------------     ------------
Other comprehensive income, net of tax (Note 8):
 Unrealized gains (loss) on securities:
     Unrealized holding gains (losses) arising during period        171               60              209              493
     Less: reclassification adjustment for gains (losses)
              included in net income                                  7               (3)              32             (116)
                                                             -----------      -----------     ------------     ------------

                Other comprehensive income                          178               57              241              377

                                                             -----------      -----------     ------------     ------------
Comprehensive income                                         $   14,235       $   11,193      $     6,369      $     4,876
                                                             ===========      ===========     ============     ============


                          See accompanying notes to consolidated condensed financial statements.

              Santa Barbara Bancorp and Subsidiaries
            Notes to Consolidated Financial Statements
                           June 30, 1998
                            (Unaudited)
1. Principles of Consolidation

The consolidated financial statements include the parent holding company, Santa Barbara Bancorp ("Company"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("Bank") and Sanbarco Mortgage Corporation. Material intercompany balances and transactions have been eliminated.

2. Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") became effective for the Company as of December 31, 1997. Earnings per share for all periods presented in the Consolidated Statements of Income are computed in accordance with the provisions of this statement, and are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options. SFAS 128 requires the restatement of earnings per share for all prior periods presented in the Company's financial statements.

For the six and three-month periods ended June 30, 1998 and 1997, the computation of basic and diluted earnings per share were as follows (shares and net income amounts in thousands):


                                 Six-month Period      Three-month Period
                                 ----------------      ------------------
                                 Basic      Diluted     Basic     Diluted
                               Earnings     Earnings   Earnings   Earnings
                               Per Share    Per Share  Per Share  Per Share
                               ---------    ---------  ---------  ---------
June 30, 1998
Numerator --net income           $ 14,057    $ 14,057   $ 6,128    $ 6,128

Denominator --weighted average
  shares outstanding               15,308      15,308    15,331     15,331
Plus: net shares issued in
  assumed stock option exercises                  340                  325
Diluted denominator                            15,648               15,656

Earnings per share                  $0.92       $0.90     $0.40      $0.39


June 30, 1997
Numerator --net income           $ 11,136    $ 11,136   $ 4,499    $ 4,499

Denominator --weighted average
  shares outstanding               15,172      15,172    15,175     15,175
Plus: net shares issued in
  assumed stock option exercises                  366                  372
Diluted denominator                            15,538               15,547

Earnings per share                  $0.73       $0.72     $0.30      $0.29


Weighted average shares and net shares issued in assumed stock option exercises for the six and three-month periods ended June 30, 1998 and 1997 were adjusted for the 2 for 1 stock split paid on April 16, 1998.


3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1997 have been reclassified to be consistent with the reporting for 1998.

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

Securities which are classified as held-to-maturity are carried at amortized historical cost. Amortized historical cost is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is any excess of the face value of the security over the cost. Premium is any excess of cost over the face value of the security. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

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

The Bank is member of the Federal Reserve Bank of San Francisco ("FRB") and the Federal Home Loan Bank of San Francisco ("FHLB"). The shares of stock in these organizations required to be purchased as a condition of membership are reported as equity securities.

The amortized historical cost and market values of securities are as follows:


                                                      Gross      Gross    Estimated
          (in thousands)                Amortized  Unrealized  Unrealized  Market
                                           Cost       Gains      Losses     Value
                                       --------------------------------------------

June 30, 1998 Held-to-maturity:
   U.S. Treasury obligations           $   65,552  $      433  $     (11) $  65,974
   U.S. agency obligations                 32,454         106        (26)    32,534
   State and municipal securities         109,284      14,481        (66)   123,699
                                       --------------------------------------------
      Total held-to-maturity              207,290      15,020       (103)   222,207
                                       --------------------------------------------
Available-for-sale:
   U.S. Treasury obligations              113,953         483         --    114,436
   U.S. agency obligations                 75,163         352         --     75,515
   Collateralized mortgage obligations     80,731         316       (123)    80,924
   Asset backed securities                 14,380          51         --     14,431
   State and municipal securities          20,182         125        (10)    20,297
   Equity securities                        8,234          --         --      8,234
                                       --------------------------------------------
      Total available-for-sale            312,643       1,327       (133)   313,837
                                       --------------------------------------------
         Total securities              $  519,933  $   16,347  $    (236) $ 536,044
                                       ============================================

December 31, 1997 Held-to-maturity:
   U.S. Treasury obligations           $   80,714  $      410  $     (85) $  81,039
   U.S. agency obligations                 32,410         112       (106)    32,416
   State and municipal securities         109,226      15,847        (79)   124,994
                                       --------------------------------------------
      Total held-to-maturity              222,350      16,369       (270)   238,449
                                       --------------------------------------------
Available-for-sale:
   U.S. Treasury obligations              162,190         482         --    162,672
   U.S. agency obligations                 25,930          38        (14)    25,954
   Collateralized mortgage obligations     77,716         338         (6)    78,048
   Asset-backed securities                  4,000           8         --      4,008
   State and municipal securities           8,205          62         --      8,267
   Equity securities                        8,049          --         --      8,049
                                       --------------------------------------------
      Total available-for-sale            286,090         928        (20)   286,998
                                       --------------------------------------------
         Total securities              $  508,440  $   17,297  $    (290) $ 525,447
                                       ============================================

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because, consistent with their classification under the provisions of SFAS 115, it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called prior to their maturity, at which time gains or losses may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty.


(in thousands)                              Held-to-      Available-
                                            Maturity      for-Sale      Total
                                            ----------------------------------
June 30, 1998
Amortized cost:
    In one year or less                   $   53,664    $   58,998   $ 112,662
    After one year through five years        103,719       221,864     325,583
    After five years through ten years        10,974         9,855      20,829
    After ten years                           38,933        13,692      52,625
    Equity securities                             --         8,234       8,234
                                          ------------------------------------
             Total securities             $  207,290    $  312,643   $ 519,933
                                          ====================================

Estimated market value:
    In one year or less                   $   54,116    $   59,183   $ 113,299
    After one year through five years        109,212       222,837     332,049
    After five years through ten years        13,501         9,830      23,331
    After ten years                           45,378        13,753      59,131
    Equity securities                             --         8,234       8,234
                                          ------------------------------------
             Total securities             $  222,207    $  313,837   $ 536,044
                                          ====================================

December 31,1997 Amortized cost:
    In one year or less                   $   38,427    $   47,936   $  86,363
    After one year through five years        133,400       224,384     357,784
    After five years through ten years        11,290         5,130      16,420
    After ten years                           39,233           591      39,824
    Equity securities                             --         8,049       8,049
                                          ------------------------------------
             Total securities             $  222,350    $  286,090   $ 508,440
                                          ====================================
Estimated market value:
    In one year or less                   $   38,373    $   48,025   $  86,398
    After one year through five years        139,807       225,163     364,970
    After five years through ten years        14,089         5,157      19,246
    After ten years                           46,180           604      46,784
    Equity securities                             --         8,049       8,049
                                          ------------------------------------
              Total securities            $  238,449    $  286,998   $ 525,447
                                          ====================================


5. Loans

The balances in the various loan categories are as follows:


(in thousands)                        June 30, 1998      December 31, 1997
                                      -------------      -----------------
Real estate:
    Residential                       $   271,652         $   246,283
    Non-residential                       241,962             249,725
    Construction                           21,183              16,127
Commercial loans                          195,880             184,374
Home equity loans                          34,796              37,150
Consumer loans                             94,186              75,151
Leases                                     65,973              61,108
Municipal tax-exempt obligations           10,048               7,931
Other loans                                 2,619               3,699
                                     -------------        ------------
    Total loans                       $   938,299         $   881,548
                                     =============        ============

The loan balances at June 30, 1998 and December 31, 1997 are net of approximately $2,552,000 and $2,782,000, respectively, in net loan fees and origination costs deferred.

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

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are fully secured by collateral and for which collection is being actively pursued. These impaired loans are not classified as nonaccrual.

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them (dollars in thousands) as of June 30, 1998 and December 31, 1997:

                                       June 30, 1998   December 31, 1997
                                       -------------   -----------------

Loans identified as impaired                $3,950           $4,980
Impaired loans for which a valuation
  allowance has been determined             $  310           $  702
Impaired loans for which no valuation
  allowance was determined necessary        $3,640           $4,278
Amount of valuation allowance               $  160           $   60

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis. Few impaired loans required a valuation allowance at June 30, 1998 and December 31, 1997, because most impaired loans had collateral in excess of the recorded investment.

The following table discloses additional information (dollars in thousands) about impaired loans for the six and three-month periods ended June 30, 1998 and 1997:

                                     Six-month Periods    Three-month Periods
                                       Ended June 30,        Ended June 30,
                                     1996        1997      1998         1997
                                     ----        ----      ----         ----
Average amount of recorded
  investment in impaired loans     $6,284      $4,408    $5,381       $3,054
Collections of interest from
  impaired loans and recognized
  as interest income               $   --      $   --    $   --       $   --


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

The valuation allowance for impaired loans of $160,000 is included with the general allowance for loan losses to total the $23.3 million reported on the balance sheet for June 30, 1998, which these notes accompany, and in the "All Other" column in the statement of changes in the allowance account for the first six months of 1998 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.


(in thousands)                               Refund        All
                                          Anticipation    Other      Total
                                          -----------------------------------
Balance, December 31, 1997                 $    325    $  20,823  $  21,148
Provision for loan losses                     4,941        1,302      6,243
Loan losses charged against allowance        (7,221)      (1,441)    (8,662)
Loan recoveries added to allowance            1,955        2,638      4,593
                                          -----------------------------------
Balance, June 30, 1998                     $      0    $  23,322  $  23,322
                                          ===================================

6. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $1,730 and $1,163 for the six-month periods ended June 30, 1998 and 1997, respectively, and $908 and $703 for the three-month periods ended June 30, 1998 and 1997, respectively. The following table shows the balances by major category of fixed assets:


(in thousands)                             June 30, 1998                               December 31, 1997
                                ------------------------------------     ----------------------------------------
                                             Accumulated    Net Book                    Accumulated    Net Book
                                   Cost      Depreciation    Value          Cost       Depreciation     Value
                                ------------------------------------     ----------------------------------------

Land and buildings              $  10,962   $     4,539  $    6,423      $   10,902    $     4,422    $    6,480
Leasehold improvements              7,264         5,472       1,792           6,961          5,184         1,777
Furniture and equipment            22,865        16,368       6,497          20,392         15,054         5,338
                                ------------------------------------     ----------------------------------------
    Total                       $  41,091   $    26,379  $   14,712      $   38,255    $    24,660    $   13,595
                                ====================================     ========================================

7. Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. As of June 30, 1998, the Company had $200,000 in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of December 31, 1997, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for June 30, 1998 and December 31, 1997, are deferred tax assets and goodwill. In connection with the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB"), the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as $17.8 million of goodwill. The purchased goodwill is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.

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

When a security that had been classified as available-for-sale is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed. These adjustments are reported in the consolidated statements of comprehensive income as reclassification adjustment for gains (losses) included in net income.

9.   New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2000. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

                                     PART 1
                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Summary

Santa Barbara Bancorp (the "Company") posted earnings of $6.13 million for the quarter ended June 30, 1998, up 36% over the same quarter last year. Second quarter earnings continue the trend of the previous eleven quarters in which net income has been higher than the same quarter of the prior year. Diluted per share earnings for the second quarter of 1998 were $0.39 compared to $0.29 earned in the second quarter of 1997. The increase in net income for the quarter compared to the same quarter of 1997 was due to increases in net interest income and fee income.

Compared to the second quarter of 1997, net interest income (the difference between interest income and interest expense) increased by $3.3 million in the second quarter of 1998, an increase of 20%. This was due primarily to loan growth in categories other than the Company's Refund Anticipation Loan ("RAL") program. The Company's purchase of Citizens State Bank ("CSB") in October, 1997, and the opening of two new offices in Ventura County resulted in significant growth in loans and deposits. Interest on loans increased $3.8 million as the loan balances increased from $788 million at June 30, 1997, to $938 million a year later. $42 million of this growth in loans was due to the acquisition. Deposits increased $201 million or 16% over the last 12 months, while interest expense increased 13%.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.2 million over the same quarter of 1997. Service fees for nondeposit-related services increased by $509,000, Trust and Investment Services fees were up $439,000, and other service fees earned on the new deposit accounts gained with the acquisition also added to the increase over 1997.

Delinquent and nonperforming loans which totaled $9.2 million at the end of the second quarter of 1998 are approximately $400,000 higher than a year ago. However, the Company decreased its provision for credit loss by $1.1 million compared to the second quarter of 1997 from $1.7 million to $0.6 million. This decrease was due to the Company taking a more significant portion of the provision for seasonal RAL losses in the first quarter of 1998. In 1997, more of this provision was taken in the second quarter. Provision expense for the first six months of 1998 was virtually the same as for the first six months of 1997. The allowance for credit loss increased from $19.2 million at June 30, 1997 to $23.3 million at June 30, 1998.

Noninterest expenses increased in the second quarter of 1998 compared to the same quarter of 1997, primarily due to the growth in the Company resulting from the acquisition. Increases occurred in salary costs, occupancy, equipment and marketing. In addition, the Company recognized approximately $7.5 million in goodwill from the CSB acquisition, which will be amortized over a period of 15 years. Amortization expense in the second quarter of 1998 related to this goodwill was approximately $125,000. The 23% growth rate of noninterest expense was slightly higher than the 20% rate of growth in both noninterest income (exclusive of gains and losses on securities) and net interest income. As a result, the operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, increased slightly from $0.59 for the second quarter of 1997 to $0.60 for the second quarter of 1998.

In comparing the results for the second quarter of 1998 with the same quarter a year ago, the acquisition of First Valley Bank ("FVB") is not among the reasons for the increase in earnings because the results of operations for the acquired branches of FVB are included in the second quarter 1997 amounts. In comparing the results for the first six months of 1998 with the same period of 1997, this acquisition does account for some of the asset and deposit growth and increase in net income.


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

Forward-looking Information

This analysis contains forward-looking statements with respect to the financial conditions, results of operations and businesses of Santa Barbara Bancorp and, assuming consummation of the merger between the two as discussed in the section entitled "Merger with Pacific Captial Bancorp", a combined Santa Barbara Bancorp/Pacific Capital Bancorp. These include statements relating to: (a) the cost savings and accretion to reported earnings that will be realized from the merger; and (b) the restructuring charges expected to be incurred in connection with the merger. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) expected cost savings from the merger are not fully realized or realized within this expected timeframe; (2) revenues following the merger are lower than expected; (3) competitive pressure among financial services companies increases significantly; (4) costs or difficulties related to the integration of the businesses of Santa Barbara Bancorp and Pacific Capital Bancorp are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (7) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; and (8) legislation or regulatory requirements or changes adversely affect the business in which the combined company will be engaged.


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

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS

$1,650                                                   AAAA
                                                        A    A
$1,600                                                 A      AAA
                                                      A
$1,550                                               A
                                                    A
$1,500                                             A
                                                  A
$1,450                                           A
                                          AAAAAAA        DDDDDDDD
$1,400                                   A              D
                                        A              D
$1,350                                 A             DD
                                     AA             D
$1,300                              A              D
                                   A              D
$1,250                            A              D
                                AA        DDDDDDD
$1,200           AAAA          A         D
                A    AAAAA    A         D
$1,150     AAAAA          AAAA       DDD
                                    D
$1,100                             D
                                  D
$1,050                         DDD
                DDDDDDDDDDDDDDD
$1,000     DDDDD

  $950

            4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd
            '95  '96  '96  '96  '96  '97  '97  '97  '97  '98  '98

                 A = Assets D = Deposits

Continued consolidation in the financial services industry, acquisition of a leasing portfolio and FVB and CSB, and the opening of three Ventura County offices in this period have contributed to the longer trend growth in both deposits and assets.

The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors. These include increases to assets and deposits from the RAL and RT programs which primarily affect the first quarters of each year and cash outflows for tax payments which impact the second quarters. Deposits related to the RAL and RT programs, i.e. outstanding checks written to taxpayers which have not cleared, averaged $41.6 million during the first quarter of 1997 and $58.3 million during the first quarter of 1998. Average assets during the first quarter of 1997 included RAL's of $31.2 million and during the first quarter of 1998, average assets included $32.3 million in RAL's. $124 million in assets and $108 million in deposits were obtained in the FVB purchase. Without these acquired assets and liabilities, the averages for the second and third quarters of 1997 would have been slightly less than those for the first quarter. The CSB acquisition in the fourth quarter of 1997, added $93.1 million in assets and $82.2 million in deposits.

Earning assets consist of the various assets on which the Company earns interest income. The Company was earning interest on 95% of its assets during the first half of 1998. This compares with an average of 89% for all FDIC-Insured Commercial Banks.1 Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $93 million more assets earning interest during the first half of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.




Interest Rate Sensitivity

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either loans the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on the loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase.

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the margin as interest rates change. Because the Company earns interest income on 95% of its assets and pays interest expense on approximately 80% of its liabilities, these adverse effects could be material if not managed properly. The three primary risks related to changes in interest rates are market risk, mismatch risk, and basis risk. The rest of this section briefly explains these risks and the steps the Company takes to manage them. Interested readers are referred to Management's Discussion and Analysis of Financial Condition and the Results of Operations in the Company's Annual Report on Form 10-K for 1997 ("10-K MD&A") for a more complete discussion.

Some of the Company's loans, securities, and deposits have rates of interest fixed for some term. Market risk is the risk that the market value of these financial instruments will decrease with changes in market interest rates. This exposure to market risk is managed by limiting the amount of fixed rate assets and by keeping maturities short. Mismatch risk is the risk that interest rate changes may not be equally reflected in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. The Company controls mismatch risk by attempting to roughly match the maturities and repricing opportunities of assets and liabilities. Basis risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. The gap is stated in both dollars and as a percentage of total assets for each period and on a cumulative basis for each period. The Company's target is stated as a percentage of total assets and is to be no more than 15% plus or minus in either of the first two periods, and not more than 25% plus or minus cumulative through the first year.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of June 30, 1998, the gap for this first period is a (1.62%). At the end of the fourth quarter of 1997, the gap was (0.20%) of assets.

For the next period, after three months but within six months, there is a positive excess of assets over liabilities of 2.76%.

In the third period, after six months but within one year, liabilities exceed assets by (22.24%) of total assets, reflecting the current customer preference for short-term deposits. The cumulative gap within one year of (21.10%) of total assets is within the Company's acceptable limits.

The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY
                                                    After three  After six    After one              Non-interest
As of June 30, 1998                        Within      months     months      year but                bearing or
(in thousands)                             three    but within   but within    within    After five  non-repricing
                                           months      six        one year      five       years       items          Total
                                       --------------------------------------------------------------------------- ------------
Assets:
Loans                                   $ 337,842  $ 107,689    $ 110,292   $ 341,992   $  31,443    $ (11,730)    $  917,528
Cash and due from banks                        --         --           --          --          --       57,457         57,457
Money market investments                   64,977         --           --          --          --           --         64,977
Securities                                 62,462     24,924       68,553     291,286      64,473        9,429        521,127
Other assets                                   --         --           --          --          --       57,846         57,846

                                       ------------------------------------------------------------------------    ------------
Total assets                              465,281    132,613      178,845     633,278      95,916      113,002     $1,618,935
                                       ------------------------------------------------------------------------    ============

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased               12,043         --           --          --          --           --         12,043
  Other borrowings                          3,500      2,500        5,000      23,000          --           --         34,000
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                  332,226         --      410,569          --          --           --        742,795
  Time deposits                           137,185     85,490      123,311      70,116       2,101           --        418,203
Demand deposits                                --         --           --          --          --      272,620        272,620
Other liabilities                           6,576         --           --          --          --        4,854         11,430
Shareholders' equity                           --         --           --          --          --      127,844        127,844

                                       ------------------------------------------------------------------------    ------------
Total liabilities and
  shareholders' equity                    491,530     87,990      538,880      93,116       2,101      405,318     $1,618,935
                                       ------------------------------------------------------------------------    ============
Interest rate-
  sensitivity gap                       $ (26,249) $  44,623    $(360,035)  $ 540,162   $  93,815    $(292,316)
                                       ========================================================================
Gap as a percentage of
  total assets                             (1.62%)     2.76%      (22.24%)     33.37%       5.79%      (18.06%)
Cumulative interest
  rate-sensitivity gap                  $ (26,249) $  18,374    $(341,661)  $ 198,501   $ 292,316
Cumulative gap as a
  percentage of total assets               (1.62%)     1.13%      (21.10%)     12.26%      18.06%


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

To quantify the extent of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling. The modeling simulates the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. The hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions.

The most recent modeling confirms that the Company's interest rate risk profile is balanced, and that the results are within normal expectations.

It is standard process to compute the impacts of interest rate shocks applied to the Company's asset and liability balances. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from the rate changes. The results reported below for the Company's December 31, 1997, and June 30, 1998 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                Shocked by -2%    Shocked by +2%
                                --------------    --------------

As of December 31, 1997
Net interest income                   +1.42%           (1.04%)
Net economic value                   +14.29%          (14.08%)

As of June 30, 1998
Net interest income                   +0.73%           (1.56%)
Net economic value                   +14.64%          (14.98%)

For these computations, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company engaged an outside consultant to gather and study data on its non-maturity deposits, and the results of that study have been incorporated into these latest models. The interest rate simulation results are dependent upon the shape and volatility of the interest rate scenarios selected and upon the assumptions of the rates that would be paid on the Company's administered rate deposits as external yields change.

The changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates are not exactly symmetrical. This occurs because various contractual limits and non-contractual factors come into play. An example of the former is the "interest rates cap" on loans, which may limit the amount that rates may increase. An example of the latter is the assumption on how low rates could be lowered on administered rate accounts. The degree of symmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix. For instance, the assumed floors on deposit rates are more likely to come into play in a 2% decrease if the base rate is lower. The caps on loan rates would have more of an impact on the overall result to the extent that consumer variable rate loans are a larger proportion of the portfolio than in a previous period.

The Company's exposure to interest rate risk as of December 31, 1997, is discussed in more detail in the 10-K MD&A. There have been no material changes to this exposure during the first half of 1998.

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

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last six quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the second quarter of 1998 have increased $186.3 million or 15.2% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1997:                               1st Quarter          2nd Quarter         3rd Quarter         4th Quarter
                                  ----------------    ----------------    ----------------    -----------------

NOW accounts                      $   141.0   1.10%   $   161.7   1.13%   $   161.5   1.15%   $   178.4    1.16%
Money market deposit accounts         436.3   3.80        424.1   3.79        404.9   3.71        417.0    3.75
Savings accounts                       90.4   2.30        111.4   2.18        105.6   2.34        126.1    2.22
Time certificates of deposit for
    less than $100,000 and IRA's      185.3   5.40        225.9   5.74        239.9   5.67        268.2    5.52
Time certificates of deposit for
    $100,000 or more                   85.5   5.19        112.1   5.24        124     5.75        145.1    5.44
                                  ---------           ---------           ---------           ---------
Interest-bearing deposits             938.5   3.71%     1,035.2   4.17%     1,035.9   4.21%     1,134.8    3.81%
Demand deposits                       199.9               191.5               198.9               225.7
                                  ---------           ---------           ---------           ---------
  Total deposits                  $ 1,138.4           $ 1,226.7           $ 1,234.8           $ 1,360.5
                                  =========           =========           =========           =========

1998:
NOW accounts                      $   179.7   1.18%   $   179.3   1.15%
Money market deposit accounts         417.5   3.74        430.4   3.74
Savings accounts                      126.7   2.31        126.6   2.30
Time certificates of deposit for
    less than $100,000 and IRA's      269.6   5.53        269.9   5.42
Time certificates of deposit for
    $100,000 or more                  146.8   5.38        145.4   5.27
                                  ---------           ---------
Interest bearing deposits           1,140.3   3.81%     1,151.6   3.77%
Demand deposits                       293.7               261.5
                                  ---------           ---------
  Total deposits                  $ 1,434.0           $ 1,413.1
                                  =========           =========


Table 2 shows that the rates paid on NOW, MMDA, and savings accounts have remained quite stable over the last four quarters while the rates on time certificate accounts have declined. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits than with deposit types that have administered rates like NOW, MMDA, and saving accounts. Administered rate deposit accounts are those products which the institution reprices at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index. Certificates of deposit are time or term deposits. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced during the quarter will bear the new rate.

The average balances for noninterest-bearing demand deposits during the second quarters of 1997 and 1998 were impacted by outstanding checks from the RAL and RT programs discussed below in "Refund Loan and Transfer Programs." Approximately $41.6 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1997 and $58.3 million in the first quarter of 1998 relate to these programs. There was relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, loan demand has not been so great that the Company would encourage, through premium rates, large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, like Federal funds. Since Federal funds sold earned between 5.30% and 5.75% during 1997 and the first six months of 1998, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small, if not negative. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's because their terms tend to be relatively longer than other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.

Loans and Related Interest Income

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields2 over the last seven quarters (dollars in millions),

Table 3--LOAN BALANCES AND YIELDS
                              EOP            Average           Interest      Average
Quarter Ended              Outstanding      Outstanding        and Fees       Yield
------------------      ----------------  ----------------   --------------- -----------
December      1996      $     684.2       $    634.4         $    14.9         9.35%
March         1997            719.9            723.0              22.9        12.75
June          1997            788.8            789.0              18.3         9.21
September     1997            803.9            790.7              18.3         9.26
December      1997            881.5            858.8              19.8         9.18
March         1998            919.9            926.8              26.6        11.57
June          1998            938.3            925.5              22.1         9.55


The end-of-period loan balance as of June 30, 1998, has increased by $56.8 million compared to December 31, 1997, and by $149.5 million compared to June 31, 1997. Residential real estate loans have increased as a result of increased sales activity in the Company's market areas and due to refinancing activity prompted by the favorable interest rate environment. Most of the residential real estate loans are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. Effective June 1, 1998, the Company began retaining a portfolio of long term, fixed-rate 1-4 family residential loans which totaled $46.4 million at June 30, 1998. Previously, the Company had sold almost all of its long term, fixed-rate residential loans. Commercial loans have increased largely due to growth in loans to agricultural borrowers. The consumer loan portfolio has increased primarily because of the acquisition of a $7.0 million mobile home portfolio and increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

Portions of the increases in the June 1997 and December 1997 balances compared to prior quarters relate to the acquisition of FVB and CSB, respectively.

The average balance and yield for the first quarters of 1998 and 1997 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. The impact of this program on the results of operations for the first halves of 1998 and 1997 is summarized in the section titled "Refund Anticipation Loan and Transfer Program" below. Average yields for the first quarters of 1998 and 1997 without the effect of RAL loans were 9.09% and 9.10%, respectively.

Interest rates on most consumer loans are fixed at the time funds are advanced. The average yields on these loans significantly lag market rates as rates rise because the Company only has the opportunity to increase yields as new loans are made. In a declining interest rate environment, these loans tend to track market rates more closely. This is because the borrower may reset the rate by prepaying the loan if the current market rate for that type of loan declines sufficiently below the contractual rate on the original loan to warrant the customer refinancing.

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


(in thousands)                  June 30,    December 31,
                                  1998          1997
                                 ------        ------
Standby letters of credit      $ 26,642      $ 20,716
Loan commitments                 33,275        43,356
Undisbursed loans                57,393        59,069
Unused consumer credit lines     64,824        59,073
Unused other credit lines       139,506       130,347


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

The Company has established maximum loan amount to collateral value ratios for commercial real estate loans ranging from 50% to 75% depending on the type of project. Loan-to-value ratios for residential real estate loans range from 65% to 90%. There are no specific loan-to-value ratios for other commercial, industrial or agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum loan-to-collateral ratios based on the loan amount, the nature of the collateral, and other factors.

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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the second quarter of 1998, and at the end of the previous four quarters (in thousands). Also shown for both the Company and its peers3 are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. RAL's and the portion of the allowance for credit losses that specifically relates to RAL's are excluded from the Company's figures and ratios for the table for comparability. Only two other banks operate national RAL and RT programs.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). Total nonperforming assets have increased by $613,000 at June 30, 1998, compared to June 30 1997, but as a percentage of total loans, noncurrent loans decreased from 1.12% at June 30, 1997 to 0.99% at June 30, 1998.

Table 4--ASSET QUALITY

                                 June 30,   March 31,  December 31,  September 30,   June30,
                                   1998       1998        1997          1997          1997
                                ---------   ---------  ------------  -------------  ---------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more               $    748    $    533     $    812      $    480     $  2,565
Nonaccrual loans                   8,500      11,437        9,095         8,143        6,270
                                ---------   ---------    ---------     ---------    ---------
Total noncurrent loans             9,248      11,970        9,907         8,623        8,835
Foreclosed real estate               200         200            0           108            0
                                ---------   ---------    ---------     ---------    ---------
Total nonper-
  forming assets                $  9,448    $ 12,170     $  9,907      $  8,731     $  8,835
                                ---------   ---------    ---------     ---------    ---------
Allowance for credit loss       $ 23,322    $ 22,067     $ 21,148      $ 19,940     $ 19,174
                                =========   =========    =========     =========    =========

COMPANY RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans             2.49%       2.43%        2.40%         2.48%        2.43%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans         252%        184%         213%          231%         217%
Ratio of noncurrent
  loans to total loans              0.99%       1.32%        1.12%         1.07%        1.12%
Ratio of nonperforming
  assets to total assets            0.58%       0.74%        0.64%         0.61%        0.62%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans               n/a       2.16%        2.11%         2.19%        2.12%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans          n/a        204%         199%          195%         190%
Ratio of noncurrent
  loans to total loans                n/a       1.06%        1.06%         1.12%        1.12%
Ratio of nonperforming
  assets to total assets              n/a       0.76%        0.77%         0.82%        0.82%


The June 30, 1998, balance of noncurrent loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent.

The allowance for credit losses other than RAL's has increased to $23.3 million at June 30, 1998, from $19.2 million at June 30, 1997. This has resulted in a coverage ratio of allowance to noncurrent loans of 252%. This is considerably more than the 204% ratio of its peers as of March 31, 1998. The Federal Reserve Board and other Regulatory bodies have been publicly warning financial institutions that the current economic environment is probably close to the high point of the credit cycle. They have suggested that lenders can expect that credit quality will again became an issue as borrowers who now appear able to repay their loans may become delinquent when the economy is not so healthy. Giving consideration to these comments and based on its review of the loan portfolio, Management considers the current amount of the allowance adequate.

Management identifies and monitors other loans which are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for June 30, 1998 (amounts in thousands).

Table 5--NONCURRENT AND POTENTIAL PROBLEM LOANS

                                                Potential Problem
                                Noncurrent      Loans Other Than
                                   Loans           Noncurrent
                                   -----           ----------

Loans secured by real estate:
    Construction and
        land development         $  400             $ 1,106
Agricultural                        107               5,602
    Home equity lines               442                  40
    1-4 family mortgage           2,530               1,760
    Multifamily                     450                  --
Nonresidential, nonfarm           4,186               6,082
Commercial and industrial           662              19,980
Leases                               77                  --
Other consumer loans                382                 347
Other Loans                          13                  --
                                -------            --------
                       Total     $9,249             $34,917
                                =======            ========

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 1998 (amounts in thousands).

      Doubtful                  $   473
      Substandard               $ 3,932
      Special Mention           $   370

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans. This allocation is based on historical trends of losses by category and on current economics conditions. Some of the allowance is not allocated to any category, but instead is provided for potential losses that have not yet been identified.

Securities and Related Interest Income

The Company has created three separate portfolios of securities for internal management purposes. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes practically all of the tax-exempt municipal securities and some of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury securities, collateralized mortgage obligations, asset-backed securities, and a few municipal securities. The Company specifies whether the security will be held to maturity--and therefore placed in the Earnings Portfolio--or available for sale at the time of purchase. Securities may be transferred between the Liquidity and Discretionary Portfolios at the Company's option. The reasons for these portfolios is explained in the 10-K MD&A.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

    1997                          1st Quarter       2nd Quarter       3rd Quarter          4th Quarter
                                ----------------  ----------------  ----------------    ----------------
    U.S. Treasury               $  240.0   5.95%  $  201.5   5.95%  $  196.7   5.93%    $  232.3   5.92%
    U.S. agency                     48.2   6.36       40.0   5.56       37.4   5.84         48.6   5.84
    Collateralized
     Mortgage Obligations           33.0   6.11       56.4   6.18       64.4   6.37         67.3   6.31
    Tax-Exempt securities           86.3  12.28      101.0  11.77      108.2  11.67        117.5  11.15
    Equity securities                6.2   5.94        7.2   5.70        7.4   5.76          7.7   7.43
                                --------          --------          --------            --------
      Total                     $  413.7   7.51%  $  406.1   7.39%  $  414.1   7.47%    $  473.4   7.29%
                                ========          ========          ========            ========

    1998

    U.S. Treasury               $  222.9   5.85%  $  200.6   5.89%
    U.S. agency                     63.8   5.75       88.5   5.87
    Collateralized
     Mortgage Obligations           85.5   6.23       84.2   6.18
    Tax-Exempt securities          118.0  11.25      127.7  10.72
    Equity securities                8.1   5.37        8.2   5.41
                                --------          --------
      Total                     $  498.3   7.20%  $  509.2   7.14%
                                ========          ========

The average balances of securities increased during the last two quarters as the Company directed funds away from bankers' acceptances for the reason explained in the section below titled "Bankers' Acceptances."

Unrealized Gains and Losses

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. The relatively large unrealized gains in the first table in Note 4 to the financial statements for the municipal securities indicate the significant reduction in interest rates that has occurred since most of these securities were purchased in 1985 and 1986. The unrealized gain is therefore a measure of how much more the Company will earn on these securities until their maturity than it would on comparable securities purchased at current market rates.

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2000. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

Federal Funds Sold and Securities Purchased under Agreements to Resell

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreement to resell ("reverse repo agreements"). These agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs and relative yields of alternative investment vehicles.

Though they are not securities, the large amount of Federal funds sold, reverse repo agreements and bankers' acceptances dictate that the Company include them in its liquidity planning, discussed below in the section entitled "Liquidity", as if they were components of the Liquidity Portfolio, discussed above in "Securities and Related Interest Income."

Table 7 illustrates the average balance of funds sold and repurchase agreements of the Company and the average yields over the last seven quarters (dollars in millions).

    Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES
    PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                             Average       Average
    Quarter Ended          Outstanding      Yield
    -------------          -----------      -----
    December   1996          $58.3          5.34%
    March      1997           94.6          5.30
    June       1997           92.2          5.64
    September  1997           67.0          5.61
    December   1997           81.0          5.75
    March      1998           83.7          5.75
    June       1998           72.4          5.75

The average balance sold into the market in the first quarters of 1998 and 1997 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, in the first quarter of 1997, liquidity was increased in anticipation of the financing requirements relating to the purchase of FVB.

There is another factor which impacts average balances. When the Company is in a liability sensitive position as discussed in the section above titled "Interest Rate Risk," Management is reluctant to purchase large amounts of longer-term securities beyond the amounts necessary to establish and maintain the Company's maturity ladders because that action would increase the mismatch risk. The result is higher average balances of Federal funds sold than would otherwise be the case. This condition has been the case for several quarters.

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

    Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                           Average       Average
    Quarter  Ended        Outstanding      Yield
    --------------        -----------    -------
    December  1996          $55.3          5.63%
    March     1997           69.3          5.57
    June      1997           76.3          5.69
    September 1997           82.0          5.83
    December  1997           60.8          5.85
    March     1998           47.0          5.94
    June      1998           14.3          6.09


All of the acceptances held by the Company were issued by Japanese banks having prime short-term credit quality ratings. However, because of uncertainty regarding the Japanese economy, the Company has not replaced maturing acceptances during the last six months and the balance has been declining. The Company continued to monitor the remaining acceptances closely in light of the economic troubles in Asia. The one $5 million acceptance held at June 30, 1998, which had a maturity date of July 28, 1998, has been repaid.


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

Table 9 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

    Table 9--OTHER BORROWINGS
                          Average        Average        Percentage of
    Quarter  Ended      Outstanding       Rate      Average Total Assets
    --------------      -----------      -------    ---------------------
    December  1996         $34.3           4.68%            2.8%
    March     1997          43.3           4.50             3.2
    June      1997          36.2           4.73             2.5
    September 1997          24.1           4.97             1.7
    December  1997          27.6           4.98             1.8
    March     1998          24.9           4.99             1.5
    June      1998          18.1           4.12             1.1


Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The Bank borrowed $38 million in December 1996 for the acquisition of leasing assets and $10 million in September 1997 for interest rate management. The advances are structured to amortize at $2.5 million declining to $1.0 million per quarter through the fourth quarter of 2001.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

    Table 10--LONG-TERM DEBT
                          Average       Average      Percentage of
    Quarter  Ended      Outstanding      Rate     Average Total Assets
    --------------      -----------     -------   --------------------
    December  1996       $  6.6           6.13%          0.5%
    March     1997         37.6           6.13           2.8
    June      1997         37.2           6.12           2.6
    September 1997         42.6           6.20           3.0
    December  1997         40.1           6.21           2.6
    March     1998         37.6           6.19           2.3
    June      1998         35.1           6.22           2.2


Other Operating Income

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last seven quarters (in thousands).

    Table 11--TRUST INCOME

           Quarter  Ended         Trust Income
           --------------         ------------

           December  1996          $2,144
           March     1997           2,480
           June      1997           2,377
           September 1997           2,599
           December  1997           2,522
           March     1998           2,865
           June      1998           2,816


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

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of all noninterest operating income other than trust fees and securities gains or losses are shown in Table 12 for the last seven quarters (in thousands).

    Table 12--OTHER INCOME
                                         Other Service
                        Service Charges     Charges,
                         on Deposit       Commissions         Other
    Quarter   Ended        Accounts          & Fees           Income
    ---------------     ---------------  -------------        ------

    December  1996           $1,200          $1,284            $211
    March     1997            1,195           3,454             177
    June      1997            1,373           2,185             161
    September 1997            1,361           1,601             240
    December  1997            1,543           2,011             333
    March     1998            1,521           6,150             161
    June      1998            1,568           2,694             211


The unusually large amounts in other service charges, commissions and fees for the first quarters of 1998 and 1997 are due to $4.33 million and $2.16 million, respectively, of fees received for the electronic transfer of tax refunds as explained in the section titled "Refund Anticipation Loan and Refund Transfer Programs." The increase in service charges on deposit accounts is a result of growth in deposit accounts and the acquisition of accounts from FVB and CSB.

Staff Expense

The largest component of noninterest expense is staff expense. Staff size is closely monitored in relation to the growth in the Company's revenues and assets.

Table 13 shows the amounts of staff expense incurred over the last seven quarters (in thousands).

    Table 13--STAFF EXPENSE
                          Salary and          Profit Sharing and
    Quarter Ended       Other Compensation   Other Employee Benefits
    -------------       ------------------   -----------------------
    December  1996            $5,614                  $1,329
    March     1997             5,798                   2,097
    June      1997             5,987                   1,683
    September 1997             6,431                   1,602
    December  1997             7,000                   1,229
    March     1998             7,933                   1,582
    June      1998             7,378                   1,800


When the purchase of FVB was completed in the second quarter of 1997, additional staff was hired to operate the five new branches. Staff expense increased in the third quarter of 1997 in preparation of branch openings and in support areas to handle growth in the volume of transactions. Staff expense also increased in the fourth quarter of 1997 as a result of the acquisition of CSB. Besides the addition of staff, there is usually some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1997 and 1998, these averaged 5% and 4% respectively. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid after the end of each year from a bonus pool, the size of which is set by the Board of Directors based on meeting or exceeding the Company's goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. During the latter quarters of 1997, Management revised the accrual amounts as it became apparent that net income would significantly exceed the projected amount upon which bonus accrual was originally set. Approximately one-third of the net income for 1997 was earned in the first quarter. Assuming that a similar pattern of earnings may occur in 1998, Management accrued a larger amount for bonus expense in the first quarter than would be expected in subsequent quarters.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula which is based on pre-tax income, limited by the amount that is deductible for income taxes. In the years prior to 1997, the deductible amount was greater than the amount computed by the formula. Assuming that the same would be the case in 1997, the Company accrued contribution expense relative to pre-tax income. This accounts for most of the large amount of expense in the first quarter of 1997. As the year progressed, the pre-tax formula generated an amount that would exceed the deductible amount and contribution expense was reduced in the fourth quarter. For 1998, it is expected that the Company's contribution will again be limited by the amount that can be deducted in its tax return. With this assumption, the Company expects to accrue contribution expense at approximately the same amount each quarter.

OTHER OPERATING EXPENSES

Table 14 shows other operating expenses over the last seven quarters (in thousands).

Table 14--OTHER OPERATING EXPENSE

                           Occupancy Expense   Furniture&      Other
       Quarter Ended         Bank Premises     Equipment      Expense
       -------------       -----------------   -----------    --------
       December    1996        $1,162          $  654          $3,904
       March       1997         1,137             646           4,474
       June        1997         1,265             872           4,043
       September   1997         1,409             938           4,671
       December    1997         1,430           1,170           6,357
       March       1998         1,436             968           5,270
       June        1998         1,467           1,043           5,307


The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category has been impacted by the opening of the new offices in Ventura County, and by the acquisition of new branches with the FVB purchase in the second quarter of 1997, and by the acquisition of the new CSB branches in the fourth quarter of 1997.

Table 15 shows a detailed comparison for the major expense items in other expense for the six-month and three-month periods ended June 30 (amounts in thousands).

Table 15--OTHER EXPENSE
                                            Six-Month Periods               Three-Month Periods
                                             Ended June 30,                   Ended June 30,
                                      ------------------------------    ----------------------------
                                           1998             1997             1998            1997
                                      -------------    -------------    ------------    ------------
Professional services                 $        871     $        776      $      486      $      389
RAL processing and incentive fees              300              607              75             (15)
Supplies and sundries                          457              406             231             223
Postage and freight                            492              414             181             182
Marketing                                      946              798             613             451
Bankcard processing                          1,365              967             758             517
Credit bureau                                  335              293              43              64
Telephone and wire expense                     761              542             370             257
Charities and contributions                    209              193             103              99
Software expense                               931              691             537             358
Operating losses                               185              109              69              29
Armored car services                           227              161             116              77
Printing                                       231              316              87             153
Amortization of goodwill                       593              197             296             172
Other                                        2,674            2,136           1,342           1,087
                                      -------------    -------------    ------------    ------------
  Total                               $     10,577     $      8,606      $    5,307      $    4,043
                                      =============    =============    ============    ============




The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions and from price increases charged by processors.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. The decline in these fees for the six months ended June 30, 1998 compared to the same period of 1997 reflects the higher loss ratio (prior to recoveries) for the program this year as discussed in the section below entitled "Refund Anticipation Loan and Refund Transfer Programs."

The increase in software expense represents costs incurred to upgrade existing software and purchase new software to meet the technological needs of the Bank. The investment in technology keeps the Bank competitive with services our customers demand.

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

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and
(3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes. Adequate liquidity is achieved by (1) holding liquid assets, (2) maintaining the ability to raise deposits or borrow funds, and (3) keeping access open to capital markets.

As explained below, there is a rough correspondence between these three means of achieving liquidity and the three time horizons, except that the Company has not needed to access the capital markets for liquidity purposes.

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets. At the end of June 1998, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the Federal Home Loan Bank of San Francisco, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of June 1998, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of June 1998, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

Capital Resources and Company Stock

Table 16 presents a comparison of several important amounts and ratios for the second quarters of 1998 and 1997 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                                     2nd Quarter       2nd Quarter
                                                        1998              1997            Change
                                                  ----------------   ---------------   ------------
Amounts:
   Net Income                                     $        6,128     $       4,499     $   1,629
   Average Total Assets                                1,610,717         1,429,012       181,705
   Average Equity                                        126,444           113,515        12,929
Ratios:
   Equity Capital to Total Assets (period end)             7.90%             8.00%        (0.10%)
   Annualized Return on Average Assets                     1.52%             1.26%         0.26%
   Annualized Return on Average Equity                    19.39%            15.85%         3.53%


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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of June 30, 1998, the Company's risk-based capital ratio was 11.48%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to average asset ratio of at least 4% to 5%. As of June 30, 1998, Tier I capital was 6.94% of average tangible assets.

The Company has attempted to repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. During the first half of 1998, approximately 91,000 shares were repurchased compared with the issuance of approximately 176,000 shares in connection with the exercise of stock options. In 1997, the Company had repurchased approximately 135,000 shares to offset the effect of the issuance of approximately 68,000 shares in connection with the exercise of stock options.

On May 27, 1998, prior to the announcement of the signing of an Agreement and Plan of Reorganization between the Company and Pacific Capital Bancorp ("Pacific Capital") discussed below in the section entitled "Announced Merger with Pacific Capital," the Company had announced a program to repurchase up to $5 million of its shares for investment purposes. No shares were in fact repurchased under the program. On July 31, 1998, the Board of Directors suspended the program in light of the announced transaction between the Company and Pacific Capital.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1997 and for the first and second quarters of 1998, it also approved other dividends from the Bank to Bancorp to fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. The Bank will continue to need to request approval for dividends until earnings for the preceding three years exceed dividends paid to Bancorp in the same three years. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

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

The current quarterly dividend rate is $0.15 per share. When annualized, this represents a payout ratio of approximately 41% of earnings per share for the trailing 12 months.

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

While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The RAL and RT programs had significant impacts on the Company's activities and results of operations during the first quarters of 1997 and 1998 and to a lesser extent on the second quarters of 1997 and 1998. A more extended description of these programs may be found in the 10-K MD&A.

The 1998 results compare to the 1997 results as follows. During the first half of 1998, the Company has recognized fees for RAL's of $6.8 million and fees for RT's of $5.2 million. Operating expenses totaled $1.4 million. The Company added $4.9 million to the RAL allowance for credit loss through a charge to provision expense during the first half of 1998 and added another $2.0 million to the allowances from recoveries on loans charged off in prior years. The Company charged off all remaining unpaid RAL's at June 30, 1998. Charge offs for 1998 totaled $7.2 million. The result was a pre-tax net operating income of approximately $5.6 million. It is expected that a substantial amount of the charged-off loans may yet be paid during the remainder of this year or during the 1999 filing season.

For the first half of 1997, gross revenues for the RAL and RT programs were $7.4 million and $2.9 million, respectively, with operating expenses of $1.6 million. The Company added $4.6 million to the RAL allowance for credit loss through a charge to provision expense during the first half of 1997 and added another $1.2 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $5.9 million in RAL's for the year. The result was a pre-tax net operating income of approximately $4.0 million.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Year 2000

The Company is in the process of addressing the possible exposures related to the impact of the Year 2000. Key financial, information and operational systems have been assessed and detailed plans have been developed to ensure that Year 2000 systems modifications will be in place by December 1998. As most of the critical software is purchased from vendors which have either already begun to make the necessary changes or will be doing so over the next year, the Company is concentrating its efforts on implementing and initial testing of "Year 2000 Compliant" systems in 1998. Full system testing will be performed in 1999. Critical software that is not Year 2000 compliant will be replaced. The Company has budgeted approximately $1.7 million in 1998 to address the Year 2000 issue. Most of this cost relates either to the assignment of internal staff rather than the hiring of outside consultants or additional staff or to the purchase of equipment and software, the cost of which will be amortized over a number of years. Management therefore does not anticipate a material impact to the Company's results of operations or financial position. A similar amount is likely to be spent in 1999.


Merger with Pacific Capital Bancorp

In July 1998, the Company entered into a Definitive Agreement calling for a merger of equals with Pacific Capital Bancorp, the holding company for First National Bank of Central California and South Valley National Bank. The Agreement provides for existing Pacific Capital Bancorp shareholders to receive
1.935 shares of Santa Barbara Bancorp common stock for each of their outstanding shares of common stock. The merger transaction is being accounted for as a pooling of interests. As of the date of the Agreement, based on the closing price per share of Company stock, the value of the merger would be estimated to be $287.6 million. However, the final value will be based on the price per share at the time the transaction closes, which may result in a value more or less than that stated above. Subject to shareholder and regulatory approvals, the merger is expected to close in the fourth quarter of 1998. One-time charges to be taken at the time of closing are estimated to be $6.5 to $ 7.5 million after tax. Administrative and operational support units will be based out of Santa Barbara, creating the merger savings that will make the transaction accretive to earnings per share in the first full operating year for the combined company.

At June 30, 1998, Pacific Capital Bancorp reported year-to-date net income of $5.7 million, with total assets of $816 million, total deposits of $730 million, total loans of $439 million, and total shareholders' equity of $76 million. First National Bank of Central California maintains offices in Monterey, Salinas, Carmel Rancho, Watsonville, and Soledad. South Valley National Bank maintains offices in Gilroy, Morgan Hill, Hollister, and San Juan Bautista.



--------
1. To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western states plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information, so the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1998. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

2. As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $10.0 million as of June 30, 1998. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield, assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1998 would be $22.0 million and the average yield would be 9.51%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

3. Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, First Quarter, 1998 for banks with total assets from $1-10 billion.

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting held on April 21, 1998, Susan Trescher, an existing shareholder of the Company, delivered proxies representing votes cast in favor of her election as a Director. Upon review of the proxies and discussion with Ms. Trescher, it was jointly determined that the proxies were properly executed by shareholders of record of the Company, but that there could be a question as to whether her solicitation of such proxies complied with applicable federal and state securities laws. It appeared that any non-compliance was inadvertent. The Company and Ms. Trescher agreed that, if her proxies were counted but had not been properly solicited, the entire election of Directors at the Annual Meeting might be questioned.

In order to avoid any uncertainty about the propriety of the election of Directors at the Annual Meeting, the Company and Ms. Trescher agreed that it was in the best interests of the Company and its shareholders that the Company not rely on the proxies submitted by Ms. Trescher. However, the Company also acknowledged that a significant number of shareholders were in favor of the election of Ms. Trescher as a Director and concluded that it would be in the best interests of the Company and its shareholders to have Ms. Trescher serve as a Director.

As of the date of the Annual Meeting, the Company's Bylaws provided that the authorized number of Directors shall be not less than seven nor more than thirteen and that the exact number of Directors was 10. The Directors have the power to amend the Bylaws, without the consent of the shareholders, to change the exact number of Directors within the foregoing range.

In light of the foregoing, the Board of Directors took the following actions, with which actions Ms. Trescher concurred.

        (a) The proxies submitted by Ms. Trescher at the Annual Meeting were not counted for purposes of the election of Directors, and the ten Director-nominees who received the highest number of votes were elected as the Directors.

        (b) Following the election of the Directors at the Annual Meeting, the Board of Directors held a Special Meeting at which the Board amended the Bylaws to increase the exact number of Directors from ten to eleven and appointed Ms. Trescher as a Director to fill the vacancy created by the expansion of the Board.

As a result of the foregoing actions following the Annual Meeting, the Board of Directors of the Company consisted of the ten nominee Directors identified in the Company's proxy statement and Ms. Trescher.

Subsequent to the Annual Meeting, the Board of Directors further increased the exact number of directors from eleven to thirteen and elected Cathy J. Odell and Richard A. Nightingale as Directors to fill the vacancies created by the expansion of the Board of Directors.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit Index:

             Exhibit Number      Item Description

              2 Agreement and Plan of Reorganization by and between Santa Barbara Bancorp, and Pacific Capital Bancorp, dated as of July 20, 1998

              3 Certificate of Amendment of Articles of Incorporation of the Company as filed with the California Secretary of State on April 16, 1998

              3.1 Amendment No. Four to Bylaws of the Company as adopted by the Board of Directors on April 22, 1998

             10 Santa Barbara Bancorp Amended and Restated Restricted Stock Option Plan, dated December 17, 1996, as amended March 24, 1998.

             10.1 Santa Barbara Bancorp 1996 Directors Stock Option Plan, dated December 17, 1996, as amended March 24, 1998

             23          Consent of Independent Public Accountants

                         The consent of the independent public accountants is filed for the purpose of incorporating the independent public accountants' report on the 1997 financial statements into the previously filed S-8 registration statements.


             27.0698     Financial Data Schedule for June 30, 1998
             27.0697     Restated Financial Data Schedule for June 30, 1997

                         The restatement of the Financial Data Schedule give effect to the two-for-one (2:1) split of outstanding shares of Common Stock payable on April 16, 1998 and to the adoption of Statement of Financial Accounting Standards No. 128, which changed the computation of earnings per share.

        (b) There were no Forms 8-K filed during the quarter ended June 30, 1998.

                                 SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    SANTA BARBARA BANCORP

DATE:   August 13, 1998
                                    David W. Spainhour
                                    President
                                    Chief Executive Officer



DATE:   August 13, 1998
                                    Donald Lafler
                                    Senior Vice President
                                    Chief Financial Officer

EXHIBIT 2




                     AGREEMENT AND PLAN OF REORGANIZATION

                                BY AND BETWEEN

                            SANTA BARBARA BANCORP,


                                      AND

                           PACIFIC CAPITAL BANCORP,






                           Dated as of July 20, 1998

                                     (ii)

                               TABLE OF CONTENTS
ARTICLE I.TERMS OF THE MERGER AND CLOSING....................................2
  SECTION 1.01  Merger of Pacific with and into SBB..........................2
  SECTION 1.02  Effective Date...............................................2
  SECTION 1.03  Effects of the Merger........................................2
  SECTION 1.04  Conversion of Pacific Common Stock...........................3
  SECTION 1.05  SBB Common Stock.............................................4
  SECTION 1.06  Stock Options................................................4
  SECTION 1.07  Exchange Procedures; Surrender of Common Certificates........5
  SECTION 1.08  Articles of Incorporation....................................7
  SECTION 1.09  Bylaws.......................................................7
  SECTION 1.10  Directors and Officers.......................................7
  SECTION 1.11  Headquarters of Surviving Corporation........................7
  SECTION 1.12  Tax Consequences.............................................7
  SECTION 1.13  Employee Benefits............................................7
  SECTION 1.14   Severance Payments..........................................8
ARTICLE II.THE CLOSING, THE CLOSING DATE AND THE EFFECTIVE DATE..............8
  SECTION 2.01  Time and Place of the Closing and Closing Date...............8
  SECTION 2.02  Actions to be Taken at the Closing by Pacific................9
  SECTION 2.03  Actions to be Taken at the Closing by SBB...................10
ARTICLE III.REPRESENTATIONS AND WARRANTIES OF PACIFIC.......................12
  SECTION 3.01  Organization and Qualification..............................12
  SECTION 3.02  Execution and Delivery......................................14
  SECTION 3.03  Capitalization..............................................14
  SECTION 3.04  Compliance with Laws, Permits and Instruments...............15
  SECTION 3.05  Financial Statements........................................15
  SECTION 3.06  Undisclosed Liabilities.....................................16
  SECTION 3.07  Litigation..................................................16
  SECTION 3.08  Consents and Approvals......................................17
  SECTION 3.09  Title to Assets.............................................17
  SECTION 3.10  Absence of Certain Changes or Events........................17
  SECTION 3.11  Leases, Contracts and Agreements............................20
  SECTION 3.12  Taxes.......................................................20
  SECTION 3.13  Insurance...................................................21
  SECTION 3.14  No Adverse Change...........................................22
  SECTION 3.15  Patents, Trademarks and Copyrights..........................22
  SECTION 3.16  Transactions with Certain Persons and Entities..............22
  SECTION 3.17  Evidences of Indebtedness...................................22
  SECTION 3.18  Condition of Assets.........................................23
  SECTION 3.19  Environmental Compliance....................................23
  SECTION 3.20  Regulatory Compliance.......................................24
  SECTION 3.21  Securities and Exchange Commission Reports..................24
  SECTION 3.22  Absence of Certain Business Practices.......................25
  SECTION 3.23  Registration Statement; Joint Proxy Statement/Prospectus....25
  SECTION 3.24  Dissenting Shareholders.....................................25
  SECTION 3.25  Pooling of Interests........................................25
  SECTION 3.26  Books and Records...........................................25
  SECTION 3.27  Forms of Instruments, Etc...................................26
  SECTION 3.28  Fiduciary Responsibilities..................................26
  SECTION 3.29  Guaranties..................................................26
  SECTION 3.30  Voting Trust or Buy-Sell Agreements.........................26
  SECTION 3.31  Employee Relationships......................................26
  SECTION 3.32  Employee Benefit Plans......................................27
  SECTION 3.33  Interest Rate Risk Management Instruments...................28
  SECTION 3.34  Year 2000...................................................28
  SECTION 3.35  Representations Not Misleading..............................29
ARTICLE IV. REPRESENTATIONS AND WARRANTIES OF SBB...........................30
  SECTION 4.01  Organization and Qualification..............................30
  SECTION 4.02  Execution and Delivery......................................31
  SECTION 4.03  Capitalization..............................................31
  SECTION 4.04  Compliance with Laws, Permits and Instruments...............32
  SECTION 4.05  Financial Statements........................................33
  SECTION 4.06  Undisclosed Liabilities.....................................33
  SECTION 4.07  Litigation..................................................34
  SECTION 4.08  Consents and Approvals......................................34
  SECTION 4.09  Title to Assets.............................................34
  SECTION 4.10  Absence of Certain Changes or Events........................35
  SECTION 4.11  Leases, Contracts and Agreements............................37
  SECTION 4.12  Taxes.......................................................38
  SECTION 4.13  Insurance...................................................38
  SECTION 4.14  No Adverse Change...........................................39
  SECTION 4.15  Patents, Trademarks and Copyrights..........................39
  SECTION 4.16  Transactions with Certain Persons and Entities..............39
  SECTION 4.17  Evidences of Indebtedness...................................40
  SECTION 4.18  Condition of Assets.........................................40
  SECTION 4.19  Environmental Compliance....................................40
  SECTION 4.20  Regulatory Compliance.......................................41
  SECTION 4.21  Securities and Exchange Commission Reports..................41
  SECTION 4.22  Absence of Certain Business Practices.......................42
  SECTION 4.23  Registration Statement; Joint Proxy Statement/Prospectus....42
  SECTION 4.24  Pooling of Interests........................................42
  SECTION 4.25  Books and Records...........................................42
  SECTION 4.26  Forms of Instruments, Etc...................................43
  SECTION 4.27  Fiduciary Responsibilities..................................43
  SECTION 4.28  Guaranties..................................................43
  SECTION 4.29  Voting Trust or Buy-Sell Agreements.........................43
  SECTION 4.30  Employee Relationships......................................43
  SECTION 4.31  Employee Benefit Plans......................................44
  SECTION 4.32  Interest Rate Risk Management Instruments...................45
  SECTION 4.33  Year 2000...................................................45
  SECTION 4.34  Representations Not Misleading..............................46
ARTICLE V. COVENANTS OF PACIFIC.............................................46
  SECTION 5.01  Best Efforts................................................46
  SECTION 5.02  Merger Agreement............................................47
  SECTION 5.03   Submission of Merger to Shareholders.......................47
  SECTION 5.04  Information for Applications and Statements.................47
  SECTION 5.05  Required Acts of Pacific....................................48
  SECTION 5.06  Prohibited Acts of Pacific..................................49
  SECTION 5.07  Access; Pre-Closing Investigation...........................51
  SECTION 5.08  Director and Committee Meetings.............................52
  SECTION 5.09  Additional Financial Statements.............................52
  SECTION 5.10  Untrue Representations......................................52
  SECTION 5.11  Litigation and Claims.......................................52
  SECTION 5.12  Adverse Changes.............................................52
  SECTION 5.13  No Negotiation with Others..................................53
  SECTION 5.14  Consents and Approvals......................................53
  SECTION 5.15  Environmental Investigation; Right to Terminate Agreement...53
  SECTION 5.16  Restrictions on Resales.....................................54
  SECTION 5.17  Shareholder Lists...........................................55
  SECTION 5.18  Employee Pension Plans......................................55
  SECTION 5.19  Employee Welfare Benefit Plans..............................55
  SECTION 5.20  Director Voting.............................................55
  SECTION 5.21  Dividends...................................................55
  SECTION 5.22  Non-Compete Agreements......................................55
  SECTION 5.23  Pooling of Interests Accounting Treatment...................56
  SECTION 5.24  Disclosure Schedules........................................56
ARTICLE VI. COVENANTS OF SBB................................................56
  SECTION 6.01  Best Efforts................................................56
  SECTION 6.02  Merger Agreement............................................56
  SECTION 6.03  Regulatory Approvals and Registration Statement.............56
  SECTION 6.04  Submission of Merger and Related Matters to Shareholders....57
  SECTION 6.05  Information for Applications and Statements.................58
  SECTION 6.06  Required Acts of SBB........................................58
  SECTION 6.07  Prohibited Acts of SBB......................................59
  SECTION 6.08  Access; Pre-Closing Investigation...........................61
  SECTION 6.09  Director and Committee Meeting..............................62
  SECTION 6.10  Additional Financial Statements.............................62
  SECTION 6.11  Untrue Representations......................................62
  SECTION 6.12  Litigation and Claims.......................................62
  SECTION 6.13  Adverse Change..............................................62
  SECTION 6.14  No Negotiation with Others..................................63
  SECTION 6.15  Consents and Approvals......................................63
  SECTION 6.16  Environmental Investigation; Right to Terminate Agreement...63
  SECTION 6.17  Stock Options...............................................64
  SECTION 6.18  Director and Officer Liability Insurance....................65
  SECTION 6.19  Dividends...................................................65
  SECTION 6.20  Conduct of Business in the Ordinary Course..................65
  SECTION 6.21  Additions to SBB Board of Directors.........................65
  SECTION 6.22  Director Voting.............................................66
  SECTION 6.23  Pooling of Interests Accounting Treatment...................66
  SECTION 6.24  Disclosure Schedules........................................66
ARTICLE VII.CONDITIONS PRECEDENT TO THE OBLIGATIONS OF PACIFIC..............66
  SECTION 7.01  Compliance with Representations, Warranties and Agreements..66
  SECTION 7.02  Shareholder Approvals.......................................66
  SECTION 7.03  Government and Other Approvals..............................67
  SECTION 7.04  No Litigation...............................................67
  SECTION 7.05  Delivery of Closing Documents...............................67
  SECTION 7.06  Receipt of Fairness Opinion.................................67
  SECTION 7.07  Receipt of Pooling Opinions.................................67
  SECTION 7.08  Registration Statement......................................68
  SECTION 7.09  Federal Tax Opinion.........................................68
  SECTION 7.10  Dissenting Shareholders.....................................68
  SECTION 7.11  Accounting Treatment........................................68
  SECTION 7.12  Bylaw Amendment.............................................69
  SECTION 7.13  No Material Adverse Change..................................69
ARTICLE VIII. CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SBB................69
  SECTION 8.01  Compliance with Representations, Warranties and Agreements..69
  SECTION 8.02  Shareholder Approvals.......................................69
  SECTION 8.03  Government and Other Approvals..............................69
  SECTION 8.04  No Litigation...............................................70
  SECTION 8.05  Delivery of Closing Documents...............................70
  SECTION 8.06  Receipt of Shareholder Letters..............................70
  SECTION 8.07  Receipt of Fairness Opinion.................................70
  SECTION 8.08  Dissenting Shareholders.....................................70
  SECTION 8.09  Receipt of Pooling Opinions.................................70
  SECTION 8.10  Registration Statement......................................71
  SECTION 8.11  Federal Tax Opinion.........................................71
  SECTION 8.12  Accounting Treatment........................................71
  SECTION 8.13  No Material Adverse Change..................................71
ARTICLE IX.EXPENSES, TERMINATION AND ABANDONMENT............................71
  SECTION 9.01 Expenses.....................................................71
  SECTION 9.02  Termination.................................................72
  SECTION 9.03  Notice of Termination.......................................74
  SECTION 9.04  Effect of Termination.......................................74
ARTICLE X. NONSURVIVAL OF REPRESENTATIONS AND WARRANTIES....................75
  SECTION 10.01  Nonsurvival of Representations and Warranties..............75
ARTICLE XI. CONFIDENTIAL INFORMATION........................................75
  SECTION 11.01  Definition of..............................................75
  SECTION 11.02  Definition of..............................................75
  SECTION 11.03  Confidentiality............................................75
  SECTION 11.04  Securities Law Concerns....................................76
  SECTION 11.05  Return of Subject Information..............................76
  SECTION 11.06  Specific Performance/Injunctive Relief.....................76
ARTICLE XII. MISCELLANEOUS..................................................76
  SECTION 12.01  Brokerage Fees and Commissions.............................76
  SECTION 12.02  Entire Agreement...........................................77
  SECTION 12.03  Further Cooperation........................................77
  SECTION 12.04  Severability...............................................77
  SECTION 12.05  Notices....................................................77
  SECTION 12.06  GOVERNING LAW..............................................78
  SECTION 12.07  Multiple Counterparts......................................79
  SECTION 12.08  Certain Definitions........................................79
  SECTION 12.09  Specific Performance.......................................80
  SECTION 12.10  Attorneys' Fees and Costs..................................80
  SECTION 12.11  Rules of Construction......................................80
  SECTION 12.12  Binding Effect; Assignment.................................81
  SECTION 12.13  Public Disclosure..........................................81
  SECTION 12.14  Extension; Waiver..........................................81
  SECTION 12.15  Amendments.................................................82
  SECTION 12.16  Access; Due Diligence......................................82
  6. SBB Common Stock........................................................4
  7. Stock Options...........................................................4
  Specific Performance/Injunctive Relief.....................................2


                                   EXHIBITS

Exhibit "A".      -     Agreement and Plan of Merger
Exhibit "B".      -     SBB Option Agreement
Exhibit "C".      -     Pacific Option Agreement
Exhibit "D".      -     Opinion Matters of Counsel to Pacific
Exhibit "E".      -     Opinion Matters of Counsel to SBB
Exhibit "F".      -     Form of Shareholder Letter
Exhibit "G".      -     Persons to Deliver Non-Compete Agreements
Exhibit "H".      -     Form of Non-Compete Agreement

                     AGREEMENT AND PLAN OF REORGANIZATION


      This AGREEMENT AND PLAN OF REORGANIZATION (this "Agreement") is made and entered into as of the 20th day of July, 1998, by and between Santa Barbara Bancorp, a California corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") with its principal offices at 1021 Anacapa Street, Santa Barbara, California 93101 ("SBB"), and Pacific Capital Bancorp, a California corporation and registered bank holding company under the BHCA with its principal offices at 307 Main Street, Salinas, California 93901 ("Pacific").


                             W I T N E S S E T H:

      WHEREAS,   Pacific  is  a  California  corporation  duly  organized  and existing under the laws of the State of California; and

      WHEREAS, SBB is a California corporation duly organized and existing under the laws of the State of California; and

      WHEREAS, SBB and Pacific desire to combine their respective  businesses;
and

      WHEREAS, in furtherance of the combination of their respective businesses, SBB and Pacific desire that Pacific shall be merged (the "Merger") with and into SBB, under the articles of incorporation of SBB and with the resulting name "Pacific Capital Bancorp" (SBB as it will exist from and after the Effective Date (defined herein) being referred to herein as the "Surviving Corporation"), and that (i) all of the issued and outstanding shares of common stock of Pacific (other than shares held by dissenting shareholders, fractional share interests and as otherwise set forth herein) shall be converted into and exchanged for shares of common stock of the Surviving Corporation, (ii) all outstanding options to acquire common stock of Pacific shall be converted into options to acquire common stock of the Surviving Corporation, and (iii) all of the issued and outstanding shares of capital stock of SBB shall continue to be issued and outstanding shares of capital stock of the Surviving Corporation, all pursuant to an Agreement and Plan of Merger substantially in the form attached hereto as Exhibit "A" (the "Merger Agreement"); and

      WHEREAS, it is the intent of the respective Boards of Directors of SBB and Pacific that the Merger be structured as a "merger of equals" of SBB and Pacific and that the Surviving Corporation be governed and operated on this basis; and

      WHEREAS, as a condition to, and immediately after the execution of, this Agreement, SBB and Pacific are entering into mutual stock option agreements in substantially the forms attached hereto as Exhibit "B" and Exhibit "C".

      WHEREAS, SBB and Pacific believe that the Merger, as provided for, and subject to the terms and conditions set forth in this Agreement and all exhibits, schedules and supplements hereto, is in the best interests of SBB and Pacific and their respective shareholders; and

      WHEREAS, the respective Boards of Directors of SBB and Pacific have approved this Agreement and the proposed transactions substantially on the terms and conditions set forth in this Agreement and the schedules and exhibits hereto and have authorized the execution thereof.

      WHEREAS, this Agreement and the Merger Agreement will be submitted for approval of the respective shareholders of SBB and Pacific at special meetings of their respective shareholders; and

      WHEREAS, the Merger is intended to qualify as a tax-free reorganization within the meaning of the provisions of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); and

      WHEREAS, SBB and Pacific desire to set forth certain representations, warranties and covenants made by each to the other as an inducement to the execution and delivery of this Agreement and certain additional agreements related to the transactions contemplated hereby.

      NOW, THEREFORE, for and in consideration of the foregoing and of the mutual representations, warranties, covenants and agreements contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to the conditions set forth below, the parties hereto undertake, promise, covenant and agree with each other as follows:


                                  ARTICLE I.
                       TERMS OF THE MERGER AND CLOSING

      SECTION 1.01  Merger of Pacific with and into SBB

Subject to the terms and conditions of this Agreement and the Merger Agreement, in accordance with the provisions of Section 1107 of the California General Corporation Law (the "GCL"), on the Effective Date (as such term is defined in Section 1.02), Pacific shall merge with and into SBB. SBB shall be the Surviving Corporation in the Merger and shall continue its corporate existence under the laws of the State of California. Upon consummation of the Merger, the separate corporate existence of Pacific shall terminate.

      SECTION 1.02  Effective Date

Subject to the terms and conditions of this Agreement, upon the filing with the Secretary of State of the State of California (the "California Secretary") of a duly executed Merger Agreement substantially in the form attached hereto as Exhibit "A" for the merger of Pacific with and into SBB and officers' certificates prescribed by Section 1103 of the GCL, the Merger shall become effective. The date on which the Merger is effective as prescribed in the Merger Agreement shall be referred to herein as the "Effective Date", which the parties shall use their best efforts to cause to occur on the Closing Date (as defined in Section 2.01(a)).

      SECTION 1.03  Effects of the Merger

The Merger shall have the effects provided by this Agreement and as set forth in Section 1107 of the GCL. The Surviving Corporation shall be the successor to each of SBB and Pacific; shall be subject to all the liabilities, obligations, duties and relations of each merging party; and shall without the necessity of any conveyance, assignment or transfer, become the owner of all of the assets of every kind and character formerly belonging to SBB and Pacific. The name of the Surviving Corporation shall be "Pacific Capital Bancorp", and Pacific shall provide SBB any consents necessary to permit the Surviving Corporation to use such name as of the Effective Date.

      SECTION 1.04  Conversion of Pacific Common Stock

      (a) On the Effective Date, by virtue of the Merger and without any action on the part of the holders of the following-described security, each share of the common stock, no par value per share, of Pacific (the "Pacific Common Stock") issued and outstanding immediately prior to the Effective Date (other than shares of Pacific Common Stock (i) as to which dissenters' rights have been perfected, or (ii) held directly or indirectly by Pacific or SBB (except for Trust Account Shares or DPC Shares as defined in Section 1.04(d)) shall be converted into the right to receive 1.935 shares (the "Exchange Ratio") of the fully-paid, nonassessable and registered common stock, no par value per share, of SBB (the "SBB Common Stock") (together with any cash payment in lieu of fractional shares, as provided below, the "Merger Consideration").

      (b) No fractional shares of SBB Common Stock shall be issued and, in lieu thereof, holders of shares of Pacific Common Stock who would otherwise be entitled to a fractional share interest (after taking into account all shares of Pacific Common Stock held by such holder) shall be paid an amount in cash equal to the product of such fractional share interest and the average of the closing bid and asked price of a share of SBB Common Stock on the Nasdaq National Market ("Nasdaq") on the business day immediately preceding the Effective Date.

      (c) All of the shares of Pacific Common Stock converted into SBB Common Stock pursuant to this Section 1.04 shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist as of the Effective Date, and each certificate (each a "Certificate") previously representing any such shares of Pacific Common Stock shall thereafter represent the right to receive (i) a certificate representing the number of whole shares of SBB Common Stock and (ii) cash in lieu of fractional shares into which the shares of Pacific Common Stock represented by such Certificate have been converted pursuant to this Section 1.04. Certificates previously representing shares of Pacific Common Stock shall be exchanged for certificates representing whole shares of SBB Common Stock and cash in lieu of fractional shares issued in consideration therefor upon the surrender of such Certificates in accordance with Section 1.07, without any interest thereon. Such certificates representing whole shares of SBB Common Stock exchanged for certificates previously representing shares of Pacific Common Stock shall bear the name of the Surviving Corporation.

      (d) On the Effective Date, all shares of Pacific Common Stock that are owned, directly or indirectly, by Pacific or SBB or any of their respective subsidiaries (other than (i) shares of Pacific Common Stock held, directly or indirectly, in trust accounts, managed accounts and the like or otherwise held in a fiduciary capacity that are beneficially owned by third parties (any such shares, and shares of Pacific Common Stock which are similarly held, whether held directly or indirectly by Pacific or SBB, as the case may be, being referred to herein as "Trust Account Shares") and (ii) shares of Pacific Common Stock held by Pacific or any of its subsidiaries in respect of a debt previously contracted (any such shares being referred to herein as "DPC Shares")) shall be canceled and shall cease to exist and no stock of SBB or other consideration shall be delivered in exchange therefor. All shares of SBB Common Stock that are owned by Pacific or any of its subsidiaries (other than Trust Account Shares and DPC Shares with respect to SBB Common Stock) shall be retired.

      (e) If, between the date hereof and the Effective Date, the outstanding shares of SBB Common Stock or Pacific Common Stock shall have been increased, decreased, changed into or exchanged for a different number or kind of shares or securities as a result of a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar change in capitalization (a "Share Adjustment"), then the number of shares of SBB Common Stock into which a share of Pacific Common Stock shall be converted pursuant to subsection (a) above shall be appropriately and proportionately adjusted so that each shareholder of Pacific shall be entitled to receive such number of shares of SBB Common Stock as such shareholder would have received pursuant to such Share Adjustment had the record date therefor been immediately following the Effective Date.

      (f) If any of the shares of Pacific Common Stock are "dissenting shares" as defined under applicable provisions of Chapter 13 of the GCL, any Certificate representing such shares shall not be converted as described in this Section 1.04, but from and after the Effective Date shall represent only the right to receive such value as may be determined pursuant to Chapter 13 of the GCL; provided, however, that each dissenting share of Pacific Common Stock which shall cease to be a dissenting share shall have only such rights as are provided under the GCL.

      (g) On the Effective Date, the stock transfer books of Pacific shall be closed, and no transfer of Pacific Common Stock theretofore outstanding shall thereafter be made.

      SECTION 1.05  SBB Common Stock

On and after the Effective Date, each share of SBB Common Stock issued and outstanding immediately prior to the Closing Date shall remain an issued and outstanding share of common stock of the Surviving Corporation and shall not be affected by the Merger. References to SBB Common Stock in this Agreement as of and after the Effective Date shall be deemed to mean the common stock of the Surviving Corporation.

      SECTION 1.06  Stock Options

      (a) Between the date of this Agreement and the Effective Date, each person holding one or more options to purchase shares of Pacific Common Stock pursuant to any Pacific Stock Option Plan (as defined in Section 6.17), shall continue to have the right to exercise any vested Pacific Stock Option (as defined in Section 6.17) prior to the Effective Date.

      (b) On the Effective Date, each non-statutory Pacific Stock Option which is outstanding and unexercised immediately prior thereto shall cease to represent a right to acquire shares of Pacific Common Stock and shall be assumed by the Surviving Corporation and converted automatically into an option to purchase shares of SBB Common Stock in an amount and at an exercise price determined as provided below (and otherwise subject to the terms of the Pacific Stock Option Plans and the agreements evidencing grants thereunder):

            (i) The number of shares of SBB Common Stock to be subject to the converted option shall be equal to the product of the number of shares of Pacific Common Stock subject to the original option and the Exchange Ratio (provided that such number of shares shall be rounded to the nearest one one-hundredth of a share); and

            (ii) The exercise price per share of SBB Common Stock under the converted option shall be equal to the exercise price per share of Pacific Common Stock under the original option divided by the Exchange Ratio (provided that such exercise price shall be rounded to the nearest one one-hundredth of a dollar).

      (c) On the Effective Date, each Pacific Stock Option which is an "incentive stock option" (as defined in Section 422 of the Code) and which is outstanding and unexercised immediately prior thereto shall cease to represent a right to acquire shares of Pacific Common Stock and shall be assumed by the Surviving Corporation and converted automatically into an option to purchase shares of SBB Common Stock in an amount and at an exercise price determined in a manner which is consistent with Section 424(a) of the Code. The duration and other terms of the converted option shall be the same as the original option, except that all references to Pacific shall be deemed to be references to the Surviving Corporation.

      SECTION 1.07  Exchange Procedures; Surrender of Common Certificates

      (a) Norwest Bank Minnesota (or any successor in interest) shall act as the Exchange Agent in the Merger (the "Exchange Agent").

      (b) As soon as practicable after the Effective Date, and in no event later than three (3) business days thereafter, the Exchange Agent shall mail to each holder of record of one or more Certificates (as indicated on the certified shareholder list to be delivered to SBB in accordance with Section 2.02(I) hereof, each a "Pacific Shareholder") a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Exchange Agent) and instructions for use in effecting the surrender of the Certificates in exchange for the Merger Consideration into which the shares of Pacific Common Stock represented by such Certificate or Certificates shall have been converted pursuant to this Agreement.

            (i) Promptly after receipt of such Certificates and letters of transmittal, the Exchange Agent shall review the executed letters of transmittal in order to verify proper execution thereof.

            (ii) Upon proper surrender of a Certificate for exchange and cancellation to the Exchange Agent, together with such properly completed letter of transmittal, duly executed, the holder of such Certificate shall be entitled to receive in exchange therefor (A) a certificate representing that number of whole shares of SBB Common Stock to which such holder of Pacific Common Stock shall have become entitled pursuant to the provisions of Section 1.04, and (B) a check representing the amount of any cash in lieu of fractional shares which such holder has the right to receive in respect of the Certificate surrendered pursuant to this Section 1.07, and the Certificate so surrendered shall forthwith be canceled. Until so surrendered, each such outstanding Certificate shall be deemed for all purposes, subject only to Chapter 13 of the GCL, to evidence solely the right to receive such Merger Consideration from SBB as described in
      Section 1.04. No interest will be paid or accrued on any cash in lieu of fractional shares or on any unpaid dividends and distributions payable to holders of Certificates.

            (iii) Shareholders who do not provide properly completed letters of transmittal and all appropriate Certificates to the Exchange Agent shall receive their Merger Consideration promptly following receipt of those properly completed documents and appropriate Certificates by the Exchange Agent. In the event that a letter of transmittal contains an error, is incomplete or is not accompanied by all appropriate Certificates, then the Exchange Agent will notify such Pacific Shareholder promptly of the need for further information.

      (c) If any certificate representing shares of SBB Common Stock is to be issued in a name other than that in which the Certificate surrendered in exchange therefor is registered, it shall be a condition of the issuance thereof that the Certificate so surrendered shall be properly endorsed (or accompanied by an appropriate instrument of transfer) and otherwise in proper form for transfer, and that the person requesting such exchange shall pay to the Exchange Agent in advance any transfer or other taxes required by reason of the issuance of a certificate representing shares of SBB Common Stock in any name other than that of the registered holder of the Certificate surrendered, or required for any other reason, or shall establish to the satisfaction of the Exchange Agent that such tax has been paid or is not payable.

      (d) In the event that any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the Pacific Shareholder claiming such Certificate to be lost, stolen or destroyed and, if required by SBB in its sole discretion, the posting by such person of a bond in such amount as SBB may determine is reasonably necessary as indemnity against any claim that may be made against it with respect to such Certificate, the Exchange Agent shall issue in exchange for such lost, stolen or destroyed Certificate the Merger Consideration deliverable in respect thereof pursuant to this Agreement.

      (e) Neither the Exchange Agent nor any other party to this Agreement shall be liable to any holder of any Certificates for any amount paid to a public official pursuant to any applicable abandoned property, escheat or similar laws.

      (f) Notwithstanding anything to the contrary contained herein, no certificates representing shares of SBB Common Stock shall be delivered to a Pacific Shareholder who is an "affiliate" (as such term is used in Section 5.16 and Section 8.06) of Pacific unless such "affiliate" shall have theretofore executed and delivered to SBB the Shareholder Letter referred to in Section 5.16 and Section 8.06 hereof.

      (g) No dividends or other distributions of any kind which are declared payable to the shareholders of record of the Surviving Corporation after the Effective Date shall be paid to persons entitled to receive such certificates for SBB Common Stock until such persons surrender their Certificates. Upon surrender of such Certificates, the holder thereof shall be paid, without interest, any dividends or other distributions with respect to the SBB Common Stock as to which the record date and payment date occurred on or after the Effective Date and before the date of surrender.

      (h) Notwithstanding anything in this Agreement to the contrary, for a period of ninety (90) days after the Closing Date, holders of Certificates representing shares of Pacific Common Stock shall be entitled to vote as holders of shares of SBB Common Stock notwithstanding that such Certificates representing Pacific Common Stock have not been exchanged for shares of SBB Common Stock as provided in this Section 1.07.

      SECTION 1.08  Articles of Incorporation

Subject to the terms and conditions of this Agreement, on the Effective
Date, the Articles of Incorporation of SBB shall be the Articles of Incorporation of the Surviving Corporation until thereafter amended in accordance with applicable law, except that such Articles of Incorporation shall be amended to provide that the name of the Surviving Corporation shall be "Pacific Capital Bancorp".

      SECTION 1.09  Bylaws

Subject to the terms and conditions of this Agreement, on the Effective
Date, the Bylaws of SBB shall be the Bylaws of the Surviving Corporation until thereafter amended in accordance with applicable law.

      SECTION 1.10  Directors and Officers

      (a) From and after the Effective Date, the Board of Directors of the Surviving Corporation shall consist of the persons as set forth in the Merger Agreement attached hereto as Exhibit "A".

      (b) From and after the Effective Date, the officers of the Surviving Corporation shall be as set forth in the Merger Agreement attached hereto as Exhibit "A".

      SECTION 1.11  Headquarters of Surviving Corporation

On the Effective Date, the headquarters and principal executive offices of the Surviving Corporation shall be located in Santa Barbara, California.

      SECTION 1.12  Tax Consequences

It is intended that the Merger shall constitute a reorganization within the meaning of Section 368(a)(1)(A) of the Code, and that this Agreement shall constitute a "plan of reorganization" for the purpose of Section 368 of the Code.

      SECTION 1.13  Employee Benefits

SBB shall, with respect to each employee of Pacific or its Subsidiaries at the Effective Date who continues in employment with the Surviving Corporation or its Subsidiaries (each a "Continued Employee"), provide the benefits described in this Section 1.13. Subject to the right of subsequent amendment, modification or termination in the sole discretion of the Surviving Corporation as provided in Section 5.18 and Section 5.19 hereof, each Continued Employee shall be entitled, as an employee of the Surviving Corporation or its Subsidiaries, to participate in SBB Employee Benefit Plans (as defined in
Section 4.31(a)) in effect as of the date of this Agreement, if such Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof. Continued Employees shall be eligible to participate on the same basis as similarly situated employees of SBB and its Subsidiaries. All such participation shall be subject to such terms of such plans as may be in effect from time to time and this Section 1.13 is not intended to give any Continued Employee any rights or privileges superior to those of other employees of SBB or its Subsidiaries. The provisions of this Section 1.13 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, the Surviving Corporation shall, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any SBB Employee Plans in which a Continued Employee may participate, credit each Continued Employee with his or her term of service with Pacific and its Subsidiaries. Notwithstanding the foregoing, no such credit for term of service with Pacific and its Subsidiaries shall be given to any Continued Employee with respect to participation in or benefits received pursuant to the Santa Barbara Bank & Trust Key Employee Retiree Health Plan and the Santa Barbara Bank & Trust Retiree Health Plan, but such credit shall begin to accrue under such plan with respect to Continued Employees as of the Effective Date.

      SECTION 1.14  Severance Payments

The severance benefits set forth in Schedule 1.14 hereto shall be provided to employees of Pacific who may be terminated (i) by Pacific on the Effective Date upon confirmation that such employees would be entitled to the severance benefit, or (ii) by the Surviving Corporation or any of its Subsidiaries without cause within one year following the Effective Date.

      SECTION 1.15 Mutual Stock Option Agreements. As a condition to the execution of this Agreement, SBB and Pacific are executing and delivering each to the other an Option Agreement in substantially the form attached hereto as Exhibit "B" and Exhibit "C".


                                  ARTICLE II.
             THE CLOSING, THE CLOSING DATE AND THE EFFECTIVE DATE

      .SECTION 2.01  Time and Place of the Closing and Closing Date

      (a) On a date mutually agreeable to SBB and Pacific which is not less than 10 business days nor more than 30 calendar days after the receipt of all necessary regulatory, corporate, shareholder and other approvals and the expiration of any mandatory waiting periods, or on such other date mutually agreeable to SBB and Pacific (herein called the "Closing Date"), a meeting (the "Closing") will take place at which the parties to this Agreement will exchange certificates, opinions, letters and other documents in order to determine whether all of the conditions set forth in Articles VII and VIII of this Agreement have been satisfied or waived or whether any condition exists that would permit a party to this Agreement to terminate this Agreement. If no such condition then exists, or if no party elects to exercise any right it may have to terminate this Agreement, then and thereupon the appropriate parties shall execute such documents and instruments as may be necessary or appropriate in order to effect the transactions contemplated by this Agreement.

      (b) The Closing shall take place at the offices of Santa Barbara Bank & Trust ("SBB&T"), 1021 Anacapa Street, Santa Barbara, California 93101-2036 on the Closing Date, or at such other place to which the parties may mutually agree.

      SECTION 2.02  Actions to be Taken at the Closing by Pacific

At the Closing, Pacific shall execute and acknowledge, or cause to be executed and acknowledged (as appropriate), and deliver to SBB such documents and certificates necessary or appropriate to carry out the terms and provisions of this Agreement, including without limitation, the following (all of such actions constituting conditions precedent to SBB's obligations to close hereunder):

            A. True, correct and complete copies of the Articles of Incorporation of Pacific and all amendments thereto, duly certified as of a recent date by the California Secretary.

            B. True, correct and complete copies of the Articles of Association of First National Bank of Central California and South Valley National Bank (collectively, the "Subsidiary Banks") and all amendments thereto, duly certified as of a recent date by the Office of the Comptroller of the Currency (the "OCC").

            C. True, correct and complete copies of the Articles of Incorporation of the Pacific Subsidiaries (as defined in Section 3.01(a)), other than the Subsidiary Banks, and all amendments thereto, duly certified as of a recent date by the California Secretary.

            D. A certificate of existence, dated as of a recent date, issued by the California Secretary, duly certifying as to the existence of Pacific and the Pacific Subsidiaries, other than the Subsidiary Banks, under the laws of the State of California.

            E. Certificates to do business, dated as of a recent date, issued by the OCC, duly certifying as to the authority of each of the Subsidiary Banks to transact the business of banking under the laws of the United States.

            F. Certificates of good standing, dated as of a recent date, issued by the California Franchise Tax Board, duly certifying as to the good standing of Pacific and each of the Pacific Subsidiaries in the State of California.

            G. Certificates, dated as of a recent date, issued by the Federal Deposit Insurance Corporation (the "FDIC"), duly certifying that the deposits of each of the Subsidiary Banks are insured by the FDIC pursuant to the Federal Deposit Insurance Act.

            H. A letter, dated as of a recent date, from the Federal Reserve Bank of San Francisco, to the effect that Pacific is a registered bank holding company under the BHCA.

            I. A certificate, dated as of the Closing Date, executed by the Secretary or other appropriate executive officer of Pacific, pursuant to which such officer shall certify: (a) the due adoption by the Board of Directors of Pacific of corporate resolutions attached to such certificate authorizing the execution and delivery of this Agreement and the other agreements and documents contemplated hereby, including, but not limited to, the Merger Agreement, and the taking of all actions contemplated hereby and thereby; (b) the due adoption by the shareholders of Pacific of resolutions authorizing the Merger and the execution and delivery of this Agreement and the Merger Agreement and the other agreements and documents contemplated hereby and thereby and the taking of all actions contemplated hereby and thereby; (c) the incumbency and true signatures of those officers of Pacific duly authorized to act on its behalf in connection with the transactions contemplated by this Agreement and to execute and deliver this Agreement and the Merger Agreement and other agreements and documents contemplated hereby and thereby and the taking of all actions contemplated hereby and thereby on behalf of Pacific; (d) that the copy of the Bylaws of Pacific attached to such certificate is true and correct and such Bylaws have not been amended except as reflected in such copy; and
      (e) a true and correct copy of the list of Pacific Shareholders as of the Closing Date.

            J. A certificate, dated as of the Closing Date, executed by an executive officer of Pacific, pursuant to which Pacific shall certify, to the best knowledge of such executive officer, that (i) all of the representations and warranties made in Article III of this Agreement are true and correct in all material respects on and as of the date of such certificate as if made on such date and that, except as expressly permitted by this Agreement, there shall have been no Material Adverse Change (as defined in Section 12.08(C) hereof) with respect to Pacific since December 31, 1997, and (ii) Pacific has performed and complied in all material respects with all of its obligations and agreements required to be performed on or prior to the Closing Date under this Agreement.

            K. Any signed Non-Compete Agreements (as defined in Section 5.22) from those persons identified on Exhibit "G" attached hereto as Pacific, consistent with Pacific's obligations to use its best efforts as set forth in Section 5.22 hereof, has been able to obtain on or before the Closing Date.

            L. All consents required to be obtained by Pacific from third parties to consummate the transactions contemplated by this Agreement.

            M. An opinion of counsel to Pacific substantially in the form of Exhibit "D" attached hereto.

            N. All other documents required to be delivered to SBB by Pacific under the provisions of this Agreement, and all other documents, certificates and instruments as are reasonably requested by SBB or its counsel.

      SECTION 2.03  Actions to be Taken at the Closing by SBB

At the Closing, SBB shall execute and acknowledge (as appropriate) and deliver to Pacific such documents and certificates necessary or appropriate to carry out the terms and provisions of this Agreement, including without limitation, the following (all of such actions constituting conditions precedent to Pacific's obligations to close hereunder):

            A. True, correct and complete copies of SBB's Articles of Incorporation and all amendments thereto, duly certified as of a recent date by the California Secretary.

            B. True, correct and complete copies of the Articles of Incorporation of SBB&T, and all amendments thereto, duly certified as of a recent date by the Commissioner of Financial Institutions of the State of California (the "California Commissioner").

            C. True, correct and complete copies of the Articles of Incorporation of Sanbarco Mortgage Company ("Sanbarco") and all
      amendments thereto, duly certified as of a recent date by the California Secretary.

            D. Good standing and existence certificates for SBB and Sanbarco, dated as of a recent date, issued by the appropriate state officials, duly certifying as to the existence and good standing of each of SBB and Sanbarco in the State of California.

            E. Certificate of Existence, dated as of a recent date, issued by the California Commissioner, duly certifying as to the existence of SBB&T under the laws of the State of California.

            F. Certificates of good standing, dated as of a recent date, issued by the California Franchise Tax Board, duly certifying as to the good standing of SBB and each of the SBB Subsidiaries in the State of California.

            G. Certificate, dated as of a recent date, issued by the FDIC, duly certifying that the deposits of SBB&T are insured by the FDIC pursuant to the Federal Deposit Insurance Act.

            H. A letter, dated as of a recent date, from the Federal Reserve Bank of San Francisco, to the effect that SBB is a registered bank holding company under the BHCA.

            I. A certificate, dated as of the Closing Date, executed by the Secretary or an Assistant Secretary of SBB pursuant to which such officer shall certify: (a) the due adoption by the Board of Directors of SBB of corporate resolutions attached to such certificate authorizing the execution and delivery of this Agreement and the other agreements and documents contemplated hereby and the taking of all actions contemplated hereby and thereby; (b) the due adoption by the shareholders of SBB of resolutions authorizing the Merger and the execution and delivery of this Agreement and the Merger Agreement and the other agreements and documents contemplated hereby and thereby and the taking of all actions contemplated hereby and thereby; (c) the incumbency and true signatures of those officers of SBB duly authorized to act on its behalf in connection with the transactions contemplated by this Agreement and to execute and deliver this Agreement and other agreements and documents contemplated hereby and the taking of all actions contemplated hereby and thereby on behalf of SBB, and (d) that the copy of the Bylaws of SBB attached to such certificate is true and correct and such Bylaws have not been amended except as reflected in such copy.

            J. A certificate, dated as of the Closing Date, executed by a duly authorized officer of SBB, pursuant to which SBB shall certify, to the best knowledge of such officer, that (i) all of the representations and warranties made in Article IV of this Agreement are true and correct in all material respects on and as of the date of such certificate as if made on such date and that, except as expressly permitted by this Agreement, there shall have been no Material Adverse Change (as defined in Section 12.08(C) hereof) with respect to SBB since December 31, 1997, and (ii) SBB has performed and complied in all material respects with all of its obligations and agreements required to be performed on or prior to the Closing Date under this Agreement.

            K. All consents required to be obtained by SBB from third parties to consummate the transactions contemplated by this Agreement.

            L. An opinion of counsel to SBB substantially in the form of Exhibit "E" attached hereto.

            M. All other documents required to be delivered to Pacific by SBB under the provisions of this Agreement, and all other documents, certificates and instruments as are reasonably requested by Pacific or its counsel.


                                 ARTICLE III.
                  REPRESENTATIONS AND WARRANTIES OF PACIFIC

      Pacific hereby makes the representations and warranties set forth in this
Article III to SBB.
      .SECTION 3.01  Organization and Qualification

      (a) Pacific is a California corporation duly organized, validly existing under the laws of the State of California, and in good standing under all laws, rules and regulations applicable to corporations located in the State of California. Pacific is a bank holding company registered under the BHCA. Pacific has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on its business as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated, and to enter into and carry out its obligations under this Agreement and the Merger Agreement. Schedule 3.01(a) sets forth a complete list of each Subsidiary (as defined in Section 12.08(B)) of Pacific (collectively, the "Pacific Subsidiaries"). Except as set forth on Schedule 3.01(a), Pacific does not own or control any Affiliate (as defined in Section 12.08(A) hereof) other than the Pacific Subsidiaries. True and complete copies of the Articles of Incorporation and Bylaws of Pacific and the Pacific Subsidiaries (other than the Subsidiary Banks), as amended to date, certified by the Secretary of Pacific and each Pacific Subsidiary, as applicable, have been delivered to SBB.

      (b) Each of the Subsidiary Banks is a national banking association duly organized, validly existing and in good standing under the laws of the United States of America, and in good standing under all laws, rules, and regulations applicable to national banking associations located in the State of California. Each of the Subsidiary Banks has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on their respective businesses as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated. True and complete copies of the Articles of Association and Bylaws of each of the Subsidiary Banks, as amended to date, certified by the Secretary of each Subsidiary Bank, have been delivered to SBB. Each of the Subsidiary Banks is an insured bank as defined in the Federal Deposit Insurance Act (the "FDIA"). Neither of the Subsidiary Banks own or control any Affiliate (as defined in Section 12.08(A) hereof) or Subsidiary (as defined in Section 12.08(B) hereof). Except for assessability under 12 U.S.C. ss.55, all of the issued and outstanding shares of capital stock of the Subsidiary Banks are owned by Pacific free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, and all such shares are duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights of any person. There are no options, warrants or rights outstanding to acquire any capital stock of the Subsidiary Banks and no person or entity has any other right to purchase or acquire any unissued shares of stock of any of the Subsidiary Banks, nor does any such Subsidiary Bank have any obligation of any nature with respect to its unissued shares of stock.

      (c) Each of Pacific Subsidiaries, other than the Subsidiary Banks, is a California corporation duly organized, validly existing and in good standing under the laws of the State of California, and in good standing under all laws, rules, and regulations applicable to corporations located in the State of California. Each such Pacific Subsidiary has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on their respective businesses as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated. All of the issued and outstanding shares of capital stock of each such Pacific Subsidiary is owned by Pacific free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, and all such shares are duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights of any person. There are no options, warrants or rights outstanding to acquire any capital stock of the Pacific Subsidiaries and no person or entity has any other right to purchase or acquire any unissued shares of stock of any of the Pacific Subsidiaries, nor does any such Pacific Subsidiary have any obligation of any nature with respect to its unissued shares of stock.

      (d) Except as required by the National Bank Act, the nature of the business of Pacific and the Pacific Subsidiaries does not require any of them to be licensed or qualified to do business in any jurisdiction other than the State of California. Except as disclosed on Schedule 3.01(d), neither Pacific nor the Pacific Subsidiaries have any equity interest, direct or indirect, in any other bank or corporation or in any partnership, joint venture or other business enterprise or entity, except as acquired through settlement of indebtedness, foreclosure, the exercise of creditors' remedies or in a fiduciary capacity, and the business carried on by Pacific and the Pacific Subsidiaries has not been conducted through any other direct or indirect Subsidiary or Affiliate of Pacific or the Pacific Subsidiaries.

      (e) Neither Pacific nor any of Pacific Subsidiaries that is neither a bank, a bank operating subsidiary or a bank service corporation, directly or indirectly, engages in any activity prohibited by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Without limiting the generality of the foregoing, any equity investment of Pacific and each Pacific Subsidiary that is not a bank, a bank operating subsidiary or a bank service corporation, is not prohibited by the Federal Reserve.

      (f) Neither of the Subsidiary Banks, directly or indirectly, engages in any activity prohibited by the OCC.

      SECTION 3.02  Execution and Delivery

Pacific has taken all corporate action necessary to authorize the execution, delivery and (provided the required regulatory and shareholder approvals are obtained) performance of this Agreement and the other agreements and documents contemplated hereby to which it is a party, including, but not limited to, the Merger Agreement. This Agreement has been, and the other agreements and documents contemplated hereby, including, but not limited to, the Merger Agreement, have been or at Closing will be, duly executed by Pacific and each constitutes and will constitute the legal, valid and binding obligation of Pacific, enforceable in accordance with its respective terms and conditions, except as enforceability may be limited by bankruptcy, conservatorship, insolvency, moratorium, reorganization, receivership or similar laws and judicial decisions affecting the rights of creditors generally and by general principles of equity (whether applied in a proceeding at law or in equity).

      SECTION 3.03  Capitalization

The entire authorized capital stock of Pacific consists of (i)
20,000,000 shares of Pacific Common Stock, 4,503,945 shares of which are fully paid, validly issued, nonassessable and outstanding, and 321,376 additional shares of which have been reserved for issuance to holders of outstanding Pacific Stock Options (as defined in Section 6.17 hereto), and (ii) 20,000,000 shares of preferred stock, no par value per share (the "Pacific Preferred Stock"), of which no shares of Pacific Preferred Stock are issued or outstanding. Schedule 3.03 contains a list of each of the Pacific Stock Option Plans, including (i) the number of outstanding options with respect to each Pacific Stock Option Plan, (ii) the weighted average exercise price per share with respect to each Pacific Stock Option Plan, (iii) a list of all option holders with respect to each Pacific Stock Option Plan, and (iv) the number of vested and unvested Pacific Stock Options with respect to each such option holder in each Pacific Stock Option Plan. All Pacific Stock Options were issued and, upon issuance in accordance with the terms of the outstanding option agreements, the shares of Pacific Common Stock shall be issued in compliance with all applicable securities laws. Except as disclosed in Schedule 3.03, there are no (i) other outstanding equity securities of any kind or character, including but not limited to preferred stock, (ii) outstanding subscriptions, options, convertible securities, rights, warrants, calls or other agreements or commitments of any kind issued or granted by, or binding upon, Pacific to purchase or otherwise acquire any security of or equity interest in Pacific or
(iii) outstanding subscriptions, options, rights, warrants, calls, convertible securities, irrevocable proxies or other agreements or commitments obligating Pacific to issue any shares of, restricting the transfer of or otherwise relating to shares of its capital stock of any class. All of the issued and outstanding shares of Pacific Common Stock have been duly authorized, validly issued and are fully paid and nonassessable, and have not been issued in violation of the preemptive rights of any person. Such shares of Pacific Common Stock have been issued in full compliance with applicable law. There are no restrictions applicable to the payment of dividends on the shares of Pacific Common Stock, except pursuant to applicable laws and regulations, and all dividends declared prior to the date of this Agreement have been paid.

      SECTION 3.04  Compliance with Laws, Permits and Instruments

      (a) Except as set forth in Schedule 3.04, Pacific and the Pacific Subsidiaries, as applicable, are in compliance with, and are not in default (or with the giving of notice or the passage of time will be in default) under, or in violation of, (i) any provision of the Articles of Incorporation or Bylaws of Pacific or the Pacific Subsidiaries (other than the Subsidiary Banks), (ii) any provision of the Articles of Association or Bylaws of the Subsidiary Banks (iii) any material provision of any loan agreement, security or pledge agreement, mortgage, indenture, lease, contract, agreement or other instrument applicable to Pacific or the Pacific Subsidiaries or their respective assets, operations, properties or businesses now conducted or heretofore conducted or (iv) any permit, concession, grant, franchise, license, authorization, judgment, writ, injunction, order, decree, award, statute, federal, state or local law, ordinance, rule or regulation of any court, arbitrator or any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality applicable to Pacific, the Pacific Subsidiaries or their respective assets, operations, properties or businesses now conducted or heretofore conducted, which noncompliance or violation would, individually or in the aggregate, reasonably be anticipated to have a material adverse effect on the business results of operations, financial condition or (insofar as they can reasonably be foreseen) prospects of Pacific taken as a whole.

      (b) The execution, delivery and (provided the required regulatory and shareholder approvals are obtained) performance of this Agreement and the other agreements contemplated hereby, including, but not limited to the Merger Agreement, and the consummation of the transactions contemplated hereby and thereby will not conflict with, or result, by itself or with the giving of notice or the passage of time, in any violation of or default or loss of a benefit under, (i) any provision of the Articles of Incorporation or Bylaws of Pacific and the Pacific Subsidiaries (other than the Subsidiary Banks), (ii) any provision of the Articles of Association or Bylaws of the Subsidiary Banks,
(iii) any material provision of any mortgage, indenture, lease, contract, agreement or other instrument applicable to Pacific, the Pacific Subsidiaries or their assets, operations, properties or businesses, or (iv) any permit, concession, grant, franchise, license, authorization, judgment, writ, injunction, order, decree, statute, law, ordinance, rule or regulation applicable to Pacific, the Pacific Subsidiaries or their assets, operations, properties or businesses.

      SECTION 3.05  Financial Statements

      (a) Pacific has furnished to SBB true and complete copies of (i) the audited consolidated balance sheets of Pacific as of December 31, 1996 and 1997, and the related audited consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997, (ii) an unaudited consolidated balance sheet of Pacific as of March 31, 1998, and the related unaudited consolidated statement of income for the three-month period ended March 31, 1998 (such balance sheets and the related statements of income, stockholders' equity and cash flows are collectively referred to herein as the "Pacific Financial Statements"). Except as described in the notes to the Pacific Financial Statements, the Pacific Financial Statements fairly present, in all material respects, the consolidated financial position of Pacific as of the respective dates thereof and the results of operations and changes in financial position of Pacific for the periods then ended, in conformity with generally accepted accounting principles ("GAAP"), applied on a basis consistent with prior periods (subject, in the case of the unaudited interim financial statements, to normal year-end adjustments and the fact that they do not contain all of the footnote disclosures required by GAAP), except as otherwise noted therein, and the accounting records underlying the Pacific Financial Statements accurately and fairly reflect in all material respects the transactions of Pacific. The Pacific Financial Statements do not contain any items of extraordinary or nonrecurring income or any other income not earned in the ordinary course of business except as expressly specified therein.

      (b) Pacific has furnished, or has caused the Subsidiary Banks to furnish, to SBB with true and complete copies of the Report of Condition and Income ("Call Reports") for each of the Subsidiary Banks for the periods ended December 31, 1996, December 31, 1997 and March 31, 1998. Such Call Reports fairly presents, in all material respects, the financial position of the Subsidiary Banks and the results of their operations at the dates and for the periods indicated in conformity with the Instructions for the Preparation of Call Reports as promulgated by applicable regulatory authorities. The Call Reports do not contain any items of special or nonrecurring income or any other income not earned in the ordinary course of business except as expressly specified therein. Each of the Subsidiary Banks has calculated its allowance for loan losses in accordance with GAAP, which includes regulatory accounting principles ("RAP") where applicable, as applied to banking institutions and in accordance with all applicable rules and regulations. To the best knowledge of Pacific, the allowance for loan losses account for each of the Subsidiary Banks is, and as of the Closing Date will be, adequate in all material respects to provide for all losses, net of recoveries relating to loans previously charged off, on all outstanding loans of each such Subsidiary Bank.

      SECTION 3.06  Undisclosed Liabilities

Neither Pacific nor any of the Pacific Subsidiaries has any material liability or obligation, accrued, absolute, contingent or otherwise and whether due or to become due (including, without limitation, unfunded obligations under any service recognition or severance agreement, whether written or oral, or Pacific Employee Plans (as defined in Section 3.32 hereof) or material liabilities for federal, state or local taxes or assessments or material liabilities under any agreement that are not reflected in or disclosed in the Pacific Financial Statements, except (i) those liabilities and expenses incurred in the ordinary course of business and consistent with prudent business practices since the date of the Pacific Financial Statements or (ii) as disclosed on Schedule 3.06.

      SECTION 3.07  Litigation

Except as set forth on Schedule 3.07, there are no actions, claims, suits, investigations, reviews or other legal, quasi-judicial or administrative proceedings of any kind or nature now pending or, to the best knowledge of Pacific, threatened against or affecting Pacific, any of the Pacific Subsidiaries or any of their respective current or former officers and directors (while acting in such capacity) at law or in equity, or by or before any federal, state or municipal court or other governmental or administrative department, commission, board, bureau, agency or instrumentality, domestic or foreign, that in any manner involves Pacific, the Pacific Subsidiaries or any of their current or former officers or directors (while acting in such capacity) or any of their properties or capital stock that would reasonably be anticipated to result in a Material Adverse Change with respect to Pacific or materially and adversely affect the transactions contemplated by this Agreement, and Pacific does not know or have any reason to be aware of any basis for the same. No legal action, suit or proceeding or judicial, administrative or governmental investigation is pending or, to the knowledge of Pacific, threatened against Pacific or any of the Pacific Subsidiaries that questions the validity of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement, or any actions taken or to be taken by Pacific pursuant hereto or thereto or seeks to enjoin or otherwise restrain the transactions contemplated hereby or thereby.

      SECTION 3.08 Consents and Approvals

Pacific's Board of Directors (at a meeting called and duly held) has resolved, subject to its fiduciary duties to the shareholders of Pacific, to recommend approval and adoption by Pacific's shareholders of the Merger, this Agreement and the Merger Agreement. Except for shareholder and regulatory approvals and except as disclosed in Schedule 3.08, no approval, consent, order or authorization of, or registration, declaration or filing with, any governmental authority or other third party is required on the part of Pacific in connection with the execution, delivery or performance of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement, or the consummation by Pacific of the transactions contemplated hereby or thereby.

      SECTION 3.09  Title to Assets

Pacific and each of the Pacific Subsidiaries has good and indefeasible title to all of its assets and properties including, without limitation, all personal and intangible properties reflected in the Pacific Financial Statements or acquired subsequent thereto, subject to no liens, mortgages, security interests, encumbrances or charges of any kind, except (i) as described in
Schedule 3.09, (ii) as noted in the Pacific Financial Statements, or as set forth in the documents delivered to SBB pursuant to this Section 3.09, (iii) statutory liens not yet delinquent, (iv) consensual landlord liens, (v) minor defects and irregularities in title and encumbrances that do not materially impair the use thereof for the purpose for which they are held, (vi) pledges of assets in the ordinary course of business to secure public funds deposits, and
(vii) those assets and properties disposed of for fair value in the ordinary course of business since the dates of the Pacific Financial Statements. Schedule
3.09 includes a copy of the title policy of insurance with respect to each parcel of real property owned by Pacific and the Pacific Subsidiaries.

      SECTION 3.10  Absence of Certain Changes or Events

Except as disclosed on Schedule 3.10, since December 31, 1997, Pacific, including the Pacific Subsidiaries, has conducted its business only in the ordinary course and has not, other than in the ordinary course of business and consistent with past practices and safe and sound banking practices:

          A. Incurred any obligation or liability, absolute, accrued, contingent or otherwise, whether due or to become due, which individually or in the aggregate, has had a material adverse effect on the business, results of operations, financial condition, or (insofar as they can reasonably be foreseen) prospects of Pacific and the Pacific Subsidiaries taken as a whole, except for deposits taken and federal funds purchased and current liabilities for trade or business obligations;

          B. Discharged or satisfied any lien, charge or encumbrance or paid any obligation or liability, whether absolute or contingent, due or to become due;

          C. Declared or made any payment of dividends or other distribution to its shareholders, or purchased, retired or redeemed, or obligated itself to purchase, retire or redeem, any of its shares of capital stock or other securities;

          D. Issued, reserved for issuance, granted, sold or authorized the issuance of any shares of its capital stock or other securities or subscriptions, options, warrants, calls, rights or commitments of any kind relating to the issuance thereto;

          E. Acquired any capital stock or other equity securities or acquired any equity or ownership interest in any bank, corporation, partnership or other entity (except (i) through settlement of indebtedness, foreclosure, or the exercise of creditors' remedies or (ii) in a fiduciary capacity, the ownership of which does not expose it to any liability from the business, operations or liabilities of such person);

          F. Mortgaged, pledged or subjected to lien, charge, security interest or any other encumbrance or restriction any of its property, business or assets, tangible or intangible except (i) as described in Schedule 3.09,
      (ii) statutory liens not yet delinquent, (iii) consensual landlord liens,
      (iv) minor defects and irregularities in title and encumbrances that do not materially impair the use thereof for the purpose for which they are held, (v) pledges of assets to secure public funds deposits, and (vi) for those assets and properties disposed of for fair value since the dates of the Pacific Financial Statements.

          G. Sold, transferred, leased to others or otherwise disposed of any of its assets or canceled or compromised any debt or claim, or waived or released any right or claim of material value;

          H. Terminated, canceled or surrendered, or received any notice of or threat of termination or cancellation of any contract, lease or other agreement or suffered any damage, destruction or loss (whether or not covered by insurance), which, in any case or in the aggregate, would have a material adverse effect on the business, results of operations, financial condition, or (insofar as they can reasonably be foreseen) prospects of Pacific and the Pacific Subsidiaries taken as a whole;

          I. Disposed of, permitted to lapse, transferred or granted any rights under, or entered into any settlement regarding the breach or infringement of, any United States or foreign license or Pacific Proprietary Right (as defined in Section 3.15 hereof) or modified any existing rights with respect thereto;

          J. Made any change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or paid or agreed or orally promised to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to or for the benefit of any of its shareholders, directors, officers, employees or agents, or entered into any employment or consulting contract or other agreement with any director, officer or employee or adopted, amended in any material respect or terminated any pension, employee welfare, retirement, stock purchase, stock option, stock appreciation rights, termination, severance, income protection, golden parachute, savings or profit-sharing plan (including trust agreements and insurance contracts embodying such plans), any deferred compensation, or collective bargaining agreement, any group insurance contract or any other incentive, welfare or employee benefit plan or agreement maintained by it for the benefit of its directors, employees or former employees, except (i) compensation adjustments contemplated within Pacific's 1998 budget and approved in advance by SBB (which approval shall not be unreasonably withheld), (ii) employee severance benefits contemplated by Section 12.16 of this Agreement, and
      (iii) periodic increases consistent with past practices;

          K. Except for improvements or betterments relating to Pacific Properties (as defined in Section 3.19 hereof), made any capital expenditures or capital additions or betterments in excess of an aggregate of $1,000,000;

          L. Instituted, had instituted against it, settled or agreed to settle any litigation, action or proceeding before any court or governmental body, other than routine collection suits instituted by it to collect amounts owed or suits in which the amount in controversy is less than $100,000;

          M. Permitted any change, event or condition that, in any case or in the aggregate, has caused or may result in a Material Adverse Change, or any Material Adverse Change in earnings or costs or relations with its employees, agents, depositors, loan customers, correspondent banks or suppliers;

          N. Except for the transactions contemplated by this Agreement or as otherwise permitted hereunder, entered into any transaction, or entered into, modified or amended any contract or commitment;

          O. Entered into or given any promise, assurance or guarantee of the payment, discharge or fulfillment of any undertaking or promise made by any person, firm or corporation other than letters of credit issued in the ordinary course of business;

          P. Sold, or knowingly disposed of, or otherwise divested itself of the ownership, possession, custody or control, of any corporate books or records of any nature that, in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period;

          Q. Made any, or acquiesced with any, change in any accounting methods, principles or material practices, except as required by GAAP or RAP;

          R. Sold (provided, however, that payment at maturity is not deemed a sale) any investment securities in a single transaction involving a book gain or loss of more than $100,000 on such sale or purchased any investment securities, other than purchases of U.S. Treasury securities with a maturity of two years or less;

          S. Made, renewed, extended the maturity of, or altered any of the material terms of any criticized loan to any single borrower and his related interests without regard to whether such transaction was in the ordinary course of business or whether it was consistent with past or safe and sound banking practices; or

          T. Entered into any agreement or made any commitment whether in writing or otherwise to take any of the types of action described in subsections A. through S. above.

      SECTION 3.11  Leases, Contracts and Agreements

Schedule 3.11 sets forth a complete listing of all leases, subleases, licenses, contracts and agreements to which Pacific, including any of the Pacific Subsidiaries, is a party (the "Pacific Contracts"), and which (i) relate to real property used by Pacific in its operation, (ii) involve payments to or by Pacific in excess of $100,000 during the term of such Pacific Contracts (exclusive of unfunded loan commitments and letters of credit issued by Pacific), or (iii) involve any unfunded loan commitments and letters of credit issued by Pacific where the borrower's total direct and indirect indebtedness to Pacific is in excess of $2,000,000. True and correct copies of all such Pacific Contracts (other than unfunded loan commitments and letters of credit issued by Pacific) are included with Schedule 3.11. For the purposes of this Agreement, the Pacific Contracts shall be deemed not to include loans made by, Federal funds sold or purchased by, repurchase agreements made by, spot foreign exchange transactions of, bankers acceptances of or deposits by Pacific. Except as set forth in Schedule 3.11, no participations or loans have been sold which have buy back, recourse or guaranty provisions which create contingent or direct liabilities of Pacific. To the knowledge of Pacific, all of the Pacific Contracts are legal, valid and binding obligations of the parties to the Pacific Contracts enforceable in accordance with their terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights generally and to general equitable principles, and are in full force and effect. Except as described in Schedule 3.11, all rent and other payments by Pacific and any Pacific Subsidiary under the Pacific Contracts are current, there are no existing defaults by Pacific or any Pacific Subsidiary under the Pacific Contracts and no termination, condition or other event has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default. Pacific and each Pacific Subsidiary has a good and indefeasible leasehold interest in each parcel of real property leased by it free and clear of all mortgages, pledges, liens, encumbrances and security interests.

      SECTION 3.12  Taxes

Pacific has duly and timely filed with the appropriate Federal, state and local governmental agencies all tax returns and reports required to be filed, including, without limitation, income, excise, property, sales, use, franchise, value added, unemployment, employees' income withholding and social security taxes, imposed by the United States or by any foreign country or by any state, municipality, subdivision or instrumentality of the United States or of any foreign country, or by any other taxing authority, and has paid, or has established adequate reserves for the payment of, all taxes and assessments that are or are claimed to be due, payable or owed by Pacific, or for which Pacific may have liability, whether as a result of its own activities or by virtue of its affiliation with other entities and all interest and penalties thereon, whether disputed or not. All such tax returns and reports are accurately prepared and all deposits required by law to be made by Pacific with respect to employees' withholding taxes have been duly made. Pacific is not and has not been delinquent in the payment of any foreign or domestic tax, assessment or governmental charge or deposit and has no tax deficiency or claim outstanding, proposed or assessed against it, and, to Pacific's knowledge, there is no basis for any such deficiency or claim. Except as set forth in Schedule 3.12, within the last six (6) years, Pacific's Federal income tax return has not been audited or examined and no such audit is currently pending or, to Pacific's knowledge, threatened. Pacific has not been granted any extension of time with respect to the date on which any tax return not yet filed was or is due to be filed by or with respect to Pacific or any waiver or agreement by Pacific for the extension of time for the assessment or collection of any tax. Except as set forth in
Schedule 3.12, Pacific (i) within the past six (6) years, has not committed any violation of any applicable Federal, state, local or foreign tax laws, and (ii) with respect to all prior years, has not committed any violation of any applicable Federal, state, local or foreign tax laws that is likely to result in a Material Adverse Change with respect to Pacific.

      The amounts set up as provisions for current or deferred taxes on the Pacific Financial Statements are sufficient in all material respects for the payment of all unpaid Federal, state, county, local, foreign or other taxes (including any interest or penalties) of or on behalf of Pacific applicable to the periods covered by the Pacific Financial Statements, and all years and periods prior thereto. True and complete copies of the Federal income tax returns of Pacific as filed with the Internal Revenue Service (the "IRS") for the years ended December 31, 1995, 1996, and 1997, have been delivered to SBB.

      SECTION 3.13  Insurance

Schedule 3.13 contains an accurate and complete list and brief description of all policies of insurance, including fidelity and bond insurance, of Pacific, including the Pacific Subsidiaries. All such policies (a) are valid, outstanding and enforceable except as enforceability may be limited by bankruptcy, conservatorship, insolvency, moratorium, reorganization, receivership, or similar laws and judicial decisions affecting the rights of creditors generally and by general principles of equity (whether applied in a proceeding at law or equity), (b) will not in any significant respect be affected by, and will not terminate or lapse by reason of, the transactions contemplated by this Agreement, and (c) are presently in full force and effect, no notice has been received of the cancellation, or threatened or proposed cancellation, of any such policy and there are no unpaid premiums due thereon. Pacific, including the Pacific Subsidiaries, is not in default with respect to the provisions of any such policy and has not failed to give any notice or present any claim thereunder in a due and timely fashion. Except as set forth on
Schedule 3.13, neither Pacific nor any of the Pacific Subsidiaries has been refused any insurance with respect to its assets or operations, nor has its insurance been limited by any insurance carrier to which Pacific and the Pacific Subsidiaries has applied for any such insurance within the last two (2) years. Each property of Pacific, including the Pacific Subsidiaries, is insured for the benefit of Pacific in amounts deemed adequate by Pacific's management against risks customarily insured against. There have been no claims under any fidelity bonds of Pacific or any of the Pacific Subsidiaries within the last three (3) years, and Pacific is not aware of any facts that would form the basis of a claim under such bonds.

      SECTION 3.14  No Adverse Change

Except as disclosed in the Schedules to this Agreement or in the representations and warranties made in this Article III, there has not been any Material Adverse Change since December 31, 1997, nor has any event or condition occurred that has resulted in, or has a reasonable possibility of resulting in the future, in a Material Adverse Change with respect to Pacific.

      SECTION 3.15  Patents, Trademarks and Copyrights

Except as disclosed in Schedule 3.15, Pacific and the Pacific
Subsidiaries do not own or require the use of any patent, patent application, patent right, invention, process, trademark (whether registered or unregistered), trademark application, trademark right, trade name, service name, service mark, copyright or any trade secret ("Pacific Proprietary Rights") for their respective businesses or operations, except for licensed computer software. To the knowledge of Pacific, neither Pacific nor any of the Pacific Subsidiaries are infringing upon or otherwise acting adversely to any Pacific Proprietary Right owned by any other person or persons. There is no claim or action by any such person pending, or, to the knowledge of Pacific, threatened, with respect thereto.

     SECTION 3.16  Transactions with Certain Persons and Entities

Except as disclosed in Schedule 3.16, neither Pacific nor any of the Pacific Subsidiaries owe any amount to (excluding deposit liabilities), or have any loan (excluding loans to participants from the Pacific Capital 401(k) Plan), contract, lease, commitment or other obligation from or to any of the respective present or former directors or executive officers (other than compensation for current services not yet due and payable and reimbursement of expenses arising in the ordinary course of business) of Pacific and the Pacific Subsidiaries, and none of such persons owes any amount to Pacific or the Pacific Subsidiaries. Except as set forth in Schedule 3.16, there are no understandings, agreements (whether written or oral), instruments, commitments, perquisites, extensions of credit, tax sharing or allocation agreements or other contractual agreements of any kind between or among Pacific and the Pacific Subsidiaries, whether on its own behalf or in its capacity as trustee or custodian for the funds of any employee benefit plan (as defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), and any present or former officers or directors of Pacific or the Pacific Subsidiaries. True and correct copies of any such written understandings, agreements, instruments, etc., are included with
Schedule 3.16.

      SECTION 3.17  Evidences of Indebtedness

All evidences of indebtedness and leases that are reflected as assets of Pacific and the Pacific Subsidiaries are, to Pacific's best knowledge, legal, valid and binding obligations of the respective obligors thereof, enforceable in accordance with their respective terms (except as limited by applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors generally and the availability of injunctive relief, specific performance and other equitable remedies) and are not subject to any known or threatened defenses, offsets or counterclaims that may be asserted against Pacific, the Pacific Subsidiaries or the present holder thereof, except as disclosed in Schedule 3.17. The credit files of Pacific, including the Pacific Subsidiaries, contain all material information (excluding general, local or national industry, economic or similar conditions) known to Pacific that is reasonably required to evaluate in accordance with generally prevailing practices in the banking industry the collectibility of the loan portfolio of Pacific (including loans that will be outstanding if any of them advances funds they are obligated to advance). Pacific has disclosed all of the substandard, doubtful, loss, nonperforming or loans identified as problem loans on the internal watch list of each of the Subsidiary Banks, a copy of which as of May 31, 1998, has been provided to SBB. Except as disclosed in Schedule 3.17, Pacific is not aware of, nor has Pacific received notice of, any past or present conditions, events, activities, practices or incidents that may result in a violation of any Environmental Law (as defined in Section 12.08(D) hereof) with respect to any real property securing any indebtedness reflected as an asset of Pacific or any Pacific Subsidiary.

      SECTION 3.18  Conditions of Assets

All tangible assets used by Pacific, including the Pacific Subsidiaries, are in good operating condition, ordinary wear and tear excepted, and conform with all applicable ordinances, regulations, zoning and other laws, whether Federal, state or local. None of Pacific's or the Pacific Subsidiaries' premises or equipment are in need of maintenance or repairs other than ordinary routine maintenance and repairs that are not material in nature or cost.

      SECTION 3.19  Environmental Compliance

      (a) Pacific is not aware of, nor has Pacific received notice of, any past or present conditions, events, activities, practices or incidents that are in violation of Environmental Laws (as defined in Section 12.08(D) hereof) or that may interfere with or prevent Pacific's continued compliance in all respects with all Environmental Laws.

      (b) Pacific and the Pacific Subsidiaries have obtained all permits, licenses and authorizations that are required under any Environmental Laws.
      (c) To Pacific's knowledge, no Hazardous Materials (as defined in Section 12.08(E) hereof) exist on, about, or within any of the Pacific Properties (as defined in this Section 3.19), nor, to Pacific's knowledge, have any Hazardous Materials previously existed on, about or within or been used, generated, stored, transported, disposed of, on or released from any of the Pacific Properties in violation of any Environmental Law. The use that Pacific, including the Pacific Subsidiaries, makes and intends to make of the Pacific Properties will not result in the use, generation, storage, transportation, accumulation, disposal or release of any Hazardous Material on, in or from any of the Pacific Properties in violation of any Environmental Law.

      (d) There is no action, suit, proceeding, investigation or inquiry before any court, administrative agency or other governmental authority pending or, to Pacific's knowledge, threatened against Pacific or any Pacific Subsidiary relating in any way to any Environmental Law. To the best of Pacific's knowledge, neither Pacific nor any Pacific Subsidiary has any liability for remedial action under any Environmental Law. Pacific has not received any request for information by any governmental authority with respect to the condition, use or operation of any of the Pacific Properties nor has Pacific received any notice of any kind from any governmental authority or other person with respect to any violation of or claimed or potential liability of any kind under any Environmental Law (including, without limitation, any letter, notice or inquiry from any person or governmental entity informing Pacific that it is or may be liable in any way under any Environmental Law, or requesting information to enable such a determination to be made).

      (e) As used in this Section 3.19, the term "Pacific Property" or "Pacific Properties" shall include all real property currently owned or leased by Pacific or any of the Pacific Subsidiaries, including, but not limited to, properties that Pacific or any Pacific Subsidiary has foreclosed on as well as the Subsidiary Banks' respective banking premises and all improvements and fixtures thereon. The phrase "to Pacific's knowledge" or similar phrases as used in this
Section 3.19 shall mean the current actual knowledge of executive management of Pacific.

      SECTION 3.20  Regulatory Compliance

All reports, records, registrations, statements, notices and other documents or information required to be filed by Pacific and the Pacific Subsidiaries during the last two (2) years with any federal or state regulatory authority including, without limitation, the Federal Reserve, the OCC, the FDIC and the IRS have been duly and timely filed and all information and data contained in such reports, records or other documents are true, accurate, correct and complete. Except as disclosed on Schedule 3.20, Pacific and the Pacific Subsidiaries are not now nor have been, within the past six (6) years subject to any memorandum of understanding, cease and desist order, written agreement or other formal administrative action with any such regulatory bodies. Pacific does not believe any such regulatory bodies have any present intent to place Pacific or the Pacific Subsidiaries under any new administrative action. Except as set forth on Schedule 3.20, there are no actions or proceedings pending or threatened against Pacific or any Pacific Subsidiary by or before any such regulatory bodies or any other nation, state or subdivision thereof, or any other entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

      SECTION 3.21  Securities and Exchange Commission Reports

Pacific has previously made available to SBB an accurate and complete copy of each (a) final registration statement, prospectus, report, schedule and definitive proxy statement filed since January 1, 1995 by Pacific with the Securities and Exchange Commission (the "S.E.C.") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and prior to the date hereof (the "Pacific Reports"), and (b) communication mailed by Pacific to its shareholders since January 1, 1995 and prior to the date hereof, and no such registration statement, prospectus, report, schedule, proxy statement or communication contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances in which they were made, not misleading, except that information as of a later date shall be deemed to modify information as of an earlier date. Since January 1, 1995, Pacific has timely filed all Pacific Reports and other documents required to be filed by it under the Securities Act and the Exchange Act, and, as of their respective dates, all Pacific Reports complied in all material respects with the published rules and regulations of the S.E.C. with respect thereto.

      SECTION 3.22  Absence of Certain Business Practices

Except as set forth on Schedule 3.22, neither Pacific, any of the Pacific Subsidiaries nor any officer, employee or agent of Pacific or the Pacific Subsidiaries, nor any other person acting on their behalf, has, directly or indirectly, within the past ten (10) years, given or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other person who is or may be in a position to help or hinder the business of Pacific as a whole (or assist Pacific in connection with any actual or proposed transaction) that (i) would subject Pacific or any of the Pacific Subsidiaries to any damage or penalty in any civil, criminal or governmental litigation or proceeding, (ii) if not given in the past, would have resulted in a Material Adverse Change with respect to Pacific, or (iii) if not continued in the future would result in a Material Adverse Change with respect to Pacific or would subject Pacific to suit or penalty in any private or governmental litigation or proceeding.

      SECTION 3.23 Registration Statement; Joint Proxy Statement/Prospectus

None of the information supplied or to be supplied by Pacific or any of its directors, officers, employees or agents for inclusion in the Registration Statement (as defined in Section 5.03(c)) or the Joint Proxy Statement/Prospectus (as defined in Section 5.03(c)), or any amendment thereof or supplement thereto, will be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, or at the time of the Pacific Shareholders' Meeting and the SBB Shareholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Pacific Shareholders' Meeting and the SBB Shareholders' Meeting. All documents that Pacific is responsible for filing with any regulatory or governmental agency in connection with the Merger will comply in all material respects with the provisions of applicable law.

      SECTION 3.24  Dissenting Shareholders

Except as set forth on Schedule 3.24, Pacific has no knowledge of any plan or intention on the part of any of the shareholders of Pacific to make written demand for payment of the fair value of their shares of Pacific Common Stock in the manner provided by applicable law.

      SECTION 3.25  Pooling of Interests

As of the date of this Agreement, Pacific has no reason to believe that the Merger will not qualify as a "pooling of interests" for accounting purposes.

      SECTION 3.26  Books and Records

The minute books, stock certificate books and stock transfer ledgers of Pacific and the Pacific Subsidiaries (i) have been kept accurately in the ordinary course of business, (ii) are complete and correct in all material respects, (iii) reflect transactions representing bona fide transactions, and
(iv) do not fail to reflect transactions involving the business of Pacific or the Pacific Subsidiaries that were required to have been set forth therein and that have not been accurately so set forth.

      SECTION 3.27  Forms of Instruments, Etc.

Pacific will make available to SBB upon written request copies of all standard forms of notes, mortgages, deeds of trust and other routine documents of a like nature used on a regular and recurring basis by Pacific and the Pacific Subsidiaries in the ordinary course of their businesses.

      SECTION 3.28  Fiduciary Responsibilities

Except as disclosed in Schedule 3.28, Pacific and the Subsidiary Banks have performed in all material respects all of their duties as a trustee, custodian, guardian or as an escrow agent in a manner that complies in all material respects with all applicable laws, regulations, orders, agreements, instruments and common law standards.

      SECTION 3.29  Guaranties

None of the obligations or liabilities of Pacific or the Pacific
Subsidiaries are guaranteed by any other person, firm or corporation, nor is any outstanding obligation or liability of any other person, firm or corporation guaranteed by Pacific or the Pacific Subsidiaries, except in the ordinary course of business, according to prudent business practices and in compliance with applicable law.

      SECTION 3.30  Voting Trust or Buy-Sell Agreements

Pacific is not aware of any agreement between or among any of its shareholders relating to a right of first refusal with respect to the purchase or sale by any such shareholder of capital stock of Pacific or any voting agreement or voting trust with respect to shares of capital stock of Pacific (other than that contemplated by Section 5.20).

      SECTION 3.31  Employee Relationships

Pacific and the Pacific Subsidiaries (including their respective officers and directors while acting in such capacities) have complied in all material respects with all applicable laws relating to its relationships with its employees, and Pacific believes that the relationships between Pacific, including the Pacific Subsidiaries (including their respective officers and directors while acting in such capacities), and its employees are good. To the knowledge of Pacific, no key executive officer or manager of any of the operations operated by Pacific and the Pacific Subsidiaries or any group of employees of Pacific and the Pacific Subsidiaries have any present plans to terminate their employment with Pacific or any Pacific Subsidiary. Neither Pacific nor any of the Pacific Subsidiaries is a party to any oral or written contracts or agreements granting benefits or rights to employees or any collective bargaining agreement or to any conciliation agreement with the Department of Labor, the Equal Employment Opportunity Commission or any federal, state or local agency that requires equal employment opportunities or affirmative action in employment. There are no unfair labor practice complaints pending against Pacific, including any of the Pacific Subsidiaries, before the National Labor Relations Board and no similar claims pending before any similar state, local or foreign agency. There is no activity or proceeding of any labor organization (or representative thereof) or employee group to organize any employees of Pacific, including any Pacific Subsidiary, nor of any strikes, slowdowns, work stoppages, lockouts or threats thereof, by or with respect to any such employees. Pacific and the Pacific Subsidiaries are in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and neither Pacific nor any of the Pacific Subsidiaries are engaged in any unfair labor practice.

      SECTION 3.32  Employee Benefit Plans

      (a) Set forth on Schedule 3.32(a) is a complete and correct list of all "employee benefit plans" (as defined in ERISA), all specified fringe benefit plans as defined in Section 6039D of the Code, and all other bonus, incentive, compensation, deferred compensation, profit sharing, stock option, stock appreciation right, stock bonus, stock purchase, employee stock ownership, savings, severance, supplemental unemployment, layoff, salary continuation, retirement, pension, health, life insurance, disability, group insurance, vacation, holiday, sick leave, fringe benefit or welfare plan or any other similar plan, agreement, policy or understanding (whether written or oral, qualified or nonqualified, currently effective or terminated), and any trust, escrow or other agreement related thereto, which (a) is maintained or contributed to by Pacific or any Pacific Subsidiary, or with respect to which Pacific and the Pacific Subsidiaries has any liability, and (b) provides benefits, or describes policies or procedures applicable to any officer, employee, service provider, former officer or former employee of Pacific or any Pacific Subsidiary, or the dependents of any such person, regardless of whether funded (the "Pacific Employee Plans").

      (b) No Pacific Employee Plan is a defined benefit plan within the meaning of section 3(35) of ERISA. Pacific has delivered or made available to SBB true, accurate and complete copies of the documents comprising each Pacific Employee Plan, and such other documents, records or other materials related thereto reasonably requested by SBB. To the best knowledge of Pacific, there have been no prohibited transactions, breaches of fiduciary duty or any other breaches or violations of any law applicable to the Pacific Employee Plans that would subject SBB or Pacific to any liabilities. Each Pacific Employee Plan intended to be qualified under section 401(a) of the Code has a current favorable determination letter and, to the best knowledge of Pacific, has been operated in compliance with applicable law and in accordance with its terms. However, Pacific has a ruling request pending with the Internal Revenue Service that compensation elected to be deferred by employees pursuant to the "Executive Compensation Deferral Plan" and the transfer and retention of those sums deferred to the "Executive Compensation Deferral Trust" will result in no current inclusion of the income to those employees or their beneficiaries pursuant to Sections 83, 451 or 402(b) of the Code. There are no pending claims, lawsuits or actions relating to any Pacific Employee Plan (other than ordinary course claims for benefits) and, to the best knowledge of Pacific, none are threatened. No written or oral representations have been made to any employee or former employee of Pacific or the Pacific Subsidiaries promising or guaranteeing any employer payment or funding for the continuation of medical, dental, life or disability coverage for any period of time beyond the end of the current plan year (except to the extent of coverage required under section 4980B of the Code). Compliance with FAS 106 will not create any material change to the Pacific Financial Statements. Except as required in connection with qualified plan amendments required by tax law changes and except for those plans identified on Schedule 3.32(b), the consummation of the transactions contemplated by this Agreement will not accelerate the time of payment or vesting, or increase the amount, of compensation due to any employee, officer, former employee or former officer of Pacific or any Pacific Subsidiary.

      (c) With respect to each "employee benefit plan" (as defined in ERISA) maintained or contributed to or required to be contributed to, currently or in the past, by any trade or business with which Pacific is required by any of the rules contained in the Code or ERISA to be treated as a single employer (the "Controlled Group Plans"):

            (i) To the knowledge of Pacific, all Controlled Group Plans that are "group health plans" (as defined in the Code and ERISA) have been operated up to the Closing in a manner so as to not subject Pacific to any material liability under Section 4980B of the Code; and

            (ii) There is no Controlled Group Plan that is a defined benefit plan (as defined in Section 3(35) of ERISA), nor has there been in the last five (5) calendar years.

            (iii) There is no Controlled Group Plan that is a "multiple employer plan" or "multiemployer plan" (as either such term is defined in ERISA), nor has there been in the last five (5) calendar years.

      SECTION 3.33  Interest Rate Risk Management Instruments

All interest rate swaps, caps, floors and option agreements and other interest rate risk management arrangements, whether entered into for the account of Pacific or any Pacific Subsidiary or for the account of a customer of Pacific or any Pacific Subsidiary, were entered into in the ordinary course of business and, to Pacific's knowledge, in accordance with prudent banking practice and applicable rules, regulations and policies of any regulatory authority and with counterparites believed to be financially responsible at the time and are legal, valid and binding obligations of Pacific or a Pacific Subsidiary enforceable in accordance with their terms (except as may be limited by bankruptcy, insolvency, moratorium, reorganization or similar laws affecting the rights of creditors generally and the availability of equitable remedies), and are in full force and effect. Pacific and each Pacific Subsidiary have duly performed in all material respects all of their material obligations thereunder to the extent that such obligations to perform have accrued; and, to Pacific's knowledge, there are no material breaches, violations or defaults or allegations or assertions of such by any party thereunder.

      SECTION 3.34  Year 2000

      (a) To the best of Pacific's knowledge, Pacific and the Subsidiary Banks are in compliance with those certain guidances and statements issued by the Federal Financial Institutions Examination Council (the "FFIEC") in connection with the century date change that will take place on January 1, 2000, which guidances are dated as of June 1996, May 5, 1997, December 17, 1997, March 17, 1998, April 10, 1998, and May 13, 1998 (together with any subsequent FFIEC issuances on the Year 2000, the "Interagency Statements").
Pacific and the Subsidiary Banks have:

            (i) Inventoried and assessed the technologies it uses, particularly its computer hardware and software, to identify potential problems areas related to the Year 2000;

            (ii) Developed and implemented a Year 2000 Plan, including comprehensive testing plans, to prepare its "mission critical" information technology to: (a) process date/time data accurately and without interruption (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000, and leap year calculations; (b) respond to two-digit year-date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; and (c) store and provide output of date information in ways that are unambiguous as to century; and

            (iii) Commenced the development of, and by September 30, 1998 will have completed the development of, contingency plans to ensure continuity of business in the event of: (a) failure to complete any tasks required by the Year 2000 Plan, such as remediation or validation; or (b) any externally caused business interruption related to the century date change.

            (iv) Taken commercially reasonable steps to investigate and test the ability of its "mission critical" information technology to share and exchange date/time data accurately and without interruption or material delay with its key vendors and suppliers.

      (b) If Pacific and the Subsidiary Banks have been examined by federal or state regulators for Year 2000 readiness, they have not received a rating that would cause delay or denial of any regulatory approval of this Agreement and the transactions contemplated hereby.

      (c) Pacific's estimate of the out-of-pocket expenses payable to third parties necessary to complete its consolidated Year 2000 Compliance efforts is not in excess of $500,000.

      SECTION 3.35  Representations Not Misleading

To Pacific's knowledge, all material facts relating to the business operations, properties, assets, liabilities (contingent or otherwise) and financial condition of Pacific and the Pacific Subsidiaries have been disclosed to SBB in or in connection with this Agreement. No representation or warranty by Pacific contained in this Agreement, nor any statement, exhibit or schedule furnished to SBB by Pacific under and pursuant to, or in anticipation of or in connection with, this Agreement, contains or will contain on the Closing Date any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances under which it was or will be made, not misleading and such representations and warranties would continue to be true and correct following disclosure to any governmental authority having jurisdiction over Pacific or its properties of the facts and circumstances upon which they were based. Except as disclosed herein, there is no matter that materially adversely affects Pacific or Pacific's ability to perform the transactions contemplated by this Agreement or the other agreements contemplated hereby, or to the knowledge of Pacific, will in the future result in a Material Adverse Change with respect to Pacific, other than general economic conditions. No information material to the Merger and that is necessary to make the representations and warranties herein contained not misleading, has been withheld by Pacific.


                                  ARTICLE IV.
                     REPRESENTATIONS AND WARRANTIES OF SBB

      SBB hereby makes the representations and warranties set forth in this
Article IV to Pacific.
      SECTION 4.01  Organization and Qualification

      (a) SBB is a corporation, duly organized, validly existing under the laws of the State of California, and in good standing under all laws, rules, and regulations applicable to corporations located in the State of California. SBB is a bank holding company registered under the BHCA. SBB has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on its business as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated and to enter into and carry out its obligations under this Agreement and the Merger Agreement. Schedule 4.01(a) sets forth a complete list of each Subsidiary (as defined in Section 12.08(B)) of SBB (collectively, the "SBB Subsidiaries"). Except as set forth on Schedule 4.01(a), SBB does not own or control any Affiliate (as defined in Section 12.08(A) hereof) other than the SBB Subsidiaries, and neither of the SBB Subsidiaries owns or controls any Affiliate or Subsidiary. True and complete copies of the Articles of Incorporation and Bylaws of SBB and the SBB Subsidiaries, as amended to date, certified by the Secretary of SBB and each SBB Subsidiary, as applicable, have been delivered to Pacific.

      (b) SBB&T is a California banking corporation duly organized, validly existing and in good standing under the laws of the State of California. SBB&T has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on its business as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated. SBB&T is an insured bank as defined in the FDIA. All of the issued and outstanding shares of capital stock of SBB&T are owned by SBB free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, and all such shares are duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights of any person. There are no options, warrants or rights outstanding to acquire any capital stock of the SBB&T, and no person or entity has any other right to purchase or acquire any unissued shares of stock of SBB&T, nor does SBB&T have any obligation of any nature with respect to its unissued shares of stock.
      (c) Each of the SBB Subsidiaries, other than SBB&T, is a California corporation duly organized, validly existing and in good standing under the laws of the State of California, and in good standing under all laws, rules, and regulations applicable to corporations located in the State of California. Each such SBB Subsidiary has all requisite corporate power and authority (including all licenses, franchises, permits and other governmental authorizations as are legally required) to carry on their respective businesses as now being conducted, to own, lease and operate its properties and assets, including, but not limited to, as now owned, leased or operated. All of the issued and outstanding shares of capital stock of each such SBB Subsidiary is owned by SBB free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, and all such shares are duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights of any person. There are no options, warrants or rights outstanding to acquire any capital stock of the SBB Subsidiaries and no person or entity has any other right to purchase or acquire any unissued shares of stock of any of the SBB Subsidiaries, nor does any such SBB Subsidiary have any obligation of any nature with respect to its unissued shares of stock.

      (d) The nature of the business of SBB and the SBB Subsidiaries do not require any of them to be licensed or qualified to do business in any jurisdiction other than the State of California. Except as disclosed on Schedule 4.01(d), neither SBB nor any of the SBB Subsidiaries has any equity interest, direct or indirect, in any other bank or corporation or in any partnership, joint venture or other business enterprise or entity, except as acquired through settlement of indebtedness, foreclosure, the exercise of creditors' remedies or in a fiduciary capacity, and the business carried on by SBB and the SBB Subsidiaries has not been conducted through any other direct or indirect Subsidiary or Affiliate of SBB or the SBB Subsidiaries.

      (e) Neither SBB nor any of the SBB Subsidiaries that is neither a bank, a bank operating subsidiary or a bank service corporation, directly or indirectly, engages in any activity prohibited by the Federal Reserve. Without limiting the generality of the foregoing, any equity investment of SBB and each subsidiary that is not a bank, a bank operating subsidiary or a bank service corporation, is not prohibited by the Federal Reserve.

      (f) SBB&T does not, directly or indirectly, engage in any activity prohibited by the Federal Reserve or the California Commissioner.

      SECTION 4.02  Execution and Delivery

SBB has taken all corporate action necessary to authorize the execution, delivery and (provided the required regulatory and shareholder approvals are obtained) performance of this Agreement and the other agreements and documents contemplated hereby to which it is a party, including, but not limited to, the Merger Agreement. This Agreement has been, and the other agreements and documents contemplated hereby, including, but not limited to, the Merger Agreement, have been or at Closing will be, duly executed by SBB and each constitutes the valid and binding obligation of SBB, enforceable in accordance with its respective terms and conditions, except as enforceability may be limited by bankruptcy, conservatorship, insolvency, moratorium, reorganization, receivership or similar laws and judicial decisions affecting the rights of creditors generally and by general principles of equity (whether applied in a proceeding at law or in equity).
      SECTION 4.03  Capitalization

The entire authorized capital stock of SBB consists of 40,000,000 shares of SBB Common Stock, 15,397,463 shares of which are fully paid, validly issued, nonassessable and outstanding, and 1,128,680 additional shares of which have been reserved for issuance to holders of outstanding stock options to purchase shares of SBB Common Stock. Schedule 4.03 contains a list of each plan administered by SBB or any SBB Subsidiary pursuant to which options to purchase shares of SBB Common Stock ("SBB Stock Options") have been or may be granted (the "SBB Stock Option Plans"), including (i) the number of outstanding options with respect to each SBB Stock Option Plan, (ii) the weighted average exercise price per share with respect to each SBB Stock Option Plan, (iii) a list of all option holders with respect to each SBB Stock Option Plan, and (iv) the number of vested and unvested SBB Stock Options with respect to each such option holder in each SBB Stock Option Plan. All SBB Stock Options were issued and, upon issuance in accordance with the terms of the outstanding option agreements, the shares of SBB Common Stock shall be issued in compliance with all applicable securities laws. Except as disclosed in Schedule 4.03, there are no (i) other outstanding equity securities of any kind or character, (ii) outstanding subscriptions, options, convertible securities, rights, warrants, calls or other agreements or commitments of any kind issued or granted by, or binding upon, SBB to purchase or otherwise acquire any security of or equity interest in SBB or
(iii) outstanding subscriptions, options, rights, warrants, calls, convertible securities, irrevocable proxies or other agreements or commitments obligating SBB to issue any shares of, restricting the transfer of or otherwise relating to shares of its capital stock of any class. All of the issued and outstanding shares of SBB Common Stock have been duly authorized, validly issued and are fully paid and nonassessable, and have not been issued in violation of the preemptive rights of any person. Such shares of SBB Common Stock have been issued in full compliance with applicable law. There are no restrictions applicable to the payment of dividends on the shares of SBB Common Stock, except pursuant to applicable laws and regulations, and all dividends declared prior to the date of this Agreement have been paid.

      SECTION 4.04  Compliance with Laws, Permits and Instruments

      (a) Except as set forth in Schedule 4.04, SBB and the SBB Subsidiaries, as applicable, are in compliance with, and are not in default (or with the giving of notice or the passage of time will be in default) under, or in violation of,
(i) any provision of the Articles of Incorporation or Bylaws of SBB or any SBB Subsidiary, (ii) any material provision of any loan agreement, security or pledge agreement, mortgage, indenture, lease, contract, agreement or other instrument applicable to SBB or any SBB Subsidiary or their respective assets, operations, properties or businesses now conducted or heretofore conducted or
(iii) any permit, concession, grant, franchise, license, authorization, judgment, writ, injunction, order, decree, award, statute, federal, state or local law, ordinance, rule or regulation of any court, arbitrator or any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality applicable to SBB, the SBB Subsidiaries or their respective assets, operations, properties or businesses now conducted or heretofore conducted, which noncompliance or violation would, individually or in the aggregate, reasonably be anticipated to have a material adverse effect on the business, results of operations, financial condition, or (insofar as they can reasonably be foreseen) prospects of SBB taken as a whole.

      (b) The execution, delivery and (provided the required regulatory and shareholder approvals are obtained) performance of this Agreement and the other agreements contemplated hereby, including but not limited to the Merger Agreement, and the consummation of the transactions contemplated hereby and thereby, will not conflict with, or result, by itself or with the giving of notice or the passage of time, in any violation of or default or loss of a benefit under, (i) any provision of the Articles of Incorporation or Bylaws of SBB or any SBB Subsidiary, (ii) any material provision of any mortgage, indenture, lease, contract, agreement or other instrument applicable to SBB, the SBB Subsidiaries or their assets, operations, properties or businesses, or (iii) any permit, concession, grant, franchise, license, authorization, judgment, writ, injunction, order, decree, statute, law, ordinance, rule or regulation applicable to SBB, the SBB Subsidiaries or their assets, operations, properties or businesses.

      SECTION 4.05  Financial Statements

      (a) SBB has furnished to Pacific true and complete copies of (i) the audited consolidated balance sheets of SBB as of December 31, 1996 and 1997, and the related audited consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997, (ii) an unaudited consolidated balance sheet of SBB as of March 31, 1998, and the related unaudited consolidated statement of income for the three-month period ended March 31, 1998 (such balance sheets and the related statements of income, stockholders' equity and cash flows are collectively referred to herein as the "SBB Financial Statements"). Except as described in the notes to the SBB Financial Statements, the SBB Financial Statements fairly present, in all material respects, the consolidated financial position of SBB as of the respective dates thereof and the results of operations and changes in financial position of SBB for the periods then ended, in conformity with GAAP, applied on a basis consistent with prior periods (subject, in the case of the unaudited interim financial statements, to normal year-end adjustments and the fact that they do not contain all of the footnote disclosures required by GAAP), except as otherwise noted therein, and the accounting records underlying the SBB Financial Statements accurately and fairly reflect in all material respects the transactions of SBB. The SBB Financial Statements do not contain any items of extraordinary or nonrecurring income or any other income not earned in the ordinary course of business except as expressly specified therein.

      (b) SBB has furnished, or has caused SBB&T to furnish, to Pacific with true and complete copies of the Call Reports of SBB&T for the periods ended December 31, 1996, December 31, 1997 and March 31, 1998. Such Call Reports fairly presents, in all material respects, the financial position of SBB&T and the results of its operations at the dates and for the periods indicated in conformity with the Instructions for the Preparation of Call Reports as promulgated by applicable regulatory authorities. The Call Reports do not contain any items of special or nonrecurring income or any other income not earned in the ordinary course of business except as expressly specified therein. SBB&T has calculated its allowance for loan losses in accordance with GAAP, which includes RAP where applicable, as applied to banking institutions and in accordance with all applicable rules and regulations. To the best knowledge of SBB, the allowance for loan losses account for SBB&T is, and as of the Closing Date will be, adequate in all material respects to provide for all losses, net of recoveries relating to loans previously charged off, on all outstanding loans of SBB&T.

      SECTION 4.06  Undisclosed Liabilities

Neither SBB nor any of the SBB Subsidiaries has any material liability or obligation, accrued, absolute, contingent or otherwise and whether due or to become due (including, without limitation, unfunded obligations under any service recognition or severance agreement, whether written or oral, or SBB Employee Plans (as defined in Section 4.31 hereof) or material liabilities for federal, state or local taxes or assessments or material liabilities under any agreement that are not reflected in or disclosed in the SBB Financial Statements, except (i) those liabilities and expenses incurred in the ordinary course of business and consistent with prudent business practices since the date of the SBB Financial Statements or (ii) as disclosed on Schedule 4.06.

      SECTION 4.07  Litigation

Except as set forth on Schedule 4.07, there are no actions, claims, suits, investigations, reviews or other legal, quasi-judicial or administrative proceedings of any kind or nature now pending or, to the best knowledge of SBB, threatened against or affecting SBB, any of the SBB Subsidiaries or any of their respective current or former officers and directors (while acting in such capacity) at law or in equity, or by or before any federal, state or municipal court or other governmental or administrative department, commission, board, bureau, agency or instrumentality, domestic or foreign, that in any manner involves SBB, the SBB Subsidiaries or any of their current or former officers or directors (while acting in such capacity) or any of their properties or capital stock that would reasonably be anticipated to result in a Material Adverse Change with respect to SBB, or materially and adversely affect the transactions contemplated by this Agreement, and SBB does not know or have any reason to be aware of any basis for the same. No legal action, suit or proceeding or judicial, administrative or governmental investigation is pending or, to the knowledge of SBB, threatened against SBB or any of the SBB Subsidiaries that questions the validity of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement, or any actions taken or to be taken by SBB pursuant hereto or thereto or seeks to enjoin or otherwise restrain the transactions contemplated hereby or thereby.

      SECTION 4.08  Consents and Approvals

SBB's Board of Directors (at a meeting called and duly held) has resolved, subject to its fiduciary duties to the shareholders of SBB, to recommend approval and adoption by SBB's shareholders of the Merger, this Agreement and the Merger Agreement. Except for shareholder and regulatory approvals and except as disclosed in Schedule 4.08, no approval, consent, order or authorization of, or registration, declaration or filing with, any governmental authority or other third party is required on the part of SBB in connection with the execution, delivery or performance of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement, or the consummation by SBB of the transactions contemplated hereby or thereby.

      SECTION 4.09  Title to Assets

SBB and each of the SBB Subsidiaries has good and indefeasible title to all of its assets and properties including, without limitation, all personal and intangible properties reflected in the SBB Financial Statements or acquired subsequent thereto, subject to no liens, mortgages, security interests, encumbrances or charges of any kind, except (i) as described in Schedule 4.09,
(ii) as noted in the SBB Financial Statements, (iii) statutory liens not yet delinquent, (iv) consensual landlord liens, (v) minor defects and irregularities in title and encumbrances that do not materially impair the use thereof for the purpose for which they are held, (vi) pledges of assets in the ordinary course of business to secure public funds deposits, and (vii) those assets and properties disposed of for fair value in the ordinary course of business since the dates of the SBB Financial Statements. Schedule 4.09 includes a copy of the title policy of insurance with respect to each parcel of real property owned by SBB and the SBB Subsidiaries.

      SECTION 4.10  Absence of Certain Changes or Events

Except as disclosed on Schedule 4.10, since December 31, 1997, SBB, including the SBB Subsidiaries, has conducted its business only in the ordinary course and has not, other than in the ordinary course of business and consistent with past practices and safe and sound banking practices:

          A. Incurred any obligation or liability, absolute, accrued, contingent or otherwise, whether due or to become due, which individually or in the aggregate, has had a material adverse effect on the business, results of operations, financial condition, or (insofar as they can reasonably be foreseen) prospects of SBB and the SBB Subsidiaries taken as a whole, except for deposits taken and federal funds purchased and current liabilities for trade or business obligations;

          B. Discharged or satisfied any lien, charge or encumbrance or paid any obligation or liability, whether absolute or contingent, due or to become due;

          C. Declared or made any payment of dividends or other distribution to its shareholders, or purchased, retired or redeemed, or obligated itself to purchase, retire or redeem, any of its shares of capital stock or other securities;

          D. Issued, reserved for issuance, granted, sold or authorized the issuance of any shares of its capital stock or other securities or subscriptions, options, warrants, calls, rights or commitments of any kind relating to the issuance thereto;

          E. Acquired any capital stock or other equity securities or acquired any equity or ownership interest in any bank, corporation, partnership or other entity (except (i) through settlement of indebtedness, foreclosure, or the exercise of creditors' remedies or (ii) in a fiduciary capacity, the ownership of which does not expose it to any liability from the business, operations or liabilities of such person);

          F. Mortgaged, pledged or subjected to lien, charge, security interest or any other encumbrance or restriction any of its property, business or assets, tangible or intangible except (i) as described in Schedule 4.09,
      (ii) statutory liens not yet delinquent, (iii) consensual landlord liens,
      (iv) minor defects and irregularities in title and encumbrances that do not materially impair the use thereof for the purpose for which they are held, (v) pledges of assets to secure public funds deposits, and (vi) for those assets and properties disposed of for fair value since the dates of the SBB Financial Statements.

          G. Sold, transferred, leased to others or otherwise disposed of any of its assets or canceled or compromised any debt or claim, or waived or released any right or claim of material value;

          H. Terminated, canceled or surrendered, or received any notice of or threat of termination or cancellation of any contract, lease or other agreement or suffered any damage, destruction or loss (whether or not covered by insurance), which, in any case or in the aggregate, would have a material adverse effect on the business, results of operations, financial condition, or (insofar as they can reasonably be foreseen) prospects of SBB and the SBB Subsidiaries taken as a whole;

          I. Disposed of, permitted to lapse, transferred or granted any rights under, or entered into any settlement regarding the breach or infringement of, any United States or foreign license or SBB Proprietary Right (as defined in Section 4.15 hereof) or modified any existing rights with respect thereto;

          J. Made any change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or paid or agreed or orally promised to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to or for the benefit of any of its shareholders, directors, officers, employees or agents, or entered into any employment or consulting contract or other agreement with any director, officer or employee or adopted, amended in any material respect or terminated any pension, employee welfare, retirement, stock purchase, stock option, stock appreciation rights, termination, severance, income protection, golden parachute, savings or profit-sharing plan (including trust agreements and insurance contracts embodying such plans), any deferred compensation, or collective bargaining agreement, any group insurance contract or any other incentive, welfare or employee benefit plan or agreement maintained by it for the benefit of its directors, employees or former employees, except (i) compensation adjustments contemplated within SBB's 1998 budget and approved in advance by Pacific (which approval shall not be unreasonably withheld), and (ii) periodic increases consistent with past practices;

            K. Except for improvements or betterments relating to SBB Properties (as defined in Section 4.19(e) hereof), made any capital expenditures or capital additions or betterments in excess of an aggregate of $4,000,000;

          L. Instituted, had instituted against it, settled or agreed to settle any litigation, action or proceeding before any court or governmental body, other than routine collection suits instituted by it to collect amounts owed or suits in which the amount in controversy is less than $200,000;

          M. Permitted any change, event or condition that, in any case or in the aggregate, has caused or may result in a Material Adverse Change, or any Material Adverse Change in earnings or costs or relations with its employees, agents, depositors, loan customers, correspondent banks or suppliers;
          N. Except for the transactions contemplated by this Agreement or as otherwise permitted hereunder, entered into any transaction, or entered into, modified or amended any contract or commitment;

          O. Entered into or given any promise, assurance or guarantee of the payment, discharge or fulfillment of any undertaking or promise made by any person, firm or corporation other than letters of credit issued in the ordinary course of business;

          P. Sold, or knowingly disposed of, or otherwise divested itself of the ownership, possession, custody or control, of any corporate books or records of any nature that, in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period;

          Q. Made any, or acquiesced with any, change in any accounting methods, principles or material practices, except as required by GAAP or RAP;

          R. Sold (provided, however, that payment at maturity is not deemed a sale) any investment securities in a single transaction involving a book gain or loss of more than $200,000 on such sale or purchased any investment securities, other than purchases of U.S. Treasury securities with a maturity of two years or less;

          S. Made, renewed, extended the maturity of, or altered any of the material terms of any criticized loan to any single borrower and his related interests without regard to whether such transaction was in the ordinary course of business or whether it was consistent with past or safe and sound banking practices; or

          T. Entered into any agreement or made any commitment whether in writing or otherwise to take any of the types of action described in subsections A. through S. above.

      SECTION 4.11  Leases, Contracts and Agreements

Schedule 4.11 sets forth a complete listing of all leases, subleases, licenses, contracts and agreements to which SBB, including any of the SBB Subsidiaries, is a party (the "SBB Contracts"), and which (i) relate to real property used by SBB in its operation, (ii) involve payments to or by SBB in excess of $200,000 during the term of such SBB Contracts (exclusive of unfunded loan commitments and letters of credit issued by SBB), or (iii) involve any unfunded loan commitments and letters of credit issued by SBB where the borrower's total direct and indirect indebtedness to SBB is in excess of $4,000,000. True and correct copies of all such SBB Contracts (other than unfunded loan commitments and letters of credit issued by SBB) are included with
Schedule 4.11. For the purposes of this Agreement, the SBB Contracts shall be deemed not to include loans made by, Federal funds sold or purchased by, repurchase agreements made by, spot foreign exchange transactions of, bankers acceptances of or deposits by SBB. Except as set forth in Schedule 4.11, no participations or loans have been sold which have buy back, recourse or guaranty provisions which create contingent or direct liabilities of SBB. To the knowledge of SBB, all of the leases, subleases, licenses, contracts and agreements to which SBB or any SBB Subsidiary is a party are legal, valid and binding obligations of the parties to such contracts enforceable in accordance with their terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to creditors' rights generally and to general equitable principles, and are in full force and effect. Except as described in Schedule 4.11, all rent and other payments by SBB and any SBB Subsidiary under such contracts are current, there are no existing defaults by SBB or any SBB Subsidiary under such contracts, and no termination, condition or other event has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default. SBB and each SBB Subsidiary has a good and indefeasible leasehold interest in each parcel of real property leased by it free and clear of all mortgages, pledges, liens, encumbrances and security interests.

      SECTION 4.12  Taxes

SBB has duly and timely filed with the appropriate Federal, state and local governmental agencies all tax returns and reports required to be filed, including, without limitation, income, excise, property, sales, use, franchise, value added, unemployment, employees' income withholding and social security taxes, imposed by the United States or by any foreign country or by any state, municipality, subdivision or instrumentality of the United States or of any foreign country, or by any other taxing authority, and has paid, or has established adequate reserves for the payment of, all taxes and assessments that are or are claimed to be due, payable or owed by SBB, or for which SBB may have liability, whether as a result of its own activities or by virtue of its affiliation with other entities and all interest and penalties thereon, whether disputed or not. All such tax returns and reports are accurately prepared and all deposits required by law to be made by SBB with respect to employees' withholding taxes have been duly made. SBB is not and has not been delinquent in the payment of any foreign or domestic tax, assessment or governmental charge or deposit and has no tax deficiency or claim outstanding, proposed or assessed against it, and, to SBB's knowledge, there is no basis for any such deficiency or claim. Except as set forth in Schedule 4.12, within the last six (6) years, SBB's Federal income tax return has not been audited or examined and no such audit is currently pending or, to SBB's knowledge, threatened. SBB has not been granted any extension of time with respect to the date on which any tax return not yet filed was or is due to be filed by or with respect to SBB or any waiver or agreement by SBB for the extension of time for the assessment or collection of any tax. Except as set forth in Schedule 4.12, SBB (i) within the past six
(6) years, has not committed any violation of any applicable Federal, state, local or foreign tax laws, and (ii) with respect to all prior years, has not committed any violation of any applicable Federal, state, local or foreign tax laws that is likely to result in a Material Adverse Change with respect to SBB.

      The amounts set up as provisions for current or deferred taxes on the SBB Financial Statements are sufficient in all material respects for the payment of all unpaid Federal, state, county, local, foreign or other taxes (including any interest or penalties) of or on behalf of SBB applicable to the periods covered by the SBB Financial Statements, and all years and periods prior thereto. True and complete copies of the Federal income tax returns of SBB as filed with the IRS for the years ended December 31, 1995, 1996, and 1997, have been delivered to Pacific.

      SECTION 4.13  Insurance

Schedule 4.13 contains an accurate and complete list and brief description of all policies of insurance, including fidelity and bond insurance, of SBB, including the SBB Subsidiaries. All such policies (a) are valid, outstanding and enforceable except as enforceability may be limited by bankruptcy, conservatorship, insolvency, moratorium, reorganization, receivership, or similar laws and judicial decisions affecting the rights of creditors generally and by general principles of equity (whether applied in a proceeding at law or equity), (b) will not in any significant respect be affected by, and will not terminate or lapse by reason of, the transactions contemplated by this Agreement, and (c) are presently in full force and effect, no notice has been received of the cancellation, or threatened or proposed cancellation, of any such policy and there are no unpaid premiums due thereon. SBB, including the SBB Subsidiaries, is not in default with respect to the provisions of any such policy and has not failed to give any notice or present any claim thereunder in a due and timely fashion. Except as set forth on
Schedule 4.13, neither SBB nor any SBB Subsidiary has been refused any insurance with respect to its assets or operations, nor has its insurance been limited by any insurance carrier to which SBB and the SBB Subsidiaries has applied for any such insurance within the last two (2) years. Each property of SBB, including the SBB Subsidiaries, is insured for the benefit of SBB in amounts deemed adequate by SBB's management against risks customarily insured against. There have been no claims under any fidelity bonds of SBB or any of the SBB Subsidiaries within the last three (3) years, and SBB is not aware of any facts that would form the basis of a claim under such bonds.

      SECTION 4.14  No Adverse Change

Except as disclosed in the Schedules to this Agreement or in the representations and warranties made in this Article IV, there has not been any Material Adverse Change since December 31, 1997, nor has any event or condition occurred that has resulted in, or has a reasonable possibility of resulting in the future, in a Material Adverse Change with respect to SBB.

      SECTION 4.15  Patents, Trademarks and Copyrights

Except as disclosed in Schedule 4.15, SBB and the SBB Subsidiaries do not own or require the use of any patent, patent application, patent right, invention, process, trademark (whether registered or unregistered), trademark application, trademark right, trade name, service name, service mark, copyright or any trade secret ("SBB Proprietary Rights") for their respective businesses or operations, except for licensed computer software. To the knowledge of SBB, neither SBB nor any of the SBB Subsidiaries are infringing upon or otherwise acting adversely to any SBB Proprietary Right owned by any other person or persons. There is no claim or action by any such person pending, or, to the knowledge of SBB, threatened, with respect thereto.

      SECTION 4.16  Transactions with Certain Persons and Entities

Except as disclosed in Schedule 4.16, neither SBB nor any of the SBB Subsidiaries owe any amount to (excluding deposit liabilities), or have any loan (excluding loans to participants from the Santa Barbara Bank & Trust 401(k)
Plan), contract, lease, commitment or other obligation from or to any of the present or former directors or executive officers (other than compensation for current services not yet due and payable and reimbursement of expenses arising in the ordinary course of business) of SBB and the SBB Subsidiaries, and none of such persons owes any amount to SBB or the SBB Subsidiaries. Except as set forth in Schedule 4.16, there are no understandings, agreements (whether written or oral), instruments, commitments, perquisites, extensions of credit, tax sharing or allocation agreements or other contractual agreements of any kind between or among SBB and the SBB Subsidiaries, whether on its own behalf or in its capacity as trustee or custodian for the funds of any employee benefit plan (as defined in ERISA) and any present or former officers or directors of SBB or the SBB Subsidiaries. True and correct copies of any such written understandings, agreements, instruments, etc., are included with Schedule 4.16.

      SECTION 4.17  Evidences of Indebtedness

All evidences of indebtedness and leases that are reflected as assets of SBB and the SBB Subsidiaries are, to SBB's best knowledge, legal, valid and binding obligations of the respective obligors thereof, enforceable in accordance with their respective terms (except as limited by applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors generally and the availability of injunctive relief, specific performance and other equitable remedies) and are not subject to any known or threatened defenses, offsets or counterclaims that may be asserted against SBB, the SBB Subsidiaries or the present holder thereof, except as disclosed in
Schedule 4.17. The credit files of SBB, including the SBB Subsidiaries, contain all material information (excluding general, local or national industry, economic or similar conditions) known to SBB that is reasonably required to evaluate in accordance with generally prevailing practices in the banking industry the collectibility of the loan portfolio of SBB (including loans that will be outstanding if any of them advances funds they are obligated to advance). SBB has disclosed all of the substandard, doubtful, loss, nonperforming or loans identified as problem loans on the internal watch list of SBB&T, a copy of which as of May 31, 1998, has been provided to Pacific. Except as disclosed in Schedule 4.17, SBB is not aware of, nor has SBB received notice of, any past or present conditions, events, activities, practices or incidents that may result in a violation of any Environmental Law (as defined in Section 12.08(D) hereof) with respect to any real property securing any indebtedness reflected as an asset of SBB or any SBB Subsidiary.

      SECTION 4.18  Condition of Assets

All tangible assets used by SBB, including the SBB Subsidiaries, are in good operating condition, ordinary wear and tear excepted, and conform with all applicable ordinances, regulations, zoning and other laws, whether Federal, state or local. Except as set forth on Schedule 4.18, none of SBB's or the SBB Subsidiaries' premises or equipment are in need of maintenance or repairs other than ordinary routine maintenance and repairs that are not material in nature or cost.

      SECTION 4.19  Environmental Compliance

      (a) Except as set forth on Schedule 4.19(a), SBB is not aware of, nor has SBB received notice of, any past or present conditions, events, activities, practices or incidents that are in violation of Environmental Laws (as defined in Section 12.08(D) or that may interfere with or prevent SBB's continued compliance in all respects with all Environmental Laws.

      (b) SBB and the SBB Subsidiaries have obtained all permits, licenses and authorizations that are required under any Environmental Laws.

      (c) Except as set forth on Schedule 4.19(c), to SBB's knowledge, no Hazardous Materials (as defined in Section 12.08(E) hereof) exist on, about, or within any of the SBB Properties (as defined in this Section 4.19), nor, to SBB's knowledge, have any Hazardous Materials previously existed on, about or within or been used, generated, stored, transported, disposed of, on or released from any of the SBB Properties in violation of any Environmental Law. The use that SBB, including the SBB Subsidiaries, makes and intends to make of the SBB Properties will not result in the use, generation, storage, transportation, accumulation, disposal or release of any Hazardous Material on, in or from any of the SBB Properties in violation of any Environmental Law.

      (d) There is no action, suit, proceeding, investigation or inquiry before any court, administrative agency or other governmental authority pending or, to SBB's knowledge, threatened against SBB or any SBB Subsidiary relating in any way to any Environmental Law. To the best of SBB's knowledge, neither SBB nor any SBB Subsidiary has any liability for remedial action under any Environmental Law. SBB has not received any request for information by any governmental authority with respect to the condition, use or operation of any of the SBB Properties nor has SBB received any notice of any kind from any governmental authority or other person with respect to any violation of or claimed or potential liability of any kind under any Environmental Law (including, without limitation, any letter, notice or inquiry from any person or governmental entity informing SBB that it is or may be liable in any way under any Environmental Law, or requesting information to enable such a determination to be made).

      (e) As used in this Section 4.19, the term "SBB Property" or "SBB Properties" shall include all real property currently owned or leased by SBB or any of the SBB Subsidiaries, including, but not limited to, properties that SBB or any SBB Subsidiary has foreclosed on as well as SBB&T's respective banking premises and all improvements and fixtures thereon. The phrase "to SBB's knowledge" or similar phrases as used in this Section 4.19 shall mean the current actual knowledge of executive management of SBB.

      SECTION 4.20  Regulatory Compliance

All reports, records, registrations, statements, notices and other documents or information required to be filed by SBB and the SBB Subsidiaries during the last two (2) years with any federal or state regulatory authority including, without limitation, the Federal Reserve, the FDIC, the California Commissioner and the IRS have been duly and timely filed and all information and data contained in such reports, records or other documents are true, accurate, correct and complete. Except as disclosed on Schedule 4.20, SBB and the SBB Subsidiaries are not now nor have been, within the past six (6) years subject to any memorandum of understanding, cease and desist order, written agreement or other formal administrative action with any such regulatory bodies. SBB does not believe any such regulatory bodies have any present intent to place SBB or the SBB Subsidiaries under any new administrative action. Except as set forth on
Schedule 4.20, there are no actions or proceedings pending or threatened against SBB or any SBB Subsidiary by or before any such regulatory bodies or any other nation, state or subdivision thereof, or any other entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

      SECTION 4.21  Securities and Exchange Commission Reports

SBB has previously made available to Pacific an accurate and complete copy of each (a) final registration statement, prospectus, report, schedule and definitive proxy statement filed since January 1, 1995 by SBB with the S.E.C. pursuant to the Securities Act or the Exchange Act, and prior to the date hereof (the "SBB Reports"), and (b) communication mailed by SBB to its shareholders since January 1, 1995 and prior to the date hereof, and no such registration statement, prospectus, report, schedule, proxy statement or communication contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances in which they were made, not misleading, except that information as of a later date shall be deemed to modify information as of an earlier date. Since January 1, 1995, SBB has timely filed all SBB Reports and other documents required to be filed by it under the Securities Act and the Exchange Act, and, as of their respective dates, all SBB Reports complied in all material respects with the published rules and regulations of the S.E.C. with respect thereto.

      SECTION 4.22  Absence of Certain Business Practices

Except as set forth on Schedule 4.22, neither SBB, the SBB Subsidiaries nor any officer, employee or agent of SBB or the SBB Subsidiaries, nor any other person acting on their behalf, has, directly or indirectly, within the past ten
(10) years, given or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other person who is or may be in a position to help or hinder the business of SBB as a whole (or assist SBB in connection with any actual or proposed transaction) that (i) would subject SBB or any of the SBB Subsidiaries to any damage or penalty in any civil, criminal or governmental litigation or proceeding, (ii) if not given in the past, would have resulted in a Material Adverse Change with respect to SBB, or (iii) if not continued in the future, would result in a Material Adverse Change with respect to SBB or would subject SBB to suit or penalty in any private or governmental litigation or proceeding.

      SECTION 4.23  Registration Statement; Joint Proxy Statement/Prospectus

None of the information supplied or to be supplied by SBB or any of its directors, officers, employees or agents for inclusion in the Registration Statement (as defined in Section 5.03(c)) or the Joint Proxy Statement/Prospectus (as defined in Section 5.03(c)), or any amendment thereof or supplement thereto, will be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, or at the time of the Pacific Shareholders' Meeting and the SBB Shareholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Pacific Shareholders' Meeting and the SBB Shareholders' Meeting. All documents that SBB is responsible for filing with any regulatory or governmental agency in connection with the Merger will comply in all material respects with the provisions of applicable law.

      SECTION 4.24  Pooling of Interests

As of the date of this Agreement, SBB has no reason to believe that the Merger will not qualify as a "pooling of interests" for accounting purposes.

      SECTION 4.25  Books Records

The minute books, stock certificate books and stock transfer ledgers of SBB and the SBB Subsidiaries (i) have been kept accurately in the ordinary course of business, (ii) are complete and correct in all material respects,
(iii) reflect transactions representing bona fide transactions, and (iv) do not fail to reflect transactions involving the business of SBB or the SBB Subsidiaries that were required to have been set forth therein and that have not been accurately so set forth.

      SECTION 4.26  Forms of Instruments, Etc.

SBB will make available to Pacific upon written request copies of all standard forms of notes, mortgages, deeds of trust and other routine documents of a like nature used on a regular and recurring basis by SBB and the SBB Subsidiaries in the ordinary course of their businesses.

      SECTION 4.27  Fiduciary Responsibilities

Except as disclosed in Schedule 4.27, SBB and the SBB Subsidiaries have performed in all material respects all of their duties as a trustee, custodian, guardian or as an escrow agent in a manner that complies in all material respects with all applicable laws, regulations, orders, agreements, instruments and common law standards.

      SECTION 4.28  Guaranties

None of the obligations or liabilities of SBB or the SBB Subsidiaries are guaranteed by any other person, firm or corporation, nor is any outstanding obligation or liability of any other person, firm or corporation guaranteed by SBB or the SBB Subsidiaries, except in the ordinary course of business, according to prudent business practices and in compliance with applicable law.

      SECTION 4.29  Voting Trust or Buy-Sell Agreements

SBB is not aware of any agreement between or among any of its shareholders relating to a right of first refusal with respect to the purchase or sale by any such shareholder of capital stock of SBB or any voting agreement or voting trust with respect to shares of capital stock of SBB.

      SECTION 4.30  Employee Relationships

SBB and the SBB Subsidiaries (including their respective officers and directors while acting in such capacities) has complied in all material respects with all applicable laws relating to its relationships with its employees, and SBB believes that the relationships between SBB, including the SBB Subsidiaries (including their respective officers and directors while acting in such capacities) and its employees are good. To the knowledge of SBB, no key executive officer or manager of any of the operations operated by SBB and the SBB Subsidiaries or any group of employees of SBB and the SBB Subsidiaries have any present plans to terminate their employment with SBB or any SBB Subsidiary. Neither SBB nor any of the SBB Subsidiaries is a party to any oral or written contracts or agreements granting benefits or rights to employees or any collective bargaining agreement or to any conciliation agreement with the Department of Labor, the Equal Employment Opportunity Commission or any federal, state or local agency that requires equal employment opportunities or affirmative action in employment. There are no unfair labor practice complaints pending against SBB, including any of the SBB Subsidiaries, before the National Labor Relations Board and no similar claims pending before any similar state, local or foreign agency. There is no activity or proceeding of any labor organization (or representative thereof) or employee group to organize any employees of SBB, including any SBB Subsidiary, nor of any strikes, slowdowns, work stoppages, lockouts or threats thereof, by or with respect to any such employees. SBB and the SBB Subsidiaries are in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and neither SBB nor any of the SBB Subsidiaries are engaged in any unfair labor practice.



      SECTION 4.31  Employee Benefit Plans

      (a) Set forth on Schedule 4.31 is a complete and correct list of all "employee benefit plans" (as defined in ERISA), all specified fringe benefit plans as defined in Section 6039D of the Code, and all other bonus, incentive, compensation, deferred compensation, profit sharing, stock option, stock appreciation right, stock bonus, stock purchase, employee stock ownership, savings, severance, supplemental unemployment, layoff, salary continuation, retirement, pension, health, life insurance, disability, group insurance, vacation, holiday, sick leave, fringe benefit or welfare plan or any other similar plan, agreement, policy or understanding (whether written or oral, qualified or nonqualified, currently effective or terminated), and any trust, escrow or other agreement related thereto, which (a) is maintained or contributed to by SBB or any SBB Subsidiary, or with respect to which SBB and the SBB Subsidiaries has any liability, and (b) provides benefits, or describes policies or procedures applicable to any officer, employee, service provider, former officer or former employee of SBB or any SBB Subsidiary, or the dependents of any such person, regardless of whether funded (the "SBB Employee Plans").

      (b) No SBB Employee Plan is a defined benefit plan within the meaning of section 3(35) of ERISA. SBB has delivered or made available to Pacific true, accurate and complete copies of the documents comprising each SBB Employee Plan, and such other documents, records or other materials related thereto reasonably requested by Pacific To the best knowledge of SBB, there have been no prohibited transactions, breaches of fiduciary duty or any other breaches or violations of any law applicable to the SBB Employee Plans that would subject SBB to any liabilities. Each SBB Employee Plan intended to be qualified under section 401(a) of the Code has a current favorable determination letter and, to the best knowledge of SBB, has been operated in compliance with applicable law and in accordance with its terms. There are no pending claims, lawsuits or actions relating to any SBB Employee Plan (other than ordinary course claims for benefits) and, to the best knowledge of SBB, none are threatened. No written or oral representations have been made to any employee or former employee of SBB or the SBB Subsidiaries promising or guaranteeing any employer payment or funding for the continuation of medical, dental, life or disability coverage for any period of time beyond the end of the current plan year (except to the extent of coverage required under section 4980B of the Code). SBB is in compliance with FAS 106. Except as required in connection with qualified plan amendments required by tax law changes, the consummation of the transactions contemplated by this Agreement will not accelerate the time of payment or vesting, or increase the amount, of compensation due to any employee, officer, former employee or former officer of SBB or any SBB Subsidiary.

      (c) With respect to each "employee benefit plan" (as defined in ERISA) maintained or contributed to or required to be contributed to, currently or in the past, by any trade or business with which SBB is required by any of the rules contained in the Code or ERISA to be treated as a single employer (the "Controlled Group Plans"):

      (i) To the knowledge of SBB, all Controlled Group Plans that are "group health plans" (as defined in the Code and ERISA) have been operated to the Closing in a manner so as to not subject SBB to any material liability under Section 4980B of the Code; and

      (ii) There is no Controlled Group Plan that is a defined benefit plan (as defined in Section 3(35) of ERISA), nor has there been in the last five (5) calendar years.

      (iii) There is no Controlled Group Plan that is a "multiple employer plan" or "multiemployer plan" (as either such term is defined in ERISA), nor has there been in the last five (5) calendar years.

      SECTION 4.32  Interest Rate Risk Management Instruments

All interest rate swaps, caps, floors and option agreements and other interest rate risk management arrangements, whether entered into for the account of SBB or any SBB Subsidiary or for the account of a customer of SBB or any SBB Subsidiary, were entered into in the ordinary course of business and, to SBB's knowledge, in accordance with prudent banking practice and applicable rules, regulations and policies of any regulatory authority and with counterparites believed to be financially responsible at the time and are legal, valid and binding obligations of SBB or an SBB Subsidiary enforceable in accordance with their terms (except as may be limited by bankruptcy, insolvency, moratorium, reorganization or similar laws affecting the rights of creditors generally and the availability of equitable remedies), and are in full force and effect. SBB and each SBB Subsidiary have duly performed in all material respects all of their material obligations thereunder to the extent that such obligations to perform have accrued; and, to SBB's knowledge, there are no material breaches, violations or defaults or allegations or assertions of such by any party thereunder.

      SECTION 4.33  Year 2000

      (a) To the best of SBB's knowledge, SBB and SBB&T are in compliance with those certain guidances and statements issued by the FFIEC in connection with the century date change that will take place on January 1, 2000, which guidances are dated as of June 1996, May 5, 1997, December 17, 1997, March 17, 1998, April 10, 1998, and May 13, 1998 (together with any subsequent FFIEC issuances on the Year 2000, the "Interagency Statements"). SBB and SBB&T have:

            (i) Inventoried and assessed the technologies it uses, particularly its computer hardware and software, to identify potential problems areas related to the Year 2000;

            (ii) Developed and implemented a Year 2000 Plan, including comprehensive testing plans, to prepare its "mission critical" information technology to: (a) process date/time data accurately and without interruption (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the years 1999 and 2000, and leap year calculations; (b) respond to two-digit year-date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; and (c) store and provide output of date information in ways that are unambiguous as to century; and

            (iii) Commenced the development of, and by September 30, 1998 will have completed the development of, contingency plans to ensure continuity of business in the event of: (a) failure to complete any tasks required by the Year 2000 Plan, such as remediation or validation; or (b) any externally caused business interruption related to the century date change.

            (iv) Taken commercially reasonable steps to investigate and test the ability of its "mission critical" information technology to share and exchange date/time data accurately and without interruption or material delay with its key vendors and suppliers.

      (b) If SBB and SBB&T have been examined by federal or state regulators for Year 2000 readiness, neither has received a rating that would cause delay or denial of any regulatory approval of this Agreement and the transactions contemplated hereby.

      (c) SBB's estimate of the out-of -pocket expenses payable to third parties to complete its consolidated Year 2000 Compliance efforts is not in excess of $1,300,000.

      SECTION 4.34  Representations Not Misleading

To SBB's knowledge, all material facts relating to the business operations, properties, assets, liabilities (contingent or otherwise) and financial condition of SBB and the SBB Subsidiaries have been disclosed to Pacific in or in connection with this Agreement. No representation or warranty by SBB contained in this Agreement, nor any statement, exhibit or schedule furnished to Pacific by SBB under and pursuant to, or in anticipation of or in connection with, this Agreement, contains or will contain on the Closing Date any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances under which it was or will be made, not misleading and such representations and warranties would continue to be true and correct following disclosure to any governmental authority having jurisdiction over SBB or its properties of the facts and circumstances upon which they were based. Except as disclosed herein, there is no matter that materially adversely affects SBB or SBB's ability to perform the transactions contemplated by this Agreement or the other agreements contemplated hereby, or to the knowledge of SBB, will in the future result in a Material Adverse Change with respect to SBB, other than general economic conditions. No information material to the Merger and that is necessary to make the representations and warranties herein contained not misleading, has been withheld by SBB.


                                  ARTICLE V.
                             COVENANTS OF PACIFIC

      Pacific hereby makes the covenants set forth in this Article V to SBB.

      SECTION 5.01  Best Efforts

Pacific will use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the consummation of the transactions contemplated hereby in accordance with the terms and conditions of this Agreement.

      SECTION 5.02  Merger Agreement

Pacific will, as soon as practicable after the execution of this Agreement, duly authorize and enter into the Merger Agreement, the form of which is attached hereto as Exhibit "A", and perform all of its obligations thereunder.

      SECTION 5.03  Submission of Merger to Shareholders

      Pacific shall:
            (a) Duly call, give notice of, convene and hold, on a date mutually selected by Pacific and SBB, a meeting of its shareholders (the "Pacific Shareholders' Meeting") as soon as practicable for the purpose of approving and adopting the Merger and the Merger Agreement and the transactions contemplated hereby and thereby as required by the GCL;

            (b) Not impose a requirement that the holders of more than the minimum required percentage (as set forth in Pacific's current Articles of Incorporation, current Bylaws or pursuant to provisions of the GCL requiring the lowest percentage vote) of the Pacific Common Stock entitled to vote on the Merger and the Merger Agreement approve the Merger and the Merger Agreement;

            (c) Cooperate and assist SBB in (i) preparing a Registration Statement on Form S-4 relating to the shares of SBB Common Stock to be issued to the Shareholders of Pacific as the Merger Consideration (the "Registration Statement") and a Joint Proxy Statement/Prospectus, including letter to shareholders, notice of special meeting, proxy statement and form of proxy (collectively, the "Joint Proxy Statement/Prospectus") and (ii) filing the Registration Statement and the Joint Proxy Statement/Prospectus (forming a part of the Registration Statement) with the S.E.C., including furnishing to SBB all information concerning Pacific that SBB may reasonably request in connection with preparation of such Registration Statement and Joint Proxy Statement/Prospectus;

            (d) Subject to the fiduciary duties of the Pacific Board of Directors to the shareholders of Pacific, (i) include in the Joint Proxy Statement/Prospectus the recommendation of the Pacific Board of Directors that the shareholders of Pacific vote in favor of the approval and adoption of the Merger and the Merger Agreement and the transactions contemplated hereby and thereby, (ii) use its best efforts to obtain such shareholder approval of the Merger and the Merger Agreement, and (iii) perform such other acts as may reasonably be requested by SBB to ensure that such shareholder approval of the Merger and the Merger Agreement is obtained; and

            (e) Cause the Joint Proxy Statement/Prospectus to be mailed to the shareholders of Pacific as soon as practicable.

      SECTION 5.04  Information for Applications and Statements

Pacific will promptly, but in no event later than ten (10) business days after receipt of a request by SBB, furnish to SBB all information, data and documents concerning Pacific, including, but not limited to, financial statements, required for inclusion in any application or statement to be made by SBB to, or filed by SBB with, any governmental body in connection with the transactions contemplated by this Agreement (including the Registration Statement and the Joint Proxy Statement/Prospectus), or in connection with any other transactions during the pendency of this Agreement, and Pacific represents and warrants that all information so furnished for such statements and applications shall be true and correct in all material respects and shall not omit any material fact required to be stated therein or necessary to make the statements made, in light of the circumstances under which they were made, not misleading. Pacific shall otherwise fully cooperate with SBB in the filing of any applications or other documents necessary to consummate the transactions contemplated by this Agreement.

      SECTION 5.05  Required Acts of Pacific

Prior to the Closing, Pacific shall, and, as applicable, shall cause the Pacific Subsidiaries to, unless otherwise permitted in writing by SBB:

            (a) Operate only in the ordinary course of business and consistent with prudent banking practices;

            (b) Except as required by prudent business practices, use all reasonable efforts to preserve its business organization intact and to retain its present customers, depositors and employees, and to maintain all offices, machinery, equipment, materials, supplies, inventories, vehicles and other properties owned, leased or used by it (whether under its control or the control of others), in good operating condition and repair, ordinary wear and tear excepted;

            (c) Perform all of its obligations under contracts, leases and documents relating to or affecting its assets, properties and business, except such obligations as Pacific may in good faith reasonably dispute;

            (d) Maintain in full force and effect all insurance policies now in effect or renewals thereof and, except as required by prudent business practices that do not jeopardize insurance coverage, give all notices and present all claims under all insurance policies in due and timely fashion, and Pacific and the Pacific Subsidiaries shall have the authority to purchase a rider to Pacific's existing policy of directors' and officers' liability insurance providing for the continuation of coverage provided by such policy for a period of 36 months following the Effective Date with respect to actions occurring prior to the Effective Date to the extent that such coverage is obtainable for an aggregate premium not to exceed $125,000;

            (e) File all reports required to be filed with governmental authorities and observe and conform, in all material respects, to all applicable laws, rules, regulations, ordinances, codes, orders, licenses and permits, except those being contested in good faith by appropriate proceedings;

            (f) Timely file all tax returns required to be filed by it and promptly pay all taxes, assessments, governmental charges, duties, penalties, interest and fines that become due and payable, except those being contested in good faith by appropriate proceedings;

            (g) Withhold from each payment made to each of its employees the amount of all taxes (including, but not limited to, federal income taxes, FICA taxes and state and local income and wage taxes) required to be withheld therefrom and pay the same to the proper tax receiving officers; and

            (h) Account for all transactions and prepare all financial statements of Pacific in accordance with GAAP (unless otherwise instructed by RAP in which instance account for such transaction in accordance with
      RAP).

      SECTION 5.06  Prohibited Acts of Pacific

Prior to the Closing, Pacific and, as applicable, the Pacific Subsidiaries shall not, without the prior written consent of SBB:

            (a) Take any action that would reasonably be anticipated to result in a Material Adverse Change with respect to Pacific;

            (b) Take or fail to take any action that would cause or permit the representations and warranties made in Article III hereof to be inaccurate at the time of the Closing or preclude Pacific from making such representations and warranties at the time of the Closing;

            (c) Change its Articles of Incorporation or Bylaws or its authorized capital stock, or change the Articles of Association, Bylaws or authorized capital stock of any Pacific Subsidiary;

            (d) Except as explicitly permitted hereunder or in accordance with applicable law, engage in any transaction with any affiliated person or allow such persons to acquire any assets from Pacific or any Pacific Subsidiary except in the form of wages, salaries, fees for legal services and reimbursement of expenses and by loans secured by liquid collateral having a fair market value at least equal to the principal balance due on such loan to its officers, directors and employees in the ordinary course of business;

            (e) Discharge or satisfy any lien, charge or encumbrance or pay any obligation or liability, whether absolute or contingent, due or to become due, except in the ordinary course of business consistent with prudent banking practices and except for liabilities incurred in connection with the transactions contemplated hereby;

            (f) Except as provided in Section 5.21, declare or make any payment of dividends or other distributions to its shareholder, or purchase, retire or redeem, or obligate itself to purchase, retire or redeem, any of its shares of capital stock or other securities;

            (g) Issue, reserve for issuance, grant, sell or authorize the issuance of any shares of its capital stock or other securities or subscriptions, options, warrants, calls, rights or commitments of any kind relating to the issuance thereto (except for the issuance of Pacific Common Stock pursuant to the valid exercise of Pacific Stock Options, as defined in Section 6.17 hereof, which are outstanding on the date of this Agreement);

            (h) Grant any new stock options or accelerate the vesting of any existing stock options, except as provided in this Agreement;

            (i) Accelerate the vesting of pension or other benefits in favor of employees of Pacific or any Pacific Subsidiary;

            (j) Acquire any capital stock or other equity securities or acquire any equity or ownership interest in any bank, corporation, partnership or other entity (except (i) through settlement of indebtedness, foreclosure, or the exercise of creditors' remedies or (ii) in a fiduciary capacity, the ownership of which does not expose it to any liability from the business, operations or liabilities of such person);

            (k) Mortgage, pledge or subject to lien or charge, or grant any security interest or any other encumbrance or restriction any of its property, business or assets, tangible or intangible except in the ordinary course of business and consistent with prudent banking practices;

            (l) Sell, transfer, lease to others or otherwise dispose of any of its assets or cancel or compromise any debt or claim, or waive or release any right or claim of material value, except in the ordinary course of business and consistent with past practices and safe and sound banking principles;

            (m) Make any change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or pay or agree or orally promise to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to or for the benefit of any of its shareholders, directors, officers, employees or agents, or enter into any employment or consulting contract (other than as contemplated by this Agreement) or other agreement with any director, officer or employee or adopt, amend in any material respect or terminate any pension, employee welfare, retirement, stock purchase, stock option, stock appreciation rights, termination, severance, income protection, golden parachute, savings or profit-sharing plan (including trust agreements and insurance contracts embodying such plans), any deferred compensation, or collective bargaining agreement, any group insurance contract or any other incentive, welfare or employee benefit plan or agreement maintained by it for the benefit of its directors, employees or former employees, except (i) employee severance benefits contemplated by
      Section 12.16 of this Agreement, and (ii) in the ordinary course of business and consistent with past practices and safe and sound banking principles;

            (n) Except for improvements or betterments relating to Pacific Properties, make any capital expenditures or capital additions or betterments in excess of an aggregate of $1,000,000;

            (o) Hire or employ any person as a replacement for an existing position with an annual salary equal to or greater than $60,000 or hire or employ any person for any newly created position;

            (p) Sell or knowingly dispose of, or otherwise divest itself of the ownership, possession, custody or control, of any corporate books or records of any nature that, in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period;

            (q) Make any, or acquiesce with any, change in any accounting methods, principles or material practices, except as required by changes in GAAP as concurred in by Pacific's independent auditors;

            (r) Sell any investment securities in a transaction involving a book gain or loss of more than $100,000 on such sale or purchase any investment securities other than purchases of U.S. Treasury securities with a maturity of two years or less (and only after giving notice to SBB of any purchases in excess of $5,000,000);

            (s) Make, renew, extend the maturity of, or alter any of the material terms of any loan, other than classified loans (which are addressed in Section 5.06(t), to any single borrower and his or her related interests in excess of the principal amount of $2,000,000; provided, however, that SBB shall be deemed to have given its consent under this Section 5.06(s) unless SBB objects to such transaction no later than 48 hours (weekends and bank holidays shall not count) after actual receipt by SBB of all information relating to the making, renewal or alteration of such loan;

            (t) Make, renew, extend the maturity of, or alter any of the material terms of any classified loan to any single borrower and his or her related interests in excess of the principal amount of $250,000; provided, however, that SBB shall be deemed to have given its consent under this Section 5.06(t) unless SBB objects to such transaction no later than 48 hours (weekends and bank holidays shall not count) after actual receipt by SBB of all information relating to the making, renewal or alteration of such loan; or

            (u) Create any new branches or enter into any acquisitions or leases of real property, including both new leases and lease extensions.

      SECTION 5.07  Access; Pre-Closing Investigation

Subject to the provisions of Article XI, Pacific shall afford the officers, directors, employees, attorneys, accountants, investment bankers and authorized representatives of SBB full access to the properties, books, contracts and records of Pacific and the Pacific Subsidiaries, permit SBB to make such inspections (including without limitation with regard to such properties physical inspection of the surface and subsurface thereof and any structure thereon pursuant to Section 5.15) as they may require and furnish to SBB during such period all such information concerning Pacific and the Pacific Subsidiaries and its affairs as SBB may reasonably request, in order that SBB may have full opportunity to make such reasonable investigation as it shall desire to make of the affairs of Pacific and the Pacific Subsidiaries, including, without limitation, access sufficient to verify the absence of any Material Adverse Change with respect to Pacific, the accuracy of the representations and warranties made by Pacific in this Agreement, the value of the assets and the liabilities of Pacific and the satisfaction of the conditions precedent to SBB's obligations described in Article VIII of this Agreement. SBB shall use its best efforts not to disrupt the normal business operations of the Pacific and the Pacific Subsidiaries. Pacific agrees at any time, and from time to time, to furnish to SBB as soon as practicable, any additional information that SBB may reasonably request.

      SECTION 5.08  Director and Committee Meetings

Pacific shall give notice to two (2) designees of SBB and shall invite such persons to attend all regular and special meetings of the Board of Directors of Pacific and all regular and special meetings of any board or senior management committee of Pacific, provided, however, that Pacific reserves the right to exclude such invitees from any portion of any such meeting at any time. Such invitees shall be designated by SBB subject to the consent of Pacific, which consent shall not be unreasonably withheld. In addition, Pacific shall provide SBB with copies of the minutes of all regular and special meetings of the Board of Directors of Pacific and minutes of all regular and special meetings of any board or senior management committee of Pacific (except portions of such minutes which are devoted to the discussion of this Agreement or the Merger or which, upon the advise of counsel, are otherwise privileged). Copies of such minutes shall be provided to SBB within five (5) business days following the date of such meeting.

      SECTION 5.09  Additional Financial Statements

Pacific shall promptly furnish SBB with true and complete copies of (i)
Call Reports of each of the Subsidiary Banks for the quarter ended June 30, 1998 and each quarter thereafter until the Effective Date, (ii) monthly directors' reports of Pacific, and (iii) unaudited month-end financial statements of Pacific.

      SECTION 5.10  Untrue Representations

Pacific shall promptly notify SBB in writing if Pacific becomes aware of any fact or condition that makes untrue, or shows to have been untrue, in any material respect, any schedule or any other information furnished to SBB or any representation or warranty made in or pursuant to this Agreement or that results in Pacific's failure to comply with any covenant, condition or agreement contained in this Agreement.

      SECTION 5.11  Litigation and Claims

Pacific shall promptly notify SBB in writing of any litigation, or of any claim, controversy or contingent liability that is expected to become the subject of litigation, against Pacific or any Pacific Subsidiary or affecting any of their respective properties if such litigation or potential litigation would, in the event of an unfavorable outcome, result in a Material Adverse Change with respect to Pacific, and Pacific shall promptly notify SBB of any legal action, suit or proceeding or judicial, administrative or governmental investigation, pending or, to the knowledge of Pacific, threatened against Pacific or any Pacific Subsidiary that questions or is likely to question the validity of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement or any actions taken or to be taken by Pacific pursuant hereto or thereto or seeks to enjoin or otherwise restrain the transactions contemplated hereby or thereby.

      SECTION 5.12  Adverse Changes

Pacific shall promptly notify SBB in writing if any change or development shall have occurred or, to the knowledge of Pacific, been threatened (or any development shall have occurred or been threatened involving a prospective change) in the business, financial condition, operations or prospects of Pacific or the Pacific Subsidiaries that has or may reasonably be expected to have or lead to a Material Adverse Change with respect to Pacific or that would adversely affect, prevent or delay the obtaining of any regulatory approval for the consummation of the transactions contemplated by this Agreement. Notwithstanding the disclosure to SBB of any such change, Pacific shall not be relieved of any liability to SBB pursuant to this Agreement for, nor shall the providing of such information by Pacific to SBB be deemed a waiver by SBB of, the breach of any representation or warranty of Pacific contained in this Agreement.

      SECTION 5.13  No Negotiation with Others

Until the Effective Date or the earlier termination of this Agreement, Pacific shall not, directly or indirectly, nor shall it permit any of its officers, directors, employees, representatives or agents to, directly or indirectly: (i) encourage, solicit or initiate discussions or negotiations with, or (ii) except upon advice of counsel to the extent required to fulfill the fiduciary duties owed to the shareholders of Pacific, entertain, discuss or negotiate with, or provide any information to, or cooperate with, any corporation, partnership, person or other entity or group (other than SBB or its Affiliates or associates or officers, partners, employees or other authorized representatives of SBB or such Affiliates or associates) concerning any merger, tender offer or other takeover offer, sale of substantial assets, sale of shares of capital stock or similar transaction involving Pacific. As soon as practicable following receipt of any unsolicited written offer, Pacific will communicate to SBB the terms of any proposal or request for information.

      SECTION 5.14  Consents and Approvals

Pacific shall use its best efforts to obtain at the earliest practicable time all consents and approvals from third parties necessary to consummate the transactions contemplated by this Agreement.

      SECTION 5.15  Environmental Investigation; Right to Terminate Agreement

      (a) SBB and its consultants, agents and representatives shall have the right, to the same extent that Pacific has such right, but not the obligation or responsibility, to inspect any Pacific Property, including, without limitation, conducting asbestos surveys and sampling, environmental assessments and investigation, and other environmental surveys and analyses including soil and ground sampling ("Environmental Inspections") at any time on or prior to the date which is forty-five (45) calendar days from the date of this Agreement. SBB shall notify Pacific prior to any physical inspections of the Pacific Property, and Pacific may place reasonable restrictions on the time of such inspections. If, as a result of any such Environmental Inspection, further investigation ("secondary investigation") including, without limitation, test borings, soil, water and other sampling is deemed desirable by SBB, SBB shall (i) notify Pacific of any Pacific Property for which it intends to conduct such a secondary investigation and the reasons for such secondary investigation, and (ii) commence such secondary investigation, on or prior to the date which is sixty
(60) calendar days from the date of this Agreement. SBB shall give reasonable notice to Pacific of such secondary investigations, and Pacific may place reasonable time and place restrictions on such secondary investigations.

      (b) SBB shall have the right to terminate this Agreement if (i) the factual substance of any warranty or representation set forth in Section 3.19 is not true and accurate; (ii) the results of such Environmental Inspection, secondary investigation or other environmental survey are disapproved by SBB because the environmental inspection, secondary investigation or other environmental survey identifies violations or potential violations of Environmental Laws; (iii) Pacific has refused to allow SBB to conduct an Environmental Inspection or secondary investigation in a manner that SBB reasonably considers necessary; (iv) the Environmental Inspection, secondary investigation or other environmental survey identifies any past or present event, condition or circumstance that would or potentially would require remedial or cleanup action by Pacific that would result in a Material Adverse Change; (v) the Environmental Inspection, secondary investigation or other environmental survey identifies the presence of any underground or above ground storage tank in, on or under any Pacific Property that is not shown to be in compliance with all Environmental Laws applicable to the tank either now or at a future time certain, or that has had a release of petroleum or some other Hazardous Material that has not been cleaned up to the satisfaction of the relevant governmental authority or any other party with a legal right to compel cleanup; or (vi) the Environmental Inspection, secondary investigation or other environmental survey identifies the presence of any asbestos-containing material in, on or under any Pacific Property, the removal of which would result in a Material Adverse Change. On or prior to the date which is ninety (90) calendar days from the date of this Agreement, SBB shall advise Pacific in writing as to whether SBB intends to terminate this Agreement in accordance with Section 9.02 because SBB disapproves of the results of the Environmental Inspection, secondary investigation or other environmental survey. Pacific shall have the opportunity to correct any objected to violations or conditions to SBB's reasonable satisfaction prior to the date which is one hundred and fifteen (115) calendar days from the date of this Agreement. In the event that Pacific fails to demonstrate its satisfactory correction of the violations or conditions to SBB, SBB may terminate the Agreement on or before the date which is one hundred and twenty-five (125) days from the date of this Agreement.

      (c) Pacific agrees to make available to SBB and its consultants, agents and representatives all documents and other material relating to environmental conditions of any Pacific Property including, without limitation, the results of other environmental inspections and surveys. Pacific also agrees that all engineers and consultants who prepared or furnished such reports may discuss such reports and information with SBB and shall be entitled to certify the same in favor of SBB and its consultants, agents and representatives and make all other data available to SBB and its consultants, agents and representatives.

      (d) For purposes of this Section, the term "Pacific Property" or "Pacific Properties" shall have the same meaning given in Section 3.19(e).

      SECTION 5.16  Restrictions on Resales

At least forty (40) days prior to the Closing Date, Pacific shall deliver to SBB a list identifying each person who may reasonably be deemed an "affiliate" of Pacific within the meaning of such term as used in Rule 145 under the Securities Act. Pacific shall obtain and deliver to SBB, not less than thirty-one (31) days prior to the Closing Date, the signed agreement, in the form of Exhibit "F" hereto (the "Shareholder Letter"), of each "affiliate" of Pacific, and of any person who may become an "affiliate" of Pacific after the date of this Agreement, regarding (i) compliance with the provisions of such Rule 145, and (ii) compliance with the requirements of Accounting Principles Board Opinion No. 16 regarding the disposition of shares of Pacific Common Stock or SBB Common Stock (or reduction of risk with respect thereto) until such time as the financial results covering at least thirty (30) days of post-Merger combined operations have been published. Pacific shall notify all "affiliates" as far in advance as is reasonably practicable of the date on which the thirty
(30) day period prior to the Closing Date is likely to begin.

      SECTION 5.17  Shareholder Lists

After the date of this Agreement, Pacific shall from time to time make available to SBB, upon request, a list of its shareholders and their addresses, a list showing all transfers of the Pacific Common Stock and such other information as SBB may reasonably request regarding both the ownership and prior transfers of the Pacific Common Stock.

      SECTION 5.18  Employee Pension Plans
Pacific agrees the employee pension plans of Pacific, including the Pacific Capital 401(k) Plan and the Pacific Employee Stock Ownership Plan (collectively, the "Pacific Pension Plans") may be frozen, modified or merged into similar employee pension plans maintained by SBB or SBB&T, including the Santa Barbara Bank & Trust Employee Stock Ownership Plan and the Santa Barbara Bank & Trust 401(k) Plan, on or after the Effective Date, as determined by the Surviving Corporation in its sole discretion, subject to compliance with applicable law, so long as any such action preserves the rights of the participants in such Pacific Pension Plans (including, without limitation, vesting rights).

      SECTION 5.19  Employee Welfare Benefit Plans

Pacific agrees that Pacific's employee welfare benefit plans, as defined in Section 3(1) of ERISA, may be terminated, modified or merged into SBB's welfare benefit plans on or after the Effective Date, as determined by the Surviving Corporation in its sole discretion, subject to compliance with applicable law so long as any such action preserves the rights of participants in such plans.

      SECTION 5.20  Director Voting

Pacific shall use its best efforts to have each of its directors agree to vote, or cause to be voted, all shares of Pacific Common Stock beneficially owned by them at the Pacific Shareholders' Meeting in favor of the Merger. Subject to such directors' fiduciary duties, each such director shall execute such documents as are reasonably necessary to evidence their determination to vote their shares of Pacific Common Stock in favor of the Merger at the Pacific Shareholders' Meeting.

      SECTION 5.21  Dividends

Pacific shall not declare, set aside or pay any dividend in respect of the Pacific Common Stock or make any other distribution to shareholders (including, without limitation, any stock dividend, dividends in kind or other distribution), whether in cash, stock or other property, after the date of this Agreement, except that Pacific may declare and pay its regular quarterly dividend on the Pacific Common Stock not to exceed $0.25 per share at approximately the same time during each quarter which it has historically declared and paid such dividend; provided, however, that Pacific and SBB shall cooperate with each other to coordinate the record and payment dates of their respective dividends for the quarter in which the Effective Date occurs such that the holders of Pacific Common Stock shall receive a quarterly dividend from either Pacific or SBB, but not from both with respect to such quarter.

      SECTION 5.22  Non-Compete Agreements

Prior to the Closing Date, Pacific shall use its best efforts to cause each of the persons identified on Exhibit "G" to enter into an agreement not to compete with the Surviving Corporation to be dated as of the Closing Date and to become effective on the Effective Date (each a "Non-Compete Agreement"). The form of the Non-Compete Agreement is attached as Exhibit "G" hereto.

      SECTION 5.23  Pooling of Interests Accounting Treatment

Pacific shall, and shall use its best efforts to cause its directors and officers to, use all commercially reasonable efforts not inconsistent with the terms of this Agreement to structure and consummate the Merger and all actions related thereto in a manner that will qualify the Merger for "pooling of interests" accounting treatment as determined by SBB's independent accounting firm and by any securities regulatory body which shall review the Registration Statement, including without limitation, the S.E.C.

      SECTION 5.24  Disclosure Schedules
Pacific agrees at or prior to the Closing to provide SBB with supplemental Schedules to be delivered by Pacific pursuant to this Agreement reflecting any material changes thereto between the date of this Agreement and the Closing Date.


                                  ARTICLE VI.
                               COVENANTS OF SBB

      SBB hereby makes the covenants set forth in this Article VI to Pacific.

      SECTION 6.01  Best Efforts

SBB will use its best efforts to perform and fulfill all conditions and obligations on its part to be performed of fulfilled under this Agreement and to cause the consummation of the transactions contemplated hereby in accordance with the terms and conditions of this Agreement.

      SECTION 6.02  Merger Agreement

SBB will, as soon as practicable after the execution of this Agreement, enter into the Merger Agreement, the form of which is attached hereto as Exhibit "A", and perform all of its obligations thereunder.

      SECTION 6.03  Regulatory Approvals and Registration Statement

      (a) SBB, with the cooperation of Pacific, shall promptly file or cause to be filed applications for all regulatory approvals required to be obtained by SBB in connection with this Agreement and the transactions contemplated hereby, including but not limited to the necessary applications for the prior approval of the Merger by the Federal Reserve under the BHCA. SBB shall use its best efforts to obtain all such regulatory approvals and any other approvals from third parties at the earliest practicable time.
      (b) SBB shall reserve and make available for issuance in connection with the Merger and in accordance with the terms of this Agreement, the SBB Common Stock for the Merger Consideration and shall, with the cooperation of Pacific, file with the S.E.C. the Registration Statement, which Registration Statement will contain the Joint Proxy Statement/Prospectus, and SBB shall use its best efforts to cause the Registration Statement to become effective. At the time the Registration Statement becomes effective, the Registration Statement shall comply in all material respects with the provisions of the Securities Act and the published rules and regulations thereunder, and shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not false or misleading, and at the time of mailing thereof to the shareholders of SBB and Pacific, at the time of the SBB Shareholders's Meeting (as defined in Section 6.04) and the Pacific Shareholders' Meeting and on the Effective Date, the Joint Proxy Statement/Prospectus included as part of the Registration Statement, as amended or supplemented by any amendment or supplement, shall not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not false or misleading.

      (c) SBB shall timely file all documents required to obtain all necessary Blue Sky permits and approvals, if any, required to carry out the transactions contemplated by this Agreement, shall pay all expenses incident thereto and shall use its best efforts to obtain such permits and approvals on a timely basis.

      (d) SBB shall promptly and properly prepare and file (i) any application required to list on Nasdaq the shares of SBB Common Stock to be issued pursuant to the Merger, and (ii) any filings required under the Exchange Act, relating to the Merger and the transactions contemplated herein.

      (e) SBB shall keep Pacific reasonably informed as to the status of such applications and filings, and SBB shall promptly furnish Pacific and its counsel with copies of all such regulatory filings and all correspondence for which confidential treatment has not been requested.

      (f) SBB shall not take any action at any time after the Effective Date which would cause the Merger not to qualify as a reorganization within the meaning of Section 368 of the Code.

      SECTION 6.04 Submission of Merger and Related Matters to Shareholders

SBB shall:
            (a) Duly call, give notice of, convene and hold, on a date mutually selected by SBB and Pacific, a meeting of its shareholders (the "SBB Shareholders' Meeting") as soon as practicable for the purpose of (i) approving and adopting the Merger and the Merger Agreement and the transactions contemplated hereby and thereby as required by the GCL, and
      (ii) approving and adopting an amendment to the Bylaws of SBB to increase the number of authorized directors who may serve on the Board of Directors of SBB to not more than fifteen (15) persons (the "Bylaw Amendment");

            (b) Not impose a requirement that the holders of more than the minimum required percentage (as set forth in SBB's current Articles of Incorporation, current Bylaws or pursuant to provisions of the GCL requiring the lowest percentage vote) of the SBB Common Stock entitled to vote on the Merger and the Merger Agreement and the Bylaw Amendment approve the Merger and the Merger Agreement and the Bylaw Amendment;

            (c) Subject to the fiduciary duties of the SBB Board of Directors to the shareholders of SBB, (i) include in the Joint Proxy Statement/Prospectus the recommendation of the SBB Board of Directors that the shareholders of SBB vote in favor of the approval and adoption of the Merger and the Merger Agreement and the transactions contemplated hereby and thereby and the Bylaw Amendment, (ii) use its best efforts to obtain such shareholder approval of the Merger and the Merger Agreement and the Bylaw Amendment, and (iii) perform such other acts as may reasonably be requested by Pacific to ensure that such shareholder approval of the Merger and the Merger Agreement and the Bylaw Amendment is obtained; and

            (d) Cause the Joint Proxy Statement/Prospectus to be mailed to the shareholders of SBB as soon as practicable.

      SECTION 6.05  Information for Applications and Statements

SBB will promptly, but in no event later than ten (10) business days after receipt of a request by Pacific, furnish to Pacific all information, data and documents concerning SBB, including, but not limited to, financial statements, required for inclusion in any application or statement to be made by Pacific to, or filed by Pacific with, any governmental body in connection with the transactions contemplated by this Agreement, or in connection with any other transactions during the pendency of this Agreement, and SBB represents and warrants that all information so furnished for such statements and applications shall be true and correct in all material respects and shall not omit any material fact required to be stated therein or necessary to make the statements made, in light of the circumstances under which they were made, not misleading. SBB shall otherwise fully cooperate with Pacific in the filing of any applications or other documents necessary to consummate the transactions contemplated by this Agreement.

      SECTION 6.06  Required Acts of SBB

Prior to the Closing, SBB shall, and, as applicable, shall cause the SBB Subsidiaries to, unless otherwise permitted in writing by Pacific:

            (a) Operate only in the ordinary course of business and consistent with prudent banking practices;

            (b) Except as required by prudent business practices, use all reasonable efforts to preserve its business organization intact and to retain its present customers, depositors and employees, and to maintain all offices, machinery, equipment, materials, supplies, inventories, vehicles and other properties owned, leased or used by it (whether under its control or the control of others), in good operating condition and repair, ordinary wear and tear excepted;

            (c) Perform all of its obligations under contracts, leases and documents relating to or affecting its assets, properties and business, except such obligations as SBB may in good faith reasonably dispute;

            (d) Maintain in full force and effect all insurance policies now in effect or renewals thereof and, except as required by prudent business practices that do not jeopardize insurance coverage, give all notices and present all claims under all insurance policies in due and timely fashion;

            (e) File all reports required to be filed with governmental authorities and observe and conform, in all material respects, to all applicable laws, rules, regulations, ordinances, codes, orders, licenses and permits, except those being contested in good faith by appropriate proceedings;

            (f) Timely file all tax returns required to be filed by it and promptly pay all taxes, assessments, governmental charges, duties, penalties, interest and fines that become due and payable, except those being contested in good faith by appropriate proceedings;

            (g) Withhold from each payment made to each of its employees the amount of all taxes (including, but not limited to, federal income taxes, FICA taxes and state and local income and wage taxes) required to be withheld therefrom and pay the same to the proper tax receiving officers; and

            (h) Account for all transactions and prepare all financial statements of SBB in accordance with GAAP (unless otherwise instructed by RAP in which instance account for such transaction in accordance with
      RAP).

      SECTION 6.07  Prohibited Acts of SBB

Prior to the Closing, SBB and, as applicable, the SBB Subsidiaries shall not, without the prior written consent of Pacific:

            (a) Take any action that would reasonably be anticipated to result in a Material Adverse Change with respect to SBB;

            (b) Take or fail to take any action that would cause or permit the representations and warranties made in Article IV hereof to be inaccurate at the time of the Closing or preclude SBB from making such representations and warranties at the time of the Closing;

            (c) Except as contemplated by this Agreement, change its Articles of Incorporation or Bylaws or its authorized capital stock, or change the Articles of Incorporation, Bylaws or authorized capital stock of any SBB Subsidiary;

            (d) Except as explicitly permitted hereunder or in accordance with applicable law, engage in any transaction with any affiliated person or allow such persons to acquire any assets from SBB or any SBB Subsidiary except in the form of wages, salaries, fees for legal services and reimbursement of expenses and by loans secured by liquid collateral having a fair market value at least equal to the principal balance due on such loan to its officers, directors and employees in the ordinary course of business;

            (e) Discharge or satisfy any lien, charge or encumbrance or pay any obligation or liability, whether absolute or contingent, due or to become due, except in the ordinary course of business consistent with prudent banking practices and except for liabilities incurred in connection with the transactions contemplated hereby;

            (f) Except as provided in Section 6.19, declare or make any payment of dividends or other distributions to its shareholder, or purchase, retire or redeem, or obligate itself to purchase, retire or redeem, any of its shares of capital stock or other securities;

            (g) Except as required pursuant to the terms of this Agreement, and except for the issuance of SBB Common Stock pursuant to the valid exercise of SBB Stock Options, as defined in Section 4.03 hereof, which are outstanding on the date of this Agreement, issue, reserve for issuance, grant, sell or authorize the issuance of any shares of its capital stock or other securities or subscriptions, options, warrants, calls, rights or commitments of any kind relating to the issuance thereto;

            (h) Grant any new stock options or accelerate the vesting of any existing stock options, except as provided in this Agreement;

            (i) Accelerate the vesting of pension or other benefits in favor of employees of SBB or any SBB Subsidiary;

            (j) Acquire any capital stock or other equity securities or acquire any equity or ownership interest in any bank, corporation, partnership or other entity (except (i) through settlement of indebtedness, foreclosure, or the exercise of creditors' remedies or (ii) in a fiduciary capacity, the ownership of which does not expose it to any liability from the business, operations or liabilities of such person);

            (k) Mortgage, pledge or subject to lien or charge, or grant any security interest or any other encumbrance or restriction any of its property, business or assets, tangible or intangible except in the ordinary course of business and consistent with prudent banking practices;

            (l) Sell, transfer, lease to others or otherwise dispose of any of its assets or cancel or compromise any debt or claim, or waive or release any right or claim of material value, except in the ordinary course of business and consistent with past practices and safe and sound banking principles;

            (m) Make any change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or pay or agree or orally promise to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to or for the benefit of any of its shareholders, directors, officers, employees or agents, or enter into any employment or consulting contract (other than as contemplated by this Agreement) or other agreement with any director, officer or employee or adopt, amend in any material respect or terminate any pension, employee welfare, retirement, stock purchase, stock option, stock appreciation rights, termination, severance, income protection, golden parachute, savings or profit-sharing plan (including trust agreements and insurance contracts embodying such plans), any deferred compensation, or collective bargaining agreement, any group insurance contract or any other incentive, welfare or employee benefit plan or agreement maintained by it for the benefit of its directors, employees or former employees, except in the ordinary course of business and consistent with past practices and safe and sound banking principles;

            (n) Except for improvements or betterments relating to SBB Properties, make any capital expenditures or capital additions or betterments in excess of an aggregate of $2,000,000;

            (o) Hire or employ any person as a replacement for an existing position with an annual salary equal to or greater than $120,000;

            (p) Sell or knowingly dispose of, or otherwise divest itself of the ownership, possession, custody or control, of any corporate books or records of any nature that, in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period;

            (q) Make any, or acquiesce with any, change in any accounting methods, principles or material practices, except as required by changes in GAAP as concurred in by SBB's independent auditors;

            (r) Make, renew, extend the maturity of, or alter any of the material terms of any loan, other than classified loans (which are addressed in Section 6.07(s), to any single borrower and his or her related interests in excess of the principal amount of $4,000,000; provided, however, that Pacific shall be deemed to have given its consent under this Section 6.07(r) unless Pacific objects to such transaction no later than 48 hours (weekends and bank holidays shall not count) after actual receipt by Pacific of all information relating to the making, renewal or alteration of such loan; or

            (s) Make, renew, extend the maturity of, or alter any of the material terms of any classified loan to any single borrower and his or her related interests in excess of the principal amount of $500,000; provided, however, that Pacific shall be deemed to have given its consent under this Section 6.07(s) unless Pacific objects to such transaction no later than 48 hours (weekends and bank holidays shall not count) after actual receipt by Pacific of all information relating to the making, renewal or alteration of such loan.

      SECTION 6.08  Access; Pre-Closing Investigation

Subject to the provisions of Article XI, SBB shall afford the officers, directors, employees, attorneys, accountants, investment bankers and authorized representatives of Pacific full access to the properties, books, contracts and records of SBB and the SBB Subsidiaries, permit Pacific to make such inspections as they may require and furnish to Pacific during such period all such information concerning SBB and the SBB Subsidiaries and its affairs as Pacific may reasonably request, in order that Pacific may have full opportunity to make such reasonable investigation as it shall desire to make of the affairs of SBB and the SBB Subsidiaries, including, without limitation, access sufficient to verify the absence of any Material Adverse Change with respect to SBB, the accuracy of the representations and warranties made by SBB in this Agreement, the value of the assets and the liabilities of SBB and the satisfaction of the conditions precedent to Pacific's obligations described in Article VII of this Agreement. Pacific shall use its best efforts not to disrupt the normal business operations of the SBB and the SBB Subsidiaries. SBB agrees at any time, and from time to time, to furnish to Pacific as soon as practicable, any additional information that Pacific may reasonably request.

      SECTION 6.09  Director and Committee Meeting

SBB shall give notice to two (2) designees of Pacific and shall invite such persons to attend all regular and special meetings of the Board of Directors of SBB and all regular and special meetings of any board or senior management committee of SBB, provided, however, that SBB reserves the right to exclude such invitees from any portion of any such meeting at any time. Such invitees shall be designated by Pacific subject to the consent of SBB, which consent shall not be unreasonably withheld. In addition, SBB shall provide Pacific with copies of the minutes of all regular and special meetings of the Board of Directors of SBB and minutes of all regular and special meetings of all regular and special meetings of any board or senior management committee of SBB (except portions of such minutes which are devoted to the discussion of this Agreement or the Merger or which, upon the advise of counsel, are otherwise privileged). Copies of such minutes shall be provided to Pacific within five (5) business days following the date of such meeting.

      SECTION 6.10  Additional Financial Statements

SBB shall promptly furnish Pacific with true and complete copies of (i)
Call Reports of SBB&T for the quarter ended June 30, 1998 and each quarter thereafter until the Effective Date, (ii) monthly directors' reports of SBB, and
(iii) unaudited month-end financial statements of SBB.

      SECTION 6.11  Untrue Representations

SBB shall promptly notify Pacific in writing if SBB becomes aware of any fact or condition that makes untrue, or shows to have been untrue, in any material respect, any schedule or any other information furnished to Pacific or any representation or warranty made in or pursuant to this Agreement or that results in SBB's failure to comply with any covenant, condition or agreement contained in this Agreement.

      SECTION 6.12  Litigation and Claims

SBB shall promptly notify Pacific in writing of any litigation, or of any claim, controversy or contingent liability that is expected to become the subject of litigation, against SBB or any SBB Subsidiary or affecting any of their respective properties if such litigation or potential litigation would, in the event of an unfavorable outcome, result in a Material Adverse Change with respect to SBB, and SBB shall promptly notify Pacific of any legal action, suit or proceeding or judicial, administrative or governmental investigation, pending or, to the knowledge of SBB, threatened against SBB or any SBB Subsidiary that questions or might question the validity of this Agreement or the agreements contemplated hereby, including, but not limited to, the Merger Agreement, or any actions taken or to be taken by SBB pursuant hereto or thereto or seeks to enjoin or otherwise restrain the transactions contemplated hereby or thereby.

      SECTION 6.13  Adverse Change

SBB shall promptly notify Pacific in writing if any change or development shall have occurred or, to the knowledge of SBB, been threatened (or any development shall have occurred or been threatened involving a prospective change) in the business, financial condition, operations or prospects of SBB or the SBB Subsidiaries that has or may reasonably be expected to have or lead to a Material Adverse Change with respect to SBB or that would adversely affect, prevent or delay the obtaining of any regulatory approval for the consummation of the transactions contemplated by this Agreement. Notwithstanding the disclosure to Pacific of any such change, SBB shall not be relieved of any liability to Pacific pursuant to this Agreement for, nor shall the providing of such information by SBB to Pacific be deemed a waiver by Pacific of, the breach of any representation or warranty of SBB contained in this Agreement.

      SECTION 6.14  No Negotiation with Others

Until the Effective Date or the earlier termination of this Agreement, SBB shall not, directly or indirectly, nor shall it permit any of its officers, directors, employees, representatives or agents to, directly or indirectly: (i) encourage, solicit or initiate discussions or negotiations with, or (ii) except upon advice of counsel to the extent required to fulfill the fiduciary duties owed to the shareholders of SBB, entertain, discuss or negotiate with, or provide any information to, or cooperate with, any corporation, partnership, person or other entity or group (other than Pacific or its Affiliates or associates or officers, partners, employees or other authorized representatives of Pacific or such Affiliates or associates) concerning any merger, tender offer or other takeover offer, sale of substantial assets, sale of shares of capital stock or similar transaction involving SBB (unless any such transaction is expressly conditioned upon the performance by SBB of all of SBB's obligations under this Agreement). As soon as practicable following receipt of any unsolicited written offer, SBB will communicate to Pacific the terms of any proposal or request for information.

      SECTION 6.15  Consents and Approvals

SBB shall use its best efforts to obtain all consents and approvals from third parties necessary to consummate the transactions contemplated by this Agreement at the earliest practicable time.

      SECTION 6.16  Environmental Investigation; Right to Terminate Agreement

      (a) Pacific and its consultants, agents and representatives shall have the right, to the same extent that SBB has such right, but not the obligation or responsibility, to inspect any SBB Property, including, without limitation, conducting asbestos surveys and sampling, environmental assessments and investigation, and other environmental surveys and analyses including soil and ground sampling ("Environmental Inspections") at any time on or prior to the date which is forty-five (45) calendar days from the date of this Agreement. Pacific shall notify SBB prior to any physical inspections of the SBB Property, and SBB may place reasonable restrictions on the time of such inspections. If, as a result of any such Environmental Inspection, further investigation ("secondary investigation") including, without limitation, test borings, soil, water and other sampling is deemed desirable by Pacific, Pacific shall (i) notify SBB of any SBB Property for which it intends to conduct such a secondary investigation and the reasons for such secondary investigation, and (ii) commence such secondary investigation, on or prior to the date which is sixty
(60) calendar days from the date of this Agreement. Pacific shall give reasonable notice to SBB of such secondary investigations, and SBB may place reasonable time and place restrictions on such secondary investigations.

      (b) Pacific shall have the right to terminate this Agreement if (i) the factual substance of any warranty or representation set forth in Section 4.19 is not true and accurate; (ii) the results of such Environmental Inspection, secondary investigation or other environmental survey are disapproved by Pacific because the environmental inspection, secondary investigation or other environmental survey identifies violations or potential violations of Environmental Laws; (iii) SBB has refused to allow Pacific to conduct an Environmental Inspection or secondary investigation in a manner that Pacific reasonably considers necessary; (iv) the Environmental Inspection, secondary investigation or other environmental survey identifies any past or present event, condition or circumstance that would or potentially would require remedial or cleanup action by SBB that would result in a Material Adverse Change; (v) the Environmental Inspection, secondary investigation or other environmental survey identifies the presence of any underground or above ground storage tank in, on or under any SBB Property that is not shown to be in compliance with all Environmental Laws applicable to the tank either now or at a future time certain, or that has had a release of petroleum or some other Hazardous Material that has not been cleaned up to the satisfaction of the relevant governmental authority or any other party with a legal right to compel cleanup; or (vi) the Environmental Inspection, secondary investigation or other environmental survey identifies the presence of any asbestos-containing material in, on or under any SBB Property, the removal of which would result in a Material Adverse Change. On or prior to the date which is ninety (90) calendar days from the date of this Agreement, Pacific shall advise SBB in writing as to whether Pacific intends to terminate this Agreement in accordance with Section
9.02 because Pacific disapproves of the results of the Environmental Inspection, secondary investigation or other environmental survey. SBB shall have the opportunity to correct any objected to violations or conditions to Pacific's reasonable satisfaction prior to the date which is one hundred and fifteen (115) calendar days from the date of this Agreement. In the event that SBB fails to demonstrate its satisfactory correction of the violations or conditions to Pacific, Pacific may terminate the Agreement on or before the date which is one hundred and twenty-five (125) days from the date of this Agreement.

      (c) SBB agrees to make available to Pacific and its consultants, agents and representatives all documents and other material relating to environmental conditions of any SBB Property including, without limitation, the results of other environmental inspections and surveys. SBB also agrees that all engineers and consultants who prepared or furnished such reports may discuss such reports and information with Pacific and shall be entitled to certify the same in favor of Pacific and its consultants, agents and representatives and make all other data available to Pacific and its consultants, agents and representatives.

      (d) For purposes of this Section, the term "SBB Property" or "SBB Properties" shall have the same meaning given in Section 4.19(e).

      SECTION 6.17  Stock Options

      (a) On the Effective Date, each outstanding option to purchase shares of Pacific Common Stock (a "Pacific Stock Option") issued pursuant to the Pacific Capital Bancorp 1984 Stock Option Plan, the Pacific Capital Bancorp 1994 Stock Option Plan and the Pacific Capital Bancorp 1991 Directors Stock Option Plan (together, the "Pacific Stock Option Plans"), whether or not exercisable or vested, shall be assumed by SBB as hereinafter provided. Each Pacific Stock Option shall be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such Pacific Stock Option, the number of full shares of SBB Common Stock calculated in accordance with the provision of
Section 1.06(b). In no event shall SBB be required to issue fractional shares of SBB Common Stock upon the exercise of a converted option.

      (b) SBB shall reserve and make available for issuance in connection with the Merger and in accordance with the terms of this Agreement the number of full shares of SBB Common Stock calculated in accordance with Section 1.06(b). As soon as practicable after the Effective Date, SBB shall deliver to each holder of Pacific Stock Options appropriate notices setting forth such holders' rights pursuant to the Pacific Stock Option Plans, and the agreements evidencing the grants of such Pacific Stock Options shall continue in effect on the same terms and conditions (subject to the conversion required by Section 1.06(b) after giving effect to the Merger and the assumption by SBB as set forth above). To the extent necessary to effectuate the provisions of this Section 6.17, SBB may deliver new or amended agreements reflecting the terms of each Pacific Stock Option assumed by SBB and amend the Pacific Stock Option Plans to reflect the terms hereof.

      (c) As soon as practicable after the Effective Date, SBB shall file with the S.E.C. a registration statement on an appropriate form with respect to the shares of SBB Common Stock subject to such converted options, and shall use its best efforts to maintain the effectiveness of such registration statement or registration statements (and maintain the status of the prospectus or prospectuses with respect thereto) for so long as such options remain outstanding.

      SECTION 6.18 Director and Officer Liability Insurance

Upon the Effective Date, any executive officer or director of Pacific who becomes and officer or director of SBB (including any subsidiaries thereof) shall be included in SBB's director and officer insurance policy.

      SECTION 6.19  Dividends

SBB shall not declare, set aside or pay any dividend in respect of the SBB Common Stock or make any other distribution to shareholders (including, without limitation, any stock dividend, dividends in kind or other distribution), whether in cash, stock or other property, after the date of this Agreement, except that SBB may declare and pay its regular quarterly dividend on the SBB Common Stock not to exceed $0.18 per share at approximately the same time during each quarter which it has historically declared and paid such dividend; provided, however, that SBB and Pacific shall cooperate with each other to coordinate the record and payment dates of their respective dividends for the quarter in which the Effective Date occurs such that the holders of Pacific Common Stock shall receive a quarterly dividend from either Pacific or SBB, but not from both with respect to such quarter.

      SECTION 6.20  Conduct of Business in the Ordinary Course

Except as specifically provided for in this Agreement, SBB shall conduct its business in the ordinary course as heretofore conducted. For purposes of this Section 6.20, the ordinary course of business shall consist of the banking and related business as presently conducted by SBB and the SBB Subsidiaries.

      SECTION 6.21  Additions to SBB Board of Directors

SBB shall, prior to the Effective Date, take all action necessary to effect the Bylaw Amendment so as to permit the number of directors of the Surviving Corporation identified on Schedule One to Exhibit "A" hereto to be designated.

      SECTION 6.22  Director Voting

SBB shall use its best efforts to have each of its directors agree to vote, or cause to be voted, all shares of SBB Common Stock beneficially owned by them at the SBB Shareholders' Meeting in favor of the Merger. Subject to such directors' fiduciary duties, each such director shall execute such documents as are reasonably necessary to evidence their determination to vote their shares of SBB Common Stock in favor of the Merger at the SBB Shareholders' Meeting.

      SECTION 6.23  Pooling of Interests Accounting Treatment

SBB shall, and shall use its best efforts to cause its directors and officers to, use all commercially reasonable efforts not inconsistent with the terms of this Agreement to structure and consummate the Merger and all actions related thereto in a manner that will qualify the Merger for "pooling of interests" accounting treatment as determined by SBB's independent accounting firm and by any securities regulatory body which shall review the Registration Statement, including without limitation, the S.E.C.

      SECTION 6.24  Disclosure Schedules

SBB agrees at or prior to the Closing to provide Pacific with supplemental Schedules to be delivered by SBB pursuant to this Agreement reflecting any material changes thereto between the date of this Agreement and the Closing Date.


                                 ARTICLE VII.
              CONDITIONS PRECEDENT TO THE OBLIGATIONS OF PACIFIC

      All obligations of Pacific under this Agreement are subject to the fulfillment (or, if legally permissible, waiver by Pacific), prior to or at the Closing, of each of the following conditions:

      .SECTION 7.01  Compliance with Representations, Warranties and Agreements

      (a) All representations and warranties made by SBB in this Agreement or in any document or schedule delivered to Pacific pursuant hereto shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing Date with the same force and effect as if such representations and warranties were made at and as of the Closing Date, except with respect to those representations and warranties specifically made as of an earlier date (in which case such representations and warranties shall be true as of such earlier date).

      (b) SBB shall have performed or complied in all material respects with all agreements, terms, covenants and conditions required by this Agreement to be performed or complied with by SBB prior to or at the Closing.

      SECTION 7.02  Shareholder Approval

The holders of at least the minimum required percentage of SBB Common
Stock and Pacific Common Stock entitled to vote on the Agreement, the Merger Agreement and the Merger shall have approved the Agreement, the Merger Agreement and the Merger, and the holders of at least the minimum required percentage of SBB Common Stock entitled to vote on the Bylaw Amendment shall have approved the Bylaw Amendment.

      SECTION 7.03  Government and Other Approvals

SBB and Pacific shall have received approvals, acquiescence or consents, all on terms and conditions mutually acceptable to SBB and Pacific, of the transactions contemplated by this Agreement, and the Merger Agreement, from all necessary governmental agencies and authorities and other third parties, including but not limited to the S.E.C., and the Federal Reserve, and all applicable waiting periods shall have expired, and SBB and Pacific shall have received the approvals and consents of all third parties required to consummate this Agreement and the other agreements contemplated hereby, including, but not limited to, the Merger Agreement and the transactions contemplated hereby and thereby. Such approvals and the transactions contemplated hereby shall not have been contested or threatened to be contested by any Federal or state governmental authority or by any other third party (except shareholders asserting statutory dissenters' appraisal rights) by formal proceedings.

      SECTION 7.04  No Litigation

No action shall have been taken, and no statute, rule, regulation or order shall have been promulgated, enacted, entered, enforced or deemed applicable to this Agreement, the Merger, or the transactions contemplated hereby or thereby by any Federal, state or foreign government or governmental authority or by any court, domestic or foreign, including the entry of a preliminary or permanent injunction, that would: (a) make this Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby illegal, invalid or unenforceable, (b) require the divestiture of a material portion of the assets of SBB, (c) impose material limits in the ability of any party to this Agreement to consummate the Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby, (d) otherwise result in a Material Adverse Change, or (e) if the Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby are consummated, subject Pacific or subject any officer, director, shareholder or employee of Pacific to criminal or civil liability. No action or proceeding before any court or governmental authority, domestic or foreign, by any government or governmental authority or by any other person, domestic or foreign, shall be threatened, instituted or pending that would reasonably be expected to result in any of the consequences referred to in clauses (a) through (e) above.

      SECTION 7.05  Delivery of Closing Documents

Pacific shall have received all documents required to be received from SBB on or prior to the Closing Date as set forth in Section 2.03 hereof, all in form and substance reasonably satisfactory to Pacific.

      SECTION 7.06 Receipt of Fairness Opinion

The Board of Directors of Pacific shall have received, on or before the date of the mailing of the Joint Proxy Statement/Prospectus, from its investment advisor, Van Kasper & Company, an unqualified written opinion to the effect that the Merger is fair to the shareholders of Pacific from a financial point of view.

      SECTION 7.07  Receipt of Pooling Opinions

Pacific shall have received an opinion letter, dated as of the Closing
Date, from KPMG Peat Marwick LLP, independent public accountants for Pacific, to the effect that Pacific qualifies as an entity that may be a party to a business combination for which the "pooling of interests" method of accounting would be available under Accounting Principles Board Opinion No. 16 ("APB 16"). Pacific shall have also received an opinion letter, dated as of the Closing Date, from Arthur Andersen LLP, independent public accountants for SBB, to the effect that the Merger will qualify for "pooling of interests" accounting treatment under APB 16 if closed and consummated in accordance with this Agreement. In addition, there shall have been no determination by any court, tribunal, regulatory agency or other governmental entity, that the Merger fails or will fail to qualify for "pooling of interests" accounting treatment.

      SECTION 7.08  Registration Statement

The Registration Statement, including any amendments or supplements thereto, shall be effective under the Securities Act and no stop order suspending the effectiveness of the Registration Statement shall be in effect or proceedings for purpose pending before or threatened by the S.E.C. All state securities permits or approvals required by applicable state securities laws to consummate the transactions contemplated by this Agreement and the Merger Agreement shall have been received and remain in effect.

      SECTION 7.09  Federal Tax Opinion

Pacific shall have received a copy of the opinion of Jenkens &
Gilchrist, P.C., counsel to SBB, to the effect that if the Merger is consummated in accordance with the terms set forth in this Agreement (i) the Merger will constitute a reorganization within the meaning of Section 368(a) of the Code,
(ii) no gain or loss will be recognized for federal income tax purposes by the holders of shares of Pacific Common Stock upon receipt of the Merger Consideration (except for cash received in lieu of fractional shares), (iii) the basis of shares of SBB Common Stock received by the shareholders of Pacific will be the same as the basis of shares of Pacific Common Stock exchanged therefor, and (iv) the holding period of the shares of SBB Common Stock received by such shareholders will include the holding period of the shares of Pacific Common Stock exchanged therefor, provided such shares were held as capital assets as of the Effective Date. In rendering such opinion, such counsel may require and rely upon representations and covenants including those contained in certificates of officers of SBB, Pacific and others.

      SECTION 7.10  Dissenting Shareholders

Holders of not more than a certain percentage (not to exceed 9.9%) of the issued and outstanding shares of Pacific Common Stock shall have demanded or be entitled to demand payment of the fair value of their shares as dissenting shareholders under applicable provisions of the GCL such that their receipt of cash pursuant to the exercise of their appraisal rights, when combined with all other cash transactions required to be considered under GAAP, would result in the Merger not qualifying for "pooling of interests" accounting treatment under GAAP.

      SECTION 7.11  Accounting Treatment

All accounting and tax treatment, entries and adjustments in connection with the transactions contemplated by this Agreement and the other agreements contemplated hereby shall be reasonably satisfactory to Pacific, Pacific shall not have received notification from any proper regulatory authority that Pacific's accounting and tax treatment, entries and adjustments used in connection with the Merger are improper, and Pacific shall not have been required by any such regulatory authority to make any accounting or tax adjustments that would constitute a Material Adverse Change.

      SECTION 7.12  Bylaw Amendment

SBB shall have taken all actions necessary to effect the Bylaw Amendment.

      SECTION 7.13  No Material Adverse Change

There shall have been no Material Adverse Change with respect to SBB since December 31, 1997.


                                 ARTICLE VIII.
                CONDITIONS PRECEDENT TO THE OBLIGATIONS OF SBB

      All obligations of SBB under this Agreement are subject to the fulfillment (or, if legally permissible, waiver by SBB), prior to or at the Closing, of each of the following conditions:

      SECTION 8.01  Compliance with Representations, Warranties and Agreements

      (a) All representations and warranties made by Pacific in this Agreement or in any document or schedule delivered to SBB pursuant hereto shall have been true and correct in all material respects when made and shall be true and correct in all material respects as of the Closing Date with the same force and effect as if such representations and warranties were made at and as of the Closing Date, except with respect to those representations and warranties specifically made as of an earlier date (in which case such representations and warranties shall be true as of such earlier date).

      (b) Pacific shall have performed or complied in all material respects with all agreements, terms, covenants and conditions required by this Agreement to be performed or complied with by Pacific prior to or at the Closing.

      SECTION 8.02  Shareholder Approvals

The holders of at least the minimum required percentage of Pacific
Common Stock and SBB Common Stock entitled to vote on the Agreement, the Merger Agreement and the Merger shall have approved the Agreement, the Merger Agreement and the Merger; and the holding of at least the minimum percentage of SBB Common Stock entitled to vote on the Bylaw Amendment shall have approved the Bylaw Amendment.

      SECTION 8.03  Government and Other Approvals

SBB and Pacific shall have received approvals, acquiescence or consents, all on terms and conditions mutually acceptable to SBB and Pacific, of the transactions contemplated by this Agreement and the Merger Agreement, from all necessary governmental agencies and authorities and other third parties, including but not limited to the S.E.C. and the Federal Reserve, and all applicable waiting periods shall have expired, and SBB and Pacific shall have received the approvals and consents of all third parties required to consummate this Agreement and the other agreements contemplated hereby, including, but not limited to, the Merger Agreement and the transactions contemplated hereby and thereby. Such approvals and the transactions contemplated hereby shall not have been contested or threatened to be contested by any Federal or state governmental authority or by any other third party (except shareholders asserting statutory dissenters' appraisal rights) by formal proceedings. It is understood that, if such contest is brought by formal proceedings, SBB may, but shall not be obligated to, answer and defend such contest or otherwise pursue this transaction over such objection.

      SECTION 8.04  No Litigation

No action shall have been taken, and no statute, rule, regulation or order shall have been promulgated, enacted, entered, enforced or deemed applicable to this Agreement, the Merger, or the transactions contemplated hereby or thereby by any Federal, state or foreign government or governmental authority or by any court, domestic or foreign, including the entry of a preliminary or permanent injunction, that would (a) make this Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby illegal, invalid or unenforceable, (b) require the divestiture of a material portion of the assets of Pacific, (c) impose material limits in the ability of any party to this Agreement to consummate the Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby, (d) otherwise result in a Material Adverse Change, or (e) if the Agreement or any other agreement contemplated hereby, including, but not limited to, the Merger Agreement, or the transactions contemplated hereby or thereby are consummated, subject SBB or subject any officer, director, shareholder or employee of SBB to criminal or civil liability. No action or proceeding before any court or governmental authority, domestic or foreign, by any government or governmental authority or by any other person, domestic or foreign, shall be threatened, instituted or pending that would reasonably be expected to result in any of the consequences referred to in clauses (a) through (e) above.

      SECTION 8.05  Delivery of Closing Documents

SBB shall have received all documents required to be received from Pacific on or prior to the Closing Date as set forth in Section 2.02 hereof, all in form and substance reasonably satisfactory to SBB.

      SECTION 8.06  Receipt of Shareholder Letters

SBB shall have received from Pacific, at least 31 days prior to the Closing Date, the signed Shareholder Letters, in the form attached hereto as Exhibit "F" hereof, of each person who may reasonably be deemed an "affiliate" of Pacific within the meaning of such term as used in Rule 145 under the Securities Act.

      SECTION 8.07  Receipt of Fairness Opinion

The Board of Directors of SBB shall have received, on or before the date of the mailing of the Joint Proxy Statement/Prospectus, from its investment advisor, The Bank Advisory Group, Inc., an unqualified written opinion to the effect that the Merger is fair to the shareholders of SBB from a financial point of view.

      SECTION 8.08  Dissenting Shareholders

Holders of not more than a certain percentage (not to exceed 9.9%) of the issued and outstanding shares of Pacific Common Stock shall have demanded or be entitled to demand payment of the fair value of their shares as dissenting shareholders under applicable provisions of the GCL such that their receipt of cash pursuant to the exercise of their appraisal rights, when combined with all other cash transactions required to be considered under GAAP, would result in the Merger not qualifying for "pooling of interests" accounting treatment under GAAP.

      SECTION 8.09  Receipt of Pooling Opinions

SBB shall have received an opinion letter, dated as of the Closing Date, from KPMG Peat Marwick LLP, independent public accountants for Pacific, to the effect that Pacific qualifies as an entity that may be a party to a business combination for which the "pooling of interests" method of accounting would be available under APB 16. SBB shall have also received an opinion letter, dated as of the Closing Date, from Arthur Andersen LLP, its independent public accountants, to the effect that the Merger will qualify for "pooling of interests" accounting treatment under APB 16 if closed and consummated in accordance with this Agreement. In addition, there shall have been no determination by any court, tribunal, regulatory agency or other governmental entity, that the Merger fails or will fail to qualify for "pooling of interests" accounting treatment.

      SECTION 8.10  Registration Statement

The Registration Statement, including any amendments or supplements thereto, shall be effective under the Securities Act and no stop order suspending the effectiveness of the Registration Statement shall be in effect or proceedings for purpose pending before or threatened by the S.E.C. All state securities permits or approvals required by applicable state securities laws to consummate the transactions contemplated by this Agreement and the Merger Agreement shall have been received and remain in effect.

      SECTION 8.11  Federal Tax Opinion

SBB shall have received an opinion of its counsel, Jenkens & Gilchrist, P.C., to the effect that if the Merger is consummated in accordance with the terms set forth in this Agreement (i) the Merger will constitute a reorganization within the meaning of Section 368(a) of the Code, (ii) no gain or loss will be recognized for federal income tax purposes by the holders of shares of Pacific Common Stock upon receipt of the Merger Consideration (except for cash received in lieu of fractional shares), (iii) the basis of shares of SBB Common Stock received by the shareholders of Pacific will be the same as the basis of shares of Pacific Common Stock exchanged therefor, and (iv) the holding period of the shares of SBB Common Stock received by such shareholders will include the holding period of the shares of Pacific Common Stock exchanged therefor, provided such shares were held as capital assets as of the Effective Date. In rendering such opinion, such counsel may require and rely upon representations and covenants including those contained in certificates of officers of SBB, Pacific and others.

      SECTION 8.12  Accounting Treatment

All accounting and tax treatment, entries and adjustments in connection with the transactions contemplated by this Agreement and the other agreements contemplated hereby shall be reasonably satisfactory to SBB, SBB shall not have received notification from any proper regulatory authority that SBB's accounting and tax treatment, entries and adjustments used in connection with the Merger are improper, and SBB shall not have been required by any such regulatory authority to make any accounting or tax adjustments that would constitute a Material Adverse Change.

      SECTION 8.13  No Material Adverse Change

There shall have been no Material Adverse Change with respect to Pacific since December 31, 1997.


                                 ARTICLE IX.
                    EXPENSES, TERMINATION AND ABANDONMENT

      SECTION 9.01  Expenses

Each of the parties hereto shall bear its respective costs and expenses incurred in connection with the consummation of the transactions contemplated by this Agreement; provided, however, in the event that:

            (a) this Agreement is terminated by SBB because (i) the Merger Agreement is not approved by the required vote of shareholders at the Pacific Shareholders' Meeting, and (ii) the Board of Directors of Pacific (subject to compliance with its fiduciary duties as advised by counsel) shall have failed to have used its best efforts to obtain shareholder approval, Pacific shall pay to SBB within ten (10) business days after such termination (y) a termination fee of $7,650,000, and (z) all documented fees and expenses of SBB related to this Agreement and the transactions contemplated hereby (which fees and expenses, as communicated to Pacific by SBB within five (5) business days after termination, shall not exceed $250,000); and

            (b) this Agreement is terminated by Pacific because (i) the Merger Agreement is not approved by the required vote of shareholders at the SBB Shareholders' Meeting, and (ii) the Board of Directors of SBB (subject to compliance with its fiduciary duties as advised by counsel) shall have failed to have used its best efforts to obtain shareholder approval, SBB shall pay to Pacific within ten (10) business days after such termination
      (y) a termination fee of $7,650,000, and (z) all documented fees and expenses of Pacific related to this Agreement and the transactions contemplated hereby (which fees and expenses, as communicated to SBB by Pacific within five (5) business after termination, shall not exceed $250,000); and

            (c) this Agreement is terminated by Pacific because of a Third Party Transaction (as defined in Section 9.02, Pacific shall pay to SBB within ten (10) business days after such termination (y) a termination fee of $7,650,000, and (z) all documented fees and expenses of SBB related to this Agreement and the transactions contemplated hereby (which fees and expenses, as communication to Pacific by SBB within five (5) business days after termination, shall not exceed $250,000).

The parties hereto acknowledge that the agreements contained in this Section
9.01 are an integral part of the transactions contemplated in this Agreement, and that, without these agreements, SBB and Pacific would not enter into this Agreement.

      SECTION 9.02  Termination

Subject to any payments as provided in Section 9.01, this Agreement may be terminated, and the Merger may be abandoned, at any time prior to the Effective Date:

            (a) by mutual written agreement between SBB and Pacific, if the Board of Directors of each party so determines by vote of a majority of the members of its entire Board;

            (b) by either SBB or Pacific, if the Effective Date has not occurred by January 31, 1999, or such later date as may be mutually agreed to by SBB and Pacific;

            (c) by SBB, if there has been a Material Adverse Change with respect to Pacific;

            (d) by Pacific, if there has been a Material Adverse Change with respect to SBB.

            (e) by either SBB or Pacific, by written notice to the other, if the other has breached any of its covenants in Article V or Article VI of this Agreement, as the case may be, in any material respect and has failed to correct or cure any such breach within twenty (20) business days after notice thereof is given by the nonbreaching party;

            (f) by either SBB or Pacific, by written notice to the other, if any representation or warranty given or made by such other party in this Agreement or in any schedule or other document delivered by such other party in accordance with the terms of this Agreement, is or becomes untrue or incorrect in any material respect and is not corrected within twenty
      (20) business days after written notice thereof is given by the party terminating this Agreement to the party giving or making such representation or warranty, provided that any such notice shall be delivered promptly upon discovery of the breach;

            (g) by either SBB or Pacific, if (i) any of the transactions contemplated by this Agreement or the Merger Agreement are disapproved by any regulatory authority whose approval is required to consummate such transactions, (ii) any court of competent jurisdiction in the United States or other United States (federal or state) governmental body shall have issued an order, decree or ruling or taken any other action restraining, enjoining, invalidating or otherwise prohibiting the Agreement or the transactions contemplated hereby and such order, decree, ruling or other action shall have been final and nonappealable, or (iii) either Pacific or SBB reasonably determines, in good faith and after consulting with counsel, there is substantial likelihood that any necessary regulatory approval will not be obtained or will be obtained only upon a condition or conditions that make it inadvisable to proceed with the transactions contemplated by this Agreement;
            (h) by SBB or Pacific, if the Merger Agreement is not approved by the required vote of shareholders of Pacific or SBB;

            (i) by Pacific, by written notice to SBB, if (i) a proposal for a Third Party Transaction (as defined below) involving Pacific has been made or received and the Board of Directors of Pacific determines, in the exercise of its good faith judgment (based on written advice of independent legal counsel) that such termination is required in order for Pacific's Board of Directors to comply with its fiduciary duties to Pacific's shareholders, or (ii) following receipt by Pacific of a proposal for a Third Party Transaction, the Board of Directors of Pacific shall have altered its determination to recommend that the shareholders of Pacific approve this Agreement or shall have failed to proceed to hold the special Pacific Shareholders' Meeting to approve this Agreement, in either case of which Pacific shall give SBB prompt written notice of its election to terminate this Agreement pursuant to this Section 9.02(i).

            For purposes of this Section 9.02(i), a "Third Party Transaction" shall include (i) any successful tender offer for more than 50% of the outstanding shares of Pacific, (ii) any merger or consolidation of Pacific with or into any entity other than SBB or an affiliate of SBB, (iii) any sale of all or substantially all of the assets of Pacific, (iv) any reorganization of Pacific or other transaction that results or when completed would result in a disposition of substantially all of the assets of Pacific, or (v) the issuance, sale or disposition of securities representing 50% or more of the common stock of Pacific;

            (j)   by SBB pursuant to the terms of Section 5.15(b) hereof;

            (k)   by Pacific pursuant to the terms of Section 6.16(b) hereof;

            (l) by Pacific, if the average of the average closing bid and asked price of a share of SBB Common Stock as reported on Nasdaq for the twenty
      (20) business day period immediately preceding the fifth (5th) business day prior to the Closing Date (the "SBB Average Price") shall be less than $22.95 (which number shall be appropriately adjusted to give effect to any Share Adjustment relative to shares of SBB Common Stock); provided, however, that if the SBB Average Price shall be less than $22.95, Pacific and SBB shall attempt in good faith to renegotiate the Exchange Ratio, subject to existing market conditions. Should the parties fail to so renegotiate the Exchange Ratio within three (3) business days after determination of the SBB Average Price, Pacific may terminate this Agreement pursuant to this Section 9.02(l);

            (m) by Pacific, if Pacific shall not have received an unqualified written opinion from its investment advisor, dated as of the mailing of the Proxy Statement/Prospectus, to the effect that the Merger is fair to the shareholders of Pacific from a financial point of view; or

            (n) by SBB, if SBB shall not have received an unqualified written opinion from its investment advisor, dated as of the mailing of the Proxy Statement/Prospectus, to the effect that the Merger is fair to the shareholders of SBB from a financial point of view.

      SECTION 9.03  Notice of Termination

The power of termination provided for by Section 9.02 hereof may be exercised only by a notice given in writing, as provided in Section 12.05 of this Agreement.

      SECTION 9.04  Effect of Termination

Without limiting any other relief to which either party hereto may be entitled for breach of this Agreement, in the event of the termination and abandonment of this Agreement pursuant to the provisions of Section 9.02 hereof, no party to this Agreement shall have any further liability or obligation in respect of this Agreement, except for (a) liability of a party pursuant to
Section 9.01 hereof, and (b) the provisions of Article XI hereof shall remain applicable.


                                  ARTICLE X.
                 NONSURVIVAL OF REPRESENTATIONS AND WARRANTIES

      SECTION 10.1  Nonsurvival of Representations and Warranties

The parties hereto agree that all of their respective representations and warranties contained in this Agreement shall not survive Closing.


                                  ARTICLE XI.
                           CONFIDENTIAL INFORMATION

      SECTION 11.01 Definition of "Recipient," "Disclosing Party," "Representa-tive", and "Person".

For purposes of this Article XI, the term "Recipient" shall mean the party receiving the Subject Information (as defined in Section 11.02) and the term "Disclosing Party" shall mean the party furnishing the Subject Information. The terms "Recipient" or "Disclosing Party", as used herein, include: (1) all persons and entities related to or affiliated in any way with the Recipient or the Disclosing Party, as the case may be, and (2) any person or entity controlling, controlled by or under common control with the Recipient or the Disclosing Party, as the case may be. The term "Representative" as used herein, shall include all directors, officers, shareholders, employees, representatives, advisors, attorneys, accountants and agents of any of the foregoing. The term "person" as used in this Article XI shall be broadly interpreted to include, without limitation, any corporation, company, group, partnership, governmental agency or individual.

      SECTION 11.02  Definitions of "Subject Information"

For purposes of this Article XI, the term "Subject Information" shall mean all information furnished to the Recipient or its Representatives (whether prepared by the Disclosing Party, its Representatives or otherwise and whether or not identified as being nonpublic, confidential or proprietary) by or on behalf of the Disclosing Party or its Representatives relating to or involving the business, operations or affairs of the Disclosing Party or otherwise in possession of the Disclosing Party. The term "Subject Information" shall not include information that (i) was already in the Recipient's possession at the time it was first furnished to Recipient by or on behalf of Disclosing Party, provided that such information is not known by the Recipient to be subject to another confidentiality agreement with or other obligation of secrecy to the Disclosing Party, its Subsidiaries or another party, or (ii) becomes generally available to the public other than as a result of a disclosure by the Recipient or its Representatives, or (iii) becomes available to the Recipient on a non-confidential basis from a source other than the Disclosing Party, its Representative or otherwise, provided that such source is not known by the Recipient to be bound by a confidentiality agreement with or other obligation of secrecy to the Disclosing Party, its Representative or another party.

      SECTION 11.03  Confidentiality

Each Recipient hereby agrees that the Subject Information will be used solely for the purpose of reviewing and evaluating the transactions contemplated by this Agreement and the other agreements contemplated hereby, including the Merger Agreement, and that the Subject Information will be kept confidential by the Recipient and the Recipient's Representatives; provided, however, that (i) any of such Subject Information may be disclosed to the Recipient's Representatives (including, but not limited to, the Recipient's accountants and attorneys) who need to know such information for the purpose of evaluating any such possible transaction between the Disclosing Party and the Recipient (it being understood that such Representatives shall be informed by the Recipient of the confidential nature of such information and that the Recipient shall direct and cause such persons to treat such information confidentially); and (ii) any disclosure of such Subject Information may be made to which the Disclosing Party consents in writing prior to any such disclosure by Recipient.

      SECTION 11.04  Securities Law Concerns

Each Recipient hereby acknowledges that the Recipient is aware, and the Recipient will advise the Recipient's Representatives who are informed as to the matters that are the subject of this Agreement, that the United States securities laws prohibit any person who has received material, non-public information from an issuer of securities from purchasing or selling securities of such issuer or from communicating such information to any other person under circumstances in which it is reasonably foreseeable that such person is likely to purchase or sell such securities.

      SECTION 11.05  Return of Subject Information

In the event of termination of this Agreement or the Merger Agreement, for any reason, the Recipient shall promptly return to the Disclosing Party all material containing or reflecting any of the Subject Information other than information contained in any application, notice or other document filed with any governmental agency and not returned to the Recipient by such governmental agency. In making any such filing, the Recipient will request confidential treatment of such Subject Information included in any application, notice or other document filed with any governmental agency.

      SECTION 11.06  Specific Performance/Injunctive Relief

Each Recipient acknowledges that the Subject Information constitutes valuable, special and unique property of the Disclosing Party critical to its business and that any breach of Article XI of this Agreement by it will give rise to irreparable injury to the Disclosing Party that is not compensable in damages. Accordingly, each Recipient agrees that the Disclosing Party shall be entitled to obtain specific performance and/or injunctive relief against the breach or threatened breach of Article XI of this Agreement by the Recipient or its Representatives. Each Recipient further agrees to waive, and use its reasonable efforts to cause its Representatives to waive, any requirement for the securing or posting of any bond in connection with such remedies. Such remedies shall not be deemed the exclusive remedies for a breach of Article XI of this Agreement, but shall be in addition to all other remedies available at law or in equity to the Disclosing Party.


                                 ARTICLE XII.
                                 MISCELLANEOUS

      SECTION 12.01  Brokerage Fees and Commissions

      (a) SBB hereby represents to Pacific that, except as set forth on Schedule 12.01(a), no agent, representative or broker has represented SBB or any or all of the shareholders in connection with the transactions described in this Agreement. Pacific shall have no responsibility or liability for any fees, expenses or commissions payable to any agent, representative or broker of SBB or any shareholder of SBB, and SBB hereby agrees to indemnify and hold Pacific harmless for any amounts owed to any agent, representative or broker of SBB or any shareholder of SBB.

      (b) Pacific hereby represents to SBB that, except as set forth on Schedule 12.01(b), no agent, representative or broker has represented Pacific or any or all of the shareholders in connection with the transactions described in this Agreement. SBB shall have no responsibility or liability for any fees, expenses or commissions payable to any agent, representative or broker of Pacific or any shareholder of Pacific, and Pacific hereby agrees to indemnify and hold SBB harmless for any amounts owed to any agent, representative or broker of Pacific or any shareholder of Pacific.

      SECTION 12.02  Entire Agreement

This Agreement and the other agreements, documents, schedules, exhibits and instruments executed and delivered by the parties to each other at the Closing constitute the full understanding of the parties, a complete allocation of risks between them and a complete and exclusive statement of the terms and conditions of their agreement relating to the subject matter hereof and supersede any and all prior agreements, whether written or oral, that may exist between the parties with respect thereto. Except as otherwise specifically provided in this Agreement, no conditions, usage of trade, course of dealing or performance, understanding or agreement purporting to modify, vary, explain or supplement the terms or conditions of this Agreement shall be binding unless hereafter or contemporaneously herewith made in writing and signed by the party to be bound, and no modification shall be effected by the acknowledgment or acceptance of documents containing terms or conditions at variance with or in addition to those set forth in this Agreement.

      SECTION 12.03  Further Cooperation

The parties agree that they will, at any time and from time to time after the Closing, upon request by the other and without further consideration, do, perform, execute, acknowledge and deliver all such further acts, deeds, assignments, assumptions, transfers, conveyances, powers of attorney, certificates and assurances as may be reasonably required in order to fully consummate the transactions contemplated hereby in accordance with this Agreement or to carry out and perform any undertaking made by the parties hereunder.

      SECTION 12.04  Severability

In the event that any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws, then (a) such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision were not a part hereof; (b) the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by such illegal, invalid or unenforceable provision or by its severance from this Agreement; and (c) there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid and enforceable.

      SECTION 12.05  Notices

Any and all payments (other than payments at the Closing), notices, requests, instructions and other communications required or permitted to be given under this Agreement after the date hereof by any party hereto to any other party may be delivered personally or by nationally recognized overnight courier service or sent by mail or (except in the case of payments) by telex or facsimile transmission, at the respective addresses or transmission numbers set forth below and shall be effective (a) in the case of personal delivery, telex or facsimile transmission, when received; (b) in the case of mail, upon the earlier of actual receipt or five (5) business days after deposit in the United States Postal Service, first class certified or registered mail, postage prepaid, return receipt requested; and (c) in the case of nationally-recognized overnight courier service, one (1) business day after delivery to such courier service together with all appropriate fees or charges and instructions for such overnight delivery. The parties may change their respective addresses and transmission numbers by written notice to all other parties, sent as provided in this Section 12.05. All communications must be in writing and addressed as follows:

            IF TO PACIFIC:

                  Pacific Capital Bancorp
                  307 Main Street
                  Salinas, California 93901
                  Telecopy: (408) 646-9748
                  Attention:  Mr. Clayton C. Larson,
                              President and Chief Administrative Officer

            WITH A COPY TO:

                  Mr. James E. Topinka
                  Preston Gates & Ellis LLP
                  One Maritime Plaza
                  Suite 2400
                  San Francisco, California 94111
                  Telecopy: (415) 788-8819
            IF TO SBB:

                  Santa Barbara Bancorp
                  1021 Anacapa Street
                  Santa Barbara, California 93101-2036
                  Telecopy: (804) 564-6293
                  Attention:  Mr. David W. Spainhour,
                              President and Chief Executive Officer

            WITH A COPY TO:

                  Mr. Charles E. Greef
                  Mr. Peter G. Weinstock
                  Jenkens & Gilchrist,
                  a Professional Corporation
                  1445 Ross Avenue, Suite 3200
                  Dallas, Texas  75202-2799
                  Telecopy:  (214) 855-4300

      SECTION 12.06  GOVERNING LAW

THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE
LAWS OF THE STATE OF CALIFORNIA (INCLUDING THOSE LAWS RELATING TO CHOICE OF LAW) APPLYING TO CONTRACTS ENTERED INTO AND TO BE PERFORMED WITHIN THE STATE OF CALIFORNIA, WITHOUT REGARD FOR THE PROVISIONS THEREOF REGARDING CHOICE OF LAW. VENUE FOR ANY CAUSE OF ACTION ARISING FROM THIS AGREEMENT SHALL LIE IN SANTA BARBARA, CALIFORNIA.

      SECTION 12.07  Multiple Counterparts

For the convenience of the parties hereto, this Agreement may be executed in multiple counterparts, each of which shall be deemed an original, and all counterparts hereof so executed by the parties hereto, whether or not such counterpart shall bear the execution of each of the parties hereto, shall be deemed to be, and shall be construed as, one and the same Agreement. A telecopy or facsimile transmission of a signed counterpart of this Agreement shall be sufficient to bind the party or parties whose signature(s) appear thereon.

      SECTION 12.08  Certain Definitions

            A. "Affiliate" means, with respect to any person or entity, any person or entity that, directly or indirectly, controls, is controlled by, or is under common control with, such person or entity in question. For the purposes of this definition, "control" (including, with correlative meaning, the terms "controlled by" and "under common control with") as used with respect to any person or entity, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person or entity, whether through the ownership of voting securities or by contract or otherwise.

            B. "Subsidiary" means, when used with reference to an entity, any corporation, a majority of the outstanding voting securities of which are owned directly or indirectly by such entity or any partnership, joint venture or other enterprise in which any entity has, directly or indirectly, any equity interest.

            C. "Material Adverse Change" means any material adverse change (excluding the occurrence of expenses in connection with the Merger) since December 31, 1997 in the business, results of operations, condition (financial or otherwise), assets, properties, liabilities (absolute, accrued, contingent or otherwise), reserves of Pacific or SBB, as the case may be, and their respective Subsidiaries taken as a whole, and specifically includes, without limitation, with respect to Pacific, any change that reduces the tangible shareholders' equity of Pacific below $70,000,000, or, with respect to SBB, any change that reduces the tangible shareholders' equity of SBB below $118,000,000.

            D. "Environmental Laws" mean all federal, state and local laws, regulations, statutes, ordinances, codes, rules, decisions, orders or decrees relating or pertaining to the public health and safety or the environment, or otherwise governing the generation, use, handling, collection, treatment, storage, transportation, recovery, recycling, removal, discharge or disposal of Hazardous Materials, including, without limitation, the Solid Waste Disposal Act, 42 U.S.C. 6901 et seq., as amended ("SWDA," also known as "RCRA" for a subsequent amending act), (b) the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss.9601 et seq., as amended ("CERCLA"), (c) the Clean Water Act, 33 U.S.C. ss.1251 et seq., as amended ("CWA"), (d) the Clean Air Act, 42 U.S.C. ss.7401 et seq., as amended ("CAA"), (e) the Toxic Substances Control Act, 15 U.S.C. ss.2601 et seq., as amended ("TSCA"), (f) the Emergency Planning and Community Right to Know Act, 15 U.S.C. ss.2601 et seq., as amended ("EPCRKA"), and (g) the Occupational Safety and Health Act, 29 U.S.C. ss. 651 et seq., as amended.

            E. "Hazardous Material" means, without limitation, (a) any "hazardous wastes" as defined under RCRA, (b) any "hazardous substances" as defined under CERCLA, (c) any toxic pollutants as defined under CWA,
      (d) any hazardous air pollutants as defined under CAA, (e) any hazardous chemicals as defined under TSCA, (f) any hazardous substances or extremely hazardous substances as defined under EPCRKA, (g) asbestos, (h) polychlorinated biphenyls, (i) underground storage tanks, whether empty, filled or partially filled with any substance, (j) any substance the presence of which on the property in question is prohibited under any Environmental Law, and (k) any other substance which under any Environmental Law requires special handling or notification of or reporting to any federal, state or local governmental entity in its generation, use, handling, collection, treatment, storage, re-cycling, treatment, transportation, recovery, removal, discharge or disposal. Notwithstanding the foregoing, "Hazardous Material" shall not include materials employed in normal consumer or office uses, such as gasoline, lubricants, printing materials, cleaners, disinfectants, pesticides, building materials, fluorescent lights and ballasts, batteries and refrigerants, as long as such materials are used and stored only in quantities typical of consumer and office uses.

      SECTION 12.09 Specific Performance

Each of the parties hereto acknowledges that the other parties would be irreparably damaged and would not have an adequate remedy at law for money damages in the event that any of the covenants contained in this Agreement were not performed in accordance with its terms or otherwise were materially breached. Each of the parties hereto therefore agrees that, without the necessity of proving actual damages or posting bond or other security, the other party shall be entitled to temporary and/or permanent injunction or injunctions to prevent breaches of such performance and to specific enforcement of such covenants in addition to any other remedy to which they may be entitled, at law or in equity.

      SECTION 12.10  Attorneys' fees and Costs

In the event attorneys' fees or other costs are incurred to secure performance of any of the obligations herein provided for, or to establish damages for the breach thereof, or to obtain any other appropriate relief, whether by way of prosecution or defense, the prevailing party shall be entitled to recover reasonable attorneys' fees and costs incurred therein.

      SECTION 12.11  Rules of Construction

Each use herein of the masculine, neuter or feminine gender shall be deemed to include the other genders. Each use herein of the plural shall include the singular and vice versa, in each case as the context requires or as it is otherwise appropriate. The word "or" is used in the inclusive sense. All articles and sections referred to herein are articles and sections, respectively, of this Agreement and all exhibits and schedules referred to herein are exhibits and schedules, respectively, attached to this Agreement. Descriptive headings as to the contents of particular sections are for convenience only and shall not control or affect the meaning, construction or interpretation of any provision of this Agreement. Any and all schedules, exhibits, annexes, statements, reports, certificates or other documents or instruments referred to herein or attached hereto are and shall be incorporated herein by reference hereto as though fully set forth herein verbatim.

      SECTION 12.12  Binding Effect; Assignment

All of the terms, covenants, representations, warranties and conditions of this Agreement shall be binding upon, and inure to the benefit of and be enforceable by, the parties hereto and their respective successors, representatives and permitted assigns. Nothing expressed or referred to herein is intended or shall be construed to give any person other than the parties hereto any legal or equitable right, remedy or claim under or in respect of this Agreement, or any provision herein contained, it being the intention of the parties hereto that this Agreement, the assumption of obligations and statements of responsibilities hereunder, and all other conditions and provisions hereof are for the sole benefit of the parties to this Agreement and for the benefit of no other person. Nothing in this Agreement shall act to relieve or discharge the obligation or liability of any third party to any party to this Agreement, nor shall any provision give any third party any right of subrogation or action over or against any party to this Agreement. No party to this Agreement shall assign this Agreement, by operation of law or otherwise, in whole or in part, without the prior written consent of the other parties. Any assignment made or attempted in violation of this Section 12.12 shall be void and of no effect.

      SECTION 12.13  Public Disclosure

Neither SBB nor Pacific will make, issue or release any announcement, statement, press release, acknowledgment or other public disclosure of the existence of, or reveal the terms, conditions or the status of, this Agreement or the transactions contemplated hereby without the prior written consent of the other parties to this Agreement; provided, however, that notwithstanding the foregoing, SBB and Pacific will be permitted to make any public disclosures or governmental filings as legal counsel may deem necessary to maintain compliance with or to prevent violations of applicable federal or state laws or regulations or which may be necessary to obtain regulatory approval for the transactions contemplated hereby.

      SECTION 12.14  Extension; Waiver

At any time prior to the Closing Date, the parties may (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document, certificate or writing delivered pursuant hereto, or (iii) waive compliance with any of the agreements or conditions contained herein. Such action shall be evidenced by a signed written notice given in the manner provided in Section 12.05 hereof. No party to this Agreement shall by any act (except by a written instrument given pursuant to Section 12.05 hereof) be deemed to have waived any right or remedy hereunder or to have acquiesced in any breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising any right, power or privilege hereunder by any party hereto shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver of any party of any right or remedy on any one occasion shall not be construed as a bar to any right or remedy that such party would otherwise have on any future occasion or to any right or remedy that any other party may have hereunder.

      SECTION 12.15  Amendments

To the extent permitted by applicable law, this Agreement may be amended by action taken by or on behalf of the Board of Directors of SBB and Pacific at any time before or after adoption of this Agreement by the shareholders of SBB and Pacific but, after any submission of this Agreement to such shareholders for approval, no amendment shall be made that (i) decreases the Merger Consideration to be paid for the Pacific Common Stock as set forth in Section 1.04 or (ii) materially and adversely affects the rights of the shareholders of either SBB or Pacific hereunder without the requisite approval of such shareholders. This Agreement may be amended, modified or supplemented only by an instrument in writing executed by the party against which enforcement of the amendment, modification or supplement is sought.

      SECTION 12.16  Access; Due Diligence

      (a) Subject to the confidentiality provisions of Article XI, Pacific shall, for a period of forty-five (45) calendar days following the date of this Agreement, afford the officers, directors, employees, attorneys, accountants, investment bankers and authorized representatives of SBB full access to the properties, books, contracts and records of Pacific in order to conduct due diligence of Pacific to assess the condition and results of operations of Pacific.

      (b) Subject to the confidentiality provisions of Article XI, SBB shall, for a period of forty-five (45) calendar days following the date of this Agreement, afford the officers, directors, employees, attorneys, accountants, investment bankers and authorized representatives of Pacific full access to the properties, books, contracts and records of SBB in order to conduct due diligence of SBB to assess the condition and results of operations of SBB.






                             [Signatures Follow]

      IN WITNESS WHEREOF, SBB and Pacific have caused this Agreement to be executed by their duly authorized officers as of the date first above written.


                                    SANTA BARBARA BANCORP


                                    By:
                                          William   S.   Thomas,   Jr.,   Vice
                                          Chairman and Chief Operating Officer

                              and


                                    By:
                                          Kent   M.   Vining,    Senior   Vice
President


                                    PACIFIC CAPITAL BANCORP


                                    By:
                                          D.  Vernon  Horton,  Chairman of the
                                          Board and Chief Executive Officer


                               and


                                    By:
                                          Clayton C. Larson, President and
                                          Chief Administrative Officer

                                  EXHIBIT "A"

                         AGREEMENT AND PLAN OF MERGER


      THIS AGREEMENT AND PLAN OF MERGER (this "Merger Agreement"), is made and entered into as of the _____ day of July, 1998, by and between Santa Barbara Bancorp, a California corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA") with its principal offices at 1021 Anacapa Street, Santa Barbara, California 93101 ("SBB") and Pacific Capital Bancorp, a California corporation and registered bank holding company under the BHCA with its principal offices at 307 South Main Street, Salinas, California ("Pacific").

                             W I T N E S S E T H:

      WHEREAS,   Pacific  is  a  California  corporation  duly  organized  and existing under the laws of the State of California; and

      WHEREAS, SBB is a California corporation duly organized and existing under the laws of the State of California; and

      WHEREAS, SBB and Pacific desire to combine their respective  businesses;
and

      WHEREAS, in furtherance of the combination of their respective businesses, SBB and Pacific desire that Pacific shall be merged with and into SBB, under the articles of incorporation of SBB and with the resulting name "Pacific Capital Bancorp" (SBB as it will exist from and after the Effective Date (defined herein) being referred to herein as the "Surviving Corporation"), and that (i) all of the issued and outstanding shares of common stock of Pacific (other than shares held by dissenting shareholders, fractional share interests and as otherwise set forth herein) shall be converted into and exchanged for shares of common stock of the Surviving Corporation, (ii) all outstanding options to acquire common stock of Pacific shall be converted into options to acquire common stock of the Surviving Corporation, and (iii) all of the issued and outstanding shares of capital stock of SBB shall continue to be issued and outstanding shares of capital stock of the Surviving Corporation, all pursuant this Merger Agreement; and

      WHEREAS, pursuant to the authority given by and in accordance with the provisions of the California General Corporate Law, as amended (the "GCL"), a majority of the members of the respective Boards of Directors of SBB and Pacific have approved this Merger Agreement and the proposed transactions on the terms and conditions set forth in this Merger Agreement and the schedules hereto and have authorized the execution hereof; and

      WHEREAS, SBB and Pacific desire to set forth certain representations, warranties and covenants made by each to the other as an inducement to the execution and delivery of this Agreement and certain additional agreements related to the transactions contemplated hereby.

      NOW, THEREFORE, for and in consideration of the foregoing premises, and subject to the following terms and conditions, the parties hereto undertake, promise, covenant and agree with each other as follows:

       1. Merger of Pacific and SBB. On the Effective Date (as defined in
Section 15), Pacific shall be merged with and into SBB pursuant to the provisions of Section 1107 of the GCL (the "Merger"). SBB shall be the surviving corporation in the Merger (the "Surviving Corporation") and shall continue its corporate existence under the laws of the State of California. Upon consummation of the Merger, the separate corporate existence of Pacific shall terminate.
      2. Effects of the Merger. The Merger shall have the effects as set forth in Section 1107 of the GCL. The Surviving Corporation shall be deemed to be the successor to each of SBB and Pacific; shall be subject to all the liabilities, obligations, duties and relations of each merging corporation; and shall without the necessity of any conveyance, assignment or transfer, become the owner of all of the assets of every kind and character formerly belonging to SBB and Pacific. Except as provided in Section 3 herein, on the Effective Date the Articles of Incorporation and Bylaws of SBB shall be the Articles of Incorporation and Bylaws of the Surviving Corporation until the same shall be amended in accordance with applicable law.

      3. Amendment to Articles of Incorporation of Surviving Corporation. On the Effective Date, Article One to the Articles of Incorporation of the Surviving Corporation as specified in Section 2 hereof shall be amended to provide that the name of the Surviving Corporation shall be "Pacific Capital Bancorp".

      4. Directors and Officers. The directors and officers of the Surviving Corporation at the Effective Date shall be as set forth on Schedule One to this Agreement and each of such persons shall hold office from the Effective Date until their respective successors are duly elected or appointed and qualified in the manner provided in the Articles of Incorporation and Bylaws of the Surviving Corporation or as otherwise provided by law.

      5. Conversion of the Pacific Common Stock.

      (a) On the Effective Date, by virtue of the Merger and without any action on the part of the holders of the following-described security, each share of the common stock, no par value per share, of Pacific (the "Pacific Common Stock") issued and outstanding immediately prior to the Effective Date (other than shares of Pacific Common Stock (i) as to which dissenters' rights have been perfected, or (ii) held directly or indirectly by Pacific or SBB (except for Trust Account Shares or DPC Shares as defined in Section 5(d)) shall be converted into the right to receive 1.935 shares (the "Exchange Ratio") of the fully-paid, nonassessable and registered common stock, no par value per share, of SBB (the "SBB Common Stock") (together with any cash payment in lieu of fractional shares, as provided below, the "Merger Consideration").

      (b) No fractional shares of SBB Common Stock shall be issued and, in lieu thereof, holders of shares of Pacific Common Stock who would otherwise be entitled to a fractional share interest (after taking into account all shares of Pacific Common Stock held by such holder) shall be paid an amount in cash equal to the product of such fractional share interest and the average of the closing bid and asked price of a share of SBB Common Stock on the Nasdaq National Market on the business day immediately preceding the Effective Date.

      (c) All of the shares of Pacific Common Stock converted into SBB Common Stock pursuant to this Section 5 shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist as of the Effective Date, and each certificate (each a "Certificate") previously representing any such shares of Pacific Common Stock shall thereafter represent the right to receive (i) a certificate representing the number of whole shares of SBB Common Stock and (ii) cash in lieu of fractional shares into which the shares of Pacific Common Stock represented by such Certificate have been converted pursuant to this Section 5. Certificates previously representing shares of Pacific Common Stock shall be exchanged for certificates representing whole shares of SBB Common Stock and cash in lieu of fractional shares issued in consideration therefor upon the surrender of such Certificates to the Exchange Agent, without any interest thereon. Such certificates representing whole shares of SBB Common Stock exchanged for certificates previously representing shares of Pacific Common Stock shall bear the name of the Surviving Corporation.

      (d) On the Effective Date, all shares of Pacific Common Stock that are owned, directly or indirectly, by Pacific or SBB or any of their respective subsidiaries (other than (i) shares of Pacific Common Stock held, directly or indirectly, in trust accounts, managed accounts and the like or otherwise held in a fiduciary capacity that are beneficially owned by third parties (any such shares, and shares of Pacific Common Stock which are similarly held, whether held directly or indirectly by Pacific or SBB, as the case may be, being referred to herein as "Trust Account Shares") and (ii) shares of Pacific Common Stock held by Pacific or any of its subsidiaries in respect of a debt previously contracted (any such shares being referred to herein as "DPC Shares")) shall be canceled and shall cease to exist and no stock of SBB or other consideration shall be delivered in exchange therefor. All shares of SBB Common Stock that are owned by Pacific or any of its subsidiaries (other than Trust Account Shares and DPC Shares with respect to SBB Common Stock) shall be retired.

      (e) If, between the date hereof and the Effective Date, the outstanding shares of SBB Common Stock or Pacific Common Stock shall have been increased, decreased, changed into or exchanged for a different number or kind of shares or securities as a result of a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other similar change in capitalization (a "Share Adjustment"), then the number of shares of SBB Common Stock into which a share of Pacific Common Stock shall be converted pursuant to subsection (a) above shall be appropriately and proportionately adjusted so that each shareholder of Pacific shall be entitled to receive such number of shares of SBB Common Stock as such shareholder would have received pursuant to such Share Adjustment had the record date therefor been immediately following the Effective Date.

      (f) If any of the shares of Pacific Common Stock are "dissenting shares" as defined under applicable provisions of Chapter 13 of the GCL, any Certificate representing such shares shall not be converted as described in this Section 5, but from and after the Effective Date shall represent only the right to receive such value as may be determined pursuant to Chapter 13 of the GCL; provided, however, that each dissenting share of Pacific Common Stock which shall cease to be a dissenting share shall have only such rights as are provided under the GCL.

      . On and after the Effective Date, each share of SBB Common Stock issued and outstanding immediately prior to the Closing Date shall remain an issued and outstanding share of common stock of the Surviving Corporation and shall not be affected by the Merger. References to SBB Common Stock in this Merger Agreement as of and after the Effective Date shall be deemed to mean the common stock of the Surviving Corporation.

      ..    Stock Options

      (a) On the Effective Date, each non-statutory option to purchase shares of Pacific Common Stock granted pursuant to a stock option plan maintained by Pacific and which is outstanding and unexercised immediately prior thereto shall cease to represent a right to acquire shares of Pacific Common Stock and shall be assumed by the Surviving Corporation and converted automatically into an option to purchase shares of SBB Common Stock in an amount and at an exercise price determined as provided below (and otherwise subject to the terms of the stock option plans of Pacific and the agreements evidencing grants thereunder):

            (i) The number of shares of SBB Common Stock to be subject to the converted option shall be equal to the product of the number of shares of Pacific Common Stock subject to the original option and the Exchange Ratio (provided that such number of shares shall be rounded to the nearest one one-hundredth of a share); and

            (ii) The exercise price per share of SBB Common Stock under the converted option shall be equal to the exercise price per share of Pacific Common Stock under the original option divided by the Exchange Ratio (provided that such exercise price shall be rounded to the nearest one one-hundredth of a dollar).

      (b) On the Effective Date, each option to purchase shares of Pacific Common Stock granted pursuant to a stock option plan maintained by Pacific and which is an "incentive stock option" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and which is outstanding and unexercised immediately prior thereto shall cease to represent a right to acquire shares of Pacific Common Stock and shall be assumed by the Surviving Corporation and converted automatically into an option to purchase shares of SBB Common Stock in an amount and at an exercise price determined in a manner which is consistent with Section 424(a) of the Code. The duration and other terms of the converted option shall be the same as the original option, except that all references to Pacific shall be deemed to be references to the Surviving Corporation.

      8. Stock Transfer Books. On the Effective Date, the stock transfer books of Pacific shall be closed, and no transfer of Pacific Common Stock theretofore outstanding shall thereafter be made.

      9. The Shareholders' Meetings. The Merger shall be submitted to the shareholders of the each of SBB and Pacific at meetings to be called and held as promptly as practicable. Upon approval of the Merger by the requisite vote of the shareholders of each of SBB and Pacific, this Merger Agreement shall be made effective as soon as practicable thereafter in the manner provided in Section 15 hereof.

      10. Dissenters' Rights. Any shareholder of Pacific who perfects his or her dissenter's rights in accordance with the provisions of Chapter 13 of the GCL shall be governed by such provisions of law.

      11. Conditions to Consummation of the Merger. Consummation of the Merger as provided herein shall be conditioned upon: (i) consummation of the Agreement and Plan of Reorganization by and between SBB and Pacific, (ii) the receipt of all consents, orders and approvals and satisfaction of all other requirements prescribed by law which are necessary for the consummation of the Merger, including without limitation, the approval of the Board of Governors of the Federal Reserve System.

      12. Termination. This Merger Agreement may be terminated and abandoned at any time prior to or on the Closing Date, whether before or after action thereon by the shareholders of SBB and Pacific, by mutual consent of the Boards of Directors of both SBB and Pacific.

      13. Effect of Termination. In the event of the termination and abandonment of this Merger Agreement pursuant to the provisions of Section 12 hereof, the same shall be of no further force or effect and there shall be no liability by reason of this Merger Agreement or the termination thereof on the part of either SBB, Pacific or the directors, officers, employees, agents or stockholders of either of them.

       14. Waiver and Amendment. Any of the terms or conditions of this Merger Agreement may be waived at any time, whether before or after action thereon by the shareholders of SBB and Pacific, by the party that is entitled to the benefits thereof. This Merger Agreement may be amended by action taken by or on behalf of the board of directors of SBB and Pacific at any time before or after adoption of this Merger Agreement by the shareholders of SBB and Pacific but, after any submission of this Agreement to such shareholders for approval, no amendment shall be made that (i) decreases the Merger Consideration to be paid for the Pacific Common Stock as set forth in Section 5, or (ii) materially and adversely affects the rights of the shareholders of either SBB or Pacific hereunder without the requisite approval of such shareholders. Any waiver, modification or amendment of this Merger Agreement shall be in writing.

      15. Effective Date. Subject to the terms, and upon satisfaction on or before the Closing Date of all requirements of law, and the conditions specified in this Merger Agreement, the Merger shall become effective on the date specified in the Certificate of Merger to be issued by the Secretary of State of the State of California under the seal of his office, such date being herein called the "Effective Date."

      16. Multiple Counterparts. For the convenience of the parties hereto, this Merger Agreement may be executed in multiple counterparts, each of which shall be deemed an original, and all counterparts hereof so executed by the parties hereto, whether or not such counterpart shall bear the execution of each of the parties hereto, shall be deemed to be, and shall be construed as, one and the same Merger Agreement. A telecopy or facsimile transmission of a signed counterpart of this Merger Agreement shall be sufficient to bind the party or parties whose signature(s) appear thereon.

      17. Governing Law. THIS MERGER AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF CALIFORNIA.

      18. Further Assurances. Each party hereto agrees from time to time, as and when requested by the other party hereto, or by its successors or assigns, to execute and deliver, or cause to be executed and delivered, all such deeds and instruments and to take or cause to be taken such further or other acts, either before or after the Effective Date, as may be deemed necessary or desirable in order to vest in and confirm to the Surviving Corporation title to and possession of any assets of SBB or Pacific acquired or to be acquired by reason of or as a result of the Merger and otherwise to carry out the intent and purposes hereof, and the officers and directors of the parties hereto are fully authorized in the name of their respective corporate names to take any and all such actions.

      19. Assignment. This Merger Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but no party to this Merger Agreement shall assign this Merger Agreement, by operation of law or otherwise, in whole or in part, without the prior written consent of the other parties. Any assignment made or attempted in violation of this Section 19 shall be void and of no effect.

      20. Severability. In the event that any provision of this Merger Agreement is held to be illegal, invalid or unenforceable under present or future laws, then (a) such provision shall be fully severable and this Merger Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision were not a part hereof; (b) the remaining provisions of this Merger Agreement shall remain in full force and effect and shall not be affected by such illegal, invalid or unenforceable provision or by its severance from this Merger Agreement; and (c) there shall be added automatically as a part of this Merger Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and still be legal, valid and enforceable.

      21. Specific Performance. Each of the parties hereto acknowledges that the other parties would be irreparably damaged and would not have an adequate remedy at law for money damages in the event that any of the covenants contained in this Merger Agreement were not performed in accordance with its terms or otherwise were materially breached. Each of the parties hereto therefore agrees that, without the necessity of proving actual damages or posting bond or other security, the other party shall be entitled to temporary and/or permanent injunction or injunctions to prevent breaches of such performance and to specific enforcement of such covenants in addition to any other remedy to which they may be entitled, at law or in equity.

      22. Rules of Construction. Descriptive headings as to the contents of particular sections are for convenience only and shall not control or affect the meaning, construction or interpretation of any provision of this Merger Agreement. Each use herein of the masculine, neuter or feminine gender shall be deemed to include the other genders. Each use herein of the plural shall include the singular and vice versa, in each case as the context requires or as it is otherwise appropriate. The word "or" is used in the inclusive sense.

      23. Articles, Sections, Exhibits and Schedules. Unless otherwise indicated, all articles and sections referred to herein are articles and sections, respectively, of this Merger Agreement, and all exhibits referred to herein are exhibits attached to this Merger Agreement. Any and all schedules, exhibits, annexes, statements, reports, certificates or other documents or instruments referred to herein or attached hereto are and shall be incorporated herein by reference hereto as though fully set forth herein verbatim.

      24. Binding Effect. All of the terms, covenants, representations, warranties and conditions of this Merger Agreement shall be binding upon, and inure to the benefit of and be enforceable by, the parties hereto and their respective successors, representatives and permitted assigns. Nothing expressed or referred to herein is intended or shall be construed to give any person other than the parties hereto any legal or equitable right, remedy or claim under or in respect of this Merger Agreement, or any provision herein contained, it being the intention of the parties hereto that this Merger Agreement, the assumption of obligations and statements of responsibilities hereunder, and all other conditions and provisions hereof are for the sole benefit of the parties to this Merger Agreement and for the benefit of no other person. Nothing in this Merger Agreement shall act to relieve or discharge the obligation or liability of any third party to any party to this Merger Agreement, nor shall any provision give any third party any right of subrogation or action over or against any party to this Merger Agreement.


                              [Signatures Follow]

      IN WITNESS WHEREOF, SBB and Pacific have caused this Merger Agreement to be executed in counterparts by their duly authorized officers and their corporate seals to be hereunto affixed as of the date first above written, and the directors constituting a majority of the Board of Directors of such corporations have hereunto subscribed their names.


                                    PACIFIC CAPITAL BANCORP



                                    D.  Vernon  Horton,  Chairman of the Board
                                    and Chief Executive Officer


                                    and



                                    James L. Gattis, Secretary


                               The Directors of
                            PACIFIC CAPITAL BANCORP
                              Salinas, California



Charles E. Bancroft                             Gene Dicicco



Lewis L. Fenton                           Gerald T. Fry



Eugene R. Guglielmo                       James L. Gattis



Stanley R. Haynes                         Hubert W. Hudson



William J. Keller                         Roger C. Knopf


William S. McAfee                         William H. Pope



Mary Lou Rawitser                         William K. Sambrailo



Robert B. Sheppard

                                    SANTA BARBARA BANCORP



                                    Donald M. Anderson, Chairman of the Board


                                    and




                                    Jay D. Smith, Corporate Secretary


                               The Directors of
                             SANTA BARBARA BANCORP
                           Santa Barbara, California



Donald M. Anderson                              David W. Spainhour



William S. Thomas, Jr.                    Frank Barranco, M.D.



Edward E. Birch, Ph.D.                    Terrill F. Cox



Richard M. Davis                          Anthony Guntermann



Dale E. Hanst                             Harry B. Powell



Susan Trescher



                                 SCHEDULE ONE

             DIRECTORS AND OFFICERS OF THE SURVIVING CORPORATION


DIRECTORS

      Donald M. Anderson - Chairman
      Frank Barranco, M.D.
      Edward E. Birch, Ph.D
      Terrill F. Cox
      Richard M. Davis
      Anthony Guntermann
      Dale E. Hanst
      D. Vernon Horton
      Roger C. Knopf
      Clayton C. Larson
      William H. Pope
      Harry Powell
      David W. Spainhour
      William S. Thomas, Jr.
      Susan Trescher




 OFFICERS

      Donald M. Anderson            -     Chairman
      David W. Spainhour            -     President
      William S. Thomas, Jr.  -     Vice Chairman and Chief Operating Officer
      D. Vernon Horton        -     Vice Chairman
      Clayton C. Larson       -     Vice Chairman
      David A. Abts           -     Executive Vice President
      Donald E. Barry         -     Executive Vice President
      Donald Lafler           -     Senior Vice President and Chief  Financial
Officer
      John J. McGrath         -     Senior Vice President
      Jay D. Smith                  -     Senior   Vice   President,   General
                                    Counsel and Corporate Secretary
      Catherine R. Steinke          -     Senior Vice President
      Kent M. Vining          -     Senior  Vice   President   and   Strategic
Planning Officer

                                  EXHIBIT "B"

                     SANTA BARBARA STOCK OPTION AGREEMENT


      This STOCK OPTION AGREEMENT, dated as of July 20, 1998 (the"Agreement"), is by and between Santa Barbara Bancorp, a California corporation ("Issuer"), and Pacific Capital Bancorp, a California corporation ("Grantee").

      WHEREAS, Issuer and Grantee have entered into an Agreement and Plan of Reorganization dated as of July 20, 1998 (the "Merger Agreement") providing for, among other things, the merger of Grantee with and into Issuer, with Issuer as the surviving corporation; and

      WHEREAS, as a condition and inducement to Grantee's execution of the Merger Agreement, Grantee has required that Issuer agree, and Issuer has agreed, to grant Grantee the Option (as defined below);

      NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein and in the Merger Agreement, and intending to be legally bound hereby, Issuer and Grantee agree as follows:

1 . Defined Terms. Capitalized terms which are used but not defined herein shall have the meanings ascribed to such terms in the Merger Agreement.

2. Grant of Option. Subject to the terms and conditions set forth herein, Issuer hereby grants to Grantee an irrevocable option (the "Option") to purchase up to 3,002,505 shares (the "Option Shares") of common stock of Issuer, no par value ("Issuer Common Stock"), at a purchase price per Option Share (the "Purchase Price") equal to $30.00; provided, however, that in no event shall the number of shares of Issuer Common Stock for which this Option is exercisable exceed 19.5% of the Issuer's issued and outstanding shares of Common Stock. The number of shares of Issuer Common Stock that may be received upon the exercise of the Option and the Purchase Price are subject to adjustment as herein set forth.

3.      Exercise of Option.

      (a) Provided that (i) Grantee shall not be in material breach of the agreements or covenants contained in this Agreement or the Merger Agreement, and
(ii) no preliminary or permanent injunction or other order against the delivery of the Option Shares issued by any court of competent jurisdiction in the United States shall be in effect, Grantee may exercise the Option, in whole or in part, at any time and from time to time, but only following the occurrence of a Purchase Event (as defined below); provided that the Option shall terminate and be of no further force or effect upon the earlier to occur of (A) the Effective Time of the Merger, (B) the termination of the Merger Agreement in accordance with the terms thereof before the occurrence of a Purchase Event or a Preliminary Purchase Event (other than a termination of the Merger Agreement by Grantee pursuant to Section 9.02(e), 9.02(f) or 9.02(m) of the Merger Agreement (an "Issuer Termination")); (C) the close of business on the 365th day after the occurrence of an Issuer Termination; and (D) the close of business on the 365th day after termination of the Merger Agreement (other than an Issuer Termination) following the occurrence of a Purchase Event or a Preliminary Purchase Event (hereinafter sometimes referred to as the "Termination Date"); provided that any purchase of Option Shares upon the exercise of the Option shall be subject to compliance with applicable law, including, without limitation, the Bank Holding Company Act of 1956 (the "BHCA"), and any other required consent of any regulatory authority. The rights set forth in Section 8 of this Agreement shall terminate when the right to exercise the Option terminates (other than as a result of a complete exercise of the Option) as set forth herein.

      (b) As used herein, a "Purchase Event" means any of the following events:

              (i) without Grantee's prior written consent, Issuer shall have authorized, recommended, publicly proposed or publicly announced an intention to authorize, recommend or propose, or entered into an agreement with any person (other than Grantee or any subsidiary of Grantee) to effect an Acquisition Transaction (as defined below). As used herein, the term "Acquisition Transaction" shall mean (A) any tender offer for more than 50% of the outstanding shares of Issuer, (B) any merger or consolidation of Issuer with or into any entity other than Grantee or a subsidiary of Grantee, (C) any sale of all or substantially all of the assets of Issuer, (D) any reorganization of Issuer or other transaction that results or when completed would result in a disposition of substantially all of the assets of Issuer, or (E) the issuance, sale or other disposition of shares representing more than 50% of the shares of Issuer.

              (ii)any person (other than Grantee or any subsidiary of Grantee) shall have acquired beneficial ownership (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of, or the right to acquire beneficial ownership of, or any "group" (as such term is defined under the Exchange
        Act) shall have been formed which beneficially owns or has the right to acquire beneficial ownership of more than 50% of the shares of Issuer.

        (c) As used herein, a "Preliminary Purchase Event" means any of the following events:

            (i) any person (other than Grantee or any subsidiary of Grantee) shall have commenced (as such term is defined in Rule 14d-2 under the Exchange Act) or shall have filed a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to a tender offer or exchange offer to purchase any shares of Issuer Common Stock such that, upon consummation of such offer, such person would own or control more than 50% of the then outstanding shares of Issuer Common Stock (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer", respectively); or



              (ii)the holders of Issuer Common Stock shall not have approved the Merger Agreement in accordance with all applicable law, the Articles of Incorporation or Bylaws of the Issuer or any other agreement or, contract or law to which such holders of Issuer Common Stock are subject, including, if applicable, but not limited to, at the meeting of such shareholders held for the purpose of voting on the Merger Agreement, such meeting shall not have been held or shall have been canceled prior to termination of the Merger Agreement or Issuer's Board of Directors shall have withdrawn or modified in a manner adverse to Grantee the recommendation of Issuer's Board of Directors with respect to the Merger Agreement, in each case, after it shall have been publicly announced that any person (other than Grantee or any subsidiary of Grantee) shall have (A) made, or disclosed an intention to make, a proposal to engage in an Acquisition Transaction, (B) commenced a Tender Offer or filed a registration statement under the Securities Act with respect to an Exchange Offer or (C) filed an application (or given a notice), whether in draft or final form, under applicable banking or corporate law or any other applicable law, including, without limitation, the BHCA, seeking approval to engage in an Acquisition Transaction.

As used in this Agreement, "person" shall have the meaning specified in Sections 3(a)(9) and 13(d)(3) of the Exchange Act.

      (d) Issuer shall notify Grantee promptly in writing of the occurrence of any Preliminary Purchase Event or Purchase Event, it being understood that the giving of such notice by Issuer shall not be a condition to the right of Grantee to exercise the Option.

      (e) In the event Grantee wishes to exercise the Option, it shall send to Issuer a written notice (the date of which being herein referred to as the "Notice Date") specifying (i) the total number of Option Shares it intends to purchase pursuant to such exercise and (ii) subject to the next sentence, a place and date not earlier than three (3) business days nor later than fifteen
(15) business days after the Notice Date for the closing (the "Closing") of such purchase (the "Closing Date"). If prior notification to or consent of any regulatory authority is required in connection with such purchase, then, notwithstanding the prior occurrence of the Termination Date, the Closing Date shall be extended for such period as shall be necessary to enable such prior notification or consent to occur or to be obtained (and the expiration of any mandatory waiting period). Issuer shall co-operate with Grantee in the filing of any applications or documents necessary to obtain any required consent or in connection with any required prior notification and the Closing shall occur immediately following receipt of such consent (or the filing of any such prior notification and the expiration of any mandatory waiting periods).

4.      Payment and Delivery of Certificates.

      (a) On each Closing Date, Grantee shall (i) pay to Issuer, in immediately available funds by wire transfer to a bank account designated by Issuer, an amount equal to the Purchase Price multiplied by the number of Option Shares to be purchased on such Closing Date, and (ii) present and surrender this Agreement to the Issuer at the address of the Issuer specified herein.

      (b) At each Closing, simultaneously with the delivery of immediately available funds and surrender of this Agreement as provided in Section 4(a) above, (i) Issuer shall deliver to Grantee (A) a certificate or certificates representing the Option Shares to be purchased at such Closing, which Option Shares shall be free and clear of all liens, claims, charges and encumbrances of any kind whatsoever and subject to no pre-emptive rights, and (B) if the Option is exercised in part only, a new Stock Option Agreement, executed by Issuer, with the same terms as this Agreement evidencing the right to purchase the balance of the shares of Issuer Common Stock purchasable hereunder, and (ii) Grantee shall deliver to Issuer a letter agreeing that Grantee shall not offer to sell or otherwise dispose of such Option Shares in violation of applicable federal and state law or of the provisions of this Agreement.

      (c) In addition to any other legend that is required by applicable law, certificates for the Option Shares delivered at each Closing shall be endorsed with a restrictive legend which shall read substantially as follows:

THE TRANSFER OF THE STOCK REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO RESTRICTIONS ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND PURSUANT TO THE TERMS OF A STOCK OPTION AGREEMENT DATED AS OF JULY 20, 1998. A COPY OF SUCH AGREEMENT WILL BE PROVIDED TO THE HOLDER HEREOF WITHOUT CHARGE UPON RECEIPT BY THE ISSUER OF A WRITTEN REQUEST THEREFOR.

It is understood and agreed that the above legend shall be removed by delivery of substitute certificates without such legend if Grantee shall have delivered to Issuer an opinion of counsel in form and substance reasonably satisfactory to Issuer and its counsel, to the effect that such legend is not required for purposes of the Securities Act.

      (d) Upon the giving by Grantee to Issuer of the written notice of exercise of the Option provided for under Section 3(e) of this Agreement, the tender of the applicable Purchase Price in immediately available funds and the tender of this Agreement to Issuer, Grantee shall be deemed to be the holder of record of the shares of Issuer Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of Issuer shall then be closed or that certificates representing such shares of Issuer Common Stock shall not then be actually delivered to Grantee. Issuer shall pay all expenses, and any and all United States federal, state, and local taxes and other charges that may be payable in connection with the preparation, issuance and delivery of stock certificates under this Section in the name of Grantee or its assignee, transferee, or designee.

      (e) Issuer agrees (i) that it shall at all times maintain, free from pre-emptive rights, sufficient authorized but unissued or treasury shares of Issuer Common Stock so that the Option may be exercised without additional authorization of Issuer Common Stock after giving effect to all other options, warrants, convertible securities and other rights to purchase Issuer Common Stock, (ii) that it will not, by amendment to its Articles of Incorporation or Bylaws or through. reorganization, consolidation, merger, dissolution or sale of assets, or by any other voluntary act, avoid or seek to avoid the observance or performance of any of the covenants, stipulations or conditions to be observed or performed hereunder by Issuer, (iii) promptly to take all action as may from time to time be required (including (A) complying (if applicable) with all pre merger notification, reporting and waiting period requirements specified in 15 U.S.C. ss. 18a and regulations promulgated thereunder and (B) in the event, under any federal or state law, prior notice to or consent of any regulatory authority is necessary before the Option may be exercised co-operating fully with Grantee in preparing any required application or notice and providing such information to such regulatory authority as such regulatory authority may require) in order to permit Grantee to exercise the Option and Issuer duly and effectively to issue shares of Issuer Common Stock pursuant hereto, and (iv) promptly to take all action provided herein to protect the rights of Grantee against dilution.

5. Representations and Warranties of Issuer. Issuer hereby represents and warrants to Grantee as follows:

      (a) Due Authorization. Issuer has all requisite corporate power and authority to enter into this Agreement and, subject to any approvals referred to herein, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Issuer. This Agreement has been duly executed and delivered by Issuer.

      (b) Authorized Stock. Issuer has taken all necessary corporate and other action to authorize and reserve and to permit it to issue, and, at all times from the date hereof until the obligation to deliver Issuer Common Stock upon the exercise of the Option terminates, will have reserved for issuance, upon exercise of the Option, the number of shares of Issuer Common Stock necessary for Grantee to exercise the Option, and Issuer will take all necessary corporate action to authorize and reserve for issuance all additional shares of Issuer Common Stock or other securities which may be issued pursuant to Section 7 of this Agreement upon exercise of the Option. The shares of Issuer Common Stock to be issued upon due exercise of the Option, including all additional shares of Issuer Common Stock or other securities which may be issuable pursuant to
Section 7 of this Agreement, upon issuance pursuant hereto, shall be duly and validly issued, fully paid and nonassessable, and shall be delivered free and clear of all liens, claims, charges and encumbrances of any kind or nature whatsoever, including any pre-emptive right of any shareholder of Issuer.

      (c) No Violation. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby will not, conflict with, or result in any violation pursuant to any provisions of the Articles of Incorporation or By-laws of Issuer or, subject to obtaining any approvals or consents contemplated hereby, result in any violation of any loan or credit agreement, note, mortgage, indenture, lease, plan or other agreement, obligation, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to Issuer or its properties or assets which violation would have a Material Adverse Effect on the Issuer.

6. Representations and Warranties of Grantee. Grantee hereby represents and warrants to Issuer that: (a) Due Authorization. Grantee has all requisite corporate power and authority to enter to this Agreement and, subject to any approvals or consents referred to herein, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Grantee. This Agreement has been duly executed and delivered by Grantee.

      (b) Purchase Not for Distribution. This Option is not being, and any Option Shares or other securities acquired by Grantee upon exercise of the Option will not be, acquired with a view to the public distribution thereof and will not be transferred or otherwise disposed of except in a transaction registered or exempt from registration under the Securities Act.

7. Adjustment upon Changes in Capitalization, etc.

      (a) In the event of any change in Issuer Common Stock by reason of a stock dividend stock split, split-up, recapitalization, combination, exchange of shares or similar transaction, the type and number of shares or securities subject to the Option, and the Purchase Price therefor, shall be adjusted appropriately, and proper provision shall be made in the agreements governing such transaction so that Grantee shall receive, upon exercise of the Option, the number and class of shares or other securities or property that Grantee would have received in respect of Issuer Common Stock if the Option had been exercised immediately prior to such event, or the record date therefor, as applicable. If any additional shares of Issuer Common Stock are issued after the date of this Agreement (other than pursuant to an event described in the first sentence of this Section 7(a)), the number of shares of Issuer Common Stock subject to the Option shall be adjusted so that, after such issuance, the Option, together with any shares of Issuer Common Stock previously issued pursuant hereto, equals 19.5% of the number of shares of Issuer Common Stock then issued and outstanding, without giving effect to any shares subject to or issued pursuant to the Option.

      (b) In the event that, prior to the Termination Date, Issuer shall enter in an agreement:

            (i) to consolidate with or merge into any person, other than Grantee or one of its subsidiaries, and shall not be the continuing or surviving corporation of such consolidation or merger; (ii) to permit any person, other than Grantee or one of its subsidiaries, to merge into Issuer where Issuer shall be the continuing or surviving corporation, but, in connection with such merger, the then outstanding shares of Issuer Common Stock shall be changed into or exchanged for stock or other securities of Issuer or any other person or cash or any other property or the outstanding shares of Issuer Common Stock immediately prior to such merger shall after such merger represent less than 50% of the outstanding shares and share equivalents of the merged company; or (iii)to sell or otherwise transfer all or substantially all of its assets to any person, other than Grantee or one of its subsidiaries, then, and in each such case, the agreement governing such transaction shall make proper provisions so that, upon the consummation of any such transaction and upon the terms and conditions set forth herein, the Option, notwithstanding the fact that as of the date of consummation of such transaction the Termination Date shall have occurred, shall be converted into, or exchanged for, an option (the "Substitute Option"), at the election of Grantee, of either (x) the Acquiring Corporation (as defined below), (y) any person that controls the Acquiring Corporation, or (z) in the case of a merger described in clause
      (ii), the Issuer (in each case, such entity being referred to as the "Substitute Option Issuer").

      (c) The Substitute Option shall have the same terms as the Option, provided that, if the terms of the Substitute Option cannot, because of the applicability of any law or regulation, have the exact terms as the Option, such terms shall be as similar as possible and in no event less advantageous to Grantee. The Substitute Option Issuer shall also enter into an agreement with the then-holder or holders of the Substitute Option in substantially the same form as this Agreement, which shall be applicable to the Substitute Option.

      (d) The Substitute Option shall be exercisable for such number of shares of the Substitute Common Stock (as hereinafter defined) as is equal to the Assigned Value (as hereinafter defined) multiplied by the number of shares of the Issuer Common Stock for which the Option was theretofore exercisable, divided by the Average Price (as hereinafter defined). The exercise price of each share of Substitute Common Stock subject to the Substitute Option (the "Substitute Purchase Price") shall be equal to the Purchase Price multiplied by a fraction in which the numerator is the number of shares of the Issuer Common Stock for which the Option was theretofore exercisable and the denominator is the number of shares for which the Substitute Option is exercisable.

        (e) The following terms have the meanings indicated:

              (i) "Acquiring Corporation" shall mean (x) the continuing or surviving corporation of a consolidation or merger with respect to which Issuer is one of the parties (if other than Issuer), (y) the Issuer in a consolidation or merger or in which the Issuer is the continuing or surviving corporation, and (z) the transferee of all or any substantial part of the Issuer's assets.

              (ii)"Assigned Value" shall mean the highest of (x) the price per share of the Issuer Common Stock at which a Tender Offer or Exchange Offer therefor has been made by any person (other than Grantee), (y) the price per share of the Issuer Common Stock to be paid by any person (other than the Grantee) pursuant to an agreement with Issuer, or (z) the highest last sales price per share of Issuer Common Stock quoted on any national securities exchange (including the NASDAQ - National Market System) (or if Issuer Common Stock is not quoted on any such national securities exchange, the highest bid price per share on any day as quoted on the principal trading market or securities exchange on which such shares are traded as reported by a recognized source chosen by Grantee) within the six-month period immediately preceding the agreement described in Section 7(b) above; provided, however, that in the event of a sale of less than all of Issuer's assets, the Assigned Value shall be the sum of the price paid in such sale for such assets and the current market value of the remaining assets of Issuer as determined by a nationally recognized investment banking firm selected by Grantee, divided by the number of shares of the Issuer Common Stock outstanding at the time of such sale. In the event a Tender Offer or Exchange Offer is made for the Issuer Common Stock or an agreement is entered into for a merger or consolidation involving consideration other than cash, the value of the securities or other property issuable or deliverable in exchange for the Issuer Common Stock shall be determined by a nationally recognized investment banking firm mutually selected by Grantee and Issuer (or if applicable, Acquiring Corporation), provided that if a mutual selection cannot be made as to such investment banking firm, it shall be selected by Grantee.

             (iii) "Average Price" shall mean the average last sales price of a share of the Substitute Common Stock for the one year immediately preceding the consolidation, merger or sale in question, as quoted on any national securities exchange (including the NASDAQ National Market System), and if the Substitute Common Stock is not quoted on any such national securities exchange, the average of the bid price for the one year period described above, as quoted on the principal trading market or securities exchange on which such Substitute Common Stock is traded, as reported by a recognized source, as chosen by Grantee, but in no event higher than the last sales price or closing price or the bid price of the shares of the Substitute Common Stock on the day preceding such consolidation, merger, or sale; provided that if Issuer is the issuer of the Substitute Option, the Average Price shall be computed with respect to a share of common stock issued by Issuer, the person merging into Issuer or by any company which controls or is controlled by such person, as Grantee may elect.

            (iv) "Substitute Common Stock" shall mean the common stock issued by the Substitute Option Issuer upon the exercise of the Substitute Option.

      (f) In no event pursuant to any of the foregoing paragraphs shall the Substitute Option be exercisable for more than 19.5% of the aggregate of the shares of the Substitute Common Stock outstanding prior to exercise of the Substitute Option. In the event that the Substitute Option would be exercisable for more than 19.5% of the aggregate of the shares of the Substitute Common Stock but for this clause (f), the Substitute Option Issuer shall make a cash payment to Grantee equal to the amount of (i) the value of the Substitute Option without giving effect to the limitation in this clause (f) in excess of (ii) the value of the Substitute Option after giving effect to the limitation in this clause (f). This difference in value shall be determined by a nationally recognized investment banking firm selected by Grantee.

      (g) Issuer shall not enter into any transaction described in subsection
(b) of this Section 7 unless the Acquiring Corporation and any person that controls the Acquiring Corporation assumes in writing all of the obligations of Issuer hereunder and takes all other actions that may be necessary so that the provisions of this Section 7 are given full force and effect (including, without limitation, any action that may be necessary so that the shares of Substitute Common Stock are in no way distinguished from or have lesser economic value (other than any diminution resulting from the fact that the Substitute Common Stock is "restricted securities" within the meaning of Rule 144 under the Securities Act) than other shares of common stock issued by the Substitute Option Issuer).
      (h) The provisions of Sections 8, 9 and 10 shall apply, with appropriate adjustments, to any securities for which the Option becomes exercisable pursuant to this Section 7 and, as applicable, references in such sections to "Issuer," "Option," "Purchase Price," and "Issuer Common Stock" shall be deemed to be references to "Substitute Option Issuer," "Substitute Option, " "Substitute Purchase Price, " and "Substitute Common Stock, " respectively.

8. Repurchase at the Option of Grantee.

      (a) Subject to the last sentence of Section 3(a) of this Agreement, at the request of Grantee at any time commencing upon the first occurrence of a Repurchase Event (as defined in Section 8(d)) and ending at the close of business 365 days thereafter, Issuer shall repurchase from Grantee the Option and all shares of Issuer Common Stock purchased by Grantee pursuant hereto with respect to which Grantee then has beneficial ownership. The date on which Grantee exercises its rights under this Section 8 is referred to as the "Request Date". Such repurchase shall be at an aggregate price (the "Section 8 Repurchase Consideration") equal to the sum of:

            (i) the aggregate Purchase Price paid by Grantee for any shares of Issuer Common Stock acquired pursuant to complete or partial exercise of the Option with respect to which Grantee then has beneficial ownership;

            (ii) the excess, if any, of (x) the Applicable Price (as defined below) for each share of Issuer Common Stock over (y) the Purchase Price (subject to adjustment pursuant to Section 7), multiplied by the number of shares of Issuer Common Stock with respect to which the Option has not been exercised; and

            (iii) the excess, if any, of the Applicable Price over the Purchase Price (subject to adjustment pursuant to Section 7) paid (or, in the case of Option Shares with respect to which the Option has been exercised but the Closing Date has not occurred, payable) by Grantee for each share of Issuer Common Stock with respect to which the Option has been exercised and with respect to which Grantee then has beneficial ownership, multiplied by the number of such shares.

      (b) If Grantee exercises its rights under this Section 8, Issuer shall, within ten (10) business days after the Request Date, pay the Section 8 Repurchase Consideration to Grantee in immediately available funds, and contemporaneously with such payment Grantee shall surrender to Issuer the Option and the certificates evidencing the shares of Issuer Common Stock purchased thereunder with respect to which Grantee then has beneficial ownership, and Grantee shall warrant that it has sole record and beneficial ownership of such shares and that the same are then free and clear of all liens, claims, charges and encumbrances of any kind whatsoever. Notwithstanding the foregoing, to the extent that prior notification to or consent of any regulatory authority is required in connection with the payment of all or any portion of the Section 8 Repurchase Consideration, or Issuer is prohibited under applicable law or regulation, or as a consequence of administrative policy, from repurchasing the Option and/or the Option Shares in full, Issuer shall immediately so notify Grantee and thereafter deliver from time to time, and as permitted by applicable law or regulation, that portion of the Section 8 Repurchase Consideration that it is not then so prohibited from paying within five business days after the date on which Issuer is no longer prohibited; provided, however, that if Issuer at any time is prohibited under applicable law or regulation, or as a consequence of administrative policy, from delivering to the Grantee the Section 8 Repurchase Consideration, in full (and Issuer hereby undertakes to use its best efforts to obtain all required consents of regulatory authorities and to file any required notices as promptly as practicable in order to accomplish such repurchase), the Grantee may, at its option, revoke its request that Issuer repurchase the Option or the Option Shares either in whole or to the extent of the prohibition, whereupon, in the latter case, Issuer shall promptly (i) deliver to the Grantee that portion of the Section 8 Repurchase Consideration that Issuer is not prohibited from delivering; and (ii) deliver, to the Grantee either (A) a new Stock Option Agreement evidencing the right of Issuer to purchase that number of shares of Common Stock obtained by multiplying the number of shares of Common Stock for which the surrendered Stock Option Agreement was exercisable at the time of delivery of the notice of repurchase by a fraction, the numerator of which is the Section 8 Repurchase Consideration less the portion thereof theretofore delivered to the Grantee and the denominator of which is the Section 8 Repurchase Consideration, or (B) a certificate for the Option Shares it is then prohibited from repurchasing.

      Notwithstanding anything herein to the contrary, all of Grantee's rights under this Section 8 shall terminate on the Termination Date of this Option pursuant to Section 3(a) of this Agreement.

      (c) For purposes of this Agreement, the "Applicable Price" means the highest of: (i) the highest price per share of Issuer Common Stock paid for any such share by the person or groups described in Section 8(d)(i) below; (ii) the price per share of Issuer Common Stock received by holders of Issuer Common Stock in connection with any merger or other business combination transaction described in Section 7(b)(i), 7(b)(ii) or 7(b)(iii) above; or (iii) the highest last sales price per share of Issuer Common Stock quoted on any national securities exchange (including the NASDAQ - National Market System) (or if Issuer Common Stock is not quoted on any such national securities exchange, the highest bid price per share as quoted on the principal trading market or securities exchange on which such shares are traded as reported by a recognized source chosen by Grantee) during the sixty (60) business days preceding the Request Date; provided, however, that in the event of a sale of less than all of Issuer's assets, the Applicable Price shall be the sum of the price paid in such sale for such assets and the current market value of the remaining assets of Issuer as determined by a nationally recognized investment banking firm selected by Grantee, divided by the number of shares of the Issuer Common Stock outstanding at the time of such sale. If the consideration to be offered, paid or received pursuant to either of the foregoing clauses (i) or (ii) shall be other than in cash, the value of such consideration shall be determined in good faith by an independent nationally recognized investment banking firm selected by Grantee and reasonably acceptable to Issuer, which determination shall be conclusive for all purposes of this Agreement.

      (d) As used herein, a "Repurchase Event" shall occur if (i) any person (other than Grantee or any subsidiary of Grantee) shall have acquired beneficial ownership of (as such term is defined in Rule l3d-3 promulgated under the Exchange Act), or the right to acquire beneficial ownership of, or any "group" (as such term is defined under the Exchange Act) shall have been formed which beneficially owns or has the right to acquire beneficial ownership of, more than 50% of the then outstanding shares of Issuer Common Stock, or (ii) any of the transactions described in Section 7(b)(i), 7(b)(ii) or 7(b)(iii) of this Agreement shall be consummated.

9.    Registration Rights.

      (a) Demand Registration Rights. Issuer shall, subject to the conditions of subparagraph (c) below, if requested by Grantee, as expeditiously as possible prepare and file a registration statement under the Securities Act if such registration is necessary in order to permit the sale or other disposition of any or all shares of Issuer Common Stock or other securities that have been acquired by or are issuable to Grantee upon exercise of the Option in accordance with the intended method of sale or other disposition stated by Grantee in such request, including without limitation a "shelf'" registration statement under Rule 415 under the Securities Act or any successor provision, and Issuer shall use its best efforts to qualify such shares or other securities for sale under any applicable state securities laws.

      (b) Additional Registration Rights. If Issuer at any time after the exercise of the Option proposes to register any shares of Issuer Common Stock under the Securities Act in connection with an underwritten public offering of such Issuer Common Stock, Issuer will promptly give written notice to Grantee (and any permitted transferee) of its intention to do so and, upon the written request of Grantee (or any such permitted transferee of Grantee) given within 30 days after receipt of any such notice (which request shall specify the number of shares of Issuer Common Stock intended to be included in such underwritten public offering by Grantee (or such permitted transferee)), Issuer will cause all such shares, the holders of which shall have requested participation in such registration, to be so registered and included in such underwritten public offering; provided, that the Issuer may elect not to cause all of the shares for which the Grantee has requested participation in such registration to be registered and included in such underwritten public offering if the underwriters, for good business reasons and in good faith, object to such inclusion.

      (c) Conditions to Required Registration. Issuer shall use all reasonable efforts to cause each registration statement referred to in subparagraph (a) above to become effective and to obtain all consents or waivers of other parties which are required therefor and to keep such registration statement effective, provided, however, Issuer shall not be required to register Option Shares under the Securities Act pursuant to subparagraph (a) above:

              (i) prior to the earliest of (a) termination of the Merger Agreement, and (b) a Purchase Event or a Preliminary Purchase Event;

              (ii)on more than two occasions;

              (iii)more than once during any calendar year; and

              (iv)within 90 days after the effective date of a registration referred to in subparagraph (b) above pursuant to which the holder or holders of the Option Shares concerned were afforded the opportunity to register such shares under the Securities Act and such shares were registered as requested.

      In addition to the foregoing, Issuer shall not be required to maintain the effectiveness of any registration statement after the expiration of 180 days from the effective date of such registration statement. Issuer shall use all reasonable efforts to make any filings, and take all steps, under all applicable state securities laws to the extent necessary to permit the sale or other disposition of the Option Shares so registered in accordance with the intended method of distribution for such shares.

      (d) Expenses. Except where applicable state law prohibits such payments, Issuer will pay all of its expenses (including, without limitation, registration fees, qualification fees, blue sky fees and expenses, legal expenses, printing expenses and the costs of special audits or "cold comfort" letters, expenses of underwriters, excluding discounts and commissions but including liability insurance if Issuer so desires or the underwriters so require, and the reasonable fees and expenses of any necessary special experts) in connection with each registration pursuant to subparagraph (a) or (b) above (including the related offerings and sales by holders of Option Shares) and all other qualifications, notifications or exemptions pursuant to subparagraph (a) or (b) above; provided, however, that fees and expenses of counsel to the Grantee and any other expenses incurred by the Grantee in connection with such registration shall be borne by the Grantee.

      (e) Indemnification. In connection with any registration under subparagraph (a) or (b) above Issuer hereby indemnifies the holder of the Option Shares, and each underwriter thereof, including each person, if any, who controls such holder or underwriter within the meaning of Section 15 of the Securities Act, against all expenses, losses, claims, damages and liabilities caused by any untrue, or alleged untrue, statement of a material fact contained in any registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) or any preliminary prospectus, or caused by any omission, or alleged omission, to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such expenses, losses, claims, damages or liabilities of such indemnified party are caused by any untrue statement or alleged untrue statement that was included by Issuer in any such registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) in reliance upon and in conformity with, information furnished in writing to Issuer by such indemnified party expressly for use therein, and Issuer and each officer, director and controlling person of Issuer shall be indemnified by such holder of the Option Shares, or by such underwriter, as the case may be, for all such expenses, losses, claims, damages and liabilities caused by any untrue, or alleged untrue, statement, that was included by Issuer in any such registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) in reliance upon, and in conformity with, information furnished in writing to Issuer by such holder or such underwriter, as the case may be, expressly for such use.

      Promptly upon receipt by a party indemnified under this subparagraph (e) of notice of the commencement of any action against such indemnified party in respect of which indemnity or reimbursement may be sought against any indemnifying party under this subparagraph (e), such indemnified party shall notify the indemnifying party in writing of the commencement of such action, but the failure so to notify the indemnifying party shall not relieve it of any liability which it may otherwise have to any indemnified party under this subparagraph (e). In case notice of commencement of any such action shall be given to the indemnifying party as above provided, the indemnifying party shall be entitled to participate in and, to the extent it may wish, jointly with any other indemnifying party similarly notified, to assume the defense of such action at its own expense, with counsel chosen by it and satisfactory to such indemnified party. The indemnified party shall have the right to employ separate counsel in any such action and participate in the defense thereof, but the fees and expenses of such counsel (other than reasonable costs of investigation) shall be paid by the indemnified party unless (i) the indemnifying party either agrees to pay the same, (ii) the indemnifying party fails to assume the defense of such action with counsel satisfactory to the indemnified party, or (iii) the indemnified party has been advised by counsel that one or more legal defenses may be available to the indemnifying party that may be contrary to the interest of the indemnified party, in which case the indemnifying party shall be entitled to assume the defense of such action notwithstanding its obligation to bear fees and expenses of such counsel. No indemnifying party shall be liable for any settlement entered into without its consent, which consent may not be unreasonably withheld.

      If the indemnification provided for in this subparagraph (e) is unavailable to a party otherwise entitled to be indemnified in respect of any expenses, losses, claims, damages or liabilities referred to herein, then the indemnifying party, in lieu of indemnifying such party otherwise entitled to be indemnified, shall contribute to the amount paid or payable by such party to be indemnified as a result of such expenses, losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative benefits received by Issuer, the selling shareholders and the underwriters from the offering of the securities and also the relative fault of Issuer, the selling shareholders and the underwriters in connection with the statements or omissions which resulted in such expenses, losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The amount paid or payable by a party as a result of the expenses, losses, claims, damages and liabilities referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with investigating or defending any action or claim; provided, however, that in no case shall the holders of the Option Shares be responsible, in the aggregate, for any amount in excess of the net offering proceeds attributable to its Option Shares included in the offering. No person guilty of fraudulent misrepresentation (within the meaning of Section 11 (f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. Any obligation by any holder to indemnify shall be several and not joint with other holders.

      In connection with any registration pursuant to subparagraph (a) or (b) above, Issuer and each holder of any Option Shares (other than Grantee) shall enter into an agreement containing the indemnification provisions of this subparagraph (e).

      (f) Miscellaneous Reporting. Issuer shall comply with all reporting requirements and will do all such other things as may be necessary to permit the expeditious sale at any time of any Option Shares by the holder thereof in accordance with and to the extent permitted by any rule or regulation promulgated by the SEC from time to time. Issuer shall at its expense provide the holder of any Option Shares with any information necessary in connection with the completion and filing of any reports or forms required to be filed by them under the Securities Act or the Exchange Act, or required pursuant to any state securities laws or the rules of any stock exchange.

      (g) Issue Taxes. Issuer will pay all stamp taxes in connection with the issuance and the sale of the Option Shares and in connection with the exercise of the Option, and will save Grantee harmless, without limitation as to time, against any and all liabilities, with respect to all such taxes.

10. Quotation; Listing. If Issuer Common Stock or any other securities to be acquired upon exercise of the Option are then authorized for quotation or trading or listing on any national securities exchange (including the NASDAQ - National Market System) or any securities exchange, Issuer, upon the request of Grantee, will promptly file an application, if required, to authorize for quotation or trading or listing the shares of Issuer Common Stock or other securities to be acquired upon exercise of the Option on any such national securities exchange and will use its best efforts to obtain approval, if required, of such quotation or listing as soon as practicable.

11. Division of Option. This Agreement (and the Option granted hereby) are exchangeable, without expense, at the option of Grantee, upon presentation and surrender of this Agreement at the principal office of Issuer for other Agreements providing for Options of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Issuer Common Stock purchasable hereunder. The terms "Agreement" and "Option" as used herein include any other Agreements and related Options for which this Agreement (and the Option granted hereby) may be exchanged. Upon receipt by Issuer of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Agreement, and (in the case of loss, theft, or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Agreement, if mutilated, Issuer will execute and deliver a new Agreement of. like tenor and date.

12.   Miscellaneous.

      (a) Expenses. Except as otherwise provided in Section 9 of this Agreement, each of the parties hereto shall bear and pay all costs and expenses incurred by it or on its behalf in connection with the transactions contemplated hereunder, including fees and expenses of its own financial consultants, investment bankers, accountants and counsel.

      (b) Waiver and Amendment. Any provision of this Agreement may be waived at any time by the party that is entitled to the benefits of such provision if such waiver is in writing. This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement executed by the parties hereto.

      (c) Entire Agreement; No Third Party Beneficiary; Severability. This Agreement, together with the Merger Agreement and the other documents and instruments referred to herein and therein, between Grantee and Issuer (a) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof and (b) is not intended to confer upon any person other than the parties hereto (other than any transferees of the Option Shares or any permitted transferee of this Agreement pursuant to Section 12(h)) any rights or remedies hereunder. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or a federal or state regulatory agency to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated. If for any reason such court or regulatory agency determines that the Option does not permit Grantee to acquire, or does not require Issuer to repurchase, the full number of shares of Issuer Common Stock as provided in Sections 3 and 8 (as adjusted pursuant to Section 7), it is the express intention of Issuer to allow Grantee to acquire or to require Issuer to repurchase such lesser number of shares as may be permissible without any amendment or modification hereof.

      (d) Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of California without regard to any applicable conflicts of law rules.

      (e) Descriptive Heading. The descriptive headings contained herein are for convenience of reference only and shall not affect in any way the meaning or interpretation of this Agreement.

      (f) Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally, telecopied (with confirmation) or mailed by registered or certified mail (return receipt requested) to the parties at the following addresses (or a such other address for a party as shall be specified by like notice):


      IF TO ISSUER TO:

                  Santa Barbara Bancorp
                  1021 Anacapa Street
                  Santa Barbara, California 93101-2036
                  Telecopy: (804) 564-6293
                  Attention:  Mr. David W. Spainhour,
                              President and Chief Executive Officer

      WITH A COPY TO:

                  Mr. Charles E. Greef
                  Mr. Peter G. Weinstock
                  Jenkens & Gilchrist,
                  a Professional Corporation
                  1445 Ross Avenue, Suite 3200
                  Dallas, Texas  75202-2799
                  Telecopy:  (214) 855-4300



      IF TO GRANTEE TO:

                  Pacific Capital Bancorp
                  307 Main Street
                  Salinas, California 93901
                  Telecopy: (408) 646-9748
                  Attention:  Mr. Clayton C. Larson,
                              President and Chief Administrative Officer

      WITH A COPY TO:

                  Mr. James E. Topinka
                  Preston Gates & Ellis LLP
                  One Maritime Plaza
                  Suite 2400
                  San Francisco, California 94111
                  Telecopy: (415) 788-8819

      (g) Counterparts. This Agreement and any amendments hereto may be executed in multiple counterparts, each of which shall be considered one and the same agreement and shall become effective when both counterparts have been signed, it being understood that both parties need not sign the same counterpart.

      (h) Assignment. Neither this Agreement nor any of the rights, interests or obligations hereunder or under the Option shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other party, except that Grantee may assign this Agreement to a wholly owned subsidiary of Grantee and Grantee may assign its rights hereunder in whole or in part after the occurrence of a Purchase Event. Subject to the preceding sentence, this Agreement shall be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns.

      (i) Further Assurances. In the event of any exercise of the Option by Grantee, Issuer and Grantee shall execute and deliver all other documents and instruments and take all other action that may be reasonably necessary in order to consummate the transactions provided for by such exercise.

      (j) Specific Performance. The parties hereto agree that this Agreement may be enforced by either party through specific performance, injunctive relief and other equitable relief. Both parties further agree to waive any requirement for the securing or posting of any bond in connection with the obtaining of any such equitable relief and that this provision is without prejudice to any other rights that the parties hereto may have for any failure to perform this Agreement.
      IN WITNESS WHEREOF, Issuer and Grantee have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the day and year first written above.


                                    PACIFIC CAPITAL BANCORP



By:________________________________________
                                          D.  Vernon  Horton,  Chairman of the
                                          Board and Chief Executive Officer


                               and


                                    By:_______________________________________
                                          Clayton C. Larson, President and
                                          Chief Administrative Officer


                                    SANTA BARBARA BANCORP




                                    By:_______________________________________

                                          William   S.   Thomas,   Jr.,   Vice
                                          Chairman and Chief Operating Officer

                              and


                                    By:_______________________________________
                                          Kent   M.   Vining,    Senior   Vice
President

                                  EXHIBIT "C"

                        PACIFIC STOCK OPTION AGREEMENT



      This STOCK OPTION AGREEMENT, dated as of July 20, 1998 (the"Agreement"), is by and between Pacific Capital Bancorp, a California corporation ("Issuer"), and Santa Barbara Capital Bancorp, a California corporation ("Grantee").

      WHEREAS, Issuer and Grantee have entered into an Agreement and Plan of Reorganization dated as of July 20, 1998 (the "Merger Agreement") providing for, among other things, the merger of Issuer with and into Grantee, with Grantee as the surviving corporation; and

      WHEREAS, as a condition and inducement to Grantee's execution of the Merger Agreement, Grantee has required that Issuer agree, and Issuer has agreed, to grant Grantee the Option (as defined below);

      NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein and in the Merger Agreement, and intending to be legally bound hereby, Issuer and Grantee agree as follows:

1 . Defined Terms. Capitalized terms which are used but not defined herein shall have the meanings ascribed to such terms in the Merger Agreement.

2. Grant of Option. Subject to the terms and conditions set forth herein, Issuer hereby grants to Grantee an irrevocable option (the "Option") to purchase up to 878,269 shares (the "Option Shares") of common stock of Issuer, no par value ("Issuer Common Stock"), at a purchase price per Option Share (the "Purchase Price") equal to $58.00; provided, however, that in no event shall the number of shares of Issuer Common Stock for which this Option is exercisable exceed 19.5% of the Issuer's issued and outstanding shares of Common Stock. The number of shares of Issuer Common Stock that may be received upon the exercise of the Option and the Purchase Price are subject to adjustment as herein set forth.

3.      Exercise of Option.

      (a) Provided that (i) Grantee shall not be in material breach of the agreements or covenants contained in this Agreement or the Merger Agreement, and
(ii) no preliminary or permanent injunction or other order against the delivery of the Option Shares issued by any court of competent jurisdiction in the United States shall be in effect, Grantee may exercise the Option, in whole or in part, at any time and from time to time, but only following the occurrence of a Purchase Event (as defined below); provided that the Option shall terminate and be of no further force or effect upon the earlier to occur of (A) the Effective Time of the Merger, (B) the termination of the Merger Agreement in accordance with the terms thereof before the occurrence of a Purchase Event or a Preliminary Purchase Event (other than a termination of the Merger Agreement by Grantee pursuant to Section 9.02(e), 9.02(f) or 9.02(n) of the Merger Agreement (an "Issuer Termination")); (C) the close of business on the 365th day after the occurrence of an Issuer Termination; and (D) the close of business on the 365th day after termination of the Merger Agreement (other than an Issuer Termination) following the occurrence of a Purchase Event or a Preliminary Purchase Event (hereinafter sometimes referred to as the "Termination Date"); provided that any purchase of Option Shares upon the exercise of the Option shall be subject to compliance with applicable law, including, without limitation, the Bank Holding Company Act of 1956 (the "BHCA"), and any other required consent of any regulatory authority. The rights set forth in Section 8 of this Agreement shall terminate when the right to exercise the Option terminates (other than as a result of a complete exercise of the Option) as set forth herein.

      (b) As used herein, a "Purchase Event" means any of the following events:

              (i) without Grantee's prior written consent, Issuer shall have authorized, recommended, publicly proposed or publicly announced an intention to authorize, recommend or propose, or entered into an agreement with any person (other than Grantee or any subsidiary of Grantee) to effect an Acquisition Transaction (as defined below). As used herein, the term "Acquisition Transaction" shall mean (A) any tender offer for more than 50% of the outstanding shares of Issuer, (B) any merger or consolidation of Issuer with or into any entity other than Grantee or a subsidiary of Grantee, (C) any sale of all or substantially all of the assets of Issuer, (D) any reorganization of Issuer or other transaction that results or when completed would result in a disposition of substantially all of the assets of Issuer, or (E) the issuance, sale or other disposition of shares representing more than 50% of the shares of Issuer.

              (ii)any person (other than Grantee or any subsidiary of Grantee) shall have acquired beneficial ownership (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of, or the right to acquire beneficial ownership of, or any "group" (as such term is defined under the Exchange
        Act) shall have been formed which beneficially owns or has the right to acquire beneficial ownership of more than 50% of the shares of Issuer.

        (c) As used herein, a "Preliminary Purchase Event" means any of the following events:

            (i) any person (other than Grantee or any subsidiary of Grantee) shall have commenced (as such term is defined in Rule 14d-2 under the Exchange Act) or shall have filed a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to a tender offer or exchange offer to purchase any shares of Issuer Common Stock such that, upon consummation of such offer, such person would own or control more than 50% of the then outstanding shares of Issuer Common Stock (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer", respectively); or



              (ii)the holders of Issuer Common Stock shall not have approved the Merger Agreement in accordance with all applicable law, the Articles of Incorporation or Bylaws of the Issuer or any other agreement or, contract or law to which such holders of Issuer Common Stock are subject, including, if applicable, but not limited to, at the meeting of such shareholders held for the purpose of voting on the Merger Agreement, such meeting shall not have been held or shall have been canceled prior to termination of the Merger Agreement or Issuer's Board of Directors shall have withdrawn or modified in a manner adverse to Grantee the recommendation of Issuer's Board of Directors with respect to the Merger Agreement, in each case, after it shall have been publicly announced that any person (other than Grantee or any subsidiary of Grantee) shall have (A) made, or disclosed an intention to make, a proposal to engage in an Acquisition Transaction, (B) commenced a Tender Offer or filed a registration statement under the Securities Act with respect to an Exchange Offer or (C) filed an application (or given a notice), whether in draft or final form, under applicable banking or corporate law or any other applicable law, including, without limitation, the BHCA, seeking approval to engage in an Acquisition Transaction.

As used in this Agreement, "person" shall have the meaning specified in Sections 3(a)(9) and 13(d)(3) of the Exchange Act.

      (d) Issuer shall notify Grantee promptly in writing of the occurrence of any Preliminary Purchase Event or Purchase Event, it being understood that the giving of such notice by Issuer shall not be a condition to the right of Grantee to exercise the Option.

      (e) In the event Grantee wishes to exercise the Option, it shall send to Issuer a written notice (the date of which being herein referred to as the "Notice Date") specifying (i) the total number of Option Shares it intends to purchase pursuant to such exercise and (ii) subject to the next sentence, a place and date not earlier than three (3) business days nor later than fifteen
(15) business days after the Notice Date for the closing (the "Closing") of such purchase (the "Closing Date"). If prior notification to or consent of any regulatory authority is required in connection with such purchase, then, notwithstanding the prior occurrence of the Termination Date, the Closing Date shall be extended for such period as shall be necessary to enable such prior notification or consent to occur or to be obtained (and the expiration of any mandatory waiting period). Issuer shall co-operate with Grantee in the filing of any applications or documents necessary to obtain any required consent or in connection with any required prior notification and the Closing shall occur immediately following receipt of such consent (or the filing of any such prior notification and the expiration of any mandatory waiting periods).

4.      Payment and Delivery of Certificates.

      (a) On each Closing Date, Grantee shall (i) pay to Issuer, in immediately available funds by wire transfer to a bank account designated by Issuer, an amount equal to the Purchase Price multiplied by the number of Option Shares to be purchased on such Closing Date, and (ii) present and surrender this Agreement to the Issuer at the address of the Issuer specified herein.

      (b) At each Closing, simultaneously with the delivery of immediately available funds and surrender of this Agreement as provided in Section 4(a) above, (i) Issuer shall deliver to Grantee (A) a certificate or certificates representing the Option Shares to be purchased at such Closing, which Option Shares shall be free and clear of all liens, claims, charges and encumbrances of any kind whatsoever and subject to no pre-emptive rights, and (B) if the Option is exercised in part only, a new Stock Option Agreement, executed by Issuer, with the same terms as this Agreement evidencing the right to purchase the balance of the shares of Issuer Common Stock purchasable hereunder, and (ii) Grantee shall deliver to Issuer a letter agreeing that Grantee shall not offer to sell or otherwise dispose of such Option Shares in violation of applicable federal and state law or of the provisions of this Agreement.

      (c) In addition to any other legend that is required by applicable law, certificates for the Option Shares delivered at each Closing shall be endorsed with a restrictive legend which shall read substantially as follows:

THE TRANSFER OF THE STOCK REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO RESTRICTIONS ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND PURSUANT TO THE TERMS OF A STOCK OPTION AGREEMENT DATED AS OF JULY 20, 1998. A COPY OF SUCH AGREEMENT WILL BE PROVIDED TO THE HOLDER HEREOF WITHOUT CHARGE UPON RECEIPT BY THE ISSUER OF A WRITTEN REQUEST THEREFOR.

It is understood and agreed that the above legend shall be removed by delivery of substitute certificates without such legend if Grantee shall have delivered to Issuer an opinion of counsel in form and substance reasonably satisfactory to Issuer and its counsel, to the effect that such legend is not required for purposes of the Securities Act.

      (d) Upon the giving by Grantee to Issuer of the written notice of exercise of the Option provided for under Section 3(e) of this Agreement, the tender of the applicable Purchase Price in immediately available funds and the tender of this Agreement to Issuer, Grantee shall be deemed to be the holder of record of the shares of Issuer Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of Issuer shall then be closed or that certificates representing such shares of Issuer Common Stock shall not then be actually delivered to Grantee. Issuer shall pay all expenses, and any and all United States federal, state, and local taxes and other charges that may be payable in connection with the preparation, issuance and delivery of stock certificates under this Section in the name of Grantee or its assignee, transferee, or designee.

      (e) Issuer agrees (i) that it shall at all times maintain, free from pre-emptive rights, sufficient authorized but unissued or treasury shares of Issuer Common Stock so that the Option may be exercised without additional authorization of Issuer Common Stock after giving effect to all other options, warrants, convertible securities and other rights to purchase Issuer Common Stock, (ii) that it will not, by amendment to its Articles of Incorporation or Bylaws or through. reorganization, consolidation, merger, dissolution or sale of assets, or by any other voluntary act, avoid or seek to avoid the observance or performance of any of the covenants, stipulations or conditions to be observed or performed hereunder by Issuer, (iii) promptly to take all action as may from time to time be required (including (A) complying (if applicable) with all pre merger notification, reporting and waiting period requirements specified in 15 U.S.C. ss. 18a and regulations promulgated thereunder and (B) in the event, under any federal or state law, prior notice to or consent of any regulatory authority is necessary before the Option may be exercised co-operating fully with Grantee in preparing any required application or notice and providing such information to such regulatory authority as such regulatory authority may require) in order to permit Grantee to exercise the Option and Issuer duly and effectively to issue shares of Issuer Common Stock pursuant hereto, and (iv) promptly to take all action provided herein to protect the rights of Grantee against dilution.

5. Representations and Warranties of Issuer. Issuer hereby represents and warrants to Grantee as follows:

      (a) Due Authorization. Issuer has all requisite corporate power and authority to enter into this Agreement and, subject to any approvals referred to herein, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Issuer. This Agreement has been duly executed and delivered by Issuer.

      (b) Authorized Stock. Issuer has taken all necessary corporate and other action to authorize and reserve and to permit it to issue, and, at all times from the date hereof until the obligation to deliver Issuer Common Stock upon the exercise of the Option terminates, will have reserved for issuance, upon exercise of the Option, the number of shares of Issuer Common Stock necessary for Grantee to exercise the Option, and Issuer will take all necessary corporate action to authorize and reserve for issuance all additional shares of Issuer Common Stock or other securities which may be issued pursuant to Section 7 of this Agreement upon exercise of the Option. The shares of Issuer Common Stock to be issued upon due exercise of the Option, including all additional shares of Issuer Common Stock or other securities which may be issuable pursuant to
Section 7 of this Agreement, upon issuance pursuant hereto, shall be duly and validly issued, fully paid and nonassessable, and shall be delivered free and clear of all liens, claims, charges and encumbrances of any kind or nature whatsoever, including any pre-emptive right of any shareholder of Issuer.

      (c) No Violation. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby will not, conflict with, or result in any violation pursuant to any provisions of the Articles of Incorporation or By-laws of Issuer or, subject to obtaining any approvals or consents contemplated hereby, result in any violation of any loan or credit agreement, note, mortgage, indenture, lease, plan or other agreement, obligation, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to Issuer or its properties or assets which violation would have a Material Adverse Effect on the Issuer.

6. Representations and Warranties of Grantee. Grantee hereby represents and warrants to Issuer that: (a) Due Authorization. Grantee has all requisite corporate power and authority to enter to this Agreement and, subject to any approvals or consents referred to herein, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Grantee. This Agreement has been duly executed and delivered by Grantee.

      (b) Purchase Not for Distribution. This Option is not being, and any Option Shares or other securities acquired by Grantee upon exercise of the Option will not be, acquired with a view to the public distribution thereof and will not be transferred or otherwise disposed of except in a transaction registered or exempt from registration under the Securities Act.

7. Adjustment upon Changes in Capitalization, etc.

      (a) In the event of any change in Issuer Common Stock by reason of a stock dividend stock split, split-up, recapitalization, combination, exchange of shares or similar transaction, the type and number of shares or securities subject to the Option, and the Purchase Price therefor, shall be adjusted appropriately, and proper provision shall be made in the agreements governing such transaction so that Grantee shall receive, upon exercise of the Option, the number and class of shares or other securities or property that Grantee would have received in respect of Issuer Common Stock if the Option had been exercised immediately prior to such event, or the record date therefor, as applicable. If any additional shares of Issuer Common Stock are issued after the date of this Agreement (other than pursuant to an event described in the first sentence of this Section 7(a)), the number of shares of Issuer Common Stock subject to the Option shall be adjusted so that, after such issuance, the Option, together with any shares of Issuer Common Stock previously issued pursuant hereto, equals 19.5% of the number of shares of Issuer Common Stock then issued and outstanding, without giving effect to any shares subject to or issued pursuant to the Option.

      (b) In the event that, prior to the Termination Date, Issuer shall enter in an agreement:

            (i) to consolidate with or merge into any person, other than Grantee or one of its subsidiaries, and shall not be the continuing or surviving corporation of such consolidation or merger; (ii) to permit any person, other than Grantee or one of its subsidiaries, to merge into Issuer where Issuer shall be the continuing or surviving corporation, but, in connection with such merger, the then outstanding shares of Issuer Common Stock shall be changed into or exchanged for stock or other securities of Issuer or any other person or cash or any other property or the outstanding shares of Issuer Common Stock immediately prior to such merger shall after such merger represent less than 50% of the outstanding shares and share equivalents of the merged company; or (iii)to sell or otherwise transfer all or substantially all of its assets to any person, other than Grantee or one of its subsidiaries, then, and in each such case, the agreement governing such transaction shall make proper provisions so that, upon the consummation of any such transaction and upon the terms and conditions set forth herein, the Option, notwithstanding the fact that as of the date of consummation of such transaction the Termination Date shall have occurred, shall be converted into, or exchanged for, an option (the "Substitute Option"), at the election of Grantee, of either (x) the Acquiring Corporation (as defined below), (y) any person that controls the Acquiring Corporation, or (z) in the case of a merger described in clause
      (ii), the Issuer (in each case, such entity being referred to as the "Substitute Option Issuer").

      (c) The Substitute Option shall have the same terms as the Option, provided that, if the terms of the Substitute Option cannot, because of the applicability of any law or regulation, have the exact terms as the Option, such terms shall be as similar as possible and in no event less advantageous to Grantee. The Substitute Option Issuer shall also enter into an agreement with the then-holder or holders of the Substitute Option in substantially the same form as this Agreement, which shall be applicable to the Substitute Option.

      (d) The Substitute Option shall be exercisable for such number of shares of the Substitute Common Stock (as hereinafter defined) as is equal to the Assigned Value (as hereinafter defined) multiplied by the number of shares of the Issuer Common Stock for which the Option was theretofore exercisable, divided by the Average Price (as hereinafter defined). The exercise price of each share of Substitute Common Stock subject to the Substitute Option (the "Substitute Purchase Price") shall be equal to the Purchase Price multiplied by a fraction in which the numerator is the number of shares of the Issuer Common Stock for which the Option was theretofore exercisable and the denominator is the number of shares for which the Substitute Option is exercisable.

        (e) The following terms have the meanings indicated:

              (i) "Acquiring Corporation" shall mean (x) the continuing or surviving corporation of a consolidation or merger with respect to which Issuer is one of the parties (if other than Issuer), (y) the Issuer in a consolidation or merger or in which the Issuer is the continuing or surviving corporation, and (z) the transferee of all or any substantial part of the Issuer's assets.

              (ii)"Assigned Value" shall mean the highest of (x) the price per share of the Issuer Common Stock at which a Tender Offer or Exchange Offer therefor has been made by any person (other than Grantee), (y) the price per share of the Issuer Common Stock to be paid by any person (other than the Grantee) pursuant to an agreement with Issuer, or (z) the highest last sales price per share of Issuer Common Stock quoted on any national securities exchange (including the NASDAQ - National Market System) (or if Issuer Common Stock is not quoted on any such national securities exchange, the highest bid price per share on any day as quoted on the principal trading market or securities exchange on which such shares are traded as reported by a recognized source chosen by Grantee) within the six-month period immediately preceding the agreement described in Section 7(b) above; provided, however, that in the event of a sale of less than all of Issuer's assets, the Assigned Value shall be the sum of the price paid in such sale for such assets and the current market value of the remaining assets of Issuer as determined by a nationally recognized investment banking firm selected by Grantee, divided by the number of shares of the Issuer Common Stock outstanding at the time of such sale. In the event a Tender Offer or Exchange Offer is made for the Issuer Common Stock or an agreement is entered into for a merger or consolidation involving consideration other than cash, the value of the securities or other property issuable or deliverable in exchange for the Issuer Common Stock shall be determined by a nationally recognized investment banking firm mutually selected by Grantee and Issuer (or if applicable, Acquiring Corporation), provided that if a mutual selection cannot be made as to such investment banking firm, it shall be selected by Grantee.

             (iii) "Average Price" shall mean the average last sales price of a share of the Substitute Common Stock for the one year immediately preceding the consolidation, merger or sale in question, as quoted on any national securities exchange (including the NASDAQ National Market System), and if the Substitute Common Stock is not quoted on any such national securities exchange, the average of the bid price for the one year period described above, as quoted on the principal trading market or securities exchange on which such Substitute Common Stock is traded, as reported by a recognized source, as chosen by Grantee, but in no event higher than the last sales price or closing price or the bid price of the shares of the Substitute Common Stock on the day preceding such consolidation, merger, or sale; provided that if Issuer is the issuer of the Substitute Option, the Average Price shall be computed with respect to a share of common stock issued by Issuer, the person merging into Issuer or by any company which controls or is controlled by such person, as Grantee may elect.

            (iv) "Substitute Common Stock" shall mean the common stock issued by the Substitute Option Issuer upon the exercise of the Substitute Option.

      (f) In no event pursuant to any of the foregoing paragraphs shall the Substitute Option be exercisable for more than 19.5% of the aggregate of the shares of the Substitute Common Stock outstanding prior to exercise of the Substitute Option. In the event that the Substitute Option would be exercisable for more than 19.5% of the aggregate of the shares of the Substitute Common Stock but for this clause (f), the Substitute Option Issuer shall make a cash payment to Grantee equal to the amount of (i) the value of the Substitute Option without giving effect to the limitation in this clause (f) in excess of (ii) the value of the Substitute Option after giving effect to the limitation in this clause (f). This difference in value shall be determined by a nationally recognized investment banking firm selected by Grantee.

      (g) Issuer shall not enter into any transaction described in subsection
(b) of this Section 7 unless the Acquiring Corporation and any person that controls the Acquiring Corporation assumes in writing all of the obligations of Issuer hereunder and takes all other actions that may be necessary so that the provisions of this Section 7 are given full force and effect (including, without limitation, any action that may be necessary so that the shares of Substitute Common Stock are in no way distinguished from or have lesser economic value (other than any diminution resulting from the fact that the Substitute Common Stock is "restricted securities" within the meaning of Rule 144 under the Securities Act) than other shares of common stock issued by the Substitute Option Issuer).
      (h) The provisions of Sections 8, 9 and 10 shall apply, with appropriate adjustments, to any securities for which the Option becomes exercisable pursuant to this Section 7 and, as applicable, references in such sections to "Issuer," "Option," "Purchase Price," and "Issuer Common Stock" shall be deemed to be references to "Substitute Option Issuer," "Substitute Option, " "Substitute Purchase Price, " and "Substitute Common Stock, " respectively.

8. Repurchase at the Option of Grantee.

      (a) Subject to the last sentence of Section 3(a) of this Agreement, at the request of Grantee at any time commencing upon the first occurrence of a Repurchase Event (as defined in Section 8(d)) and ending at the close of business 365 days thereafter, Issuer shall repurchase from Grantee the Option and all shares of Issuer Common Stock purchased by Grantee pursuant hereto with respect to which Grantee then has beneficial ownership. The date on which Grantee exercises its rights under this Section 8 is referred to as the "Request Date". Such repurchase shall be at an aggregate price (the "Section 8 Repurchase Consideration") equal to the sum of:

            (i) the aggregate Purchase Price paid by Grantee for any shares of Issuer Common Stock acquired pursuant to complete or partial exercise of the Option with respect to which Grantee then has beneficial ownership;

            (ii) the excess, if any, of (x) the Applicable Price (as defined below) for each share of Issuer Common Stock over (y) the Purchase Price (subject to adjustment pursuant to Section 7), multiplied by the number of shares of Issuer Common Stock with respect to which the Option has not been exercised; and

            (iii) the excess, if any, of the Applicable Price over the Purchase Price (subject to adjustment pursuant to Section 7) paid (or, in the case of Option Shares with respect to which the Option has been exercised but the Closing Date has not occurred, payable) by Grantee for each share of Issuer Common Stock with respect to which the Option has been exercised and with respect to which Grantee then has beneficial ownership, multiplied by the number of such shares.

      (b) If Grantee exercises its rights under this Section 8, Issuer shall, within ten (10) business days after the Request Date, pay the Section 8 Repurchase Consideration to Grantee in immediately available funds, and contemporaneously with such payment Grantee shall surrender to Issuer the Option and the certificates evidencing the shares of Issuer Common Stock purchased thereunder with respect to which Grantee then has beneficial ownership, and Grantee shall warrant that it has sole record and beneficial ownership of such shares and that the same are then free and clear of all liens, claims, charges and encumbrances of any kind whatsoever. Notwithstanding the foregoing, to the extent that prior notification to or consent of any regulatory authority is required in connection with the payment of all or any portion of the Section 8 Repurchase Consideration, or Issuer is prohibited under applicable law or regulation, or as a consequence of administrative policy, from repurchasing the Option and/or the Option Shares in full, Issuer shall immediately so notify Grantee and thereafter deliver from time to time, and as permitted by applicable law or regulation, that portion of the Section 8 Repurchase Consideration that it is not then so prohibited from paying within five business days after the date on which Issuer is no longer prohibited; provided, however, that if Issuer at any time is prohibited under applicable law or regulation, or as a consequence of administrative policy, from delivering to the Grantee the Section 8 Repurchase Consideration, in full (and Issuer hereby undertakes to use its best efforts to obtain all required consents of regulatory authorities and to file any required notices as promptly as practicable in order to accomplish such repurchase), the Grantee may, at its option, revoke its request that Issuer repurchase the Option or the Option Shares either in whole or to the extent of the prohibition, whereupon, in the latter case, Issuer shall promptly (i) deliver to the Grantee that portion of the Section 8 Repurchase Consideration that Issuer is not prohibited from delivering; and (ii) deliver, to the Grantee either (A) a new Stock Option Agreement evidencing the right of Issuer to purchase that number of shares of Common Stock obtained by multiplying the number of shares of Common Stock for which the surrendered Stock Option Agreement was exercisable at the time of delivery of the notice of repurchase by a fraction, the numerator of which is the Section 8 Repurchase Consideration less the portion thereof theretofore delivered to the Grantee and the denominator of which is the Section 8 Repurchase Consideration, or (B) a certificate for the Option Shares it is then prohibited from repurchasing.

      Notwithstanding anything herein to the contrary, all of Grantee's rights under this Section 8 shall terminate on the Termination Date of this Option pursuant to Section 3(a) of this Agreement.

      (c) For purposes of this Agreement, the "Applicable Price" means the highest of: (i) the highest price per share of Issuer Common Stock paid for any such share by the person or groups described in Section 8(d)(i) below; (ii) the price per share of Issuer Common Stock received by holders of Issuer Common Stock in connection with any merger or other business combination transaction described in Section 7(b)(i), 7(b)(ii) or 7(b)(iii) above; or (iii) the highest last sales price per share of Issuer Common Stock quoted on any national securities exchange (including the NASDAQ - National Market System) (or if Issuer Common Stock is not quoted on any such national securities exchange, the highest bid price per share as quoted on the principal trading market or securities exchange on which such shares are traded as reported by a recognized source chosen by Grantee) during the sixty (60) business days preceding the Request Date; provided, however, that in the event of a sale of less than all of Issuer's assets, the Applicable Price shall be the sum of the price paid in such sale for such assets and the current market value of the remaining assets of Issuer as determined by a nationally recognized investment banking firm selected by Grantee, divided by the number of shares of the Issuer Common Stock outstanding at the time of such sale. If the consideration to be offered, paid or received pursuant to either of the foregoing clauses (i) or (ii) shall be other than in cash, the value of such consideration shall be determined in good faith by an independent nationally recognized investment banking firm selected by Grantee and reasonably acceptable to Issuer, which determination shall be conclusive for all purposes of this Agreement.

      (d) As used herein, a "Repurchase Event" shall occur if (i) any person (other than Grantee or any subsidiary of Grantee) shall have acquired beneficial ownership of (as such term is defined in Rule l3d-3 promulgated under the Exchange Act), or the right to acquire beneficial ownership of, or any "group" (as such term is defined under the Exchange Act) shall have been formed which beneficially owns or has the right to acquire beneficial ownership of, more than 50% of the then outstanding shares of Issuer Common Stock, or (ii) any of the transactions described in Section 7(b)(i), 7(b)(ii) or 7(b)(iii) of this Agreement shall be consummated.

9.    Registration Rights.

      (a) Demand Registration Rights. Issuer shall, subject to the conditions of subparagraph (c) below, if requested by Grantee, as expeditiously as possible prepare and file a registration statement under the Securities Act if such registration is necessary in order to permit the sale or other disposition of any or all shares of Issuer Common Stock or other securities that have been acquired by or are issuable to Grantee upon exercise of the Option in accordance with the intended method of sale or other disposition stated by Grantee in such request, including without limitation a "shelf'" registration statement under Rule 415 under the Securities Act or any successor provision, and Issuer shall use its best efforts to qualify such shares or other securities for sale under any applicable state securities laws.

      (b) Additional Registration Rights. If Issuer at any time after the exercise of the Option proposes to register any shares of Issuer Common Stock under the Securities Act in connection with an underwritten public offering of such Issuer Common Stock, Issuer will promptly give written notice to Grantee (and any permitted transferee) of its intention to do so and, upon the written request of Grantee (or any such permitted transferee of Grantee) given within 30 days after receipt of any such notice (which request shall specify the number of shares of Issuer Common Stock intended to be included in such underwritten public offering by Grantee (or such permitted transferee)), Issuer will cause all such shares, the holders of which shall have requested participation in such registration, to be so registered and included in such underwritten public offering; provided, that the Issuer may elect not to cause all of the shares for which the Grantee has requested participation in such registration to be registered and included in such underwritten public offering if the underwriters, for good business reasons and in good faith, object to such inclusion.

      (c) Conditions to Required Registration. Issuer shall use all reasonable efforts to cause each registration statement referred to in subparagraph (a) above to become effective and to obtain all consents or waivers of other parties which are required therefor and to keep such registration statement effective, provided, however, Issuer shall not be required to register Option Shares under the Securities Act pursuant to subparagraph (a) above:

              (i) prior to the earliest of (a) termination of the Merger Agreement, and (b) a Purchase Event or a Preliminary Purchase Event;

              (ii)on more than two occasions;

              (iii)more than once during any calendar year; and

              (iv)within 90 days after the effective date of a registration referred to in subparagraph (b) above pursuant to which the holder or holders of the Option Shares concerned were afforded the opportunity to register such shares under the Securities Act and such shares were registered as requested.

      In addition to the foregoing, Issuer shall not be required to maintain the effectiveness of any registration statement after the expiration of 180 days from the effective date of such registration statement. Issuer shall use all reasonable efforts to make any filings, and take all steps, under all applicable state securities laws to the extent necessary to permit the sale or other disposition of the Option Shares so registered in accordance with the intended method of distribution for such shares.

      (d) Expenses. Except where applicable state law prohibits such payments, Issuer will pay all of its expenses (including, without limitation, registration fees, qualification fees, blue sky fees and expenses, legal expenses, printing expenses and the costs of special audits or "cold comfort" letters, expenses of underwriters, excluding discounts and commissions but including liability insurance if Issuer so desires or the underwriters so require, and the reasonable fees and expenses of any necessary special experts) in connection with each registration pursuant to subparagraph (a) or (b) above (including the related offerings and sales by holders of Option Shares) and all other qualifications, notifications or exemptions pursuant to subparagraph (a) or (b) above; provided, however, that fees and expenses of counsel to the Grantee and any other expenses incurred by the Grantee in connection with such registration shall be borne by the Grantee.

      (e) Indemnification. In connection with any registration under subparagraph (a) or (b) above Issuer hereby indemnifies the holder of the Option Shares, and each underwriter thereof, including each person, if any, who controls such holder or underwriter within the meaning of Section 15 of the Securities Act, against all expenses, losses, claims, damages and liabilities caused by any untrue, or alleged untrue, statement of a material fact contained in any registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) or any preliminary prospectus, or caused by any omission, or alleged omission, to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such expenses, losses, claims, damages or liabilities of such indemnified party are caused by any untrue statement or alleged untrue statement that was included by Issuer in any such registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) in reliance upon and in conformity with, information furnished in writing to Issuer by such indemnified party expressly for use therein, and Issuer and each officer, director and controlling person of Issuer shall be indemnified by such holder of the Option Shares, or by such underwriter, as the case may be, for all such expenses, losses, claims, damages and liabilities caused by any untrue, or alleged untrue, statement, that was included by Issuer in any such registration statement or prospectus or notification or offering circular (including any amendments or supplements thereto) in reliance upon, and in conformity with, information furnished in writing to Issuer by such holder or such underwriter, as the case may be, expressly for such use.

      Promptly upon receipt by a party indemnified under this subparagraph (e) of notice of the commencement of any action against such indemnified party in respect of which indemnity or reimbursement may be sought against any indemnifying party under this subparagraph (e), such indemnified party shall notify the indemnifying party in writing of the commencement of such action, but the failure so to notify the indemnifying party shall not relieve it of any liability which it may otherwise have to any indemnified party under this subparagraph (e). In case notice of commencement of any such action shall be given to the indemnifying party as above provided, the indemnifying party shall be entitled to participate in and, to the extent it may wish, jointly with any other indemnifying party similarly notified, to assume the defense of such action at its own expense, with counsel chosen by it and satisfactory to such indemnified party. The indemnified party shall have the right to employ separate counsel in any such action and participate in the defense thereof, but the fees and expenses of such counsel (other than reasonable costs of investigation) shall be paid by the indemnified party unless (i) the indemnifying party either agrees to pay the same, (ii) the indemnifying party fails to assume the defense of such action with counsel satisfactory to the indemnified party, or (iii) the indemnified party has been advised by counsel that one or more legal defenses may be available to the indemnifying party that may be contrary to the interest of the indemnified party, in which case the indemnifying party shall be entitled to assume the defense of such action notwithstanding its obligation to bear fees and expenses of such counsel. No indemnifying party shall be liable for any settlement entered into without its consent, which consent may not be unreasonably withheld.

      If the indemnification provided for in this subparagraph (e) is unavailable to a party otherwise entitled to be indemnified in respect of any expenses, losses, claims, damages or liabilities referred to herein, then the indemnifying party, in lieu of indemnifying such party otherwise entitled to be indemnified, shall contribute to the amount paid or payable by such party to be indemnified as a result of such expenses, losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative benefits received by Issuer, the selling shareholders and the underwriters from the offering of the securities and also the relative fault of Issuer, the selling shareholders and the underwriters in connection with the statements or omissions which resulted in such expenses, losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The amount paid or payable by a party as a result of the expenses, losses, claims, damages and liabilities referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with investigating or defending any action or claim; provided, however, that in no case shall the holders of the Option Shares be responsible, in the aggregate, for any amount in excess of the net offering proceeds attributable to its Option Shares included in the offering. No person guilty of fraudulent misrepresentation (within the meaning of Section 11 (f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. Any obligation by any holder to indemnify shall be several and not joint with other holders.

      In connection with any registration pursuant to subparagraph (a) or (b) above, Issuer and each holder of any Option Shares (other than Grantee) shall enter into an agreement containing the indemnification provisions of this subparagraph (e).

      (f) Miscellaneous Reporting. Issuer shall comply with all reporting requirements and will do all such other things as may be necessary to permit the expeditious sale at any time of any Option Shares by the holder thereof in accordance with and to the extent permitted by any rule or regulation promulgated by the SEC from time to time. Issuer shall at its expense provide the holder of any Option Shares with any information necessary in connection with the completion and filing of any reports or forms required to be filed by them under the Securities Act or the Exchange Act, or required pursuant to any state securities laws or the rules of any stock exchange.

      (g) Issue Taxes. Issuer will pay all stamp taxes in connection with the issuance and the sale of the Option Shares and in connection with the exercise of the Option, and will save Grantee harmless, without limitation as to time, against any and all liabilities, with respect to all such taxes.

10. Quotation; Listing. If Issuer Common Stock or any other securities to be acquired upon exercise of the Option are then authorized for quotation or trading or listing on any national securities exchange (including the NASDAQ - National Market System) or any securities exchange, Issuer, upon the request of Grantee, will promptly file an application, if required, to authorize for quotation or trading or listing the shares of Issuer Common Stock or other securities to be acquired upon exercise of the Option on any such national securities exchange and will use its best efforts to obtain approval, if required, of such quotation or listing as soon as practicable.

11. Division of Option. This Agreement (and the Option granted hereby) are exchangeable, without expense, at the option of Grantee, upon presentation and surrender of this Agreement at the principal office of Issuer for other Agreements providing for Options of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Issuer Common Stock purchasable hereunder. The terms "Agreement" and "Option" as used herein include any other Agreements and related Options for which this Agreement (and the Option granted hereby) may be exchanged. Upon receipt by Issuer of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Agreement, and (in the case of loss, theft, or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Agreement, if mutilated, Issuer will execute and deliver a new Agreement of. like tenor and date.

12.   Miscellaneous.

      (a) Expenses. Except as otherwise provided in Section 9 of this Agreement, each of the parties hereto shall bear and pay all costs and expenses incurred by it or on its behalf in connection with the transactions contemplated hereunder, including fees and expenses of its own financial consultants, investment bankers, accountants and counsel.

      (b) Waiver and Amendment. Any provision of this Agreement may be waived at any time by the party that is entitled to the benefits of such provision if such waiver is in writing. This Agreement may not be modified, amended, altered or supplemented except upon the execution and delivery of a written agreement executed by the parties hereto.

      (c) Entire Agreement; No Third Party Beneficiary; Severability. This Agreement, together with the Merger Agreement and the other documents and instruments referred to herein and therein, between Grantee and Issuer (a) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof and (b) is not intended to confer upon any person other than the parties hereto (other than any transferees of the Option Shares or any permitted transferee of this Agreement pursuant to Section 12(h)) any rights or remedies hereunder. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or a federal or state regulatory agency to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated. If for any reason such court or regulatory agency determines that the Option does not permit Grantee to acquire, or does not require Issuer to repurchase, the full number of shares of Issuer Common Stock as provided in Sections 3 and 8 (as adjusted pursuant to Section 7), it is the express intention of Issuer to allow Grantee to acquire or to require Issuer to repurchase such lesser number of shares as may be permissible without any amendment or modification hereof.

      (d) Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of California without regard to any applicable conflicts of law rules.

      (e) Descriptive Heading. The descriptive headings contained herein are for convenience of reference only and shall not affect in any way the meaning or interpretation of this Agreement.

      (f) Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally, telecopied (with confirmation) or mailed by registered or certified mail (return receipt requested) to the parties at the following addresses (or a such other address for a party as shall be specified by like notice):


      IF TO ISSUER TO:

                  Pacific Capital Bancorp
                  307 Main Street
                  Salinas, California 93901
                  Telecopy: (408) 646-9748
                  Attention:  Mr. Clayton C. Larson,
                              President and Chief Administrative Officer

      WITH A COPY TO:

                  Mr. James E. Topinka
                  Preston Gates & Ellis LLP
                  One Maritime Plaza
                  Suite 2400
                  San Francisco, California 94111
                  Telecopy: (415) 788-8819



      IF TO GRANTEE TO:

                  Santa Barbara Bancorp
                  1021 Anacapa Street
                  Santa Barbara, California 93101-2036
                  Telecopy: (804) 564-6293
                  Attention:  Mr. David W. Spainhour,
                              President and Chief Executive Officer

      WITH A COPY TO:

                  Mr. Charles E. Greef
                  Mr. Peter G. Weinstock
                  Jenkens & Gilchrist,
                  a Professional Corporation
                  1445 Ross Avenue, Suite 3200
                  Dallas, Texas  75202-2799
                  Telecopy:  (214) 855-4300

      (g) Counterparts. This Agreement and any amendments hereto may be executed in multiple counterparts, each of which shall be considered one and the same agreement and shall become effective when both counterparts have been signed, it being understood that both parties need not sign the same counterpart.

      (h) Assignment. Neither this Agreement nor any of the rights, interests or obligations hereunder or under the Option shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other party, except that Grantee may assign this Agreement to a wholly owned subsidiary of Grantee and Grantee may assign its rights hereunder in whole or in part after the occurrence of a Purchase Event. Subject to the preceding sentence, this Agreement shall be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns.

      (i) Further Assurances. In the event of any exercise of the Option by Grantee, Issuer and Grantee shall execute and deliver all other documents and instruments and take all other action that may be reasonably necessary in order to consummate the transactions provided for by such exercise.

      (j) Specific Performance. The parties hereto agree that this Agreement may be enforced by either party through specific performance, injunctive relief and other equitable relief. Both parties further agree to waive any requirement for the securing or posting of any bond in connection with the obtaining of any such equitable relief and that this provision is without prejudice to any other rights that the parties hereto may have for any failure to perform this Agreement.
      IN WITNESS WHEREOF, Issuer and Grantee have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the day and year first written above.


                                    PACIFIC CAPITAL BANCORP



By:________________________________________
                                          D.  Vernon  Horton,  Chairman of the
                                          Board and Chief Executive Officer


                               and


                                    By:_______________________________________
                                          Clayton C. Larson, President and
                                          Chief Administrative Officer


                                    SANTA BARBARA BANCORP




                                    By:_______________________________________

                                          William   S.   Thomas,   Jr.,   Vice
                                          Chairman and Chief Operating Officer

                              and


                                    By:_______________________________________
                                          Kent   M.   Vining,    Senior   Vice
President

                                  EXHIBIT "D"

                     OPINION MATTERS OF COUNSEL TO PACIFIC

1. Pacific is a California corporation, duly organized, validly existing and in good standing under the laws of the State of California and has the power and authority to own its property and carry on its business as now conducted.

2. Pacific is a bank holding company registered under the BHCA.

3. Each of the Subsidiary Banks (i) is a national banking association formed under the laws of the United States, (ii) is authorized to transact the business of banking permitted under the laws of the United States and
      (iii) has the power and authority to own its property and carry on its business as now conducted.

4. Each of the Pacific Subsidiaries (other than the Subsidiary Banks) are duly organized, validly existing and in good standing under the laws of the state of their incorporation, and each has the power and authority to own its property and carry on its business as now conducted.

5. Each of the Agreement, the Merger Agreement and the Option Agreement delivered by Pacific to SBB has been duly authorized by all necessary corporate action on the part of Pacific, has been executed and delivered by Pacific, and, with respect to the Agreement and the Merger Agreement, constitutes the valid and legally binding obligation of Pacific, enforceable in accordance with its respective terms.

6. The execution, delivery and performance by Pacific of this Agreement and the Merger Agreement will not violate any covenants or conditions of the Articles of Incorporation or Bylaws of Pacific, will not violate any provision of law, and, to the best of our knowledge, will not violate any order of any court or governmental agency or result in the creation or imposition of any lien, charge or encumbrance upon the assets of Pacific, including the Pacific Subsidiaries, pursuant to the provisions of any indenture, mortgage, trust, franchise, permit, license, note or other agreement or instrument known to such counsel to which Pacific is a party.

7. To the best knowledge of such counsel, there are no actions, suits or proceedings pending or threatened against or affecting Pacific or any of the Pacific Subsidiaries, at law or in equity or before or by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, that questions the validity of the Agreement or the agreements contemplated thereby, that seeks to enjoin or otherwise restrain the transactions contemplated by the Agreement.

8. The entire authorized capital stock of Pacific consists of (i) 20,000,000 shares of common stock, no par value per share, ________ shares of which are fully paid, validly issued, nonassessable and outstanding, and _________ shares of which are subject to outstanding stock options, and (ii) 20,000,000 shares of preferred stock, no par value per share, no shares of which are issued and outstanding. Except for outstanding options to acquire up to _______ shares of common stock of Pacific, there are, to the best of our knowledge, no (i) other outstanding equity securities of any kind or character,
      (ii) outstanding subscriptions, options, convertible securities, rights, warrants, calls or other agreements or commitments of any kind issued or granted by, or binding upon, Pacific to purchase or otherwise acquire any security of or equity interest in Pacific or
      (iii) outstanding subscriptions, options, rights, warrants, calls, convertible securities, irrevocable proxies or other agreements or commitments obligating Pacific or any of the Pacific Subsidiaries to issue any shares of, restricting the transfer of or otherwise relating to shares of its capital stock of any class, and, to the best of our knowledge, none of the issued and outstanding shares of the capital stock of Pacific or any Pacific Subsidiary has been issued in violation of the preemptive or subscription rights of any person.

9. To the best of our knowledge, all approvals and consents necessary for Pacific to consummate the transactions contemplated by this Agreement and the Merger Agreement, including the Merger, have been obtained.

10. Such other matters as counsel for SBB may reasonably request.


      In giving the foregoing opinions, such counsel may rely upon the opinion of other legal counsel satisfactory to SBB and upon certificates of public officials and officers and directors of Pacific. Such opinions may be based on such assumptions and subject to such qualifications and limitations and in such form as are usual in legal opinions in similar situations.

                                  EXHIBIT "E"

                       OPINION MATTERS OF COUNSEL TO SBB

1. SBB is a corporation validly existing and in good standing under the laws of the State of California and has the power and authority to own its property and carry on its business as now conducted.

2. SBB is a bank holding company registered under the BHCA.

3. SBB&T is a California banking corporation, duly organized, validly existing and in good standing under the laws of the State of California and has the power and authority to own its property and carry on its business as now conducted.

4. Each of the SBB Subsidiaries (other than SBB&T) are duly organized, validly existing and in good standing under the laws of the state of their incorporation, and each has the power and authority to own its property and carry on its business as now conducted.

5. Each of the Agreement, the Merger Agreement and the Option Agreement to be delivered by SBB to Pacific has been duly authorized by all necessary corporate action on the part of SBB, has been executed and delivered by SBB, and, with respect to the Agreement and the Merger Agreement, constitute the valid and legally binding obligation of SBB, enforceable in accordance with its respective terms.

6. The shares of SBB Common Stock to be issued pursuant to the Merger have been duly authorized and, when issued to the shareholders of Pacific in accordance with the terms of the Agreement, will be validly issued, fully paid and nonassessable, with no personal liability attaching to the ownership thereof.

7. The execution, delivery and performance by SBB of this Agreement and the Merger Agreement will not violate any covenants or conditions of the Articles of Incorporation or Bylaws of SBB, will not violate any provision of law, and, to the best of our knowledge, will not violate any order of any court or governmental agency or result in the creation or imposition of any lien, charge or encumbrance upon the assets of SBB, including the SBB Subsidiaries, pursuant to the provisions of any indenture, mortgage, trust, franchise, permit, license, note or other agreement or instrument known to such counsel to which SBB is a party.

8. To the best knowledge of such counsel, there are no actions, suits or proceedings pending or threatened against or affecting SBB or any of the SBB Subsidiaries, at law or in equity or before or by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, that questions the validity of the Agreement or the agreements contemplated thereby, that seeks to enjoin or otherwise restrain the transactions contemplated by the Agreement.

9. To the best of our knowledge, all approvals and consents necessary for SBB to consummate the transactions contemplated by this Agreement and the Merger Agreement, including the Merger have been obtained.

10. The Registration Statement (except for (i) financial statements, footnotes and schedules and other financial, tabular and statistical information contained in or incorporated by reference into the Registration Statement and (ii) any material relating to Pacific which is incorporated by reference into the Registration Statement, as to which we express no opinion) complies as to form in all material respects with the Securities Act of 1933, as amended (the "1933 Act") and the rules and regulations of the Securities and Exchange Commission promulgated thereunder in effect as of the date of effectiveness of such Registration Statement. The Registration Statement has become effective under the 1933 Act, and we are not aware that any stop order suspending the effectiveness thereof has been issued or any proceedings for that purpose have been instituted or are pending or threatened under the 1933 Act.

11. Such other matters as counsel for Pacific may reasonably request.


      In giving the foregoing opinions, such counsel may rely upon the opinion of other legal counsel satisfactory to Pacific and upon certificates of public officials and officers and directors of SBB. Such opinions may be based on such assumptions and subject to such qualifications and limitations as are usual in legal opinions in similar situations.

                                  EXHIBIT "F"

                          FORM OF SHAREHOLDER LETTER



                            _________________, 1998




Santa Barbara Bancorp
1021 Anacapa Street
Santa Barbara, California 93101-2036

Attention:  Mr. David W. Spainhour
            President and Chief Executive Officer

      Re: Agreement and Plan of Reorganization, dated July 20, 1998, (the "Agreement"), by and between Santa Barbara Bancorp ("SBB") and Pacific Capital Bancorp ("Pacific")

Gentlemen:

      I have been advised that I may be deemed to be an affiliate of Pacific, as that term is defined for purposes of paragraphs (c) and (d) of Rule 145 ("Rule 145") of the Rules and Regulations of the Securities and Exchange Commission (the "Commission") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

      Pursuant to the terms and conditions of the Agreement, each share of common stock of Pacific owned by me as of the effective date of the merger contemplated by the Agreement (the "Merger") may be converted into the right to receive shares of common stock of SBB and cash in lieu of any fractional share. As used in this letter, the shares of common stock of Pacific owned by me as of _______________ (the date 30 days prior to the anticipated effective date of the Merger) are referred to as the "Pre-Merger Shares" and the shares of common stock of SBB which may be received by me in the Merger in exchange for my Pre-Merger Shares are referred to as the "Post-Merger Shares." This letter is delivered to SBB pursuant to Section 5.16 of the Agreement.

      A.    I represent and warrant to SBB and agree that:

            1. I shall not make any sale, transfer or other disposition of the Post-Merger Shares I receive pursuant to the Merger in violation of the Securities Act or the Rules and Regulations of the Commission promulgated thereunder.

Santa Barbara Bancorp
_____________, 1998
Page 3


            2. I understand that the issuance of the Post-Merger Shares to me pursuant to the Merger will be registered with the Commission under the Securities Act. I also understand that, because I may be deemed an "affiliate" of Pacific and because any distributions by me of the Post-Merger Shares will not be registered under the Securities Act, such Post-Merger Shares must be held by me unless (i) the sale, transfer or other distribution has been registered under the Securities Act, (ii) the sale, transfer or other distribution of such Post-Merger Shares is made in accordance with the provisions of Rule 145, or (iii) in the opinion of counsel acceptable to SBB some other exemption from registration under the Securities Act is available with respect to any such proposed distribution, sale, transfer or other disposition of such Post-Merger Shares.

            3. In no event will I sell the Pre-Merger Shares or the Post-Merger Shares, as the case may be, or otherwise transfer or reduce my risk relative to the Pre-Merger Shares or Post-Merger Shares, as the case may be, during the period beginning 30 days prior to the date on which the Merger is consummated and ending on the date that SBB has published financial results covering at least 30 days of the combined operations of SBB and Pacific.

      B.    I understand and agree that:

            1. Stop transfer instructions will be issued with respect to the Post-Merger Shares and there will be placed on the certificates representing such Post-Merger Shares, or any certificate delivered in substitution therefor, a legend stating in substance:

            "The shares represented by this Certificate were issued in a transaction to which Rule 145 under the Securities Act of 1933, as amended, applied. The shares represented by this certificate may be transferred only in accordance with the terms of a letter agreement dated ______________, 1998, by the registered holder in favor of Santa Barbara Bancorp, a copy of which agreement is on file at the principal offices of Santa Barbara Bancorp."

            2. Unless the transfer by me of Post-Merger Shares is a sale made in compliance with the provisions of Rule 145(d) or made pursuant to an effective registration statement under the Securities Act, SBB reserves the right to place the following legend on the certificates issued to my transferee:

            "The shares represented by this Certificate have not been registered under the Securities Act of 1933, as amended, and were acquired from a person who received such shares in a transaction to which Rule 145 under the Securities Act of 1933, as amended, applied. The shares have not been acquired by the holder with a view to, or for resale in connection with, any distribution thereof within the meaning of the Securities Act of 1933, as amended, and may not be sold or otherwise transferred unless the shares have been registered under the Securities Act of 1933, as amended, or an exemption from registration is available."

      I understand and agree that the legends set forth in paragraphs 1 and 2 above shall be removed by delivery of substitute certificates without any legend if I deliver to SBB a copy of a letter from the staff of the Commission, or an opinion of counsel in form and substance satisfactory to SBB, to the effect that no such legend is required for the purpose of the Securities Act.

      I have carefully read this letter and the Agreement and understand the requirements of each and the limitations imposed upon the distribution, sale, transfer or other disposition of Pre-Merger Shares or Post-Merger Shares by me.

                                    Very truly yours,

                                  EXHIBIT "G"

                   PERSONS TO DELIVER NON-COMPETE AGREEMENTS


            Eugene R. Guglielmo
            Mary Lou Rawitser
            Brad L. Smith

                                  EXHIBIT "H"

                         FORM OF NON-COMPETE AGREEMENT


      This Non-Compete Agreement (the "Agreement") is made and entered into as of the ____day of _________________ 1998, by and between SANTA BARBARA BANCORP, a California corporation ("SBB"), and _________________, an individual resident of the State of California ("Seller").

                                  WITNESSETH:

      WHEREAS, the Seller is a shareholder of Pacific Capital Bancorp ("Pacific") and an [officer/director] of Pacific or one or more of its subsidiaries, including the First National Bank of Central California and South Valley National Bank (the "Subsidiary Banks"); and

      WHEREAS, SBB and Pacific are parties to that certain Agreement and Plan of Reorganization, dated July 20, 1998 (the "Reorganization Agreement"), pursuant to which Pacific will be merged with and into SBB (the "Merger"), and SBB will acquire all of the capital stock of Pacific in exchange for shares of the common stock of SBB; and

      WHEREAS, pursuant to the terms of the Reorganization Agreement, all shareholders of Pacific, including Seller, will exchange 100% of the shares of capital stock of Pacific owned by them at the effective date of the Merger for shares of the capital stock of SBB; and

      WHEREAS, Pacific owns 100% of the issued and outstanding capital stock of each of the Subsidiary Banks; and

      WHEREAS, SBB, as the surviving corporation following the Merger, will continue to carry on the business presently conducted by Pacific and the Subsidiary Banks; and

      WHEREAS, as a condition to consummation of the transactions contemplated by the Reorganization Agreement, SBB and Seller are required to enter into this Agreement (terms with their initial letter capitalized and not otherwise defined herein shall have the meanings assigned to them in the Reorganization Agreement);.

      NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and intending to be legally bound hereby, the parties agree as follows:

      1. Non-compete Covenants. For and in consideration of consummation of the Merger and the other transactions contemplated by the Reorganization Agreement, execution of this Agreement by SBB, and the payment by SBB to Seller of the consideration set forth in Section 2 of this Agreement, Seller agrees that for a period of two (2) years after the date of this Agreement, Seller shall not, directly or indirectly, individually or as an employee, partner, officer, director or shareholder or in any other capacity whatsoever:
      A. Solicit the banking business of any current customers of either of the Subsidiary Banks;

      B.    Within   Monterey   County,   California,   San   Benito   County,
            California,  Santa Clara County,  California or Santa Cruz County,
            California:

         (i) acquire, charter, operate or enter into any franchise or other operating agreement with any financial institution,

        (ii) serve as an officer, director, agent or seller to any financial institution, or

       (iii)      establish   or  operate  a  branch  or  other  office  of  a
                  financial institution.

      C. Recruit, hire, assist others in recruiting or hiring, discuss employment with, or refer others concerning employment, any person who is, or within the preceding twelve (12) months was, an employee of either Subsidiary Bank or Pacific.

      If any court of competent jurisdiction should determine that any term or terms of this covenant is too broad in terms of time, geographic area, lines of commerce or otherwise, such court shall reform such term or terms in order that such term or terms comply with applicable law, and shall enforce such reformed term or terms to the maximum extent permissible under California law.

      2. Compensation. For and in consideration of the matters contained in this Agreement, SBB agrees to pay to Seller a total of $__________, of which $______ shall be payable to Seller on the Closing Date and $______ shall be payable on each of the first and second anniversary of this Agreement. Payment may be made by either (i) a wire transfer of immediately available funds to the account designated in writing by Seller, (ii) check, or (iii) cashier's check.

      3.    Term and Termination.

      A. The term of the Agreement shall commence on the Effective Date of the Merger, and shall terminate and all obligations hereunder shall cease, except for liabilities or claims that shall have arisen or accrued in connection with such termination, two (2) years after the Effective Date.

      B. The failure by any party to this Agreement on any occasion to exercise its right to terminate this Agreement as provided herein shall not be deemed to be a waiver of such party's right to terminate this Agreement in respect to that breach (provided it shall be continuing) or of any subsequent breach.

      . Seller acknowledges that performance of the terms of this Agreement constitutes valuable, special and unique property of SBB critical to its business and that any breach of this Agreement by him will give rise to irreparable injury to SBB that is not compensable in money damages. Accordingly, Seller agrees that SBB shall be entitled to obtain specific performance and/or injunctive relief against the breach or threatened breach of this Agreement by Seller. Seller further agrees to waive any requirement for the securing or posting of any bond or the proof of any actual damages in connection with such remedies. Such remedies shall not be exclusive and shall be in addition to any other remedy that SBB may have at law or in equity.

      5. Deductions. SBB shall not deduct from Seller's fee any Federal, state and local income taxes, social security taxes or other amounts as SBB would be required to deduct under applicable laws and governmental regulations if such payments were made to its employees.

      6. Reasonableness of Restrictions. Seller has carefully read and considered the provisions of this Agreement and, having done so, agrees that the restrictions set forth in this Agreement contain reasonable limitations as to time, geographical area, scope of activity to be restrained, and do not impose a greater restraint than is necessary to compensate SBB for the consideration paid to the Seller pursuant to the Reorganization Agreement and to protect the goodwill or other legitimate business interests of SBB.

      7. Extension of Term of Restrictive Covenant. If Seller violates any restrictive covenant contained in Section 1, or if an action to enforce a restrictive covenant contained in Section 1 is pending in a court of competent jurisdiction, then the term of such restrictive covenant will be extended by adding to it the number of days that Seller's violation continues and the number of days during which such court action is pending. If there are both a violation and a pending court action, then the number of days that each continues will be added to the term of such restrictive covenant, but days on which both continue will be counted only once.

      8. Disparagement of SBB. Seller agrees, without limitation, not to disparage or otherwise malign SBB's, including its subsidiaries, or the Subsidiary Banks' business or banking reputation.

      9. Successors and Assigns. This Agreement shall be binding upon the parties and their heirs, legal representatives, successors and assigns. SBB may assign its interest in this Agreement, and all covenants, conditions and provisions hereunder shall inure to the benefit of and be enforceable by its assignee or successor-in-interest. The rights and obligations of Seller under this Agreement are personal to him, and no such rights, benefits or obligations shall be assignable, except that his personal representatives and heirs may enforce the obligations of SBB hereunder.

      10. Governing Law. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF CALIFORNIA (INCLUDING THOSE LAWS RELATING TO CHOICE OF LAW) APPLYING TO CONTRACTS ENTERED INTO AND TO BE PERFORMED WITHIN THE STATE OF CALIFORNIA, WITHOUT REGARD FOR THE PROVISIONS THEREOF REGARDING CHOICE OF LAW.

      11. Legal Construction. If any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, any provision shall be fully severable, such invalidity, illegality or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed and enforced as if such invalid, illegal or unenforceable provision had never been contained herein, and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as a part of this Agreement, a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be valid and enforceable.

      12. Notice. Unless otherwise provided herein, any and all payments, notices, requests, instructions and other communications required or permitted to be given under this Agreement after the date hereof by any party hereto to any other party may be delivered personally or by nationally recognized overnight courier service or sent by mail or (except in the case of payments) by telex or facsimile transmission, at the respective addresses or transmission numbers set forth below and shall be effective (a) in the case of personal delivery, telex or facsimile transmission, when received; (b) in the case of mail, upon the earlier of actual receipt or five (5) business days after deposit in the United States Postal Service, first class certified or registered mail, postage prepaid, return receipt requested; and (c) in the case of nationally-recognized overnight courier service, one (1) business day after delivery to such courier service together with all appropriate fees or charges and instructions for such overnight delivery. The parties may change their respective addresses and transmission numbers by written notice to all other parties, sent as provided in this Section 12. All communications must be in writing and addressed as follows:

            IF TO SELLER:







            IF TO COMPANY:

            Santa Barbara Bancorp
            1021 Anacapa Street
            Santa Barbara, California 93101-2036
            Telecopy:  (804) 564-6293
            Attention:  Mr. David W. Spainhour
                        President and Chief Executive Officer

      13. Remedies. If Seller breaches or threatens to breach any term or provision contained herein, SBB will be entitled to seek and obtain a temporary restraining order, a temporary injunction, and a permanent injunction to enjoin and prohibit Seller from violating the terms and provisions of this Agreement. SBB's right to seek and obtain such relief will not be construed to prevent SBB from pursuing, either concurrently or conjunctively, any other legal or equitable remedies available by contract, law, or otherwise for such breach or threatened breach, nor to preclude SBB from seeking to recover damages from Seller.

      14. No Delay, Waiver, Etc. No delay on the part of the parties hereto in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right.

      15. Modification. No amendment hereof shall be effective unless contained in a written instrument signed by the parties hereto.

      16. Headings. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.





                              [Signatures Follow]

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                    "Seller"







                                    SANTA BARBARA BANCORP,
                                    a California corporation



                                    David W.  Spainhour,  President  and Chief
                                    Executive Officer

EXHIBIT 3

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


      2. Article Third of the Articles of Incorporation of this Corporation is amended in its entirety to read as follows:


      "THIRD:   AUTHORIZED STOCK

                This Corporation is authorized to issue only one class of shares of stock, designated as "Common Stock". The total number of such shares which this Corporation is authorized to issue is forty million (40,000,000). Upon the amendment of this Article to read as set forth herein, each outstanding share of Common Stock of this Corporation shall be converted into two (2) shares of Common Stock."


      3. The foregoing amendment to the Articles of Incorporation of this Corporation has been duly approved by the Board of Directors of this Corporation.


      4. The foregoing amendment to the Articles of Incorporation of this Corporation is not required to be approved by a vote of the shareholders pursuant to Section 902(c) of the California Corporations Code.

      Each of the undersigned declares under penalty of perjury under the laws of the State of California that the statements contained in the foregoing Certificate are true and correct of his own knowledge, and that this declaration was executed on this fifteenth day of April, 1998, at Santa Barbara, California.



                               ------------------------------------------
                               David W. Spainhour, President



                               ------------------------------------------
                               Jay D. Smith, Secretary

EXHIBIT 3.1

                          CERTIFICATE OF RESOLUTION

                            SANTA BARBARA BANCORP

                          Santa Barbara, California

                       AMENDMENT NUMBER FOUR TO BYLAWS

      This is to certify that I am the duly elected, qualified and acting Secretary of the above-named Corporation and that by resolution of the Board of Directors of the Corporation duly adopted at the meeting held on April 22, 1998,
Section 3.2.1 of the Bylaws of the Corporation was amended as follows:

            Authorized Number: The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than seven (7) nor more than thirteen (13). Until a different number within the foregoing limits is specified in an amendment to this Section 3.2.1 duly adopted by the Board of Directors or the shareholders, the exact number of authorized directors shall be eleven (11).

      I hereby certify that the foregoing resolution now stands on record on the books of said Corporation, and has modified, repealed or set aside in any manner, and is now in full force and effect.

Dated at Santa Barbara,
California




                                    Jay Donald Smith
                                    Secretary

EXHIBIT 10

                       SANTA BARBARA BANCORP

                   RESTRICTED STOCK OPTION PLAN
               (As Amended effective March 24, 1998


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

2.    DEFINITIONS

      As used herein, the following definitions shall apply:

      2.1 "Board of Directors" means the Board of Directors of the Company.

      2.2 "Code" means the Internal Revenue Code of 1986, as amended.

      2.3 "Commission" means the Securities and Exchange Commission.

      2.4 "Committee" means the Committee of the Board of Directors that shall administer the Plan.

      2.5 "Common Stock" means the Common Stock of the Company.

      2.6   "Company" means Santa Barbara Bancorp, a California corporation.

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

      2.8 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

      2.9 "Fair Market Value" means, as of any date, the value of the Common Stock determined as follows.

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

      2.10 "Option" means a stock option granted pursuant to the Plan and shall include Reload Options. All Options granted hereunder shall be "nonstatutory stock options" and each such Option shall be evidenced by a written Stock Option Agreement.

      2.11 "Optioned Stock" means the Common Stock subject to an Option.

      2.12 "Optionee" means an employee who receives an Option.

      2.13 "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

      2.14 "Plan" means this restricted Stock Option Plan, as amended and restated.

      2.15 "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act or any successor to Rule 16b-3 in effect at the time in question.

      2.16 "Section 16(b)" means Section 16(b) of the Exchange Act.

      2.17 "Stock Option Agreement" means a written agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. Each Option Agreement is subject to the terms and conditions of the Plan. The terms and provisions of each Option Agreement need not be the same.

      2.18 "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined as Section 424(f) of the Code.

3.    OPTIONS

      Pursuant to the Plan, two separate types of options for Common Stock may be granted:

      3.1   Incentive Options.  Incentive Stock Options ("Incentive Options");
            and

      3.2 Non-Qualified Options. Non-Qualified Stock Options ("Non-Qualified Options").

Incentive Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. Non-Qualified Options are not intended to so qualify. Unless specified otherwise, all the provisions of this Plan relate equally to both Incentive Options and Non-Qualified Options. Each Option granted under this Plan shall be evidenced by a Stock Option Agreement between the Company and the Optionee, designating the type of Option being issued and containing such other terms and conditions as deemed appropriate.

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

11.   EXPIRATION OF OPTIONS

      Notwithstanding any other provisions of this Plan or the terms of any Stock Option Agreement, Options granted pursuant to this Plan shall expire upon the occurrence of any of the following events:

      11.1 Termination of Employment. Thirty (30) days following the termination of the Optionee's employment, other than as a result of the Optionee's retirement, death or disability (but in no event beyond the period of time for which the Optionee is granted);

      11.2 Retirement. Immediately upon retirement of the Optionee in accordance with the Company's retirement policy, provided that the Optionee may within three (3) months after the date of retirement (but in no event beyond the period of time for which the Option is granted) exercise the Option as to those shares with respect to which any vesting installments, if any, had accrued as of the date on which the employee retired; and

      11.3 Death or Disability. Twelve (12) months after the death or permanent disability (as defined in the Company's Incentive and Investment Profit Sharing Plan and Trust) of the Optionee while in the employ of the Company (but in no event beyond the period of time for which the Option is granted). During such twelve-month period the Optionee (or his or her personal representative) or the persons to whom the Optionee's rights under the Option shall have passed by will or by the applicable laws of descent and distribution shall have the right to exercise the Option to the extent that any vesting installments, if any, had accrued as of the date of Optionee's death or disability.

12.   METHOD OF EXERCISE

      Options granted pursuant to this Plan shall be exercised by delivery to the Board of Directors or the Committee of a written notice specifying (a) the number of shares which an

Optionee (or his or her personal representative) then desires to purchase, (b) the name or names in which Optionee (or his or her personal representative) desires to have the shares issued, and (c) whether the Options being exercised are Incentive Options or Non-Qualified Options. Said notice shall be accompanied by full payment of the aggregate purchase price of such Options in immediately available funds (or stock of the Company). The Company shall, as soon as practicable thereafter, issue and deliver to the Optionee and/or any other persons designated in the notice of exercise, the necessary certificate or certificates evidencing the number of shares purchased (excluding any fractional shares), in the name of the Optionee and/or in the name of the other persons designated in the notice of exercise. The Optionee may designate in the notice of exercise that some or all of the shares to be issued upon such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything herein to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock or other securities shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act, or the rules thereunder. The Board of Directors or the Committee may rely on a representation of the person exercising the Option, or such other evidence as the Board of Directors or the Committee deems appropriate, for purposes of determining the propriety of the exercise of any Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Board of Directors or the Committee shall have no obligation to independently investigate the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

13.   RELOAD FEATURES

      13.1 Grant of Reload Options. Whenever the holder of any Option (the "Original Option") outstanding under this Plan (whether an Incentive Option or a Non-Qualified Option, and including any Reload Options granted under the provisions of this Section 14) exercises the Original Option and makes payment of the option price by tendering shares of the Common Stock of the Company previously held by him or her, then the holder of that Option shall be entitled to receive and the Company shall grant a new Option (the "Reload Option") for that number of additional shares of the Common Stock of the Company which is equal to the number of shares tendered by the Optionee in payment of the option price for the Original Option being exercised. All such Reload Options granted hereunder shall be on the following terms and conditions.

            13.1.1 Option Price. The option price per share shall be an amount equal to the then current Fair Market Value per share of the Common Stock, as of the date of exercise of the Original Option, as determined by the Board of Directors or the Committee.

            13.1.2 Expiration Date. The option exercise period shall expire, and the Reload Option shall no longer be exercisable, on the expiration of the option period of the

Original Option or five (5) years from the date of the grant of the Reload Option, whichever is later.

            13.1.3 Vesting Period. Any Reload Option granted under this Section 14 shall "vest" and first become exercisable one (1) year following the date of exercise of the Original Option.

            13.1.4 Other Terms. All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option. Further, the character of the Reload Option shall be the same as the character of the Original Option, namely if the Original Option is an Incentive Option, the Reload Option shall be an Incentive Option; and if the Original Option is a Non-Qualified Option, the Reload Option shall also be a Non-Qualified Option.

      13.2 Restrictions on Reload Options. Any and all Reload Options granted pursuant to this Section 14 (or Section 16, below) shall be subject to the following conditions and restrictions:

            13.2.1 No Reload on Existing Incentive Options. Notwithstanding
Section 14.1, above, no Reload Option shall be granted pursuant to Section 13.3, below, upon the exercise of any Incentive Option which is outstanding as of the effective date of this Plan [?].

            13.2.2 Holding Period of Shares Tendered. No Reload Option shall be granted pursuant to Section 14.1, above, unless the shares tendered upon exercise of the Original Option in payment therefore have been held by the Employee for a period of more than six (6) months prior to the exercise of the Original Option.

            13.2.3 Holding Period of Original Option Shares. If the shares of Common Stock of the Company which are issued upon exercise of the Original Option are sold within one (1) year following the exercise of the Original Option, then the Reload Option shall immediately terminate.

            13.2.4 Exception. The holding period restrictions set forth in Sections 14.2.2 and 14.2.3 above shall not apply to an Optionee's (a) transfer of shares of Common Stock to the Company in payment of all or any portion of the purchase price upon exercise of an Option, whether an Original Option or a Reload Option, or (b) satisfaction of his withholding obligation, if any, pursuant to Section 16 below by the withholding of shares that would otherwise be issued as a result of the exercise of an Option.

      13.3 "Grandfather" Provisions. The Company acknowledges that there are outstanding Options granted to employees under the Company's prior employee Stock Option Plan, which Plan expired in calendar year 1993, and that said Plan contained "reload" features similar to those contained herein. To the extent that any such outstanding Options under said Stock Option Plan are exercised after the expiration of that Plan, the Board of Directors or the

Committee shall have the power, in its sole discretion, to grant to any such Option holders a Reload Option under and containing the terms specified in this Plan.

14.   TRANSFERABILITY OF OPTIONS

      14.1 Restriction on Transfer. Except as specifically set forth in Section hereof, no Option or Reload Option may be sold, pledged, assigned, hypothecated, transferred, or otherwise disposed of in any manner, other than by will or the laws of descent and distribution.

      14.2. Limited Transferability. A Stock Option Agreement may provide that an Optionee may transfer all or a portion of any Non-Qualified Option or Non-Qualified Reload Option in accordance with provisions of this Section . If a Stock Option Agreement permits the transfer of any Non-Qualified Option or Non-Qualified Reload Option, any transfer that does not comply with all of the provisions of this Section and the Stock Option Agreement shall be null and void ab initio. The provisions of the Stock Option Agreements dealing with the transferability of the Options need not be identical for all Options and the provision for transferability with respect to one Option shall not require the provision for transferability with respect to any other Option. (For purposes of this Section, Non-Qualified Options and NonQualified Reload Options which may be transferred are referred to as "Transferable Option".)

            14.2.1 Permitted Transferees. A Transferable Option may be transferred by the Optionee only to one or more of the following: (a) the Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by the Optionee and with respect to which all beneficial interests are held by one or more of the Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company established by the Optionee and in which all beneficial interests are held by one or more of the Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and
(e) such other persons and entities as the Company may specifically approve in writing after written notice from the Optionee. The Company may require as a condition to the transfer of any Transferable Option under this Section that the transferee provide to the Company reasonable evidence that the proposed transferee is described in one of the foregoing clauses.

            14.2.2 Permitted Transfers. Any transfer of a Transferable Option under this Section must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section above, pursuant to which the Optionee receives only his or her interest in the partnership or limited liability company, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

            14.2.3 Minimum Transfer. Any transfer of a Transferable Option or a Reload Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred
(100) shares of Optioned Stock.

            14.2.4 Notice to the Company. The Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer of a Transferable Option pursuant to this Section and shall include with such notice:

                A. The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under Section hereof; and

                B. The proposed transferee's written agreement to accept the Transferable Option and any shares of Common Stock acquired on exercise of the Transferable Option subject to all of the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions dealing with the termination of the Transferable Option on the death or disability of the Optionee or the termination of the Optionee's employment with the Company.

            14.2.5 No Further Transfer. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, a transferee of any Transferable Option shall not have the right to further transfer all or any portion of the Transferable Option, other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

            14.2.6 No Transfer of Incentive Options. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, an Optionee may not transfer any Incentive Option or Reload Option granted with respect to an Incentive Option other than by will or the laws of descent and distribution.

            14.2.7 Further Acts. The Company may require as a condition to the transfer of any Transferable Option such additional information and agreements from the Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

            14.2.8 Disclaimer. The Company's acceptance of any transfer of a Transferable Option shall not be considered legal or tax advice to the Optionee or the proposed transferee as to their compliance with any applicable law, rule or regulation or the legal or tax consequences of such transfer or the subsequent exercise of the Transferable Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the Transferable Option.

15.   TAX WITHHOLDING

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

16.   NO SHAREHOLDER RIGHTS

      An Option holder shall not be deemed to be a shareholder of the Company with respect to Options unless and until the shares of Common Stock covered by the Option shall have been issued upon exercise thereof and are paid for in full.

17.   SECURITIES COMPLIANCE

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

18.   TERM OF PLAN

      No Option shall be granted under this Plan after ten (10) years from the date of the original adoption of the Plan by the Board of Directors or the original approval of the Plan by a majority of the voting shares, whichever event first occurred.

19.   AMENDMENT OF PLAN

      The Board of Directors of the Company may at any time suspend, amend, or terminate the Plan, and may, with the consent of an Option holder, make such modification of the terms and conditions of Options granted hereunder as it shall deem advisable; provided that, any amendment or modification which would:

      19.1 Number of Shares. Materially increase the number or shares which may be issued pursuant to the Plan (other than in accordance with Section 24 and Section 25. below);

      19.2 Eligibility. Materially modify the requirements as to eligibility for participation in the Plan; or

      19.3 Increase in Benefits. Otherwise materially increase the benefits accruing to participants under the Plan;

shall be subject to approval thereof by shareholders of the Company holding not less than a majority of the voting power.

20.   SUBSTITUTION OF OPTIONS

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

21.   LIMITS ON AMENDMENTS

      This Plan may not, without approval of the shareholders of the Company, be amended in any manner that will cause Incentive Options issued under it to fail to meet the requirements of incentive stock Options as defined in Section 422 of the Code, or to change the maximum number of shares which any one person may receive.

22.   EFFECT ON SUSPENSION OR TERMINATION OF PLAN

      No Option may be granted during any suspension, or after termination, of this Plan. Amendment, suspension, or termination of the Plan shall not, without the consent of the Option holder, alter or impair any rights or obligations under any Option or Stock Option Agreement theretofore granted under the Plan.

23.   RECAPITALIZATION OF COMPANY

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

24.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

      In the event of (a) the liquidation of the Company, (b) a merger, reorganization, or consolidation of the Company with any other corporation in which the Company is not the surviving corporation or the Company becomes a wholly-owned subsidiary of another corporation, or (c) the sale of all or substantially all of the Company's assets, any unexercised Options then outstanding shall be deemed cancelled unless the surviving corporation in any such merger, reorganization or consolidation or the acquiring corporation in any such sale elects to assume the Options under the Plan or to issue substitute options in place thereof; provided that if any Options granted under the Plan would be cancelled in accordance with the foregoing, the Optionee shall have the right, exercisable during a 10-day period ending on the fifth day prior to the effective date of such liquidation, merger, reorganization, consolidation or sale, to exercise the Optionee's Option in whole or in part without regard to any installment exercise provisions in the Optionee's Stock Option Agreement. If any Options or portion thereof originally designated as Incentive Options would cease to qualify as incentive stock options under the Code as a result of the exercise of such Options in accordance with the preceding sentence, then such Incentive Options or portion thereof shall be redesignated as Non-qualified Options. The Company shall give each Optionee at least thirty (30) days prior written notice of the anticipated effective date of any such liquidation, merger, reorganization, consolidation or sale. Notwithstanding anything in this Plan or in any Stock Option Agreement to the contrary, (i) all Option exercises effected during the foregoing 10-day period shall be deemed to be effective immediately prior to the closing of such liquidation, merger, reorganization, consolidation or sale and (ii), if the Company abandons or otherwise fails to close any such liquidation, merger, reorganization, consolidation or sale, then
(A) all exercises during the foregoing 10-day period shall cease to be effective ab initio and (B) the outstanding Options shall be exercisable as otherwise determined under the applicable Stock Option Agreement and without consideration of this Section or the corresponding provisions of any Stock Option Agreement.

25.   APPROVAL OF SHAREHOLDERS; EFFECTIVE DATE

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

26.   STOCK OPTION AGREEMENTS

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

27.   INDEMNIFICATION

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

28.   EFFECT OF AMENDMENTS

      28.1 Non-Qualified Options. From and after December 17, 1996, the date of this Amended and Restated Plan, all of the terms and provisions of the Plan as amended and restated shall apply to all Non-Qualified Options which are outstanding as of such date and the Stock Option Agreements covering such Non-Qualified Options shall be deemed automatically amended to reflect the amended and restated terms of this Plan.

      28.2 Incentive Options. From and after December 17, 1996, the date of this Amended and Restated Plan, all of the terms and provisions of the Plan as amended and restated shall apply to all Incentive Options which are outstanding as of such date and the Stock Option Agreements covering such Incentive Options shall be deemed automatically amended to reflect the amended and restated terms of this Plan; provided that in no event shall any of the terms or provisions of the Plan as amended and restated apply to any Incentive Option, and no Stock Option Agreement for an Incentive Option shall be deemed amended to include any of the terms and provisions of the Plan as amended and restated, if such application or amendment would be deemed to be a modification of the Incentive Option under the Code and such modification would result in such Incentive Option ceasing to qualify as an incentive stock option under the Code.

      28.3 No Change in Price or Term. Notwithstanding anything in this Plan to the contrary, in no event shall the amendment of any Stock Option Agreement in accordance with the provisions of this Section change any or all of the number of shares covered by any Option or the exercise price, vesting schedule or term of the Option.

      28.4 Amended Stock Option Agreements. Any Optionee who holds an Option that is deemed amended under this Section may at any time deliver to the Company his or her existing Stock Option Agreement and request that the Company deliver to the Optionee a new Stock Option Agreement incorporating the amended and restated terms and provisions of the Plan. The Company shall deliver to the Optionee a new Stock Option Agreement promptly after the Optionee's delivery of the existing Stock Option Agreement. NOTWITHSTANDING ANYTHING IN THIS PLAN TO THE CONTRARY, THE OPTIONEE SHALL BE SOLELY RESPONSIBLE FOR DETERMINING WHETHER THE AMENDMENT OF A STOCK OPTION AGREEMENT WILL CONSTITUTE A MODIFICATION OF THE OPTION AND THE COMPANY SHALL HAVE TO RESPONSIBILITY OR LIABILITY NO THE OPTIONEE BY REASON OF THE AMENDMENT OF A STOCK OPTION AGREEMENT BEING A MODIFICATION OF THE OPTION.

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

      (d) the Plan was amended at a duly called and held meeting of the Board of Directors on December 17, 1996, and that the amendments adopted by the Board of Directors on December 17, 1996, did not need to be approved by the shareholders of the Company; and

      (e) the Plan was amended at a duly called and held meeting of the Board of Directors on March 24, 1998, and that the amendments adopted by the Board of Directors on March 24, 1998, did not need to be approved by the shareholders of the Company.




Dated:________________, 1998
                                       Jay D. Smith, Esq., Corporate Secretary

EXHIBIT 10.1


                       SANTA BARBARA BANCORP

                 1996 DIRECTORS STOCK OPTION PLAN (As Amended March 24, 1998)


1.    PURPOSES OF THE PLAN

      The purposes of this 1996 Directors Stock Option Plan are to attract, motivate and retain the best available Directors for the Company and each of the Parent and Subsidiaries and to provide them with additional incentive to promote the success of the Company's business.

2.    DEFINITIONS

      As used herein, the following definitions shall apply:

      2.1 "Board of Directors" means the Board of Directors of the Company.

      2.2 "Code" means the Internal Revenue Code of 1986, as amended.

      2.3 "Commission" means the Securities and Exchange Commission.

      2.4 "Committee" means the Committee of the Board of Directors that shall administer the Plan.

      2.5 "Common Stock" means the Common Stock of the Company.

      2.6   "Company" means Santa Barbara Bancorp, a California corporation.

      2.7 "Disability" means total and permanent disability as defined in
Section 22(e)(3) of the Code.

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

      2.9 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

      2.10 "Fair Market Value" means, as of any date, the value of the Common Stock determined as follows.

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

      2.11 "Option" means a stock option granted pursuant to the Plan and shall include Reload Options. All Options granted hereunder shall be "nonstatutory stock options" and each such Option shall be evidenced by a written Stock Option Agreement.

      2.12 "Optioned Stock" means the Common Stock subject to an Option.

      2.13 "Optionee" means a Director who receives an Option.

      2.14  "Plan" means this 1996 Directors Stock Option Plan.

      2.15 "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act or any successor to Rule 16b-3 in effect at the time in question.

      2.16 "Section 16(b)" means Section 16(b) of the Exchange Act.

      2.17 "Stock Option Agreement" means a written agreement between the Company and an Optionee evidencing the terms and conditions of an individual Option grant. Each Option Agreement is subject to the terms and conditions of the Plan. The terms and provisions of each Option Agreement need not be the same.

      2.18 "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined as Section 424(f) of the Code.

3.    STOCK SUBJECT TO THE PLAN

      3.1 Original Reserve. Subject to the provisions of Section and Section of the Plan, the maximum aggregate number of shares which are reserved for issuance upon exercise of Options granted under the Plan is One Hundred Fifty Thousand (150,000) shares of Common Stock.

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

4.    ADMINISTRATION OF THE PLAN

      The Plan shall be administered by the Board of Directors or the Committee. The Committee shall consist of not less than two (2) Directors all of whom shall be Non-Employee Directors of the Company within the meaning of Rule 16b-3. Members of the Committee shall serve at the pleasure of the Board of Directors. No member of the Board of Directors or the Committee shall be liable for any action or determination undertaken or made in good faith with respect to the Plan or any agreement executed pursuant to the Plan. Subject to the terms of this Plan, the Board of Directors or the Committee shall determine:

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

8.    TERM OF OPTION

      Subject to the provisions of Section , below, the term of each Option shall be five (5) years from the date of grant thereof.

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

      10.2 Procedure for Exercise. An Option shall be deemed to be exercised when the Optionee has delivered to the Company written notice of such exercise and full payment of the exercise price for the shares with respect to which the Option is being exercised. Full payment shall consist of such consideration as is allowable under Section , above. An Option may not be granted or exercised for a fraction of a share. Exercise of an Option in any manner shall result in a decrease in the number of shares which thereafter may be available, both for the purposes of the Plan and for issuance under the Option, by the number of shares as to which the Option is exercised. Optionee may designate in the notice of exercise that some or all of the shares of Common Stock or other securities to be issued upon such exercise shall be issued in the name of Optionee's spouse, the trustee of a revocable trust in which Optionee and his or her spouse are the sole primary beneficiaries, Optionee's prior spouse, or any combination of the foregoing. Notwithstanding anything herein to the contrary, Optionee may not designate in the notice of exercise that any of the shares of Common Stock or other securities shall be issued to Optionee's prior spouse unless such issuance is to be made pursuant to a domestic relations order as defined in the Code or Title I of the Employee Income Retirement Security Act, or the rules thereunder. The Company may rely on a representation of the Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the propriety of the exercise of any Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Company shall have no obligation to independently investigate the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

      10.3 Rights as a Shareholder. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing the shares of Common Stock, the Optionee shall have no right to vote or receive dividends or any other rights as a shareholder with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment shall be made in the exercise price payable on the exercise of any Option or the number of shares of Common Stock or other securities or property issuable upon exercise of an Option for any dividend, distribution or other right for which the record date is prior to the date the stock certificate is issued to Optionee with respect to any Optioned Stock, except as provided in Section and Section , below.

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

      10.5 Disability of Optionee. Notwithstanding the provisions of Section , above, if an Optionee's continuous status as a Director is terminated as a result of the Optionee's death or disability, the Optionee or his or her estate or personal representative may exercise the Option to the extent that the Option was exercisable at the date of such termination in whole or in part at any time and from time to time during the twelve (12)-month period from the date of the termination of the Optionee's status as a Director. If the Optionee does not exercise the Option in full during such 12-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 12-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of the Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of the Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

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

11.   RELOAD FEATURES

      11.1 Grant of Reload Options. Whenever the holder of an Option granted under this Plan (including any Reload Options granted under the provisions of this Section or Section , below) (the "Original Option") exercises the Original Option and makes payment of the exercise price by tendering shares of the Common Stock previously held by the Optionee, then the Optionee shall be entitled to receive and the Company shall grant the Optionee a new option (the "Reload Option") for that number of shares of the Common Stock which is equal to the number of shares tendered by the Optionee in payment of the exercise price for the Original Option being exercised. All such Reload Options granted hereunder shall be on the following terms and conditions.

            11.1.1 Exercise Price. The exercise price per share shall be an amount equal to the Fair Market Value per share of the Common Stock as of the date of exercise of the Original Option.

            11.1.2 Expiration Date. The term of the Reload Option shall begin as of the date of exercise of the Original Option and, unless terminated sooner pursuant to the terms of this Plan or the Stock Option Agreement, shall terminate five (5) years thereafter.

            11.1.3 Vesting Period. Any Reload Option shall become exercisable one (1) year following the date of grant of such Reload Option. Thereafter the Reload Option shall be fully vested and shall be exercisable in whole or in part at any time and from time to time during the term of the Reload Option.

            11.1.4 Other Terms. All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option.

      11.2 Restrictions on Reload Options. Any and all Reload Options granted pursuant to this Section (or Section , below) shall be subject to the following conditions and restrictions.

            11.2.1 Holding Period of Shares Tendered. No Reload Option shall be granted pursuant to Section , above, unless the shares of Common Stock tendered upon exercise of the Original Option in payment therefore have been held by the Optionee for a period of more than six (6) months prior to the exercise of the Original Option. The Company may rely on a representation of the Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the holding period of any shares surrendered on exercise of an Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Company shall have no obligation to independently investigate the holding period or the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

            11.2.2 Holding Period of Original Option Shares. If any of the shares of Common Stock of the Company which are issued upon exercise of the Original Option are sold within one (1) year following the exercise of the Original Option, then the Reload Option shall immediately terminate.

            11.2.3 Exception. The holding period restrictions set forth in Sections and , above, shall not apply to an Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price upon exercise of an Option, whether an Original Option or a Reload Option, or (b) in satisfaction of the Optionee's income tax withholding obligation, if any, by the transfer of shares to the Company or by the Company's withholding of shares that would otherwise be issued as a result of the exercise of an Option, or (c) to the acquiring party in any transaction described in Section 16, below, in which the Company is not the surviving corporation, or (d) to any person described in Section 13.2.1 hereof so long as the transfer satisfies the conditions of Section 13.2 hereof.

12.   TRANSFERABILITY OF OPTIONS

      12.1 Restriction on Transfer. Except as specifically set forth in Section
13.2 hereof, no Option or Reload Option may be sold, pledged, assigned, hypothecated, transferred, or otherwise disposed of in any manner, other than by will or the laws of descent and distribution.

      12.2. Limited Transferability. A Stock Option Agreement may provide that an Optionee may transfer all or any portion of any Option or Reload Option in accordance with the provisions of this Section 13.2. If a Stock Option Agreement permits the transfer of any Option or Reload Option, any transfer that does not comply with all of the provisions of this Section 13.2 and the Stock Option Agreement shall be null and void ab initio. The provisions of the Stock Option Agreements dealing with the transferability of the Options need not be identical for all Options and the provision for transferability with respect to one Option shall not require the provision for transferability with respect to any other Option.

            12.2.1 Permitted Transferees. An Option or Reload Option may be transferred or assigned by the Optionee only to one or more of the following:
(a) the Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by the Optionee and with respect to which all beneficial interests are held by one or more of the Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company established by the Optionee and in which all beneficial interests are held by one or more of the Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and
(e) such other persons and entities as the Company may specifically approve in writing after written notice from the Optionee. The Company may require as a condition to the transfer of any Option or Reload Option under this Section that the transferee provide to the Company reasonable evidence that the proposed transferee is described in one of the foregoing clauses.

            12.2.2 Permitted Transfers. Any transfer of an Option or Reload Option under this Section 13.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
13.2.1 above, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

            12.2.3 Minimum Transfer. Any transfer of an Option or a Reload Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred
(100) shares of Optioned Stock.

            12.2.4 Notice to the Company. The Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer of an Option or Reload Option pursuant to this Section 13.2 and shall include with such notice:

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

            12.2.5 No Further Transfer. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, a transferee of any Option or Reload Option shall not have the right to further transfer all or any portion of the transferred Option, other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

            12.2.6 Further Acts. The Company may require as a condition to the transfer of any Option or Reload Option such additional information and agreements from the Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

            12.2.7 Disclaimer. The Company's acceptance of any transfer of an Option or Reload Option shall not be considered legal or tax advice to the Optionee or the proposed transferee as to their compliance with any applicable law, rule or regulation or the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option.

13.   TAX WITHHOLDING

      To the extent that the exercise of any Option (including any Reload Option) granted hereunder gives rise to an income tax withholding obligation on the part of the Company with respect to the Optionee, the Company may satisfy such obligation on such terms and in accordance with such procedures as it deems appropriate under applicable law. At the election of the Optionee, such withholding obligation may be satisfied through the Optionee's surrender of shares of Common Stock owned by the Optionee or through the Company's retention of shares of the Common Stock which would otherwise be issued as a result of the exercise of the Option. If withholding is made in shares of Common Stock, the Company shall grant to the Optionee a Reload Option, on the terms specified in Section hereof for the number of shares so withheld.

14.   RECAPITALIZATION OF COMPANY

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

15.   REORGANIZATION OR LIQUIDATION OF THE COMPANY

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

16.   AMENDMENT AND TERMINATION OF THE PLAN

      16.1 Amendment and Termination. The Board of Directors may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided that the following revisions or amendments shall require approval of the shareholders of the Company entitled to vote:

            16.1.1 Number of Shares. Any material increase in the number or shares which may be issued pursuant to the Plan (other than in accordance with Section and , above);

            16.1.2 Eligibility. Any material modification of the requirements as to eligibility for participation in the Plan; or

            16.1.3 Increase in Benefits. Any material increase in the benefits accruing to participants under the Plan.

      16.2 Effect of Amendment or Termination. Any amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Company, which agreement must be in writing and signed by the Optionee and the Company.

17.   CONDITIONS UPON ISSUANCE OF SHARES

      17.1 Compliance with Law. Shares of Common Stock shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

      17.2 Investment Intent. As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the shares of Common Stock are being purchased only for investment and without any present intention to sell or distribute such shares if, in the opinion of counsel for the Company, such a representation is required by applicable law.

      17.3 Governmental Consents. Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares of Common Stock hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell, or any delay in issuing or selling, such shares as to which such requisite shall not have been obtained.

18.   RESERVE OF SHARES

      During the term of this Plan, the Company will at all times reserve and keep available such number of shares as shall be sufficient to satisfy the requirements of the Plan (the Plan "Reserve").

19.   OPTION AGREEMENT

      Each Option granted hereunder shall be evidenced by a written Stock Option Agreement (the "Stock Option Agreement").

20.   INDEMNIFICATION

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

21.   EFFECTIVE DATE OF PLAN; SHAREHOLDER APPROVAL

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

22.   EFFECT OF AMENDMENTS

      22.1 Amendment of Options. From and after December 17, 1996, the date of this Amended Plan, all of the terms and provisions of the Plan as amended shall apply to all Options which are outstanding as of such date and the Stock Option Agreements covering such Options shall be deemed automatically amended to reflect the amended terms of this Plan.

      22.2 No Change in Price or Term. Notwithstanding anything in this Plan to the contrary, in no event shall the amendment of any Stock Option Agreement in accordance with the provisions of this Section change any or all of the number of shares covered by any Option or the exercise price, vesting schedule or term of the Option.

      22.3 Amended Stock Option Agreements. Any Optionee who holds an Option that is deemed amended under this Section may at any time deliver to the Company his or her existing Stock Option Agreement and request that the Company deliver to the Optionee a new Stock Option Agreement incorporating the amended and restated terms and provisions of the Plan. The Company shall deliver to the Optionee a new Stock Option Agreement promptly after the Optionee's delivery of the existing Stock Option Agreement. NOTWITHSTANDING ANYTHING IN THIS PLAN TO THE CONTRARY, THE OPTIONEE SHALL BE SOLELY RESPONSIBLE FOR DETERMINING WHETHER THE AMENDMENT OF A STOCK OPTION AGREEMENT WILL CONSTITUTE A MODIFICATION OF THE OPTION AND THE COMPANY SHALL HAVE NO RESPONSIBILITY OR LIABILITY TO THE OPTIONEE BY REASON OF THE AMENDMENT OF A STOCK OPTION AGREEMENT BEING A MODIFICATION OF THE OPTION.

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

      (c) the Plan was amended at a duly called and held meeting of the Board of Directors on December 17, 1996, and that the amendments adopted by the Board of Directors on December 17, 1996, did not need to be approved by the shareholders of the Company; and

      (d) the Plan was amended at a duly called and held meeting of the Board of Directors on March 24, 1998, and that the amendments adopted by the Board of Directors on March 24, 1998, did not need to be approved by the shareholders of the Company.



Dated: ___________, 1998
                                       Jay D. Smith, Esq.
                                       Corporate Secretary

EXHIBIT 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 30, 1998, incorporated by reference in the Form 10-K, into Santa Barbara Bancorp and subsidiaries' previously filed Form S-8 Registration Statements File Nos. 33-5493, 2-83293, 33-43560 and 33-48724. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1997 or performed any audit procedures subsequent to the date of our report.