Form 10-Q
period 1998-09-30
SANTA BARBARA BANCORP
filed 1998-11-16
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

    Yes     X        No

Common Stock - As of November 13, 1998 there were 15,430,470 shares of the issuer's common stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997
         Consolidated Statements of Income
            Nine-Month and Three-Month Periods Ended September 30, 1998 and 1997 Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997
         Consolidated Statements of Comprehensive Income
            Nine-Month and Three-Month Periods September 30, 1998 and 1997
         Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Disclosures about quantitative and qualitative market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not applicable.

                                                       PART 1
                                                FINANCIAL INFORMATION

                                        SANTA BARBARA BANCORP & SUBSIDIARIES
                                       Consolidated Balance Sheets (Unaudited)
                                         (in thousands except share amounts)
                                                                        September 30, 1998      December 31, 1997
                                                                       --------------------    -------------------
Assets:
          Cash and due from banks                                           $      46,191          $      67,799
          Federal funds sold and securities purchased under
               agreement to resell                                                127,000                 48,000
                                                                            --------------         --------------
                   Cash and cash equivalents                                      173,191                115,799
                                                                            --------------         --------------

          Securities (Note 4):
               Held-to-maturity                                                   200,217                222,350
               Available-for-sale                                                 329,701                286,998
                                                                            --------------         --------------
                   Total securities                                               529,918                509,348
                                                                            --------------         --------------

          Bankers' acceptances                                                          -                 49,400
          Loans, net of allowance of $24,247
               September 30, 1998 and $21,148 at
               December 31, 1997 (Note 5)                                         950,155                860,400
          Premises and equipment, net (Note 6)                                     15,168                 13,595
          Accrued interest receivable                                              10,146                 10,328
          Other assets (Note 7)                                                    35,247                 33,516
                                                                            --------------         --------------

                        Total assets                                        $   1,713,825          $   1,592,386
                                                                            ==============         ==============

Liabilities:
          Deposits:
               Noninterest bearing demand deposits                          $     275,422          $     265,751
               Interest bearing deposits                                        1,238,147              1,138,404
                                                                            --------------         --------------
                   Total deposits                                               1,513,569              1,404,155
                                                                            --------------         --------------
          Securities sold under agreements
               to repurchase and Federal funds purchased                           22,700                 21,293
          Long-term debt and other borrowings (Note 9)                             31,500                 39,000
          Accrued interest payable and other liabilities                           12,862                  9,772
                                                                            --------------         --------------
                   Total liabilities                                            1,580,631              1,474,220
                                                                            --------------         --------------

Shareholders' equity:
          Common stock (no par value; $0.33 per share stated value;
               40,000,000 authorized; 15,430,470 outstanding at
               September 30, 1998 and 15,242,864 at December 31, 1997)              5,145                  5,081
          Surplus                                                                  33,372                 32,790
          Accumulated other comprehensive income (Note 8)                           3,022                    496
          Retained earnings                                                        91,655                 79,799
                                                                            --------------         --------------
                   Total shareholders' equity                                     133,194                118,166
                                                                            --------------         --------------

                        Total liabilities and shareholders' equity          $   1,713,825          $   1,592,386
                                                                            ==============         ==============

                     See accompanying notes to consolidated condensed financial statements.

                                                      SANTA BARBARA BANCORP & SUBSIDIARIES
                                                 Consolidated Statements of Income (Unaudited)
                                                (dollars in thousands except per share amounts)
                                                              For the Nine-Month                For the Three-Month
                                                                Periods Ended                      Periods Ended
                                                                September 30,                      September 30,
                                                         ---------------------------        ---------------------------
                                                              1998          1997                1998           1997
                                                         ------------   ------------        ------------   ------------
Interest income:
     Interest and fees on loans                          $    70,236    $    59,358         $    21,669    $    18,341
     Interest on securities                                   23,574         19,561               8,006          6,583
     Interest on Federal funds sold and securities
        purchased under agreement to resell                    3,818          3,479               1,592            947
     Interest on bankers' acceptances                            930          3,237                  23          1,204
                                                         ------------   ------------        ------------   ------------
        Total interest income                                 98,558         85,635              31,290         27,075
                                                         ------------   ------------        ------------   ------------

Interest expense:
     Interest on deposits                                     32,964         28,399              11,427          9,927
     Interest on securities sold under agreements
        to repurchase and Federal funds purchased                748          1,178                 241            287
     Interest on other borrowed funds                          1,675          1,833                 522            673
                                                         ------------   ------------        ------------   ------------
        Total interest expense                                35,387         31,410              12,190         10,887
                                                         ------------   ------------        ------------   ------------

Net interest income                                           63,171         54,225              19,100         16,188
Provision for loan losses                                      6,993          6,980                 750            733
                                                         ------------   ------------        ------------   ------------
     Net interest income after provision for loan losses      56,178         47,245              18,350         15,455
                                                         ------------   ------------        ------------   ------------

Other operating income:
     Service charges on deposits                               4,660          3,928               1,571          1,361
     Trust fees                                                8,581          7,463               2,900          2,599
     Other service charges, commissions and fees              11,339          7,194               2,495          1,601
     Net gain (loss) on securities transactions                  221           (416)                101             36
     Other operating income                                      529            579                 157            240
                                                         ------------   ------------        ------------   ------------
        Total other income                                    25,330         18,748               7,224          5,837
                                                         ------------   ------------        ------------   ------------

Other operating expense:
     Salaries and benefits                                    27,362         23,598               8,669          8,033
     Net occupancy expense                                     4,516          3,811               1,613          1,409
     Equipment expense                                         3,201          2,455               1,190            938
     Other expense                                            16,625         13,133               6,048          4,624
                                                         ------------   ------------        ------------   ------------
        Total other operating expense                         51,704         42,997              17,520         15,004
                                                         ------------   ------------        ------------   ------------

Income before income taxes                                    29,804         22,996               8,054          6,288
Applicable income taxes                                       10,561          7,581               2,868          2,009
                                                         ------------   ------------        ------------   ------------

               Net income                                $    19,243    $   15,415          $     5,186    $     4,279
                                                         ============   ============        ============   ============

Earnings per share - basic (Note 2)                      $      1.25    $      1.02         $      0.34    $     0.28
Earnings per share - diluted (Note 2)                    $      1.23    $      0.99         $      0.33    $     0.27

                                     See accompanying notes to consolidated condensed financial statements.

                                                       SANTA BARBARA BANCORP & SUBSIDIARIES
                                                Consolidated Statements of Cash Flows (Unaudited)
                                                              (dollars in thousands)
                                                                  For the Nine Months Ended September 30,
                                                                      1998                      1997
                                                                  ------------              ------------
Cash flows from operating activities:
    Net Income                                                    $    19,243               $    15,415
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                    3,623                     1,987
       Provision for loan and lease losses                              6,993                     6,980
       (Provision)Benefit for deferred income taxes                     1,348                      (169)
       Net writedown on other real estate owned                            54                        50
       Net amortization of discounts and premiums for
          securities and bankers' acceptances                          (2,031)                   (3,375)
       Net change in deferred loan origination
          fees and costs                                                  (33)                       15
       (Increase) decrease in accrued interest receivable                 182                      (552)
       Increase in accrued interest payable                               198                        97
       Net (gain) loss on sales and calls of securities                  (221)                      416
       Increase in prepaid expenses                                      (858)                     (267)
       Increase (decrease) in accrued expenses                          1,096                    (1,515)
       Net gain on sales of OREO                                         (130)                     (103)
       Decrease (increase) in service fee and other
          income receivable                                               (44)                      207
       Increase (decrease) in income taxes payable                      1,257                    (3,557)
       Other operating activities                                      (2,399)                    1,256
                                                                  ------------              ------------
          Net cash provided by operating activities                    28,278                    16,885
                                                                  ------------              ------------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                    65,539                    68,696
       Purchase of securities                                        (128,017)                 (188,514)
       Proceeds from sale of securities                                49,519                    99,225
       Proceeds from maturity of bankers' acceptances                  63,357                   128,601
       Purchase of bankers' acceptances                               (14,671)                 (132,494)
       Net increase in loans made to customers                        (96,597)                 (123,458)
       Disposition of property from defaulted loans                       218                     1,654
       Purchase or investment in premises and equipment                (4,311)                   (8,458)
       Purchase of investment real estate                                  --                      (598)
       Excess of purchase price over net assets
          for purchase of First Valley Bank                                --                   (10,037)
                                                                  ------------              ------------
          Net cash used in investing activities                       (64,963)                 (165,383)
                                                                  ------------              ------------
Cash flows from financing activities:
       Net increase in deposits                                       109,414                   143,673
       Net increase in borrowings with
          maturities of 90 days or less                                 1,407                        --
       Net (decrease) increase in long-term debt and
          other borrowings                                             (7,500)                   12,443
       Proceeds from issuance of common stock                             263                     3,712
       Payments to retire common stock                                 (2,915)                   (5,539)
       Dividends paid                                                  (6,592)                   (5,012)
                                                                  ------------              ------------
          Net cash provided by financing activities                    94,077                   149,277
                                                                  ------------              ------------
    Net increase in cash and cash equivalents                          57,392                       779
    Cash and cash equivalents at beginning of period                  115,799                   121,181
                                                                  ------------              ------------
    Cash and cash equivalents at end of period                    $   173,191               $   121,960
                                                                  ============              ============

Supplemental disclosure:
       Interest paid during period                                $    35,189               $    31,313
       Income taxes paid during period                            $     6,445               $    18,406
       Non-cash additions to other real estate owned              $       200               $       183
       Non-cash additions to loans                                $       317               $        --

                                      See accompanying notes to consolidated condensed financial statements.


                                                    SANTA BARBARA BANCORP & SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income (Unaudited)
                                                           (dollars in thousands)
                                                                      For the Nine-Month                  For the Three-Month
                                                                          Periods Ended                       Periods Ended
                                                                          September 30,                       September 30,
                                                                 -------------------------------     -------------------------------
                                                                     1998               1997             1998              1997
                                                                 -------------------------------     -------------------------------
Net income                                                       $    19,243        $    15,415      $     5,186        $     4,279
                                                                 ------------       ------------     ------------       ------------
Other comprehensive income, net of tax (Note 8) -
     Unrealized gains (loss) on securities:
        Unrealized holding gains (losses) arising during period        2,533                318            2,353                277
        Reclassification adjustment for (gains) losses
                included in net income                                    (7)                --               (5)               (16)
                                                                 ------------       ------------     ------------       ------------

                   Other comprehensive income                          2,526                318            2,348                261

                                                                 ============       ============     ============       ============
Comprehensive income                                             $    21,769        $    15,733      $     7,534        $     4,540
                                                                 ============       ============     ============       ============



                                   See accompanying notes to consolidated condensed financial statements.

                     Santa Barbara Bancorp and Subsidiaries
                  Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

For the nine and three-month periods ended September 30, 1998 and 1997, the computation of basic and diluted earnings per share were as follows (shares and net income amounts in thousands):


                                        Nine-month Period         Three-month Period
                                       Basic        Diluted       Basic      Diluted
                                     Earnings      Earnings      Earnings    Earnings
                                     Per Share     Per Share     Per Share   Per Share
                                     ---------     ---------     ---------   ---------
September 30, 1998
Numerator --net income                $ 19,243      $ 19,243      $  5,186    $  5,186

Denominator --weighted average
      shares outstanding                15,340        15,340        15,404      15,404
Plus: net shares issued in
      assumed stock option exercises                     331                       304
Diluted denominator                                   15,671                    15,708

Earnings per share                       $1.25         $1.23         $0.34       $0.33

September 30, 1997
Numerator --net income                $ 15,415      $ 15,415      $  4,279    $  4,279

Denominator --weighted average
      shares outstanding                15,185        15,185        15,211      15,211
Plus: net shares issued in
      assumed stock option exercises                     383                       402
Diluted denominator                                   15,568                    15,613

Earnings per share                       $1.02         $0.99         $0.28       $0.27

Weighted average shares and net shares issued in assumed stock option exercises for the nine and three-month periods ended September 30, 1998 and 1997 were adjusted for the 2 for 1 stock split paid on April 16, 1998.


3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine and three-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1997 have been reclassified to be consistent with the reporting for 1998.

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

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported in the financial statements at fair market value rather than at amortized cost. The after-tax effect of unrealized gains or losses is reported as accumulated other comprehensive income as explained in Note 8. Changes in the unrealized gains or losses are shown as increases or decreases in this component of equity, but are not reported as gains or losses in the statements of income of the Company.

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

(in thousands)                           Held-to-    Available-
                                         Maturity     for-Sale      Total
                                        -----------------------------------
September 30, 1998
Amortized cost:
  In one year or less                  $    48,065  $    63,891  $   111,956
  After one year through five years        102,168      230,673      332,841
  After five years through ten years        11,226        9,127       20,353
  After ten years                           38,758       12,446       51,204
  Equity securities                             --        8,329        8,329
                                       -------------------------------------
            Total securities           $   200,217  $   324,466  $   524,683
                                       =====================================

Estimated market value:
  In one year or less                  $    48,542  $    64,376  $   112,918
  After one year through five years        108,764      234,791      343,555
  After five years through ten years        14,069        9,385       23,454
  After ten years                           47,175       12,820       59,995
  Equity securities                             --        8,329        8,329
                                       -------------------------------------
            Total securities           $   218,550  $   329,701  $   548,251
                                       =====================================

December 31,1997 Amortized cost:
  In one year or less                  $    38,427  $    47,936  $    86,363
  After one year through five years        133,400      224,384      357,784
  After five years through ten years        11,290        5,130       16,420
  After ten years                           39,233          591       39,824
  Equity securities                             --        8,049        8,049
                                       -------------------------------------
            Total securities           $   222,350  $   286,090  $   508,440
                                       =====================================
Estimated market value:
  In one year or less                  $    38,373  $    48,025  $    86,398
  After one year through five years        139,807      225,163      364,970
  After five years through ten years        14,089        5,157       19,246
  After ten years                           46,180          604       46,784
  Equity securities                             --        8,049        8,049
                                       -------------------------------------
            Total securities           $   238,449  $   286,998  $   525,447
                                       =====================================

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

                                                                   Gross     Gross    Estimated
(in thousands)                                       Amortized  Unrealized Unrealized   Market
                                                        Cost       Gains     Losses     Value
                                                    -------------------------------------------
September 30, 1998
Held-to-maturity:
    U.S. Treasury obligations                       $   57,975  $   1,272  $      --  $  59,247
    U.S. agency obligations                             32,478        398         --     32,876
    State and municipal securities                     109,764     16,716        (53)   126,427
                                                    -------------------------------------------
       Total held-to-maturity                          200,217     18,386        (53)   218,550
                                                    -------------------------------------------
Available-for-sale:
    U.S. Treasury obligations                          103,895      1,426         --    105,321
    U.S. agency obligations                             90,141      2,327         --     92,468
    Collateralized mortgage obligations                 91,464        864         (2)    92,326
    Asset backed securities                             14,135        142         --     14,277
    State and municipal securities                      16,502        478         --     16,980
    Equity securities                                    8,329         --         --      8,329
                                                    -------------------------------------------
       Total available-for-sale                        324,466      5,237         (2)   329,701
                                                    -------------------------------------------
          Total securities                          $  524,683  $  23,623  $     (55) $ 548,251
                                                    ===========================================

December 31, 1997 Held-to-maturity:
    U.S. Treasury obligations                       $   80,714  $     410  $     (85) $  81,039
    U.S. agency obligations                             32,410        112       (106)    32,416
    State and municipal securities                     109,226     15,847        (79)   124,994
                                                    -------------------------------------------
       Total held-to-maturity                          222,350     16,369       (270)   238,449
                                                    -------------------------------------------
Available-for-sale:
    U.S. Treasury obligations                          162,190        482         --    162,672
    U.S. agency obligations                             25,930         38        (14)    25,954
    Collateralized mortgage obligations                 77,716        338         (6)    78,048
    Asset-backed securities                              4,000          8         --      4,008
    State and municipal securities                       8,205         62         --      8,267
    Equity securities                                    8,049         --         --      8,049
                                                    -------------------------------------------
       Total available-for-sale                        286,090        928        (20)   286,998
                                                    -------------------------------------------
          Total securities                          $  508,440  $  17,297  $   ( 290) $ 525,447
                                                    ===========================================

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because, consistent with their classification under the provisions of SFAS 115, it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called by the issuer prior to their maturity. In these situations, gains or losses may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.


5. Loans

The balances in the various loan categories are as follows:

(in thousands)                     September 30, 1998  December 31, 1997
                                   ------------------  -----------------
Real estate:
        Residential                      $ 300,371       $ 246,283
        Non-residential                    233,639         249,725
        Construction                        21,234          16,127
Commercial loans                           203,528         184,374
Home equity loans                           33,193          37,150
Consumer loans                              99,431          75,151
Leases                                      68,692          61,108
Municipal tax-exempt obligations             9,424           7,931
Other loans                                  4,890           3,699
                                         ----------      ----------
        Total loans                      $ 974,402       $ 881,548
                                         ==========      ==========

The loan balances at September 30, 1998 and December 31, 1997 are net of approximately $2,750,170 and $2,782,000, respectively, in deferred net loan fees and origination costs.

Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

There are some loans about which there is doubt regarding the collectibility of interest and principal according to the contractual terms, but which are fully secured by collateral and for which collection is being actively pursued. These impaired loans are not classified as nonaccrual.

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the allowance related to them (dollars in thousands) as of September 30, 1998 and December 31, 1997:

                                         September 30, 1998      December 31, 1997
                                         ------------------      -----------------
Loans identified as impaired                  $3,835                 $4,980
Impaired loans for which a valuation
  allowance has been determined               $  310                 $  702
Impaired loans for which no valuation
  allowance was determined necessary          $3,525                 $4,278
Amount of valuation allowance                 $  160                 $   60

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis. Few impaired loans required a valuation allowance at September 30, 1998 and December 31, 1997, because for most impaired loans, the collateral is in excess of the recorded investment.

The following table discloses additional information (dollars in thousands) about impaired loans for the nine and three-month periods ended September 30, 1998 and 1997:

                                        Nine-month Periods        Three-month Periods
                                        Ended September 30,       Ended September 30,
                                         1998        1997           1998       1997
                                        ------      ------         ------     ------
Average amount of recorded
  investment in impaired loans          $5,450      $3,939         $3,783     $3,001
Collections of interest from
  impaired loans and recognized
  as interest income                    $   --      $  201         $   --     $  173


The Company also provides an allowance for losses for: (1) specific loans which are not included in one of the types of loans covered by the concept of "impairment" and (2) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. This allowance is based on review of individual loans, historical trends, current economic conditions, and other factors.

Loans that are deemed to be uncollectible are charged-off against the allowance for credit loss. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $160,000 is included with the general allowance for credit losses to total the $24.04 million reported on the balance sheet for September 30, 1998, which these notes accompany, and in the "All Other" column in the statement of changes in the allowance account for the first nine months of 1998 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.


(in thousands)                               Refund             All
                                        Anticipation Loans   Other Loans     Total
                                        ---------------------------------------------

Balance, December 31, 1997                  $       325    $    20,823   $    21,148
Provision for loan losses                         4,941          2,052         6,993
Loan losses charged against allowance            (7,221)        (2,127)       (9,348)
Loan recoveries added to allowance                2,159          3,295         5,454
                                            ------------   ------------  ------------
Balance, September 30, 1998                 $       204    $    24,043   $    24,247
                                            ============   ============  ============



6. Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $2,734 and $1,987 for the nine-month periods ended September 30, 1998 and 1997, respectively, and $1,003 and $824 for the three-month periods ended September 30, 1998 and 1997, respectively. The following table shows the balances by major category of fixed assets:


(in thousands)                    September 30, 1998              December 31, 1997
                            -----------------------------   -----------------------------
                                    Accumulated  Net Book           Accumulated  Net Book
                              Cost  Depreciation  Value       Cost  Depreciation  Value
                            -----------------------------   -----------------------------
Land and buildings          $10,978   $ 4,631    $ 6,347    $10,902   $ 4,422    $ 6,480
Leasehold improvements        7,513     5,583      1,930      6,961     5,184      1,777
Furniture and equipment      24,060    17,169      6,891     20,392    15,054      5,338
                            -----------------------------   -----------------------------
    Total                   $42,551   $27,383    $15,168    $38,255   $24,660    $13,595
                            =============================   =============================


7. Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. As of September, 1998, the Company had $57,787 in property from defaulted loans. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of December 31, 1997, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for September 30 and December 31, 1997, are deferred tax assets and goodwill. In connection with the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB"), the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as $17.8 million of goodwill. The purchased goodwill is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.


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


9. Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $30.5 million and $38.0 million of advances from the Federal Home Loan Bank of San Francisco at September 30, 1998 and December 31, 1997, respectively.


10. New Accounting Pronouncements

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued on June 30, 1997 and will become effective for the Company for its 1998 annual report on Form 10-K. This statement relates to disclosure only and should have no impact on the financial condition or operating results of the Company.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued during the first quarter of 1998 and will become effective for the Company for its 1998 annual report on Form 10-K. This statement relates to disclosure only and should have no impact on the financial condition or operating results of the Company.

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2000. This statement is not expected to have a material impact on the operating results or the financial position of the Company.


11. Merger

On July 20, 1998, the Company signed a definitive agreement with Pacific Capital Bancorp of Salinas to merge in a pooling of interests transaction. Pacific Capital Bancorp is the parent company of two banks, First National Bank of Central California and South Valley National Bank. This combination will create a multi-bank holding company with approximately $2.57 billion in assets. The agreement provides for Pacific Capital Bancorp shareholders to receive 1.935 shares of Company common stock in exchange for each of their outstanding common shares. Subject to shareholder and regulatory approvals, the merger is expected to close in the fourth quarter of 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Santa Barbara Bancorp (the "Company") posted earnings of $5.18 million for the quarter ended September 30, 1998, up 21% over the same quarter last year. Third quarter earnings continue the trend of the previous twelve quarters in which net income has been higher than the same quarter of the prior year. Diluted per share earnings for the third quarter of 1998 were $0.33 compared to $0.27 earned in the third quarter of 1997. The increase in net income for the quarter compared to the same quarter of 1997 was due to increases in net interest income and fee income.

Compared to the third quarter of 1997, net interest income (the difference between interest income and interest expense) increased by $2.9 million in the third quarter of 1998, an increase of 19%. This was due primarily to growth in loans. The Company's purchase of Citizens State Bank ("CSB") in October, 1997, contributed to significant growth in loans and deposits. Interest on loans increased $3.3 million as the loan balances increased from $804 million at September 30, 1997, to $974 million a year later. $42 million of this growth in loans was due to the acquisition. Deposits increased $257 million or 20% over the last 12 months, while interest expense increased 12.7%.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.3 million over the same quarter of 1997. Trust and Investment Services fees were up $301,000, service fees for other nondeposit-related services increased by $894,000, and other service fees earned on the new deposit accounts gained with the acquisition also added to the increase over 1997.

Delinquent and nonperforming loans which totaled $7.9 million at the end of the third quarter of 1998 are approximately $680,000 lower than a year ago. Provision expense for third quarter and first nine months of 1998 was virtually the same as for the corresponding periods of 1997. The allowance for credit loss increased from $19.9 million at September 30, 1997 to $24.2 million at September 30, 1998.

Noninterest expenses increased in the third quarter of 1998 compared to the same quarter of 1997, primarily due to geographic expansion. Three offices were added in Santa Paula and Fillmore from the acquisition of CSB and three new offices were opened, two in Ventura County and one in Northern Santa Barbara County. As a result, increases occurred in salary costs, occupancy, equipment and marketing. The Company recognized approximately $7.5 million in goodwill from the CSB acquisition, which will be amortized over a period of 15 years. Amortization expense in the third quarter of 1998 related to this goodwill was approximately $125,000. In addition, during the third quarter, the Company incurred $683,000 of expense relating to its pending merger with Pacific Capital Bancorp. The 17% growth rate of noninterest expense was slightly lower than the 23% rate of growth in noninterest income (exclusive of gains and losses on securities) and the 19% rate of growth in net interest income. As a result, the operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, decreased slightly from $0.65 for the third quarter of 1997 to $0.64 for the third quarter of 1998.

In comparing the results for the third quarter of 1998 with the same quarter a year ago, the acquisition of First Valley Bank ("FVB") is not among the reasons for the increase in earnings because the results of operations for the acquired branches of FVB were included in the third quarter 1997 amounts. In comparing the results for the first nine months of 1998 with the same period of 1997, this acquisition does account for some of the asset and deposit growth and increase in net income.

As discussed in the section titled "Merger with Pacific Capital Bancorp", the Company has announced a merger with Pacific Capital Bancorp of Salinas. Pacific Capital Bancorp is the parent company of First National Bank of Central California and South Valley National Bank. Subject to approvals, the merger is expected to close in the fourth quarter of 1998.


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


FORWARD-LOOKING INFORMATION

This analysis contains forward-looking statements with respect to the financial conditions, results of operations and businesses of Santa Barbara Bancorp and, assuming consummation of the merger between the two as discussed in the section entitled "Merger with Pacific Capital Bancorp", a combined Santa Barbara Bancorp/Pacific Capital Bancorp. These include statements relating to: (a) the cost savings and accretion to reported earnings that will be realized from the merger; and (b) the restructuring charges expected to be incurred in connection with the merger. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) expected cost savings from the merger are not fully realized or realized within this expected timeframe; (2) revenues following the merger are lower than expected; (3) competitive pressure among financial services companies increases significantly; (4) costs or difficulties related to the integration of the businesses of Santa Barbara Bancorp and Pacific Capital Bancorp are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (7) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; and (8) legislation or regulatory requirements or changes adversely affect the business in which the combined company will be engaged.


TOTAL ASSETS AND EARNINGS ASSETS

The chart below shows the growth in average total assets and deposits since the fourth quarter of 1995. For the Company, changes in assets are primarily related to changes in deposit levels, so the deposit balances also have been included in the chart. Dollar amounts are in millions. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1 GROWTH IN AVERAGE ASSETS AND
DEPOSITS


$1,700
                                                                    AA
$1,650                                                   AAAA     AA
                                                        A    A   A
$1,600                                                 A      AAA
                                                      A
$1,550                                               A
                                                    A
$1,500                                             A
                                                  A                DDD
$1,450                                           A               DD
                                          AAAAAAA        DDDDDDDD
$1,400                                   A              D
                                        A              D
$1,350                                 A             DD
                                     AA             D
$1,300                              A              D
                                   A              D
$1,250                            A              D
                                AA        DDDDDDD
$1,200           AAAA          A         D
                A    AAAAA    A         D
$1,150     AAAAA          AAAA       DDD
                                        D
$1,100                             D
                                  D
$1,050                         DDD
                DDDDDDDDDDDDDDD
$1,000     DDDDD

  $950

            4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd
            '95  '96  '96  '96  '96  '97  '97  '97  '97  '98  '98  '98

                 A = Assets    D = Deposits
Continued consolidation in the financial services industry, acquisition of a leasing portfolio and of FVB and CSB, and the opening in this period of three offices in Ventura County and one new office in Northern Santa Barbara County have contributed to the longer trend growth in both deposits and assets.

The averages for the second quarter tend to be lower than the averages for the first quarter because of seasonal factors. These include increases to assets and deposits from the RAL and RT programs which primarily affect the first quarter of each year and cash outflows for tax payments which impact the second quarter. Deposits related to the RAL and RT programs, i.e. outstanding checks written to taxpayers which have not cleared, averaged $41.6 million during the first quarter of 1997 and $58.3 million during the first quarter of 1998. Average assets during the first quarter of 1997 included RAL's of $31.2 million and during the first quarter of 1998, average assets included $32.3 million in RAL's. This pattern did not hold for 1997 because $124 million in assets and $108 million in deposits were obtained in the FVB purchase at the beginning of the second quarter. Without these acquired assets and liabilities, the averages for the second and third quarters of 1997 would have been slightly less than those for the first quarter. The CSB acquisition in the fourth quarter of 1997, added $93.1 million in assets and $82.2 million in deposits.

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 95% of its assets during the first nine months of 1998. This compares with an average of 89% for all FDIC-Insured Commercial Banks. (See Note 1. Notes to this analysis are found at the end of this analysis.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these steps have resulted in about $95 million more assets earning interest during the first nine months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.


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

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the margin as interest rates change. Because the Company earns interest income on 95% of its assets and pays interest expense on approximately 81% of its liabilities, these adverse effects could be material if not managed properly. The three primary risks related to changes in interest rates are market risk, mismatch risk, and basis risk. The rest of this section briefly explains these risks and the steps the Company takes to manage them. Interested readers are referred to Management's Discussion and Analysis of Financial Condition and the Results of Operations in the Company's Annual Report on Form 10-K for 1997 ("10-K MD&A") for a more complete discussion.

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

Many of the categories of assets and liabilities on the balance sheet do not have specific maturities or contractual resetting of their interest rates. For the purposes of this table, the Company assigns these pools of funds to a likely repricing period. However, the assumptions underlying the assignment of the various classes of non-term assets and liabilities are somewhat arbitrary in that the timing of the repricing is often a function of competitive influences and the frequency of changes in external market rates. For example, if other financial institutions are increasing the rates offered depositors, the Company may have no choice but to reprice sooner than it assumed in order to maintain market share.

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of September 30, 1998, the gap for this first period is a positive 4.40%. At the end of the fourth quarter of 1997, the gap was a negative 0.20% of assets.

For the next period, after three months but within six months, there is a positive excess of assets over liabilities of 1.11%.

In the third period, after six months but within one year, liabilities exceed assets by 24.90% of total assets, reflecting the current customer preference for short-term deposits. The cumulative gap within one year is a negative 19.40% of assets. Management is planning actions to be taken should this cumulative gap increase.

The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.


Table 1--INTEREST RATE SENSITIVITY
                                                 After three  After six  After one             Non-interest
As of September 30, 1998                 Within    months      months    year but               bearing or
(in thousands)                           three   but within   but within  within    After five non-repricing
                                         months     six        one year    five       years       items          Total
                                       ----------------------------------------------------------------------  ---------

Assets:
Loans                                  $ 369,957  $ 94,886   $  84,535   $ 356,030  $  59,124   $ (14,378)     $  950,154
Cash and due from banks                       --        --          --         --          --      46,191          46,191
Money market investments                 127,000        --          --         --          --          --         127,000
Securities                               124,712    39,173      39,637     252,137     60,696      13,563         529,918
Other assets                                  --        --          --         --          --      60,562          60,562
                                       ----------------------------------------------------------------------  ----------
Total assets                             621,669   134,059     124,172     608,167    119,820     105,938      $1,713,825
                                       ----------------------------------------------------------------------  ==========

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased              22,700        --          --          --         --          --          22,700
  Other borrowings                         3,500     2,500       5,000      20,500         --          --          31,500
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                 351,302        --     422,855          --         --          --         774,157
  Time deposits                          168,776   112,585     114,986      65,462      2,179          --         463,988
Demand deposits                               --        --          --          --         --     275,422         275,422
Other liabilities                             --        --       8,137          --         --       4,727          12,864
Shareholders' equity                          --        --          --          --         --     133,194         133,194
                                       ----------------------------------------------------------------------  ----------
Total liabilities and
  shareholders' equity                   546,278   115,085     550,978      85,962      2,179     413,343      $1,713,825
                                       ----------------------------------------------------------------------  ==========
Interest rate-
  sensitivity gap                      $  75,391  $ 18,974   $(426,806)  $ 522,205  $ 117,641  $ (307,405)
                                       ======================================================================
Gap as a percentage of
  total assets                             4.40%     1.11%     (24.90%)     30.47%      6.86%     (17.94%)
Cumulative interest
  rate-sensitivity gap                 $  75,391  $ 94,365   $(332,441)  $ 189,764  $ 307,405
Cumulative gap as a
  percentage of total assets               4.40%     5.51%     (19.40%)     11.07%     17.94%

Note: Net deferred loan fees, overdrafts, and the allowance for loan losses are included in the above table as noninterest bearing or non-repricing items. Money market investments include Federal funds sold and securities purchased under agreements to resell.

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

The most recent modeling using other hypothetical scenarios also confirms that the Company's interest rate risk profile is balanced, and that the results are within normal expectations.

A standard practice in the industry is to compute the impacts of interest rate "shocks" applied to the Company's asset and liability balances. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from the rate changes. The results reported below for the Company's December 31, 1997, and September 30, 1998 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:


                                        Shocked by -2%    Shocked by +2%
                                        --------------    --------------

As of  December 31, 1997
Net interest income                         +1.42%             (1.04%)
Net economic value                         +14.29%            (14.08%)

As of  September 30, 1998
Net interest income                         +2.42%             +2.06%
Net economic value                         +19.56%            (21.11%)

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

The changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates are not exactly symmetrical in that the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value. This occurs because various contractual limits and non-contractual factors come into play. An example of the former is the "interest rates cap" on loans, which may limit the amount that rates may increase. An example of the latter is the assumption on how low rates could be lowered on administered rate accounts. The degree of symmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix. For instance, the assumed floors on deposit rates are more likely to come into play in a 2% decrease if the base rate is lower. The caps on loan rates which generally are present only in consumer loans would have more of an impact on the overall result to the extent that consumer variable rate loans are a larger proportion of the portfolio than in a previous period.

The Company's exposure to interest rate risk as of December 31, 1997, is discussed in more detail in the 10-K MD&A. There have been no material changes to this exposure during the first nine months of 1998.


DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there are slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this analysis titled "Capital Resources and Company Stock". The orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last seven quarters (dollars in millions). As shown both in Chart 1 and in Table 2, average deposits for the third quarter of 1998 have increased $236.9 million or 19.2% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES

1997:                              1st Quarter     2nd Quarter       3rd Quarter     4th Quarter
                                  -------------   -------------     -------------   -------------
NOW accounts                      $  141.0 1.10%  $  161.7 1.13%    $  161.5 1.15%  $  178.4 1.16%
Money market deposit accounts        436.3 3.80      424.1 3.79        404.9 3.71      417.0 3.75
Savings accounts                      90.4 2.30      111.4 2.18        105.6 2.34      126.1 2.22
Time certificates of deposit for
    less than $100,000 and IRA's     185.3 5.40      225.9 5.74        239.9 5.67      268.2 5.52
Time certificates of deposit for
    $100,000 or more                  85.5 5.19      112.1 5.24        124.0 5.75      145.1 5.44
                                  --------        --------          --------        --------
Interest-bearing deposits            938.5 3.71%   1,035.2 4.17%     1,035.9 4.21%   1,134.8 3.81%
Demand deposits                      199.9           191.5             198.9           225.7
                                  --------        --------          --------        --------
  Total deposits                  $1,138.4        $1,226.7          $1,234.8        $1,360.5
                                  ========        ========          ========        ========

1998:
NOW accounts                      $  179.7 1.18%  $  179.3 1.15%    $  182.6 1.16%
Money market deposit accounts        417.5 3.74      430.4 3.74        444.3 3.72
Savings accounts                     126.7 2.31      126.6 2.30        133.6 2.35
Time certificates of deposit for
    less than $100,000 and IRA's     269.6 5.53      269.9 5.42        272.8 5.36
Time certificates of deposit for
    $100,000 or more                 146.8 5.38      145.4 5.27        169.5 5.25
                                  --------        --------          --------
Interest bearing deposits          1,140.3 3.81%   1,151.6 3.77%     1,202.8 3.77%
Demand deposits                      293.7           261.5             268.9
                                  --------        --------          --------
  Total deposits                  $1,434.0        $1,413.1          $1,471.7
                                  ========        ========          ========

Table 2 shows that the rates paid on NOW, MMDA, and savings accounts have remained quite stable over the last four quarters while the rates on time certificate accounts have declined. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not change interest rates on NOW, MMDA, and savings accounts with each small increase or decrease in short-term rates. Generally, this trailing characteristic is stronger with time deposits than with deposit types that have administered rates like NOW, MMDA, and saving accounts. Administered rate deposit accounts are those products which the institution reprices at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index such as Certificates of deposit. With these accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those which mature and are replaced during the quarter will bear the new rate. However, because interest rates on the administered rate accounts have been low for several years, the Company along with other financial institutions has been reluctant to decrease rates further.

The average balances for noninterest-bearing demand deposits during the second quarter of 1997 and 1998 were impacted by outstanding checks from the RAL and RT programs discussed below in "Refund Loan and Transfer Programs." Approximately $41.6 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1997 and $58.3 million in the first quarter of 1998 relate to these programs. There was relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, loan demand has not been so great as to create a need for funds such that the Company would encourage, large deposits through premium rates. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, such as Federal funds. Since Federal funds sold earned between 5.30% and 5.80% during 1997 and the first nine months of 1998, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small, if not negative. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's because their terms tend to be relatively longer than other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.


LOANS AND RELATED INTEREST INCOME

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields (Note 2) over the last eight quarters (dollars in millions),


Table 3--LOAN BALANCES AND YIELDS
                               EOP         Average         Interest   Average
Quarter Ended              Outstanding   Outstanding       and Fees    Yield
-----------------------   -------------  -------------   ------------ ---------

December          1996      $ 684.2        $ 634.4         $ 14.9        9.35%
March             1997        719.9          723.0           22.9       12.75
June              1997        788.8          789.0           18.3        9.21
September         1997        803.9          790.7           18.3        9.26
December          1997        881.5          858.8           19.8        9.18
March             1998        919.9          926.8           26.6       11.57
June              1998        938.3          925.5           22.1        9.55
September         1998        974.4          953.1           21.7        9.07


The end-of-period loan balance as of September 30, 1998, has increased by $92.9 million compared to December 31, 1997, and by $170.5 million compared to September 30, 1997. Residential real estate loans have increased as a result of increased purchase activity in the Company's market areas and due to refinancing activity prompted by the favorable interest rate environment. Most of the residential real estate loans are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. Effective June 1, 1998, the Company began retaining a portfolio of long term, fixed-rate 1-4 family residential loans. These totaled $67.7 million at September 30, 1998. Previously, the Company had sold almost all of its long term, fixed-rate residential loans. Commercial loans have increased largely due to growth in loans to agricultural borrowers. The consumer loan portfolio has increased primarily because an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company. The Company also acquired a $7.0 million mobile home portfolio early in 1998.

Portions of the increases in the balance for the quarters ended June 1997 and December 1997 compared to prior quarters relate to the acquisition of FVB and CSB, respectively.

The average balance and yield for the first quarters of 1998 and 1997 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. More information on this program may be found in the section titled "Refund Anticipation Loan and Transfer Program" below and in the 10-K MD&A. Average yields for the first quarter of 1998 and 1997 without the effect of RAL loans were 9.09% and 9.10%, respectively.

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


(in thousands)                       September 30,  December 31,
                                        1998           1997
                                        ----           ----


Standby letters of credit            $ 24,493        $ 20,716
Loan commitments                       22,216          43,356
Undisbursed loans                      56,331          59,069
Unused consumer credit lines           68,133          59,073
Unused other credit lines             140,476         130,347

The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. With the exception of the undisbursed loans, the Company does not anticipate that a majority of the above commitments will be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established maximum loan amount to collateral value ratios for commercial real estate loans ranging from 50% to 75% depending on the type of project. Maximum loan-to-value ratios for residential real estate loans range from 65% to 90%. There are no specific maximum loan-to-value ratios for other commercial, industrial or agricultural loans not secured by real estate. The adequacy of the collateral is established based on the individual borrower and purpose of the loan. Consumer loans may have maximum loan-to-collateral ratios based on the loan amount, the nature of the collateral, and other factors.

The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.


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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the third quarter of 1998, and at the end of the previous four quarters (in thousands). Also shown for both the Company and its peers (Note 3) are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. RAL's and the portion of the allowance for credit losses that specifically relates to RAL's are excluded from the Company's figures and ratios for the table for comparability. Only two other banks operate national RAL and RT programs.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). Total nonperforming assets have decreased by $729,000 at September 30, 1998, compared to September 30 1997, and as a percentage of total loans, noncurrent loans decreased from 1.07% at September 30, 1997 to 0.82% at September 30, 1998.

Table 4--ASSET QUALITY

                              September 3   June 30,   March 31,  December 31, September 30,
                                1998         1998        1998        1997           1997
                              -----------  ---------   ---------  -----------  -------------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more             $    141     $    748    $    533    $     812    $     480
Nonaccrual loans                 7,803        8,500      11,437        9,095        8,143
                              --------     --------    --------    ---------    ---------
Total noncurrent loans           7,944        9,248      11,970        9,907        8,623
Foreclosed real estate              58          200         200           --          108
                              --------     --------    --------    ---------    ---------
Total nonper-
  forming assets              $  8,002     $  9,448    $ 12,170    $   9,907    $   8,731
                              ========     ========    ========    =========    =========

Allowance for credit loss     $ 24,043     $ 23,322    $ 22,067    $  20,823    $  19,924
                              ========     ========   =========    =========    =========

COMPANY RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans          2.47%         2.49%       2.43%       2.36%        2.48%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans      303%          252%        184%        210%         231%
Ratio of noncurrent
  loans to total loans           0.82%         0.99%       1.32%       1.12%        1.07%
Ratio of nonperforming
  assets to total assets         0.47%         0.58%       0.74%       0.64%        0.61%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans            n/a         2.14%       2.16%       2.11%        2.19%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans       n/a          209%        204%        199%         195%
Ratio of noncurrent
  loans to total loans             n/a         1.03%       1.06%       1.06%        1.12%
Ratio of nonperforming
  assets to total assets           n/a         0.73%       0.76%       0.77%        0.82%


The September 30, 1998, balance of noncurrent loans does not equate directly with future charge-offs, because most of these loans are secured by collateral. Nonetheless, Management believes it is probable that some portion will have to be charged off and that other loans will become delinquent.

The allowance for credit losses other than RAL's has increased to $24.0 million at September 30, 1998, from $19.9 million at September 30, 1997. This has resulted in a coverage ratio of allowance to noncurrent loans of 303%. This is more than the 209% ratio of its peers as of June 30, 1998. The Federal Reserve Board and other Regulatory bodies have been publicly warning financial institutions that the current economic environment is probably close to the high point of the credit cycle. They have suggested that lenders can expect that credit quality will again became an issue as borrowers who now appear able to repay their loans may become delinquent when the economy is not so healthy. Giving consideration to these comments and based on its review of the loan portfolio, Management considers the current amount of the allowance adequate.

Management identifies and monitors other loans which are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for September 30, 1998 (amounts in thousands).

Table 5--NONCURRENT AND POTENTIAL PROBLEM LOANS

                                Potential Problem
                                     Noncurrent        Loans Other Than
                                        Loans             Noncurrent
                                     ----------        -----------------

Loans secured by real estate:
    Construction and
         land development             $    --             $    --
    Agricultural                          106               5,357
    Home equity lines                     448                  --
          1-4 family mortgage           1,981                 664
    Multifamily                            --                 448
Nonresidential, nonfarm                 4,092               4,627
Commercial and industrial                 542              19,545
Leases                                     77                  --
Other consumer loans                      679                 381
Other Loans                                19                  --
                                      -------             -------
                      Total           $7,944              $31,022
                                      =======            ========

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 1998 (amounts in thousands).

      Doubtful                $   654
      Substandard             $ 3,299
      Special Mention         $   329

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


SECURITIES AND RELATED INTEREST INCOME

The Company has created three separate portfolios of securities for internal management purposes. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes practically all of the tax-exempt municipal securities and some of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury and government-sponsored Agency securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury and government-sponsored Agency securities, collateralized mortgage obligations, asset-backed securities, and a few municipal securities. The Company specifies whether the security will be held to maturity--and therefore placed in the Earnings Portfolio--or available for sale at the time of purchase. Securities may be transferred between the Liquidity and Discretionary Portfolios at the Company's option. The reasons for these portfolios are explained in the 10-K MD&A.

Table 6 presents the combined securities portfolios, showing the average outstanding balances (dollars in millions) and the yields for the last seven quarters. The yield on tax-exempt state and municipal securities has been computed on a taxable equivalent basis. A computation using this basis increases income shown in the table for these securities over the amount accrued and reported in the accompanying financial statements. The tax-exempt income is increased to that amount which, were it fully taxable, would yield the same income after tax as the amount that is reported in the financial statements. The computation assumes a combined Federal and State tax rate of approximately 42%.


Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD

  1997                          1st Quarter     2nd Quarter      3rd Quarter       4th Quarter
                              --------------- ---------------- ---------------- ------------------

   U.S. Treasury              $ 240.0   5.95% $  201.5   5.95%   $  196.7   5.93%   $ 232.3   5.92%
   U.S. Agency                   48.2   6.36      36.0   5.53        33.4   5.87       44.6   5.83
   Asset-backed securities        0.6   5.54       4.0   5.83         4.0   5.60        4.0   5.90
   Collateralized
    Mortgage Obligations         32.4   6.11      56.4   6.18        64.4   6.37       67.3   6.31
   Tax-Exempt securities         86.3  12.28     101.0  11.77       108.2  11.67      117.5  11.15
   Equity securities              6.2   5.94       7.2   5.70         7.4   5.76        7.7   7.43
                              -------         --------           --------
     Total                    $ 413.7   7.51% $  406.1   7.39%   $  414.1   7.47%   $ 473.4   7.29%
                              =======         ========           ========           =======


 1998

   U.S. Treasury              $ 222.9   5.85% $  200.6   5.89%   $  168.4   5.89%
   U.S. Agency                   57.5   5.87      74.0   5.82       116.2   5.76
   Asset-backed securities        6.3   4.66      14.5   6.13        14.3   6.02
   Collateralized
    Mortgage Obligations         85.5   6.23      84.2   6.18        80.1   6.20
   Tax-Exempt securities        118.0  11.25     127.7  10.72       129.2  10.98
   Equity securities              8.1   5.37       8.2   5.41         8.3   5.59
                              -------         --------           --------
     Total                    $ 498.3   7.20% $  509.2   7.14%   $  516.5   7.19%
                              =======         ========           ========

The average balances of securities increased during the last two quarters as the Company directed funds away from bankers' acceptances for the reason explained in the section below titled "Bankers' Acceptances."


UNREALIZED GAINS AND LOSSES

As explained in "Interest Rate Sensitivity" above, fixed rate securities are subject to market risk from changes in interest rates. The relatively large unrealized gains in the second table in Note 4 to the financial statements for the municipal securities indicate the significant reduction in interest rates that has occurred since most of these securities were purchased in 1985 and 1986. The unrealized gain is therefore a measure of how much more the Company will earn on these securities until their maturity than it would on comparable securities purchased at current market rates.


HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into an interest rate "Cap Corridor" contract in January 1997 at a cost of approximately $90,000 to protect against the possibility of rapidly rising rates. While Management was not predicting that interest rates would rise, the asset/liability modeling indicated at the time that net interest income at risk from a significant rise would be more than desired. The notional amount of the contract was $50 million and the hedge covered a fifteen month period that began July 1, 1997 and ended October 1, 1998. The contract would have paid the Company the rate by which the 3-month Libor index rate exceeded 7.0% up to a maximum of 1.5%. Subsequently, interest rates declined and the Company simply amortized the $90,000 cost over the fifteen months.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2000 or earlier should the Company so choose. The Company expects to implement this reporting on January 1, 2000. This statement is not expected to have a material impact on the operating results or the financial position of the Company.


FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repo agreements"). These agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the excess of funds supplied by depositors over funds lent to borrowers, and relative yields of alternative investment vehicles.

Though they are not securities, the large amount of Federal funds sold and reverse repo agreements dictate that the Company include them in its liquidity planning, discussed below in the section entitled "Liquidity", as if they were components of the Liquidity Portfolio, discussed above in "Securities and Related Interest Income."

Table 7 illustrates the average balance of funds sold and repurchase agreements of the Company and the average yields over the last eight quarters (dollars in millions).


Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER
         AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                   Average          Average
     Quarter Ended               Outstanding         Yield
     -------------            ------------------   ---------

     December     1996              $58.3             5.34%
     March        1997               94.6             5.30
     June         1997               92.2             5.64
     September    1997               67.0             5.61
     December     1997               81.0             5.75
     March        1998               83.7             5.75
     June         1998               72.4             5.75
     September    1998              108.8             5.80


The average balance sold into the market in the first quarters of 1998 and 1997 reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time. In addition, in the first quarter of 1997, liquidity was increased in anticipation of the financing requirements relating to the purchase of FVB.

The yield curve on Treasury securities became inverted during the third quarter of 1998, with shorter maturity securities offering higher yields than the longer maturity securities. The overnight Federal funds and overnight reverse repo rates were also higher than yields available from one to five year Treasury securities. Together, these factors meant that the Company was not being paid for extending maturities, and accordingly the Company increased its position in overnight funds sold at the higher short-term yields. The Company is continuing to evaluate its overnight funds position and is also mindful that its overnight funds position will need to be at a higher level than in past years as it approaches the 1999 RAL/RT season in mid-January.


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


     Table 8--AVERAGE BALANCE OF BANKERS' ACCEPTANCES AND YIELDS

                                   Average            Average
     Quarter Ended               Outstanding           Yield
     -------------            ------------------     ---------

     December  1996               $55.3                 5.63%
     March     1997                69.3                 5.57
     June      1997                76.3                 5.69
     September 1997                82.0                 5.83
     December  1997                60.8                 5.85
     March     1998                47.0                 5.94
     June      1998                14.3                 6.09
     September 1998                 1.5                 6.23


All of the acceptances held by the Company in these periods were issued by Japanese banks having prime short-term credit quality ratings. However, because of uncertainty regarding the Japanese economy and lowered credit ratings for these banks, the Company has not replaced maturing acceptances during the last nine months and the balance therefore declined. All acceptances were paid according to their terms. At September 30, 1998, the Company held no bankers' acceptances.


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

Table 9 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last eight quarters.


Table 9--OTHER BORROWINGS

                              Average          Average         Percentage of
     Quarter Ended          Outstanding         Rate        Average Total Assets
     -------------       ------------------   --------     --------------------

     December  1996           $ 34.3             4.68%            2.8%
     March     1997             43.3             4.50             3.2
     June      1997             36.2             4.73             2.5
     September 1997             24.1             4.97             1.7
     December  1997             27.6             4.98             1.8
     March     1998             24.9             4.99             1.5
     June      1998             18.1             4.12             1.1
     September 1998             20.4             4.97             1.2


Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The Bank borrowed $38 million in December 1996 for the acquisition of leasing assets and $10 million in September 1997 for interest rate management. The advances are structured to amortize at $2.5 million per quarter declining to $1.0 million per quarter through the fourth quarter of 2001.

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last eight quarters.


Table 10--LONG-TERM DEBT

                          Average         Average          Percentage of
     Quarter Ended      Outstanding         Rate       Average Total Assets
     -------------    ---------------  -------------   --------------------

     December  1996      $  6.6            6.13%             0.5%
     March     1997        37.6            6.13              2.8
     June      1997        37.2            6.12              2.6
     September 1997        42.6            6.20              3.0
     December  1997        40.1            6.21              2.6
     March     1998        37.6            6.19              2.3
     June      1998        35.1            6.22              2.2
     September 1998        32.6            6.25              2.0



OTHER OPERATING INCOME

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last eight quarters (in thousands).


Table 11--TRUST INCOME

            Quarter Ended               Trust Income
            ----------------         -------------------

            December    1996              $2,144
            March       1997               2,480
            June        1997               2,377
            September   1997               2,599
            December    1997               2,522
            March       1998               2,865
            June        1998               2,816
            September   1998               2,900


There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $277,000 of the fees earned in the first quarter of 1997 and $291,000 of the fees earned in the first quarter of 1998. Variation is also caused by the recognition of probate fees when the work is completed rather than accrued as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court. After adjustment for these seasonal and non-recurring items and increasing price levels in the stock market (until the third quarter of 1998), trust income has been increasing because of growth in the total number of accounts and dollar balances under management resulting from substantially enhanced marketing efforts.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of all noninterest operating income other than trust fees and securities gains or losses are shown in Table 12 for the last eight quarters (in thousands).


Table 12--OTHER INCOME

                                           Other Service
                        Service Charges      Charges,
                           on Deposit       Commissions         Other
     Quarter Ended          Accounts          & Fees            Income
     -----------------  ---------------     ------------       --------

     December  1996           $1,200          $1,284             $211
     March     1997            1,195           3,454              177
     June      1997            1,373           2,185              161
     September 1997            1,361           1,601              240
     December  1997            1,543           2,011              333
     March     1998            1,521           6,150              161
     June      1998            1,568           2,694              211
     September 1998            1,571           2,495              157


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

Table 13--STAFF EXPENSE
                               Salary and           Profit Sharing and
     Quarter Ended         Other Compensation   Other Employee Benefits
     ---------------       ------------------   -----------------------
     December   1996             $5,614               $1,329
     March      1997              5,798                2,097
     June       1997              5,987                1,683
     September  1997              6,431                1,602
     December   1997              7,000                1,229
     March      1998              7,933                1,582
     June       1998              7,378                1,800
     September  1998              7,086                1,583



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

Employee bonuses are paid after the end of each year from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses during the year for which they are earned rather than in the subsequent year when they are actually paid. The accrual is based on projected net income for the year. During the latter quarters of 1997, Management revised the accrual amounts as it became apparent that net income would significantly exceed the projected amount upon which bonus accrual was originally set. Approximately one-third of the net income for 1997 was earned in the first quarter. Assuming that a similar pattern of earnings may occur in 1998, Management accrued a larger amount for bonus expense in the first quarter than in the second and third quarters.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula which is based on pre-tax income, limited by the amount that is deductible for income taxes. In the years prior to 1997, the deductible amount was greater than the amount computed by the formula. Assuming that the same would be the case in 1997, the Company accrued contribution expense relative to pre-tax income. This accounts for most of the large amount of expense in the first quarter of 1997. As the year progressed, the pre-tax formula generated an amount that would exceed the deductible amount and contribution expense was reduced in the fourth quarter. For 1998, it is expected that the Company's contribution will again be limited by the amount that can be deducted in its tax return. The contribution expense has varied from quarter to quarter in 1998 as the Company adjusted its estimation of the contribution for all of 1998.


OTHER OPERATING EXPENSES

The following table shows other operating expenses over the last eight quarters (in thousands)

Table 14--OTHER OPERATING EXPENSE
                              Occupancy Expense   Furniture &      Other
       Quarter Ended             Bank Premises     Equipment      Expense
       -----------------      -----------------   -----------     -------
       December     1996           $1,162          $  654         $3,904
       March        1997            1,137             646          4,474
       June         1997            1,265             872          4,043
       September    1997            1,409             938          4,624
       December     1997            1,430           1,170          6,357
       March        1998            1,436             968          5,270
       June         1998            1,467           1,043          5,307
       September    1998            1,613           1,190          6,048


The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Like occupancy expense, this category has been impacted by the opening of the new offices and by the acquisition of new branches with the FVB purchase in the second quarter of 1997 and the CSB purchase in the fourth quarter of 1997.

Table 15 shows a detailed comparison for the major expense items in other expense for the nine-month and three-month periods ended September 30, 1998 and 1997 (amounts in thousands).

[Table 15--OTHER EXPENSE
                                      Nine-Month Periods       Three-Month Periods
                                      Ended September 30,      Ended September 30,
                                     ---------------------     -------------------
                                        1998       1997          1998       1997
                                     ---------   ---------     --------   --------
Professional services                   1,994       1,498        1,123        723
RAL processing and incentive fees         300         528           --        (78)
Supplies and sundries                     713         641          255        236
Postage and freight                       705         586          213        172
Marketing                               1,736       1,307          789        509
Bankcard processing                     2,145       1,532          780        565
Credit bureau                             391         335           56         42
Telephone and wire expense              1,161         861          400        318
Charities and contributions               316         288          107         95
Software expense                        1,456       1,035          525        344
Operating losses                          254         219           74        116
Armored car services                      344         238          117         76
Printing                                  340         419          109        103
Amortization of goodwill                  889         410          296        212
Other                                   3,881       3,236        1,204      1,191
                                           --          --           --         --
                                     ---------   ---------     --------  ---------
  Total                              $ 16,625    $ 13,133      $ 6,048   $  4,624
                                     =========   =========     ========  =========


The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions and from price increases charged by processors.

RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. The decline in these fees for the nine months ended September 30, 1998 compared to the same period of 1997 reflects the higher loss ratio (prior to recoveries) for the program this year as discussed in the Quarterly Report on Form 10-Q for the second quarter of 1998.

The increase in software expense represents costs incurred to upgrade existing software and purchase new software to meet the technological needs of the Bank. The investment in technology keeps the Bank competitive with services our customers demand.

Non-recurring costs of $684,000 associated with the merger with Pacific Capital Bancorp are included in other expenses. Approximately one-third of these expenses were acquisition costs and two-thirds were costs incurred for implementing system changes needed to merge the back office operations.

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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At the end of September 1998, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the Federal Home Loan Bank of San Francisco, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of September 1998, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of September 1998, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the third quarter of 1998 and 1997 (dollars in thousands).

Table 16--CAPITAL RATIOS
                                                  3rd Quarter  3rd Quarter
                                                     1998          1997       Change
                                                 ------------  ------------ ----------
Amounts:
   Net Income                                    $    5,186    $    4,279   $     907
   Average Total Assets                           1,669,306     1,422,446     246,860
   Average Equity                                   131,082       116,012      15,070
Ratios:
   Equity Capital to Total Assets (period end)        7.77%         7.93%      (0.16%)
   Annualized Return on Average Assets                1.24%         1.20%       0.04%
   Annualized Return on Average Equity               15.83%        14.75%       1.07%


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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of September 30, 1998, the Company's risk-based capital ratio was 11.00%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to average assets ratio of at least 4% to 5%. As of September 30, 1998, Tier I capital was 6.90% of average tangible assets.

The Company has attempted to repurchase shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. During the first six months of 1998, approximately 91,000 shares were repurchased compared with the issuance of approximately 221,000 shares in connection with the exercise of stock options. No shares were repurchased during the third quarter. In 1997, the Company had repurchased approximately 135,000 shares to offset the effect of the issuance of approximately 68,000 shares in connection with the exercise of stock options.

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

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1997 and for the first three quarters of 1998, it also approved other dividends from the Bank to Bancorp to fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. The Bank will continue to need to request approval for dividends until earnings for the preceding three years exceed dividends paid to Bancorp in the same three years. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of the Bank.

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

The current quarterly dividend rate is $0.18 per share. When annualized, this represents a payout ratio of approximately 47% of earnings per share for the trailing 12 months.


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

There is a higher credit risk associated with RAL's than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers generally conduct no business with the Company other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

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

While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The RAL and RT programs had significant impacts on the Company's activities and results of operations during the first quarters of 1997 and 1998 and to a lesser extent on the second quarters of 1997 and 1998. A more extended description of these programs may be found in the 10-K MD&A and the Company's Quarterly Report on Form 10-Q for the second quarter of 1998. In the third quarter of 1998, the RAL program was dormant except for receiving recoveries of loans previously charged-off and for expenses incurred in preparation for the next year.


YEAR 2000

State of readiness - Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Year 2000 systems modifications will be in place by December 1998 for all critical systems. As most of the critical software is purchased from vendors which have either already begun to make the necessary changes or will be doing so over the next year, the Company is concentrating its efforts on implemention and initial testing of "Year 2000 Compliant" systems in 1998. Based on information provided by the vendor of the Company's core processing applications, all modifications to its systems should be complete by the end of the first quarter of 1999. Full system validation and certification will be performed in 1999.

Costs - The Company originally estimated that it would spend approximately $1.7 million each in 1998 and 1999 to address the Year 2000 issue. In the process of identifying the Company's critical systems and determining the extent to which they must be modified or replaced, Management has found that there are fewer systems which will need to be replaced or extensively modified than originally thought and now estimates that the costs to ensure that critical systems will function as intended is more likely to be approximately $700,000 per year. However, the impact to operating results for 1998 and 1999 will be less than this because some of these costs related to the reassigment of internal staff from other projects and to the purchase of equipment and software, the costs of which will be amortized over a number of years. Management does not anticipate a material adverse impact to the Company's results of operations or financial position.

Risks - The primary risk of failure to adequately address the Year 2000 problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk if its customers, funds providers, or correspondent financial institutions and brokerage firms are unable to adequately address the Year 2000 dates in their own data processing systems.
The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to ensure that these third parties are addressing the issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Year 2000 problem is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that the Company will be unable to borrow funds in the event of a shortage of liquidity. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle security transactions.

Contingency Plans - Should the Company's vendor for its core processing applications fail to provide the modifications necessary to correctly recognize Year 2000 dates, as a contingency plan for core operations, the Company would out source its mainframe computer applications. For non-core operations, the Company will rely on manual processing until modifications or replacement systems are in place.


MERGER WITH PACIFIC CAPITAL BANCORP

In July 1998, the Company entered into a Definitive Agreement calling for a merger of equals with Pacific Capital Bancorp, the holding company for First National Bank of Central California and South Valley National Bank. The Agreement provides for existing Pacific Capital Bancorp shareholders to receive
1.935 shares of Santa Barbara Bancorp common stock for each of their outstanding shares of common stock. The merger transaction is being accounted for as a pooling of interests. As of the date of the Agreement, based on the closing price per share of Company stock as of the end of the third quarter, the value of the merger would be estimated to be $228.8 million. However, the final value will be based on the price per share at the time the transaction closes, which may result in a value more or less than that stated above. Subject to shareholder and regulatory approvals, the merger is expected to close in the fourth quarter of 1998. One-time charges to be taken at the time of closing are estimated to be $6.5 to $7.5 million after tax. Administrative and operational support units will be based out of Santa Barbara, creating the merger savings that will make the transaction accretive to earnings per share in the first full operating year for the combined company.

At September 30, 1998, Pacific Capital Bancorp reported quarter and year-to-date net income of $3.3 million and $8.9 million respectively, with total assets of $853 million, total deposits of $757 million, total loans of $467 million, and total shareholders' equity of $84 million. First National Bank of Central California maintains offices in Monterey, Salinas, Carmel Rancho, Watsonville, and Soledad. South Valley National Bank maintains offices in Gilroy, Morgan Hill, Hollister, and San Juan Bautista.

------------------------------------------------------------------------------

Note 1 - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1998. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note 2 - As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $9.4 million as of September 30, 1998. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield, assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1998 would be $21.7 million and the average yield would be 9.06%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

Note 3 - Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Second Quarter, 1998 for banks with total assets from $1-10 billion.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit Index:

      Exhibit Number          Item Description



        27.0998         Financial Data Schedule for September 30, 1998
        27.0997         Restated Financial Data Schedule for September 30, 1997

                        The restatement of the Financial Data Schedule gives effect to the two-for-one (2:1) split of outstanding shares of Common Stock payable on April 16, 1998 and to the adoption of Statement of Financial Accounting Standards No. 128, which changed the computation of earnings per share.

         (b) There were no Forms 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          SANTA BARBARA BANCORP

DATE:   November 13, 1998
                                          -----------------------------
                                          William S. Thomas, Jr.
                                          Vice Chairman
                                          Chief Operating Officer



DATE:   November 13, 1998
                                          -----------------------------
                                          Donald Lafler
                                          Senior Vice President
                                          Chief Financial Officer