Form 10-K
period 1998-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 1999-04-14
CIK 357264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               December 31, 1998
       Commission file number                      0-11113

                             PACIFIC CAPITAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

                   California                      95-3673456
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)

           200 E. Carrillo Street, Suite 300
               Santa Barbara, California              93101
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, based on the sales prices reported to the registrant on that date of $22.875 per share:

Common Stock - $506,879,485*

*Based on reported beneficial ownership by all directors and executive officers and the registrant's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of March 12, 1999, there were 24,212,782 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on May 18, 1999 are incorporated by reference into Parts I, II, and III.

INDEX                                                                  Page
                                                            (in printed version)
PART I
   Item 1.        Business
      (a)         General Development of the Business                    3
      (b)         Financial Information about Industry Segments          3
      (c)         Narrative Description of Business                      3
      (d)         Financial Information about Foreign and Domestic
                  Operations and Export Sales                            3
   Item 2.        Properties                                             4
   Item 3.        Legal Proceedings                                      4
   Item 4.        Submission of Matters to a Vote of Security Holders    4

PART II
   Item 5.        Market for the Registrant's Common Stock and
                  Related Stockholder Matters
      (a)         Market Information                                     5
      (b)         Holders                                                5
      (c)         Dividends                                              5
   Item 6.        Selected Financial Data                                6
   Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6
   Item 8.        Financial Statements and Supplementary Data           41
   Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                  81
PART III
   Item 10.       Directors and Executive Officers of the Registrant    82
   Item 11.       Executive Compensation                                82
   Item 12.       Security Ownership of Certain Beneficial Owners
                  and Management                                        82
   Item 13.       Certain Relationships and Related Transactions        82

PART IV
   Item 14.       Exhibits, Financial Statements and Reports on
                  Form 8-K                                              83

Signatures                                                              84

EXHIBIT INDEX                                                           85

PART I

Item 1.     Business

(a)   General Development of the Business

Operations commenced as Santa Barbara National Bank with one office and 18 employees in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust ("SBB&T"). Santa Barbara Bancorp ("SBB") was formed in 1982. In 1998, SBB merged with Pacific Capital Bancorp ("PCB"). SBB was the surviving company, but took the name Pacific Capital Bancorp. Unless otherwise stated, "Company" refers to this consolidated entity and to its subsidiary banks when the context indicates. "Bancorp" refers to the parent company only.

SBB&T has grown to 27 banking offices with loan, trust and escrow offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. In 1995, three banking offices were opened in western Ventura County, a fourth office was added in 1996, and a fifth in 1997. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. First National Bank of Central California ("FNB"), a subsidiary of PCB, has 10 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito Counties. The offices in the latter two counties use the name South Valley National Bank, which was also a subsidiary of PCB until it merged with FNB shortly before its merger with SBB.

A third subsidiary, Sanbarco Mortgage Corporation ("Sanbarco"), was formed in 1988. This subsidiary, which is now primarily involved in mortgage brokering services and the servicing of brokered loans, was formerly known as SBBT Service Corporation.

There is a fourth subsidiary, Pacific Capital Services Corporation, which is inactive.

(b)   Financial Information about Industry Segments

Information about industry segments is provided in Note 20 to the consolidated financial statements.

(c)   Narrative Description of Business

Bancorp is a bank holding company, which as described above, has two bank subsidiaries and two non-bank subsidiaries, one of which is inactive. The Bancorp on its own has a few operations, but these are very insignificant in comparison to those of its subsidiary banks.

The banks offer a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. The banks offer other services like electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services like lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. The banks also offer trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, employee benefit trusts, and profit sharing plans. Investment management and advisory services are also provided.

Competition For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the statewide savings and loan associations, and other local community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms.

Employees The Company's current workforce is approximately 1,000 full time equivalent employees. Additional employees would be added if new opportunities for geographic expansion should occur.

 (d)  Financial Information about Foreign and Domestic Operations and
      Export Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, foreign currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

Item 2.     Properties

The Company maintained its executive and administrative offices at leased premises at 1021 Anacapa Street, Santa Barbara, California until February 20, 1999 when a fire destroyed the building. Temporarily, the headquarters are located at 200 E. Carrillo St., Suite 300, Santa Barbara. There were few customer activities conducted at the headquarters building and they were all re-established and functional by the end of the first business day following the fire. The Company had substantial insurance coverage for the contents of the building (the owners had separate coverage for the building itself) and unreimbursed costs are expected to be very minimal.

Of the 37 branch banking offices, all or a portion of 26 are leased. The building used by the Real Estate, Consumer Lending and Escrow departments is owned, and commercial office space is leased for Trust and Investment Services, Information Technology, Leasing, Loan Servicing, and other administrative offices.

Item 3.     Legal Proceedings

There are no material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

The only matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report were (1) a proposal to approve the merger of the SBB with PCB; (2) a proposal to eliminate cumulative voting of common stock; and (3) a proposal to increase the number of directors by four to provide for the appointment of new board members from PCB. All three proposals were approved by the security holders.

PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters

(a)   Market Information

The Company's common stock is traded on The Nasdaq Stock Market under the symbol SABB. At March 25, 1999, six independent brokerage firms were registered as market makers in the Company's common stock. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:


                                      1998 Quarters                              1997 Quarters
                         ----------------------------------------   ----------------------------------------
                           4th       3rd        2nd       1st         4th        3rd       2nd        1st
                         --------- ---------  --------- ---------   ---------  --------- --------- ---------
Range of stock prices:
   High                    $26.50    $34.38     $34.00    $27.88      $24.50     $24.19    $23.25    $16.00
   Low                     $22.50    $22.00     $25.50    $22.13      $22.75     $19.63    $14.94    $13.82

 (b)  Holders

There were approximately 2,374 holders of stock as of March 12, 1999. This number includes brokerage firms and other financial institutions which hold stock in their name but actually owned by third parties. The Company is not provided with the number or identities of these parties.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow the same policy in the future. The following table presents cash dividends declared per share for the last two years:


                                1998 Quarters                               1997 Quarters
                   ---------------------------------------     -------------------------------------
                     4th       3rd        2nd       1st           4th      3rd       2nd       1st
                   --------- --------- --------- ---------     -------- --------- --------- --------
Cash dividends
    declared          $0.18     $0.18     $0.15     $0.15        $0.13     $0.13     $0.12    $0.12

The dividends paid to shareholders of the Company are funded primarily from dividends received by Bancorp from the banks. Reference should be made to Note 17 of the Consolidated Financial Statements on page 72 for a description of restrictions on the ability of the subsidiary banks to pay dividends to Bancorp.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented in Item 8.

(amounts in thousands except                          Increase
     per share amounts)                  1998        (Decrease)         1997         1996          1995          1994
                                     ----------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
   Interest income                   $  193,516        $ 25,366    $  168,150   $  133,536    $  120,866    $  107,930
   Interest expense                      68,113           7,523        60,590       48,368        44,554        33,041
   Net interest income                  125,403          17,843       107,560       85,168        76,312        74,889
   Provision for credit losses            9,123             623         8,500        4,949        10,451         6,736
   Other operating income                35,972           7,472        28,500       22,102        20,671        15,955
   Non-interest expense:
    Staff expense                        49,278           6,138        43,140       38,016        32,644        29,879
    Other operating expense              54,432          16,583        37,849       31,300        28,677        26,757
   Income before income taxes and
    effect of accounting change          48,542           1,971        46,571       33,005        25,211        27,472
   Provision for income taxes            18,975           2,687        16,288       11,301         8,185         8,296
    Net income                       $   29,567           ($716)   $   30,283   $   21,704    $   17,026    $   19,176

DILUTED PER SHARE DATA: (1)
   Average shares outstanding            24,447             259        24,188       24,228        24,123        23,907
   Net income                             $1.21          ($0.04)        $1.25        $0.90         $0.71         $0.80
   Cash dividends declared                $0.66           $0.17         $0.49        $0.36         $0.28         $0.26
FINANCIAL CONDITION:
   Total assets                      $2,649,418        $292,313    $2,357,105   $1,920,759    $1,743,213    $1,555,365
   Total deposits                    $2,329,676        $242,123    $2,087,553   $1,660,265    $1,519,528    $1,384,587
   Long-term debt                    $   42,900        $  4,900    $   38,000   $   38,000            --            --
   Total shareholders' equity        $  214,000        $ 23,276    $  190,724      171,239    $  161,550    $  148,962
OPERATING AND CAPITAL RATIOS:
   Average total shareholders'
    equity to average total assets        8.41%          (0.23%)        8.64%        9.47%         9.93%         9.64%
   Rate of return on average:
    Total assets                          1.19%          (0.24%)        1.43%        1.22%         1.08%         1.30%
    Total shareholders' equity           14.19%          (2.36%)       16.55%       12.91%        10.88%        13.45%

(1)  Earnings per share are presented on a diluted basis.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the financial condition and results of operation begins on the following page.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides Management's comments on the financial condition and results of operations of Pacific Capital Bancorp (formerly named Santa Barbara Bancorp or "SBB") and its subsidiaries. Unless otherwise stated, the "Company" refers to this consolidated entity and to its subsidiaries when the context indicates. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented on pages 46 through 80 of this Annual Report on Form 10-K. "Bancorp" will be used to refer to the parent company only. "PCB" will be used to refer to the former Pacific Capital Bancorp, which merged with SBB at the end of 1998. SBB assumed the Pacific Capital Bancorp name. The subsidiary banks are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"). South Valley National Bank ("SVNB"), the holding company of which merged with PCB in November 1996, itself merged with FNB in October 1998 and operates under the same bank charter as FNB. Sanbarco Mortgage Corporation ("Sanbarco") is a non-bank subsidiary of Bancorp primarily involved in mortgage brokering and the servicing of brokered loans. The Company also has an inactive subsidiary, Pacific Capital Services Corporation.

Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 40 and 41. The discussion provides insight into Management's assessment of the operating trends over the last several years and its expectations for 1999.

Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the regions in which the Company operates, the products and pricing of competitive financial institutions, government regulation, government monetary and fiscal policy, changes in prevailing interest rates, mergers and acquisitions and the integration of the merged or acquired businesses, credit quality, asset/liability management, and the availability of sources of liquidity at a reasonable cost. This discussion is intended to assist readers of the accompanying financial statements by providing information on the strategies adopted by the Company to address these risks, and the results of these strategies. These elements are addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes among them.

Overview of the Earnings Performance

The reported earnings for the Company were $29.6 million in 1998, 2.36% under the $30.3 million earned in 1997. Earnings per share were $1.21 compared with $1.25 for 1997. 1998's reported earnings were significantly impacted by expenses related to the merger of SBB with PCB. Exclusive of these merger expenses, the Company's net operating income was a record $37.9 million, 25% over the $30.3 million earned in 1997. Exclusive of merger-related expense, diluted earnings per share for the year 1998 were $1.55 compared to $1.25 for 1997.

Among the reasons for the substantial increase in net operating income were the integration of eight new branch offices through the acquisition of First Valley Bank ("FVB") in Lompoc and Citizens State Bank ("CSB") in Ventura County (described in Note 19 to the consolidated financial statements), growth in the tax refund anticipation loan ("RAL") and refund transfer ("RT") programs, and a 14.8% increase in Trust fees due to the strong stock market performance and new customers. The merger with PCB is not part of the explanation for the increase in earnings. Unlike the acquisitions of FVB and CSB, which were accounted for as purchase transactions, the merger with PCB was accounted for as a "pooling-of-interests." As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations of PCB as if the merger had occurred prior to the earliest period presented. Therefore, any changes in financial condition or in the results of operations cannot be ascribed to the merger itself, except for the costs to implement the merger. Since the merger closed in late 1998, any merger savings will start to be realized in 1999.

In addition to the growth resulting from the acquisitions of FVB and CSB, loans and deposits in the Company's other market areas also grew during the last 12 months, generating additional net interest income. Overall, the loan categories increased $271.4 million in the last 12 months, while deposits increased $242.1 million. Together with the net assets acquired in the two acquisitions and the strong RAL program, this growth resulted in $17.8 million of additional net interest income (the difference between interest income and interest expense) in 1998 compared to 1997. Noninterest income increased $7.5 million compared to 1997, with Trust and Investment Services fees up $1.5 million over the 1997 period and a variety of other service fees accounting for the balance of the increase.

There were fewer noncurrent loans at the end of 1998 than a year ago, and the ratio of noncurrent loans to total loans has decreased. While loans increased during 1998 by 21%, the lower level of noncurrent loans permitted the Company to increase the provision for credit losses other than refund anticipation loans by only 9% from $3.9 million for 1997 to $4.2 million for 1998.

As would be expected with the growth in the Company's average assets and the expansion into new market areas through acquisitions in 1997, there has also been an increase in noninterest expenses. These include salary costs, occupancy, marketing, and the amortization of goodwill from the FVB and CSB acquisitions. However, exclusive of merger related expenses, the Company's operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, decreased from 57.2(cent) in 1997 to 55.2(cent) in 1998.

External Factors Impacting the Company

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady growth in the economy and the actions of the Federal Reserve Board ("the Fed") to manage the pace of that growth. The Fed raised short-term interest rates to slow the pace and forestall inflation in the early part of this three year period, and in the latter part it lowered rates to keep economic activity up in the face of recession in many other parts of the world. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economies in which the Company operates have continued to experience growth similar to the trends occurring elsewhere in the country. In the region served by SBB&T, new companies are being established and the business climate in general is on the upswing. Tourism, which has long been important to the communities in this market area, remains strong after some decline in the first half of the year related to El Nino. In the last few years, medical manufacturing and other "hi-tech" businesses have been growing. SBB&T expanded its market areas in 1997 with the acquisitions of FVB and CSB and they now encompass communities more oriented to agricultural enterprises. This has helped to diversify the bank's customer base. In the region served by FNB and SVNB, significant growth has occurred in South Santa Clara County in both housing and in new businesses. This growth has been a result of the continued economic expansion in the Silicon Valley, which is adjacent to the market area served by SVNB. In the Monterey area, tourism has remained strong and in the Salinas Valley, the agriculture-related industries continue to experience growth even in light of some damage suffered from El Nino during the early months of 1998.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. Bancorp, as a bank holding company, SBB&T, as a member of the Federal Reserve Bank (the "FRB"), and Sanbarco, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. FNB, as a nationally chartered bank, has the Office of the Comptroller of the Currency (the "OCC") as its primary regulator. As a state-chartered commercial bank, SBB&T is also regulated by the California Department of Financial Institutions.

Changes in regulation impact the Company in different ways. The FRB requires that banks maintain cash reserves equal to a percentage of their transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers as a means of stimulating or slowing economic activity.

The Company and its subsidiary banks are also impacted by minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements are discussed below in the section titled "Regulation."

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan and investment products. The latter are offered to the Company's retail customers through the Trust & Investment Management Services Divisions at each bank. The Company's primary competitors are different for each specific product and market area. While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas.

Risk Management

The Company sees the process of addressing the potential impacts of these external factors as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The process of addressing these risks is led by the Company's Director of Risk Management and the other members of its Senior Leadership Team.

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

Interest Margin and Changes in the Relative Proportions of Assets and
Liabilities

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary. The Company accepts funds from depositors or other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. Fee income is discussed in other sections of this analysis, specifically in "Other Operating Income" and "Tax Refund Anticipation Loans and Refund Transfers."

Net interest income is the difference between the interest and fees earned on loans and investments (the Company's earning assets) and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities. The Company's 1998 tax equivalent (Note B) net interest income of $131.1 million was $18.4 million, or 16.3%, greater than 1997.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 1998 net interest margin of 5.65% on a tax equivalent basis was slightly lower than 1997's net interest margin of 5.67%. As interest rates fell on earning assets during the year because of actions by the Fed, the Company was not able to reduce deposit rates quite as quickly. The net interest margin is subject to the following types of risks that are related to changes in interest rates.

Market Risk Relating to Fixed-Rate Instruments

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases, because it is paying at a higher rate than newly issued securities. The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank ("FHLB"), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company's fixed-rate assets are due to rising interest rates and for the Company's fixed-rate liabilities they are due to falling rates. In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. Therefore, the exposure to market risk to assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed-rate securities generally earn less interest than fixed-rate and longer term securities.

Note 14 to the consolidated financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities as of the end of 1998 and 1997. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value essentially of the assets is a measure of how much more or less valuable the Company's financial assets were to it at December 31, 1998 and 1997 than when acquired because of changes in interest rates. The excess of financial assets' fair values over carrying amounts at the end of 1998 was $21.5 million compared with $21.3 million at the end of 1997.

Because the amount of fixed-rate liabilities is significantly less than the fixed-rate assets, and because the average maturity is substantially less than for the fixed-rate assets, the market risk is not as great. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the Company's fixed-rate liabilities. They are worth $4.5 million more to customers or lenders at December 31, 1998 than they were when issued because, on a weighted average basis, they are paying higher than current market rates. However, this is much less than the $21.5 million by which the fair value of the Company's assets exceeds their carrying amounts because the assets also are paying higher rates than currently are available for comparable assets.

Mismatch Risk

The second interest-related risk, mismatch risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., other banks are lowering their lending rates, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities funded by deposit accounts on which the rate is steadily rising.

This exposure to mismatch risk is managed by matching the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics.

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

TABLE 1 -- Interest Rate Sensitivity

As of December 31, 1998                   After three  After six    After one                  Noninterest
(in thousands)                Within       months        months      year but                  bearing or
                              three       but within   but within     within      After five   nonrepricing
                              months      six months    one year    five years      years        items         Total
                            ---------------------------------------------------------------------------------------------
Assets:
Loans (Note E)               $ 823,491     $ 97,552     $ 106,129    $ 462,527      $ 86,835    $ (23,049)   $ 1,553,485
Cash and due from banks             --           --            --           --            --      114,206        114,206
Federal funds sold              69,890           --            --           --            --           --         69,890
Securities *                   116,280       32,139        63,459      432,597       132,117       15,173        791,765
Money market instruments        19,888           --            --           --            --           --         19,888
Other assets                     1,567           --            --           --            --       98,617        100,184
                            ------------------------------------------------------------------------------  -------------
Total assets                 1,031,116      129,691       169,588      895,124       218,952      204,947      2,649,418
                            ------------------------------------------------------------------------------  -------------

Liabilities and
   shareholders' equity:
Borrowed funds:
   Repurchase agreements
    and Federal funds
    purchased                   27,796           --            --           --            --           --         27,796
   Long-term debt and
    other borrowings             3,500        2,500         5,000       32,900            --        1,053         44,953
Interest bearing deposits:
   Savings and interest-
    bearing transaction
    accounts                   497,501        5,162       579,029           --            --           --      1,081,692
   Time deposits               297,943      188,812       196,825       63,680         2,458           --        749,718
Demand deposits                     --           --            --           --            --      498,266        498,266
Other liabilities                9,218           --            --           --            --       23,775         32,993
Shareholders' equity                --           --            --           --            --      214,000        214,000
                            ------------------------------------------------------------------------------  -------------
Total liabilities and
   shareholders' equity        835,958      196,474       780,854       96,580         2,458      737,094    $ 2,649,418
                            ------------------------------------------------------------------------------  =============
Interest rate-
   sensitivity gap           $ 195,158    $ (66,783)    $(611,266)   $ 798,544     $ 216,494    $(532,147)
                            ==============================================================================
Gap as a percentage of
  total assets                   7.37%       (2.52%)      (23.07%)      30.14%         8.17%      (20.09%)
Cumulative interest
   rate-sensitivity gap      $ 195,158    $ 128,375     $(482,891)   $ 315,653     $ 532,147
Cumulative gap as a per-
   centage of total assets       7.37%        4.85%       (18.23%)      11.91%        20.09%

*  Includes both Held-to-maturity and Available-for-sale securities

The first measuring period shown in the table covers assets and liabilities that mature or reprice within the three months following December 31, 1998. This is the most critical period because there is little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a significant negative gap--liabilities significantly exceeded assets--and interest rates rose suddenly, the Company would have to wait for more than three months before enough assets could be repriced to offset the higher expense on the deposits. Alternatively, if the Company had a significant positive gap and interest rates declined suddenly, the Company would have to wait for more than three months before enough liabilities could be repriced to offset the reduction of interest income.

As of year-end 1998, the Company had a small positive gap in this first period. Assets exceeded liabilities by 7.37% of total assets. There is some arbitrariness in the assignment to specific time periods of deposit accounts that reprice at the option of the Company. For the purposes of this table, the Company has made the assumption that some of the money market accounts will reprice within three months, but this will be governed more by market conditions than by contractual terms.

In the next period, after three months but within six months, there was a very small excess of liabilities over assets, representing only 2.52% of total assets.

For the third period, after six months but within one year, liabilities exceeded assets by 23.07% of total assets, reflecting the current customer preference for non-term or short-term deposits. The cumulative gap within one year of (18.23%) of total assets is well within the Company's acceptable limits.

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

The hypothetical impacts of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this manner, this exercise is valuable in identifying risk exposures. The shock reports for the Company's December 31, 1998 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

                        Shocked by -2%    Shocked by +2%

Net interest income         (3.95%)           +3.65%
Net economic value          +2.43%           (12.08%)

For the shock reports, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company engaged an outside consultant to gather and study data on its non-maturity deposits, and the results of that study have been incorporated into these latest models.

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least twice a year using three interest rate projections provided by an outside economics data resource firm. The interest rate projections selected are for most likely, declining and rising interest rate scenarios. The three interest rate scenarios are applied to expected asset and liability balances over the next year, and the resulting changes indicate the amount of net interest income at risk.

The interest rate simulation reports are dependent upon the shape and volatility of the interest rate scenarios selected and upon the assumptions of the rates that would be paid on the Company's administered rate deposits as external yields change. Reflecting the prevailing interest rate environment over the last several years, the most recent interest rate scenarios selected continue to project generally flatter yield curves (Note F) than normal, and neither the declining nor rising interest rate scenarios reflect abrupt, significant deviations from the most likely interest rate scenario.

Under these more realistic scenarios, the most recent interest rate simulations indicate that the Company's net interest income at risk in 1999 is well within normal expectations for the rising and declining interest rate scenarios. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

                                    Declining Rates    Rising Rates

Net interest income                    +0.68%            (5.98%)
Change in average Fed funds rate       (0.77%)           +1.67%

Asset/Liability Management

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and enhance net interest income while managing risks within acceptable levels as set by the Company's policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above. The Asset/Liability Committee for each bank's Board of Directors has overall responsibility for asset/liability management.

As an example of this asset/liability management process, the Company determined early in 1997 that it would need to take actions to manage the additional interest rate risk that would result from the FVB acquisition. The cause of the risk was that prior to the acquisition both FVB and SBB&T had negative gaps in the first year. A plan was approved and executed that involved obtaining new CD funds and selling Treasury Notes, thereby managing the additional interest rate risk from the FVB acquisition. Of the $58.6 million of term Treasury Notes sold, $30 million were first reclassified as available-for-sale. This reclassification is permitted in the event of a major business combination to maintain the Company's interest rate risk position.

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

Changes in the dollar amount of interest earned or paid will vary from one year to the next because of changes in the average balances ("volume") of the various earning assets and interest-bearing liability accounts and changes in the interest rates applicable to each category. Because of overall growth of the Company, interest income, interest expense and net interest income are all generally higher each year. The Company's tax equivalent net interest income of $131.1 million during 1998 was $18.4 million, or 16.3%, greater than during 1997. Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the 1998 and 1997 increases in net interest income in terms of the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next.

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

As shown in Table 2, the net interest margin of 5.65% in 1998 was slightly lower than the 5.67% net interest margin in 1997. This primarily reflects the increased proportion of higher yielding loans and a non-volatile interest rate environment during 1998. As rates fell on earning assets during the year because of actions by the Fed, the Company was not able to reduce deposit rates quite as quickly.


TABLE 2 -- Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income,
                Expense, and Rates
(dollars in thousands)                        1998                            1997                             1996
                                 -------------------------------   -----------------------------     ------------------------------
                                  Balance    Interest   Rate         Balance    Interest Rate         Balance    Interest Rate
                                 -------------------------------   -----------------------------     ------------------------------
Assets:
   Loans (Note C):
    Commercial                   $  406,927   $ 41,865    10.29%   $  358,146   $ 35,623     9.95%   $  262,649 $ 26,038     9.91%
    Real estate                     801,194     72,083     9.00       673,948     62,111     9.22       532,689   49,677     9.33
    Consumer                        199,274     25,093    12.59       169,300     22,636    13.37       129,558   15,166    11.71
                                 ----------------------            ----------------------            --------------------
      Total loans                 1,407,395    139,041     9.88     1,201,394    120,370    10.02       924,896   90,881     9.83
                                 ----------------------            ----------------------            --------------------

   Securities:
    Taxable                         589,723     35,512     6.02       447,254     27,381     6.12       442,645   26,143     5.91
    Non-taxable                     138,363     14,455    10.45       116,617     13,096    11.23        99,288   11,508    11.59
    Equity                            8,916        493     5.53         8,046        540     6.71         2,233      158     7.08
                                 ----------------------            ----------------------            --------------------
      Total securities              737,002     50,460     6.85       571,917     41,017     7.17       544,166   37,809     6.95
                                 ----------------------            ----------------------            --------------------

   Money market instruments:
    Bankers' acceptances             15,543        937     6.03        72,090      4,134     5.73        67,330    3,800     5.64
    Federal funds sold              158,095      8,653     5.47       129,814      7,136     5.50        92,936    4,934     5.31
    Money market funds                2,950        162     5.49        12,148        663     5.46         9,556      500     5.23
                                 ----------------------            ----------------------            --------------------
      Total money market
       instruments                  176,588      9,752     5.52       214,052     11,933     5.57       169,822    9,234     5.44
                                 ----------------------            ----------------------            --------------------
   Total earning assets           2,320,985    199,253     8.58%    1,987,363    173,320    8.72%     1,638,884  137,924     8.42%
                                 ----------------------            ----------------------            --------------------
   Non-earning assets               156,717                           130,274                           118,886
                                 -----------                       -----------                       -----------
    Total assets                 $2,477,702                        $2,117,637                        $ 1,757,770
                                 ===========                       ===========                       ===========

Liabilities and shareholders'
equity:
   Borrowed funds:
    Repurchase agreements and
      Federal funds purchased    $   23,120      1,098     4.75%   $   31,767      1,510     4.75%   $   40,570    1,897     4.68%
    Other borrowings                 36,693      2,245     6.12        40,343      2,469     6.12         2,604      146     5.61
                                 ----------------------            ----------------------            --------------------
        Total borrowed funds         59,813      3,343     5.59        72,110      3,979     5.52        43,174    2,043     4.73
                                 ----------------------            ----------------------            --------------------

    Interest bearing deposits:
    Savings and interest bearing
      transaction accounts        1,018,149     26,209     2.57       945,582     25,825     2.73       883,116   25,170     2.85
    Time deposits                   726,983     38,561     5.30       561,615     30,786     5.48       390,038   21,155     5.42
                                 ----------------------            ----------------------            --------------------

      Total interest bearing
       deposits                   1,745,132     64,770     3.71     1,507,197     56,611     3.76     1,273,154   46,325     3.64
                                 ----------------------            ----------------------            --------------------

      Total interest bearing
       liabilities                1,804,945     68,113     3.77%    1,579,307     60,590     3.84%    1,316,328   48,368     3.67%
                                              ---------                         ---------                        --------

   Demand deposits                  439,569                           339,018                           263,491
   Other liabilities                 24,801                            16,310                             9,818
   Shareholders' equity             208,387                           183,002                           168,133
                                 -----------                       -----------                       -----------

    Total liabilities and
      shareholders' equity       $2,477,702                        $2,117,637                        $1,757,770
                                 ===========                       ===========                       ===========


Interest income/earning assets                             8.58%                             8.72%                           8.42%
Interest expense/earning assets                            2.93                              3.05                            2.95
                                                         -------                           -------                         -------

Net interest margin                            131,140     5.65                  112,730     5.67                 89,556     5.47
Provision for credit losses
   charged to operations/earning
   assets                                        9,123     0.39                    8,500     0.43                  4,949     0.30
                                                         -------                           -------                         -------

Net interest margin after
   provision for credit losses on
   tax equivalent basis                        122,017     5.26%                 104,230     5.24%                84,607     5.17%
                                                         =======                           =======                         =======
Less: tax equivalent income
   included in interest income
   from non-taxable securities
   and loans                                     5,737                             5,170                           4,388
                                              ---------                         ---------                       ---------
Net interest income                           $116,280                          $ 99,060                        $ 80,219
                                              =========                         =========                       =========

There are always steps that the Company can take to increase its net interest margin. These steps may include increasing the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; emphasizing fixed-rate loans because they earn more than variable rate loans; purchasing lower rated securities; and lending to less creditworthy borrowers at a higher rate. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involves more risk. The first two involve more market risk, the second two more credit risk. Management intends to continue to use a balanced approach. A fifth step as discussed on page 29 is limiting the amount of nonearning assets.


TABLE 3 -- Volume and Rate  Variance  Analysis of Net Interest  Income  (Taxable
           equivalent basis -- Note D)

(in thousands)                                  1998 over 1997                        1997 over 1996
                                      -----------------------------------    ----------------------------------
                                       Volume          Rate       Total       Volume       Rate        Total
                                      -----------------------------------    ----------------------------------
Increase (decrease) in:
Interest income on:
   Loans:
    Commercial                           $ 4,852     $ 1,390     $ 6,242       $ 9,467     $  118      $ 9,585
    Real estate                           11,727      (1,755)      9,972        13,173       (739)      12,434
    Consumer                               4,008      (1,551)      2,457         4,652      2,818        7,470
                                      -----------------------------------    ----------   --------    ---------
       Total loans                        20,587      (1,916)     18,671        27,292      2,197       29,489
                                      -----------------------------------    ----------------------------------
   Securities:
    Taxable                                8,722        (591)      8,131           272        966        1,238
    Non-taxable                            2,442      (1,083)      1,359         2,009       (421)       1,588
    Equity securities                         58        (105)        (47)          411        (29)         382
                                      -----------------------------------    ----------------------------------
       Total securities                   11,222      (1,779)      9,443         2,692        516        3,208
                                      -----------------------------------    ----------------------------------
   Money market instruments:
    Money market funds                      (502)          1        (501)          136         27          163
    Bankers' acceptances                  (3,243)         46      (3,197)          269         65          334
    Federal funds sold                     1,555         (38)      1,517         1,958        244        2,202
                                      -----------------------------------    ----------------------------------
       Total money market instruments     (2,190)          9      (2,181)        2,363        336        2,699
                                      -----------------------------------    ----------------------------------
   Total interest income                  29,619      (3,686)     25,933        32,347      3,049       35,396
                                      -----------------------------------    ----------------------------------

Interest expense on:
    Repurchase agreements and
      Federal funds purchased               (411)         (1)       (412)         (412)        25         (387)
    Other borrowings                        (223)         (1)       (224)        2,116        207        2,323
                                      -----------------------------------    ----------------------------------
       Total borrowed funds                 (634)         (2)       (636)        1,704        232        1,936
                                      -----------------------------------    ----------------------------------
   Interest bearing deposits:
    Savings and interest bearing
      transaction accounts                 1,982      (1,598)        384         1,780     (1,125)         655
    Time certificates of deposit           9,065      (1,290)      7,775         9,306        325        9,631
                                      -----------------------------------    ----------------------------------
       Total interest bearing deposits    11,047      (2,888)      8,159        11,086       (800)      10,286
                                      -----------------------------------    ----------------------------------
   Total interest expense                 10,413      (2,890)      7,523        12,790       (568)      12,222
                                      -----------------------------------    ----------------------------------
   Net interest margin                  $ 19,206     $  (796)   $ 18,410       $19,557    $ 3,617      $23,174
                                      ===================================    ==================================

Securities

The major components of the earning asset base for 1998 were the securities portfolios, the loan portfolio and the Company's holdings of money market instruments. The Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios, the "Liquidity Portfolio" (available-for-sale), the "Discretionary Portfolio"
(available-for-sale), and the "Earnings Portfolio" (held-to-maturity).

The Liquidity Portfolio's primary mission is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities up to three years with an average maturity of between one and two years.

The Discretionary Portfolio's primary missions are to provide income from available funds, to hold earning assets that can be managed as part of overall asset/liability management, and to support the development needs of communities within the Bank's marketplace. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations ("CMOs"), asset-backed securities (Note I), mortgage-backed securities, and municipal securities.

The Earnings Portfolio's primary missions are to provide income from available funds and to support the development needs of communities within the Bank's marketplace. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and agency securities. It is the Company's current intention to allow existing securities in the Earnings Portfolio to mature, then reposition the matured proceeds into either of the two "available-for-sale" portfolios. Accordingly, the balance of the Earnings Portfolio is expected to decline.

TABLE 4 -- Maturity Distribution and Yield Analysis of the Securities Portfolios

                                                    After one     After five
As of December 31, 1998              One year        year to       years to         Over          Non-
(dollars in thousands)               or less       five years      ten years     ten years      Maturity         Total
                                   ---------------------------------------------------------------------------------------

Maturity distribution:
    Available-for-sale:
       U.S. Treasury obligations       $ 56,520       $ 93,493       $     --      $     --        $    --      $ 150,013
       U.S. agency obligations           44,016        133,477             --            --             --        177,493
       Collateralized mortgage
         obligations                     21,801        128,474         61,059         7,821             --        219,155
       Asset-backed securities            4,003          9,891             --            --             --         13,894
       State and municipal
         securities                       2,036         11,583          2,177        11,082             --         26,878
       Time deposits                        477             --             --            --             --            477
       Equity securities                     --             --             --            --          9,086          9,086
                                   ------------------------------------------------------------------------   ------------
    Subtotal                            128,852        376,919         63,236        18,903          9,086        596,996
                                   ---------------------------------------------------------------------------------------
    Held-to-maturity:
       U.S. Treasury obligations         22,686         35,186             --            --             --         57,872
       U.S. agency obligations            9,987         12,504             --            --             --         22,491
       Collateralized mortgage
         obligations                         --            715             --            --             --            715
       State and municipal
         securities                      14,258         49,300         10,973        39,160             --        113,691
                                   ---------------------------------------------------------------------------------------
     Subtotal                            46,931         97,705         10,973        39,160             --        194,769
                                   ---------------------------------------------------------------------------------------
Total                                 $ 175,783      $ 474,624       $ 74,209      $ 58,063        $ 9,086      $ 791,765
                                   =======================================================================================

Weighted average yield (Tax equivalent--Note B):
    Available-for-sale:
       U.S. Treasury obligations          5.97%          5.93%             --            --             --          5.95%
       U.S. agency obligations            6.19%          5.69%             --            --             --          5.81%
       Collateralized mortgage
         obligations                      6.31%          6.28%          6.29%         6.41%             --          6.29%
       Asset-backed securities            6.27%          6.27%             --            --             --          6.27%
       State and municipal
         securities                       6.27%          6.55%          6.68%         7.84%             --          7.24%
       Time deposits                      5.52%             --             --            --             --          5.51%
       Equity securities                     --             --             --            --          5.66%          5.66%
    Weighted average                      6.11%          5.99%          6.31%         7.25%          5.66%          6.09%
    Held-to-maturity:
       U.S. Treasury obligations          5.83%          5.94%             --            --             --          5.89%
       U.S. agency obligations            7.08%          5.67%             --            --             --          6.30%
       Collateralized mortgage
         obligations                         --          7.41%             --            --             --          7.41%
       State and municipal
         securities                      10.95%         12.94%         11.97%         9.34%             --         10.91%
    Weighted average                      7.65%          9.45%         11.97%         9.34%             --          8.87%
Overall weighted average                  6.52%          6.70%          7.14%         8.66%          5.66%          6.78%

Additional Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve additional purposes: 1) to act as collateraL for the deposits of public agencies and trust customers that must be secured by certain securities owned by the Company; and 2) to support the development needs of the communities within its marketplace.

Collateral: The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company's securities. A large proportion of the deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Community Development: The Company searches actively for investments that support the development needs of communities within its marketplace. During 1998, for example, the Company purchased three mortgage-backed securities totaling $6 million that consisted of real estate loans to borrowers in its market areas who have incomes of less than 80% of median area income. In 1998, as in 1997, the Company also invested as a limited partner in an affordable housing fund. The Company also holds several bonds of school districts within its market areas as well as $6.0 million of Santa Barbara Housing Project Mortgage Revenue Bonds; these bonds helped finance two housing projects in the city of Santa Barbara that contain 610 units of affordable housing.

Amounts and Maturities of Securities

Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 1998. Because much of the income from the securities included in the Earnings Portfolio has the additional advantage of being tax-exempt because of investment in state and municipal bonds, the tax equivalent weighted average yields of the securities are shown. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, securities are purchased for earnings only when loan demand is weak.

Portfolio Turnover, Unrealized Gains and Losses, and Securities Losses

As shown in the accompanying Consolidated Statements of Cash Flows on page 50, there is a relatively large turnover in the securities portfolios. The purchase of relatively short-term securities for asset/liability management purposes, as explained above, is part of the reason for the high turnover in the Company's securities portfolios. The increased amount sold in 1996 was also due to the following one-time situation. In late 1995, the Financial Accounting Standards Board ("FASB") permitted holders of debt securities to review their classification of securities as held-to-maturity or available-for-sale and to reclassify them. The Company reclassified a substantial amount of its held-to-maturity securities and sold $94 million of them in early 1996.

The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice is to purchase securities (other than for municipal securities) with specific maturities so that the maturities be approximately equally spaced by quarter within the portfolios.

Hedges, Derivatives, and Other Disclosures

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. Although the Company did not utilize any off-balance sheet hedges in 1996, it did enter into an interest rate option contract in January 1997 to protect against the possibility of rapidly rising rates. While Management was not predicting that interest rates would rise, the asset/liability modeling indicated at the time that net interest income at risk from a significant rise would be more than desired. The option contract had a notional amount of $50 million and covered a fifteen month period that began July 1, 1997 and ended on October 1, 1998. The contract would have paid the Company the rate by which the 3-month LIBOR (Note J) index rate exceeded 7.0% up to a maximum of 1.5%. Interest rates declined after the purchase and the Company simply amortized the $90,000 cost over the fifteen month term.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

Market Instruments--Federal Funds Sold, Securities Purchased Under Agreements to Resell, Bankers' Acceptances and Commercial Paper

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or securities purchased under agreements to resell (for brevity termed "reverse repos"). Both transactions are overnight loans. Federal funds sold are unsecured, reverse repos are secured. Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities, bankers' acceptances (Note G), or commercial paper. As a percentage of average earning assets, the amount of these instruments tends to vary based on changes and differences in short-term market rates. The amount is also impacted in the first quarter of the year by the large cash flows associated with the tax refund loan and transfer programs.

In prior years, the Company purchased bankers' acceptances rather than commercial paper because the yields were more attractive relative to the risk. While the acceptances of only highly rated financial institutions are utilized, acceptances have some amount of risk above that of U.S. Treasury securities. Therefore, the Company required that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk. The only banks issuing these instruments that had both the high credit rating and sufficient incremental yield were Japanese banks. During 1997, as economic troubles began to adversely impact the ratings of the Japanese banks issuing these instruments, the Company reduced its purchases and discontinued them after January 1998. The last acceptance matured in July 1998.

In place of bankers' acceptances, in 1998 the Company began purchasing commercial paper issued by highly rated domestic companies.

Loan Portfolio

Table 5 sets forth the distribution of the Company's loans at the end of each of the last five years.


TABLE 5 -- Loan Portfolio Analysis by Category
(in thousands)                                                          December 31
                                            1998            1997            1996            1995          1994
                                       ----------------------------------------------------------------------------
Real estate:
    Residential                            $  368,306      $  276,014      $  198,309      $ 169,500     $ 136,412
    Nonresidential                            477,120         433,835         351,289        287,455       244,249
    Construction and development              109,764          57,571          47,743         62,490        71,866
Commercial, industrial,
    and agricultural                          362,262         298,986         269,904        224,648       226,148
Home equity lines                              47,123          56,681          55,083         50,800        48,695
Consumer                                      123,730          99,943          66,595         52,031        48,318
Leases                                         78,627          72,970          69,817          4,254         2,376
Municipal tax-exempt obligations                9,286           7,931           8,658          7,573         7,831
Other                                           6,563           7,433          11,318          4,820         5,480
                                       ----------------------------------------------------------------------------
                                          $ 1,582,781     $ 1,311,364     $ 1,078,716      $ 863,571     $ 791,375
                                       ============================================================================

Net deferred fees                         $   4,624       $   3,586       $   3,351        $  2,914      $  2,832

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $233 million from the end of 1996 to the end of 1997 and increased about $271 million from the end of 1997 to the end of 1998. The reasons for the growth were economic recovery, the expansion into the Ventura County market, the acquisition of a leasing portfolio, and the $106.9 million in loans acquired in the FVB and CSB acquisitions.

Residential mortgages showed the largest dollar growth in the last several years. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and 24 hour pre-approvals. These factors have resulted in the Company becoming the largest retail originator of residential mortgages in the Santa Barbara market area. The Company funded $167.9 million in residential mortgages in 1998 and the Company increased its portfolio by $92.3 million in 1998. In the early part of 1998, as in prior years, most of the fixed-rate loans were sold to investors in the secondary market. As discussed in the section of this discussion entitled "Interest Rate Risk", the Company during 1998 decided to keep most of the fixed-rate loans it previously would have sold. The steps the Company took to address the interest rate risk resulting from holding these loans is also addressed in that section.

The Company has historically retained 1-4 family adjustable rate mortgage loans, which generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

Strong growth also occurred in the consumer loan categories in 1998 and 1997. Consumer loans grew $33.3 million or 50% in 1997 and $23.8 million or 24% in 1998. This growth reflects an expanded product line and continued efforts to make auto loans through dealers. During the last three years, the Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity and to protect the Company's reputation. There were approximately $63.4 million of such loans included in the consumer loan total above for December 31, 1998 as compared with $41.3 million at December 31, 1997.

Commercial loan volumes experienced an increase of $63.3 million or 21% over the prior year and construction and nonresidential real estate loans increased $95.5 million or 19%.

The same interest rate and liquidity risks that apply to securities are also incurred in lending activity. Long-term fixed-rate loans are subject to market risk. The table in Note 14 to the consolidated financial statements shows a very small difference between the carrying amount of loans and their fair value. This occurs because the majority of the loans held by the Company have floating rates of interest. The floating rates are generally tied to the Company's base lending rate or to another market rate indicator so that they may be repriced as interest rates change. Loans that have fixed-rates generally have relatively short maturities or amortize monthly which effectively lessens the market risk.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 1998, and shows the proportion of fixed and floating rate loans for each type. The table does not include residential and non-residential mortgage loans. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.


TABLE 6 -- Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates
                                                                    Due after
(in thousands)                                  Due in one         one year to        Due after
                                               year or less        five years         five years
                                               ---------------------------------------------------
Commercial, industrial, and agricultural
    Floating rate                                 $ 272,272          $     --            $     --
    Fixed rate                                       34,295            53,201               2,494
Real estate--construction and development
    Floating rate                                   101,343                --                  --
    Fixed rate                                          468             1,863               6,090
Municipal tax-exempt obligations                      9,286                --                  --
                                               ---------------------------------------------------
                                                  $ 417,664          $ 55,064            $  8,584
                                               ===================================================

The amortization and short maturities also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, except for the specific market risk incurred by the decision to begin holding fixed-rate residential real estate (which are not included in the table above), Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio.

Potential Problem Loans: Management has reasons to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is allocated as discussed above to cover the Company's exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 9.

At year-end 1998, these loans amounted to $25.8 million or 1.6% of the portfolio. The corresponding amounts for 1997 and 1996 were $2.5 million or 0.2% of the portfolio and $9.1 million or 0.8% of the portfolio, respectively. The 1998 amount is comprised of loans of all types.

Other Loan Portfolio Information

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not have nor has it ever had any foreign loans in its loan portfolio.

Participations: Occasionally, the Company will sell or purchase a portion of a loan to or from another bank. The usual reason that banks sell a portion of a loan is to stay within their regulatory maximum limit for loans to any one borrower. Occasionally, a portion of another bank's loan may be purchased by the Company from another bank unable to lend the whole amount under its regulatory lending limit to its borrower. However, this would be done only if the loan represents a good investment for the Company. In these cases, the Company conducts its own independent credit review and formal approval prior to committing to purchase.

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

Loan Sales and Mortgage Servicing Rights: The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. These loans are made by the Company to accommodate the borrower, but are sold if the loan characteristics are not favorable enough to offset the market risk inherent in fixed-rate assets. Most of those sold are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans originated for sale, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

Tax Refund Anticipation Loan ("RAL") and Refund Transfer ("RT") Programs

As indicated in the overall summary at the beginning of this discussion, one of the reasons for the upward trend in earnings has been the RAL and RT programs. The Company is one of only three financial institutions to provide these products on a national basis. The Company provides these services to taxpayers that file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

For the RAL product, a taxpayer requests a loan through a tax preparer, with the expected refund as the source of repayment. The application is subject to an automated credit review process. If the application passes, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to remit their refund to the Company instead of the taxpayer to pay off the loan. Any amount due the taxpayer above the amount of the RAL is sent by the Company to the taxpayer when received from the IRS. A fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan, but it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the fee is classified as interest income.

Losses are higher for RALs than for most other loan types because the IRS may reject or partially disallow the refund. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than their RAL. Many taxpayers make use of the service because they do not have a permanent mailing address at which to receive their refund. Therefore, if a problem occurs with the return, collection efforts may be less effective than with local customers.

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

In addition, in 1996, the Company entered into cooperative agreements with the other banks that would be making RALs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 8, these cooperative agreements have resulted in substantially higher rates of collection.

In 1998, the RAL program extended approximately $245 million in loans. Total net charge-offs were $4.9 million or 2.01% of loans made. A significant portion of the charged-off loans are expected to be collected in 1999 under the continuing cooperative agreement between the banks providing this product.

The IRS closely scrutinizes returns where a major portion of the refund is based on a claim for Earned Income Tax Credit ("EIC"). The Company does not lend on those returns where EIC represents an overly large portion of the refund. Nonetheless, many taxpayers not qualifying for loans still desire to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. The Company earned approximately $4.8 million, $2.9 million, and $1.2 million in fees for 1998, 1997, and 1996 respectively for this refund transfer service. There is no credit risk associated with the RT product, because funds are not sent to the customer until received by the Company from the IRS.

In 1998, the total pre-tax earnings for these programs was $4.7 million compared with $3.6 million in 1997 and $2.1 million in 1996.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 1998 and 1997, because all loans not collected from the IRS are charged-off at June 30 of each year. The fees earned on the loans are included in the accompanying Consolidated Income Statements for 1998, 1997, and 1996 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.

The Company expects that the programs will be substantially larger in 1999 than in prior years because of an exclusive agreement reached with a large group of tax preparers.

Allowance for Credit Losses

Credit risk is inherent in the business of extending loans and leases to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Income Statements as provision for credit losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known, the full extent of the loss may not be able to be quantified. In this discussion, "loans" include the lease contracts purchased and originated by the Company.

Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or "grading" of loans. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans will occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by firms specifically hired for this purpose and by banking examiners.

After the first step of reviewing the gradings in the loan portfolio, the second step is to allocate a portion of the allowance to groups of loans and individual loans to cover Management's estimate of the loss that might exist in them. Allocation is related to the grade and is done by the methods discussed below.

The last step is to compare the amounts allocated for estimated losses to the current allowance. To the extent that the current allowance is insufficient to cover the estimate of unidentified losses, Management records additional provision for credit loss. If the allowance is greater than appears to be required at that point in time, provision expense is adjusted accordingly.

The Components of the Allowance for Credit Losses

Consistent with generally accepted accounting principles ("GAAP") and with the methodologies used in estimating the unidentified losses in the loan portfolio, the allowance comprises several components.

First, the allowance includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"). The amount of this component is disclosed in Note 4 to the consolidated financial statements that this discussion accompanies.

The second component is intended to provide for losses that have occurred in large groups of smaller balance loans, the individual credit quality of which is impracticable to re-grade at each period end. These loans would include 1-4 family residential real estate, installment and overdraft lines for consumers, and loans to small businesses generally of $100,000 and less. The amount allocated is determined by applying loss estimation factors to outstanding loans. The loss factors are based primarily on the Company's historical loss experience tracked over a three to five year period and accordingly will change over time. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory at its most recent grading than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The statistical component is the sum of the allocations determined in this manner.

The third component is needed to address specific characteristics of individual loans that are not addressed in the statistically determined historical loss factors that would ordinarily apply. These characteristics might relate to a variety of factors such as the size of the loan, the industry of the borrower, or the terms of the loan. When situations warrant, Management will increase the allocation above that which would be indicated by the applicable loss estimation factor to an amount adequate to absorb the probable loss that has been incurred. The specific component is made up of the sum of these specific allocations.

The Unallocated Component

The fourth or "unallocated" component of the allowance for credit losses is a component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses that may not be provided for by the other components.

There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance is used to provide for the losses that have occurred because of them.

The first is that there are limitations to any credit risk grading process. The volume of loans makes it impracticable to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second is that the loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to current trends in credit quality and collateral values and the long duration of the current business cycle. Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 1998, Management considered the following:

o with respect to loans to the agriculture industry, Management considered the effects on borrowers of the abnormal weather conditions commonly referred to as "El Nino" and overseas market conditions for exported products;

o with respect to loans to the construction industry, Management considered the market absorption rates for developed properties; the availability of permanent financing to replace the construction loan; and construction delays, increased costs, and financial difficulties of contractors, subcontractors, and suppliers resulting from weather; and the significant concentration in construction lending in the market area served by FNB;

o with respect to loans to borrowers who are influenced by trends in the local tourist industry, Management considered the effects of "El Nino" as demonstrated by the economic decline experienced in the first half of 1998 in the Santa Barbara area;

o with respect to all loans, Management considered the potential for the merger to cause disruption of the normal grading process through diversion of efforts and attention, by the need to integrate different grading systems, and by the need for the credit risk assessment process to encompass different markets that could be influenced by unique factors.

Thirdly, neither the loss estimation factors nor the review of specific individual loans give consideration to loan concentrations, yet this could impact the magnitude of losses inherent in the portfolios. Specifically, as disclosed in Note 18 to the consolidated financial statements, there are certain concentrations with respect to geographical area, industry, and type of collateral among the loans that the Company has outstanding. Because economic factors could impact these borrowers as a group, losses inherent in the portfolio could be greater and more volatile than would be expected if the Company simply used the loss estimation factors.

Fourthly, the loss estimation factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, while term loans have payments of principal and interest scheduled usually for each month, most loans and lines of credit in the commercial loan portfolio have short-term maturities and frequently require payments of interest only until maturity. With a term loan, a missed or late payment gives an immediate signal of a decline in credit quality. Many of the Company's loans are commercial. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

Lastly, the loss estimation factors do not give consideration to the interest rate environment. Most obviously, borrowers with floating-rate loans may be less able to manage their debt service if interest rates rise. However, there can also be an indirect impact. For example, a rise in interest rates may adversely impact the amount of home mortgage lending. This will cause a reduction in the amount of home building initiated by developers, and this will have an impact on the credit quality of loans to building contractors in the commercial segment of the portfolio.

Each of these considerations could be addressed by developing additional loss estimation factors for smaller, discrete groups of loans. However, the factors are used precisely so that the losses in smaller loans do not have to be individually estimated. Adding additional factors becomes impracticable and with the smaller groups, the factors themselves become less statistically valid. Even for experienced reviewers, grading loans and estimating possible losses involves a significant element of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. Therefore, Management regards it as both a more practical and prudent practice to maintain the total allowance at an amount larger than the sum of the amounts allocated as described above.

Allocation Table

Table 7 shows the amounts allocated for the last three years to each loan type disclosed in Table 5. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.


TABLE 7 -- Allocation of the Allowance for Credit Losses

(dollars in thousands)             December 31, 1998           December 31, 1997          December 31, 1996
                               ---------------------------------------------------------------------------------
                                             Percent of                 Percent of                  Percent of
                                              Loans to                   Loans to                    Loans to
                                 Amount      Total Loans    Amount       Total Loans     Amount     Total Loans
                               ---------------------------------------------------------------------------------
Real estate:
    Residential                   $  1,258         23.3%    $  1,910          21.0%     $    855          18.4%
    Nonresidential                   4,005         30.1        4,413          33.1         2,898          32.6
    Construction
      and development                1,512          6.9          724           4.4           463           4.4
Commercial, industrial,
    and agricultural                 6,517         22.9        4,749          22.8         6,100          25.0
Home equity lines                      533          3.0          620           4.3           555           5.1
Consumer                             1,813          7.8        1,490           7.6           788           6.2
Leases                               1,459          5.0        1,246           5.6            --           6.5
Municipal tax-exempt
    obligations                         --          0.6           --           0.6            --           0.8
Other                                1,029          0.4            7           0.6           127           1.0
Not specifically allocated          11,170                    10,255                       8,458
                               ---------------------------------------------------------------------------------
Total allowance                   $ 29,296        100.0%    $ 25,414         100.0%     $ 20,244         100.0%
                               =================================================================================
Allowance for credit loss
    as a percentage of
    year-end loans                   1.85%                     1.94%                       1.88%

Year-end loans                  $1,582,781                  $1,311,364                  $1,078,719

It would also be expected that the amount allocated for any particular type will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that type. In other words, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance allocated.

Residential loans increased from the end of 1997 to the end of 1998 by 33%. The amount of allowance allocated to these loans decreased by 34%. The reasons for this are first that most of the growth in residential loans occurred in 1-4 family properties, which historically have a relatively low loss rate and secondly that during 1998, several larger residential loans for which losses were expected to be recognized were instead paid in full.

Nonresidential loans had the same kind of change in allocation--the loan balance was up from 1997 to 1998, but the allocation was lower. The reason for this is that one relatively large loan was reclassified from nonaccrual status. There had been a history for this loan of failure to pay according to the terms of the loan, but during 1998, payments were made according to terms and the Company significantly reduced its estimate of loss in the loan.

The increase in the allowance allocated to the other categories and to the not specifically allocated or unallocated portion of the allowance is proportional to the growth in the loan balances.

There is no allocation of allowance to RAL's at December 31 because all loans unpaid are charged-off prior to year-end. At the bottom of the table is the ratio of the allowance for credit losses to total loans for each year.

Credit Losses

Table 8, "Summary of Credit Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years. This ratio was adversely impacted in 1995 with the higher charge-offs in the RAL program and in 1994 and 1995 by problems with several large loan relationships at SBB&T related to commercial real estate.


TABLE 8 -- Summary of Credit Loss Experience
(dollars in thousands)                                                       Year Ended December 31
                                                1998          1997            1996            1995            1994
                                             --------------------------------------------------------------------------
Balance of the allowance for
   credit losses at beginning of year          $ 25,414       $ 20,244        $ 16,059        $ 16,680        $ 13,820
                                             --------------------------------------------------------------------------
Charge-offs:
   Real estate:
    Residential                                     369            498             822           1,202               4
    Non-residential                                 177             45           1,056           4,902              65
    Construction and development                     --             --              --              --              25
   Commercial, industrial,
     and agricultural                             1,883          2,335           1,616           1,267           1,252
   Home equity lines                                 --             --             264             156             340
   Tax refund anticipation                        7,221          5,946           1,123           4,402           3,030
   Other consumer                                 1,598            724             457             523             493
                                             --------------------------------------------------------------------------
     Total charge-offs                           11,248          9,548           5,338          12,452           5,209
                                             --------------------------------------------------------------------------

Recoveries:
   Real estate:
    Residential                                     329            268             172              62               9
    Non-residential                               1,341          1,876           2,330              21              11
    Construction and development                     --             --              --              --               1
   Commercial, industrial,
     and agricultural                             1,188          1,087             441             528             380
   Home equity lines                                 --            326              28             109              50
   Tax refund anticipation                        2,288          1,524           1,437             383             672
   Other consumer                                   861            343             166             277             210
                                             --------------------------------------------------------------------------
     Total recoveries                             6,007          5,424           4,574           1,380           1,333
                                             --------------------------------------------------------------------------

Net charge-offs                                   5,241          4,124             764          11,072           3,876
Allowance for credit losses recorded
     in acquisition transactions                     --            794              --              --              --
Provision for credit losses
     refund anticipation loans                    4,941          4,649           1,100           2,863           2,890
Provision for credit losses
     all other loans                              4,182          3,851           3,849           7,588           3,846
                                             --------------------------------------------------------------------------
Balance at end of year                         $ 29,296       $ 25,414        $ 20,244        $ 16,059        $ 16,680
                                             ==========================================================================
Ratio of net charge-offs to
   average loans outstanding                      0.37%          0.34%           0.08%           1.34%           0.51%
Ratio of net charge-offs to
   average loans outstanding
   exclusive of RAL's                             0.02%         (0.03%)          0.12%           0.86%           0.20%


Average Loans                                $1,407,395     $1,201,394      $  924,896      $  826,083      $  755,868
Average RAL's                                    (9,169)       (10,079)         (2,040)         (4,484)         (8,616)
                                             --------------------------------------------------------------------------
Average Loans, net of RAL's                  $1,398,226     $1,191,315      $  922,856      $  821,599      $  747,252
                                             ==========================================================================

Net Charge-offs                              $    5,241     $    4,124      $      764      $   11,072      $    3,876
RAL Net Charge-offs                               4,933          4,422            (314)          4,019           2,358
                                             --------------------------------------------------------------------------
Net Charge-offs, net of RAL's                $      308     $     (298)     $    1,078      $    7,053      $    1,518
                                             ==========================================================================

There are only two other banks in the country that have national RAL programs, so the net charge-off ratios for the Company are not comparable with those of other institutions unless the RAL net charge-offs are eliminated. The ratios of the net charge-offs to average loans and losses exclusive of RALs for the years of 1994 through 1998 are also shown. The corresponding ratios for the Company's FDIC peers are 1.08% for 1998, 1.03% for 1997, 0.89% for 1996, 0.69% for 1995,
and 0.54% for 1994 (Note A).

The lower ratios experienced by the Company in 1996, 1997, and 1998 are due to significantly higher levels of recovery than had occurred in prior years. With these recoveries, the allowance for credit loss has been relatively high in proportion to net charge-offs for these years. Management has considered this ratio carefully and has concluded that it is appropriate given the nature of the Company's loan portfolio as described above.

The Company's concentration in loans secured by real estate, specifically loans secured by nonresidential properties, causes a higher level of credit risk than would otherwise be the case. Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses tend to occur at roughly the same time. For example, in 1995, when real estate activity in the Company's market areas was at a low point, the Company's non-RAL charge-offs were approximately one half of the beginning allowance for credit loss. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

As noted above, recoveries have been significant in the last three years. With the exception of recoveries of prior year tax refund loans (Note H), recoveries in 1999 and subsequent years are expected to be substantially less than in the last three years. This is because almost all of the loans of any significant size that were charged-off in prior years and which the Company had a chance of collecting have been collected.

The lower amount of charge-offs and higher levels of recoveries in the last three years are also due to the improved economy. Federal banking regulators are advising that it is likely that 1998 represented the top of the credit cycle. Management realizes that the ratios of net charge-offs to loans seen in 1997 and 1998 are lower than may be experienced in future years.

Nonaccrual, Past Due, and Restructured Loans

Table 9 summarizes the Company's nonaccrual and past due loans for the last five years.


TABLE 9 -- Nonaccrual and Past Due Loans
(dollars in thousands)                                                     December 31
                                                 1998          1997           1996          1995          1994
                                               --------------------------------------------------------------------
Nonaccrual                                       $ 8,148      $ 11,245        $ 8,591      $ 11,453        $ 9,609
90 days or more past due                              78           855          1,437           656          2,024
Restructured Loans                                    --           174            279           513            147
                                               --------------------------------------------------------------------
Total noncurrent loans                           $ 8,226      $ 12,274        $10,307      $ 12,622        $11,780
                                               ====================================================================
Total noncurrent loans as per-
   centage of the total loan portfolio             0.52%         0.94%          0.96%         1.47%          1.49%
Allowance for credit losses as a percentage
   of noncurrent loans                              356%          207%           196%          127%           142%

Past Due Loans: Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and a diversity of secured consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. Collection efforts are being pursued on all nonaccrual loans. Consumer loans are an exception to this reclassification because they are charged-off if they become delinquent by more than 120 days if unsecured and 150 days if secured. Nonetheless, collection efforts are still pursued.

Restructured Loans: The Company's restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 9. The only restructured loans the Company has had at the end of the last five years that have not been classified as nonaccrual are reported in Table 9 on a separate line.

The trend from 1994 to mid-1995 was an increase in total noncurrent loans, reaching a high of $15.4 million at the end of the second quarter of 1995. Charge-offs, repayments by the borrowers, and strengthened credit administration, review, and analysis functions account for the decrease to $10.3 million at year-end 1996. The total increased at the end of 1997 to $12.3 million because of noncurrent loans acquired in the FVB and CSB transactions, but as a percentage of total loans, noncurrent loans slightly decreased. The major change during 1998 was the reclassification of the large loan mentioned in the section entitled "The Components of the Allowance for Credit Losses" out of nonaccrual status but the total was reduced as well by rigorous collection efforts.

Table 10 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.


TABLE 10 -- Foregone Interest
(in thousands)                                                     Year Ended December 31
                                                               1998          1997       1996
                                                             -----------------------------------
Interest that would have been recorded under original terms     $ 905       $1,837       $1,503
Gross interest recorded                                           669          930          885
                                                             -----------------------------------
Foregone interest                                               $ 236        $ 907        $ 618
                                                             ===================================

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


TABLE 11 -- Detailed Deposit Summary
(dollars in thousands)                                            Year Ended December 31
                                              1998                         1997                        1996
                                    -----------------------------------------------------------------------------------
                                       Average                      Average                     Average
                                        Balance      Rate            Balance     Rate           Balance      Rate
                                    -----------------------------------------------------------------------------------
NOW accounts                           $   278,176     1.11 %       $   246,545   1.08 %        $   210,114   1.11 %
Money market deposit accounts              552,760     3.40             526,282   3.53              516,350   3.61
Savings accounts                           187,213     2.30             159,704   2.44              142,654   2.43
Time certificates of deposit for
    less than $100,000 and IRA's           426,769     5.32             343,905   5.51              234,466   5.92
Time certificates of deposit for
    $100,000 or more                       300,215     5.28             230,240   5.42              168,854   4.71
                                    ---------------              ---------------             ---------------
Interest-bearing deposits                1,745,133     3.71 %         1,506,676   3.76 %          1,272,438   3.64 %
Demand deposits                            441,670                      339,018                     263,491
                                    ---------------              ---------------             ---------------
                                       $ 2,186,803                  $ 1,845,694                 $ 1,535,929
                                    ===============              ===============             ===============

The average rate paid on all deposits, which had increased from 3.64% in 1996 to 3.76% in 1997, decreased in 1998 to 3.71%. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits that pay a fixed rate for some specified term like certificates of deposit than with deposit types that have administered rates. Administered rate deposit accounts like NOW, money market deposit accounts ("MMDA"), and savings, are those products which the institution can reprice at its option based on competitive pressure and need for funds. With time deposit accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are replaced will bear the new rate. There was some decline in market rates in the latter part of 1998 and this is most apparent in the decline in the rates paid for MMDA.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 11, however, this has not been the case. There were two primary reasons for this anomaly.

First, while steady, loan demand has not been particularly high in the California economy. This has permitted the Company to fund the loan growth from existing deposits. Without the need to generate new deposits to keep up with loan growth, the Company has been reluctant to offer premium rates to encourage large deposits that are not the result of stable customer relationships. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, such as Federal funds. Since Federal funds sold earned less than 5.5% during the last several years, the spread between the cost of premium rate CD's and the earnings on the potential uses of the funds was very small.

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


TABLE 12 -- Maturity Distribution of Time
            Certificates of Deposit of $100,000 or More

(in thousands)                                                December 31
                                               1998             1997               1996
                                           --------------------------------------------------
Three months or less                        $ 166,562        $ 114,396           $ 73,789
Over three months through six months           74,518           68,385             43,287
Over six months through one year               65,355           75,386             43,308
Over one year                                  17,241           23,663             15,745
                                           --------------------------------------------------
                                            $ 323,676        $ 281,830          $ 176,129
                                           ==================================================

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by some of the securities in the Company's portfolios. Some banks use these agreements to borrow from other banks in order to provide temporary liquidity. In contrast, the Company almost exclusively provides these instruments in amounts over $100,000 to business customers for their cash management. Most of the agreements are for terms of a few weeks to 90 days. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. Information about the balances and rates paid is shown in Note 10 to the consolidated financial statements. The average rate paid in 1998 of 4.44% was slightly lower than the 4.54% for 1997, consistent with other market rates of interest in the last year. The average balance for these arrangements varies with economic activity as these customers have more or less cash to invest. The increased averages during 1998 and 1997 reflected the improved local economy and lower rates offered on deposit products.

Federal funds purchased are a form of overnight borrowing from other banks. The Company purchases funds each day to accommodate other local community banks on the Central Coast that have excess cash to invest overnight. The related interest expense is tied to the rate that the Company receives for its excess cash sold as Federal funds to larger financial institutions. Information on the balances and rates paid for these funds is also disclosed in Note 10 to the consolidated financial statements. During the last three years, the Company has occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. Because these are overnight borrowings, the average rate paid to various parties on any one day may vary substantially from the average rate for the year. Typically, the Federal funds rate is quite volatile on the last day of the year. This accounts for the high rate paid on these funds the last day of both 1997 and 1996 compared to the average for the year. The Company received correspondingly higher interest on the Federal funds it sold those days. The lower rate at the end of 1998 compared to the average rate for the year is due more to declining rates during the latter part of the year than to abnormal rates on the last day.

Other Real Estate Owned

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. As explained in Note 1 to the consolidated financial statements, the Company held some properties at December 31, 1998 and 1997, but had written their carrying value down to zero to reflect the uncertainty of realizing any proceeds from their disposal.

As part of the loan application process, the Company reviews all real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.

Nonearning Assets

For a bank, nonearning assets are those assets like cash reserves, equipment, and premises that do not earn interest. The ratio of nonearning assets to total assets is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in nonearning assets either lessens the amount of interest that may be earned or it requires the investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management believes that a low level of nonearning assets is part of a prudent asset/liability management strategy to reduce volatility in the earnings of the Company. The ratio of nonearning assets to total assets has remained very low during the last three years with an average of 6.76% in 1996, 6.15% in 1997, and 6.33% in 1998. As a result of the two acquisitions noted above, the Company recorded approximately $17 million in goodwill and approximately $3 million in premises, equipment and other nonearning assets. This addition to nonearning assets was offset by the implementation in December 1996 of a reclassification of a large proportion of the Company's transaction accounts to nontransaction status. This has reduced the amount of cash reserves that must be held against these accounts at the Fed where they do not earn interest.

As of December 31, 1998, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 10.74%. Using the Company's average asset size and average rate of 5.52% earned in 1998 on money market investments, having an extra 4.41% of assets earning interest meant the Company had $113.9 million more in earning assets compared with its peers and earned $6.3 million in pre-tax income on those assets. These additional earnings are somewhat offset by higher lease expense, additional equipment cost, and occasional losses taken on quick sales of foreclosed property. Overall, however, Management believes that these steps give the Company an earnings advantage. This efficient use of assets allows the Company to produce a given amount of revenue with substantially less risk than its competition as additional deposits or borrowings do not have to be obtained to fund the assets generating the revenue.

Other Operating Income

Fees earned by the Trust and Investment Services Division remain the largest component of other operating income, reaching $11.5 million in 1998. Fees increased by $1,476,000 or 15% over 1997. The market value of assets under administration on which the majority of fees are based increased from $1.8 billion at the end of 1997 to $2.0 billion at the end of 1998. Included within total fees in 1998 were $1,227,000 for trusteeship of employee benefit plans and $569,000 from the sales of mutual funds and annuities. The Company provides assistance to customers to determine what investments would best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The funds and annuities are not operated by the Company, but instead are managed by registered investment companies. The Division also provides investment management services to individuals and organizations.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is tax refund transfer fee income which totaled $4.8 million in 1998. As explained in the previous discussion on the tax refund programs, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income in 1999 and beyond.

The Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

Other Operating Expense

Total other operating expenses have increased over the last three years as the Company has grown. These expenses are often calculated as a proportion of total assets as a means of comparing their level with other financial institutions. As a percentage of average earning assets, these expenses have risen slightly in 1998 to 4.47% from 4.08% and 4.23% for 1997 and 1996 respectively.

While other operating expense decreased from 1996 to 1997 as a percentage of average earning assets, there was an increase in the dollar amount of these expenses. This increase is largely related to the nonrecurring expense incurred in connection with the acquisitions of FVB and CSB. Most of these expenses related to the acquisitions were recognized in 1997 while the Company benefited for only three quarters of 1997 from the assets obtained from FVB and only one quarter from the assets obtained from CSB.

The increase from 1997 to 1998 is primarily due to expenses related to the merger with PCB. The Company incurred $11.7 million in other expenses for the merger. The nature of these expenses is explained in the section of this Discussion titled "Merger with Pacific Capital Bancorp". Nonetheless, the ratio for 1998 is lower than the average ratio of 4.63% for its FDIC peer group for 1998. The fact that it is lower is notable for several reasons.

The first is that it is exceptional for a financial institution the size of the Company to have such a large trust division. The expenses of this division (approximately $5.4 million in 1998) are included in the general category of other operating expenses (the numerator of the ratio), but the only earning assets associated with the division (the denominator of the ratio) arise from trust customer funds deposited with the Company, which averaged $47.9 million in 1998. All other assets administered by the division are not recorded as Company assets because they are invested in securities of other companies or other assets.

The second reason is the high proportion of premises that are leased rather than owned by the Company. This results in increased lease expense, but, as noted above, by not committing funds to the purchase of premises, the Company is able to substantially increase its net interest income.

An alternative ratio to use in comparing the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio, which takes into account the trust fee income and interest income available by not owning premises, measures how much noninterest expense is spent in earning a dollar of revenue. The Company spent 62.1 cents in 1998 for each dollar of revenue compared to 56.0 cents for its FDIC peers. Without the merger expenses, the Company's ratio would have been 55.2 cents. Along with the generation of noninterest income, expense control has been set as a priority for 1999.

Within the whole category of other operating expense, salary and benefit expenses have increased 29.6% from 1996 to 1998 compared to a 41.6% increase in average earning assets for the same period. In most years the rate of increase in staff is less than the rate of growth in the Company's assets (if the growth in off-balance sheet fiduciary assets is also considered). The number of staff has increased for several reasons. In addition to the eight new offices acquired in the FVB and CSB transactions, eight new branch offices have been opened since the start of 1994. It generally takes several years for new offices to attract sufficient deposits to offset the personnel expense.

Net occupancy and equipment expense have increased from 1996 to 1998 by 29.4% because of some branch office renovation, increases in lease expense, upgrading of equipment to handle increased transaction volumes and to maintain technological competitiveness, and the addition of new offices.

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

The Company, as a bank holding company, is required by the FRB to maintain a risk-based capital ratio of at least 8.0%. At the end of 1998, the Company's ratio was 11.7%. The minimum levels established by the FRB, the minimum levels necessary to be considered well capitalized by regulatory definition and the Company's ratios as of December 31, 1998 are presented in Note 17. It is Management's intent to maintain capital in excess of the well capitalized requirement. As of year-end all ratios exceed this threshold. SBB&T and FNB are also required to maintain a risk-based capital ratio of 8.0%. SBB&T's ratio at the end of 1998 was 10.6% and FNB's was 12.5%. Sanbarco has no minimum capital requirements.

The risk-based capital ratio is strongly impacted by the management of the securities portfolios because the U.S. Treasury securities are assigned a zero risk weighting and other instruments in which the Company has often placed a significant amount of funds such as U.S. agency securities, state and municipal securities, Federal funds sold, and bankers' acceptances have a 20% risk weighting.

The Company's ratio decreased from 15.8% for year-end 1996 to 11.7% for year-end 1998 as the result of the two acquisitions and the shift in the securities portfolios to 20% risk weighted assets. The FVB and CSB acquisitions were specifically structured so that only cash consideration was paid to their shareholders in order that the earnings from the additional net assets would not be diluted by the issuance of additional shares. Although total capital did not change as a result of the purchase of FVB and CSB since the consideration paid was cash only, Tier 1 capital and total risked-based capital were reduced by the amount of goodwill recognized. The shift in the portfolio is the result of reducing the proportion of Treasury securities in favor of agency securities and CMOs to improve interest income.

Future Sources and Uses of Capital and Expected Ratios

The Company is trying to increase loans as a percentage of total assets in order to increase net interest income. Except for most 1-4 family residential loans, loans are risk-weighted at 100%. If Management's projections for loan growth are reached in 1999, the Company's risk-based capital ratio should decrease. However, Management intends and expects that the Company and the subsidiary banks will continue to exceed the minimum standards for well capitalized institutions because of sustained growth in capital resources.

Net income has provided $81.6 million in capital in the last three years. Of this amount, $32.9 million, or 40.3% was distributed in dividends.

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

The net increase to capital from the exercise of options is lessened by the ability of employees to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 1998, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $11,057,000 or 47.5% percent of the net growth in shareholders' equity in that year. At December 31, 1998, there were approximately 1,098,243 options outstanding and exercisable at less than the current market price, with an average exercise price of $7.23. This represents a potential addition to capital of $7.9 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $7.9 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

Tender Offer and Other Share Repurchase

As disclosed in Note 9 to the accompanying consolidated financial statements, in 1997 the Company offered to purchase up to 1,000,000 shares of common stock duly tendered by February 21, 1997. The number of shares tendered on that date were 130,494 or 0.9% of the then outstanding shares. The Company paid $15.00 per share or approximately $2.0 million for the stock tendered, which was accounted for as a retirement of shares and reduction of capital in 1997. As explained in the tender offer, this action was taken: 1) to provide shareholders with larger holdings an opportunity to sell shares if they had not been able to because the market was not able to absorb larger blocks; and 2) because the significant earnings growth over the last several years had resulted in an accumulation of capital in excess of current and anticipated needs.

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. In 1998, because the merger with PCB was accounted for as a pooling-of-interests, the Company suspended purchases at the initiation of the merger discussions and repurchased only 150,000 shares compared to the issuance of 807,000 shares resulting from the exercise of stock options.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1998, except as reported in Note 18 to the consolidated financial statements. Legal limitations on the ability of the subsidiary banks to declare dividends to the Bancorp are discussed in Note 17.

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

The subsidiary banks are required by the provisions of the federal Community Reinvestment Act ("CRA"), to make significant efforts to ensure that access to banking services is available to every segment of the community. They are also required to comply with the provision of various other consumer legislation and regulations. The Company and the banks must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

The FRB and the California Department of Financial Institutions conduct periodic examinations of the Company and SBB&T to verify that the reporting is accurate and to ascertain that the Company and the SBB&T are in compliance with regulations.

The Federal banking agencies may take action against a bank holding company or a bank should it find that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank which is not acting in a safe and sound manner. Given the strong capital position and performance of the Company and the banks, Management does not expect to be impacted by these types of restrictions in the foreseeable future.

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

The Company's objective is to ensure adequate liquidity at all times by maintaining liquid assets, by being able to raise deposits and liabilities, and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and lost opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets.

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

Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity include the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the Federal Home Loan Bank for short-term advances, and access to the Federal Reserve Bank's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RALs.

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

Long term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long term liquidity sources include initiating special programs to increase core deposits in expanded market areas, reducing the size of securities portfolios, taking long-term advances from the Federal Home Loan Bank, securitizing loans, and accessing capital markets. The fixed-rate loans the Company borrowed from the Federal Home Loan Bank to fund the purchase of the lease portfolio in 1996 and the retention of a portion of the 30-year fixed rate residential real estate loans is an example of coordinating a source of long term liquidity with asset/liability management. Had the Company used immediate or intermediate sources of liquidity to fund these assets, the negative gap for the next three months would have been larger, subjecting the Company to greater exposure from rising interest rates.

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

The Company has substantial differences between book income and taxable income due to the temporary differences noted above and due to permanent differences like the tax-exempt income from state and municipal securities. These differences were not sufficient the last three years to trigger the AMT rate but the Company did pay taxes under AMT in 1995. The extra tax paid under the AMT calculation for 1995 was allowable as a credit against 1996 taxes. The lowest effective tax rate for the Company occurs at the point that the regular tax computation and the AMT computation result in the same tax amount. The Company therefore tries to stay very close to this crossover point. In these circumstances, the Company carefully considers the impact of new purchases of tax-exempt securities and other transactions which might cause the AMT to come into effect.

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

The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. For the years 1998, 1997, and 1996, the Company has declared cash dividends which were 54.5%, 39.2%, and 40.0%, respectively, of its net income. The Company's policy is to pay dividends of approximately 35%-40% of the last 12 months earnings. Because earnings were significantly reduced in 1998 by the one-time merger expenses, the ratio for 1998 is higher than usual. The most recent information for the Company's peers shows an average payout ratio of 27.6%.

Merger with Pacific Capital Bancorp

On December 30, 1998, SBB completed its merger with PCB and assumed the name of its merger partner to most clearly reflect the broad geography of the new multi-bank organization.

Description of the Transaction: The agreement provided for PCB shareholders to receive 1.935 shares of SBB stock in exchange for each of their shares. Based on the closing price of SBB stock as of the date of the merger, the value of the merger was approximately $216 million, 2.8 times the book value of PCB. The former shareholders of SBB now hold approximately 64% of the Company and the former shareholders of PCB now own approximately 36%. The transaction was accounted for as a pooling of interests. As such, all financial results for periods prior to the merger are reported as if the merger occurred at the beginning of the earliest period presented.

Reasons for the Merger: The Company maintains a vision to build an enduring franchise as THE independent community bank organization on the Central Coast of California. In order to meet shareholder expectations and fulfill this vision, the Company needs to average annual net income equating to 16% or more of shareholders' equity. With the strong growth in income generated by many community banks, it has become increasingly difficult for banks to grow earnings as fast as capital. The opportunity to merge with a quality partner which has a record of excellent historic earnings and strong future earnings potential fit our vision and our financial objectives.

SBB&T has achieved a very high market share, consistently holding more deposits in its traditional Santa Barbara market area than the next two largest financial institutions combined. While SBB&T has always welcomed the opportunity to serve new customers, efforts to increase earnings at the required pace by attempting to substantially increase its market share in this market area would be prohibitively expensive. Therefore the Company expanded into new market areas in Northern Santa Barbara County and Western Ventura County both by opening new offices and by the acquisition of FVB and CSB.

Expanding farther than this from its Santa Barbara headquarters requires that the Company benefit from economies of scale to offset the costs of providing support over the greater distance. New offices typically take several years to generate the required asset base to become profitable and there is always uncertainty as to whether this will occur even over time. The alternative is to look to significant merger partners in high growth markets.

PCB had consistently excellent financial results and a low level of credit losses. Additionally, both companies shared similar customer profiles, common employee cultures, comparable operating philosophies, strong reputations for delivering high quality customer service, and a long-standing commitment to community service and involvement. After weighing the alternative means of continuing to meet shareholder expectations for return on their investment and the ratio of price paid to value received in this particular transaction, the Management and Directors of SBB agreed that this transaction was an important component of both meeting their vision and shareholders' expectations.

The combined company remains headquartered in Santa Barbara. The two former subsidiaries of PCB, FNB and SVNB, merged into one bank shortly before the merger with SBB. The subsidiary banks will continue to operate and serve their customers in the same manner as before the merger. Management team members and boards of directors of each bank will continue to work in their local markets, ensuring local leadership, accountability and responsiveness. These are critical elements in preserving the unique cultures and identities which have contributed to the performance of each merger partner.

Costs to Effect the Merger: A variety of costs have been and will be incurred to complete the merger. These include: (1) professional fees paid to accountants, attorneys, consultants, and investment bankers; (2) expenses to fulfill or cancel various employment and service contracts; and (3) costs to convert PCB's data processing and other operational systems to the ones used by SBB. In 1998, PCB and SBB incurred $8.3 million of these merger-related costs after taxes. Costs incurred to actually consummate the merger, such as fees paid to investment bankers, consultants, and attorneys to plan and negotiate the deal, are not deductible for income tax purposes.

Implementation of the Merger: Administrative units and some operation support units have already been combined. Integration of the data processing and teller automation systems is expected to be completed by the end of the second quarter of 1999. These steps will generate the merger savings that are expected to make the transaction accretive to earnings per share in the first full operating year for the combined company.

The Company's subsidiary banks differentiate themselves from other financial institutions in their market areas by their high level of responsiveness to customer needs. It is clearly recognized that the value of merger cost savings would be compromised from the customer disaffection that would result if the conversion process should in any way negatively impact service levels. Therefore, the timetable for the integration has been carefully structured and conservatively paced to ensure that the process is well executed and as transparent as possible to customers, while still achieving necessary savings.

Market Areas After Merger: FNB maintains offices in Monterey, Salinas, Carmel, Watsonville, and Soledad. Offices in Gilroy, Morgan Hill, Hollister, and San Juan Bautista are operated under the name of SVNB. SBB&T has 27 offices in Santa Barbara and Ventura Counties.

Year 2000 Project

The following is a summary of the exposure or risk the Company faces related to the impact of the Year 2000 and the process the Company is using to address these risks. A successful response to the Year 2000 or Century Date Change problem has the highest priority among the Company's current projects. The Company has initiated a comprehensive project to ensure success. The project covers all areas of the Company's operations including data processing systems, telecommunications and data networks, building facilities and security systems, vendors and customers risk, contingency planning, and customer and shareholder communications.

Reliance on Estimates and Assumptions

This section contains a number of forward-looking statements based on significant estimates and assumptions. Among these are:

    o the number of critical systems which must be evaluated, modified or replaced, and tested,
    o the extent of work necessary to modify critical systems that it is not practicable to replace,
    o  the continued availability of internal and external resources,
    o  the cost of these resources,
    o  the time required to accomplish the tasks, and
    o  the cost of needed equipment.

However, additional information may come to light that will require changes to these estimates and assumptions, and that actual results could differ. Management believes it will be able to make the necessary modifications in advance, however, failure to complete the modifications may have a material adverse effect on us.

Reliance on the Computer Systems of Other Parties

By the nature of our business, we place a high degree of reliance on computer systems of third parties, such as customers, vendors, and other financial and governmental institutions. Although we are assessing the readiness of these third parties and preparing contingency plans in the event that their systems are not "compliant" (Note K), the failure of these third parties to modify their systems in advance of December 31, 1999, may have a material adverse effect on us.

Estimate of the Cost to Address Year 2000

Management estimates that the total cost of our Year 2000 project will be approximately $2.5 million, of which a portion relates to capital expenditures that will be capitalized and depreciated over their useful lives. The remaining amount will be included in noninterest expense in the period incurred. As of December 31, 1998, we had spent approximately $911,000 on our Year 2000 project. Of this amount, $310,000 related to capital expenditures. The majority of the estimated $1.6 million remaining to be spent is expected to be included in various categories of noninterest expense during 1999.

Work on the project is being performed both by internal staff re-assigned from less time-critical tasks and by consultants engaged by the Company. Of the $1.6 million to be included in noninterest expense, we have assumed that approximately $1.3 million will be spent on salaries and consultants. This assumes both that the actual amount of work to complete the project and the actual mix between internal staff and consultants do not vary significantly from Management's estimates.

The funding for the cost of our Year 2000 project is coming from normal operating cash and we are staffing the project with external resources as well. Estimated total costs could change further as analysis continues.

Project Phases

The Company has structured its response to the Year 2000 problem into five phases: awareness, assessment, renovation, validation/certification, and implementation.

Table 13 briefly describes each of these phases of the project and gives the planned completion date, the actual completion date if finished or the percentage of completion as of December 31, 1998 if not yet complete. As measured by effort days planned and expended as of December 31, 1998, the overall project was 79% complete.

TABLE 13 -- Year 2000 Summary Plan
                                                       Date of Actual
                                         Date of        Completion or
                                         Planned        Percentage of
     Phase          Description        Completion        Completion

Awareness       Communication and   June 30, 1997     June 30, 1997
                survey efforts to
                ensure that the
                Board of Directors
                and all employees
                understood the
                nature and
                importance of the
                Year 2000 problem
                and the risks of
                failing to
                adequately address
                the issue

Assessment      Identify all of     September 30,     September 30,
                the critical        1997              1997
                systems in the
                Company to
                determine the
                scope of the
                necessary
                response. For each
                critical system
                purchased from a
                third-party
                vendor, decide
                whether the vendor
                can provide the
                Company with a
                "compliant"
                version of the
                system

Renovation      Make modifications  December 1, 1998  93% Complete.
                to test copies of
                critical systems
                or install
                replacement
                systems in test
                environment

Validation/     Test modified or    March 30, 1999    59% Complete.
Certification   replaced system

Implementation  Installation of     June 30, 1999     59% Complete.
                certified systems
                into production

In the assessment phase, the Company assigned a priority to each system, indicating the importance of the function to our continuing operation. This assignment ensures that resources are delegated based on their relative importance. We have prioritized projects as "Critical" and "Non-Critical". Critical systems include those that are vital to providing a core customer service like the loan and deposit data processing systems and those that are essential to the financial condition of the Company like the systems that support the wire transfers between the Company and other financial institutions.

Of the 117 systems identified by Management as critical, at December 31, 1998, 31 had been certified as compliant, 71 were expected to be compliant but testing and certification was not complete, and for 15 the necessary modifications or revisions had not yet been installed.

With the highly integrated systems used by the Company, testing cannot simply be done on an individual basis. Instead, testing of systems must be conducted together in a separate test computer environment where dates are set forward in order to identify and correct prior to the actual end of the century.

The century date change does not only impact computer systems running banking or financial applications. Some of the Company's building security and operations, such as power management, ventilation, and building access are controlled by special purpose microprocessors built into the equipment. All building facilities are presently being evaluated, and we expect all systems using these control to be confirmed as Year 2000 ready by June 1999.

We rely on customers, vendors, and governmental and other financial institutions to undertake similar preparations for the Year 2000 so that their operations will not be interrupted. Such interruption to customers could threaten their ability to meet the terms of their debt service. For vendors, such interruptions could limit their ability to provide essential services or supplies to the Company. For governmental and other financial institutions, such interruption could impact the Company's ability to process checks for its customers and to obtain funds to meet its obligations.

Among customers, borrowers represent the most exposure to the Company. As of December 31, 1998, the Company's loan officers and the independent company engaged to do loan review have assessed the largest borrowers and others that have been identified as possibly presenting higher than normal risk of default by being unprepared for the century date change. Plans for these customers have been developed to minimize the impact to the Company by their possible failure to adequately address their Year 2000 situation.

In general, the Company has less leverage over vendors than customers. That is, while the Company can require borrowers to supply information regarding their readiness preparations for the century date change, it must rely on vendors to volunteer information regarding their preparations. The Company has been reviewing vendors of critical services and supplies and has included consideration of alternate sources for these services and supplies in its contingency planning. However, there are no available alternatives for some suppliers, such as power distribution and local telephone companies. The Company operates in the financial services industry which is highly regulated and so do these vendors. The Company is consulting with these vendors regarding their readiness as well as tracking the public information available on these vendors. Management will use this information in its contingency planning.

The banking regulators have expended a great amount of effort to assist and guide financial institutions through their readiness preparations. These regulators are aware of the interdependent nature of the industry and the high degree of reliance each institution places on the systems of other institutions. This is especially the case in transaction settlement. This is the process whereby one institution presents checks deposited with it by its customers that are drawn on the accounts of another institution. Provisions are being made with the FRB and other institutions functioning as a clearinghouse to test these payment systems.

Of course, the Company has been working closely with vendors providing software and data processing equipment as part of the process of ensuring both that the Company's systems are compliant as of January 1, 2000 and that they can continue to support their products beyond that date.

Risks Associated with Year 2000

The three principal risks associated with the Year 2000 problem are: (1) that the Company will not have been able to successfully replace or modify its critical systems; (2) that our operations are disrupted due to operational failures of third parties; and (3) that borrowers and/or funds providers are unable to repay their debts or provide us with funds as contracted due to an interruption in their business.

The Company is fully able to respond to only the first of these risks and is dependent on third parties to adequately address their own systems to mitigate the other two. Based on the project steps outlined above, Management believes the necessary replacements or modifications will be completed on schedule.

The consequences of the failure of third parties may jeopardize our operations depending on the nature and duration of the failures. Like most businesses, the most serious impact on our operations would result if basic services such as telecommunications or electric power are interrupted beyond the January 1 holiday. Next in seriousness would be if payment settlement services provided by other financial institutions and governmental agencies were interrupted for more than a day or two.

As described above, the customer and funds provider assessments included the development of plans to manage these risks.

Progress Assessment and Reporting

The manager of the Company's information technology division measures progress on the project monthly and reports to the Company's senior leadership team. Quarterly reports are made to the Board of Directors. The Company's risk management division and the federal bank examiners regularly assess our Year 2000 preparations. Their reports are reviewed by the Board of Directors.

Contingency Plans

The Company is developing Year 2000 contingency plans. These plans will address the actions we would take if: (1) it becomes apparent that the process of replacing or modifying a system falls behind plan such that it is unlikely the system will be compliant when needed; (2) if critical business functions cannot be carried out in the normal manner after the century date change due to system or supplier failure.

The development of these plans involves specifying hypothetical scenarios and determining which scenarios are significant for each critical business unit. Suggested courses of action are then formulated and tested for effectiveness. The hypothetical scenarios must involve both system-wide or regional failures as well as individual critical operating units. We expect to complete development of these plans in June 1999.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Management's Discussion and Analysis of Financial Condition and Results of Operations

Note A

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its FDIC peers. For 1998, the peer group generally is all FDIC banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Fourth Quarter 1998, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

The peer group information for the dividend payout ratio is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 1998.

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

Note E

In Table 1, the net deferred loan origination, commitment, and extension fees and the allowance for loan and lease losses are included in the column titled "Noninterest-bearing or nonrepricing items."

Note F

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1998, 1 year U.S. Treasury notes sold at a price that yielded 4.52% while 30 year notes sold at a price that yielded 5.09%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter" when there is not as much of a difference.

Note G

While banker's acceptances generally result from the financing of a shipment of goods between a particular purchaser and seller, in financial markets they function as a negotiable short-term debt instrument.

Note H

In the tax refund loan program, most of the collections on prior year loans that were charged-off come about when the taxpayer applies for a loan or transfer the next year. The loan proceeds or transfer amount for the next year is reduced by the amount of the unpaid loan. The Company has entered into cross-collection agreements with the other two banks offering national programs to repay amounts due from prior years should the taxpayer apply for a loan or transfer in a subsequent year with one of the other different financial institutions.

Note I

A large number of home mortgage loans may be grouped together by a financial institution into a pool. This pool may then be securitized and sold to investors. The payments received from the borrowers on their mortgages are used to pay the investors. The mortgage instruments themselves are the security or backing for the investors and the securities are termed mortgage-backed.

Collateralized mortgage obligations are like mortgage-backed securities in that they involve a pool of mortgages. However, payments received from the borrowers are not equally paid to investors. Instead, investors purchase portions of the pool that have different repayment characteristics. This permits the investor to better time the cash flows that will be received.

Asset-backed securities are like mortgage-backed securities except that loans other than mortgages are the source of repayment. For instance, these might be credit card loans or auto loans.

Note J

LIBOR is an acronym for London Interbank Offering Rate. Originally a rate used primarily in international banking, it is now commonly used as an index rate for many financial transactions.

Note K

Systems that can successfully address the century date change are termed "Year 2000 compliant."

Item 8. Financial Statements and Supplementary Data

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages (in the printed version) indicated:


Management's Responsibility for Financial Reporting              43

Report of Independent Public Accountants--Arthur Andersen LLP    44

Independent Auditors' Report--KPMG LLP                           45

Consolidated Balance Sheets as of December 31, 1998 and 1997     46

Consolidated Statements of Income for the years
      ended December 31, 1998, 1997, and 1996                    47

Consolidated Statements of Comprehensive Income for the
      years ended December 31, 1998, 1997, and 1996              48

Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1998, 1997, and 1996      49

Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997, and 1996                          50

Notes to Consolidated Financial Statements                       51


The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data                                         81

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The Management of Pacific Capital Bancorp (the "Company") is responsible for the preparation, integrity, and fair presentation of the Company's annual consolidated financial statements and related financial data contained in this report. With the exception that some of the information in Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a tax-equivalent basis to improve comparability, all information has been prepared in accordance with generally accepted accounting principles and, as such, includes certain amounts that are based on Management's best estimates and judgments.

The consolidated financial statements presented on pages 46 through 50 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1998, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1998, Pacific Capital Bancorp's internal control structure was effective in achieving the objectives stated above.

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






David W. Spainhour         William S. Thomas, Jr.     Donald Lafler
President and              Vice-Chairman and          Senior Vice President and
Chief Executive Officer    Chief Operating Officer    Chief Financial Officer
Pacific Capital Bancorp    Pacific Capital Bancorp    Pacific Capital Bancorp

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Pacific Capital Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Pacific Capital Bancorp for fiscal years prior to its acquisition during 1998 by Santa Barbara Bancorp, in a transaction accounted for as a pooling of interests, as discussed in Notes 1 and 19 to the accompanying consolidated financial statements. Such statements are included in the accompanying consolidated financial statements of Pacific Capital Bancorp and reflect total assets of 32.4 percent for 1997 and net income of 33.5 percent and 27.8 percent, respectively for 1997 and 1996, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Pacific Capital Bancorp prior to the merger, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Los Angeles, California
February 5, 1999

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheet of the former Pacific Capital Bancorp and subsidiaries (prior to its merger into Santa Barbara Bancorp) (the Company) as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the former Pacific Capital Bancorp and subsidiaries (prior to its merger into Santa Barbara Bancorp) as of December 31, 1997, and the results of their operations and their cash flows for years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



KPMG LLP


Mountain View, California
January 23, 1998

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
(in thousands)                                                             December 31
                                                                     1998               1997
                                                              ---------------------------------
Assets:
    Cash and due from banks (Note 5)                             $  114,206         $  117,781
    Federal funds sold                                               69,890             74,405
    Money market funds                                                1,567              2,132
      Total cash and cash equivalents                               185,663            194,318
    Securities (approximate market value of $808,388
        in 1998 and $753,778 in 1997) (Note 2):
      Held-to-maturity                                              194,769            229,037
      Available-for-sale                                            596,996            508,642
        Total securities                                            791,765            737,679
    Bankers' acceptances and commercial paper                        19,888             49,400
    Loans (Note 3)                                                1,582,781          1,311,364
      Less: allowance for credit losses (Note 4)                     29,296             25,414
        Net loans                                                 1,553,485          1,285,950
    Premises and equipment, net (Note 6)                             29,916             28,926
    Accrued interest receivable                                      15,944             15,682
    Other assets (Notes 8 & 19)                                      52,757             45,150
                                                              ---------------------------------
Total assets                                                     $2,649,418         $2,357,105
                                                              =================================

Liabilities:
    Deposits (Note 7):
      Noninterest bearing demand deposits                         $ 498,266          $ 440,400
      Interest bearing deposits                                   1,831,410          1,647,153
        Total deposits                                            2,329,676          2,087,553
    Securities sold under agreements to repurchase
      and Federal funds purchased (Note 10)                          27,796             21,293
    Long-term debt and other borrowings (Note 11)                    44,953             39,000
    Accrued interest payable and
      other liabilities (Notes 8, 13, and 15)                        32,993             18,535
                                                              ---------------------------------
        Total liabilities                                         2,435,418          2,166,381
                                                              ---------------------------------
Commitments and contingencies (Note 18)
Shareholders' equity (Notes 9, 13 and 17):
    Common stock -- no par value, $0.33 stated value; shares
      authorized: 40,000; shares issued and outstanding:
      24,209 in 1998 and 23,552 in 1997.                              8,071              7,851
    Surplus                                                          95,498             88,454
    Accumulated other comprehensive income (Note 1)                   3,496              1,768
    Retained earnings                                               106,935             92,651
                                                              ---------------------------------
        Total shareholders' equity                                  214,000            190,724
                                                              ---------------------------------
Total liabilities and shareholders' equity                       $2,649,418         $2,357,105
                                                              =================================

The accompanying notes are an integral part of these consolidated balance sheets.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)                            Year Ended December 31
                                                              1998             1997           1996
                                                          ---------------------------------------------
Interest income:
    Interest and fees on loans (Note 3)                       $ 138,414        $ 119,984      $ 90,636
    Interest on securities:
      U.S. Treasury obligations                                  14,436           15,229        17,091
      U.S. agency obligations                                     7,023            4,669         6,193
      State and municipal securities                              9,345            8,312         7,365
      Collateralized mortgage obligations                        13,337            7,302         2,859
      Asset-backed securities                                       716              181            --
      Equity securities                                             493              540           158
    Interest on Federal funds sold and securities
      purchased under agreement to resell                         8,653            7,136         4,934
    Interest on money market funds                                  162              663           500
    Interest on bankers' acceptances                                937            4,134         3,800
                                                          ---------------------------------------------
         Total interest income                                  193,516          168,150       133,536
                                                          ---------------------------------------------
Interest expense:
    Interest on deposits (Note 7)                                64,770           56,582        46,298
    Interest on securities sold under agreements
      to repurchase and Federal funds purchased
      (Note 10)                                                   1,098            1,512         1,897
    Interest on long-term debt and other
      borrowings (Note 11)                                        2,245            2,496           173
                                                          ---------------------------------------------
         Total interest expense                                  68,113           60,590        48,368
                                                          ---------------------------------------------
Net interest income                                             125,403          107,560        85,168
Provision for credit losses (Notes 1 and 4)                       9,123            8,500         4,949
                                                          ---------------------------------------------
Net interest income after provision for credit losses           116,280           99,060        80,219
                                                          ---------------------------------------------
Other operating income:
    Service charges on deposit accounts                           9,116            8,090         7,026
    Trust fees (Note 1)                                          11,461            9,985         8,441
    Other service charges, commissions and fees
      (Note 12)                                                  13,964            9,365         6,270
    Net gain (loss) on sales and calls of securities
      (Notes 1, 2, and 8)                                           214             (395)         (799)
    Other income                                                  1,217            1,455         1,164
                                                          ---------------------------------------------
         Total other operating income                            35,972           28,500        22,102
                                                          ---------------------------------------------
Other operating expense:
    Salaries and other compensation (Note 16)                    40,178           34,334        30,398
    Employee benefits (Notes 13 and 15)                           9,100            8,806         7,618
    Net occupancy expense (Notes 6 and 18)                        8,308            7,567         6,661
    Equipment rental, depreciation and
      maintenance (Note 6)                                        6,965            5,380         5,141
    Other operating expense (Note 12)                            39,159           24,902        19,498
                                                          ---------------------------------------------
         Total other operating expense                          103,710           80,989        69,316
                                                          ---------------------------------------------
Income before provision for income taxes                         48,542           46,571        33,005
Provision for income taxes (Note 8)                              18,975           16,288        11,301
                                                          ---------------------------------------------
Net income                                                    $  29,567        $  30,283      $ 21,704
                                                          =============================================
Basic earnings per share (Note 16)                            $    1.24        $    1.29      $   0.92
Diluted earnings per share (Note 16)                          $    1.21        $    1.25      $   0.90

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(in thousands)                                                             Year Ended December 31
                                                                        1998         1997         1996
                                                                      ----------------------------------


Net income                                                            $29,567      $30,283      $21,704
                                                                      ----------------------------------
Other comprehensive income, net of tax (Note 8) -
   Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising during period            1,809        1,699         (724)
     Reclassification adjustment for (gains) losses
      included in net income                                              (81)         232          374
                                                                      ----------------------------------
        Other comprehensive income, net of tax expense
        (benefit) of $1,254, $1,401 and $(254) for the years
        ended December 31, 1998, 1997 and 1996 respectively             1,728        1,931         (350)
                                                                      ----------------------------------

Comprehensive income                                                  $31,295      $32,214      $21,354
                                                                      ==================================

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                         Accumulated
(in thousands except for per                                               Other
   share data)                                   Common Stock           Comprehensive   Retained
                                  Shares       Amount      Surplus        Income        Earnings         Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          22,894       $7,631      $81,040         $  187       $ 72,672       $161,530
Activity for 1996:
   Exercise of employee
     stock options (Note 9)            230           77        1,364             --             --          1,441
   Retirement of
     common stock (Note 9)            (422)        (140)      (5,447)            --             --         (5,587)
   5% stock dividend, including
     payment of fractional shares      376          125        5,223             --         (5,372)           (24)
   Repurchase of dissenter shares       (1)          --          (11)            --             --            (11)
   Cash dividends declared
     at $0.36 per share                 --           --           --             --         (7,464)        (7,464)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                 --           --           --           (350)            --           (350)
   Net income                           --           --           --             --         21,704         21,704
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          23,077        7,693       82,169           (163)        81,540        171,239
Activity for 1997:
   Exercise of employee
     stock options (Note 9)            370          123        2,742             --             --          2,865
   Retirement of
     common stock (Note 9)            (289)         (96)      (5,326)            --             --         (5,422)
   5% stock dividend, including
     payment of fractional shares      394          131        8,869             --         (9,040)           (40)
   Cash dividends declared
     at $0.49 per share                 --           --           --             --        (10,132)       (10,132)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                 --           --           --          1,931             --          1,931
   Net income                           --           --           --             --         30,283         30,283
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          23,552        7,851       88,454          1,768         92,651        190,724
Activity for 1998:
   Exercise of employee
     stock options (Note 9)            807          270       10,787             --             --         11,057
   Retirement of
     common stock (Note 9)            (150)         (50)      (3,743)            --             --         (3,793)
   Cash dividends declared
     at $0.66 per share                 --           --           --             --        (15,283)       (15,283)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                 --           --           --          1,728             --          1,728
   Net income                           --           --           --             --         29,567         29,567
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          24,209       $8,071      $95,498         $3,496       $106,935       $214,000
==================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                             Year Ended December 31
Increase (decrease) in cash and cash equivalents (Note 1):               1998         1997          1996
                                                                    ----------------------------------------
Cash flows from operating activities:
   Net income                                                         $   29,567   $   30,283   $    21,704
   Adjustments to reconcile net income to net cash
    provided by operations:
    Depreciation and amortization                                          7,033        5,196         3,141
    Provision for credit lease losses                                      9,123        8,500         4,949
    Net origination of loans available for sale                               --       (4,702)       (1,945)
    Gain on sale of loans                                                    (21)         (11)          (27)
    Provision (benefit) for deferred income taxes                          1,060       (1,946)       (2,508)
    Net recovery on other real estate owned                                 (118)          87           (52)
    Net amortization of discounts and premiums for
      securities and bankers' acceptances                                 (3,412)      (4,449)       (2,524)
    Net change in deferred loan origination fees and costs                   346          570           159
    Increase in accrued interest receivable                               (1,037)      (4,790)         (640)
    (Decrease) increase in accrued interest payable                         (131)          52         3,916
    Net (gain) loss on sales and calls of securities                        (214)         395           799
    (Decrease) increase in service fees and other income receivable         (259)         123           796
    Increase (decrease) in income taxes payable                            5,804       (1,478)           94
    Other operating activities                                             9,174          365         3,127
                                                                    ----------------------------------------
    Net cash provided by operating activities                             56,915       28,195        30,989
                                                                    ----------------------------------------
Cash flows from investing activities:
   Purchase of common stock of First Valley
    Bank and Citizens State Bank (Note 19)                                    --      (42,270)           --
   Proceeds from sales, calls, and maturities
    of securities (Note 2)                                               227,464      236,319       293,381
   Purchase of securities (Note 2)                                      (276,619)    (359,036)     (351,363)
   Proceeds from sale or maturity of bankers' acceptances                 63,358      170,415       256,025
   Purchase of bankers' acceptances and commercial paper                 (34,452)    (155,084)     (182,139)
   Net increase in loans made to customers                              (276,803)    (126,207)     (215,752)
   Disposition of property from defaulted loans                              264        1,799         1,670
   Purchase or tax credit investment                                      (3,688)          --            --
   Purchase or investment in premises and equipment                       (6,841)      (7,150)       (3,619)
                                                                    ----------------------------------------
    Net cash used in investing activities                               (307,317)    (281,214)     (201,797)
                                                                    ----------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                              242,123      212,404       140,740
   Net increase (decrease) in borrowings
    with maturities of 90 days or less                                     6,503      (14,167)      (18,035)
   Cash received in connection with branch acquisition                        --       24,694            --
   Net increase in other borrowings                                        4,900           --        37,791
   Proceeds from issuance of common stock (Note 9)                         4,919        2,825         1,417
   Payments to retire common stock (Note 9)                               (3,791)      (5,422)       (5,587)
   Dividends paid                                                        (12,907)      (9,668)       (7,072)
                                                                    ----------------------------------------
    Net cash provided by financing activities                            241,747      210,666       149,254
                                                                    ----------------------------------------
Net decrease in cash and cash equivalents                                 (8,655)     (42,353)      (21,554)
Cash and cash equivalents at beginning of period                         194,318      197,426       218,980
Cash and cash equivalents acquired in acquisitions                            --       39,245            --
                                                                    ----------------------------------------
Cash and cash equivalents at end of period                            $  185,663   $  194,318   $   197,426
                                                                    ========================================
Supplemental disclosure:
   Interest paid during the year                                      $   68,020   $   61,528   $    49,325
   Income taxes paid during the year                                  $   15,505   $   16,269   $    13,259
   Non-cash additions to other real estate owned (Note 1)             $      236   $      220   $     2,126
   Transfer from retained earnings to common stock
    due to stock dividends                                            $       --   $    9,000   $     5,348

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Pacific Capital Bancorp ("Bancorp") is a bank holding company organized under the laws of California. Bancorp is the surviving corporation resulting from the merger on December 30, 1998 of Santa Barbara Bancorp ("SBB") and the former Pacific Capital Bancorp ("PCB"). The merger was accounted for as a pooling of interests. Accordingly, all historical financial information has been restated as if the merger had been in effect for all periods presented. The merger transaction involved the issuance of 8.8 million shares of the Bancorp's stock in exchange for all the outstanding shares of PCB. To recognize its newly expanded market areas, Bancorp assumed the name Pacific Capital Bancorp. Together with its subsidiaries, the consolidated entity is referred to in these notes as "the Company."

Nature of Operations

Through its two principal subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"), which are collectively referred to as "the banks," the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The banks offer safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. In addition to the services provided at both banks, FNB offers Small Business Administration guaranteed loans to its customers and SBB&T provides escrow services to its customers. A wide range of wealth management services are offered through SBB&T's Trust and Investment Services division. Authority to provide trust services has been approved for FNB. The offices of SBB&T are located in Santa Barbara County and in western Ventura County. Offices of FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County and San Benito County are maintained under the name South Valley National Bank, an affiliate of FNB.

The Company's third subsidiary is Sanbarco Mortgage Company. Its primary business activities are directed to brokering commercial real estate loans and servicing those loans for a fee. While these activities are not material in relation to the consolidated financial position or results, they were organized into a separate company to limit possible exposure to the banks.

A fourth subsidiary, Pacific Capital Services Corporation, is inactive.

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

Securities

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. These securities are classified either as held-to-maturity or available-for-sale. This classification is made at the time of purchase. Only those securities that the Company both intends to hold until its maturity and is able to hold until maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

The Company's securities that are classified as held-to-maturity are carried at "amortized historical cost". This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost. Premium is the excess of cost over the face value of the security. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate. There is no recognition of unrealized gains or losses for these securities.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. Changes in the fair value of these securities are not recognized as a gain or loss in the Company's statements of income, but are instead reported on the consolidated balance sheets as a separate component of equity captioned "Accumulated other comprehensive income", net of the tax effect. The changes in fair value are included as elements of comprehensive income in the consolidated statements of comprehensive income.

Loans and Interest and Fees on Loans

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is accrued on a simple interest basis. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or as additions to the loan principal if the deferred costs are greater than deferred fees.

Nonaccrual Loans: When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally speaking, loans are placed in a nonaccrual status, i.e. the Company stops accruing or recognizing interest income on the loan when the loan has become delinquent by more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well secured by collateral and are in the process of collection. Such loans are categorized as nonperforming loans.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is written off against interest income from other loans of the same type in the period in which the status is changed. No further interest income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired Loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that of a nonaccrual loan, most impaired loans will be classified as nonaccrual. However, there are some loans that are termed as impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are presently both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Under generally accepted accounting principles, the term "impaired" only applies to certain types or classes of loans and therefore, there are some nonaccrual loans which are not categorized as impaired.

Allowance for Credit Losses

If a borrower's financial condition becomes such that he or she is not able to fully repay a loan or lease obligation extended by the Company, a loss to the Company has occurred. When the Company has determined that such a loss has occurred, the principal amount of the loan, or a portion thereof, is charged-off against established allowance so that the value of the Company's assets are not overstated by retaining an uncollectible loan at its outstanding balance. However, it is understood that, for a variety of reasons, there are losses inherent but unrecognized in these credit portfolios.

GAAP, banking regulations, and sound banking practices require that the Company record an estimate of these unrecognized losses in the form of an allowance for credit losses. The allowance is increased by the provision for credit losses which is a charge to income in the current period. The allowance is decreased by the charge-off of loans net of any recoveries of loans previously charged-off.

The allowance for credit losses consists of several components. The first is that portion of the allowance specifically allocated to those loans that are categorized impaired under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The remaining components include a statistically allocated portion, a specifically allocated portion, and an unallocated portion. These components are reported together in the allowance for credit losses in the accompanying consolidated balance sheets and in Note 4. Each of these components of the allowance for credit losses is maintained at a level considered adequate to provide for inherent losses that can reasonably be anticipated. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions against earnings in the periods in which they become known.

Under GAAP, the Company is permitted to determine the valuation allowance for impaired loans on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance for impaired loans on a loan-by-loan basis.

The amount of the valuation allowance allocated to any particular impaired loan is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate; (2) by observing the loan's market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

The statistical component of the allowance is intended to provide for losses that occur in large groups of smaller balance loans, the individual credit quality of which is impracticable to review at each period end. The amount of this component is determined by applying loss estimation factors to outstanding loans and leases. The loss factors are based primarily on the Company's historical loss experience and may therefore change over time. Because historical loss experience differs for the various categories of credits, the loss estimation factors applied to each category also differ.

There are a number of credits for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will increase the allocation to an amount adequate to absorb the probable loss that will be incurred. The specific component is made up of the sum of these specific allocations.

The unallocated component of the allowance for credit losses is intended to absorb other losses that may not be covered by the other components. For example, the historical loss estimation factors used for statistical allocation may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to current trends in credit quality and collateral values and the duration of the current business cycle. Lastly, the factors are not derived in a manner that considers loan volumes and concentrations and seasoning of the loan portfolio.

Complete information on the financial condition of the borrower and the current disposal value of any collateral is not generally available at the time an estimation of the loss must be made. This introduces significant uncertainty in the estimation process used to determine the adequacy of specific allocations.

Income Taxes

The Company is required to use the accrual method of accounting for tax return purposes as well as for financial reporting purposes. However, there are several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. Appropriate provisions have been made in the financial statements for deferred taxes in recognition of these temporary differences.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged against income over the estimated useful lives of the assets. For most assets with longer useful lives, accelerated methods of depreciation are used in the early years, switching to the straight-line method in later years. Assets with shorter useful lives are generally depreciated by straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter. Generally, the estimated useful lives of other items of premises and equipment are as follows:

      Buildings and improvements    5-40  years
      Furniture and equipment        2-7  years
      Electronic equipment             3  years

Trust Fees

Trust fees for most services are based on the market value of customer assets, and an estimate of the fees is accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 16.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are one-day transactions, after which the Company's funds are returned the next day.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, copayment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service to the Company and thereby earn their eligibility for benefits.

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. Because this statement related only to the disclosure of information, there was no material impact to the financial condition or results of operations of the Company.

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

During the time the property is held, all related operating or maintenance costs are expensed as incurred and additional decreases in the fair value are charged to other operating expense by establishing valuation allowances in the period in which they become known. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in the fair value may be recognized as reductions of OREO operating expense to the extent that they represent recoveries of amounts previously written-down. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 1998 and 1997, the Company held real estate properties that had been acquired through foreclosure, but the value of the property and the estimated disposal costs were so uncertain that no amount is reported on the balance sheet for that date.

Stock-Based Compensation

GAAP permits companies to use either of two alternative accounting methods to recognize stock based compensation. Under the first accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company follows this accounting method, which it believes better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Under the second accounting method, issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director exercised the options. Pro forma disclosures of net income and earnings per share under this method are presented in Note 16.

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

Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Net income is one component of comprehensive income. The other components of comprehensive income are revenues, expenses, gains, and losses that under GAAP impact the Company's capital accounts but are not recognized in net income. Based on the Company's current activities, other components of comprehensive net income consist only of changes in the unrealized gains or losses on securities that are classified as available-for-sale.

The amounts of comprehensive income for the three years ended December 31, 1998, 1997 and 1996 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 1998, 1997 and 1996.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), in its 1998 annual report. This statement adopts a new model for segment reporting, called the "management approach". The management approach is based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. For purposes of SFAS 131, Management has determined that the Company has seven reportable segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, Northern Region and the All Other. The segment reporting disclosure is discussed in Note 20.

Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, which triggers specific accounting treatment based on the type of hedge that exists. The Company must adopt SFAS 133 no later than the first quarter of 2000, but may adopt earlier. The Company has not yet determined when it will adopt the statement. Because it does not now hold nor expect to hold in the foreseeable future a significant number of derivative instruments, Management does not anticipate that adoption will result in any material impact to the Company's financial position or results of operations.

Accounting for Business Combinations

The merger of SBB with PCB is being accounted for as a pooling of interests. Under this method of accounting for a business combination, the assets and liabilities of the two parties are added together for each year presented in the financial statements. The effect of this presentation is to report as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities are combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill recognized.

The acquisition of FVB and CSB were accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition to their fair market value. Any difference between the net value of the assets and liabilities and the purchase price is recorded as goodwill. Goodwill is amortized against future earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified to be comparable with classifications used in the 1998 financial statements.

2.    Securities

A summary of securities owned by the Company at December 31, 1998 and 1997, is as follows:

                                         December 31, 1998                                December 31, 1997
                           -----------------------------------------------   -------------------------------------------
   (in thousands)                         Gross       Gross    Estimated                  Gross     Gross    Estimated
                            Amortized   Unrealized  Unrealized    Fair        Amortized Unrealized Unrealized   Fair
                               Cost       Gains       Losses     Value          Cost       Gains    Losses     Value
                           -----------------------------------------------   -------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations  $ 57,872    $    946     $  --   $ 58,818      $ 80,714   $    410    $ (85)   $ 81,039
   U.S. agency obligations      22,491         218        --     22,709        32,474        115     (106)     32,483
   Mortgage-backed securities      715          22        (4)       733           966         40       (5)      1,001
   State and
    municipal securities       113,691      15,483       (42)   129,132       114,211     15,879     (149)    129,941
   Other securities                 --          --        --         --           672         --       --         672
                           ---------------------------------------------   -------------------------------------------
                               194,769      16,669       (46)   211,392       229,037     16,444     (345)    245,136
                           ---------------------------------------------   -------------------------------------------
Available-for-sale:
   U.S. Treasury obligations   147,378       3,112        --    150,490       220,761      1,101       --     221,862
   U.S. agency obligations     175,780       1,798       (85)   177,493        54,950        117      (56)     55,011
   Collateralized
    mortgage obligations       217,823       1,634      (302)   219,155       199,485      1,701      (43)    201,143
   Asset-backed securities      13,849          45        --     13,894         4,000          8       --       4,008
   State and
    municipal securities        26,333         564       (19)    26,878        17,734        177       (2)     17,909
   Equity securities             9,086          --        --      9,086         8,709         --       --       8,709
                           ---------------------------------------------   -------------------------------------------
                               590,249       7,153      (406)   596,996       505,639      3,104     (101)    508,642
                           ---------------------------------------------   -------------------------------------------
                              $785,018    $ 23,822     $(452)  $808,388      $734,676   $ 19,548    $(446)   $753,778
                           =============================================   ===========================================

The amortized cost and estimated fair value of debt securities at December 31, 1998 and 1997, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                December 31, 1998                     December 31, 1997
                                        ----------------------------------    ----------------------------------
  (in thousands)                         Held-to-   Available-                Held-to-    Available-
                                         Maturity   for-Sale      Total       Maturity    for-Sale     Total
                                        ----------------------------------    ----------------------------------
  Amortized cost:
   In one year or less                   $  46,931  $ 128,259    $175,190     $  40,160    $ 66,783   $ 106,943
   After one year through five years        97,704    371,370     469,074       136,193     300,367     436,560
   After five years through ten years       10,973     62,809      73,782        11,819      22,453      34,272
   After ten years                          39,161     18,725      57,886        40,865     107,327     148,192
   Equity securities                            --      9,086       9,086            --       8,709       8,709
                                        ----------------------------------    ----------------------------------
                                         $ 194,769  $ 590,249    $785,018     $ 229,037   $ 505,639   $ 734,676
                                        ==================================    ==================================
  Estimated market value:
   In one year or less                      47,222    128,853     176,075        40,109      66,894     107,003
   After one year through five years       103,525    376,919     480,444       142,635     301,854     444,489
   After five years through ten years       13,664     63,236      76,900        14,618      23,441      38,059
   After ten years                          46,981     18,902      65,883        47,774     107,744     155,518
   Equity securities                            --      9,086       9,086            --       8,709       8,709
                                        ----------------------------------    ----------------------------------
                                         $ 211,392  $ 596,996    $808,388     $ 245,136   $ 508,642   $ 753,778
                                        ==================================    ==================================

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1998 and 1997 are shown in the next table.

   (in thousands)                     1998                              1997                           1996
                        --------------------------------  --------------------------------  --------------------------------
                                       Gross     Gross                   Gross     Gross                  Gross     Gross
                         Proceeds      Gains     Losses     Proceeds     Gains    Losses      Proceeds    Gains     Losses
                        --------------------------------  --------------------------------  --------------------------------
   Held-to-maturity:
     Sales                 $  7,490      $  8     $  --      $   7,734     $ --     $  (1)    $      --    $ --      $  --
     Calls                 $  1,670      $  2     $ (20)     $   2,418     $ --     $  --     $   3,317    $ 55      $  --
   Available-for-sale:
     Sales                 $ 61,450      $349     $(144)     $ 117,003     $ 54     $(471)    $ 190,448    $  6      $(860)
     Calls                 $ 51,149      $ 12     $  --      $  22,273     $ --     $  --     $     961    $ --      $  --

After a significant business combination, GAAP permits a company to reclassify as available-for-sale securities that at the time of purchase were classified as held-to-maturity if that action will maintain the holder's interest rate risk profile. The maturity characteristics of the FVB portfolio were such that when combined with the Company's portfolio, risks from changes in interest rates were not within the Company's acceptable risk parameters. Therefore, the Company reclassified some of its held-to-maturity securities to available-for-sale as a consequence of the FVB acquisition and subsequently sold them.

SBB&T and FNB are members of the Federal Reserve Bank. As a condition of membership, they are required to purchase Federal Reserve Bank ("FRB") stock. The amount of stock required to be held is based on their capital accounts. Subsequently, as the banks' capital has increased, they have been required to purchase additional shares. SBB&T also acquired the shares owned by Citizens State Bank in the transaction described in Note 19. In 1996, SBB&T became a member of the Federal Home Loan Bank ("FHLB"), purchasing stock as required of members. The FRB and FHLB stock are reported as equity securities. Since the stock has no maturity, it is classified as available-for-sale, even though the Bank is required to hold the stock so long as it maintains its membership in these organizations.

Securities with a book value of approximately $255.0 million at December 31, 1998 and $168.9 million at December 31, 1997 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3.    Loans

The loan portfolio consists of the following:

                                               1998         1997
                                          --------------------------
Real estate loans:
    Residential                            $   368,306   $  276,014
    Non-residential                            477,120      433,835
    Construction and development               109,764       57,571
Commercial, industrial, and agricultural       362,262      298,986
Home equity lines                               47,123       56,681
Consumer                                       123,730       99,943
Leases                                          78,627       72,970
Municipal tax-exempt obligations                 9,286        7,931
Other                                            6,563        7,433
                                          --------------------------
                                           $ 1,582,781   $1,311,364
                                          ==========================

The amounts above are shown net of deferred loan origination, commitment, and extension fees of $4,624,000 for 1998 and $3,586,000 for 1997.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(in thousands)                                               December 31
                                                      1998                1997
                                                    ------------------------------
Loans identified as impaired                         $  3,286            $  7,130
Impaired loans for which a valuation
    allowance has been determined                    $  1,574            $  2,852
Impaired loans for which no valuation
    allowance has been determined                    $  1,712            $  4,278
Amount of valuation allowance                        $     98            $    599

                                                        Year Ended December 31
                                                         1998             1997
                                                    ------------------------------
Average amount of recorded investment
    in impaired loans for the year                   $  5,229            $  6,133
Interest recognized during the year for
    loans identified as impaired at year-end         $     --            $    540
Interest received in cash during the year for
    loans identified as impaired at year-end         $    132            $    540

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, no valuation allowance has been determined for the loans totaling $1.7 million at December 31, 1998 for which market value exceeds the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit loss reported in the balance sheets for December 31, 1998 and 1997 and in the following note.

Refund Anticipation Loans

The Company makes tax refund anticipation loans ("RAL's"). Taxpayers desiring to receive their income tax refunds early borrow from the Company. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, processing costs represent the major cost of the loan rather than the cost of funds as for other loan types. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service that varies by the amount of funds advanced based on the increased credit rather than the length of time that the loan is outstanding. Nonetheless, the fees are reported in the statements of income as interest income, and totaled $6,818,000 for 1998, $7,422,000 for 1997, and $3,030,000 for 1996. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 1998 or 1997.

4.    Allowance for Credit Losses

The following summarizes the changes in the allowance for credit losses:

(in thousands)                                                   Year Ended December 31
                                                         1998            1997            1996
                                                     --------------------------------------------
Balance, beginning of year                                $25,414        $20,244         $16,059
Tax refund anticipation loans:
    Provision for credit losses                             4,941          4,649           1,100
    Recoveries on loans previously charged-off              2,288          1,524           1,437
    Loans charged-off                                      (7,221)        (5,946)         (1,123)
All other loans:
    Allowance for credit loss recorded in
       acquisition transaction                                 --            794              --
    Provision for credit losses                             4,182          3,851           3,849
    Recoveries on loans previously charged-off              3,719          3,900           3,137
    Loans charged-off                                      (4,027)        (3,602)         (4,215)
                                                     --------------------------------------------
Balance, end of year                                      $29,296        $25,414         $20,244
                                                     ============================================

The ratio of losses to total loans for the RAL's is higher than for other loans. For RAL's, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

5.    Cash and Due From Banks

All depository institutions are required by law to maintain reserves with the Federal Reserve Bank ("FRB") on transaction deposits. Amounts vary each day as the FRB permits banks to meet this requirement by maintaining the specified amount as an average balance over a two week period. In addition, the banks must maintain sufficient balance to cover checks written by bank customers that have been deposited at other banks. The average daily cash reserve balances maintained by SBB&T and FNB at the FRB totaled approximately $22.6 million in 1998 and $24.7 million in 1997.

6.    Premises and Equipment

Premises and equipment consist of the following:


(in thousands)                             December 31
                                        1998            1997
                                    ----------------------------
Land                                  $ 5,025          $ 5,025
Buildings and improvements             19,147           19,009
Leasehold improvements                  9,150            8,490
Furniture and equipment                35,594           30,188
                                    ----------------------------
   Total cost                          68,916           62,712
Accumulated depreciation
   and amortization                   (39,000)         (33,786)
                                    ----------------------------
Net book value                        $29,916          $28,926
                                    ============================

Depreciation and amortization on fixed assets included in other operating expenses totaled $5,848,000 in 1998, $4,459,000 in 1997, and $3,141,000 in 1996.

7.    Deposits

Deposits and the related interest expense consist of the following:

                                                                             Interest Expense for the
(in thousands)                             Balance as of December 31          Year Ended December 31
                                              1998           1997           1998       1997       1996
                                          ----------------------------    --------------------------------

Noninterest bearing deposits                $  498,266     $  440,400       $    --    $    --    $    --
Interest bearing deposits:
   NOW accounts                                298,352        285,402         3,091      2,667      2,340
   Money market deposit accounts               568,010        510,879        18,804     18,596     18,660
   Other savings deposits                      215,330        195,793         5,156      4,533      4,143
   Time certificates of $100,000
     or more                                   323,676        278,911        21,731     12,298      7,751
   Other time deposits                         426,042        376,168        15,988     18,488     13,404
                                          ----------------------------    --------------------------------
                                            $2,329,676     $2,087,553       $64,770    $56,582    $46,298
                                          ============================    ================================

8.    Income Taxes

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:

(in thousands)                                              Year Ended December 31
                                                     1998            1997            1996
                                                  -------------------------------------------
Federal:
   Current                                          $ 15,930        $ 13,380        $ 10,081
   Deferred                                           (2,466)         (2,134)         (2,662)
                                                  -------------------------------------------
                                                      13,464          11,246           7,419
                                                  -------------------------------------------
State:
   Current                                             5,837           5,673           4,533
   Deferred                                             (326)           (631)           (651)
                                                  -------------------------------------------
                                                       5,511           5,042           3,882
                                                  -------------------------------------------
Total tax provision                                 $ 18,975        $ 16,288        $ 11,301
                                                  ===========================================

Reduction in taxes payable associated with
   exercises of stock options                       $ (4,934)       $ (3,694)       $ (1,242)

The current provision for income taxes includes $90,000 for realized net securities gains and credits of $166,000 and $336,000 related to realized net securities losses for 1998, 1997, and 1996, respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

                                                                        Year Ended December 31
                                                                     1998          1997         1996
                                                                 --------------------------------------
Tax provision at Federal statutory rate                              35.0%         35.0%        35.0%
Interest on securities exempt from Federal taxation                  (7.5)         (6.9)        (8.7)
State income taxes, net of Federal income tax benefit                 8.1           6.9          7.1
ESOP dividends deductible as an expense for tax purposes             (0.8)         (0.7)        (0.7)
Goodwill amortization                                                 1.3           0.7           --
Merger related costs                                                  3.5            --          1.0
Other, net                                                           (0.5)           --          0.5
                                                                 --------------------------------------
Actual tax provision                                                 39.1%         35.0%        34.2%
                                                                 ======================================

As disclosed in the following table, deferred tax assets as of December 31, 1998 and 1997, totaled $11,741,000 and $11,113,000, respectively. These amounts are included within other assets on the balance sheet. The deferred tax provision or benefit disclosed in the first table of this note is equal to the sum of the changes in the tax effects of the temporary differences. The changes in the tax effects for the principal temporary differences for the years ending December 31, 1998 and 1997 are also disclosed in the following table.

                                                          Tax                                 Tax
(in thousands)                             Components    Effect     Components   Acquired    Effect   Components
                                              1998        1998         1997     Components    1997       1996
                                         -----------------------------------------------------------------------
Deferred tax assets:
   Allowance for credit losses               $12,042      $1,935      $10,107     $   51     $2,252     $ 7,804
   State taxes                                 1,253        (535)       1,788         --        489       1,299
   Loan fees                                     307        (326)         633         --        (74)        707
   Depreciation                                  572         379          193     (1,258)       404       1,047
   Postretirement benefits                       780          98          682         --         49         633
   Other real estate owned                        42          25           17         --          3          14
   Nonaccrual interest                           352        (279)         631         --        135         496
   Accrued salary continuation plan            1,904       1,904           --         --         --          --
   Change in control payments                  1,239       1,239           --         --         --          --
   Other                                         658         158          500        481       (354)        373
                                         -----------------------------------------------------------------------
                                              19,149       4,598       14,551       (726)     2,904      12,373
   Valuation allowance                            --          --           --         --         --          --
                                         -----------------------------------------------------------------------
     Total deferred tax assets                19,149       4,598       14,551       (726)     2,904      12,373
                                         -----------------------------------------------------------------------
Deferred tax liabilities:
   Loan costs                                  1,262         393          869         --        222         647
   Accretion on securities                       153         (58)         211        (16)      (206)        433
   Federal effect of state tax asset           1,192         602          590        (74)       198         466
   Other                                       1,550       1,084          466         --        (75)        541
                                         -----------------------------------------------------------------------
     Total deferred tax liabilities            4,157       2,021        2,136        (90)       139       2,087
                                         -----------------------------------------------------------------------
Net deferred tax asset
     before unrealized gains and
     losses on securities                     14,992       2,577       12,415       (636)     2,765      10,286
   Unrealized (gains) and losses
     on securities                            (3,251)                  (1,302)                              114
                                         -----------------------------------------------------------------------
Net deferred tax asset                       $11,741      $2,577      $11,113     $ (636)    $2,765     $10,400
                                         =======================================================================

As mentioned in Note 1, the net unrealized gain or loss on securities that are available for sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss and a deferred tax liability if there is a net unrealized gain. However, because changes in the unrealized gains or losses are not recognized either in net income nor in taxable income, they do not represent temporary differences. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, and there is no entry in the columns labeled "Tax Effect" in the table above for the change.

The deferred tax assets and liabilities that were assumed in the acquisitions of FVB and CSB in 1997 are due to temporary differences that arose from the operations of those companies prior to their acquisition. Because the results of those operations are included in the financial statements of the Company only from the date of acquisition, the Company's deferred tax provision or benefit is not impacted by assuming them. Therefore, they are also shown separately from the changes in deferred tax assets and liabilities that are reflected in the deferred tax benefits in the first table of this note.

The Company is permitted to recognize deferred tax assets only to the extent that they are able to be used to reduce amounts that have been paid or will be paid to tax authorities. This is reviewed each year by Management by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance is established to acknowledge their uncertain value. Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods to realize all material amounts.

9.    Shareholders' Equity

Subsequent to the merger of SBB with PCB, the Company has seven stock option plans. These plans offer key employees and directors an opportunity to purchase shares of the Company's common stock.

Four of the plans were established by SBB prior to the merger. The first is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of these plans, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever is later. In 1998, the Board of Directors of the Company eliminated this provision.

The third and fourth plans were established in 1983 and 1986 for employees and directors, respectively. All options approved under these plans have been granted as non-qualified options, and the plans are active now only for the exercise of options held by employees and directors.

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire five years from the date of grant. The Board has granted some options which are exercisable in cumulative 10% annual installments and expire ten years from the date of grant. The options granted under the directors' plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,602,000, $4,282,000, and $2,099,000 were surrendered in the years ended December 31, 1998, 1997, and 1996, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

PCB had established three stock option plans. The first plan was established by PCB in 1984. By the terms of this plan, either incentive or nonqualified options were granted at an exercise price no less than the fair market value stock at the time of the grant. Options granted under the plan vested at a rate determined by PCB's Board of Directors and expired no later than 10 years after the date of grant. All options authorized under this plan were granted and for several years the plan had been active only for the exercise of options held by employees.

The second plan is the Directors Stock Option Plan established in 1991. By the terms of this plan, nonqualified options could be granted at an exercise price equal to the fair market value stock at the time of the grant. Options granted under the plan began to vest 6 months after the date of grant and expire no later than 10 years after the date of grant.

The third plan is the 1994 Stock Option Plan. By the terms of this plan, either incentive or nonqualified options could be granted at an exercise price equal to the fair market value of the stock at the time of the grant. Options granted under the plan began to vest 6 months after the date of grant ratably over 4 years and expire no later than 10 years after the date of grant.

New options will not be granted under these last two plans. Options will instead now only be granted under the Company's 1996 and 1992 plans. The merger agreement between SBB and PCB provided for the number of options granted and the exercise prices for those options to be adjusted by the exchange ratio applicable to the outstanding stock of PCB.

The following table presents information relating to all of the stock option plans as of December 31, 1998, 1997, and 1996 (adjusted for stock splits and stock dividends).

                                                                             Per Share
                                               Options                     Price Ranges
                                             -------------               ------------------
1998
Granted                                           124,476                 $23.44 to $28.71
Exercised                                         998,709                  $5.17 to $23.44
Cancelled and expired                              38,909                  $6.33 to $28.00
Outstanding at end of year                      1,615,414                  $5.17 to $28.71
Range of expiration dates                        3/14/99 to 11/9/08
Exercisable at end of year                      1,098,243                  $5.17 to $28.25
Shares available for future grant                 647,641

1997
Granted                                           879,209                 $13.88 to $23.44
Exercised                                         590,769                  $4.61 to $18.25
Cancelled and expired                              58,393                  $4.61 to $20.66
Outstanding at end of year                      2,528,556                  $5.17 to $23.44
Exercisable at end of year                      1,585,090                  $5.17 to $18.25

1996
Granted                                           885,443                  $9.88 to $14.25
Exercised                                         751,791                 $4.61 to   $9.92
Cancelled and expired                               6,946                  $5.17 to $11.57
Outstanding at end of year                      2,298,509                  $4.61 to $14.25
Exercisable at end of year                      1,456,540                  $4.61 to $12.82

In January 1997, the Company offered to purchase about 6.6% of the then outstanding shares of common stock from its shareholders. Adjusted for the stock split declared by the Board of Directors in January of 1998, the terms of the tender offer allowed for the Company to purchase up to 1,000,000 shares of common stock duly tendered to it. The offer was not conditioned on any minimum number of shares being tendered. In response to the offer, 130,494 shares at a price of $15.00, net to the seller of stock were tendered at a cost to the Company of $1,957,410.

10.   Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Bank also purchased Federal funds from correspondent banks. The following information is presented concerning these transactions:

(dollars in thousands)                      Repurchase Agreements                  Federal Funds Purchased
                                            Year Ended December 31                  Year Ended December 31
                                        1998         1997          1996          1998        1997        1996
                                     -----------------------------------------------------------------------------
Weighted average interest
   rate at year-end                      3.75%        4.57%       4.29%           4.50%       6.25%       5.75%
Weighted average interest
   rate for the year                     4.44%        4.54%       4.40%           5.22%       5.29%       5.14%
Average outstanding
   for the year                        $13,884      $22,659     $25,428         $ 9,236     $ 9,149     $15,142
Maximum outstanding
   at any month-end
   during the year                     $18,772      $32,216     $31,142         $16,400     $21,485     $35,271
Amount outstanding
   at end of year                      $17,996      $14,813     $23,155         $ 9,800     $ 6,480     $10,335

Interest expense                       $   616      $ 1,028     $ 1,118         $   482     $   484     $   779

11.   Long-term Debt and Other Borrowings

As part of the Company's asset and liability management strategy, fixed rate term advances were borrowed from the FHLB. As of December 31, 1998, total outstanding balances to the FHLB were $42,900,000 and the quarterly principal payments are $2,500,000.

Also included in other borrowings are $1 million of Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings.

During the course of 1998 and 1997, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

12.   Other Operating Income and Expense

Significant items included in amounts reported in the Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996 for other service charges, commissions, and fees are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers to facilitate earlier receipt of their refund.

(in thousands)                                                    Year Ended December 31
                                                              1998         1997         1996
                                                            -----------------------------------
Income items:
    Merchant credit card processing                           $3,952       $ 3,200      $2,619
    Refund transfer fees                                       4,821         2,943       1,243
    Loan broker fees                                           1,369           636         282
    ATM fees                                                     746           491         351

Expense items:
    Consultant expense                                        $7,575       $ 3,364      $2,891
    Settlement of salary contracts                             3,329            --          --
    Change of control payments                                 2,702            --          --
    Marketing expense                                          3,028         2,990       2,338
    Merchant credit card clearing fees                         2,878         2,116       1,763
    Software expense                                           2,171         1,559       1,158
    Telephone and wires                                        2,090         1,681       1,120
    Supplies and sundries                                      1,508         1,671       1,187
    Postage and freight                                        1,335         1,140         992
    Amortization of goodwill                                   1,402           762          16
    Armored car services                                         693           571         410
    Charitable contributions                                     441           681         740
    Net (benefit) cost of operating foreclosed real estate       (72)         (195)        277

The table above also discloses the largest items included in other operating expense. Most of the categories of expense, especially consultants, marketing expense, and the amortization of goodwill, increased in 1997 compared to 1996 because of additional activity related to the acquisition of FVB and CSB. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects. A similar increase in consulting expense occurred in 1998 compared to 1997 because of the merger with PCB.

13.   Employee Benefit Plans

Both SBB and PCB had an Employee Stock Ownership Plan ("ESOP") and each also had a second profit sharing plan. The plans were not combined as of December 31, 1998.

The SBB ESOP was initiated in January 1985. As of December 31, 1998 the ESOP held 1,365,547 shares at an average cost of $5.875 per share.

SBB's profit sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 1998, 1997, and 1996 the employer's matching contributions were $1,036,000, $856,000, and $663,000, respectively. The other component is the Incentive & Investment Plan. It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

SBB's practice was to make total contributions to the two plans equal to the smaller of (1) 10% of pre-tax profits prior to this employer contribution, or
(2) the amount deductible in the Company's current year tax return. Deductions for contributions to qualified plans are limited to 15% of eligible compensation. In 1998 and 1997, the deductible amount was the limiting factor for the contribution. After providing for the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan.

Total contributions by SBB to the above profit sharing plans were $2,310,000 in 1998, $2,799,000 in 1997, and $2,259,000 in 1996.

The PCB ESOP was initiated in 1986. PCB made contributions to its ESOP in an amount determined by its Board of Directors. PCB made contributions of $400,000, $400,000, and $275,000 for the years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998 this plan held 239,684 shares of the Company's stock at an average cost of $13.79 per share.

PCB also maintained a 401(k) plan under which it made contributions matching deferrals made by its employees. The contributions amounted to $79,000, $70,000, and $71,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company intends to merge the PCB ESOP and 401(k) plans into SBB's plans as soon as practicable.

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

Securities and money market instruments

For securities, bankers' acceptances and commercial paper, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. As explained in Note 1, securities classified as available-for-sale are carried at fair value.

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

Commitments to extend credit, standby letters of credit, and financial guarantees written

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company does not believe that its loan commitments have a fair value within the context of this note because generally fees have not been charged, the use of the commitment is at the option of the potential borrower, and the commitments are being written at rates comparable to current market rates. The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows:

                                      As of December 31, 1998         As of December 31, 1997
                                       Carrying          Fair          Carrying         Fair
(in thousands)                          Amount          Value           Amount         Value
                                    -------------------------------------------------------------
Financial assets:
   Cash and due from banks            $  114,206     $  114,206        $  117,781     $  117,781
   Federal funds sold                     69,890         69,890            74,405         74,405
   Money market funds                      1,567          1,567             2,132          2,132
   Securities available-for-sale         596,996        596,996           508,642        508,642
   Securities held-to-maturity           194,769        211,392           229,037        245,136
   Bankers' acceptances and
     commercial paper                     19,888         19,924            49,400         49,362
   Net loans                           1,553,485      1,558,344         1,285,950      1,291,152
     Total financial assets           $2,550,801     $2,572,319        $2,267,347     $2,288,610
Financial liabilities:
   Deposits                           $2,329,676     $2,333,224        $2,087,553     $2,089,679
   Repurchase agreements,
     Federal funds purchased,
     and other borrowings                 72,749         73,680            60,293         60,544
     Total financial liabilities      $2,402,425     $2,406,904        $2,147,846     $2,150,223
Unrecognized financial
     instruments:
   Interest rate option contract      $       --     $       --        $       60     $       --
   Commitments to
     extend credit                    $       --     $       --        $       --     $       --
   Standby letters of credit          $       --     $   21,782        $       --     $   24,909

15.   Other Postretirement Benefits

Under the provisions of the Retiree Health Plan (the "Plan"), all eligible retirees may purchase health insurance coverage through the Company. The cost of this coverage is that amount which the Company pays under the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will contribute a portion of the cost for the retiree, varying from 60% to 100% at the time the employee retires, with the stipulation that the cost of the portion paid by the Company shall not increase by more than 5% per year. The Company recognizes the net present value of the estimated future cost of providing health insurance benefits to retirees under the Retiree Health Plan as those benefits are earned rather than when paid. The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, the accumulated postretirement benefit obligation ("APBO"), is the actuarial net present value of the obligation for fully eligible plan participants' expected postretirement benefits plus the portion of the expected postretirement benefit obligation for other active plan participants attributed to service as an employee.

This obligation must be re-measured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; and 4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO, the reconciliation of beginning and ending balances of the fair value of the plan assets, and the funding status of the Plan as of December 31, 1998, 1997, and 1996:


(in thousands)                                             Year Ended December 31
                                                    1998            1997             1996
                                                 --------------------------------------------
Benefit obligation, beginning of year               $(3,666)        $(3,153)         $(3,279)
    Service cost                                       (274)           (188)            (200)
    Interest cost                                      (253)           (223)            (227)
    Actuarial (losses) gains                            (28)           (159)             485
    Benefits paid                                        51              57               68
                                                 --------------------------------------------
Benefit obligation, end of year                      (4,170)         (3,666)          (3,153)
                                                 --------------------------------------------

Fair value of Plan assets, beginning of year          4,081           3,208            2,559
    Actual return on Plan assets                        265             895              285
    Employer contribution                               191              35              432
    Benefits paid                                       (51)            (57)             (68)
                                                 --------------------------------------------
Fair value of Plan assets, end of year                4,486           4,081            3,208
                                                 --------------------------------------------

Funded Status                                           316             415               55
Unrecognized net actuarial gain                        (771)           (848)            (317)
Unrecognized prior service cost                           2               4                5
                                                 --------------------------------------------
Accrued benefit cost                                $  (453)        $  (429)         $  (257)
                                                 ============================================

Costs of $453,000 for December 31, 1998 and $429,000 for December 31, 1997 are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income, is made up of several components as shown in the next table.

(in thousands)                               Year Ended December 31
                                        1998        1997          1996
                                     -----------------------------------
Service cost                          $  274       $   188      $  200
Interest cost                            253           223         227
Return on assets                         279)         (205)       (175)
Amortization cost                        (34)            1           1
                                     -----------------------------------
Net periodic postretirement cost      $  214       $   207      $  253
                                     ===================================

The first component is service cost, which is the net present value of the portion of the expected postretirement benefit obligation for active plan participants attributed to service for the year. The second is interest cost, which is the increase in the APBO that results from the passage of another year. That is, because the benefit obligation for each employee is one more year closer to being paid, the net present value increases. The third component, return on assets, is the income earned on any investments that have been set aside to fund the benefits. This return is an offset to the first two components.

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change resulting in experience gains and losses for increases or decreases in the APBO or the value of plan assets. The rates used and the amortization of these experience gains and losses are discussed in the next section of this note.

At the time it implemented the statement, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

                                         1998            1997             1996
                                     -------------------------------------------
Discount rate                            6.60%           7.04%            7.22%
Expected return on plan assets           7.00%           7.00%            7.00%
Health care inflation rate               5.00%           5.00%            5.00%

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

While the discount rate has fluctuated with market rates, the Company has continued to use 7% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 7% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return is greater than this estimate, the Company will have what is termed an experience gain.

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

Rather than the whole amount of the experience gains or losses being recognized in the year after they arise, SFAS 106 provides for them to be recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 1998 and December 31, 1997, the Company had unamortized or unrecognized gains of $771,000 and $848,000, respectively. These amounts are reported in the first table of this note.

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

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. As of December 31, 1998, the VEBA was overfunded by $758,000. The APBO related to the key employees of $443,000 is totally unfunded.

16.   Earnings Per Share and Stock-Based Compensation

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note
9. The number of options assumed to be exercised is computed using the "Treasury Stock Method." This method assumes that all options with an exercise price lower than the end of period stock price have been exercised and that the proceeds from the assumed exercise and the tax benefit received for the difference between the market price and the exercise price would be used for market repurchases of shares.

Under the method implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the market value of the stock at the time of the grant.

                                                                         Basic          Diluted
(amounts in thousands other than per share amounts)                     Earnings       Earnings
                                                                       Per Share       Per Share
                                                                      -----------    ------------
For the Year Ended December 31, 1998
      Numerator--net income                                             $ 29,567         $29,567
      Denominator--weighted average shares outstanding                    23,886          23,886
      Plus: net shares issued in assumed stock options exercises                             561
      Diluted denominator                                                                 24,447
      Earnings per share                                                $   1.24         $  1.21

For the Year Ended December 31, 1997
      Numerator--net income                                              $30,283         $30,283
      Denominator--weighted average shares outstanding                    23,510          23,510
      Plus: net shares issued in assumed stock options exercises                             678
      Diluted denominator                                                                 24,188
      Earnings per share                                                $   1.29         $  1.25

For the Year Ended December 31, 1996
      Numerator--net income                                             $ 21,704         $21,704
      Denominator--weighted average shares outstanding                    23,585          23,585
      Plus: net shares issued in assumed stock options exercises                             643
      Diluted denominator                                                                 24,228
      Earnings per share                                                $   0.92         $  0.90

Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

(in thousands)                                 Year Ended December 31
                                        1998             1997            1996
                                     --------------------------------------------
Salary expense:
      As reported                       $40,178          $34,334         $30,398
      Pro forma                         $41,314          $35,765         $31,101
Net income:
      As reported                       $29,567          $30,283         $21,704
      Pro forma                         $28,909          $29,449         $21,295
Earnings per share:
      As reported                       $  1.21          $  1.25         $  0.90
      Pro forma                         $  1.18          $  1.22         $  0.88

      Diluted average shares             24,447           24,189          24,227

17.   Regulatory Capital Requirements

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company's financial statements.

The table below sets forth the actual capital amounts and ratios for the Company and for the banks as of December 31, 1998 and 1997. It also shows the minimum amounts and ratios that they must maintain under the regulatory requirements to meet the standard of adequately capitalized and the minimum amounts and ratios required to meet the regulatory standards of "well capitalized".

Tier I and Tier II (or total) capital as well as risk-weighted assets are all defined in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As shown in the table below, as of December 31, 1998, both the Company and each of the banks are well capitalized under the regulatory framework.

Bancorp is the parent company and sole owner of the banks. However, there are legal limitations on the amount of dividends which may be paid by the banks to Bancorp. The dividends from SBB&T needed by Bancorp to pay for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998, it also approved other dividends from SBB&T to Bancorp to fund quarterly cash dividends to Bancorp shareholders and for other incidental purposes.

As described in Note 19, after purchasing FVB and CSB, Bancorp merged the assets (including the recognized goodwill) and liabilities of the acquired banks into the SBB&T. To SBB&T, this represented a contribution of capital from its parent. Consequently, even though $42.3 million in dividends had been paid to the parent company, its capital balances were restored with the contribution. The net effect on the SBB&T's capital position was a decrease in the retained earnings component of capital and an identical increase in the surplus component.

(dollars in thousands)               Pacific Capital           Minimums for
                                         Bancorp             Capital Adequacy        Minimums to be
                                          Actual                 Purposes           Well-Capitalized
                                    -----------------------------------------------------------------
                                     Amount      Ratio       Amount      Ratio       Amount     Ratio
                                    ------------------------------------------------------------------
As of December 31, 1998
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)       $  215,242    11.7%     $ 147,143      8.0%     $ 183,929   10.0%
   Tier I Capital
     (to Risk Weighted Assets)       $  192,434    10.5%     $  73,571      4.0%     $ 110,357    6.0%
   Tier I Capital
     (to Average Assets)             $  192,434     7.4%     $ 103,510      4.0%     $ 129,388    5.0%

   Risk Weighted Assets              $1,839,286
   Average Assets                    $2,587,755

As of December 31, 1997
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)       $  188,176    12.6%     $ 119,332      8.0%     $ 149,165   10.0%
   Tier I Capital
     (to Risk Weighted Assets)       $  169,449    11.4%     $  59,666      4.0%     $  89,499    6.0%
   Tier I Capital
     (to Average Assets)             $  169,449     7.4%     $  91,622      4.0%     $ 114,527    5.0%

   Risk Weighted Assets              $1,491,647
   Average Assets                    $2,290,544

18.   Commitments and Contingencies

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1998, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.

(in thousands)                     Year Ended December 31               There-
                          1999     2000     2001     2002     2003      after       Total
                        ---------------------------------------------  ---------  ---------
Non-cancellable
   lease expense          $3,340   $2,629   $2,151   $1,411   $1,180     $2,869    $13,580

Total net rentals for premises included in other operating expenses are $4,021,000 in 1998, $3,444,000 in 1997, and $3,147,000 in 1996.

The Company leases space from a partnership in which a director has an interest. The original terms of the lease were negotiated with the assistance of two independent, outside appraisers, and the lease was approved by the Board of Directors of the Company. The Company exercised its option to renew the lease in 1989. In 1994, the Company renegotiated the lease to receive other rights such as additional lease option periods and a right of first refusal to purchase the building if it is offered for sale. The nominal monthly rent increased to obtain these benefits, but the actual outlay was reduced in order for the Company to be reimbursed for advancing the partnership's share of seismic improvements made to the leased property in 1994. The above schedule of lease commitments includes the terms of the current agreement. Management believes the terms of the revised lease are comparable with terms which would have been available from unaffiliated third parties at the time the negotiations occurred and the terms were approved by the Board of Directors.

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

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract that would cause a draw on the standby letter of credit by a third party. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any significant losses will arise from such draws.

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

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1998 and 1997, the contractual notional amounts of these instruments are as follows:

(in thousands)                            December 31
                                     1998              1997
                                 -----------------------------
Standby letters of credit           $ 21,782         $ 24,909
Loan commitments                     115,401          177,994
Undisbursed loans                     63,888           59,069
Unused consumer credit lines          71,544           59,073
Unused credit lines                  146,514          130,347
                                 -----------------------------
                                    $419,129         $451,392
                                 =============================

Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

With the exception of the RAL program mentioned in Note 3, the Company has concentrated its lending activity almost exclusively with customers in the primary market areas of its subsidiary banks. The merger has introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate; the nature of this collateral, however, is quite varied: 1-4 family residential, multifamily residential, and commercial buildings of various kinds. As the economy along the central coast shows vitality, the underlying value of real estate continues to improve. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss.

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

19.   Mergers and Acquisitions

On December 30, 1998, the Company issued 8,756,668 shares of common stock in exchange for all of the outstanding stock of PCB, a holding company for FNB and its affiliate SVNB.

The transaction was accounted for as a pooling-of-interest, and accordingly, the accompanying consolidated financial statements for 1997 and for 1996 have been restated to include the accounts of Pacific Capital Bancorp for all periods presented. Total revenues and net income for the separate companies for the periods preceding the acquisition were as follows:

                                                   1998          1997           1996
                                              -----------------------------------------
Total Revenues
Santa Barbara Bancorp                            $164,532      $140,485       $109,273
Former Pacific Capital                             64,742        56,560         47,164
                                              -----------------------------------------
  Total                                          $229,274      $197,045       $     34
                                              =========================================

Net Income
Santa Barbara Bancorp                            $ 24,379      $ 20,136       $ 15,665
Former Pacific Capital                              5,188        10,147          6,039
                                              -----------------------------------------
  Total                                          $ 29,567      $ 30,283       $ 21,704
                                              =========================================

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

Both acquisitions were accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair market value at the time of the acquisition. The excess of the purchase price over the net assets is recorded as goodwill. Goodwill amortized during the year ended December 31, 1998 totaled approximately $1,185,000. The Company issued no stock in connection with these acquisitions. The following table shows estimated fair market value of the assets and liabilities of the two banks, the purchase price paid, and the resulting goodwill.

(in thousands)                   FMV of           FMV of
                                 Assets         Liabilities       Purchase        Intangibles
                                Acquired          Assumed           Price          Recorded
                            ------------------------------------------------------------------
First Valley Bank                $124,967          $109,139          $26,100          $10,272
Citizens State Bank                92,974            84,320           16,170            7,516
                            ------------------------------------------------------------------
  Total                          $217,941          $193,459          $42,270          $17,788
                            ==================================================================

The branches of FVB and CSB were immediately merged into SBB&T on April 1, 1997 and October 1, 1997, respectively. Under the provisions of purchase accounting, the results of operations of the acquired entity are included in the financial statements of the acquirer only from the date of the acquisition forward. Therefore, the consolidated financial statements of the Company as of December 31, 1995 and 1996, and for each of the two years then ended do not include any amounts related to FVB or CSB. The 1997 consolidated financial statements of the Company include the assets and liabilities acquired in the transactions and results of operations from April 1, 1997 for FVB and from October 1, 1997 for CSB.

The following table presents an unaudited pro forma combined summary of operations of the Company, FVB, and CSB for the years ended December 31, 1997, and 1996, as if the acquisitions had been effective January 1, 1996.

(dollars in thousands)                          Year Ended December 31
                                                  1997          1996
                                             --------------------------
Interest income                                 $174,337      $146,787
Interest expense                                  63,119        54,221
                                             --------------------------
    Net interest income                          111,218        92,566
Provision for credit losses                        8,380         4,849
Noninterest income                                29,391        23,810
Noninterest expense                               86,261        77,708
                                             --------------------------
Income before provision for income taxes          45,968        33,819
Provision for income taxes                        16,618        12,832
                                             --------------------------
    Net income                                  $ 29,350      $ 20,987
                                             ==========================

Basic earnings per share                        $   1.25      $   0.89
Weighted average shares assumed
    to be outstanding                             23,510        23,585

Diluted earnings per share                      $   1.21      $   0.87
Weighted average shares assumed
    to be outstanding                             24,188        24,228

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



20.   Segment Reporting

While the Company's products and services are all of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, and the Northern Region. The remaining activities of the Company are reported in a segment titled "All Other".

Factors Used to Identify Reportable Segments

The Company first uses geography as a factor in distinguishing three operating segments. The discrete market areas served by SBB&T and by FNB (including its affiliate SVNB) distinguish them as units for which performance must be viewed separately. The tax refund program serves customers throughout the United States, and the lack of a defined market area for these programs distinguishes it from other banking activities.

SBB&T is further disaggregated into additional segments. The factors used for this disaggregation relate to products and services resulting in segments for Wholesale Lending, Retail Lending, Branch Activities (deposits), and Fiduciary (trust services). This level of disaggregation for SBB&T reflects its specific management structure in which loan and deposit products are handled by different organizational units. In contrast to this, FNB and its affiliate, SVNB, have an organizational structure that generally places both loan and deposit products in the individual branches.

Types and Services from Which Revenues are Derived

Wholesale Lending: Business units in this segment make loans to medium-sized businesses and their owners. Loans are made for the purchase of business assets, working capital lines, investment, the development and construction of nonresidential or multi-family residential property. Letters of credit are also offered to customers both to facilitate commercial transactions and as performance bonds.

Retail Lending: Business units in this segment do small business lending and leasing, consumer installment loans, home equity lines, and 1-4 family residential mortgages.

Branch Activities: The business of this segment is primarily centered on deposit products, but also includes safe deposit box rentals, foreign exchange, electronic fund transfers, and other ancillary services to businesses and individuals.

Tax Refund Program: The loan and transfer products provided in this segment are described in Note 3.

Fiduciary: This segment provides trust and investment services to its customers. The Trust and Investment Services Division may act as both custodian and manager of trust accounts as directed by the trust document. In addition to securities and other liquid assets, the division also manages real estate held in trust. The division also sells third-party mutual funds and annuities to customers.

Northern Region: This segment derives its revenues from banking services provided by FNB and its affiliate SVNB. These include the same type of loan and deposit products described for the first three segments described above. In addition, FNB provides Small Business Administration guaranteed loans to its customers. This segment also derives revenues from securities in FNB's securities portfolios.

All Other: This segment consists of other business lines and support units. The administrative support units include the Company's executive administration, data processing, marketing, credit administration, human resources, legal and benefits, and finance and accounting. The primary revenues are from SBBT's securities portfolios.

Charges and Credits for Funds and Income from the Investment Portfolios

As noted above, there is a significant difference between the organizational structures of FNB and SBB&T, with the same business units providing loans and deposits at FNB and separate business units handling them at SBB&T. This means that as a segment, the Northern Region is self-contained from a funding standpoint. That is, the one segment obtains its own funds from its depositors and lends its own funds to its borrowers. In contrast with this, SBB&T has one primary segment which provides the funds, Branch Activities, while the lending segments utilize the funds. To give a fair picture of profitability at the segment level for the SBB&T segments, it is therefore necessary to charge the lending segments for the cost of the funds they use while crediting the Branch Activities segment for the funds it provides.

The securities portfolios of each bank are used to provide liquidity to the bank as a whole and to earn income from funds received from depositors that are in excess of the amounts lent to borrowers. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and an opportunity cost for being unable to generate sufficient loans to make full use of the available funds. From the standpoint of measuring the performance of the Northern Region, the loans and deposits of which are organizationally integrated, it is most appropriate to include the income from the FNB securities portfolios with the operating segment. Because the Northern Region is self-contained from a funding standpoint, within the segment as a whole, there are no credits or charges for funds.

Because in the SBB&T segments, the uses of funds other than investments and the provision of funds are in separate segments, there is no one unit to which it is appropriate to charge the liquidity and opportunity costs. Instead, each segment that uses funds through lending or investing is charged for its funds and the Branch Activities segment is credited for the funds it provides.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment's contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 8) which do not apply equally to all segments. In addition, a net-of-tax contribution would reflect changes in tax rates which are not linked to performance of a segment.

Specific Segment Disclosure

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

 (in thousands)            Branch       Retail      Wholesale                           Northern     All
                          Activities    Lending      Lending       RAL      Fiduciary    Region      Other        Total
                          --------------------------------------------------------------------------------------------------
Year Ended
      December 31, 1998
 Revenues from
   external customers       $ 8,389      $ 43,568      $46,899    $11,638    $ 11,915   $ 63,974    $ 48,842     $  235,225
 Intersegment revenues       75,808            --           --        991       2,354         --      11,107         90,260
                          --------------------------------------------------------------------------------------------------
 Total revenues             $84,197      $ 43,568      $46,899    $12,629    $ 14,269   $ 63,974    $ 59,949     $  325,485
                          ==================================================================================================

 Profit (Loss)              $91,663      $  9,262      $16,885     $5,512    $  7,900   $ 20,662    $ (7,345)    $  144,539
 Interest income                 24        42,156       45,273      6,818          --     60,680      44,302        199,253
 Interest expense            44,754             4            4         --          --     20,593       2,758         68,113
 Internal charge for funds      725        25,841       23,936        625       2,247         --      36,886         90,260
 Depreciation                 1,982           236          142         71         213      1,570       1,634          5,848
 Total assets                12,532       530,481      520,614       (324)      3,104    840,027     742,984      2,649,418
 Capital expenditures            --            --           --         --          --        744       6,093          6,837

 Year Ended
      December 31, 1997
 Revenues from
   external customers       $ 7,182      $ 34,559      $38,968    $10,299    $ 10,258   $ 56,124    $ 44,430     $  201,820
 Intersegment revenues       66,803            --           --        655       3,230         --      10,687         81,375
                          --------------------------------------------------------------------------------------------------
  Total revenues            $73,985      $ 34,559      $38,968    $10,954    $ 13,488   $ 56,124    $ 55,117     $  283,195
                          ==================================================================================================

 Profit (Loss)              $80,044      $  5,657      $12,353    $ 4,099    $  7,285   $ 18,260    $  5,418     $  133,116
 Interest income                 25        33,427       38,097      7,421          --     53,179      41,171        173,320
 Interest expense            40,215            --           --         --          --     17,385       2,990         60,590
 Internal charge for funds      609        20,572       21,830        559       2,970         --      34,835         81,375
 Depreciation                 1,689           221           81         38         144      1,301         985          4,459
 Total assets                15,382       420,332      437,310       (324)      1,963    756,899     725,543      2,357,105
 Capital expenditures            --            --           --         --          --        853      13,402         14,255

 Year Ended
      December 31, 1996
 Revenues from
   external customers       $ 5,982      $ 21,681      $34,247    $ 4,204    $  8,745   $ 46,928    $ 38,239     $  160,026
 Intersegment revenues       61,731            --           --        475       5,159         --       2,326         69,691
                          --------------------------------------------------------------------------------------------------
  Total revenues            $67,713      $ 21,681      $34,247    $ 4,679    $ 13,904   $ 46,928    $ 40,565     $  229,718
                          ==================================================================================================

 Profit (Loss)              $79,457      $  7,064      $10,852    $ 2,438    $  8,990   $ 11,714    $(13,431)    $  107,084
 Interest income                 10        20,946       33,824      3,030          --     43,822      36,292        137,924
 Interest expense            34,118            --           --         --          --     13,319         931         48,368
 Internal charge for funds      550         9,736       16,928        114       4,115         --      38,248         69,691
 Depreciation                 1,120            98           57         24         119      1,074         649          3,141
 Total assets                 8,501       309,521      357,100        (99)      1,876    612,389     631,471      1,920,759
 Capital expenditures            --            --           --         --          --      2,855         642          3,497

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.

(in thousands)                                             Year Ended December 31
                                                      1998           1997          1996
                                                  -----------------------------------------
 Total revenues for reportable segments              $325,485       $283,195      $229,718
 Elimination of intersegment revenues                 (90,260)       (81,375)      (69,691)
 Elimination of taxable equivalent adjustment          (5,737)        (5,170)       (4,388)
                                                  -----------------------------------------
 Total consolidated revenues                         $229,488       $196,650      $155,639
                                                  =========================================

 Total profit or loss for reportable segments        $144,539       $133,116      $107,084
 Elimination of intersegment revenues                 (90,260)       (81,375)      (69,691)
 Elimination of taxable equivalent adjustment          (5,737)        (5,170)       (4,388)
                                                  -----------------------------------------

 Income before income taxes                          $ 48,542       $ 46,571      $ 33,005
                                                  =========================================

For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases are reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

Fixed assets used by the Northern Region segment are included in its asset totals. Fixed assets used by the other segments are all recorded as assets of the All Other segment. Depreciation expense of these assets is charged to the segment that uses them.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

For the Company, the process of disaggregation is somewhat arbitrary. Many of the Company's customers do business with more than one segment. Because the Company uses relationship pricing whereby the customer may be given a favorable price on one product because the other products that he or she makes use of are very profitable for the Company. To the extent that these products are in different segments as defined above, one segment may be sacrificing profitability to another for the sake of the overall customer relationship.



21.   Pacific Capital Bancorp

The condensed financial statements of the Bancorp are presented on the following two pages.

                                   PACIFIC CAPITAL BANCORP
                                    (Parent Company Only)
                                       Balance Sheets
                                       (in thousands)
                                                                           December 31
                                                                       1998          1997
                                                                   -------------------------
Assets
Cash                                                                 $  2,176      $  1,494
Investment in and advances to subsidiaries                            205,362       184,720
Loans, net                                                              2,966           259
Premises and equipment, net                                             3,507         3,500
Other assets                                                           12,591         5,407
                                                                   -------------------------
    Total assets                                                     $226,602      $195,380
                                                                   =========================
Liabilities
Dividends payable                                                    $  4,358      $  1,982
Other liabilities                                                       8,244         2,674
                                                                   -------------------------
    Total liabilities                                                  12,602         4,656
                                                                   -------------------------
Equity
Common stock                                                            8,071         7,851
Surplus                                                                95,498        88,454
Unrealized gain on securities available-for-sale                        3,496         1,768
Retained earnings                                                     106,935        92,651
                                                                   -------------------------
    Total shareholders' equity                                        214,000       190,724
                                                                   -------------------------
      Total liabilities and shareholders' equity                     $226,602      $195,380
                                                                   =========================

                                     PACIFIC CAPITAL BANCORP
                                      (Parent Company Only)
                                        Income Statements
                                          (in thousands)

                                                      Year Ended December 31
                                            1998             1997             1996
                                         ---------------------------------------------
Equity in earnings of subsidiaries:
    Undistributed                           $18,914          $ 6,211          $ 9,459
    Dividends                                18,575           24,744           13,175
Interest income                                 181               43              142
Other income                                    601               --               --
Other operating expense                     (13,006)          (1,744)          (1,601)
Income tax benefit                            4,302            1,029              529
                                         ---------------------------------------------
    Net income                              $29,567          $30,283          $21,704
                                         =============================================

                                        PACIFIC CAPITAL BANCORP
                                         (Parent Company Only)
                                        Statements of Cash Flows
                                             (in thousands)

                                                                        Year Ended December 31
                                                                 1998            1997            1996
                                                              -------------------------------------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
    Net income                                                   $29,567         $30,283         $21,704
    Adjustments to reconcile net income to net
         cash used in operations:
      Equity in undistributed net income
         of subsidiaries                                         (37,489)        (30,955)        (22,634)
      Increase in other assets                                    (7,739)         (4,409)           (421)
      Increase in other liabilities                                8,611           2,209             154
                                                              -------------------------------------------
      Net cash used in operating activities                       (7,050)         (2,872)         (1,197)
                                                              -------------------------------------------

Cash flows from investing activities:
    Net (increase) decrease in loans                              (2,238)            834             110
    Capital expenditures                                              --            (386)         (1,157)
    Capital contribution to subsidiary                                --            (125)            (25)
    Purchase of capital stock of First Valley
      Bank and Citizens State Bank                                    --         (42,270)             --
    Distributed earnings of subsidiaries                          18,575          57,066          13,175
                                                              -------------------------------------------
      Net cash provided by investing activities                   16,337          15,119          12,103
                                                              -------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                         8,094           2,779           1,409
    Payments to retire common stock                               (3,792)         (5,468)         (5,587)
    Dividends paid                                               (12,907)         (9,668)         (7,075)
                                                              -------------------------------------------
      Net cash used in financing activities                       (8,605)        (12,357)        (11,253)
                                                              -------------------------------------------

Net increase (decrease) in cash and cash equivalents                 682            (110)           (347)
Cash and cash equivalents at beginning of period                   1,494           1,604           1,951
                                                              ===========================================
Cash and cash equivalents at end of period                       $ 2,176         $ 1,494         $ 1,604
                                                              ===========================================

Supplemental disclosures:
    Non-cash investing and financing activities:
    Transfer from retained earnings to common
      stock due to stock dividend                                $    --         $ 9,000         $ 5,348

Quarterly Financial Data (Unaudited)

                                           1998 Quarters                                      1997 Quarters
                          ------------------------------------------------   ------------------------------------------------
                             4th         3rd         2nd          1st           4th         3rd          2nd         1st
                          ----------- ----------- ----------- ------------   ----------- -----------  ----------- -----------
Interest income              $49,645     $47,184     $46,021     $ 50,666       $43,847     $40,708      $40,075     $43,520
Interest expense              17,227      17,543      16,761       16,582        16,661      15,400       14,923      13,606
Net interest income           32,418      29,641      29,260       34,084        27,186      25,308       25,152      29,914
Provision for
   credit losses               1,095       1,095         984        5,949           610       1,073        1,975       4,842
Noninterest income             7,779       8,243       8,259       11,691         7,327       6,650        6,802       7,721
Noninterest expense           35,261      23,267      22,479       22,703        23,029      20,037       18,813      19,110
Income before
   income taxes                3,841      13,522      14,056       17,123        10,874      10,848       11,166      13,683
Income taxes                   2,430       5,078       5,065        6,402         3,678       3,820        3,986       4,804
Net income                   $ 1,411     $ 8,444     $ 8,991     $ 10,721       $ 7,196     $ 7,028      $ 7,180     $ 8,879

Net earnings per share:
   Basic                       $0.06       $0.35       $0.38        $0.45         $0.31       $0.30        $0.30       $0.38
   Diluted                     $0.06       $0.34       $0.37        $0.44         $0.29       $0.29        $0.30       $0.37


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting to be held May 18, 1999 ("Proxy Statement"), pages 4-6 and 8.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement, pages 10-18.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement, pages 8-10.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the Company's Proxy Statement, page 33.

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

(a)3.       EXHIBITS

            The listing of exhibits required by this item is set forth in the
            Exhibit Index on page 85 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the Exhibit Index.

(b)         REPORTS ON FORM 8-K

            One report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1998. The Company's Year 2000 readiness was reported on Form 8-K filed with the Commission on December 3, 1998.

(c)         EXHIBITS

            See exhibits listed in "Exhibit Index" on page 85 of this report.

(d)         FINANCIAL STATEMENT SCHEDULES

            There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ David W. Spainhour   4/6/99
      David W. Spainhour    date
      President
      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Donald M. Anderson      4/6/99      /s/ David W. Spainhour  4/6/99
Donald M. Anderson          date        David W. Spainhour      date
Chairman of the Board                   President
Director                                Director

/s/ William S. Thomas       4/6/99      /s/ Donald Lafler       4/6/99
William S. Thomas, Jr.      date        Donald Lafler           date
Vice Chairman                           Senior Vice President
Chief Operating Officer                 Chief Financial Officer

/s/ Frank H. Barranco, M.D. 4/6/99      /s/ Edward E. Birch     4/6/99
Frank H. Barranco, M.D.     date        Edward E. Birch         date
Director                                Director

/s/ Richard M. Davis        4/6/99      /s/ Anthony Guntermann  4/6/99
Richard M. Davis            date        Anthony Guntermann      date
Director                                Director

/s/ Dale E. Hanst           4/6/99      /s/ Harry B. Powell     4/6/99
Dale E. Hanst               date        Harry B. Powell         date
Director                                Director

/s/ Terrill F. Cox          4/6/99      /s/ Susan Trescher      4/6/99
Terrill F. Cox              date        Susan Trescher          date
Director                                Director

/s/ D. Vernon Horton        4/6/99      /s/ Clayton C. Larson   4/6/99
D. Vernon Horton            date        Clayton C. Larson       date
Vice Chairman                           Vice Chairman

/s/ William H. Pope         4/6/99      /s/ Roger C. Knopf      4/6/99
William H. Pope             date        Roger C. Knopf          date
Director                                Director

               EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
Exhibit
Number        Description *

2. Agreement and Plan of Reorganization by and between Santa Barbara Bancorp and Pacific Capital Bancorp dated July 20, 1998 (1)

3.    Articles of incorporation and bylaws:

      3.1 Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (2)

      3.2 Amended and Restated Bylaws of Pacific Capital Bancorp effective January 26, 1999. (2)

10.   Material contracts

      10.1  Compensation Plans and Agreements:

            10.1.1 Pacific Capital Bancorp Amended and Restated Restricted Stock Option Plan as amended effective December 17, 1996. (3)

                  10.1.1.1 Pacific Capital Bancorp Restricted Stock Option Agreement (Incentive Stock Option). (3)

                  10.1.1.2 Pacific Capital Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option -
                              5 Year). (3)

                  10.1.1.3 Pacific Capital Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option -
                              10 Year). (3)

                  10.1.1.4 Pacific Capital Bancorp Restricted Stock Option Agreement (Incentive Reload Option). (3)

                  10.1.1.5 Pacific Capital Bancorp Restricted Stock Option Agreement (Non-statutory Reload Option). (3)

            10.1.2 Pacific Capital Bancorp Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. One to Santa Barbara Bancorp's Registration Statement on Form S-8, filed on June 13, 1995, Registration No. 33-48724).

            10.1.3 Pacific Capital Bancorp Stock Option Plan (incorporated by reference to Exhibit 4.2 to Santa Barbara Bancorp's Registration Statement on Form S-8, filed on October 28, 1991, Registration No. 33-43560).

            10.1.4 Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 1998.**

            10.1.5 Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1998.**

            10.1.6 Santa Barbara Bank & Trust Key Employee Retiree Health Plan incorporated by reference to Exhibit 10.1.8 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for fiscal year ended December 31, 1993).

                  10.1.6.1 First Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (5)

                  10.1.6.2 Second Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (5)

            10.1.7 Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) (incorporated by reference to Exhibit 10.1.9 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for the fiscal year ended December 31, 1993).

                  10.1.7.1 First Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (5)

                  10.1.7.2 Second Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (5)

            10.1.8 Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (5)

                  10.1.8.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (4)

            10.1.9 Santa Barbara Bancorp 1996 Directors Stock Option Plan, as amended March 24, 1998. **

                  10.1.9.1 Santa Barbara Bancorp 1996 Directors Stock Option Agreement. (3)

                  10.1.9.2 Santa Barbara Bancorp 1996 Directors Stock Option Agreement (Reload Option). (3)

            10.1.11 Pacific Capital Bancorp Directors' Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Pacific Capital Bancorp's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

            10.1.12 Pacific Capital Bancorp 1984 Stock Option Plan and Forms of Agreements as amended to date (incorporated by reference to Exhibit 10.27 to Pacific Capital Bancorp's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

            10.1.13 Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 4 to Pacific Capital Bancorp's Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-83848) filed on November 15, 1994).

            10.1.14     Pacific Capital Bancorp 401(k) Profit Sharing Plan. (7)

            10.1.15 Employment Agreement dated November 20, 1996 between South Valley National Bank and Brad L. Smith (9) ***

            10.1.16 Employment Agreement dated August 26, 1997 between Pacific Capital Bancorp and Clayton C. Larson (10) ***

            10.1.17 Employment Agreement dated August 26, 1997 between Pacific Capital Bancorp and D. Vernon Horton (10) ***

            10.1.18 Employment Agreement dated August 26, 1997 between Pacific Capital Bancorp and Dennis A. DeCius (10) ***

            10.1.19 Employment Agreement dated August 26, 1997 between Pacific Capital Bancorp and Dale R. Diederick (10) ***

            10.1.20 Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997 between Pacific Capital Bancorp and Clayton C. Larson (10) ***

            10.1.21 Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997 between Pacific Capital Bancorp and D. Vernon Horton (10) ***

            10.1.22 Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997 between Pacific Capital Bancorp and Dennis A. DeCius (10) ***

            10.1.23 Amended and Restated Executive Salary Continuation Agreement dated September 23, 1997 between Pacific Capital Bancorp and Dale R. Diederick (10) ***

            10.1.24 Pacific Capital Bancorp Management Retention Plan as amended through January 11, 1999**

      10.2 Consolidated Agreement dated December 17, 1991 by and between First National Bank of Central California and Unisys with Equipment Sale Agreement, Software License Agreement and Product License Agreement by and between First National Bank of Central California and Information Technology, Inc. (6)

13.   Portions of  Annual Report to Security Holders

21.   Subsidiaries of the registrant

23.   Consents of Experts and Counsel

      23.1 Consent of Arthur Andersen LLP with respect to financial statements of the Registrant

      23.2 Consent of KPMG LLP with respect to financial statements of the Registrant

27.   Financial Data Schedules

      27.1998  Financial Data Schedule for 1998

      27.1997  Restated Financial Data Schedule for 1997

      27.1996  Restated Financial Data Schedule for 1996

      The Financial Data Schedules for 1997 and 1996 are restated to reflect the pooling of interests described in Note 1 to the accompanying Financial Statements.

Shareholders may obtain a copy of any exhibit by writing to:

      Clare McGivney, Corporate Services Administrator
      Pacific Capital Bancorp
      P.O. Box 1119
      Santa Barbara, CA 93102

* Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp. Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger.

**    Filed herewith.

*** Agreements were terminated effective December 30, 1998 upon the merger of Santa Barbara Bancorp with Pacific Capital Bancorp.

The Exhibits listed below are incorporated by reference to the specified filing.

(1) Filed as Appendix A to Proxy Statement filed by Santa Barbara Bancorp in Amendment No. 1 to Registration Statement on Form S-4 (registration No. 333-64093) filed November 4, 1998.

(2) Filed as Exhibits 4.1 and 4.2 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-74831) filed March 18, 1999.

(3) Filed as Exhibits 10.1.1 through 10.1.1.5 and 10.1.10 through 10.1.10.2 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1996.

(4) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1995

(5) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for the fiscal year ended December 31, 1997.

(6) Filed as Exhibits 10.23 through 10.34 to the Annual Report of Pacific Capital Bancorp on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991.

(7) Filed as Exhibits to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-13528) for the fiscal year ended December 31, 1994.

(8) Filed as Exhibits to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-13528) for the fiscal year ended December 31, 1995.

(9) Filed as an Exhibit to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-13528) for the fiscal year ended December 31, 1996.

(10) Filed as Exhibits to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-13528) for the fiscal quarter ended September 30, 1997.

EXHIBIT 10.1.4
                  PACIFIC CAPITAL BANCORP




                   AMENDED AND RESTATED

      INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN

                      January 1, 1998

                  PACIFIC CAPITAL BANCORP

      INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN

     THIS AMENDED AND RESTATED INCENTIVE & INVESTMENT AND SALARY SAVINGS PLAN is made and entered into, effective on the date set forth below, by SANTA BARBARA BANK & TRUST, a California corporation, as "Employer" for periods prior to January 1, 1999 (for such periods, the "Employer") and PACIFIC CAPITAL BANCORP, a California corporation formerly known as "Santa Barbara Bancorp," as "Employer" for periods on an after January 1, 1999 (for such periods, the "Employer"), with reference to the following facts:

     RECITALS:

     A. PACIFIC CAPITAL BANCORP, a California corporation ("Parent") owns all the outstanding shares of the capital stock of SANTA BARBARA BANK & TRUST, a California corporation (the "Bank").

     B. Effective January 1, 1966, the Bank established the "Santa Barbara Bank & Trust Incentive & Investment Plan (the "Prior Plan") to recognize the contributions made to the Bank's successful operation by its employees and for the exclusive benefit of its eligible employees.

     C. Effective January 1, 1989, the Bank amended and restated the Prior Plan to reflect certain changes in the law and in the operation of the Plan and to rename the Plan the "Incentive & Investment and Salary Savings Plan" (as so amended, the "Plan").

     D. Since the date of that most recent amendment and restatement, (i) there have been certain changes in the laws applicable to the Plan, (ii) the Employer has adopted certain amendments to the Plan to reflect changes in the operation of the Plan, and (iii) the Employer has acquired certain wholly owned subsidiaries.

     E. The Employer desires to adopt this Amended and Restated Plan document in order to incorporate all prior amendments to the Plan, to reflect the current provisions of law applicable to the Plan, and to reward and provide incentives for all employees of Employer and each of its Affiliated Employers.

     NOW, THEREFORE, the Employer hereby amends and restates the Plan in its entirety to provide as follows:

1.   DEFINITIONS

     1.1 "Act" means the Employee Retirement Income Security Act of 1974, as it may be amended from time to time.

     1.2 "Administrator" means the person designated by the Employer pursuant to
Section 2.4 to administer the Plan on behalf of the Employer.

     1.3 "Affiliated Employer" means any corporation which is a member of a controlled group of corporations (as defined in Code Section 414(b)) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Code Section 414(c)) with the

Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to Regulations under Code Section 414(o).

     1.4 "Aggregate Account" means, with respect to each Participant, the value of all accounts maintained on behalf of a Participant, whether attributable to Employer or Employee contributions, subject to the provisions of Section 2.2.

     1.5 "Anniversary Date" means December 31st.

     1.6 "Beneficiary" means the person to whom a share of a deceased Participant's total account is payable, subject to the restrictions of Sections
6.2 and 6.6, below.

     1.7 "Code" means the Internal Revenue Code of 1986, as amended or replaced from time to time.

     1.8 "Compensation" with respect to any Participant means such Participant's wages as defined in Code Section 3401(a) and all other payments of compensation by the Employer (in the course of the Employer's trade or business) for a Plan Year for which the Employer is required to furnish the Participant a written statement under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code
Section 3401(a)(2)).

          1.8.1 For purposes of this Section, the determination of Compensation shall be made by (a) including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(a)(8), 402(h), 403(b) or 457, and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions, and (b) excluding any taxable income arising by reason of the Participant's exercise of options to purchase the capital stock of Employer or any Affiliated Employer.

          1.8.2 For a Participant's initial year of participation, Compensation shall be recognized as of such Employee's effective date of participation pursuant to Section 3.3.

          1.8.3 For the Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under this Plan shall not exceed the One Hundred Fifty Thousand Dollars ($150,000), as adjusted by the Internal Revenue Service for cost of living increases in accordance with Code
Section 401(a)(17)(B).

              A. The cost of living adjustment in effect for a calendar year applies to any period which begins in that calendar year, does not exceed twelve months, and for which Compensation is required to be determined (the "determination period"). If a determination period consists of fewer than twelve
(12) months, then the annual compensation limit for such period shall be $150,000 (or such greater amount determined in accordance with Code Section 401(a)(17)(B)), multiplied by a fraction, the numerator of which is the number of months in such determination period, and the denominator of which is twelve
(12). For the Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Code Section 401(a)(17)(B) shall mean such $150,000 limit (as adjusted pursuant to Code Section 401(a)(17)(B)) set forth in this Section 1.8.3.

              B. If an Employee's benefits accruing in any Plan Year are determined by reference to the Employee's Compensation for any determination period commencing prior to such Plan Year, then the Compensation for such prior determination period shall be subject to the $150,000 limit (as adjusted pursuant to Code Section 401(a)(17)(B)) in effect for that prior determination period. For any such determination period beginning prior to the first day of the first Plan Year beginning on or after January 1, 1994, the annual compensation limit under this Section 1.8.3 shall be $150,000.

          1.8.4. If, in connection with the adoption of this amendment and restatement, the definition of Compensation has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, Compensation means compensation determined pursuant to the Plan then in effect.

     1.9 "Contract" or "Policy" means any life insurance policy, retirement income or annuity policy, or annuity contract (group or individual) issued pursuant to the terms of the Plan.

     1.10 "Deferred Compensation" with respect to any Participant means the amount of the Participant's total Compensation which has been contributed to the Plan in accordance with the Participant's deferral election pursuant to Section
4.2 excluding any such amounts distributed as excess "annual additions" pursuant to Section 4.10.1.

     1.11 "Early Retirement Date" means the first day of the month (prior to the Normal Retirement Date) coinciding with or following the date on which a Participant or Former Participant attains age 55 ("Early Retirement Age") and has completed at least 20 years of service with the Employer. A Participant shall become fully Vested upon satisfying this requirement if still employed at his Early Retirement Age. A Former Participant who terminates employment after satisfying such 20-year service requirement and who thereafter attains age 55 shall be entitled to receive his benefits under this Plan.

     1.12 "Elective Contribution" means the Employer's contributions to the Plan that are made pursuant to the Participant's deferral election provided in
Section 4.2, below. In addition, any Employer Qualified Non-Elective Contribution made pursuant to Section 4.6 shall be considered an Elective Contribution for purposes of the Plan. Any such contributions deemed to be Elective Contributions shall be subject to the requirements of Sections 4.2.2 and 4.2.3 and shall further be required to satisfy the discrimination requirements of Regulation 1.401(k)-l(b)(3), the provisions of which are specifically incorporated herein by reference.

     1.13 "Eligible Employee" means any Employee, except that:

          1.13.1 Employees who are Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall not be eligible to participate in this Plan.

          1.13.2 Employees of Affiliated Employers shall not be eligible to participate in this Plan unless such Affiliated Employers have specifically adopted this Plan in writing.

     1.14 "Employee" means any person who is employed by the Employer or an Affiliated Employer, but excludes any person who is an independent contractor. Employee shall include Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and such Leased Employees do not constitute more than 20% of the recipient's non-highly compensated work force.

     1.15 "Employer" means (a) for Plan Years commencing prior to January 1, 1999, SANTA BARBARA BANK & TRUST, a California corporation, and (b) for Plan Years commencing on or after January 1, 1999, PACIFIC CAPITAL BANCORP, a California corporation, and any successor which shall maintain this Plan; and any predecessor which has maintained this Plan. The Employer is a corporation, with principal offices in the State of California.

     1.16 "Excess Aggregate Contributions" means, with respect to any Plan Year, the excess of the aggregate amount of the voluntary Employee contributions made pursuant to Section 4.12, Excess Contributions recharacterized as voluntary Employee contributions pursuant to Section 4.6.1 and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7.3 on behalf of Highly Compensated Participants for such Plan Year, over the maximum amount of such contributions permitted under the limitations of Section 4.7.1, below.

     1.17 "Excess Contributions" means, with respect to a Plan Year, the excess of Elective Contributions made on behalf of Highly Compensated Participants for the Plan Year over the maximum amount of such contributions permitted under
Section 4.5.1, below. Excess Contributions, including amounts recharacterized pursuant to Section 4.6.1(C), below, shall be treated as an "annual addition" pursuant to Section 4.9.1, below.

     1.18 "Excess Deferred Compensation" means, with respect to any taxable year of a Participant, the excess of the aggregate amount of such Participant's Deferred Compensation and the elective deferrals pursuant to Section 4.2.6 below actually made on behalf of such Participant for such taxable year, over the dollar limitation provided for in Code Section 402(g), which is incorporate herein by reference. Excess Deferred Compensation shall be treated as an "annual addition" pursuant to Section 4.9.2, below, when contributed to the Plan unless distributed to the affected Participant not later than the next succeeding April 15th following the close of the Participant's taxable year. Additionally, for purposes of Sections 2.2 and 4.4.4, below, Excess Deferred Compensation shall continue to be treated as Employer contributions even if distributed pursuant to
Section 4.2.6, below. However, Excess Deferred Compensation of Non Highly Compensated Participants is not taken into account for purposes of Section 4.5.1, above, to the extent such Excess Deferred Compensation occurs pursuant to
Section 4.2.4, below.

     1.19 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets, (b) renders investment advice for a fee or other compensation, direct or indirect, with respect to any monies or other property of the Plan or has any authority or responsibility to do so, or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan, including, but not limited to, the Trustee, the Employer and its representative body, and the Administrator.

     1.20 "Fiscal Year" means each period of 12 months commencing on January 1st and ending on December 31st.

     1.21 "Forfeiture" means that portion of a Participant's Account that is not Vested, and occurs on the earlier of (a) the distribution of the entire Vested portion of the Participant's Account, or (b) the last date of the Plan Year in which the Participant incurs five (5) consecutive 1-Year Breaks in Service. Furthermore, for purposes of the foregoing clause (a), in the case of a Terminated Participant whose Vested Benefit is zero, such Terminated Participant shall be deemed to have received a distribution of the Participant's Vested Benefit upon his termination of employment. Restoration of such amount shall occur pursuant to Section 6.4, below. In addition, the term "Forfeiture" also shall include such amounts that are deemed to be Forfeitures pursuant to any other provisions of this Plan.

     1.22 "Former Participant" means a person who has been a Participant, but who has ceased to be a Participant for any reason.

     1.23 "415 Compensation" with respect to any Participant means such Participant's wages as defined in Code Section 3401(a) and all other payments of compensation by the Employer (in the course of the Employer's trade or business) for a Plan Year for which the Employer is required to furnish the Participant a written statement under Code Sections 6041(d), 6051(a)(3) and 6052, and effective with the Plan Years beginning on or after January 1, 1998, shall include (a) all "Elected Deferrals" (as defined in Code Section 402(g)(3), and
(b) any other amount which is contributed or deferred at the election of the Employee that is not includable in the gross income of the Employee by reason of Code Section 125 or 457. "415 Compensation" must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)). If, in connection with the adoption of this amendment and restatement, the definition of "415 Compensation" has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, "415 Compensation" means compensation determined pursuant to the Plan then in effect.

     1.24 "414(s) Compensation" means "415 Compensation" paid during a Plan Year plus, for the Plan Years commencing prior to January 1, 1998, the Participant's Elective Contributions attributable to Deferred Compensation recharacterized as voluntary Employee contributions pursuant to Section 4.6(a). The amount of "414(s) Compensation" with respect to any Participant shall include "414(s) Compensation" for the entire twelve (12) month period ending on the last day of such Plan Year, except that "414(s) Compensation" shall only be recognized for that portion of the Plan Year during which an Employee was a Participant in the Plan.

          1.24.1 For purposes of this Section, the determination of "414(s) Compensation" shall be made by including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(a)(8), 402(h), 403(b) or and 457, Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.

          1.24.2 In addition to other limitations set forth in this Plan, and notwithstanding any other provision of this Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under this Plan shall not exceed $150,000, as adjusted by the Internal Revenue Service pursuant to Code Section 401(a)(17)(B). The cost of living adjustment in effect for a calendar year applies to any period which begins in that year, does not exceed twelve (12) months, and for which Compensation is being determined (the "determination period"). If a determination period consists of fewer than twelve (12) months, then the limitation in effect under this Section 1.25.2 shall be equal to such $150,000 amount (as adjusted pursuant to Code Section 401(a)(17)(B)), multiplied by a fraction, the numerator of which is the number of months in such determination period, and the denominator of which is twelve (12). For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Code Section 401(a)(17) shall mean the annual compensation limit described in this Section 1.25.2. If an Employee's benefits accruing in a Plan Year are determined by reference to the Employee's Compensation for any prior determination period, then the Compensation for that prior determination period shall be subject to the limit in effect under Code Section 401(a)(17) for that prior determination period. For this purpose, for any determination period beginning prior to the first day of the first Plan Year beginning on or after January 1, 1994, the annual compensation limit shall be $150,000.

          1.24.3 If, in connection with the adoption of this amendment and restatement, the definition of "414(s) Compensation" has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, "414(s) Compensation" means compensation determined pursuant to the Plan then in effect.

     1.25 "Highly Compensated Employee" means an Employee who either (a) during the current Plan Year or the immediately preceding Plan Year, was a "five percent owner" (as defined in Section 1.32.3C, below), or (b) for the preceding year, either (i) received 415 Compensation from the Employer in excess of Eighty Thousand Dollars ($80,000) (as such amount is adjusted from time-to-time pursuant to Code Section 414(g)(1), or (ii) in accordance with an election by the Employer to apply this clause (b)(ii) of this Section 1.25 for any Plan Year, was in the "Top Paid Group" of Employees for such preceding year. For Plan Years beginning after December 31, 1996, and prior to January 1, 1998, the determination of "415 Compensation" under this Section 1.25 shall be made by including amounts that otherwise would be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(e)(3), 402(h)(1)(B) and, in the case of Employer contributions made pursuant to a salary reduction agreement, by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code
Section 403(b).

     1.26 "Highly Compensated Former Employee" means a former Employee who had a separation year prior to the "determination year" and was a Highly Compensated Employee in the year of separation from service or in any "determination year" after attaining age 55. Notwithstanding the foregoing, an Employee who separated from service prior to 1987 will be treated as a Highly Compensated Former Employee only if during the separation year (or year preceding the separation year) or any year after the Employee attains age 55 (or the last year ending before the Employee's 55th birthday), the Employee either received "415 Compensation" in excess of $50,000 or was a "five percent owner." For purposes of this Section, "determination year," "415 Compensation" and "five percent owner" shall be determined in accordance with Section 1.26. Highly Compensated Former Employees shall be treated as Highly Compensated Employees. The method set forth in this Section for determining who is a "Highly Compensated Former Employee" shall be applied on a uniform and consistent basis for all purposes for which the Code Section 414(q) definition is applicable.

     1.27 "Highly Compensated Participant" means any Highly Compensated Employee who is eligible to participate in the Plan.

     1.28 "Hour of Service" means (a) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties during the applicable computation period; (b) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) during the applicable computation period (c) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages. These hours will be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made. The same Hours of Service shall not be credited both under (a) or (b), as the case may be, and under (c).

          1.28.1 Notwithstanding the above, (i), no more than 501 Hours of Service are required to be credited to an Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (ii) an hour for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's compensation, or unemployment compensation, or disability insurance laws; and (iii) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically-related expenses incurred by the Employee.

          1.28.2 For purposes of this Section 1.28, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly or indirectly through, among others, a trust fund or insurer to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

          1.28.3 An Hour of Service must be counted for the purpose of determining a Year of Service, a year of participation for purposes of accrued benefits, a 1-Year Break in Service, and employment commencement date (or re-employment commencement date). In addition, Hours of Service will be credited for employment with other Affiliated Employers. The provisions of Department of Labor regulations 2530.200b-2(b) and (c) are incorporated herein by reference.

     1.29 "Income" means the income allocable to "excess amounts" which shall equal the sum of the allocable gain or loss for the "applicable computation period" and the allocable gain or loss for the period between the end of the "applicable computation period" and the date of distribution ("gap period"). The income allocable to "excess amounts" for the "applicable computation period" and the "gap period" is calculated separately and is determined by multiplying the income for the "applicable computation period" or the "gap period" by a fraction. The numerator of the fraction is the "excess amount" for the "applicable computation period". The denominator of the fraction is the total "account balance" attributable to "Employer contributions" as of the end of the "applicable computation period" or the "gap period", reduced by the gain allocable to such total amount for the "applicable computation period" or the "gap period" and increased by the loss allocable to such total amount for the "applicable computation period" or the "gap period". The provisions of this Section shall be applied:

          1.29.1  For purposes of Section 4.2.6, by substituting:

              A.  "Excess Deferred Compensation" for "excess amounts";

              B.  "taxable year of the Participant" for "applicable computation period";

              C.  "Deferred Compensation" for "Employer contributions"; and

              D.  "Participant's Elective Account" for "account balance".

          1.29.2  For purposes of Section 4.6.1, by substituting:

              A.  "Excess Contributions" for "excess amount";

              B.  "Plan Year" for "applicable computation period";

              C.  "Elective Contributions" for "Employer contributions"; and

              D.  "Participant's Elective Account" for "account balance".

          1.29.3  For purposes of Section 4.8.1, by substituting:

              A.  "Excess Aggregate Contributions" for "excess amounts";

              B.  "Plan Year" for "applicable computation period";

              C. "Employer matching contributions made pursuant to Section 4.1(b) and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7(c)" for "Employer contributions"; and

              D.  "Participant's Account" for "account balance".

          1.29.4 In lieu of the "fractional method" described above, a "safe harbor method" may be used to calculate the allocable income for the "gap period". Under such "safe harbor method", allocable Income for the "gap period" shall be deemed to equal ten percent (10%) of the Income allocable to "excess amounts" for the "applicable computation period" multiplied by the number of calendar months in the "gap period". For purposes of determining the number of calendar months in the "gap period", a distribution occurring on or before the fifteenth day of the months shall be treated as having been made on the last day of the preceding months and a distribution occurring after such fifteenth day shall be treated as having been made on the first day of the next subsequent month.

          1.29.5 Income allocable to any distribution of Excess Deferred Compensation on or before the last day of the taxable year of the Participant shall be calculated from the first day of the taxable year of the Participant to the date on which the distribution is made pursuant to either the "fractional method" or the "safe harbor method".

     1.30 "Investment Manager" means an entity that (a) has the power to manage, acquire, or dispose of Plan assets and (b) acknowledges fiduciary responsibility to the Plan in writing. Such entity must be a person, firm, or corporation registered as an investment adviser under the Investment Advisers Act of 1940, a bank, or an insurance company.

     1.31 "Key Employee" means an Employee as defined in Code Section 416(i) and the Regulations thereunder. Generally, any Employee or former Employee (as well as each of his Beneficiaries) is considered a Key Employee if he, at any time during the Plan Year that contains the "Determination Date" or any of the preceding four (4) Plan Years, has been included in one of the following categories:

          1.31.1 An officer of the Employer (as that term is defined within the meaning of the Regulations under Code Section 416) having annual "415 Compensation" greater than 50 percent of the amount in effect under Code Section 415(b)(1)(A) for any such Plan Year.

          1.31.2 One of the ten employees having annual "415 Compensation" from the Employer for a Plan Year greater than the dollar limitation in effect under Code Section 415(c)(1)(A) for the calendar year in which such Plan Year ends and owning (or considered as owning within the meaning of Code Section 318) both more than one-half percent interest and the largest interests in the Employer.

          1.31.3 A "five percent owner" of the Employer. "Five percent owner" means any person who owns (or is considered as owning within the meaning of Code
Section 318) more than five percent (5%) of the outstanding stock of the Employer or stock possessing more than five percent (5%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than five percent (5%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
(m) and (o) shall be treated as separate employers.

          1.31.4 A "one percent owner" of the Employer having an annual "415 Compensation" from the Employer of more than $150,000. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code
Section 318) more than one percent (1%) of the outstanding stock of the Employer or stock possessing more than one percent (1%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than one percent (1%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
(m) and (o) shall be treated as separate employers.

              A. However, in determining whether an individual has "415 Compensation" of more than $150,000, "415 Compensation" from each employer required to be aggregated under Code Sections 414(b), (c), (m) and (o) shall be taken into account.

              B. For purposes of this Section, the determination of "415 Compensation" shall be made by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(a)(8), 402(h)(1)(B) and, in the case of Employer contributions made pursuant to a salary reduction agreement, by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Section 403(b).

     1.32 "Late Retirement Date" means the Anniversary Date coinciding with or next following a Participant's actual Retirement Date after having reached his Normal Retirement Date.

     1.33 "Leased Employee" means any person (other than an Employee of the recipient) who pursuant to an agreement between the recipient and any other person ("leasing organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are performed under primary direction or control by the recipient. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient employer shall be treated as provided by the recipient employer. A Leased Employee shall not be considered an Employee of the recipient if:

          1.33.1 Such employee is covered by a money purchase pension plan providing: (a) a non-integrated employer contribution rate of at least 10% of compensation, as defined in Code Section 415(c)(3), but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Sections 125, 402(a)(8), 402(h) or 403(b); (b) immediate participation; and (c) full and immediate vesting; and

          1.33.2 Leased Employees do not constitute more than 20% of the recipient's non- highly compensated work force.

     1.34 "Non-Elective Contribution" means the Employer's contributions to this Plan excluding, however, contributions made pursuant to the Participant's deferral election provided for in Section 4.2, below, and any "Qualified Non-Elective Contribution".

     1.35 "Non-Highly Compensated Participant" means any Participant who is neither a Highly Compensated Employee nor a Family Member.

     1.36 "Non-Key Employee" means any Employee or former Employee (and the Beneficiaries of such persons) who is not a Key Employee.

     1.37 "Normal Retirement Age" means the Participant's 65th birthday.

     1.38 "Normal Retirement Date" means the Anniversary Date coinciding with or next following the Participant's Normal Retirement Age.

     1.39 "1-Year Break in Service" means a period of 12 consecutive calendar months beginning on the date the Employee terminates service with the Employer and ending on the first anniversary of such date during which the Employee does not perform an Hour of Service for the Employer. Further, solely for the purpose of determining whether a Participant has incurred a 1-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity and paternity leaves of absence." Years of Service and 1-Year Breaks in Service shall be measured on the same computation period.

          1.39.1 An Employee shall not be deemed to have incurred a 1-Year Break in Service if he completes an Hour of Service within 12 months following the last day of the month during which his employment terminated.

          1.39.2 "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established nondiscriminatory policy, whether occasioned by illness, military service, or any other reason.

          1.39.3 A "maternity or paternity leave of absence" means, for Plan Years beginning after December 31, 1984, an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement. For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins, only if credit therefore is necessary to prevent the Employee from incurring a 1-Year Break in Service, or, in any other case, in the immediately following computation period.

     1.40 "Participant" means any Eligible Employee who participates in the Plan as provided in Sections 3.2 and 3.3, and has not for any reason become ineligible to participate further in the Plan.

     1.41 "Participant's Account" means the account established and maintained by the Administrator for each Participant with respect to the Participant's total interest in the Plan resulting from the Employer's Non-Elective Contributions. A separate accounting shall be maintained with respect to that portion of the Participant's account attributable to Employer matching contributions made pursuant to Section 4.1.1B, below, and Employer discretionary contributions made pursuant to Section 4.1.1C, below.

     1.42 "Participant's Combined Account" means the total aggregate amount of each Participant's Elective account and the Participant's account.

     1.43 "Participant's Elective Account" means the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan resulting from the Employer's Elective Contributions. A separate accounting shall be maintained with respect to that portion of the

Participant's Elective Account attributable to Elective Contributions pursuant to Section 4.2 and any Employer Qualified Non-Elective Contributions.

     1.44 "Plan" means this PACIFIC CAPITAL BANCORP Amended and Restated Incentive & Investment and Salary Savings Plan, as amended from time to time. For periods prior to January 1, 1999, this Plan shall be known as the "SANTA BARBARA BANK & TRUST" "Incentive & Investment and Salary Savings Plan."

     1.45 "Plan Year" means (a) for periods prior to April 1, 1993, the Employer's accounting year of 12 months commencing on April 1st of each year and ending the following March 31st; (b) for the period after March 31, 1993, and prior to January 1, 1994, the nine-month period from April 1, 1993, through December 31, 1993, and (c) for periods after December 31, 1993, each period of 12 months commencing on January 1 and ending on December 31.

     1.46 "Qualified Non-Elective Contribution" means the Employer's contributions to the Plan that are made pursuant to Section 4.6. Such contributions shall be considered an Elective Contribution for the purposes of the Plan and used to satisfy the "Actual Deferral Percentage" tests. In addition, the Employer's contributions to the Plan that are made pursuant to
Section 4.8.7, below, which are used to satisfy the "Actual Contribution Percentage" tests shall be considered Qualified Non-Elective Contributions and be subject to the provisions of Sections 4.2.2, below and 4.2.3, below.

     1.47 "Qualified Voluntary Employee Contribution Account" means the account established and maintained by the Administrator for each Participant with respect to such Participant's total interest in the Plan resulting from the Participant's tax-deductible Qualified Voluntary Employee Contributions made pursuant to Section 4.14, below.

     1.48 "Regulation" means the Income Tax Regulations as promulgated by the Secretary of the Treasury or his delegate, and as amended from time to time.

     1.49 "Retired Participant" means a person who has been a Participant, but who has become entitled to retirement benefits under the Plan.

     1.50 "Retirement Date" means the date as of which a Participant retires whether such retirement occurs on a Participant's Normal Retirement Date, Early or Late Retirement Date.

     1.51 "Super Top Heavy Plan" means a plan described in Section 2.2.2.

     1.52 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death or retirement.

     1.53 "Top Heavy Plan" means a plan described in Section 2.2.1.

     1.54 "Top Heavy Plan Year" means a Plan Year commencing after December 31, 1983 during which the Plan is a Top Heavy Plan.

     1.55 "Top Paid Group" means the top 20 percent of Employees who performed services for the Employer during the applicable year, ranked according to the amount of "415 Compensation" received from the Employer during such year. All Affiliated Employers shall be taken into account as a single employer, and Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer. Employees who are non-resident aliens and who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer constituting United States source income within the meaning of Code
Section 86(a)(3) shall not be treated as Employees.

          1.55.1 Additionally, for the purpose of determining the number of active Employees in any year, the following additional Employees shall also be excluded; however, such Employees shall still be considered for the purpose of identifying the particular Employees in the Top Paid Group:

              A.  Employees with less than six (6) months of service;

              B. Employees who normally work less than 17 1/2 hours per week;

              C. Employees who normally work less than six (6) months during a year; and

              D. Employees who have not yet attained age 21.

          1.55.2 In addition, if ninety percent (90%) or more of the Employees of the Employer are covered under agreements the Secretary of Labor finds to be collective bargaining agreements between Employee representatives and the Employer, and the Plan covers only Employees who are not covered under such agreements, then Employees covered by such agreements shall be excluded from both the total number of active Employees as well as from the identification of particular Employees in the Top Paid Group.

          1.55.3 The foregoing exclusions set forth in this Section 1.55.3 shall be applied on a uniform and consistent basis for all purposes for which the Code
Section 414(q) definition is applicable.

     1.56 "Total and Permanent Disability" means a physical or mental condition of a Participant resulting from bodily injury, disease, or mental disorder which renders the Participant incapable of continuing in gainful occupation and which condition constitutes a "total disability" under the Social Security Act.

     1.57 "Trustee" means the person or entity named as trustee in any separate trust forming a part of this Plan, and any successors.

     1.58 "Trust Fund" or "Trust" means the assets of the separate trust forming a part of this Plan, as the same shall exist from time to time.

     1.59 "Vested" means the nonforfeitable portion of any account maintained on behalf of a Participant.

     1.60 "Voluntary Contribution Account" means the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan resulting from the

Participant's nondeductible voluntary contributions made pursuant to Section
4.12. Amounts recharacterized as voluntary Employee contributions pursuant to
Section 4.6.1, below, shall remain subject to the limitations of Sections 4.2.2, and 4.2.3, below. Therefore, a separate accounting shall be maintained with respect to that portion of the Voluntary Contribution Account attributable to voluntary Employee contributions made pursuant to Section 4.12, below.

     1.61 "Year of Service" means the computation period of twelve (12) consecutive months, herein set forth, during which an Employee has at least 1,000 Hours of Service.

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

          1.61.4 Prior Service. There shall be recognized as "Years of Service" under this Plan all Years of Service by the Employee with any entity acquired by the Employer if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.61.4, an entity shall be deemed to be acquired by the Employer if (a) that entity is merged into the Employer, or (b) the Employer purchases or otherwise acquires at least eighty percent (80%) of the outstanding voting equity interests in such entity, or (iii) the Employer acquires substantially all the assets of such entity."

          1.61.5 Affiliated Employer. All Years of Service with any Affiliated Employer shall be recognized.

2.   TOP HEAVY AND ADMINISTRATION

     2.1 Top Heavy Plan Requirements. For any Top Heavy Plan Year, the Plan shall provide the special vesting requirements of Code Section 416(b) pursuant to Section 6.4 of the Plan and the special minimum allocation requirements of Code Section 416(c) pursuant to Section 4.4 of the Plan.

     2.2  Determination of Top Heavy Status.

          2.2.1 This Plan shall be a Top Heavy Plan for any Plan Year commencing. after December 31, 1983 in which, as of the Determination Date, (a) the Present Value of Accrued Benefits of Key Employees and (b) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds sixty percent (60%) of the Present Value of Accrued Benefits and the

Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

              A. If any Participant is a Non-Key Employee for any Plan Year, but such Participant was a Key Employee for any prior Plan Year, such Participant's Present Value of Accrued Benefit and/or Aggregate Account balance shall not be taken into account for purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan (or whether any Aggregation Group which includes this Plan is a Top Heavy Group).

              B. In addition, for Plan Years beginning after December 31, 1984, if a Participant or Former Participant has not performed any services for any Employer maintaining the Plan at any time during the five year period ending on the Determination Date, any accrued benefit for such Participant or Former Participant shall not be taken into account for the purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan.

          2.2.2 This Plan shall be a Super Top Heavy Plan for any Plan Year commencing after December 31, 1983, in which, as of the Determination Date, (a) the Present Value of Accrued Benefits of Key Employees and (b) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds ninety percent (90%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

          2.2.3 A Participant's Aggregate Account as of the Determination Date is the sum of:

              A. His Participant's Elective Account balance as of the most recent valuation occurring within a twelve (12) month period ending on the Determination Date.

              B. An adjustment for any contributions due as of the Determination Date. Such adjustment shall be the amount of any contributions actually made after the valuation date but due on or before the Determination Date, except for the first Plan Year when such adjustment shall also reflect the amount of any contributions made after the Determination Date that are allocated as of a date in that first Plan Year.

              C. Any Plan distributions made within the Plan Year that includes the Determination Date or within the four (4) preceding Plan Years. However, in the case of distributions made after the valuation date and prior to the Determination Date, such distributions are not included as distributions for top heavy purposes to the extent that such distributions are already included in the Participant's Aggregate Account balance as of the valuation date. Notwithstanding anything herein to the contrary, all distributions, including distributions made prior to January 1, 1984, and distributions under a terminated plan which if it had not been terminated would have been required to be included in an Aggregation Group, will be counted. Further, distributions from the Plan (including the cash value of life insurance policies) of a Participant's account balance because of death shall be treated as a distribution for the purposes of this section.

              D. Any Employee contributions, whether voluntary or mandatory. However, amounts attributable to tax deductible qualified voluntary employee contributions shall not be considered to be a part of the Participant's Aggregate Account balance.

              E. With respect to unrelated rollovers and plan-to-plan transfers (ones which are both initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another employer), if this Plan provides the rollovers or plan-to-plan transfers, it shall always consider such rollovers or plan-to-plan transfers as a distribution for the purposes of this Section. If this Plan is the plan accepting such rollovers or plan-to-plan transfers, it shall not consider such rollovers or plan-to-plan transfers as part of the Participant's Aggregate Account balance. However, rollovers or plan-to-plan transfers accepted prior to January 1, 1984, shall be considered as part of the Participant's Aggregate Account balance.

              F. With respect to related rollovers and plan-to-plan transfers (ones either not initiated by the Employee or made to a plan maintained by the same employer), if this Plan provides the rollover or plan-to-plan transfer, it shall not be counted as a distribution for purposes of this Section. If this Plan is the plan accepting such rollover or plan-to-plan transfer, it shall consider such rollover or plan-to-plan transfer as part of the Participant's Aggregate Account balance, irrespective of the date on which such rollover or plan-to-plan transfer is accepted.

              G. For the purposes of determining whether two employers are to be treated as the same employer in Paragraphs E and F, above, all employers aggregated under Code Section 414(b), (c), (m) and (o) are treated as the same employer.

          2.2.4 "Aggregation Group" means either a Required Aggregation Group or a Permissive Aggregation Group as hereinafter determined.

              A. In determining a Required Aggregation Group hereunder, each plan of the Employer in which a Key Employee is a participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan in which a Key Employee participates to meet the requirements of Code Sections 401(a)(4) or 410, will be required to be aggregated. Such group shall be known as a Required Aggregation Group. In the case of a Required Aggregation Group, each plan in the group will be considered a Top Heavy Plan if the Required Aggregation Group is a Top Heavy Group. No plan in the Required Aggregation Group will be considered a Top Heavy Plan if the Required Aggregation Group is not a Top Heavy Group.

              B. The Employer may also include any other plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code Sections 401(a)(4) and 410. Such group shall be known as a Permissive Aggregation Group. In the case of a Permissive Aggregation Group, only a plan that is part of the Required Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is a Top Heavy Group. No plan in the Permissive Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is not a Top Heavy Group.

              C. Only those plans of the Employer in which the Determination Dates fall within the same calendar year shall be aggregated in order to determine whether such plans are Top Heavy Plans.

              D. An Aggregation Group shall include any terminated plan of the Employer if it was maintained within the last five (5) years ending on the Determination Date.

              E. "Determination Date" means (a) the last day of the preceding Plan Year, or (b) in the case of the first Plan Year, the last day of such Plan Year.

              F. In the case of a defined benefit plan, the Present Value of Accrued Benefit for a Participant other than a Key Employee, shall be as determined using the single accrual method used for all plans of the Employer and Affiliated Employers, or if no such single method exists, using a method which results in benefits accruing not more rapidly than the slowest accrual rate permitted under Code Section 411(b)(1)(C). The determination of the Present Value of Accrued Benefit shall be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the Determination Date except as provided in Code Section 416 and the Regulations thereunder for the first and second plan years of a defined benefit plan.

              G. "Top Heavy Group" means an Aggregation Group in which, as of the Determination Date, (i) the sum of (a) the Present Value of Accrued Benefits of Key Employees under all defined benefit plans included in the group, plus (b) the Aggregate Accounts of Key Employees under all defined contribution plans included in the group, exceeds (ii) sixty percent (60%) of a similar sum determined for all Participants.

     2.3  Powers and Responsibilities of the Employer.

          2.3.1 The Employer shall be empowered to appoint and remove the Trustee and the Administrator from time to time as it deems necessary for the proper administration of the Plan to assure that the Plan is being operated for the exclusive benefit of the Participants and their Beneficiaries in accordance with the terms of the Plan, the Code, and the Act.

          2.3.2 The Employer shall establish a "funding policy and method," i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need, or shall appoint a qualified person to do so. The Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy. The communication of such a "funding policy and method" shall not, however, constitute a directive to the Trustee as to investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.

          2.3.3 The Employer shall periodically review the performance of any Fiduciary or other person to whom duties have been delegated or allocated by it under the provisions of this Plan or pursuant to procedures established hereunder. This requirement may be satisfied by formal periodic review by the Employer or by a qualified person specifically designated by the Employer, through day-to-day conduct and evaluation, or through other appropriate ways.

     2.4 Designation of Administrative Authority. The Employer shall appoint one or more Administrators. Any person, including, but not limited to, the Employees of the Employer, shall be eligible to serve as an Administrator. Any person so appointed shall signify his acceptance by filing written acceptance with the Employer. An Administrator may resign by delivering his written resignation to the Employer or be removed by the Employer by delivery of written notice of removal, to take effect at a date specified therein, or upon delivery to the Administrator if no date is specified. The Employer, upon the resignation or removal of an Administrator, shall promptly designate in writing a successor to this position. If the Employer does not appoint an Administrator, the Employer will function as the Administrator.

     2.5. Allocation and Delegation of Responsibilities. If more than one person is appointed as Administrator, the responsibilities of each Administrator may be specified by the Employer and accepted in writing by each Administrator. In the event that no such delegation is made by the Employer, the

Administrators may allocate the responsibilities among themselves, in which event the Administrators shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each Administrator. The Trustee thereafter shall accept and rely upon any documents executed by the appropriate Administrator until such time as the Employer or the Administrators file with the Trustee a written revocation of such designation.

     2.6. Powers and Duties of the Administrator. The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan.

          2.6.1 The Administrator shall administer the Plan in accordance with its terms and shall have the power and discretion to construe the terms of the Plan and to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of the Plan; provided, however, that any procedure, discretionary act, interpretation or construction shall be done in a nondiscriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code
Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

          2.6.2 The Administrator shall be charged with the duties of the general administration of the Plan, including, but not limited to, the following:

              A. The discretion to determine all questions relating to the eligibility of Employees to participate or remain a Participant hereunder and to receive benefits under the Plan;

              B. To compute, certify, and direct the Trustee with respect to the amount and the kind of benefits to which any Participant shall be entitled hereunder;

              C. To authorize and direct the Trustee with respect to all nondiscretionary or otherwise directed disbursements from the Trust;

              D. To maintain all necessary records for the administration of the Plan;

              E. To interpret the provisions of the Plan and to make and publish such rules for regulation of the Plan as are consistent with the terms hereof;

              F. To determine the size and type of any Contract to be purchased from any insurer, and to designate the insurer from which such Contract shall be purchased;

              G. To compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Plan;

              H. To consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order that the Trustee can exercise any investment discretion in a manner designed to accomplish specific objectives;

              I. To prepare and implement a procedure to notify Eligible Employees that they may elect to have a portion of their Compensation deferred or paid to them in cash;

              J. To assist any Participant regarding his rights, benefits, or elections available under the Plan.

     2.7 Records and Reports. The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, and other data that may be necessary for proper administration of the Plan and shall be responsible for supplying all information and reports to the Internal Revenue Service, Department of Labor, Participants, Beneficiaries and others as required by law.

     2.8 Appointment of Advisers. The Administrator may appoint counsel, specialists, advisers, and other persons as the Administrator or the Trustee deems necessary or desirable in connection with the administration of this Plan.

     2.9 Information From Employer. To enable the Administrator to perform his functions, the Employer shall supply full and timely information to the Administrator on all matters relating to the Compensation of all Participants, their Hours of Service, their Years of Service, their retirement, death, disability, or termination of employment, and such other pertinent facts as the Administrator may require; and the Administrator shall advise the Trustee of such of the foregoing facts as may be pertinent to the Trustee's duties under the Plan. The Administrator may rely upon such information as is supplied by the Employer and shall have no duty or responsibility to verify such information.

     2.10 Payment of Expenses. All expenses of administration may be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, including, but not limited to, fees of accountants, counsel, and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund. However, the Employer may reimburse the Trust Fund for any administration expense incurred.

     2.11 Majority Actions. Except where there has been an allocation and delegation of administrative authority pursuant to Section 2.5, if there shall be more than one Administrator, they shall act by a majority of their number, but may authorize one or more of them to sign all papers on their behalf.

     2.12 Claims Procedure. Claims for benefits under the Plan may be filed with the Administrator on forms supplied by the Employer. Written notice of the disposition of a claim shall be furnished to the claimant within 90 days after the application is filed. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

     2.13 Claims Review Procedure. Any Employee, former Employee, or Beneficiary of either, who has been denied a benefit by a decision of the Administrator pursuant to Section 2.12, above, shall be entitled to request the Administrator to give further consideration to his claim by filing with the Administrator (on a form which may be obtained from the Administrator) a request for a hearing. Such request, together with a written statement of the reasons why the claimant believes his claim should be allowed, shall be filed with the Administrator no later than 60 days after receipt of the written notification provided for in
Section 2.12, above.

          2.13.1 The Administrator shall then conduct a hearing within the next 60 days, at which the claimant may be represented by an attorney or any other representative of his choosing and at which the claimant shall have an opportunity to submit written and oral evidence and arguments in support of his claim. At the hearing (or prior thereto upon five (5) business days' written notice to the Administrator) the claimant or his representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. Either the claimant or the Administrator may cause a court reporter to attend the hearing and record the proceedings. In such event, a complete written transcript of the proceedings shall be furnished to both parties by the court reporter. The full expense of any such court reporter and such transcripts shall be borne by the party causing the court reporter to attend the hearing.

          2.13.2 A final decision as to the allowance of the claim shall be made by the Administrator within 60 days of receipt of the appeal (unless there has been an extension of 60 days due to special circumstances, provided the delay and the special circumstances occasioning it are communicated to the claimant within the 60 day period). Such communication shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based.

3.   ELIGIBILITY

     3.1 Conditions of Eligibility.

          3.1.1 Subject to Sections 3.1.2 and 3.1.3, below, each Eligible Employee who commences employment prior to January 1, 1990, and has attained age 16 shall be eligible to participate hereunder as of the date he has satisfied such requirements. Each Eligible Employee who commences employment with the Employer after December 31, 1989, and prior to January 1, 1991, and who has completed one (1) Year of Service and has attained age 16 shall be eligible to participate hereunder as of the date he has satisfied such requirements. Each Eligible Employee who commences employment with the Employer after December 31, 1990, and who has completed one (1) Year of Service and has attained age 18 shall be eligible to participate hereunder as of the date he has satisfied such requirements.

          3.1.2 Notwithstanding the provisions of Section 3.1.1, above, effective July 1, 1994, each Eligible Employee who has attained age 18 and completed ninety (90) days of employment with the Employer shall be eligible to
(a) make Deferred Compensation contributions to the Plan in accordance with
Section 4.2, below, and (b) receive Employer's Matching Contributions with respect to such Deferred Compensation in accordance with Section 4.1.1B, below; provided, such Eligible Employee shall not be eligible to receive an allocation of the discretionary Employer's Non-Elective Contribution under Section 4.1.1C, below, until such Eligible Employee has completed one (1) Year of Service with the Employer in accordance with Section 3.1.1, above, and commenced participation in accordance with Section 3.1.3, below.

          3.1.3 An Eligible Employee who has satisfied the participation requirements of this Section 3.1 shall commence participation in the Plan at the time specified in Section 3.3, below.

     3.2 Application for Participation. In order to become a Participant hereunder, each Eligible Employee shall make application to the Employer for participation in the Plan and agree to the terms hereof. Upon the acceptance of any benefits under this Plan, such Employee shall automatically be deemed to have made application and shall be bound by the terms and conditions of the Plan and all amendments hereto.

     3.3 Effective Date of Participation. An Eligible Employee shall become a Participant effective as of the first day of the first calendar month commencing after the Eligible Employee has satisfied the eligibility requirements of
Section 3.1, above, provided said Employee was still employed as of such date (or if not employed on such date, as of the date of rehire if a 1-Year Break in Service has not occurred). In the event an Employee who is not a member of an eligible class of Employees becomes a member of an eligible class, such Employee will participate immediately if such Employee would have otherwise previously become a Participant.

     3.4 Determination of Eligibility. The Administrator shall determine the eligibility of each Employee for participation in the Plan based upon information furnished by the Employer. Such determination shall. be conclusive and binding upon all persons, as long as the same is made pursuant to the Plan and the Act. Such determination shall be subject to review per Section 2.13, above.

     3.5  Termination of Eligibility.

          3.5.1 In the event a Participant shall go from a classification of an Eligible Employee to an ineligible Employee, such Former Participant shall continue to vest in his interest in the Plan for each Year of .Service completed while a noneligible Employee, until such time as his Participant's Account shall be forfeited or distributed pursuant to the terms of the Plan. Additionally, his interest in the Plan shall continue to share in the earnings of the Trust Fund.

          3.5.2 In the event a Participant is no longer a member of an eligible class of Employees and becomes ineligible to participate but has not incurred a 1-Year Break in Service, such Employee will participate immediately upon returning to an eligible class of Employees. If such Participant incurs a 1-Year Break in Service, eligibility will be determined under the break in service rules of the Plan.

     3.6 Omission of Eligible Employee. If, in any Plan Year, any Employee who should be included as a Participant in the Plan is erroneously omitted and discovery of such omission is not made until after a contribution by his Employer for the year has been made, the Employer shall make a subsequent contribution with respect to the omitted Employee in the amount which the said Employer would have contributed with respect to him had he not been omitted. Such contribution shall be made regardless of whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code.

     3.7 Inclusion of Ineligible Employee. If, in any Plan Year, any person who should not have been included as a Participant in the Plan is erroneously included and discovery of such incorrect inclusion is not made until after a contribution for the year has been made, the Employer shall not be entitled to recover the contribution made with respect to the ineligible person regardless of whether or not a deduction is allowable with respect to such contribution. In such event, the amount contributed with respect to the ineligible person shall constitute a Forfeiture (except for Deferred Compensation which shall be distributed to the ineligible person) for the Plan Year in which the discovery is made.

     3.8 Election Not to Participate. An Employee may, subject to the approval of the Employer, elect voluntarily not to participate in the Plan. The election not to participate must be communicated to the Employer, in writing, at least thirty (30) days before the beginning of a Plan Year.

4.   CONTRIBUTION AND ALLOCATION

     4.1  Formula For Determining Employer's Contribution.

          4.1.1 For each Plan Year, the Employer shall contribute to the Plan the sum of the following amounts:

              A. The amount of the total salary reduction elections of all Participants made pursuant to Section 4.2, below, which amount shall be deemed to be an Employer's Elective Contribution.

              B. On behalf of each Participant who is eligible to share in matching contributions for the Plan Year, a matching contribution equal to the sum of (i) one-hundred percent (100%) of that portion of the Participant's Deferred Compensation up to three percent (3.0%) of the Participant's Compensation, plus (ii) fifty percent (50%) of that portion of the Participant's Deferred Compensation in excess of three percent (3.0%) of Compensation and up to six percent (6.0%) of Compensation; provided, in no event shall the amount of the matching contribution under this Section 4.1(b) on behalf of any Participant in any Plan Year exceed four and one-half percent (4.5%) of the Participant's Compensation for the Plan Year. The aggregate matching contribution under this
Section 4.1.1 shall be deemed to be an Employer Non-Elective Contribution.

              C. Such amount, if any, which the Employer in its discretionary elects to contribute, which amount shall be deemed to be an Employer's Non-Elective Contribution.

          4.1.2 Notwithstanding the foregoing, however, the Employer's contributions for any Plan Year shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section 404. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee.

          4.1.3 Notwithstanding the foregoing, to the extent necessary to provide the top heavy minimum allocations, the Employer shall make a contribution even if it exceeds the amount which is deductible under Code
Section 404.

     4.2  Participant's Salary Reduction Election.

          4.2.1 Each Participant may elect to defer his Compensation which would have been received in the Plan Year, but for the deferral election, by up to ten percent (10%). A deferral election (or modification of an earlier election) may not be made with respect to Compensation which is currently available on or before the date the Participant executed such election. The amount by which Compensation is reduced shall be that Participant's Deferred Compensation and be treated as an Employer Elective Contribution and allocated to that Participant's Elective Account.

          4.2.2 The balance in each Participant's Elective Account shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

          4.2.3 Amounts held in the Participant's Elective Account may not be distributable earlier than:

              A.  A Participant's termination of employment or death;

              B.  A Participant's attainment of age 59 1/2;

              C. The termination of the Plan without the establishment or existence of a "successor plan," as that term is described in Regulation 1.401(k)-l(d)(3);

              D. The date of disposition by the Employer to an entity that is not an Affiliated Employer of substantially all of the assets (within the meaning of Code Section 409(d)(2)) used in a trade or business of such corporation if such corporation continues to maintain this Plan after the disposition with respect to a Participant who continues employment with the corporation acquiring such assets;

              E. The date of disposition by the Employer or an Affiliated Employer who maintains the Plan of its interest in a subsidiary (within the meaning of Code Section 409(d)(3)) to an entity which is not an Affiliated Employer but only with respect to a Participant who continues employment with such subsidiary; or

              F. The proven financial hardship of a Participant, subject to the limitations of Section 6.10, below.

          4.2.4 For each Plan Year beginning after December 31, 1987, a Participant's Deferred Compensation made under this Plan and all other plans, contracts or arrangements of the Employer maintaining this Plan shall not exceed, during any taxable year of the Participant, the limitation imposed by Code Section 402(g), as in effect at the beginning of such taxable year. if such dollar limitation is exceeded, a Participant will be deemed to have notified the Administrator of such excess amount which shall be distributed in a manner consistent with 4.2.6, below. The dollar limitation shall be adjusted annually pursuant to the method provided in Code Section 415(d) in accordance with Regulations.

          4.2.5 In the event a Participant has received a hardship distribution from his Participant's Elective Account pursuant to Section 6.11 or pursuant to Regulation 1.401(k)-l(d)(2)(iv)(B) from any other plan maintained by the Employer, then such Participant shall not be permitted to elect to have Deferred Compensation contributed to the Plan on his behalf for a period of twelve (12) months following the receipt of the distribution. Furthermore, the dollar limitation under Code Section 402(g) shall be reduced, with respect to the Participant's taxable year following the taxable year in which the hardship distribution was made, by the amount of such Participant's Deferred Compensation, if any, pursuant to this Plan (and any other plan maintained by the Employer) for the taxable year of the hardship distribution.

          4.2.6 If a Participant's Deferred Compensation under this Plan together with any elective deferrals (as defined in Regulation 1.402(g)-l(b)) under another qualified cash or deferred arrangement (as defined in Code Section 401(k)), a simplified employee pension (as defined in Code Section 408(k)), a salary reduction arrangement (within the meaning of Code Section 3121(a)(5)(D)), a deferred compensation plan under Code Section 457, or a trust described in Code Section 501(c)(18) cumulatively exceed the limitation imposed by Code
Section 402(g) (as adjusted annually in accordance with the method provided in Code Section 415(d) pursuant to Regulations) for such Participant's taxable year, the Participant may, not later than March 1 following the close of the Participant's taxable year, notify the Administrator in writing of such excess and request that his Deferred Compensation under this Plan be reduced by an amount specified by the Participant.

              A. In such event, the Administrator may direct the Trustee to distribute such excess amount (and any Income allocable to such excess amount) to the Participant not later than the first April 15th following the close of the Participant's taxable year. Distributions in accordance with this section may be made for any taxable year of the Participant which begins after December 31, 1986. Any distribution of less than the entire amount of Excess Deferred Compensation and Income shall be treated as a pro rata distribution of Excess Deferred Compensation and Income. The amount distributed shall not exceed the Participant's Deferred Compensation under the Plan for the taxable year.

              B. Any distribution on or before the last day of the Participant's taxable year must satisfy each of the following conditions: (1) the distribution must be made after the date on which the Plan received the Excess Deferred Compensation; (2) the Participant shall designate the distribution as Excess Deferred Compensation; and (3) the Plan must designate the distribution as a distribution of Excess Deferred Compensation.

          4.2.7 Notwithstanding Section 4.2.6, above, a Participant's Excess Deferred Compensation shall be reduced, but not below zero, by any distribution and/or recharacterization of Excess Contributions pursuant to Section 4.6.1, above, for the Plan Year beginning with or within the taxable year of the Participant.

          4.2.8 All amounts allocated to a Participant's Elective Account may be treated as a Directed Investment Account pursuant to Section 4.13.

          4.2.9 Employer Elective Contributions made pursuant to this Section may be segregated into a separate account for each Participant in a federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short-term debt security acceptable to the Trustee until such time as the allocations pursuant to Section
4.4 have been made.

          4.2.10 The Employer and the Administrator shall implement the salary reduction elections provided for herein in accordance with the following:

              A. A Participant may commence making elective deferrals to the Plan only after first satisfying the eligibility and participation requirements specified in Section 3. However, the Participant must make his initial salary deferral election within a reasonable time, not to exceed thirty (30) days, after entering the Plan pursuant to Section 3.3. If the Participant fails to make an initial salary deferral election within such time, then such Participant may thereafter make an election in accordance with the rules governing modifications. The Participant shall make such an election by entering into a written salary reduction agreement with the Employer and filing such agreement with the Administrator. Such election shall initially be effective beginning with the pay period following the acceptance of the salary reduction agreement by the Administrator, shall not have retroactive effect and shall remain in force until revoked.

              B. A Participant may modify a prior election during the Plan Year and concurrently make a new election by delivering notice with the Administrator within a reasonable time before the pay period for which such modification is to be effective. However, modifications to a salary deferral election shall only be permitted quarterly, during election periods established by the Administrator prior to the first day of each Plan Year quarter. Any modification shall not have retroactive effect and shall remain in force until revoked.

              C. A Participant may elect to prospectively revoke his salary reduction agreement in its entirety once in each calendar quarter by delivering notice of revocation to the Employer or its designee at such times as are designated by the Employer. Such revocation shall become effective as of the beginning of the first pay period coincident with or next following the expiration of the notice period. Furthermore, the termination of the Participant's employment, or the cessation of participation for any reason, shall be deemed to revoke any salary reduction agreement then in effect, effective immediately following the close of the pay period within which such termination or cessation occurs.

     4.3 Time of Payment of Employer's Contribution. The Employer shall generally pay to the Trustee its contribution to the Plan for each Plan Year within the time prescribed by law, including extensions of time, for the filing of the Employer's federal income tax return for the Fiscal Year. However, (a) Employer Elective Contributions accumulated through payroll deductions shall be paid to the Trustee as of the earliest date on which such contributions can reasonably be segregated from the Employer's general assets, but in any event within seven (7) days after the date on which such amounts would otherwise have been payable to the Participant in cash, and (b) effective January 1, 1999, the Employer matching contribution pursuant to Section 4.1.1B, above, shall be contributed to the Plan on a monthly basis. The provisions of Department of Labor regulations 2510.3-102 are incorporated herein by reference. Furthermore, any additional Employer contributions which are allocable to the Participant's Elective Account for a Plan Year shall be paid to the Plan no later than the twelve-month period immediately following the close of such Plan Year.

     4.4  Allocation of Contribution and Earnings.

          4.4.1 The Administrator shall establish and maintain an account in the name of each Participant to which the Administrator shall credit as of each Anniversary Date all amounts allocated to each such Participant as set forth herein.

          4.4.2 The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of the Employer's contributions for each Plan Year. Within a reasonable period of time after the date of receipt by the Administrator of such information, the Administrator shall allocate such contribution as follows:

              A. With respect to the Employer's Elective Contribution made pursuant to Section 4.1.1A, above, to each Participant's Elective Account in an amount equal to each such Participant's Deferred Compensation for the year;

              B. With respect to the Employer's Non-Elective Contribution made pursuant to Section 4.1.1B, above, to each Participant's Account in accordance with Section 4.1.1B, above. Any Participant actively employed during the Plan Year shall be eligible to share in the matching contribution for the Plan Year.

              C. With respect to the Employer's Non-Elective Contribution made pursuant to Section 4.1.1C, above, to each Participant's Account in the same proportion that each such Participant's Compensation for the year bears to the total Compensation of all Participants for such year. Only Participants who have completed a Year of Service during the Plan Year and are actively employed on the last day of the Plan Year shall be eligible to share in the discretionary contribution for the year.

          4.4.3 As of each Anniversary Date any amounts which became Forfeitures since the last Anniversary Date shall first be made available to reinstate previously-forfeited account balances of Former Participants, if any, in accordance with Section 6.4.9, below. The remaining Forfeitures, if any, shall be used to reduce the contribution of the Employer hereunder for the Plan Year in which such Forfeitures occur in the following manner:

              A. Forfeitures attributable to Employer matching contributions made pursuant to Section 4.1.1B, above, shall be used to reduce the Employer's contribution for the Plan Year in which such Forfeitures occur.

              B Forfeitures attributable to Employer discretionary contributions made pursuant to Section 4.1.1C, above, shall be used to reduce the Employer's contribution for the Plan Year in which such Forfeitures occur.

          4.4.4 For any Top Heavy Plan Year, Non-Key Employees not otherwise eligible to share in the allocation of contributions as provided above, shall receive the minimum allocation provided for in Section 4.4.8, below, if eligible pursuant to the provisions of Section 4.4.10, below.

          4.4.5 Participants who are not actively employed on the last day of the Plan Year due to Retirement (Early, Normal, or Late), Total and Permanent Disability, or death shall share in the allocation of contributions for that Plan Year only if otherwise eligible in accordance with this Section 4.4.

          4.4.6 As of each Anniversary Date or other valuation date, before the current valuation period allocation of Employer contributions, any earnings or losses (net appreciation or net depreciation) of the Trust Fund shall be allocated in the same proportion that each Participant's and Former Participant's nonsegregated accounts bear to the total of all Participant's and Former Participant's nonsegregated accounts as of such date. Participant's transfers from other qualified plans and voluntary contributions deposited in the general Trust Fund shall share in any earnings and losses (net appreciation or net depreciation) of the Trust Fund in the same manner provided above. Each segregated account maintained on behalf of a Participant shall be credited or charged with its separate earnings and losses.

          4.4.7 Participant's accounts shall be debited for any insurance or annuity premiums paid, if any, and credited with any dividends received on insurance contracts.

          4.4.8 Notwithstanding the foregoing, for any Top Heavy Plan Year, the sum of the Employer's contributions allocated to the Participant's Elective Account of each Employee shall be equal to at least three percent (3%) of such Employee's "415 Compensation" (reduced by contributions and forfeitures, if any, allocated to each Employee in any defined contribution plan included with this plan in a Required Aggregation Group). However, if (a) the sum of the Employer's contributions allocated to the Participant's Elective Account of each Key Employee for such Top Heavy Plan Year is less than three percent (3%) of each Key Employee's "415 Compensation" and (b) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410, the sum of the Employer's contributions allocated to the Participant's Elective Account of each Employee shall be equal to the largest percentage allocated to the Participant's Elective Account of any Key Employee. However, in determining whether a Non-Key Employee has received the required minimum allocation, such Non-Key Employee's Deferred Compensation shall not be taken into account. However, no such minimum allocation shall be required in this Plan for any Employee who participates in another defined contribution plan subject to Code Section 412 providing such benefits included with this Plan in a Required Aggregation Group.

          4.4.9 For purposes of the minimum allocations set forth above, the percentage allocated to the Participant's Elective Account of any Key Employee shall be equal to the ratio of the sum of the Employer's contributions allocated on behalf of such Key Employee divided by the "415 Compensation" for such Key Employee.

          4.4.10 For any Top Heavy Plan Year, the minimum allocations set forth above shall be allocated to the Participant's Elective Account of all Employees who are Participants and who are employed by the Employer on the last day of the Plan Year, including Employees who have (a) failed to complete a Year of Service; and (b) declined to make mandatory contributions (if required) or, in the case of a cash or deferred arrangement, elective contributions to the Plan.

          4.4.11 For the purposes of this Section, for Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under this Plan shall not exceed $150,000, as adjusted by the Internal Revenue Service pursuant to Code Section 401(a)(17)(B). The cost of living adjustment in effect for a calendar year applies to any period which begins in that year, does not exceed twelve (12) months, and for which Compensation is being determined (the "determination period"). If a determination period consists of fewer than twelve (12) months, then the limit in effect under this
Section 4.4.7(B) shall be equal to such $150,000 amount (as adjusted pursuant to Code Section 401(a)(17)(B)), multiplied by a fraction, the numerator of which is the number of months in such determination period, and the denominator of which is twelve (12). For Plan years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Code Section 401(a)(17) shall mean the annual Compensation limit described in this Section 4.4.11. If an Employee's benefits accruing in a Plan Year are determined by reference to the Employee's Compensation for any prior determination period, then the Compensation for that prior determination period shall be subject to the limit in effect under Code Section 401(a)(17) for that prior determination period. For this purpose, for any determination period beginning prior to the first day of the first Plan Year beginning on or after January 1, 1994, the annual compensation limit shall be $150,000.

          4.4.12 Notwithstanding anything herein to the contrary, Participants who terminated employment for any reason during the Plan Year shall share in the salary reduction contributions made by the Employer for the year of termination without regard to the Hours of Service credited.

          4.4.13 If a Former Participant is reemployed after five (5) consecutive 1-Year Breaks in Service, then separate accounts shall be maintained as follows: (a) one account for nonforfeitable benefits attributable to prebreak service; and (b) one account representing his status in the Plan attributable to post-break service.

          4.4.14 Notwithstanding anything to the contrary, if this is a Plan that would otherwise fail to meet the requirements of Code Sections 410(b)(1) or 410(b)(2)(A)(i) and the Regulations thereunder because Employer contributions would not be allocated to a sufficient number or percentage of Participants for a Plan Year, then the following rules shall apply:

              A. The group of Participants eligible to share in the Employer's contribution for the Plan Year shall be expanded to include the minimum number of Participants who would not otherwise be eligible as are necessary to satisfy the applicable test specified above. The specific Participants who shall become eligible under the terms of this section shall be those who are actively employed on the last day of the Plan Year and, when compared to similarly situated Participants, have completed the greatest number of Hours of Service in the Plan Year.

              B. If after application of Paragraph A, above, the applicable test is still not satisfied, then the group of Participants eligible to share in the Employer's contribution for the Plan Year shall be further expanded to include the minimum number of Participants who are not actively employed on the last day of the Plan Year as are necessary to satisfy the applicable test. The specific Participants who shall become eligible to share shall be those Participants, when compared to similarly situated Participants, who have completed the greatest number of Hours of Service in the Plan Year before terminating employment.

              C. Nothing in this Section 4.4.14 shall permit the reduction of a Participant's accrued benefit. Therefore any amounts that have previously been allocated to Participants may not be reallocated to satisfy these requirements. In such event, the Employer shall make an additional contribution equal to the amount such affected Participants would have received had they been included in the allocations, even if it exceeds the amount which would be deductible under Code Section 404. Any adjustment to the allocations pursuant to this section shall be considered a retroactive amendment adopted by the last day of the Plan Year.

     4.5  Actual Deferral Percentage Tests.

          4.5.1 For each Plan Year beginning after December 31, 1986, the annual allocation derived from Employer Elective Contributions to a Participant's Elective Account shall satisfy one of the following tests:

              A. The "Actual Deferral Percentage" for the Highly Compensated Participant group shall not be more than the "Actual Deferral Percentage" of the Non-Highly Compensated Participant group multiplied by 1.25; or

              B. The excess of the "Actual Deferral Percentage" for the Highly Compensated Participant group over the "Actual Deferral Percentage" for the Non-Highly Compensated Participant group shall not be more than two percentage points. Additionally, the "Actual Deferral Percentage" for the Highly Compensated Participant group shall not exceed the "Actual Deferral Percentage" for the Non-Highly Compensated Participant group multiplied by 2. The provisions of Code Section 401(k)(3) and Regulation 1.401(k)-1(b) are incorporated herein by reference.

Notwithstanding, the foregoing, for Plan Years beginning after December 31, 1988, in order to prevent the multiple use of the alternative method described in Paragraph B, above, and in Code Section 401(m)(9)(A), any Highly Compensated Participant eligible to make elective deferrals pursuant to Section 4.2 and to make Employee contributions or to receive matching contributions under this Plan or under any other plan main tained by the Employer or an Affiliated Employer shall have his actual contribution ratio reduced pursuant to Regulation 1.401(m)-2, the provisions of which are incorporated herein by reference.

          4.5.2 For the purposes of this Section 4.5, the term "Actual Deferral Percentage" means, with respect to the Highly Compensated Participant group and Non-Highly Compensated Participant group for a Plan Year, the average of the ratios, calculated separately for each Participant in such group, of the amount of Employer Elective Contributions allocated to each Participant's Elective Account for such Plan Year, to such Participant's "414(s) Compensation" for such Plan Year. The actual deferral ratio for each Participant and the "Actual Deferral Percentage" for each group shall be calculated to the nearest one-hundredth of one percent for Plan Years beginning after December 31, 1988. Employer Elective Contribu tions allocated to each Non-Highly Compensated Participant's Elective Account shall be reduced by Excess Deferred Compensation to the extent such excess amounts are made under this Plan or any other plan maintained by the Employer.

          4.5.3 For the purpose of determining the actual deferral ratio of a Highly Compensated Employee who is subject to the Family Member aggregation rules of Code section 414(q)(6) because such Participant is either a "five percent owner" of the Employer or one of the ten (10) Highly Compensated Employees paid the greatest "415 Compensation" during the year, the following shall apply:

              A. The combined actual deferral ratio for the family group (which shall be treated as one Highly Compensated Participant) shall be determined by aggregating Employer Elective Contributions and "414(s) Compensation" of all eligible Family members (including Highly Compensated Participants). However, in applying the $200,000 limit to "414(s) Compensation," for Plan Years beginning after December 31, 1988, Family Members shall include only the affected Employee's spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year. Notwithstanding the foregoing, with respect to Plan Years beginning prior to January 1, 1990, compliance with the Regulations then in effect shall be deemed to be compliance with this section.

              B. The Employer Elective Contributions and "414(s) Compensation" of all Family Members shall be disregarded for purposes of determining the "Actual Deferral Percentage" of the Non-Highly Compensated Participant group except to the extent taken into account in Paragraph A, above.

              C. If a Participant is required to be aggregated as a member of more than one family group in a plan, all Participants who are members of those family groups that include the Participant are aggregated as one family group in accordance with Paragraph (A) and (B), above.

          4.5.4 For the purposes of Sections 4.5.1 and 4.6, a Highly Compensated Participant and a Non-Highly Compensated Participant shall include any Employee eligible to make a deferral election pursuant to Section 4.2, whether or not such deferral election was made or suspended pursuant to Section 4.2.

          4.5.5 For the purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(k), if two or more plans which include cash or deferred arrangements are considered one plan for the purposes of Code Section 401(a)(4) or 410(b) (other than Code Section 410(b)(2)(A)(ii)as in effect for Plan Years beginning after December 31, 1988), the cash or deferred arrangements included in such plans shall be treated as one arrangement.

              A. In addition, two or more cash or deferred arrangements may be considered as a single arrangement for purposes of determining whether or not such arrangements satisfy Code Sections 401(a)(4), 410(b) and 401(k). In such a case, the cash or deferred arrangements included in such plans and the plans including such arrangements shall be treated as one arrangement and as one plan for purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(k). Plans may be aggregated under this Section 4.5.5 only if they have the same plan year.

              B. Notwithstanding the above, for Plan Years beginning after December 31, 1988, an employee stock ownership plan described in Code Section 4975(e)(7) or 409 may not be combined with this Plan for purposes of determining whether the employee stock ownership plan or this Plan satisfies this Section and Code Sections 401(a)(4), 410(b) and 401(k).

          4.5.6 For the purposes of this Section 4.5, if a Highly Compensated Participant is a Participant under two or more cash or deferred arrangements (other than a cash or deferred arrangement which is part of an employee stock ownership plan as defined in Code Section 4975(e)(7) or 409 for Plan Years beginning after December 31, 1988) of the Employer or an Affiliated Employer, all such , cash or deferred arrangements shall be treated as one cash or deferred arrangement for the purpose of determining the actual deferral ratio with respect to such Highly Compensated Participant. However, for Plan Years beginning after December 31, 1988, if the cash or deferred arrangements have different plan years, this section shall be applied by treating all cash or deferred arrangements ending with or within the same calendar year as a single arrangement.

     4.6 Adjustment to Actual Deferral Percentage Tests. In the event that the initial allocations of the Employer's Elective Contributions made pursuant to
Section 4.4 do not satisfy one of the tests set forth in Section 4.5.1, above, for Plan Years beginning after December 31, 1986, the Administrator shall adjust Excess Contributions pursuant to the options set forth below:

          4.6.1 On or before the fifteenth day of the third month following the end of each Plan Year, the Highly Compensated Participant having the highest actual deferral ratio shall have his portion of Excess Contributions distributed to him and/or at his election recharacterized as a voluntary Employee contribution pursuant to Section 4.12 until one of the tests set forth in
Section 4.5.1, above, is satisfied, or until his actual deferral ratio equals the actual deferral ratio of the Highly Compensated Participant having the second highest actual deferral ratio. This process shall continue until one of the tests set forth in Section 4.5.1, above, is satisfied.

              A. For each Highly Compensated Participant, the amount of Excess Contributions is equal to the Elective Contributions on behalf of such Highly Compensated Participant (determined prior to the application of this section) minus the amount determined by multiplying the Highly Compensated Participant's actual deferral ratio (determined after application of this section) by his "414(s) Compensation." However, in determining the amount of Excess Contributions to be distributed and/or recharacterized with respect to an affected Highly Compensated Participant as determined herein, such amount shall be reduced by any Excess Deferred Compensation previously distributed to such affected Highly Compensated Participant for his taxable year ending with or within such Plan Year.

              B. With respect to the distribution of Excess Contributions pursuant to this Section 4.6.1, such distribution: (i) may be postponed but not later than the close of the Plan Year following the Plan Year to which they are allocable; (ii) shall be adjusted for Income; and (iii) shall be designated by the Employer as a distribution of Excess Contributions (and Income).

              C. With respect to the recharacterization of Excess Contributions pursuant to this Section 4.6.3, such recharacterized amounts:

                  (1) Shall be deemed to have occurred on the date on which the last of those Highly Compensated Participants with Excess Contributions to be recharacterized is notified of the recharacterization and the tax consequences of such recharacterization;

                  (2) Shall not exceed the amount of Deferred Compensation on behalf of any Highly Compensated Participant for any Plan Year;

                  (3) Shall be treated as voluntary Employee contributions for purposes of Code Section 401(a)(4) and Regulation 1.401(k)-l(b). However, for purposes of Sections 2.2 and 4.4.4, above, recharacterized Excess Contributions continue to be treated as Employer contributions that are Deferred Compensation. For Plan Years beginning after December 31, 1988, Excess Contributions recharacterized as voluntary Employee contributions shall continue to be nonforfeitable and subject to the same distribution rules provided for in
Section 4.2.3, above;

                  (4) Are not permitted if the amount recharacterized plus voluntary Employee contributions actually made by such Highly Compensated Participant, exceed the maximum amount of voluntary Employee contributions (determined prior to application of Section 4.7.1) that such Highly Compensated Participant is permitted to make under the Plan in the absence of recharacterization; and

                  (5) Shall be adjusted for Income.

              D. Any distribution and/or recharacterization of less than the entire amount of Excess Contributions shall be treated as a pro rata distribution and/or recharacterization of Excess Contributions and Income.

              E. The determination and correction of Excess Contributions of a Highly Compensated Participant whose actual deferral ratio is determined under the family aggregation rules shall be accomplished by reducing the actual deferral ratio as required herein, and the Excess Contributions for the family unit shall then be allocated among the Family members in proportion to the Elective Contributions of each Family Member that were combined to determine the group actual deferral ratio. Notwithstanding the foregoing, with respect to Plan Years beginning prior to January 1, 1990, compliance with the Regulations then in effect shall be deemed to be compliance with this section.

          4.6.2 Within twelve (12) months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy one of the tests set forth in Section 4.5.1, above. Such contribution shall be allocated to the Participant's Elective Account of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Compensation for the year bears to the total Compensation of all Non-Highly Compensated Participants.

          4.6.3 If during a Plan Year the projected aggregate amount of Elective Contributions to be allocated to all Highly Compensated Participants under this Plan would, by virtue of the tests set forth in Section 4.5.1, above, cause the Plan to fail such tests, then the Administrator may automatically reduce proportionately or in the order provided in Section 4.6.1, above, each affected Highly Compensated Participant's deferral election made pursuant to Section 4.2, above, by an amount necessary to satisfy one of the tests set forth in Section 4.5.1, above.

     4.7  Actual Contribution Percentage Tests.

          4.7.1 The "Actual Contribution Percentage" for Plan Years beginning after December 31, 1986 for the Highly Compensated Participant group shall not exceed the greater of:

              A. 125 percent of such percentage for the Non-Highly Compensated Participant group; or

              B. The lesser of 200 percent of such percentage for the Non-Highly Compen sated Participant group, or such percentage for the Non-Highly Compensated Participant group plus 2 percentage points. However, for Plan Years beginning after December 31, 1988, to prevent the multiple use of the alternative method described in this section and Code Section 401(m)(9)(A), any Highly Compensated Participant eligible to make elective deferrals pursuant to
Section 4.2 or any other cash or deferred arrangement maintained by the Employer or an Affiliated Employer and to make Employee contributions or to receive matching contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer shall have his actual contribution ratio reduced pursuant to Regulation 1.401(m)-2. The provisions of Code Section 401(m) and Regulations 1.401(m)-l(b) and 1.401(m)-2 are incorporated herein by reference.

          4.7.2 For the purposes of this Section and Section 4.8, the "Actual Contribution Percentage" for a Plan Year means, with respect to the Highly Compensated Participant group and Non- Highly Compensated Participant group, the average of the ratios (calculated separately for each Participant in each group) of:

              A. The sum of voluntary Employee contributions made pursuant to
Section 4.12 and Excess Contributions recharacterized as voluntary Employee contributions pursuant to Section 4.6.1, above, on behalf of each such Participant for such Plan Year; to

              B.  The Participant's "414(s) Compensation" for such Plan Year.

          4.7.3 For purposes of determining the "Actual Contribution Percentage" and the amount of Excess Aggregate Contributions pursuant to Section 4.8.3, the Administrator may elect to take into account, with respect to Employees eligible to have voluntary Employee contributions pursuant to Section 4.12 allocated to their accounts, elective deferrals (as defined in Regulation 1.402(g)-l(b)) and qualified non-elective contributions (as defined in Code Section 401(m)(4)(C)) contributed to any plan maintained by the Employer. Such elective deferrals and qualified non-elective contributions shall be treated as Employer matching contributions subject to Regulation 1.401(m)-l(b)(5) which is incorporated herein by reference. However, for Plan Years beginning after December 31, 1988, the Plan Year must be the same as the plan year of the plan to which the elective deferrals and the qualified non-elective contributions are made.

          4.7.4 For the purpose of determining the actual contribution ratio of a Highly Compensated Employee who is subject to the Family Member aggregation rules of Code Section 414(q)(6) because such Employee is either a "five percent owner" of the Employer or one of the ten (10) Highly Compensated Employees paid the greatest "415 Compensation" during the year, the following shall apply:

              A. The combined actual contribution ratio for the family group (which shall be treated as one Highly Compensated Participant) shall be determined by aggregating voluntary Employee contributions made pursuant to
Section 4.12, Excess Contributions recharacterized as voluntary Employee contributions pursuant to Section 4.6.1 and "414(s) Compensation" of all eligible Family Members (including Highly Compensated Participants). However, in applying the $200,000 limit to "414(s) Compensation" for Plan Years beginning after December 31, 1988, Family Members shall include only the affected Employee's spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year. Notwithstanding the foregoing, with respect to Plan Years beginning prior to January 1, 1990, compliance with the Regulations then in effect shall be deemed to be compliance with this section.

              B. The voluntary Employee contributions made pursuant to Section 4.12, Excess Contributions recharacterized as voluntary Employee contributions pursuant to Section 4.6.1, above, and "414(s) Compensation" of all Family Members shall be disregarded for purposes of determining the "Actual Contribution Percentage" of the Non-Highly Compensated Participant group except to the extent taken into account in Section (1) above.

              C. If a Participant is required to be aggregated as a member of more than one family group in a plan, all Participants who are members of those family groups that include the Participant are aggregated as one family group in accordance with Paragraphs (A) and (B), above.

          4.7.5 For purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(m), if two or more plans of the Employer to which matching contributions, Employee contributions, or both, are made are treated as one plan for purposes of Code Sections 401(a)(4) or 410(b) (other than the average benefits test under Code Section 410(b)(2)(A)(ii) as in effect for Plan Years beginning after December 31, 1988), such plans shall be treated as one plan. In addition, two or more plans of the Employer to which matching contributions, Employee contributions, or both, are made may be considered as a single plan for purposes of determining whether or not such plans satisfy Code Sections 401(a)(4), 410(b) and 401(m). In such a case, the aggregated plans must satisfy this Section and Code Sections 401(a)(4), 410(b) and 401(m) as though such aggregated plans were a single plan. Plans may be aggregated under this Section
4.7.5 for Plan Years beginning after December 31, 1988, only if they have the same plan year. Notwithstanding the foregoing, for Plan Years beginning after December 31, 1988, an employee stock ownership plan described in Code Section 4975(e)(7) or 409 may not be aggregated with this Plan for purposes of determining whether the employee stock ownership plan or this Plan satisfies this Section and Code Sections 401(a)(4), 410(b) and 401(m).

          4.7.6 If a Highly Compensated Participant is a Participant under two or more plans (other than an employee stock ownership plan as defined in Code
Section 4975(e)(7) or 409 for Plan Years beginning after December 31, 1988) which are maintained by the Employer or an Affiliated Employer to which matching contributions, Employee contributions, or both, are made, all such contributions on behalf of such Highly Compensated Participant shall be aggregated for purposes of determining such Highly Compensated Participant's actual contribution ratio. However, for Plan Years beginning after December 31, 1988, if the plans have different plan years, this section shall be applied by treating all plans ending with or within the same calendar year as a single plan.

          4.7.7 For purposes of Sections 4.7.1 and 4.8, above, a Highly Compensated Participant and Non-Highly Compensated Participant shall include any Employee eligible to have voluntary Employee contributions pursuant to Section
4.12 (whether or not voluntary Employee contributions are made), below, allocated to his account for the Plan Year.

     4.8  Adjustment To Actual Contribution Percentage Tests.

          4.8.1 In the event that, for Plan Years beginning after December 31, 1986, the "Actual Contribution Percentage" for the Highly Compensated Participant group exceeds the "Actual Contribution Percentage" for the Non-Highly Compensated Participant group pursuant to Section 4.7.1, above, the Administrator (on or before the fifteenth day of the third month following the end of the Plan Year, but in no event later than the close of the following Plan
Year) shall direct the Trustee to distribute to the Highly Compensated Participant having the highest actual contribution ratio, his portion of Excess Aggregate Contributions (and Income allocable to such contributions) until either one of the tests set forth in Section 4.7.1, above, is satisfied, or until his actual contribution ratio equals the actual contribution ratio of the Highly Compensated Participant having the second highest actual contribution ratio. This process shall continue until one of the tests set forth in Section 4.7.1, above, is satisfied.

          4.8.2 Any distribution of less than the entire amount of Excess Aggregate Contributions (and Income) shall be treated as a pro rata distribution of Excess Aggregate Contributions and Income. Distribution of Excess Aggregate Contributions shall be designated by the Employer as a distribution of Excess Aggregate Contributions (and Income).

          4.8.3 For each Highly Compensated Participant, the amount of Excess Aggregate Contributions is equal to the voluntary Employee contributions made pursuant to Section 4.12, Excess

Contributions recharacterized as voluntary Employee contributions pursuant to
Section 4.6.1, above, and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7.3, above, on behalf of the Highly Compensated Participant (determined prior to the application of this section) minus the amount determined by multiplying the Highly Compensated Participant's actual contribution ratio (determined after application of this section) by his "414(s) Compensation." The actual contribution ratio must be rounded to the nearest one-hundredth of one percent for Plan Years beginning after December 31, 1988. In no case shall the amount of Excess Aggregate Contribution with respect to any Highly Compensat ed Participant exceed the amount of voluntary Employee contributions made pursuant to Section 4.12, Excess Contributions recharacterized as voluntary Employee contributions pursuant to
Section 4.6.1, above, and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7.3, above, on behalf of such Highly Compensated Participant for such Plan Year.

          4.8.4 The determination of the amount of Excess Aggregate Contributions with respect to any Plan Year shall be made after first determining the Excess Contributions, if any, to be treated as voluntary Employee contributions due to recharacterization for the plan year of any other qualified cash or deferred arrangement (as defined in Code Section 401(k)) maintained by the Employer that ends with or within the Plan Year or which are treated as voluntary Employee contributions due to recharacterization pursuant to Section 4.6.1, above.

          4.8.5 If the determination and correction of Excess Aggregate Contributions of a Highly Compensated Participant whose actual contribution ratio is determined under the family aggrega tion rules, then the actual contribution ratio shall be reduced and the Excess Aggregate Contributions for the family unit shall be allocated among the Family Members in proportion to the sum of voluntary Employee contributions made pursuant to Section 4.12, Excess Contributions recharacterized as voluntary Employee contributions pursuant to
Section 4.6.1, above, and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7.3, above, of each Family member that were combined to determine the group actual contribution ratio. Notwithstanding the foregoing, with respect to Plan Years beginning prior to January 1, 1990, compliance with the Regulations then in effect shall be deemed to be compliance with this section.

          4.8.6 If during a Plan Year the projected aggregate amount of voluntary Employee contributions and Excess Contributions to be recharacterized as voluntary Employee contributions to be allocated to all Highly Compensated Participants under this Plan would, by virtue of the tests set forth in Section 4.7.1, above, cause the Plan to fail such tests, then the Administrator may automatically reduce proportionately or in the order provided in Section 4.8.1, above, each affected Highly Compensated Participant's projected share of such contributions by an amount necessary to satisfy one of the tests set forth in
Section 4.7.1, above.

          4.8.7 Notwithstanding the above within twelve (12) months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy one of the tests set forth in Section 4.7.1, above. Such contribution shall be allocated to the Participant's Elective Account of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Compensation for the year bears to the total Compensation of all Non-Highly Compensated Participants. A separate accounting shall be maintained for the purpose of excluding such contributions from the "Actual Deferral Percentage" tests pursuant to Section 4.5.1, above.

     4.9  Maximum Annual Additions.

          4.9.1 Notwithstanding any provision in this Plan to the contrary, the maximum "annual additions" credited to a Participant's accounts for any "limitation year" shall equal the lesser of: (a) $30,000 (or, if greater, one-fourth of the dollar limitation in effect under Code Section 415(b)(1)(A)) or (b) twenty-five percent (25%) of the Participant's "415 Compensation" for such "limitation year." For any short "limitation year," the dollar limitation in clause (a) above shall be reduced by a fraction, the numerator of which is the number of full months in the short "limitation year" and the denominator of which is twelve (12).

          4.9.2 For purposes of applying the limitations of Code Section 415, "annual additions" means the sum credited to a Participant's accounts for any "limitation year" of (a) Employer contributions, (b) Employee contributions for "limitation years" beginning after December 31, 1986, (c) forfeitures, (d) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(1)(2) which is part of a pension or annuity plan maintained by the Employer and (e) amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee (as defined in Code Section 419A(d)(3)) under a welfare benefit plan (as defined in Code Section 419(e)) maintained by the Employer; provided, however, the "415 Compensation" percentage limitation referred to in Section 4.9.1(b) above shall not apply to any contribution for medical benefits (within the meaning of Code Section 419A(f)(2)) after separation from service which is otherwise treated as an "annual addition," or any amount otherwise treated as an "annual addition" under Code Section 415(1)(1).

          4.9.3 For purposes of applying the limitations of Code Section 415, the transfer of funds from one qualified plan to another is not an "annual addition." In addition, the following are not Employee contributions for the purposes of Section 4.9.2(b): (a) Rollover contributions (as defined in Code Sections 402(a)(5), 403(a)(4), 403(b)(8) and 408(d)(3)); (b) Repayments of loans made to a Participant from the Plan; (c) Repayments of distributions received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (d) repayments of distributions received by an Employee pursuant to Code Section 411(a)(3)(D) (mandatory contributions); and (e) Employee contributions to a simplified employee pension excludable from gross income under Code Section 408(k)(6).

          4.9.4 For purposes of applying the limitations of Code Section 415, the "limitation year" shall be the Plan Year.

          4.9.5 The dollar limitation under Code Section 415(b)(1)(A) stated in
Section 4.9.1(a), above, shall be adjusted annually as provided in Code Section 415(d) pursuant to the Regulations. The adjusted limitation is effective as of January 1st of each calendar year and is applicable to "limitation years" ending with or within that calendar year.

          4.9.6 For the purpose of this Section 4.9, all qualified defined benefit plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined contribution plan.

          4.9.7 For the purpose of this Section, if the Employer is a member of a controlled group of corporations, trades or businesses under common control (as defined by Code Section 1563(a) or

Code Section 414(b) and (c) as modified by Code Section 415(h)), is a member of an affiliated service group (as defined by Code Section 414(m)), or is a member of a group of entities required to be aggregated pursuant to Regulations under Code Section 414(o), all Employees of such Employers shall be considered to be employed by a single Employer.

          4.9.8 For the purpose of this Section, if this Plan is a Code Section 413(c) plan, all Employers of a Participant who maintain this Plan will be considered to be a single Employer.

          4.9.9   If a Participant participates in:

              A. More than one defined contribution plan maintained by the Employer which have different Anniversary Dates, the maximum "annual additions" under this Plan shall equal the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited to such Participant's accounts during the "limitation year."

              B. Both a defined contribution plan subject to Code Section 412 and a defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary Date, "annual additions" will be credited to the Participant's accounts under the defined contribution plan subject to Code Section 412 prior to crediting "annual additions" to the Participant's accounts under the defined contribution plan not subject to Code
Section 412.

              C. More than one defined contribution plan not subject to Code
Section 412 maintained by the Employer which have the same Anniversary Date, the maximum "annual additions" under this Plan shall equal the product of (1) the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited under Paragraphs (A) or (b) of this Section 4.4.9, multiplied by (2) a fraction (i) the numerator of which is the "annual additions" which would be credited to such Participant's accounts under this Plan without regard to the limitations of Code Section 415 and (ii) the denominator of which is such "annual additions" for all plans. described in this Section.

          4.9.10 For Plan Years beginning on or before December 31, 1999:

              A. If an Employee is (or has been) a Participant in one or more defined benefit plans and one or more defined contribution plans maintained by the Employer, the sum of the defined benefit plan fraction and the defined contribution plan fraction for any "limitation year" may not exceed 1.0.

              B. The defined benefit plan fraction for any "limitation year" is a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the "limitation year" under Code Sections 415(b) and (d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b); provided, if the Participant was a Participant as of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last "limitation year" beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all "limitation years" beginning before January 1, 1987.

              C. The defined contribution plan fraction for any "limitation year" is a fraction, the numerator of which is the sum of the annual additions to the Participant's Account under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior "limitation years" (including the annual additions attributable to the Participant's nondeductible Employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the annual additions attributable to all welfare benefit funds, as defined in Code Section 419(e), and individual medical accounts, as defined in Code Section 415(1)(2), maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior "limitation years" of service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer).

                  (1) The maximum aggregate amount in any "limitation years" is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the Participant's Compensation for such year.

                  (2) If the Employee was a Participant as of the end of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last "limitation year" beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first "limitation year" beginning on or after January 1, 1987. The annual addition for any "limitation year" beginning before January 1, 1987 shall not be recomputed to treat all Employee contributions as annual additions.

              D. Notwithstanding the foregoing, for any "limitation year" in which the Plan is a Top Heavy Plan, 100 percent shall be substituted for 125 percent in Paragraphs B and C, above, unless the extra minimum allocation is being provided pursuant to Section 4.4. However, for any "limitation year" in which the Plan is a Super Top Heavy Plan, 100 percent shall be substituted for 125 percent in any event.

          4.9.11 Notwithstanding anything contained in this Section to the contrary, the limitations, adjustments and other requirements prescribed in this Section shall at all times comply with the provisions of Code Section 415 and the Regulations thereunder, the terms of which are specifically incorporated herein by reference.

     4.10 Adjustment For Excessive Annual Additions.

          4.10.1 For purposes of this Section 4.10, the term:

              A. "Excess Amount" shall mean, for each Participant in each limitation year, the excess, if any, of (i) the "annual additions" which would be credited to the Participant's account under the terms of this Plan without regard to the limitations of Code Section 415, over (ii) the maximum "annual additions" permitted by Code Section 415, as determined pursuant to Section 4.9, above.

              B. "Section 415 Suspense Account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the plan during the limitation year, determined after such excess amounts have been reallocated to all Participants to the extent permitted by Section 415 in accordance with the provisions of Section 4.10.2, below. the amount allocated to the Section 415 Suspense Account shall not share in any earnings or losses of the Trust Fund.

          4.10.2 If the "annual additions" under this Plan would cause the maximum "annual additions" permitted under this Plan to be exceeded for any Participant, including by reason of (i) the allocation of Forfeitures, (ii) a reasonable error in estimating a Participant's Compensation, (iii) a reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any Participant under the limits imposed on such deferrals, or (iv) other facts and circumstances to which Treasury Regulations Section 1.415-6(b)(6) shall be applicable, then the Administrator shall:

              A. Allocate and reallocate such excess amounts to other Participants in accordance with Section 4.4, above, but subject to the limits on "annual additions" imposed by Section 4.9, above;

              B. Allocate to the Section 415 Suspense Account any "excess amount" remaining after application of Paragraph A, above; and

              C. Allocate and reallocate the amount in the Section 415 Suspense Account in the next limitation year (and, if the amount in that Section 415 Suspense Account is not fully allocated in the next limitation year, then in succeeding limitation years) to all Participants in the Plan before any Employer or Employee contribution which would constitute annual additions are made to the Plan for such limitation year, and reduce Employer contributions to the Plan for such limitation year by the amount of the Section 415 Suspense Account allocated and reallocated during such limitation year.

              D. The Plan may not distribute excess amounts, other than voluntary Employee contributions, to Participants or Former Participants.

     4.11 Transfers From Qualified Plans.

          4.11.1 With the consent of the Administrator, amounts may be transferred from other qualified plans (the "Rollover Funds") by Participants, provided that the trust from which such funds are transferred permits the transfer to be made and the transfer will not jeopardize the tax exempt status of the Plan or Trust or create adverse tax consequences for the Employer. The amounts transferred may be set up in a separate account herein referred to as a "Participant's Rollover Account." All Rollover Funds shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

          4.11.2 Each Participant's Rollover Funds shall be held by the Trustee pursuant to the provisions of this Plan and may not be withdrawn by, or distributed to the Participant, in whole or in part, except as provided in Sections 4.11.3 and 4.11.4, below.

          4.11.3 Except as permitted by Regulations (including Regulation 1.411(d)-4), amounts attributable to elective contributions (as defined in Regulation 1.401(k)-l(g)(3)), including amounts treated as elective contributions, which are transferred from another qualified plan in a plan-to-plan transfer shall be subject to the distribution limitations provided for in Regulation 1.401(k)-l(d).

          4.11.4 At Normal Retirement Date, or such other date when the Participant or his Beneficiary shall be entitled to receive benefits, the fair market value of the Participant's Rollover Funds shall be used to provide additional benefits to the Participant or his Beneficiary. Any distributions of amounts held in a Participant's Rollover Funds shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder. Furthermore, such amounts shall be considered as part of a Participant's benefit in determining whether an involuntary cash-out of benefits without Participant consent may be made.

          4.11.5 The Administrator may direct that employee transfers made after a valuation date be segregated into a separate account for each Participant in a federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short term debt security acceptable to the Trustee until such time as the allocations pursuant to this Plan have been made, at which time they may remain segregated or be invested as part of the general Trust Fund, to be determined by the Administrator.

          4.11.6 All Rollover Funds held in accounts under this Plan may be treated as if those funds were held in a Directed Investment Account pursuant to
Section 4.13.

          4.11.7 For purposes of this Section, the term "qualified plan" shall mean any tax qualified plan under Code Section 401(a). The term "amounts transferred from other qualified plans" shall mean: (a) amounts transferred to this Plan directly from another qualified plan; (b) lump-sum distributions received by an Employee from another qualified plan which are eligible for tax free rollover to a qualified plan and which are transferred by the Employee to this Plan within sixty (60) days following his receipt thereof; (c) amounts transferred to this Plan from a conduit individual retirement account provided that the conduit individual retirement account has no assets other than assets which (1) were previously distributed to the Employee by another qualified plan as a lump-sum distribution (2) were eligible for tax-free rollover to a qualified plan and (3) were deposited in such conduit individual retirement account within sixty (60) days of receipt thereof and other than earnings on said assets; and (d) amounts distributed to the Employee from a conduit individual retirement account meeting the requirements of clause (c) above, and transferred by the Employee to this Plan within sixty (60) days of his receipt thereof from such conduit individual retirement account.

          4.11.8 Prior to accepting any transfers to which this Section applies, the Administrator may require the Employee to establish that the amounts to be transferred to this Plan meet the requirements of this Section and may also require the Employee to provide an opinion of counsel satisfactory to the Employer that the amounts to be transferred meet the requirements of this Section.

          4.11.9 This Plan shall not accept any direct or indirect transfers (as that term is defined and interpreted under Code Section 401(a)(11) and the Regulations thereunder) from a defined benefit plan, money purchase plan (including a target benefit plan), stock bonus or profit sharing plan which would otherwise have provided for a life annuity form of payment to the Participant.

          4.11.10 Notwithstanding anything herein to the contrary, a transfer directly to this Plan from another qualified plan (or a transaction having the effect of such a transfer) shall only be permitted if it will not result in the elimination or reduction of any "Section 411(d)(6) protected benefit" as described in Section 8.1, below.

     4.12 Directed Investment Account.

          4.12.1 The Administrator, in its sole discretion, may determine that all Participants be permitted to direct the Trustee as to the investment of all or a portion of the Vested interest in any one or more of their individual account balances. If such authorization is given, Participants may, subject to a procedure established by the Administrator and applied in a uniform nondiscriminatory manner, direct the Trustee in writing to invest the Vested portion of their account in specific assets, specific funds or other investments permitted under the Plan and the directed investment procedure. That portion of the Vested account of any Participant so directing will thereupon be considered a Directed Investment Account, which shall not share in Trust Fund earnings.

          4.12.2 A separate Directed Investment Account shall be established for each Participant who has directed an investment. Transfers between the Participant's regular account and his Directed Investment Account shall be charged and credited as the case may be to each account. The Directed Investment Account shall not share in Trust Fund earnings, but it shall be charged or credited as appropriate with the net earnings, gains, losses and expenses as well as any appreciation or depreciation in market value during each Plan Year attributable to such account.

     4.13 Qualified Voluntary Employee Contributions. Any voluntary employee contribution made in cash after December 31, 1981, attributable to taxable years ending before January 1, 1987, shall be treated as a "Qualified Voluntary Employee Contribution" within the meaning of Code Section 219(e)(2) as it existed prior to the enactment of the Tax Reform Act of 1986, and held in a separate Qualified Voluntary Employee Contribution Account.

          4.13.1 The balance in each Participant's Qualified Voluntary Employee Contribution Account shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

          4.13.2 A Participant may, upon written request delivered to the Administrator, make withdrawals from his Qualified Voluntary Employee Contribution Account. Any distribution shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder.

          4.13.3 At Normal Retirement Date, or such other date when the Participant or the Participant's Beneficiary shall be entitled to receive benefits, the fair market value of the Qualified Voluntary Employee Contribution Account shall be used to provide additional benefits to the Participant or the Participant's Beneficiary.

          4.13.4 Unless the Administrator directs Qualified Voluntary Employee Contributions made pursuant to this Section be segregated into a separate account for each Participant in a federally-insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other short-term debt security acceptable to the Trustee, they shall be invested as part of the general Trust Fund and share in earnings and losses.

          4.13.5 All amounts allocated to a Qualified Voluntary Employee Contribution Account may be treated as a Directed Investment Account pursuant to
Section 4.12, above.

     4.14 USERRA. Notwithstanding any provision of this Plan to the contrary, contributions, benefits, and service credit with respect to "qualified military service" (as defined in Section 414(u) of the Code) will be provided in accordance with Code Section 414(u).

5.   VALUATIONS

     5.1 Valuation Of The Trust Fund. The Administrator shall direct the Trustee, as of each Anniversary Date, and at such other date or dates deemed necessary by the Administrator, herein called "valuation date," to determine the net worth of the assets comprising the Trust Fund as it exists on the "valuation date." In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value as of the "valuation date" and shall deduct all expenses for which the Trustee has not yet obtained reimbursement from the Employer or the Trust Fund.

     5.2 Method Of Valuation. In determining the fair market value of securities held in the Trust Fund which are listed on a registered stock exchange, the Administrator shall direct the Trustee to value the same at the prices they were last traded on such exchange preceding the close of business on the "valuation date." If such securities were not traded on the "valuation date," or if the exchange on which they are traded was not open for business on the "valuation date," then the securities shall be valued at the prices at which they were last traded prior to the "valuation date." Any unlisted security held in the Trust Fund shall be valued at its bid price next preceding the close of business on the "valuation date," which bid price shall be obtained from a registered broker or an investment banker. In determining the fair market value of assets other than securities for which trading or bid prices can be obtained, the Trustee may appraise such assets itself, or in its discretion, employ one or more appraisers for that purpose and rely on the values established by such appraiser or appraisers.

6.   DETERMINATION AND DISTRIBUTION OF BENEFITS

     6.1 Determination Of Benefits Upon Retirement. Every Participant may terminate his employment with the Employer and retire for the purposes hereof on his Normal Retirement Date or Early Retirement Date. However, a Participant may postpone the termination of his employment with the Employer to a later date, in which event the participation of such Participant in the Plan, including the right to receive allocations pursuant to Section 4.4, shall continue until his Late Retirement Date. Upon a Partici pant's Retirement Date or attainment of his Normal Retirement Date without termination of employment with the Employer, or as soon thereafter as is practicable, the Trustee shall distribute all amounts credited to such Participant's Elective Account in accordance with Section 6.5.

     6.2  Determination Of Benefits Upon Death.

          6.2.1 Upon the death of a Participant before his Retirement Date or other termination of his employment, all amounts credited to such Participant's Elective Account shall become fully Vested. The Administrator shall direct the Trustee, in accordance with the provisions of Sections 6.6 and 6.7, to distribute the value of the deceased Participant's accounts to the Participant's Beneficiary.

          6.2.2 Upon the death of a Former Participant, the Administrator shall direct the Trustee, in accordance with the provisions of Sections 6.6 and 6.7, to distribute any remaining Vested amounts credited to the accounts of a deceased Former Participant to such Former Participant's Beneficiary.

          6.2.3 Any security interest held by the Plan by reason of an outstanding loan to the Participant or Former Participant shall be taken into account in determining the amount of the death benefit.

          6.2.4 The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's. determination of death and of the right of any person to receive payment shall be conclusive.

          6.2.5 The Beneficiary of the death benefit payable pursuant to this Section shall be the Participant's spouse.

              A. Notwithstanding the foregoing, the Participant may designate a Beneficiary other than his spouse if:

                  (1) The spouse has waived the right to be the Participant's Beneficiary, or

                  (2) The Participant is legally separated or has been abandoned (within the meaning of local law) and the Participant has a court order to such effect (and there is no "qualified domestic relations order" as defined in Code
Section 414(p) which provides otherwise), or

                  (3)  The Participant has no spouse, or

                  (4) The spouse cannot be located.

              B. If a Participant designates a Beneficiary other than his spouse in accordance with the preceding Paragraph A, then the designation of that Beneficiary shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing written notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing to any change in Beneficiary unless the original consent acknowledged that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right. In the event no valid designation of Beneficiary exists at the time of the Participant's death, the death benefit shall be payable to his estate.

          6.2.6 Any consent by the Participant's spouse to waive any rights to the death benefit must be in writing, must acknowledge the effect of such waiver, and be witnessed by a Plan representative or a notary public. Further, the spouse's consent must be irrevocable and must acknowledge the specific nonspouse Beneficiary.

     6.3 Determination of Benefits on Disability In the event of the Participant's Total and Permanent Disability prior to the Participant's Retirement Date or other termination of the Participant's employment with the Employer, all amounts credited to such Participant's Combined Account shall become fully Vested. In the event of the Participant's Total and Permanent Disability, the Trustee, in accordance with the provisions of Sections 6.5 and
6.7 of this Plan, shall distribute to such Participant's Combined Account as thought the Participant had retired.

     6.4  Determination Of Benefits Upon Termination.

          6.4.1 On or before the Anniversary Date coinciding with or subsequent to the termination of a Participant's employment for any reason other than death or retirement, the Administrator may direct the Trustee to segregate the amount of the Vested portion of such Terminated Participant's Elective Account and invest the aggregate amount thereof in a separate, federally insured savings account, certificate of deposit, common or collective trust fund of a bank or a deferred annuity. In the event the Vested portion of a Participant's Elective Account is not segregated, the amount shall remain in a separate account for the Terminated Participant and share in allocations pursuant to
Section 4.4 until such time as a distribution is made to the Terminated Participant. For purposes of this Section 6.4, if the value of a Terminated Participant's Vested benefit is zero, then the Terminated Participant shall be deemed to have received a distribution of such Vested benefit upon such Participant's termination of employment with the Employer.

          6.4.2 In the event that the amount of the Vested portion of the Terminated Participant's Elective Account equals or exceeds the fair market value of any. insurance Contracts, the Trustee, when so directed by the Administrator and agreed to by the Terminated Participant, shall assign, transfer, and set over to such Terminated Participant all Contracts on his life in such form or with such endorsements so that the settlement options and forms of payment are consistent with the provisions of Section 6.5. In the event that the Terminated Participant's Vested portion does not at least equal the fair market value of the Contracts, if any, the Terminated Participant may pay over to the Trustee the sum needed to make the distribution equal to the value of the Contracts being assigned or transferred, or the Trustee, pursuant to the Participant's election, may borrow the cash value of the Contracts from the insurer so that the value of the Contracts is equal to the Vested portion of the Terminated Participant's Account and then assign the Contracts to the Terminated Participant.

          6.4.3 Distribution of the funds due to a Terminated Participant shall be made on the occurrence of an event which would result in the distribution had the Terminated Participant remained in the employ of the Employer (upon the Participant's death, Early or Normal Retirement). If the value of a Terminated Participant's Vested benefit derived from Employer and Employee contributions does not exceed $5,000 and has never exceeded $5,000 at the time of any prior distribution, the Administrator shall direct the Trustee to cause the entire Vested benefit to be payable in a single lump sum to such Participant.

          6.4.4 The computation of a Participant's nonforfeitable percentage of his interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Plan. For this purpose, the Plan shall be treated as having been amended if the Plan provides for an automatic change in vesting due to a change in top heavy status. In the event that the Plan is amended to change or modify any vesting schedule, a Participant with at least three (3) Years of Service as of the expiration date of the election period may elect to have his nonforfeitable percentage computed under the Plan without regard to such amendment. if a Participant fails to make such election, then such Participant shall be subject to the new vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end 60 days after the latest of (a) the adoption date of the amendment; (b) the effective date of the amendment; or (c) the date the Participant receives written notice of the amendment from the Employer or Administrator.

          6.4.5 The Vested portion of any Participant's Account shall be a percentage of the total amount credited to the Participant's Account determined on the basis of the Participant's number of Years of Service. Subject to Section
6.4.6 and 6.4.7, below:

              A. Each Participant always shall be one hundred percent (100%) vested in such Participant's Deferred Compensation under this Plan.

              B. Each Participant's Vested percentage of the Employer's Non-Elective Contribution made pursuant to Section 4.1.1B, above, shall be determined according to the following schedule:

       Employer Matching Non-Elective Contributions

                     (Section 4.1.1B)

                     Years of Service

                        Less than 1
                             1
                             2
                             3
                             4
                         5 or more
                     Vested Percentage

                            0%
                            20%
                            40%
                            60%
                            80%
                           100%

              C. A Participant's Vested percentage of the Employer's Non-Elective Contribution made pursuant to Section 4.1.1C, above, shall be determined pursuant to the following schedule:

     Employer Discretionary Non-Elective Contributions
                     (Section 4.1.1C)


                     Years of Service

                        Less than 2
                             2
                             3
                             4
                             5
                             6
                         7 or more

                     Vested Percentage

                             0
                            20%
                            30%
                            40%
                            60%
                            80%
                           100%

          6.4.6 Employer hereby acknowledges that (a) Citizens State Bank of Santa Paula ("Citizens Bank") formerly sponsored that certain "Citizens State Bank of Santa Paula Profit Sharing 401(k) Plan" (the "Citizens Plan"), and (b) in transactions that closed effective October 1, 1997, (i) Citizens Bank merged with and into Employer, (ii) the Citizens Plan was merged with and into this Plan, and (iii) the assets formerly held in the trust under the Citizens Plan were merged into the trust under this Plan; (c) the Citizens Plan provided that each participant in that plan (i) was 100% vested in "Employer Matching Contributions" allocated to the participant's account under that plan, and (ii) became vested, in accordance with the following schedule, in "Employer Discretionary Contributions" allocated to the participant's account under the Citizens Plan:

Vesting Schedule - Former Employer Discretionary Contributions Under Citizens
Plan

                     Years of Service

                             0
                             1
                             2
                             3
                             4
                         5 or more
                    Vesting Percentage

                            0%
                          33.33%
                          66.67%
                          100.00%
                          100.00%
                          100.00%

Therefore, notwithstanding any other provision of this Plan to the contrary, each Participant who formerly participated in the Citizens State Bank of Santa Paula Profit Sharing 401(k) Plan (the "Citizens Plan") and who had an account balance which was held under that Citizens Plan and has been merged into this Plan shall become vested in such account balance as follows:

              A. That portion of such Participant's account balance attributable to "Employer Matching Contributions," as defined under the Citizens Plan, shall be and remain one hundred percent (100%) vested in such contributions; and

              B. That portion of such Participant's account balance attributable to "Employer Discretionary Contributions" (as defined in the Citizens Plan) shall continue to be and become vested in such contributions in accordance with the following schedule:

Vesting Schedule - Former Employer Discretionary Contributions Under Citizens
Plan

                     Years of Service

                             0
                             1
                             2
                             3
                             4
                         5 or more
                    Vesting Percentage

                            0%
                          33.33%
                          66.67%
                          100.00%
                          100.00%
                          100.00%

Each such Participant shall be and become vested in all other contributions allocated to such Participant's accounts under this Plan on or after October 1, 1997, in accordance with the regular vesting schedules under this Plan for such other contributions, as set forth in Sections 6.4.5, above.

          6.4.7 The Employer acknowledges that effective as of January 1, 1999,
(i) PACIFIC CAPITAL BANCORP, a California corporation with offices in Salinas, California (the "Merged Corporation"), is merging with and into the Employer, and (ii) the PACIFIC CAPITAL BANCORP 401(k) PROFIT SHARING PLAN (the "Merged Plan") sponsored by the Merged Corporation is merging into this Plan. With respect to the account balance of each person who was a participant in the Merged Plan as of the effective date of that merger, (a) the regular Vesting schedules set forth in Section 6.4.5, above, shall apply only to contributions allocated to such Participant's account under this Plan with respect to Plan Years beginning on or after January 1, 1999, (b) all contributions, allocations, and other additions to such Participant's account balance under the Merged Plan constituting (i) Employee Elective Contributions shall be at all times fully Vested and non-forfeitable and (ii) attributed to all other Employer contributions and shall continue to be subject to the following vesting schedule which was in effect under the Merged Plan:

Alternate Regular Vesting Schedule - Pacific Capital Bancorp Accounts
(for all Employee Contributions, except Employee Elective Contributions, as of 12/31/98)

                     Years of Service

                          0 to 1
                             2
                             3
                             4
                             5



                     Vested Percentage

                            20%
                            40%
                            60%
                            80%
                           100%

              6.4.8 Notwithstanding the vesting schedule provided for in Sections 6.4.5, 6.4.6, or 6.4.7, above, for any Top Heavy Plan Year, the Vested portion of the Participant's Account consisting of contributions made pursuant to Sections 4.1.1B or 4.1.1C, above, for any Participant who has an Hour of Service after the Plan becomes top heavy shall be a percentage of the total amount credited to the Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                Top Heavy Vesting Schedule

          Years of Service     Percentage Vesting

             Less than 2                0%
                  2                    20%
                  3                    40%
                  4                    60%
                  5                    80%
                  6                   100%

            6.4If any Former Participant shall be re-employed by the Employer before a 1-Year Break in Service occurs, then that Participant shall continue to participate in the Plan in the same manner as if such termination had not occurred.

               A. If any Former Participant shall be re-employed by the Employer before five (5) consecutive 1-Year Breaks in Service, and such Former Participant had received, or was deemed to have received, a distribution of his entire Vested interest prior to his re-employment, his forfeited account shall be reinstated only if he repays the full amount distributed to him before the earlier of five (5) years after the first date on which the Participant is subsequently re-employed by the Employer or the close of the first period of five (5) consecutive 1-Year Breaks in Service commencing after the distribution, or in the event of a deemed distribution, upon the re-employment of such Former Participant. If a distribution occurs for any reason other than a separation from service, the time for repayment may not end earlier than five (5) years after the date of distribution. In the event the Former Participant does repay the full amount distributed to him, or in the event of a deemed distribution, the undistributed portion of the Participant's Account must be restored in ful, unadjusted by any gains or losses occurring subsequent to the Anniversary Date or other valuation date coinciding with or preceding his termination. The source for such reinstatement shall first be any Forfeitures occurring during the year. If such source is an amount which is sufficient to restore any such forfeited Accounts provided, however, that if a discretionary contribution is made for such year pursuant to
Section 4.1.1C, above, such contribution shall first be applied to restore any such Accounts and the remainder shall be allocated in accordance with Section 4.4, above.

               B. If any Former Participant is re-employed after a 1-Year Break in Service has occurred, Years of Service shall include Years of Service prior to that Participant's 1-Year Break in Service subject to the following rules:

                   (1) If a Former Participant has a 1-Year Break in Service, that Participant's pre-break and post-break service shall be used for computing Years of Service for eligibility and for Vesting purposes only after that Participant has been employed for one (1) Year of Service following the date of re-employment with the Employer;

                   (2) Any Former Participant who, under the Plan, does not have a nonforfeitable right to any interest in the Plan resulting from Employer contributions shall lose credits otherwise allowable under subparagraph (1), above, if the Former Participant's 1-Year Breaks in Service equal or exceed the greater of (a) five (5), or (b) the aggregate number of the Former Participant's pre-break Years of Service.

                   (3) After five (5) consecutive 1-Year Breaks in Service, a Former Participant's Vested Account balance attributable to pre-break service shall not be increased as a result of post-break service.

                   (4) If a Former Participant who has not had any Years of Service before a 1-Year Break in Service disregarded pursuant to subparagraph
(2), above, completes one (1) Year of Service for eligibility purposes following re-employment with the Employer, such Former Participant shall participate in the Plan retroactively from such date of re-employment.

                   (5) If a Former Participant who has not had any Years of Service before a 1-Year Break in Service disregarded pursuant to subparagraph
(2), above, completes a Year of Service (a 1-Year Break in Service previously occurred, but employment had not terminated), then such Participant shall participate in the Plan retroactively from the first day of the Plan Year during which one (1) year of Service was completed.

     6.5    Distribution Of Benefits.

            6.5.1 The Administrator, pursuant to the election of the Participant, shall direct to the Trustee to distribute to a Participant or his Beneficiary any amount to which he is entitled under the Plan in one or more of the following methods:

               A.  One lump-sum payment in cash or in property;

               B. Payments over a period certain in monthly, quarterly, semiannual, or annual cash installments. In order to provide such installment payments, the Administrator may (1) segregate the aggregate amount thereof in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or (2) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment. The period over which such payment is to be made shall not extend beyond the Participant's life expectancy (or the life expectancy of the Participant and his designated Beneficiary).

            6.5.2 Any distribution to a Participant who has a benefit which exceeds, or has ever exceeded, $5,000 at the time of any prior distribution shall require such Participant's consent if such distribution commences prior to the later of his Normal Retirement Age or age 62. With regard to this required consent:

               A. The Participant must be informed of his right to defer receipt of the distribution. If a Participant fails to consent, it shall be deemed an election to defer the commencement of payment of any benefit. However, any election to defer the receipt of benefits shall not apply with respect to distributions which are required under Section 6.5.3.

               B. Notice of the rights specified under this section shall be provided no less than 30 days and no more than 90 days before the first day on which all events have occurred which entitle the Participant to such benefit.

               C. Written consent of the Participant to the distribution must not be made before the Participant receives the notice and must not be made more than 90 days before the first day on which all events have occurred which entitle the Participant to such benefit.

               D. No consent shall be valid if a significant detriment is imposed under the Plan on any Participant who does not consent to the distribution.

               E. Notwithstanding the foregoing provisions of this Section 6.5.2, if a distribution is one to which Code Sections 401(a)(11) and 417 do not apply, then such distribution may commence less than thirty (30) days after the participant receives the notice required under Treasury Regulation Section 1.411(a)-11(c), provided that (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and
(2) the Participant, after receiving the notice, affirmatively elects a distribution.

            6.5.3 Notwithstanding any provision in the Plan to the contrary, the distribution of a Participant's benefits shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder (including Regulation 1.401(a)(9)-2), the provisions of which are incorporated herein by reference.

               A. A Participant's benefits shall be distributed to him in accordance with Paragraph B, below, not later than:

                   (1) With respect to a Participant who is not a "five percent owner" (as defined in Section 1.31.3, above), April 1st of the calendar year following the later of (i) the calendar year in which the Participant attains age 70-1/2, or (ii) the calendar year in which the Participant retires from employment with the Employer; or

                   (2) With respect to a Participant who is a "five percent owner" (as defined in Section 1.31.3, above), April 1 of the calendar year following the calendar year in which such five percent owner attains age 70-1/2 (without regard to whether such five percent owner actually retires from employment with the Employer).

               B. Distributions shall be deemed to have satisfied the requirements of this Paragraph B only if:

                   (1) Either (i) the entire account balance of the Participant under the Plan shall have been distributed to the Participant or the Participant's Beneficiaries, or (ii) distributions to the Participant (or the Participant's beneficiary) commence as of the applicable required beginning date under Paragraph A, above, and continue over a period certain measured by the life expectancy of the Participant (or the life expectancies of the Participant and the Participant's designated Beneficiaries).

                   (2) Distributions to a Participant and his Beneficiaries shall only be made in accordance with the incidental death benefit requirements of Code Section 401(a)(9)(G) and the Regulations thereunder.

                   (3) Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant shall be made in accordance with the following requirements and shall otherwise comply with Code
Section 401(a)(9) and the Regulations thereunder. If it is determined pursuant to Regulations that the distribution of a Participant's interest has begun and the Participant dies before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution selected pursuant to this Section 6.5 as of his date of death. If a Participant dies before he has begun to receive any distributions of his interest under the Plan or before distributions are deemed to have begun pursuant to Regulations, then his death benefit shall be distributed to his Beneficiaries by December 31st of the calendar year in which the fifth anniversary of his date of death occurs. However, in the event that the Participant's spouse (determined as of the date of the Participant's death) is his Beneficiary, then in lieu of the preceding rules, distributions must be made over a period not extending beyond the life expectancy of the spouse and must commence on or before the later of: (a) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (b) December 31st of the calendar year in which the Participant would have attained age 70 1/2. If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

                   (4) For purposes of this Section 6.5, the life expectancy of a Participant and a Participant's spouse may, at the election of the Participant or the Participant's spouse, be redetermined in accordance with Regulations. The election, once made, shall be irrevocable. If no election is made by the time distributions must commence, then the life expectancy of the Participant and the Participant's spouse shall not be subject to recalculation. Life expectancy and joint and last survivor expectancy shall be computed using the return multiples in Tables V and VI of Regulation 1.72-9.

     6.6    Distribution Of Benefits Upon Death.

            6.6The death benefit payable pursuant to Section 6.2 shall be paid to the Participant's Beneficiary within a reasonable time after the Participant's death by either of the following methods, as elected by the Participant (or if no election has been made prior to the Participant's death, by his Beneficiary) subject, however, to the rules specified in Section 6.6.2:

               A.  One lump-sum payment in cash or in property;

               B. Payment in monthly, quarterly, semi-annual, or annual cash installments over a period to be determined by the Participant or his Beneficiary. After periodic installments commence, the Beneficiary shall have the right to direct the Trustee to reduce the period over which such periodic installments shall be made, and the Trustee shall adjust the cash amount of such periodic installments accord ingly.

            6.6.2 In the event the death benefit payable pursuant to Section 6.2 is payable in installments, then, upon the death of the Participant, the Administrator may direct the Trustee to segregate the death benefit into a separate account, and the Trustee shall invest such segregated account separately, and the funds accumulated in such account shall be used for the payment of the installments.

            6.6.3 Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant made on or after January 1, 1985 shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder.

               A. If it is determined pursuant to such Regulations that the distribution of a Participant's interest has begun and the Participant dies before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution selected pursuant to Section 6.5 as of his date of death. If a Participant dies before he has begun to receive any distributions of his interest under the Plan or before distributions are deemed to have begun pursuant to Regulations, then his death benefit shall be distributed to his Beneficiaries by December 31st of the calendar year in which the fifth anniversary of his date of death occurs.

               B. However, the 5-year distribution requirement of the preceding section shall not apply to any portion of the deceased Participant's interest which is payable to or for the benefit of a designated Beneficiary. In such event, such portion. may, at the election of the Participant (or the Participant's designated Beneficiary), be distributed over a period not extending beyond the life expectancy of such designated Beneficiary provided such distribution begins not later than December 31st of the calendar year immediately following the calendar year in which the Participant died. However, in the event the Participant's spouse (determined as of the date of the Participant's death) is his Beneficiary, the requirement that distributions commence within one year of a Participant's death shall not apply. In lieu thereof, distributions must commence on or before the later of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (2) December 31st of the calendar year in which the Participant would have attained age 70 1/2. If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

            6.6.4 For purposes of Section 6.6.2, above, the election by a designated Beneficiary to be excepted from the 5-year distribution requirement must be made no later than December 31st of the calendar year following the calendar year of the Participant's death. Except, however, with respect to a designated Beneficiary who is the Participant's surviving spouse, the election must be made by the earlier of: (a) December 31st of the calendar year immediately following the calendar year in which the Participant died or, if later, the calendar year in which the Participant would have attained age 70 1/2; or (b) December 31st of the calendar year which contains the fifth anniversary of the date of the Participant's death. An election by a designated Beneficiary must be in writing and shall be irrevocable as of the last day of the election period stated herein. In the absence of an election by the Participant or a designated Beneficiary, the 5-year distribution requirement shall apply.

            6.6Subject to the spouse's right of consent afforded under the Plan, the restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have his death benefits paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982.

     6.7 Time Of Segregation Or Distribution. Except as limited by Sections 6.5 and 6.6, whenever the Trustee is to make a distribution or to commence a series of payments on or as of an Anniver sary Date, the distribution or series of payments may be made or begun on such date or as soon thereafter as is practicable. However, unless a Former Participant elects in writing to defer the receipt of benefits (such election may not result in a death benefit that is more than incidental), the payment of benefits shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs: (a) the date on which the Participant attains the earlier of age 65 or the Normal Retirement Age specified herein; (b) the 10th anniversary of the year in which the Participant commenced participation in the Plan; or (c) the date the Participant terminates his service with the Employer.

     6.8 Distribution For Minor Beneficiary. In the event a distribution is to be made to a minor, then the Administrator may direct that such distribution be paid to the legal guardian, or if none, to a parent of such Beneficiary or a responsible adult with whom the Beneficiary maintains his residence, or to the custodian for such Beneficiary under the Uniform Gift to Minors Act or Gift to Minors Act, if such is permitted by the laws of the state in which said Beneficiary resides. Such a payment to the legal guardian, custodian or parent of a minor Beneficiary shall fully discharge the Trustee, Employer, and Plan from further liability on account thereof.

     6.9 Location Of Participant Or Beneficiary Unknown. In the event that all, or any portion, of the distribution payable to a Participant or his Beneficiary hereunder shall, at the later of the Participant's attainment of age 62 or his Normal Retirement Age, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his Beneficiary, the amount so distributable shall be treated as a Forfeiture pursuant to the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being reallocated, such benefit shall be restored.

     6.10   Advance Distribution For Hardship.

            6.10.1 The Administrator, at the election of the Participant, shall direct the Trustee to distribute to any Participant in any one Plan Year up to the lesser of 80% of his Participant's Elective Account valued as of the last Anniversary Date or other valuation date or the amount necessary to satisfy the immediate and heavy financial need of the Participant. Any distribution made pursuant to this Section shall be deemed to be made as of the first day of the Plan Year or, if later, the valuation date immediately preceding the date of distribution, and the Participant's Elective Account shall be reduced accordingly. Withdrawal under this Section shall be authorized only if the distribution is on account of:

               A. Expenses for medical care described in Code Section 213(d) previously incurred by the Participant, his spouse, or any of his dependents (as defined in Code Section 152) or necessary for these persons to obtain medical care;

               B. The costs directly related to the purchase of a principal residence for the Participant (excluding mortgage payments);

               C. Payment of tuition and related educational fees for the next twelve (12) months of post-secondary education for the Participant, his spouse, children, or dependents; or

               D. Payments necessary to prevent the eviction of the Participant from his principal residence or foreclosure on the mortgage of the Participant's principal residence.

            6.10.2 No distribution shall be made pursuant to this Section unless the Administrator, based upon the Participant's representation and such other facts as are known to the Administrator, determines that all of the following conditions are satisfied:

               A. The distribution is not in excess of the amount of the immediate and heavy financial need of the Participant. The amount of the immediate and heavy financial need may include any amounts necessary to pay any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution;

               B. The Participant has obtained all distributions, other than hardship distributions, and all nontaxable (at the time of the loan) loans currently available under all plans maintained by the Employer;

               C. The Plan, and all other plans maintained by the Employer, provide that the Participant's elective deferrals and voluntary Employee contributions will be suspended for at least twelve (12) months after receipt of the hardship distribution or, the Participant, pursuant to a legally enforceable agreement, will suspend his elective deferrals and voluntary Employee contributions to the Plan and all other plans maintained by the Employer for at least twelve (12) months after receipt of the hardship distribution; and

               D. The Plan, and all other plans maintained by the Employer, provide that the Participant may not make elective deferrals for the Participant's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code Section 402(g) for such next taxable year less the amount of such Participant's elective deferrals for the taxable year of the hardship distribution.

            6.10.3 Notwithstanding the above, for Plan Years beginning after December 31, 1988, distributions from the Participant's Elective Account pursuant to this Section shall be limited, as of the date of distribution, to the Participant's Elective Account as of the end of the last Plan Year ending before July 1, 1989, plus the total Participant's Deferred Compensation after such date.

            6.10.4 Any distribution made pursuant to this Section shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code
Section 411(a)(11) and the Regulations thereunder.

     6.11 Qualified Domestic Relations Order Distribution. All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order." Furthermore, a distribution to an "alternate payee" shall be permitted if such distribution is authorized by a qualified domestic relations order, even if the affected Participant has not separated from service and has not reached the "earliest retirement age" under the Plan. For the purposes of this Section, "alternate payee," "qualified domestic relations order" and "earliest retirement age" shall have the meaning set forth under Code
Section 414(p).

7.   PLAN LOANS

     7.1    Participant Loans.

            7.1.1 Loans Permitted. The Trustee may, in the Trustee's discretion, make loans to Participants and Beneficiaries under the following circumstances:
(a) loans shall be made available to all Participants and Beneficiaries on a reasonably equivalent basis; (b) loans shall not be made available to Highly Compensated Employees in an amount greater than the amount made available to other Partici pants and Beneficiaries; (c) loans shall bear a reasonable rate of interest; (d) loans shall be adequately secured; and (e) shall provide for repayment over a reasonable period of time.

            7.1.2 Loan Limit. Loans made pursuant to this Section (when added to the outstanding balance of all other loans made by the Plan to the Participant) shall be limited to the lesser of: (a) $50,000 reduced by the excess (if any) of the highest outstanding balance of loans from the Plan to the Participant during the one year period ending on the day before the date on which such loan is made, over the outstanding balance of loans from the Plan to the Participant on the date on which such loan was made, or (b) one-half (1/2) of the present value of the nonforfeitable accrued benefit of the Participant under the Plan. For purposes of this limit, all plans of the Employer shall be considered one plan. Additionally, with respect to any loan made prior to January 1, 1987, the $50,000 limit specified in clause (a) above shall be unreduced.

            7.1.3 Repayment Terms. Loans shall provide for level amortization with payments to be made not less frequently than quarterly over a period not to exceed five (5) years. However, loans used to acquire any dwelling unit which, within a reasonable time, is to be used (determined at the time the loan is made) as a principal residence of the Participant shall provide for periodic repayment over a reasonable period of time that may exceed five (5) years. Notwithstanding the foregoing, loans made prior to January 1, 1987 which are used to acquire, construct, reconstruct or substantially rehabilitate any dwelling unit which, within a reasonable period of time is to be used (determined at the time the loan is made) as a principal residence of the Participant or a member of his family (within the meaning of Code section 267(c)(4)) may provide for periodic repayment over a reasonable period of time that may exceed five (5) years. Additionally, loans made prior to January 1, 1987, may provide for periodic payments which are made less frequently than quarterly and which do not necessarily result in level amortization.

            7.1.4 Loan Program. Any loans granted or renewed on or after the last day of the first Plan Year beginning after December 31, 1988, shall be made pursuant to a Participant loan program. Such loan program shall be established in writing and must include, but need not be limited to, the following:

               A. The identity of the person or positions authorized to administer the Participant loan program;

               B.  A procedure for applying for loans;

               C.  The basis on which loans will be approved or denied;

               D. Limitations, if any, on the types and amounts of loans offered;

               E. The procedure under the program for determining a reasonable rate of interest;

               F.  The types of collateral which may secure a Participant loan;
and

               G. The events constituting default and the steps that will be taken to preserve Plan assets.

Such Participant loan program shall be contained in a separate written document which, when properly executed, is hereby incorporated by reference and made a part of the Plan. Furthermore, such Participant loan program may be modified or amended in writing from time to time without the necessity of amending this Section.

            7.1.5 USERRA - Repayments. Loan repayments on participant loans made under this Plan will be suspended as permitted under Code Section 414(u)(4).

     7.2 Direct Rollovers. The provisions of this Section 7.2 shall apply to distributions notwithstanding any provision of this Plan to the contrary that would otherwise limit a distributee's election with respect to distributions.

            7.2Election. A "distributee" may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

            7.2Definitions. For purposes of this Section 7.2, the following terms shall have the following definitions:

               A. The term "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include (1) any distribution that is one of a series of substantially equal periodic payments (occurring not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; (2) any distribution to the extent such distribution is required under Code Section 401(a)(9); and (3) the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

               B. The term "eligible retirement plan" means an individual retirement account described in Code Section 408(a), and an individual retirement annuity described in Code Section 408(b), and an annuity plan described in Code Section 403(a), or a qualified trust described in Code Section 401(a) that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse of the Participant, the term "eligible retirement plan shall mean only an individual retirement account or an individual retirement annuity.

               C. The term "distributee" includes an Employee or former Employee, the Employee's or former Employee surviving spouse, and the Employee's or former Employee's spouse or former spouse who is the ultimate payee under a qualified domestic relations order (as defined in Code Section 414(p)).

               D. The term "direct rollover" shall mean a payment by the plan to the eligible retirement plan specified by the distributee.

8.   AMENDMENT, TERMINATION AND MERGERS

     8.1 Amendment.

            8.1Subject to the limitations of this Section 8.1, the Employer shall have the right at any time to amend the Plan with the approval of either the Employer's Board of Directors or a committee designated or authorized by the Board of Trustees. However, any amendment which affects the rights, duties or responsibilities of the Trustee and Administrator may only be made with the Trustee's and Administrator's written consent. Any such amendment shall become effective as provided therein upon its execution. The Trustee shall not be required to execute any such amendment unless the Trust provisions contained herein are a part of the Plan and the amendment affects the duties of the Trustee hereunder.

            8.1No amendment to the Plan shall be effective if it authorizes or permits any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to any purpose other than for the exclusive benefit of the Participants or their Beneficiaries or estates; or causes any reduction in the amount credited to the account of any Participant; or causes or permits any portion of the Trust Fund to revert to or become property of the Employer.

            8.1Except as permitted by Regulations, no Plan amendment or transaction having the effect of a Plan amendment (such as a merger, plan transfer or similar transaction) shall be effective to the extent it eliminates or reduces any "Section 411(d)(6) protected benefit" or adds or modifies conditions relating to "Section 411(d)(6) protected benefits" the result of which is a further restriction on such benefit unless such protected benefits are preserved with respect to benefits accrued as of the later of the adoption date or effective date of the amendment. "Section 411(d)(6) protected benefits" are benefits described in Code Section 411(d)(6)(A), early retirement benefits and retirement-type subsidies, and optional forms of benefit.

     8.2    Termination.

            8.2The Employer shall have the right at any time to terminate the Plan by delivering to the Trustee and Administrator written notice of such termination. Upon any full or partial termination, all amounts credited to the affected Participant's Elective Accounts shall become 100% Vested as provided in
Section 6.4 and shall not thereafter be subject to forfeiture, and all unallocated amounts shall be allocated to the accounts of all Participants in accordance with the provisions hereof.

            8.2Upon the full termination of the Plan, the Employer shall direct the distribution of the assets of the Trust Fund to Participants in a manner which is consistent with and satisfies the provisions of Section 6.5. Distributions to a Participant shall be made in cash or in property or through the purchase of irrevocable nontransferable deferred commitments from an insurer. Except as permitted by Regulations, the termination of the Plan shall not result in the reduction of "Section 411(d)(6) protected benefits" in accordance with Section 8.1.3, above.

     8.3 Merger Or Consolidation. This Plan may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other Plan only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the plan immediately after such transfer, merger or consolidation, are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation, and such transfer, merger or consolidation does not otherwise result in the elimination or

            8.3.1 Effective as of October 1, 1997, the Citizens State Bank of Santa Paula Profit-Sharing 401(k) Plan (the "Citizens Plan") was merged with and into this Plan. The entire account balance of each Participant in the Citizens Plan shall be continued with and into and maintained under this Plan. In accordance with Section 8.1.3, above, such merger shall not result in the elimination or reduction of any "Section 411(d)(6) protected benefits" of any person who was a participant in the Citizens Plan.

            8.3.2 Effective as of January 1, 1999, the Pacific Capital Bancorp 401(k) Profit- Sharing Plan (the "Merged Plan") is being merged and into this Plan. The entire account balance of each Participant in the Merged Plan shall be continued into and maintained under this Plan. Pursuant to Section 7.1.3, above, such merger shall not result in the elimination or reduction of any "Section 411(d)(6) protected benefits" of any person who was a participant in the Merged Plan.

9.   MISCELLANEOUS

     9.1 Rights. This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon him as a Participant of this Plan.

     9.2    Alienation.

            9.2Subject to the exceptions provided below, no benefit which shall be payable out of the Trust Fund to any person (including a Participant or his Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized by the Trustee, except to such extent as may be required by law.

            9.2This provision shall not apply to the extent a Participant or Beneficiary is indebted to the Plan, as a result of a loan from the Plan. At the time a distribution is to be made to or for a Participant's or Beneficiary's benefit, such proportion of the amount distributed as shall equal such loan indebtedness shall be paid by the Trustee to the Trustee or the Administrator, at the direction of the Administrator, to apply against or discharge such loan indebtedness. Prior to making a payment, however, the Participant or Beneficiary must be given written notice by the Administrator that such loan indebtedness is to be so paid in whole or part from his Participant's Account. If the Participant or Beneficiary does not agree that the loan indebtedness is a valid claim against his Vested Participant's Account, he shall be entitled to a review of the validity of the claim in accordance with procedures provided in Sections
2.12 and 2.13.

            9.2This provision shall not apply to a "qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order," a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under the Plan.

     9.3 Construction of Plan. This Plan shall be construed and enforced according to the Act and the laws of the State of California, other than its laws respecting choice of law, to the extent not preempted by the Act.

     9.4 Gender and Number. Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

     9.5 Legal Action. In the event any claim, suit, or proceeding is brought regarding the Trust and/or Plan established hereunder to which the Trustee or the Administrator may be a party, and such claim, suit, or proceeding is resolved in favor of the Trustee or Administrator, they shall be entitled to be reimbursed from the Trust Fund for any and all costs, attorneys' fees, and other expenses pertaining thereto incurred by them for which they shall have become liable.

     9.6    Prohibition Against Diversion of Funds.

            9.6Except as provided below and otherwise specifically permitted by law, it shall be impossible by operation of the Plan or of the Trust, by termination of either, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any trust fund maintained pursuant to the Plan or any funds contributed thereto to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Retired Participants, or their Beneficiaries.

            9.6In the event the Employer shall make an excessive contribution under a mistake of fact pursuant to Act Section 403(c)(2)(A), the Employer may demand repayment of such excessive contribution at any time within one (1) year following the time of payment and the Trustees shall return such amount to the Employer within the one (1) year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer but any losses attributable there must reduce the amount so returned.

     9.7 Bonding. Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond, $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such person, group, or class to be covered and their predecessors, if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in Act Section 412(a)(2)), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in the Plan to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

     9.8 Employer's And Trustee's Protective Clause. Neither the Employer nor the Trustee, nor their successors, shall be responsible for the validity of any Contract issued hereunder or for the failure on the part of the insurer to make payments provided by any such Contract, or for the action of any person which may delay payment or render a Contract null and void or unenforceable in whole or in part.

     9.9 Insurer's Protective Clause. Any insurer who shall issue Contracts hereunder shall not have any responsibility for the validity of this Plan or for the tax or legal aspects of this Plan. The insurer shall be protected and held harmless in acting in accordance with any written direction of the Trustee, and shall have no duty to see to the application of any funds paid to the Trustee, nor be required to question any actions directed by the Trustee. Regardless of any provision of this Plan, the insurer shall not be required to take or permit any action or allow any benefit or privilege contrary to the terms of any Contract which it issues hereunder, or the rules of the insurer.

     9.10 Receipt And Release For Payments. Any payment to any Participant, his legal representative, Beneficiary, or to any guardian or committee appointed for such Participant or Beneficiary in accordance with the provisions of the Plan, shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee and the Employer, either of whom may require such Participant, legal representative, Beneficiary, guardian or committee, as a condition precedent to such payment, to execute a receipt and release thereof in such form as shall be determined by the Trustee or Employer.

     9.11 Action By The Employer. Whenever the Employer under the terms of the Plan is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

     9.12 Named Fiduciaries And Allocation Of Responsibility. The "named Fiduciaries" of this Plan are (a) the Employer, (b) the Administrator and (c) the Trustee.

            9.12.1 The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under the Plan. In general, the Employer shall have the sole responsibility for making the contributions provided for under Section 4.1; and shall have the sole authority to appoint and remove the Trustee and the Administrator; to formulate the Plan's "funding policy and method"; and to amend or terminate, in whole or in part, the Plan. The Administrator shall have the sole responsibility for the administration of the Plan, which responsibility is specifically described in the Plan. The Trustee shall have the sole responsibility of management of the assets held under the Trust, except those assets, the management of which has been assigned to an Investment Manager, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in the Plan.

            9.12.2 Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under the Plan, and is not required under the Plan to inquire into the propriety of any such direction, information or action.

            9.12.3 It is intended under the Plan that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under the Plan. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity. In the furtherance of their responsibilities hereunder, the "named Fiduciaries" shall be empowered to interpret the Plan and to resolve ambiguities, inconsistencies and omissions, which findings shall be binding, final and conclusive.

     9.13 Headings. The headings and subheadings of this Plan have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.

     9.14   Approval By Internal Revenue Service.

            9.14.1 Notwithstanding anything herein to the contrary, contributions to this Plan are conditioned upon the initial qualification of the Plan under Code Section 401. if the Plan receives an adverse determination with respect to its initial qualification, then the Plan may return such contributions to the Employer within one year after such determination, provided the application for the determination is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan was adopted, or such later date as the Secretary of the Treasury may prescribe.

            9.14.2 Notwithstanding any provisions to the contrary, except Sections 3.6, 3.7, and 4.1.3, any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one (1) year following the disallowance of the deduction, demand repayment of such disallowed contribution and the Trustee shall return such contribution within one (1) year following the disallowance. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

     9.15 Uniformity. All provisions of this Plan shall be interpreted and applied in a uniform, nondiscriminatory manner. In the event of any conflict between the terms of this Plan and any Contract purchased hereunder, the Plan provisions shall control.

     9.16 Effective Date. Except as otherwise set forth in this Plan, the effective date of this Plan's multidocuments shall be January 1, 1998.















        (Signatures appear on the following page.)

     IN WITNESS WHEREOF, the parties have executed this Plan on the date(s) set forth below their respective signatures.


"EMPLOYER:"

PACIFIC CAPITAL BANCORP, a California corporation, formerly known as "SANTA BARBARA BANCORP," for periods on and after January 1, 1999


By
    Jay D. Smith, Senior Vice President


                           Date


SANTA BARBARA BANK & TRUST, a California corporation, for periods prior to January 1, 1999


By
     Jay D. Smith, Senior Vice President


                           Date
"TRUSTEE:"

SANTA BARBARA BANK & TRUST,
a California corporation


By
    Janice Kroekel, Vice President

Section                                                Page


                     TABLE OF CONTENTS

Section                                                Page

1.  DEFINITIONS...........................................1
    1.1  "Act"............................................1
    1.2  "Administrator"..................................1
    1.3  "Affiliated Employer"............................1
    1.4  "Aggregate Account"..............................2
    1.5  "Anniversary Date"...............................2
    1.6  "Beneficiary"....................................2
    1.7  "Code"...........................................2
    1.8  "Compensation"...................................2
    1.9  "Contract" or "Policy"...........................3
    1.10 "Deferred Compensation"..........................3
    1.11 "Early Retirement Date"..........................3
    1.12 "Elective Contribution"..........................3
    1.13 "Eligible Employee"..............................3
    1.14 "Employee".......................................3
    1.15 "Employer".......................................4
    1.16 "Excess Aggregate Contributions".................4
    1.17 "Excess Contributions"...........................4
    1.18 "Excess Deferred Compensation"...................4
    1.19 "Fiduciary"......................................4
    1.20 "Fiscal Year"....................................4
    1.21 "Forfeiture".....................................4
    1.22 "Former Participant".............................5
    1.23 "415 Compensation"...............................5
    1.24 "414(s) Compensation"............................5
    1.25 "Highly Compensated Employee"....................6
    1.26 "Highly Compensated Former Employee".............6
    1.27 "Highly Compensated Participant".................6
    1.28 "Hour of Service"................................6
    1.29 "Income".........................................7
    1.30 "Investment Manager".............................8
    1.31 "Key Employee"...................................8
    1.32 "Late Retirement Date"...........................9
    1.33 "Leased Employee"................................9
    1.34 "Non-Elective Contribution"......................9
    1.35 "Non-Highly Compensated Participant"............10
    1.36 "Non-Key Employee"..............................10
    1.37 "Normal Retirement Age".........................10
    1.38 "Normal Retirement Date"........................10
    1.39 "1-Year Break in Service".......................10
    1.40 "Participant"...................................10
    1.41 "Participant's Account".........................10
    1.42 "Participant's Combined Account"................10
    1.43 "Participant's Elective Account"................10
    1.44 "Plan"..........................................11

Section                                                Page


    1.45 "Plan Year".....................................11
    1.46 "Qualified Non-Elective Contribution"...........11
    1.47 "Qualified Voluntary Employee Contribution Account"11
    1.48 "Regulation"....................................11
    1.49 "Retired Participant"...........................11
    1.50 "Retirement Date"...............................11
    1.51 "Super Top Heavy Plan"..........................11
    1.52 "Terminated Participant"........................11
    1.53 "Top Heavy Plan"................................11
    1.54 "Top Heavy Plan Year"...........................11
    1.55 "Top Paid Group"................................12
    1.56 "Total and Permanent Disability"................12
    1.57 "Trustee".......................................12
    1.58 "Trust Fund" or "Trust".........................12
    1.59 "Vested"........................................12
    1.60 "Voluntary Contribution Account"................12
    1.61 "Year of Service"...............................13

2.  TOP HEAVY AND ADMINISTRATION.........................13
    2.1  Top Heavy Plan Requirements.....................13
    2.2  Determination of Top Heavy Status...............13
    2.3  Powers and Responsibilities of the Employer.....16
    2.4  Designation of Administrative Authority.........16
    2.5. Allocation and Delegation of Responsibilities...16
    2.6. Powers and Duties of the Administrator..........17
    2.7  Records and Reports.............................18
    2.8  Appointment of Advisers.........................18
    2.9  Information From Employer.......................18
    2.10 Payment of Expenses.............................18
    2.11 Majority Actions................................18
    2.12 Claims Procedure................................18
    2.13 Claims Review Procedure.........................18

3.  ELIGIBILITY..........................................19
    3.1  Conditions of Eligibility.......................19
    3.2  Application for Participation...................19
    3.3  Effective Date of Participation.................20
    3.4  Determination of Eligibility....................20
    3.5  Termination of Eligibility......................20
    3.6  Omission of Eligible Employee...................20
    3.7  Inclusion of Ineligible Employee................20
    3.8  Election Not to Participate.....................20

4.  CONTRIBUTION AND ALLOCATION..........................21
    4.1  Formula For Determining Employer's Contribution.21

Section                                                Page


    4.2  Participant's Salary Reduction Election.........21
    4.3  Time of Payment of Employer's Contribution......24
    4.4  Allocation of Contribution and Earnings.........24
    4.5  Actual Deferral Percentage Tests................27
    4.6  Adjustment to Actual Deferral Percentage Tests..29
    4.7  Actual Contribution Percentage Tests............30
    4.8  Adjustment To Actual Contribution Percentage Tests32
    4.9  Maximum Annual Additions........................34
    4.10 Adjustment For Excessive Annual Additions.......36
    4.11 Transfers From Qualified Plans..................37
    4.12 Directed Investment Account.....................39
    4.13 Qualified Voluntary Employee Contributions......39
    4.14 USERRA..........................................39

5.  VALUATIONS...........................................40
    5.1  Valuation Of The Trust Fund.....................40
    5.2  Method Of Valuation.............................40

6.  DETERMINATION AND DISTRIBUTION OF BENEFITS...........40
    6.1  Determination Of Benefits Upon Retirement.......40
    6.2  Determination Of Benefits Upon Death............40
    6.3  Determination of Benefits on Disability.........41
    6.4  Determination Of Benefits Upon Termination......41
    6.5  Distribution Of Benefits........................46
    6.6  Distribution Of Benefits Upon Death.............48
    6.7  Time Of Segregation Or Distribution.............50
    6.8  Distribution For Minor Beneficiary..............50
    6.9  Location Of Participant Or Beneficiary Unknown..50
    6.10 Advance Distribution For Hardship...............50
    6.11 Qualified Domestic Relations Order Distribution.51

7.  PLAN LOANS...........................................52
    7.1  Participant Loans...............................52
    7.2  Direct Rollovers................................53

8.  AMENDMENT, TERMINATION AND MERGERS...................54
    8.1  Amendment.......................................54
    8.2  Termination.....................................54
    8.3  Merger Or Consolidation.........................54

9.  MISCELLANEOUS........................................55
    9.1  Rights..........................................55
    9.2  Alienation......................................55
    9.3  Construction of Plan............................56
    9.4  Gender and Number...............................56

Section                                                Page

    9.5  Legal Action....................................56
    9.6  Prohibition Against Diversion of Funds..........56
    9.7  Bonding.........................................56
    9.8  Employer's And Trustee's Protective Clause......56
    9.9  Insurer's Protective Clause.....................57
    9.10 Receipt And Release For Payments................57
    9.11 Action By The Employer..........................57
    9.12 Named Fiduciaries And Allocation Of
         Responsibility..................................57
    9.13 Headings........................................57
    9.14 Approval By Internal Revenue Service............58
    9.15 Uniformity......................................58
    9.16 Effective Date..................................58

EXHIBIT 10.1.5
                  PACIFIC CAPITAL BANCORP


                   AMENDED AND RESTATED

          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST


                      January 1, 1998

                  PACIFIC CAPITAL BANCORP


                   AMENDED AND RESTATED
          EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST



     THIS AMENDED AND RESTATED EMPLOYEE STOCK OWNERSHIP PLAN AND
TRUST is made and entered into, effective on the date set forth below, by and among SANTA BARBARA BANK & TRUST, a California corporation, as Employer for periods prior to January 1, 1999 (with respect to such periods, the "Employer"); PACIFIC CAPITAL BANCORP, a California corporation formerly known as "Santa Barbara Bancorp," as Employer for periods on and after January 1, 1999 (with respect to such periods, the "Employer"); and SANTA BARBARA BANK & TRUST, a California corporation, as Trustee (herein referred to as the "Trustee"), with reference to the following facts:

     RECITALS:

     A. The Employer owns all the outstanding shares of the capital stock of Santa Barbara Bank & Trust, a California corporation (the "Bank").

     B. Effective January 1, 1985, the Bank established an Employee Stock Ownership Plan and Trust known as Santa Barbara Bank & Trust Employee Stock Ownership Plan and Trust (the "Plan") to recognize the contributions made to the Bank's successful operation by its employees and for the exclusive benefit of its eligible employees.

     C. Effective January 1, 1989, the Bank amended and restated the Plan to reflect certain changes in the law and in the operation of the Plan.

     D. Since the date of that most recent amendment and restatement, (i) there have been certain changes in the laws applicable to the Plan, (ii) the Employer has adopted certain amendments to the Plan to reflect changes in the operation of the Plan, and (iii) the Employer has acquired certain wholly owned subsidiaries.

     E. The Employer desires to adopt this Amended and Restated Plan document in order to incorporate all prior amendments to the Plan, to reflect the current provisions of law applicable to the Plan, and to reward and provide incentives for all employees of Employer and each of its Affiliated Employers.

     AGREEMENT:

     NOW, THEREFORE, the Employer and the Trustee, in accordance with the provisions of the Plan pertaining to amendments thereof, hereby amend and restate the Plan in its entirety to provide as follows:

1.   DEFINITIONS

     1.1 "Act" or "ERISA" means the Employee Retirement Income Security Act of 1974, as it may be amended from time to time.


                    H:\WP\MEP\SBBT\ESOP\p&t-restate-RV1.wpd

     1.2 "Administrator" means the person or entity designated by the Employer pursuant to Section 2.4 to administer the Plan on behalf of the Employer.

     1.3 "Affiliated Employer" means any corporation which is a member of a controlled group of corporations (as defined in Code Section 414(b)) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Code Section 414(c)) with the Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to Regulations under Code Section 414(o).

     1.4 "Aggregate Account" means, with respect to each Participant, the value of all accounts maintained on behalf of a Participant, whether attributable to Employer or Employee contributions, subject to the provisions of Section 2.2, below.

     1.5 "Anniversary Date" means last day of each calendar quarter in the Plan Year.

     1.6 "Beneficiary" means each person to whom a share of a deceased Participant's total account is payable, subject to the restrictions of Sections
7.2 and 7.5, below.

     1.7 "Code" means the Internal Revenue Code of 1986, as amended or replaced from time to time.

     1.8 "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the controlled group of corporations of which the Employer is a member) which is readily tradeable on an established securities market. If there is no common stock which meets the foregoing requirement, the term "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the same controlled group) having a combination of voting power and dividend rights equal to or in excess of (a) that class of common stock of the Employer (or of any other such corporation) having the greatest voting power, and (b) that class of common stock of the Employer (or of any other such corporation) having the greatest dividend rights. Noncallable preferred stock shall be deemed to be "Company Stock" if such stock is convertible at any time into stock which constitutes "Company Stock" hereunder and if such conversion is at a conversion price which (as of the date of the acquisition by the Trust) is reasonable. For purposes of the preceding sentence, pursuant to Regulations, preferred stock shall be treated as noncallable if after the call there will be a reasonable opportunity for a conversion which meets the requirements of the preceding sentence.

     1.9 "Company Stock Account" means the account of a Participant which is credited with the shares of Company Stock purchased and paid for by the Trust Fund or contributed to the Trust Fund.

     1.10 "Compensation" with respect to any Participant means such Participant's wages as defined in Code Section 3401(a) and all other payments of compensation by the Employer (in the course of the Employer's trade or business) for a Plan Year for which the Employer is required to furnish the Participant a written statement under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)).

            1.10.1 Adjustments. For purposes of this Section, the determination of Compensation shall be made by (a) including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includable in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h), 403(b) or 457, and Employee contributions described in Code
Section 414(h)(2) that are treated as Employer contributions, and (b) excluding taxable income arising by reason of the Participant's exercise of any option to purchase the capital stock of the Employer or any Affiliated Employer.

            1.10.2 Initial Year. For a Participant's initial year of participation, Compensation shall be recognized as of such Employee's effective date of participation pursuant to Section 3.3.

            1.10.3 Limit on Amount. For the Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under this Plan shall not exceed the One Hundred Fifty Thousand Dollars ($150,000), as adjusted by the Internal Revenue Service for cost of living increases in accordance with Code Section 401(a)(17)(B).

               A. The cost of living adjustment in effect for a calendar year applies to any period which begins in that calendar year, does not exceed twelve months, and for which Compensation is required to be determined (the "determination period"). If a determination period consists of fewer than twelve
(12) months, then the annual compensation limit for such period shall be $150,000 (or such greater amount determined in accordance with Code Section 401(a)(17)(B)), multiplied by a fraction, the numerator of which is the number of months in such determination period, and the denominator of which is twelve
(12). For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Code Section 401(a)(17) shall mean such $150,000 limit (has adjusted pursuant to Code Section 401(a)(17)(B)) set forth in this Section 1.10.4.

               B. If an Employee's benefits accruing in any Plan Year are determined by reference to the Employee's Compensation for any determination period commencing prior to such Plan Year, then the Compensation for such prior determination period shall be subject to the $150,000 limit (as adjusted pursuant to Code Section 401(a)(17)(B)) in effect for that prior determination period. For any such determination period beginning prior to the first day of the first Plan Year beginning on or after January 1, 1994, the annual compensation limit under this Section 1.10.3 shall be $150,000.

            1.10.4 Prior Definition. If, in connection with the adoption of this amendment and restatement, the definition of Compensation has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, Compensation means compensa tion determined pursuant to the Plan then in effect.

     1.11 "Contract" or "Policy" means any life insurance policy, retirement income or annuity policy, or annuity contract (group or individual) issued pursuant to the terms of the Plan.

     1.12 "Current Obligations" means Trust obligations arising from extension of credit to the Trust and payable in cash within one (1) year from the date an Employer contribution is due.

     1.13 "Early Retirement Date" means the first day of the month (prior to the Normal Retirement Date) coinciding with or following the date on which a Participant or Former Participant attains age 55 and has completed at least 20 Years of Service with the Employer (Early Retirement Age). A Participant shall become fully Vested upon satisfying this requirement if still employed at his Early Retirement Age. A Former Participant who terminates employment after satisfying the service requirement for Early Retirement and who thereafter reaches the age requirement contained herein shall be entitled to receive his benefits under this Plan.

     1.14 "Eligible Employee" means any Employee. Employees of Affiliated Employers shall not be eligible to participate in this Plan unless such Affiliated Employers have specifically adopted this Plan in writing.

     1.15 "Employee" means any person who is employed by the Employer or an Affiliated Employer, but excludes any person who is an independent contractor. Employee shall include Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and such Leased Employees do not constitute more than 20% of the recipient's non-highly compensated work force.

     1.16 "Employer" means PACIFIC CAPITAL BANCORP, a California corporation, and any predecessor and successor organization which has or in the future shall maintain this Plan.

     1.17 "ESOP" means an employee stock ownership plan that meets the requirements of Code Section 4975(e)(7) and Regulation 54.4975-11.

     1.18 "Exempt Loan" means a loan made to the Plan by a disqualified person or a loan to the Plan which is guaranteed by a disqualified person and which satisfies the requirements of Section 2550.408b- 3 of the Department of Labor Regulations, Section 54.4975-7(b) of the Treasury Regulations and Section 5.4 hereof.

     1.19 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets, (b) renders investment advice for a fee or other compensation, direct or indirect, with respect to any monies or other property of the Plan or has any authority or responsibility to do so, or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan, including, but not limited to, the Trustee, the Employer and its representative body, and the Administrator.

     1.20 "Fiscal Year" means the Employer's accounting year of 12 months commencing on January 1st of each year and ending the following December 31st.

     1.21 "Forfeiture" means that portion of a Participant's Account that is not Vested, and occurs on the earlier of (a) the distribution of the entire Vested portion of a Terminated Participant's Account, or (b) the last day of the Plan Year in which the Participant incurs five (5) consecutive 1-Year Breaks in Service. For purposes of clause (a), above, in the case of a Terminated Participant whose Vested benefit is zero, such Terminated Participant shall be deemed to have received a distribution of his Vested benefit upon his termination of employment. Restoration of such amounts shall occur pursuant to
Section 7.4.7.B, below. In addition, the term Forfeiture shall also include amounts deemed to be Forfeitures pursuant to any other provision of this Plan.

     1.22 "Former Participant" means a person who has been a Participant, but who has ceased to be a Participant for any reason.

     1.23 "415 Compensation" with respect to any Participant means such Participant's wages as defined in Code Section 3401(a) and all other payments of compensation by the Employer (in the course of the Employer's trade or business) for a Plan Year for which the Employer is required to furnish the Participant a written statement under Code Sections 6041(d), 6051(a)(3) and 6052, and effective with Plan Years beginning on or after January 1, 1998, shall include
(a) all "elective deferrals"(as defined in Code Section 402(g)(3), and (b) any amount which is contributed or deferred at the election of the Employee and is not includable in the gross income of the Employee by reason of Code Section 125 or 457. "415 Compensation" must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)). If, in connection with the adoption of this amendment and restatement, the definition of "415 Compensation" has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, "415 Compensation" means compensation determined pursuant to the Plan then in effect.

     1.24 "Highly Compensated Employee" means an Employee who either (a) during the current Plan Year or the immediately preceding Plan Year, was a "five percent owner" (as defined in Section 1.28.1C, below), or (b) for the preceding year, either (i) received 415 Compensation from the Employer in excess of Eighty Thousand Dollars ($80,000.00) (as such amount is adjusted from time-to-time pursuant to Code Section 414(g)(1), or (ii) in accordance with an election by the Employer to apply this clause (b)(ii) of this Section 1.24 for any Plan Year, was in the "Top Paid Group" of Employees for such preceding year. For Plan Years beginning after December 31, 1996, and prior to January 1, 1998, the determination of "415 Compensation" under this Section 1.25 shall be made by including amounts that otherwise would be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(e)(3), 402(h)(1)(B) and, in the case of Employer contributions made pursuant to a salary reduction agreement, by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code
Section 403(b).

     1.25 "Highly Compensated Participant" means any Highly Compensated Employee who is eligible to participate in the Plan.

     1.26 "Hour of Service" means (a) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties during the applicable computation period; (b) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) during the applicable computation period; (c) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages. These hours will be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made. The same Hours of Service shall not be credited both under (a) or (b), as the case may be, and under (c).

            1.26.1 Limitations. Notwithstanding the above, (a) no more than 501 Hours of Service are required to be credited to an Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (b) an hour for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's compensation, or unemployment compensation or disability insurance laws; and (c) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee.

            1.26.2 Payments. For purposes of this Section, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly, or indirectly through, among others, a trust fund, or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

            1.26.3 Crediting Hours. An Hour of Service must be credited for the purpose of determining a Year of Service, a year of participation for purposes of accrued benefits, a 1-Year Break in Service, and employment commencement date (or reemployment commencement date). In addition, Hours of Service will be credited for employment with other Affiliated Employers. The provisions of Department of Labor regulations 2530.200b-2(b) and (c) are incorporated herein by reference.

     1.27 "Investment Manager" means an entity that (a) has the power to manage, acquire, or dispose of Plan assets and (b) acknowledges fiduciary responsibility to the Plan in writing. Such entity must be a person, firm, or corporation registered as an investment adviser under the Investment Advisers Act of 1940, a bank, or an insurance company.

     1.28 "Key Employee" means an Employee as defined in Code Section 416(i) and the Regulations thereunder.

            1.28.1 General. Generally, any Employee or former Employee (as well as each of his Beneficiaries) is considered a Key Employee if he, at any time during the Plan Year that contains the "Determination Date" or any of the preceding four (4) Plan Years, has been included in one of the following categories:

               A. An officer of the Employer (as that term is defined within the meaning of the Regulations under Code Section 416) having annual "415 Compensation" greater than 50 percent of the amount in effect under Code Section 415(b)(1)(A) for any such Plan Year.

               B. One of the ten employees having annual "415 Compensation" from the Employer for a Plan Year greater than the dollar limitation in effect under Code Section 415(c)(1)(A) for the calendar year in which such Plan Year ends and owning (or considered as owning within the meaning of Code Section 318) both more than one-half percent interest and the largest interests in the Employer.

               C. A "five percent owner" of the Employer. "Five percent owner" means any person who owns (or is considered as owning within the meaning of Code
Section 318) more than five percent (5%) of the outstanding stock of the Employer or stock possessing more than five percent (5%) of the total combined voting power of ail stock of the Employer or, in the case of an unincorporated business, any person who owns more than five percent (5%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
(m) and (o) shall be treated as separate employers.

               D. A "one percent owner" of the Employer having an annual "415 Compensation" from the Employer of more than $150,000. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code
Section 318) more than one percent (1%) of the outstanding stock of the Employer or stock possessing more than one percent (1%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than one percent (1%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
(m) and (o) shall be treated as separate employers. However, in determining whether an individual has "415 Compensation" of more than $150,000, "415 Compensation" from each employer required to be aggregated under Code Sections 414(b), (c), (m) and (o) shall be taken into account.

            1.28.2 Compensation. For purposes of this Section, the determination of "415 Compensation" shall be made by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(e)(3), 402(h)(1)(B) and, in the case of Employer contributions made pursuant to a salary reduction agreement, by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Section 403(b).

     1.29 "Late Retirement Date" means the first day of the month coinciding with or next following a Participant's actual Retirement Date after having reached his Normal Retirement Date.

     1.30 "Leased Employee" means any person (other than an Employee of the recipient) who pursuant to an agreement between the recipient and any other person ("leasing organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are performed under primary direction or control by the recipient. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient employer shall be treated as provided by the recipient employer. A Leased Employee shall not be considered an Employee of the recipient if both of the following requirements are satisfied:

            1.30.1 Money Purchase Pension Plan. Such employee is covered by a money purchase pension plan providing (a) non-integrated employer contribution rate of at least 10% of compensation, as defined in Code Section 415(c)(3), but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Sections 125, 402(e)(3), 402(h) or 403(b); (b) immediate participation; and (c) full and immediate vesting.

            1.30.2 20% Limit. Leased Employees do not constitute more than 20% of the recipient's non-highly compensated work force.

     1.31 "Non-Highly Compensated Participant" means any Participant who is not a Highly Compensated Employee.

     1.32 "Non-Key Employee" means any Employee or former Employee (and the Beneficiaries of such person) who is not a Key Employee.

     1.33 "Normal Retirement Age" means the Participant's 65th birthday. A Participant shall become fully Vested in his Participant's Account upon attaining his Normal Retirement Age.

     1.34 "Normal Retirement Date" means the first day of the month coinciding with or next following the Participant's Normal Retirement Age.

     1.35 "1-Year Break in Service" means the applicable computation period during which an Employee has not completed more than 500 Hours of Service with the Employer. Further, solely for the purpose of determining whether a Participant has incurred a 1-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity and paternity leaves of absence." Years of Service and 1-Year Breaks in Service shall be measured on the same computation period.

            1.35.1 Authorized Leaves. "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established nondiscriminatory policy, whether occasioned by illness, military service, or any other reason.

            1.35.2 Maternity, Etc. A "maternity or paternity leave of absence" means, for Plan Years beginning after December 31, 1984, an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement. For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins, only if credit therefore is necessary to prevent the Employee from incurring a 1-Year Break in Service, or, in any other case, in the immediately following computation period. The Hours of Service credited for a "maternity or paternity leave of absence" shall be those which would normally have been credited but for such absence, or, in any case in which the Administrator is unable to determine such hours normally credited, eight (8) Hours of Service per day. The total Hours of Service required to be credited for a "maternity or paternity leave of absence" shall not exceed 501.

     1.36 "Other Investments Account" means the account of a Participant which is credited with the Participant's share of the net gain (or loss) of the Plan, Forfeitures and Employer contributions in other than Company Stock and which is debited with payments made to pay for Company Stock.

     1.37 "Participant" means any Eligible Employee who participates in the Plan as provided in Sections 3.2 and 3.3, below, and has not for any reason become ineligible to participate further in the Plan.

     1.38 "Participant's Account" means the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan and Trust resulting from the Employer's contributions.

     1.39 "Plan" means this PACIFIC CAPITAL BANCORP Employee Stock Ownership Plan and Trust. For periods prior to January 1, 1999, this Plan shall be known as the "SANTA BARBARA BANK & TRUST Employee Stock Ownership Plan and Trust."

     1.40 "Plan Year" means the Plan's accounting year of twelve (12) months commencing on January 1st of each year and ending the following December 31st.

     1.41 "Regulation" means the Income Tax Regulations as promulgated by the Secretary of the Treasury or his delegate, and as amended from time to time.

     1.42 "Retired Participant" means a person who has been a Participant, but who has become entitled to retirement benefits under the Plan.

     1.43 "Retirement Date" means the date as of which a Participant retires for reasons other than Total and Permanent Disability, whether such retirement occurs on a Participant's Normal Retirement Date, Early or Late Retirement Date.

     1.44 "Super Top Heavy Plan" means a plan described in Section 2.2.2.

     1.45 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death, Total and Permanent Disability or retirement.

     1.46 "Top Heavy Plan" means a plan described in Section 2.2.1.

     1.47 "Top Heavy Plan Year" means a Plan Year during which the Plan is a Top Heavy Plan.

     1.48 "Top Paid Group" means the top 20 percent of Employees who performed services for the Employer during the applicable year, ranked according to the amount of "415 Compensation" received from the Employer during such year.

            1.48.1 Affiliated Employers. All Affiliated Employers shall be taken into account as a single employer, and Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer.

            1.48.2 Non-Residents, Etc. Employees who are non-resident aliens and who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer constituting United States source income within the meaning of Code Section 861(a)(3) shall not be treated as Employ ees.

            1.48.3 Exclusions. Additionally, for the purpose of determining the number of active Employees in any year, the following additional Employees shall also be excluded (however, such Employees shall still be considered for the purpose of identifying the particular Employees in the Top Paid Group):

               A.  Employees with less than six (6) months of service;

               B. Employees who normally work less than 17 1/2 hours per week;

               C. Employees who normally work less than six (6) months during a year;

               D.  Employees who have not yet attained age 21; and

               E. If ninety percent (90%) or more of the Employees of the Employer are covered under agreements the Secretary of Labor finds to be collective bargaining agreements between Employee representatives and the Employer, and the Plan covers only Employees who are not covered under such agreements, then Employees covered by such agreements shall be excluded from both the total number of active Employees as well as from the identification of particular Employees in the Top Paid Group.

The foregoing exclusions set forth in this Section 1.48.3 shall be applied on a uniform and consistent basis for all purposes for which the Code Section 414(q) definition is applicable.

     1.49 "Total and Permanent Disability" means a physical or mental condition of a Participant resulting from bodily injury, disease, or mental disorder which renders him incapable of continu ing any gainful occupation and which condition constitutes total disability under the federal Social Security Acts.

     1.50 "Trustee" means the person or entity named as trustee herein or in any separate trust forming a part of this Plan, and any successors.

     1.51 "Trust Fund" means the assets of the Plan and Trust as the same shall exist from time to time.

     1.52 "Unallocated Company Stock Suspense Account" means an account containing Company Stock acquired with the proceeds of an Exempt Loan and which has not been released from such account and allocated to the Participants' Company Stock Accounts.

     1.53 "Vested" means the nonforfeitable portion of any account maintained on behalf of a Participant.

     1.54 "Year of Service" means the computation period of twelve (12) consecutive months, herein set forth, during which an Employee has at least 1,000 Hours of Service.

            1.54.1 Eligibility. For purposes of eligibility for participation, the initial computation period shall begin with the date on which the Employee first performs an Hour of Service. The participation computation period beginning after a 1-Year Break in Service shall be measured from the date on which an Employee again performs an Hour of Service. The participation computation period shall shift to the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service. An Employee who is credited with the required Hours of Service in both the initial computation period (or the computation period beginning after a 1-Year Break in Service) and the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service, shall be credited with two (2) Years of Service for purposes of eligibility to participate.

            1.54.2 Vesting. For vesting purposes, the computation period shall be the Plan Year, including periods prior to the Effective Date of the Plan.

            1.54.3 Other. For all other purposes, the computation period shall be the Plan Year.

            1.54.4 Short Plan Year. Notwithstanding the foregoing, for any short Plan Year, the determination of whether an Employee has completed a Year of Service shall be made in accordance with Department of Labor regulation 2530.203-2(c). However, in determining whether an Employee has completed a Year of Service for benefit accrual purposes in the short Plan Year, the number of the Hours of Service required shall be proportionately reduced based on the number of full months in the short Plan Year.

            1.54.5 Prior Service. There shall be recognized as "Years of Service" under this Plan all Years of Service by the Employee with any entity acquired by the Employer or an Affiliated Employer if the terms and conditions of such acquisition expressly require that such prior Years of Service be credited as such under this Plan. For purposes of this Section 1.54.5, an entity shall be deemed to be "acquired by the Employer or any Affiliate" if (a) that entity is merged with or into the Employer or any

Affiliate, or (b) the Employer or Affiliate purchases or otherwise acquires at least eighty percent (80%) of the outstanding voting equity interests in such entity, or (c) the Employer or Affiliated Employer acquires all or substantially all the assets of such entity.

            1.54.6 Service With Affiliates. Years of Service with any Affiliated Employer shall be recognized.

2.   TOP HEAVY AND ADMINISTRATION

     2.1 Top Heavy Plan Requirements. For any Top Heavy Plan Year, the Plan shall provide the special vesting requirements of Code Section 416(b) pursuant to Section 7.4 of this Plan and the special minimum allocation requirements of Code Section 416(c) pursuant to Section 4.3 of the Plan.

     2.2    Determination Of Top Heavy Status.

            2.2.1 Top Heavy. This Plan shall be a Top Heavy Plan for any Plan Year in which, as of the Determination Date, (a) the Present Value of Accrued Benefits of Key Employees and (b) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds sixty percent (60%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

               A. If any Participant is a Non-Key Employee for any Plan Year, but such Participant was a Key Employee for any prior Plan Year, such Participant's Present Value of Accrued Benefit and/or Aggregate Account balance shall not be taken into account for purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan (or whether any Aggregation Group which includes this Plan is a Top Heavy Group).

               B. In addition, if a Participant or Former Participant has not performed any services for any Employer maintaining the Plan at any time during the five year period ending on the Determination Date, any accrued benefit for such Participant or Former Participant shall not be taken into account for the purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan.

            2.2.2 Super Top Heavy. This Plan shall be a Super Top Heavy Plan for any Plan Year in which, as of the Determination Date, (a) the Present Value of Accrued Benefits of Key Employees and (b) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds ninety percent (90%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

            2.2.3 Aggregate Account. A Participant's Aggregate Account as of the Determination Date is the sum of:

               A. The Participant's Account balance as of the most recent valuation occurring within a twelve (12) month period ending on the Determination Date;

               B. An adjustment for any contributions due as of the Determination Date. Such adjustment shall be the amount of any contributions actually made after the valuation date but due on or before the Determination Date, except for the first Plan Year when such adjustment shall also reflect the amount of any contributions made after the Determination Date that are allocated as of a date in that first Plan Year.

               C. Any Plan distributions made within the Plan Year that includes the
Determination Date or within the four (4) preceding Plan Years. However, in the case of distributions made after the valuation date and prior to the Determination Date, such distributions are not included as distributions for top heavy purposes to the extent that such distributions are already included in the Participant's Aggregate Account balance as of the valuation date. Notwithstanding anything herein to the contrary, all distributions, including distributions made prior to January 1, 1984, and distributions under a terminated plan which if it had not been terminated would have been required to be included in an Aggregation Group, will be counted. Further, distributions from the Plan (including the cash value of life insurance policies) of a Participant's account balance because of death shall be treated as a distribution for the purposes of this Section.

               D. Any Employee contributions, whether voluntary or mandatory. However, amounts attributable to tax deductible qualified voluntary employee contributions shall not be considered to be a part of the Participant's Aggregate Account balance.

               E. With respect to unrelated rollovers and plan-to-plan transfers (ones which are both initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another employer), if this Plan provides the rollovers or plan-to-plan transfers, it shall always consider such rollovers or plan-to-plan transfers as a distribution for the purposes of this Section. If this Plan is the plan accepting such rollovers or plan-to-plan transfers, it shall not consider such rollovers or plan-to-plan transfers as part of the Participant's Aggregate Account balance.

               F. With respect to related rollovers and plan-to-plan transfers (ones either not initiated by the Employee or made to a plan maintained by the same employer), if this Plan provides the rollover or plan-to-plan transfer, it shall not be counted as a distribution for purposes of this Section. If this Plan is the plan accepting such rollover or plan-to-plan transfer, it shall consider such rollover or plan-to- plan transfer as part of the Participant's Aggregate Account balance, irrespective of the date on which such rollover or plan-to-plan transfer is accepted.

               G. For the purposes of determining whether two employers are to be treated as the same employer in Paragraphs E and F, above, all employers aggregated under Code Section 414(b), (c), (m) and (o) are treated as the same employer.

            2.2.4 Aggregation GroFor purposes of this Plan, the term "Aggregation Group" means either a Required Aggregation Group or a Permissive Aggregation Group as hereinafter determined.

               A. In determining a Required Aggregation Group hereunder, each plan of the Employer in which a Key Employee is a participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan in which a Key Employee participates to meet the requirements of Code Sections 401(a)(4) or 410, will be required to be aggregated. Such group shall be known as a Required Aggregation Group. In the case of a Required

Aggregation Group, each plan in the group will be considered a Top Heavy Plan if the Required Aggregation Group is a Top Heavy Group. No plan in the Required Aggregation Group will be considered a Top Heavy Plan if the Required Aggregation Group is not a Top Heavy Group.

               B. The Employer may also include any other plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code Sections 401(a)(4) and 410. Such group shall be known as a Permissive Aggregation Group. In the case of a Permissive Aggregation Group, only a plan that is part of the Required Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is a Top Heavy Group. No plan in the Permissive Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is not a Top Heavy Group.

               C. Only those plans of the Employer in which the Determination Dates fall within the same calendar year shall be aggregated in order to determine whether such plans are Top Heavy Plans.

               D. An Aggregation Group shall include any terminated plan of the Employer if it was maintained within the last five (5) years ending on the Determination Date.

               E. "Determination Date" means (i) the last day of the preceding Plan Year, or (ii) in the case of the first Plan Year, the last day of such Plan Year.

               F. Present Value of Accrued Benefit: In the case of a defined benefit plan, the Present Value of Accrued Benefit for a Participant other than a Key Employee, shall be as determined using the single accrual method used for all plans of the Employer and Affiliated Employers, or if no such single method exists, using a method which results in benefits accruing not more rapidly than the slowest accrual rate permitted under Code Section 411(b)(1)(C). The determination of the Present Value of Accrued Benefit shall be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the Determination Date except as provided in Code Section 416 and the Regulations thereunder for the first and second plan years of a defined benefit plan.

               G. "Top Heavy Group" means an Aggregation Group in which, as of the Determination Date, (i) the sum of (a) the Present Value of Accrued Benefits of Key Employees under all defined benefit plans included in the group, and (b) the Aggregate Accounts of Key Employees under all defined contribution plans included in the group, exceeds (ii) sixty percent (60%) of a similar sum determined for all Participants.

     2.3    Powers and Responsibilities of the Employer.

            2.3.1 Appoint and Remove. The Employer shall be empowered to appoint and remove the Trustee and the Administrator from time to time as the Employer deems necessary for the proper administration of the Plan to assure that the Plan is being operated for the exclusive benefit of the Participants and their Beneficiaries in accordance with the terms of the Plan, the Code, and the Act.

            2.3.2 Funding Policy and Method. The Employer shall establish a "funding policy and method", i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need, or shall appoint a qualified person to do so. The Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy.
                            13

The communication of such a "funding policy and method" shall not, however, constitute a directive to the Trustee as to investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.

            2.3.3 Review. The Employer shall periodically review the performance of any Fiduciary or other person to whom duties have been delegated or allocated by it under the provisions of this Plan or pursuant to procedures established hereunder. This requirement may be satisfied by formal periodic review by the Employer or by a qualified person specifically designated by the Employer, through day-today conduct and evaluation, or through other appropriate ways.

            2.3.4 Notices.The Employer will furnish Plan Fiduciaries and Participants with notices and information statements when voting rights must be exercised pursuant to Section 8.4.

     2.4 Administrator. The Employer shall appoint one or more Administrators. Any person, including, but not limited to, the Employees of the Employer, shall be eligible to serve as an Administrator. Any person so appointed shall signify his acceptance by filing written acceptance with the Employer. An Administrator may resign by delivering his written resignation to the Employer or be removed by the Employer by delivery of written notice of removal, to take effect at a date specified therein, or upon delivery to the Administrator if no date is specified. The Employer, upon the resignation or removal of an Adminis trator, shall promptly designate in writing a successor to this position. If the Employer does not appoint an Administrator, the Employer will function as the Administrator.

     2.5 Allocation and Delegation of Responsibilities. If more than one person is appointed as Administrator, then the responsibilities of each Administrator may be specified by the Employer and accepted in writing by each Administrator. In the event that no such delegation is made by the Employer, the Administrators may allocate the responsibilities among themselves, in which event the Administrators shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each Administrator. The Trustee thereafter shall accept and rely upon any documents executed by the appropriate Administrator until such time as the Employer or the Administrators file with the Trustee a written revocation of such designation.

     2.6 Powers and Duties of the Administrator. The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan.

            2.6.1 General. The Administrator shall administer the Plan in accordance with its terms and shall have the power and discretion to construe the terms of the Plan and to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of the Plan; provided, however, that any procedure, discretionary act, interpretation or construction shall be done in a nondiscriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code
Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

            2.6.2 Duties. The Administrator shall be charged with the duties of the general administration of the Plan, including, but not limited to, the following:

               A. The discretion to determine all questions relating to the eligibility of Employees to participate or remain a Participant hereunder and to receive benefits under the Plan;

               B. To compute, certify, and direct the Trustee with respect to the amount and the kind of benefits to which any Participant shall be entitled hereunder;

               C. To authorize and direct the Trustee with respect to all nondiscretionary or otherwise directed disbursements from the Trust;

               D. To maintain all necessary records for the administration of the Plan;

               E. To interpret the provisions of the Plan and to make and publish such rules for regulation of the Plan as are consistent with the terms hereof;

               F. To determine the size and type of any Contract to be purchased from any insurer, and to designate the insurer from which such Contract shall be purchased;

               G. To compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Plan;

               H. To consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order that the Trustee can exercise any investment discretion in a manner designed to accomplish specific objectives;

               I. To establish and communicate to Participants a procedure for allowing each Participant to direct the Trustee as to the distribution of his Company Stock Account pursuant to Section 4.6, below;

               J. To establish and communicate to Participants a procedure and method to insure that each Participant will vote Company Stock allocated to such Participant's Company Stock Account pursuant to Section 8.4, below.

               K. To enter into a written agreement with regard to the payment of federal estate tax pursuant to Code Section 2210(b); and

               L. To assist any Participant regarding his rights, benefits, or elections available under the Plan.

     2.7 Records and Reports. The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, and other data that may be necessary for proper administration of the Plan and shall be responsible for supplying all information and reports to the Internal Revenue Service, Department of Labor, Participants, Beneficiaries and others as required by law.

     2.8 Appointment of Advisers. The Administrator, or the Trustee with the consent of the Administrator, may appoint counsel, specialists, advisers, and other persons as the Administrator or the Trustee deems necessary or desirable in connection with the administration of this Plan.

     2.9 Information From Employer. To enable the Administrator to perform its functions, the Employer shall supply full and timely information to the Administrator on all matters relating to the

Compensation of all Participants, their Hours of Service, their Years of Service, their retirement, death, disability, or termination of employment, and such other pertinent facts as the Administrator may require; and the Administrator shall advise the Trustee of such of the foregoing facts as may be pertinent to the Trustee's duties under the Plan. The Administrator may rely upon such information as is supplied by the Employer and shall have no duty or responsibility to verify such information.

     2.10 Payment of Expenses. All expenses of administration may be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, including, but not limited to, fees of accountants, counsel, and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund. However, the Employer may reimburse the Trust Fund for any administration expense incurred.

     2.11 Majority Actions. Except where there has been an allocation and delegation of administrative authority pursuant to Section 2.5, above, if there shall be more than one Administrator, they shall act by a majority of their number, but may authorize one or more of them to sign all papers on their behalf.

     2.12 Claims Procedure. Claims for benefits under the Plan may be filed with the Administrator on forms supplied by the Employer. Written notice of the disposition of a claim shall be furnished to the claimant within 90 days after the application is filed. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

     2.13 Claims Review Procedure. Any Employee, former Employee, or Beneficiary of either, who has been denied a benefit by a decision of the Administrator pursuant to Section 2.12, above, shall be entitled to request the Administrator to give further consideration to his claim by filing with the Administrator (on a form which may be obtained from the Administrator) a request for a hearing. Such request, together with a written statement of the reasons why the claimant believes his claim should be al lowed, shall be filed with the Administrator no later than 60 days after receipt of the written notification provided for in
Section 2.12, above.

            2.13.1 Hearing. The Administrator shall then conduct a hearing within the next 60 days, at which the claimant may be represented by an attorney or any other representative of his choosing and at which the claimant shall have an opportunity to submit written and oral evidence and arguments in support of his claim. At the hearing (or prior thereto upon five (5) business days' written notice to the Administrator) the claimant or his representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. Either the claimant or the Administrator may cause a court reporter to attend the hearing and record the proceedings. In such event, a complete written transcript of the proceedings shall be furnished to both parties by the court reporter. The full expense of any such court reporter and such transcripts shall be borne by the party causing the court reporter to attend the hearing.

            2.13.2 Final Decision. A final decision as to the allowance of the claim shall be made by the Administrator within 60 days of receipt of the appeal (unless there has been an extension of 60 days due to special circumstances, provided the delay and the special circumstances occasioning it are communicated to the claimant within the 60 day period). Such communication shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based.

3.   ELIGIBILITY

     3.1 Conditions of Eligibility. Any Eligible Employee who has completed one
(1) Year of Service and has attained age 18 shall be eligible to participate hereunder as of the date he has satisfied such requirements. However, any Employee who was a Participant in the Plan prior to the effective date of this amendment and restatement shall continue to participate in the Plan. The Employer shall give each prospec tive Eligible Employee written notice of his eligibility to participate in the Plan prior to the close of the Plan Year in which he first becomes an Eligible Employee.

     3.2 Application for Participation. In order to become a Participant hereunder, each Eligible Employee shall make application to the Employer for participation in the Plan and agree to the terms hereof. Upon the acceptance' of any benefits under this Plan, such Employee shall automatically be deemed to have made application and shall be bound by the terms and conditions of the Plan and all amendments hereto.

     3.3 Effective Date of Participation. An Eligible Employee shall become a Participant effective as of the first day of the month coinciding with or next following the date on which such Employee met the eligibility requirements of
Section 3.1, above, provided said Employee was still employed as of such date (or if not employed on such date, as of the date of rehire if a 1-Year Break in Service has not occurred).

     3.4 Determination of Eligibility. The Administrator shall determine the eligibility of each Employee for participation in the Plan based upon information furnished by the Employer. Such determination shall be conclusive and binding upon all persons, as long as the same is made pursuant to the Plan and the Act. Such determination shall be subject to review per Section 2.13, above.

     3.5    Termination of Eligibility.

            3.5.1 Vesting and Trust Fund. In the event a Participant shall go from a classification of an Eligible Employee to an ineligible Employee, such Former Participant shall continue to vest in his interest in the Plan for each Year of Service completed while a noneligible Employee, until such time as his Participant's Account shall be forfeited or distributed pursuant to the terms of the Plan. Addition ally, his interest in the Plan shall continue to share in the earnings of the Trust Fund.

            3.5.2 Break in Service. In the event a Participant is no longer a member of an eligible class of Employees and becomes ineligible to participate but has not incurred a 1-Year Break in Service, such Employee will participate immediately upon returning to an eligible class of Employees. If such Participant incurs a 1-Year Break in Service, eligibility will be determined under the break in service rules of the Plan.

     3.6 Omission Of Eligible Employee. If, in any Plan Year, any Employee who should be included as a Participant in the Plan is erroneously omitted and discovery of such omission is not made until after a contribution by his Employer for the year has been made, the Employer shall make a subsequent contribution with respect to the omitted Employee in the amount which the said Employer would have contributed with respect to him had he not been omitted. Such contribution shall be made regardless of whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code.

     3.7 Inclusion of Ineligible Employee. If, in any Plan Year, any person who should not have been included as a Participant in the Plan is erroneously included and discovery of such incorrect inclusion is not made until after a contribution for the year has been made, the Employer shall not be entitled to recover the contribution made with respect to the ineligible person regardless of whether or not a deduction is allowable with respect to such contribution. In such event, the amount contributed with respect to the ineligible person shall constitute a Forfeiture for the Plan Year in which the discovery is made.

     3.8 Election Not to Participate. An Employee may, subject to the approval of the Employer, elect voluntarily not to participate in the Plan. The election not to participate must be communicated to the Employer, in writing, at least thirty (30) days before the beginning of a Plan Year.

4.   CONTRIBUTION AND ALLOCATION

     4.1    Formula For Determining Employer's Contribution.

            4.1.1 Discretionary Contributions. For each Plan Year, the Employer shall contribute to the Plan such amount, if any, as shall be determined in the discretion of the Employer.

            4.1.2 Limitation Per Deduction. Notwithstanding the foregoing, however, the Employer's contributions for any Plan Year shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section 404; provided, however, to the extent necessary to provide the top heavy minimum allocations, the Employer shall make a contribution even if it exceeds the amount which is deductible under Code Section 404.

            4.1.3 Form of Contribution. All contributions by the Employer shall be made in cash, Company Stock or in such property as is determined by the Employer and acceptable to the Trustee. Company Stock and other property will be valued at their then fair market value.

     4.2 Time of Payment of Employer's Contribution. The Employer shall pay to the Trustee its contribution to the Plan for each Plan Year within the time prescribed by law, including extensions of time, for the filing of the Employer's federal income tax return for the Fiscal Year.

     4.3 Allocation of Contribution, Forfeitures and Earnings. The Administrator shall establish and maintain in the name of each Participant an account to which the Administrator shall credit as of each Anniversary Date all amounts allocated to each such Participant as set forth herein.

            4.3.1 Allocations of Contributions. Subject to Section 4.3.11, below, only Participants who have completed a Year of Service during the Plan Year and are actively employed on the last day of the Plan Year shall be eligible to share in the discretionary contribution for the year. The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of the Employer's contributions for each Plan Year. Within a reasonable period of time after the date of receipt by the Administrator of such information, the Administrator shall allocate such contribution to each Participant's Account in the same proportion that each such Participant's Compensation for the year bears to the total Compensation of all Participants for such year.

            4.3.2 Company Stock Account. The Company Stock Account of each Participant shall be credited as of each Anniversary Date with Forfeitures of Company Stock and his allocable share of Company Stock (including fractional shares) purchased and paid for by the Plan. Stock dividends on Company Stock held in his Company Stock Account shall be credited to his Company Stock

Account when paid. Subject to Section 7.5.4, below, cash dividends on Company Stock held in his Company Stock Account shall, in the discretion of the Administrator, either (a) be credited to his Other Investments Account when paid, or (b) be used to repay an Exempt Loan, or (c) as contemplated by Section 7.5.4, below, be paid in cash to the Participant or the Participant's Beneficiaries not later than ninety (90) days after the close of the Plan Year in which such dividend is received by the Trust under this Plan; provided, when cash dividends are used to repay an Exempt Loan, Company Stock shall be released from the Unallocated Company Stock Suspense Account and allocated to the Participant's Company Stock Account pursuant to Section 4.3.5, below, and, provided further, that Company Stock allocated to the Participant's Company Stock Account shall have a fair market value not less than the amount of cash dividends which would have been allocated to such Participant's Other Investments Account for the year. Company Stock acquired by the Plan with the proceeds of an Exempt Loan shall only be allocated to each Participant's Company Stock Account upon release from the Unallocated Company Stock Suspense Account as provided in Section 4.3.5, below. Company Stock acquired with the proceeds of an Exempt Loan shall be an asset of the Trust Fund and maintained in the Unallocated Company Stock Suspense Account.

            4.3.3 Trust Fund Earnings and Losses. As of each Anniversary Date or other valuation date, before the current valuation period allocation of Employer contributions and Forfeitures, any earnings or losses (net appreciation or net depreciation) of the Trust Fund shall be allocated in the same proportion that each Participant's and Former Participant's nonsegregated accounts (other than each Participant's Company Stock Account) bear to the total of all Participants' and Former Participants' non segregated accounts (other than Participants' Company Stock Accounts) as of such date. Earnings or losses do not include theinterest paid under any installment contract for the purchase of Company Stock by the Trust Fund or on any loan used by the Trust Fund to purchase Company Stock, nor does it include income received by the Trust Fund with respect to Company Stock acquired with the proceeds of an Exempt Loan; all income received by the Trust Fund from Company Stock acquired with the proceeds of an Exempt Loan may, at the discretion of the Administrator, be used to repay such loan.

            4.3.4 Insurance. Participants' accounts shall be debited for any insurance or annuity premiums paid, if any, and credited with any dividends received on insurance contracts.

            4.3.5 Suspense Account. All Company Stock acquired by the Plan with the proceeds of an Exempt Loan must be added to and maintained in the Unallocated Company Stock Suspense Account. Such Company Stock shall be released and withdrawn from that account as if all Company Stock in that account were encumbered. For each Plan Year during the duration of the loan, the number of shares of Company Stock released shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction, the numerator of which is the amount of principal and interest paid for the Plan Year and the denominator of which is the sum of the numerator plus the principal and interest to be paid for all future Plan Years. As of each Anniversary Date, the Plan must consistently allocate to each Participant's Account, in the same manner as Employer discretionary contributions pursuant to
Section 4.1.1, above, are allocated, non-monetary units (shares and fractional shares of Company Stock) representing each Participant's interest in Company Stock withdrawn from the Unallocated Company Stock Suspense Account. However, Company Stock released from the Unallocated Company Stock Suspense Account with cash dividends pursuant to Section 4.3.2, above, shall be allocated to each Participant's Company Stock Account in the same proportion that each such Participant's number of shares of Company Stock sharing in such cash dividends bears to the total number of shares of all Participants' Company Stock sharing in such cash dividends. Income earned with respect to Company Stock in the Unallocated Company Stock Suspense Account shall be used, at the discretion of the Administrator, to repay the Exempt Loan used to purchase such Company Stock. Company Stock released from the Unallocated Company Stock Suspense Account with such income, and any income which is not so used, shall be allocated as of each Anniversary

Date or other valuation date in the same proportion that each Participant's and Former Participant's nonsegregated accounts after the allocation of any earnings or losses pursuant to Section 4.3.3, above, bear to the total of all Participants, and Former Participants' nonsegregated accounts after the allocation of any earnings or losses pursuant to Section 4.3.3, above.

            4.3.6 Allocations of Forfeitures. As of each Anniversary Date any amounts which became Forfeitures since the last Anniversary Date shall first be made available to reinstate previously forfeited account balances of Former Participants, if any, in accordance with Section 7.4.7.B. The remaining Forfeitures, if any, shall be allocated among the Participants' Accounts of Participants otherwise eligible to share in the allocation of discretionary contributions in the same proportion that each such Participant's Compensation for the year bears to the total Compensation of all such Participants for the year; provided, however, that in the event the allocation of Forfeitures provided herein shall cause the "annual addition" (as defined in Section 4.4) to any Participant's Account to exceed the amount allowable by the Code, the excess shall be reallocated in accordance with Section 4.5, below.

            4.3.7 Top Heavy Allocation. For any Top Heavy Plan Year, Employees not otherwise eligible to share in the allocation of contributions and Forfeitures as provided above, shall receive the minimum allocation provided for in Section 4.3.10, below, if eligible pursuant to the provisions of that Section.

            4.3.8 Retirees and Disabled Participants. Notwithstanding the fore going, Participants who are not actively employed on the last day of the Plan Year due to Retirement (Early, Normal or Late), Total and Permanent Disability or death shall share in the allocation of contributions and Forfeitures for that Plan Year.

            4.3.9 Top Heavy Minimum. Notwithstanding the foregoing, for any Top Heavy Plan Year, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Employee shall be equal to at least three percent (3%) of such Employee's "415 Compensation" (reduced by contributions and forfeitures, if any, allocated to each Employee in any defined contribution plan included with this plan in a Required Aggregation Group). However, if (1) the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Key Employee for such Top Heavy Plan Year is less than three percent (3%) of each Key Employee's "415 Compensation" and (2) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Employee shall be equal to the largest percentage allocated to the Participant's Account of any Key Employee; provided, no such minimum allocation shall be required in this Plan for any Employee who participates in another defined contribution plan subject to Code
Section 412 providing such benefits included with this Plan in a Required Aggregation Group.
               A. For purposes of the minimum allocations set forth above, the percentage allocated to the Participant's Account of any Key Employee shall be equal to the ratio of the sum of the Employer's contributions and Forfeitures allocated on behalf of such Key Employee divided by the "415 Compensation" for such Key Employee.

               B. For any Top Heavy Plan Year, the minimum allocations set forth above shall be allocated to the Participant's Account of all Employees who are Participants and who are employed by the Employer on the last day of the Plan Year, including Employees who have (1) failed to complete a Year of Service; and
(2) declined to make mandatory contributions (if required) to the Plan.

               C. Subject to Section 1.10.3, above, for the purposes of this
Section 4.3, "415 Compensation" shall be limited to $200,000. Such amount shall be adjusted at the same time and in the same manner as permitted under Code
Section 415(d), except that the dollar increase in effect on January 1 of any calendar year shall be effective for the Plan Year beginning with or within such calendar year and the first adjustment to the $200,000 limitation shall be effective on January 1, 1990. For any short Plan Year the "415 Compensation" limit shall be an amount equal to the "415 Compensation" limit for the calendar year in which the Plan Year begins multiplied by the ratio obtained by dividing the number of full months in the short Plan Year by twelve (12). However, for Plan Years beginning prior to January 1, 1989, the $200,000 limit shall apply only for Top Heavy Plan Years and shall not be adjusted.

            4.3.10 Reeemployed Former Participant. If a Former Participant is reemployed after five (5) consecutive 1-Year Breaks in Service, then separate accounts shall be maintained as follows: (a) one account for nonforfeitable benefits attributable to pre-break service; and (b) one account representing his status in the Plan attributable to post-break service.

            4.3.11 Fail-Safe Allocations. Notwithstanding any provision of this Plan to the contrary, if this is a Plan that would otherwise fail to meet the requirements of Code Sections 410(b)(1) or 410(b)(2)(A)(i) and the Regulations thereunder because Employer contributions would not be allocated to a sufficient number or percentage of Participants for a Plan Year, then the following rules shall apply:

               A. The group of Participants eligible to share in the Employer's contribution and Forfeitures for the Plan Year shall be expanded to include the minimum number of Participants who would not otherwise be eligible as are necessary to satisfy the applicable test specified above. The specific Participants who shall become eligible under the terms of this Section shall be those who are actively employed on the last day of the Plan Year and, when compared to similarly situated Participants, have completed the greatest number of Hours of Service in the Plan Year.

               B. If after application of Section 4.3.11A, above, the applicable test is still not satisfied, then the group of Participants eligible to share in the Employer's contribution and Forfeitures for the Plan Year shall be further expanded to include the minimum number of Participants who are not actively employed on the last day of the Plan Year as are necessary to satisfy the applicable test. The specific Participants who shall become eligible to share shall be those Participants, who when compared to similarly situated Participants, who have completed the greatest number of Hours of Service in the Plan Year before terminating employment.

               C. Nothing in this Section 4.3.11 shall permit the reduction of a Participant's accrued benefit. Therefore any amounts that have previously been allocated to Participants may not be reallocated to satisfy these requirements. In such event, the Employer shall make an additional contribution equal to the amount such affected Participants would have received had they been included in the allocations, even if it exceeds the amount which would be deductible under Code Section 404. Any adjustment to the allocations pursuant to this Section shall be considered a retroactive amendment adopted by the last day of the Plan Year.

               D. Notwithstanding the foregoing Paragraphs A, B, and C, if this Plan would fail to satisfy Code Section 410(b) if the coverage tests were applied by treating those Participants whose only allocation would otherwise be provided under the top heavy formula as if they were not currently benefitting under the Plan, then, for purposes of this Section 4.3.11, then such Participants shall be treated as not benefitting and shall therefore be eligible to be included in the expanded class of Participants who will share in the allocation provided under the Plan's non top heavy formula.

     4.4    Maximum Annual Additions.

            4.4.1 Limitation. Notwithstanding any provision of this Plan to the contrary, the maximum "annual additions" credited to a Participant's accounts for any "limitation year" shall equal the lesser of: (a) $30,000 (or, if greater, one-fourth of the dollar limitation in effect under Code Section 415(b)(1)(A)) or (b) twenty-five percent (25%) of the Participant's "415 Compensation" for such "limitation year". For any short "limitation year", the dollar limitation in clause (a), above, shall be reduced by a fraction, the numerator of which is the number of full months in the short "limitation year" and the denominator of which is twelve (12).

               A. Any amount which would be allocable to a Participant's accounts under this Plan in a Plan Year but for the application of the foregoing limitation of Code Section 415 shall be reallocated to other Participants in that Plan Year in accordance with Section 4.3, above.

               B. The Employer maintains an Incentive & Investment and Salary Savings Plan (the "I&I and Salary Savings Plan"), in which many Participants in this Plan also participate. In applying the limitations of Code Section 415 to each Participant, the Participant (i) first shall be credited under the I&I and Salary Savings Plan with the maximum amount that the Participant is entitled to receive under that Plan, and (ii) thereafter shall be credited under this Plan with the maximum additional amount which can be allocated to the Participant hereunder in accordance with Section 4.3, above, and the limitations of Code
Section 415.

            4.4.2 Annual Additions Defined. For purposes of applying the limitations of Code Section 415, "annual additions" means the sum credited to a Participant's accounts for any "limitation year" of (a) Employer contributions,
(b) Employee contributions for "limitation years" beginning after December 31, 1986, (c) forfeitures, (d) amounts allocated to an individual medical account, as defined in Code Section 415(1)(2), which is part of a pension or annuity plan maintained by the Employer, and (e) amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee (as defined in Code Section 419A(d)(3)) under a welfare benefit plan (as defined in Code Section 419(e)) maintained by the Employer; provided, however, the 25% "415 Compensation" percentage limitation referred to in Section 4.4.1(b), above, shall not apply to: (i) any contribution for medical benefits (within the meaning of Code Section 419A(f)(2)) after separation from service which is otherwise treated as an "annual addition", or
(ii) any amount otherwise treated as an "annual addition" under Code Section 415(1)(1).

            4.4.3 Exclusions From Annual Additions. For purposes of applying the limitations of Code Section 415:

               A. The following are not "annual additions": (a) the transfer of funds from one qualified plan to another, and (b) provided no more than one-third of the Employer contributions for the year are allocated to Highly Compensated Participants, Forfeitures of Company Stock purchased with the proceeds of an Exempt Loan and Employer contributions applied to the payment of interest on an Exempt Loan.

               B. The following are not Employee contributions for the purposes of Section 4.4.3(b): (i) rollover contributions (as defined in Code Sections 402(a)(5), 403(a)(4), 403(b)(8) and 408(d)(3)); (ii) repayments of loans made to a Participant from the Plan; (iii) repayments of distributions
                            22
received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (iv) repayments of distributions received by an Employee pursuant to Code Section 411(a)(3)(D) (mandatory contributions); and (v) Employee contributions to a simplified employee pension excludable from gross income under Code Section 408(k)(6).

            4.4.4 Limitation Year. For purposes of applying the limitations of Code Section 415, the "limitation year" shall be the Plan Year.

            4.4.5 Dollar Limitation Adjustment. The dollar limitation under Code Sec tion 415(b)(1)(A) stated in Section 4.4.1(a), above, shall be adjusted annually as provided in Code Section 415(d) pursuant to the Regulations. The adjusted limitation is effective as of January 1st of each calendar year and is applicable to "limitation years" ending with or within that calendar year.

            4.4.6 Defined Benefit Plans. For the purpose of this Section, all qualified defined benefit plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined contribution plan.

            4.4.7 Controlled Groups. For the purpose of this Section, if the Employer is a member of a controlled group of corporations, trades or businesses under common control (as defined by Code Section 1563(a) or Code Section 414(b) and (c) as modified by Code Section 415(h)), is a member of an affiliated service group (as defined by Code Section 414(m)), or is a member of a group of entities required to be aggregated pursuant to Regulations under Code Section 414(o), all Employees of such Employers shall be considered to be employed by a single Employer.

            4.4.8 Collectively Bargained Plans. For the purpose of this Section, if this Plan is a Code Section 413(c) plan, all Employers of a Participant who maintain this Plan will be considered to be a single Employer.

            4.4.9 Combined Plan Limits: Annual Additions. For Plan Years beginning on or before December 31, 1999:

               A. If a Participant participates in more than one defined contribution plan maintained by the Employer which have different Anniversary Dates, the maximum "annual additions" under this Plan shall equal the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited to such Participant's accounts during the "limitation year".

               B. If a Participant participates in both a defined contribution plan subject to Code Section 412 and a defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary Date, "annual additions" will be credited to the Participant's accounts under the defined contribution plan subject to Code Section 412 prior to crediting "annual additions" to the Participant's accounts under the defined contribution plan not subject to Code Section 412.

               C. If a Participant participates in more than one defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary Date, the maximum "annual additions" under this Plan shall equal the product of (i) the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited under Sections 4.4.9A or 4.4.9B, above, multiplied by (ii) a fraction, (x) the numerator of which is the "annual additions" which would be credited to such Participant's accounts under this Plan without regard to the limitations of Code Section 415 and (y) the denominator of which is such "annual additions" for all plans described in this subsection.

               D If an Employee is (or has been) a Participant in one or more defined benefit plans and one or more defined contribution plans maintained by the Employer, the sum of the defined benefit plan fraction and the defined contribution plan fraction for any "limitation year" may not exceed 1.0.

                   (1) The defined benefit plan fraction for any "limitation year" is a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is tho lesser of 125 percent of the dollar limitation determined for the "limitation year" under Code Sections 415(b) and (d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b). Notwithstanding the foregoing, if the Participant was a Participant as of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last "limitation year" beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all "limitation years" beginning before January 1, 1987.

                   (2) The defined contribution plan fraction for any "limitation year" is a fraction, the numerator of which is the sum of the annual additions to the Participant's Account under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior "limitation years" (including the annual additions attributable to the Participant's nondeductible Employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the annual additions attributable to all welfare benefit funds, as defined in Code Section 419(e), and individual medical accounts, as defined in Code Section 415(1)(2), maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior "limitation years" of service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer).

                       a. The maximum aggregate amount in any "limitation year" is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the Participant's Compensation for such year.

                       b. If the Employee was a Participant as of the end of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed
1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (i) the excess of the sum of the fractions over 1.0, times (ii) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last "limitation year" beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first "limitation year" beginning on or after January 1, 1987. The annual addition for any "limitation year" beginning before January 1, 1987 shall not be recomputed to treat all Employee contributions as annual additions.

                   (3) Notwithstanding the foregoing, for any "limitation year" in which the Plan is a Top Heavy Plan, 100 percent shall be substituted for 125 percent in subparagraphs (1) and (2), above, unless the extra minimum allocation is being provided pursuant to Section 4.3. However, for any "limitation year" in which the Plan is a Super Top Heavy Plan, 100 percent shall be substituted for 125 percent in any event.

            4.4.10 Code and Regulations. Notwithstanding anything contained in this Section 4.4 to the contrary, the limitations, adjustments and other requirements prescribed in this Section shall at all times comply with the provisions of Code Section 415 and the Regulations thereunder, the terms of which are specifically incorporated herein by reference.

            4.4.11 ESOP Allocation Limitation. Notwithstanding any other provision of this plan to the contrary, in no event shall more than one-third (1/3) of the Employer's contribution and forfeitures be allocated for any Plan Year to the Participant's Accounts of the Participants who are Highly Compensated Employees. In the event the limitations set forth in this Section
4.4.11 are exceeded in any Plan Year, then the Participant's accounts of those Highly Compensated Employees shall be reduced equally until the limitations set forth in this Section 4.4.11 is met. The amount by which the accounts of those Highly Compensated Employees are reduced pursuant to this Section 4.4.11 shall be added to the Employer's contribution and allocated amongst the Participant's Accounts of the remaining Participants in accordance with their respective Compensation.

     4.5    Adjustment For Excessive Annual Additions.

            4.5.1 Definitions. For purposes of this Section 4.5, the term:

               A. "Excess amount" shall mean, for each Participant in each limitation year, the excess, if any, of (i) the "annual additions" which would be credited to his account under the terms of the Plan without regard to the limitations of Code Section 415, over (ii) the maximum "annual additions" permitted by Code Section 415, as determined pursuant to Section 4.4, above.

               B. "Section 415 suspense account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the limitation year. The amount allocated to the "Section 415 suspense account" shall not share in any earnings or losses of the Trust Fund.

            4.5.2 Treatment of Excess Amounts. If the "annual additions" under this Plan would cause the maximum "annual additions" to be exceeded for any Participant by reason of (a) the alloca tion of Forfeitures, (b) a reasonable error in estimating a Participant's Compensation, (c) a reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any Participant under the limits of
Section 4.4, above, or (d) other facts and circumstances to which Regulation
Section 1.415-6(b)(6) shall be applicable, then the Administrator shall:

               A. Allocate and reallocate such excess amount to other Participants in accordance with Section 4.3, above, but subject to the limits on annual additions under Section 4.4, above;

               B. Hold in a "Section 415 suspense account" any "excess amount" remaining after application of Paragraph A, above; and

               C. Allocate and reallocate the Section 415 suspense account in the next limita tion year (and, if the amount in that Section 415 suspense account is not fully allocated in the next limitation year, in succeeding limitation years) to all Participants in the Plan before any Employer or Employee contributions which would constitute annual additions are made to the Plan for such limitation year, and reduce Employer contributions to the Plan for such limitation year by the amount of the Section 415 suspense account allocated and reallocated during such limitation year.

            4.5.3 Distribution of Excess Amounts. The Plan may not distribute excess amounts, other than voluntary Employee contributions, to Participants or Former Participants.

     4.6 Directed Investment of Accounts. Except as otherwise provided in this
Section 4.6, no Participant shall be entitled to direct the investment of amounts allocated to the Participant's accounts under this Plan.

            4.6.1 Diversification by Qualified Participant. Each "Qualified Participant" may elect, within ninety (90) days after the close of each Plan Year during the Qualified Participant's "Qualified Election Period," to direct the Trustee, in writing, as to the investment of the number of shares of Company Stock determined pursuant to Section 4.6.2, below. For purposes of this Section 4.6, the term (a) "Qualified Participant" means any Participant or Former Participant who has completed ten (10) Plan Years of Service as a Participant and has attained age 55, and (b) "Qualified Election Period" means the six-Plan-Year-Period beginning with the first Plan Year in which the Participant first became a "Qualified Participant."

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

            4.6.3 Manner of Diversification. The Trustee shall satisfy the diversification direction of the Qualified Participant under this Section 4.6 by either:

               A. Distributing to the Qualified Participant, within ninety (90) days after the end of the period in which the Participant may make a diversification election under this Section 4.6.1, either such number of shares of Company Stock which the Participant has elected to diversify, or cash in an amount equal to the fair market value of such shares of Company Stock (determined as of the last Anniversary Date prior to the date of the distribution), provided, any such shares of Company Stock distributed to a Qualified Participant shall be subject to the "put option" requirements of
Section 7.22, below; or

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

            4.6.4 Directed Investment Accounts. A separate Directed Investment Account shall be established for each Participant who is entitled to direct the investment of any portion of the Participant's Account pursuant to this Section
4.6. The Directed Investment Account shall not share in Trust Fund earnings or losses, but rather shall be charged or credited, as appropriate, with the net earnings, gains, losses, and expenses, as well as any appreciation or depreciation in fair market value during each Plan Year, of investments allocable separately to such account.

5.   FUNDING AND INVESTMENT POLICY

     5.1 Investment Policy. The Plan is designed to invest primarily in Company Stock. Notwithstanding the foregoing:

            5.1.1 Other Investments. The Administrator may also direct the Trustee to invest funds under the Plan in other property described in the Trust or in life insurance policies to the extent permitted by Section 5.1.3 below, or the Trustee may hold such funds in cash or cash equivalents.

            5.1.2 Key Man Insurance. The Administrator may also direct the Trustee to invest funds under the Plan in insurance policies on the life of any "key man" Employee. The proceeds of a "keyman" insurance policy may not be used for the repayment of any indebtedness owed by the Plan which is secured by Company Stock. In the event any "key man" insurance is purchased by the Trustee, the premiums paid thereon during any Plan Year, net of any policy dividends and increases in cash surrender values, shall be treated as the cost of Plan investment and any death benefit or cash surrender value received shall be treated as proceeds from an investment of the Plan.

            5.1.3 Limit on Stock Acquisition. The Plan may not obligate itself to acquire Company Stock (a) from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder, or (b) under a put option binding upon the Plan. However, at the time a put option is exercised, the Plan may be given an option to assume the rights and obligations of the Employer under a put option binding upon the Employer.

            5.1.4 Price of Company Stock. All purchases of Company Stock shall be made at a price which, in the judgment of the Administrator, does not exceed the fair market value thereof. All sales of Company Stock shall be made at a price which, in the judgment of the Administrator, is not less than the fair market value thereof. The valuation rules set forth in Section 6, below, shall be applicable to all such purchases and sales.

     5.2 Application Of Cash. Employer contributions in cash and other cash received by the Trust Fund shall be applied first to pay any Current Obligations of the Trust Fund.

     5.3    Transactions Involving Company Stock.

            5.3.1 Limitations On Allocations. No portion of the Trust Fund attributable to (or allocable in lieu of) Company Stock acquired by the Plan after October 22, 1986 in a sale to which Code Section 1042 or, for estates of decedents who died prior to December 20, 1989, Code Section 2057 applies may accrue or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code Section 401(a):

               A. During the "Nonallocation Period", for the benefit of (i) any taxpayer who makes an election under Code Section 1042(a) with respect to Company Stock or any decedent if the executor of the estate of the decedent makes a qualified sale to which Code Section 2057 applies, or (ii) any individual who is related to the taxpayer or the decedent (within the meaning of Code Section 267(b)); or

               B. For the benefit of any other person who owns (after application of Code Section 318(a) applied without regard to the employee trust exception in Code Section 318(a)(2)(B)(i)) more than 25 percent of (i) any class of outstanding stock of the Employer or Affiliated Employer which issued such Company Stock, or (ii) the total value of any class of outstanding stock of the Employer or Affiliated Employer; provided, however, Section 5.3.1A(2), above, shall not apply to lineal descendants of the taxpayer, provided that the aggregate amount allocated to the benefit of all such lineal descendants during the "Nonallocation Period" does not exceed more than five percent (5%) of the Company Stock (or amounts allocated in lieu thereof) held by the Plan which are attributable to a sale to the Plan by any person related to such descendants (within the meaning of Code Section 267(c)(4)) in a transaction to which Code
Section 1042 or Code Section 2057 is applied.

            5.3.2 Stock Ownership. A person shall be treated as failing to meet the stock ownership limitation under Section 5.3.1B. above if such person fails such limitation (a) at any time during the one (1) year period ending on the date of sale of Company Stock to the Plan, or (b) on the date as of which Company Stock is allocated to Participants in the Plan.

            5.3.3 Nonallocation Period. For purposes of this Section, "Nonallocation Period," for Plan Years beginning after December 31, 1986, means the period beginning on the date of the sale of the Company Stock and ending on the later of (a) the date which is ten (10) years after the date of sale, or (b) the date of the Plan allocation attributable to the final payment of the Exempt Loan incurred in connection with such sale.

     5.4    Loans to the Trust.

            5.4.1 Loans Permitted. The Plan may borrow money for any lawful purpose, provided the proceeds of an Exempt Loan are used within a reasonable time after receipt only for any or all of the following purposes: (a) to acquire Company Stock; or (b) to repay such loan; or (c) to repay a prior Exempt Loan.

            5.4.2 Loans Involving Disqualified Persons. All loans to the Trust which are made or guaranteed by a disqualified person must satisfy all requirements applicable to Exempt Loans, including but not limited to the following:

               A.  The loan must be at a reasonable rate of interest;

               B. Any collateral pledged to the creditor by the Plan shall consist only of the Company Stock purchased with the borrowed funds;

               C. Under the terms of the loan, any pledge of Company Stock shall provide for the release of shares so pledged on a pro-rata basis pursuant to
Section 4.3.5;

               D. Under the terms of the loan, the creditor shall have no recourse against the Plan except with respect to such collateral, earnings attributable to such collateral, Employer contributions (other than contributions of Company Stock) that are made to meet Current Obligations and earnings attribut able to such contributions;

               E. The loan must be for a specific term and may not be payable at the demand of any person, except in the case of default;

               F. In the event of default upon an Exempt Loan, the value of the Trust Fund transferred in satisfaction of the Exempt Loan shall not exceed the amount of default. If the lender is a disqualified person, an Exempt Loan shall provide for a transfer of Trust Funds upon default only upon and to the extent of the failure of the Plan to meet the payment schedule of the Exempt Loan;

               G. Exempt Loan payments during a Plan Year must not exceed an amount equal to: (i) the sum, over all Plan Years, of all contributions and cash dividends paid by the Employer to the Plan with respect to such Exempt Loan and earnings on such Employer contributions and cash dividends, less (ii) the sum of the Exempt Loan payments in all preceding Plan Years. A separate accounting shall be maintained for such Employer contributions, cash dividends and earnings until the Exempt Loan is repaid.

            5.4.3 Disqualified Person. For purposes of this Section, the term "disqualified person" means a person who is a Fiduciary, a person providing services to the Plan, an Employer any of whose Employees are covered by the Plan, an employee organization any of whose members are covered by the Plan, an owner, direct or indirect, of 50% or more of the total combined voting power of all classes of voting stock or of the total value of all classes of the stock, or an officer, director, 10% or more shareholder, or a highly compensated Employee.

6.   VALUATIONS

     6.1 Valuation of the Trust Fund. The Administrator shall direct the Trustee, as of each Anniversary Date, and at such other date or dates deemed necessary by the Administrator, herein called "valuation date", to determine the net worth of the assets comprising the Trust Fund as it exists on the "valuation date." In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value as of the "valuation date, and shall deduct all expenses for which the Trustee has not yet obtained reimbursement from the Employer or the Trust Fund.

     6.2 Method of Valuation. Valuations must be made in good faith and based on all relevant factors for determining the fair market value of securities. In the case of a transaction between a Plan and a disqualified person, value must be determined as of the date of the transaction. For all other Plan purposes, value must be determined as of the most recent "valuation date" under the Plan. An independent appraisal will not in itself be a good faith determination of value in the case of a transaction between the Plan and a disqualified person. However, in other cases, a determination of fair market value based on at least an annual appraisal independently arrived at by a person who customarily makes such appraisals and who is independent of any party to the transaction will be deemed to be a good faith determination of value. Company Stock not readily tradeable on an established securities market shall be valued by an independent appraiser meeting requirements similar to the requirements of the Regulations prescribed under Code Section 170(a)(1).

7.   DETERMINATION AND DISTRIBUTION OF BENEFITS.

     7.1 Determination of Benefits Upon Retirement. Every Participant may terminate his employment with the Employer and retire for the purposes hereof on his Normal Retirement Date or Early Retirement Date. However, a Participant may postpone the termination of his employment with the Employer to a later date, in which event the participation of such Participant in the Plan, including the right to receive allocations pursuant to Section 4.3, above, shall continue until his Late Retirement Date. Upon a Participant's Retirement Date or attainment of his Normal Retirement Date without termination of employment with the Employer, or as soon thereafter as is practicable, the Trustee shall distribute all amounts credited to such Participant's Account in accordance with Sections 7.5 and 7.6, below.

     7.2    Determination of Benefits Upon Death.

            7.2.1 Vesting and Distribution. Upon the death of a Participant before his Retirement Date or other termination of his employment, all amounts credited to such Participant's Account shall become fully Vested. If elected, distribution of the Participant's Account shall commence not later than one (1) year after the close of the Plan Year in which such Participant's death occurs. The Administrator shall direct the Trustee, in accordance with the provisions of Sections 7.5 and 7.6, below, to distribute the value of the deceased Participant's accounts to the Participant's Beneficiary.

            7.2.2 Distributions. Upon the death of a Former Participant, the Administrator shall direct the Trustee, in accordance with the provisions of Sections 7.5 and 7.6, below, to distribute any remaining Vested amounts credited to the accounts of a deceased Former Participant to such Former Participant's Beneficiary.

            7.2.3 Proof of Death. The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

            7.2.4 Beneficiary. The Beneficiary of the death benefit payable pursuant to this Section shall be the Participant's spouse.

               A. Notwithstanding the foregoing, the Participant may designate a Beneficiary other than his spouse if: (i) the spouse has waived the right to be the Participant's Beneficiary; or (ii) the Participant is legally separated or has been abandoned (within the meaning of local law) and the Participant has a court order to such effect (and there is no "qualified domestic relations order, as defined in Code Sec tion 414(p) which provides otherwise); or (iii) the Participant has no spouse; or (iv) the spouse cannot be located.

               B. In the event of the occurrence of any of the circumstances described in Paragraph A, above, the designation of a Beneficiary shall be made on a form satisfactory to the Administra tor. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing written notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing to any change in Beneficiary unless the original consent acknowledged that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right. In the event no valid designation of Beneficiary exists at the time of the Participant's death, the death benefit shall be payable to his estate.

            7.2.5 Form of Spousal Waiver. Any consent by the Participant's spouse to waive any rights to the death benefit must be in writing, must acknowledge the effect of such waiver, and be witnessed by a Plan representative or a notary public. Further, the spouse's consent must be irrevocable and must acknowledge the specific nonspouse Beneficiary.

     7.3 Determination of Benefits in Event of Disability. In the event of a Participant's Total and Permanent Disability prior to his Retirement Date or other termination of his employment, all amounts credited to such Participant's Account shall become fully Vested. In the event of a Participant's Total and Permanent Disability, the Trustee, in accordance with the provisions of Sections
7.5 and 7.6, below, shall distribute to such Participant all amounts credited to such Participant's Account as though he had retired. If such Participant elects, distribution shall commence not later than one (1) year after the close of the Plan Year in which Total and Permanent Disability occurs.

     7.4    Determination of Benefits Upon Termination.

            7.4.1 Segregation of Accounts. On or before the Anniversary Date coinciding with or subsequent to the termination of a Participant's employment for any reason other than death, Total and Permanent Disability or retirement, the Administrator may direct the Trustee to segregate the amount of the Vested portion of such Terminated Participant's Account and invest the aggregate amount thereof in a separate, federally insured savings account, certificate of deposit, common or collective trust fund of a bank or a deferred annuity. In the event the Vested portion of a Participant's Account is not segregated, the amount shall remain in a separate account for the Terminated Participant and share in allocations pursuant to Section 4.3 until such time as a distribution is made to the Terminated Participant.

               A. If a portion of a Participant's Account is forfeited, Company Stock allocated to the Participant's Company Stock Account must be forfeited only after the Participant's Other Investments Account has been depleted. If interest in more than one class of Company Stock has been allocated to a Participant's Account, the Participant must be treated as forfeiting the same proportion of each such class.

               B. In the event that the amount of the Vested portion of the Terminated Participant's Account equals or exceeds the fair market value of any insurance Contracts, the Trustee, when so directed by the Administrator and agreed to by the Terminated Participant, shall assign, transfer, and set over to such Terminated Participant all Contracts on his life in such form or with such endorsements so that the settlement options and forms of payment are consistent with the provisions of Section 7.5. In the event that the Terminated Participant's Vested portion does not at least equal the fair market value of the Contracts, if any, the Terminated Participant may pay over to the Trustee the sum needed to make the distribution equal to the value of the Contracts being assigned or transferred, or the Trustee, pursuant to the Participant's election, may borrow the cash value of the Contracts from the insurer so that the value of the Contracts is equal to the Vested portion of the Terminated Participant's Account and then assign the Contracts to the Terminated Participant.

               C. Distribution of the funds due to a Terminated Participant shall be made on the occurrence of an event which would result in the distribution had the Terminated Participant remained in the employ of the Employer (upon the Participant's death, Total and Permanent Disability, Early or Normal Retirement). However, at the election of the Participant, the Administrator shall direct the Trustee to cause the entire Vested portion of the Terminated Participant's Account to be payable to such Terminated Participant on or after the Anniversary Date coinciding with or next following termination of employment. Distribution to a Participant shall not include any Company Stock acquired with the proceeds of an Exempt Loan until the close of the Plan Year in which such loan is repaid in full. Any distribution under this Section shall be made in a manner which is consistent with and satisfies the provisions of Sections 7.5 and 7.6, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder.

               D. If the value of a Terminated Participant's Vested benefit derived from Employer and Employee contributions does not exceed Five Thousand Dollars ($5,000.00) and has never exceeded Five Thousand Dollars ($5,000.00) at the time of any prior distribution, the Administrator shall direct the Trustee to cause the entire Vested benefit to be paid to such Participant in a single lump sum.

               E. For purposes of this Section 7.4, if the value of a Terminated Participant's Vested benefit is zero, the Terminated Participant shall be deemed to have received a distribution of such vested benefit.

            7.4.2 Regular Vesting Percentage. The Vested portion of any Participant's Account shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                 Regular Vesting Schedule

          Years of Service     Percentage Vesting

             Less than 2                0
                  2                    20%
                  3                    30%
                  4                    40%
                  5                    60%
                  6                    80%
                  7                   100%

The Employer acknowledges that effective as of January 1, 1999, (i) PACIFIC CAPITAL BANCORP, a California corporation with offices in Salinas, California (the "Merged Corporation"), is merging with and into the Employer, and (ii) the Employee Stock Ownership Plan and Trust (the "Merged ESOP") sponsored by the Merged Corporation is merging into this Plan. With respect to the account balance of each person who was a participant in such Merged ESOP as of the effective date of that merger, (a) the foregoing regular Vesting schedule shall apply only to contributions allocated to such Participant's account under this Plan with respect to Plan Years beginning on or after January 1, 1999, and (b) all contributions, allocations, and other additions to such Participant's account balance with respect to periods prior to such date shall continue to be subject to the following vesting schedule which was in effect under the Merged ESOP:

               A. The Participant shall become fully Vested in the Participant's former account balance in the Merged ESOP upon the death or disability of the Participant or the Participant's attaining age 65.

               B. The Participant's interest in his accounts in the Merged ESOP attributable to allocations of contributions and forfeitures prior to January 1, 1991, shall be subject to the following vesting schedule:

  Alternate Regular Vesting Schedule-Merged ESOP Accounts
         (pre-1/1/91 allocations and forfeitures)

              Credited           Nonforfeitable
               Service             Percentage

          Less than 3 years            0%
               3 years                 20%
               4 years                 40%
               5 years                 60%
               6 years                 80%
               7 years                100%

               C. The Participant's interest in his accounts under the Merged ESOP attributable to allocations of contributions and forfeitures after December 31, 1990, and prior to January 1, 1999, shall be subject to the following vesting schedule:

  Alternate Regular Vesting Schedule-Merged ESOP Accounts (allocations & forfeitures - 1/1/91 through 12/31/98)

          Credited Service     Percentage Vesting

          Less than 1 year             0%
                  1                    10%
                  2                    25%
                  3                    50%
                  4                    75%
           5 years or more            100%


         7.4.3 Top Heavy Vesting Schedule. Notwithstanding the vesting schedule provided for in Section 7.4.2, above, for any Top Heavy Plan Year, the Vested portion of the Participant's Account of any Participant who has an Hour of Service after the Plan becomes top heavy shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service and shall be at least equal to the Vested percentage in the following schedule:

                Top Heavy Vesting Schedule

          Years of Service     Percentage Vesting

             Less than 2                0%
                  2                    20%
                  3                    40%
                  4                    60%
                  5                    80%
                  6                   100%

If in any subsequent Plan Year, the Plan ceases to be a Top Heavy Plan, the Administrator shall revert to the vesting schedule in effect before this Plan became a Top Heavy Plan. Any such reversion shall be treated as a Plan amendment pursuant to the terms of the Plan.

            7.4.4 Effect of Amendment. Notwithstanding the vesting schedule above, the Vested percentage of a Participant's Account shall not be less than the Vested percentage attained as of the later of the effective date or adoption date of this amendment and restatement.

            7.4.5 Effect of Terminations, Etc. Notwithstanding the vesting schedule above, upon the complete discontinuance of the Employer's contributions to the Plan or upon any full or partial termination of the Plan, all amounts credited to the account of any affected Participant shall become 100% Vested and shall not thereafter be subject to Forfeiture.

            7.4.6 No Reduction in Vesting. The computation of a Participant's nonforfeit able percentage of his interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Plan. For this purpose, the Plan shall be treated as having been amended if the Plan provides for an automatic change in vesting due to a change in top heavy status. In the event that the Plan is amended to change or modify any vesting schedule, a Participant with at least three (3) Years of Service as of the expiration date of the election period may elect to have his nonforfeitable percentage computed under the Plan without regard to such amendment. If a Participant fails to make such election, then such Participant shall be subject to the new vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end 60 days after the latest of (a) the adoption date of the amendment, (b) the effective date of the amendment, or (c) the date the Participant receives written notice of the amendment from the Employer or Administrator.

            7.4.7 Reemployment of Former Participant. If any Former Participant shall be reemployed by the Employer before a 1-Year Break in Service occurs, he shall continue to participate in the Plan in the same manner as if such termination had not occurred.

               A. If any Former Participant shall be reemployed by the Employer before five (5) consecutive 1-Year Breaks in Service, and such Former Participant had received, or was deemed to have received, a distribution of his entire Vested interest prior to his reemployment, his forfeited account shall be reinstated only if he repays the full amount distributed to him before the earlier of five (5) years after the first date on which the Participant is subsequently reemployed by the Employer or the close of the first period of five
(5) consecutive 1-Year Breaks in Service commencing after the distribution, or in the event of a deemed distribution, upon the reemployment of such Former Participant. In the event the Former Participant does repay the full amount distributed to him, or in the event of a deemed distribution, the undistributed portion of the Participant's Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Anniversary Date or other valuation date coinciding with or preceding his termination. The source for such reinstatement shall first be any Forfeitures occurring during the year. If such source is insufficient, then the Employer shall contribute an amount which is sufficient to restore any such forfeited Accounts provided, however, that if a discretionary contribution is made for such year, such contribution shall first be applied to restore any such Accounts and the remainder shall be allocated in accordance with Section 4.3.

               B. If any Former Participant is reemployed after a 1-Year Break in Service has occurred, Years of Service shall include Years of Service prior to his 1-Year Break in Service subject to the following rules:

                   (1) If a Former Participant has a 1-Year Break in Service, his pre-break and post-break service shall be used for computing Years of Service for eligibility and for vesting purposes only after he has been employed for one (1) Year of Service following the date of his reemployment with the Employer;

                   (2) Any Former Participant who under the Plan does not have a nonforfeitable right to any interest in the Plan resulting from Employer contributions shall lose credits otherwise allowable under Paragraph B(1), above, if the number of his consecutive 1-Year Breaks in Service equals or exceed the greater of (a) five (5) or (b) the aggregate number of his pre-break Years of Service;

                   (3) After five (5) consecutive 1-Year Breaks in Service, a Former
Participant's Vested Account balance attributable to pre-break service shall not be increased as a result of post-break service;

                   (4) If a Former Participant who has not had his Years of Service before a 1-Year Break in Service disregarded pursuant to Paragraph B(2), above, completes one (1) Year of Service for eligibility purposes following his reemployment with the Employer, he shall participate in the Plan retroactively from his date of reemployment;

                   (5) If a Former Participant who has not had his Years of Service before a 1-Year Break in Service disregarded pursuant to Paragraph B(2), above, completes a Year of Service (a 1-Year Break in Service previously occurred, but employment had not terminated), he shall participate in the Plan retroactively from the first day of the Plan Year during which he completes one
(1) Year of Service.

            7.4.8 Pre-Age-18 Service. In determining Years of Service for purposes of vesting under the Plan, Years of Service prior to the vesting computation period in which an Employee attained his eighteenth birthday shall be excluded.

     7.5    Distribution of Benefits.

            7.5.1 Form of Distribution. The Administrator, pursuant to the election of the Participant (or if no election has been made prior to the Participant's death, by his Beneficiary), shall direct the Trustee to distribute to a Participant or his Beneficiary any amount to which he is entitled under the Plan in one or more of the following methods:

               A.  One lump-sum payment; or

               B. Payments over a period certain in monthly, quarterly, semiannual, or annual installments. The period over which such payment is to be made shall not extend beyond the earlier of the Participant's life expectancy (or the life expectancy of the Participant and his designated Beneficiary) or the limited distribution period provided for in Section 7.5.2, below.

            7.5.2 Period of Installments. Unless the Participant elects in writing a longer distribution period, distributions to a Participant or his Beneficiary attributable to Company Stock shall be in substantially equal monthly, quarterly, semiannual, or annual installments over a period not longer than five (5) years. In the case of a Participant with an account balance attributable to Company Stock in excess of $500,000, the five (5) year period shall be extended one (1) additional year (but not more than five (5) additional years) for each $100,000 or fraction thereof by which such balance exceeds $500,000. The dollar limits shall be adjusted at the same time and in the same manner as provided in Code Section 415(d).

            7.5.3 Participant Consent. Any distribution to a Participant who has a benefit which exceeds, or has ever exceeded, Five Thousand Dollars ($5,000.00) at the time of any prior distribution shall require such Participant's consent if such distribution commences prior to the later of his Normal Retirement Age or age 62. With regard to this required consent:

               A. The Participant must be informed of his right to defer receipt of the distri bution. If a Participant fails to consent, it shall be deemed an election to defer the commencement of payment of any benefit. However, any election to defer the receipt of benefits shall not apply with respect to distributions which are required under Section 7.5.6, below.

               B. Notice of the rights specified under this Section shall be provided no less than 30 days and no more than 90 days before the first day on which all events have occurred which entitle the Participant to such benefit.

               C. Written consent of the Participant to the distribution must not be made before the Participant receives the notice and must not be made more than 90 days before the first day on which all events have occurred which entitle the Participant to such benefit.

               D. No consent shall be valid if a significant detriment is imposed under the Plan on any Participant who does not consent to the distribution.

               E. Notwithstanding the foregoing provisions of this Section 7.5.3, if a distribution is one to which Code Sections 401(a)(11) and 417 do not apply, then such distribution may commence less than thirty (30) days after the participant receives the notice required under Treasury Regulation Section 1.411(a)-11(c), provided that (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and
(2) the Participant, after receiving the notice, affirmatively elects a distribution.

            7.5.4 Distribution of Dividends. Notwithstanding anything herein to the contrary, the Administrator, in its sole discretion, may direct that cash dividends on shares of Company Stock allocable to Participants' or Former Participants' Company Stock Accounts be distributed to such Participants or Former Participants within 90 days after the close of the Plan Year in which the dividends are paid.

            7.5.5 Treatment of Accounts. Any part of a Participant's benefit which is retained in the Plan after the Anniversary Date on which his participation ends will continue to be treated as a Company Stock Account or as an Other Investments Account (subject to Section 7.4.1) as provided in Article
IV. However, neither account will be credited with any further Employer contributions or Forfeitures.

            7.5.6 Required Distributions. Notwithstanding any provision in the Plan to the contrary, the distribution of a Participant's benefits shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder (including Regulation 1.401(a)(9)-2), the provisions of which are incorporated herein by reference:

               A. A Participant's benefits shall be distributed to him in accordance with Paragraph B, below, not later than:

                   (1) With respect to a Participant who is not a "five percent owner" (as defined in Section 1.30.3, above), April 1st of the calendar year following the later of (i) the calendar year in which the Participant attains age 70-1/2, or (ii) the calendar year in which the Participant retires from employment with the Employer; or

                   (2) With respect to a Participant who is a "five percent owner" (as defined in Section 1.28.1C, above) April 1 of the calendar year following the calendar year in which such five percent owner attains age 70-1/2 (without regard to whether such five percent owner actually retires from employment with the Employer).

               B. Distributions shall be deemed to have satisfied the requirements of this Paragraph B only if:

                   (1) Either (i) the entire account balance of the Participant under the Plan shall have been distributed to the Participant or the Participant's Beneficiaries, or (ii) distributions to the Participant (or the Participant's beneficiary) commence as of the applicable required beginning date under Paragraph A, above, and continue over a period certain measured by the life expectancy of the Participant (or the life expectancies of the Participant and the Participant's designated Beneficiaries).

                   (2) Distributions to a Participant and his Beneficiaries shall only be made in accordance with the incidental death benefit requirements of Code Section 401(a)(9)(G) and the Regulations thereunder.

                   (3) Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant shall be made in accordance with the following requirements and shall otherwise comply with Code
Section 401(a)(9) and the Regulations thereunder. If it is determined pursuant to Regulations that the distribution of a Participant's interest has begun and the Participant dies before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution selected pursuant to this Section 7.5 as of his date of death. If a Participant dies before he has begun to receive any distributions of his interest under the Plan or before distributions are deemed to have begun pursuant to Regulations, then his death benefit shall be distributed to his Beneficiaries by December 31st of the calendar year in which the fifth anniversary of his date of death occurs. However, in the event that the Participant's spouse (determined as of the date of the Participant's death) is his Beneficiary, then in lieu of the preceding rules, distributions must be made over a period not extending beyond the life expectancy of the spouse and must commence on or before the later of: (a) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (b) December 31st of the calendar year in which the Participant would have attained age 70 1/2. If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

                   (4) For purposes of this Section 7.5, the life expectancy of a Participant and a Participant's spouse may, at the election of the Participant or the Participant's spouse, be redetermined in accordance with Regulations. The election, once made, shall be irrevocable. If no election is made by the time distributions must commence, then the life expectancy of the Participant and the Participant's spouse shall not be subject to recalculation. Life expectancy and joint and last survivor expectancy shall be computed using the return multiples in Tables V and VI of Regulation 1.72-9.

            7.5.7 Commencement of Distributions. Except as limited by this
Section 7.5 and Section 7.6, below, whenever the Trustee is to make a distribution or to commence a series of payments on or as of an Anniversary Date, the distribution or series of payments may be made or begun on such date or as soon thereafter as is practicable. However, unless a Former Participant elects in writing to defer the receipt of benefits (such election may not result in a death benefit that is more than incidental), the payment of benefits shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs (a) the date on which the Participant attains the earlier of age 65 or the Normal Retirement Age specified herein; (b) the 10th anniversary of the year in which the Participant commenced participation in the Plan; or (c) the date the Participant terminates his service with the Employer.

            7.5.8 Segregation of Account. If a distribution is made at a time when a Partici pant is not fully Vested in his Participant's Account (employment has not terminated) and the Participant may increase the Vested percentage in such account:

               A. A separate account shall be established for the Participant's interest in the Plan as of the time of the distribution; and

               B. At any relevant time, the Participant's Vested portion of the separate account shall be equal to an amount ("X") determined by the formula:

                   X equals P(AB plus R x D)) - R x D)

For purposes of applying such formula: P is the Vested percentage at the relevant time, AB is the account balance at the relevant time, D is the amount of distribution, and R is the ratio of the account balance at the relevant time to the account balance after distribution.

     7.6    How Plan Benefit Will be Distributed.

            7.6.1 Form of Distribution. Distribution of a Participant's benefit may be made in cash or Company Stock or both, provided, however, that if a Participant or Beneficiary so demands, such benefit shall be distributed only in the form of Company Stock. Prior to making a distribution of benefits, the Administrator shall advise the Participant or his Beneficiary, in writing, of the right to demand that benefits be distributed solely in Company Stock.

            7.6.2 Distribution of Stock. If a Participant or Beneficiary demands that benefits be distributed solely in Company Stock, distribution of a Participant's benefit will be made entirely in whole shares or other units of Company Stock. Any balance in a Participant's Other Investments Account will be applied to acquire for distribution the maximum number of whole shares or other units of Company Stock at the then fair market value. Any fractional unit value unexpended will be distributed in cash. If Company Stock is not available for purchase by the Trustee, then the Trustee shall hold such balance until Company Stock is acquired and then make such distribution, subject to Sections 7.5.9 and 7.5.6.

            7.6.3 Instructions to Trustee. The Trustee will make distribution from the Trust only on instructions from the Administrator.

            7.6.4 Restricted Ownership. Notwithstanding anything contained herein to the contrary, if the Employer's charter or by-laws restrict ownership of substantially all shares of Company Stock to Employees and the Trust Fund, as described in Code Section 409(h)(2), the Administrator shall distribute a Participant's Account entirely in cash without granting the Participant the right to demand distribution in shares of Company Stock.

            7.6.5 Restrictions on Resale. Except as otherwise provided herein, Company Stock distributed by the Trustee may be restricted as to sale or transfer by the by-laws or articles of incorpo ration of the Employer, provided restrictions are applicable to all Company Stock of the same class. If a Participant is required to offer the sale of his Company Stock to the Employer before offering to sell his Company Stock to a third party, in no event may the Employer pay a price less than that offered to the distributee by another potential buyer making a bona fide offer and in no event shall the Trustee pay a price less than the fair market value of the Company Stock.

            7.6.6 Multiple Classes of Stock. If Company Stock acquired with the proceeds of an Exempt Loan (described in Section 5.4 hereof) is available for distribution and consists of more than one class, a Participant or his Beneficiary must receive substantially the same proportion of each such class.

     7.7 Distribution for Minor Beneficiary. In the event a distribution is to be made to a minor, then the Administrator may direct that such distribution be paid to the legal guardian, or if none, to a parent of such Beneficiary or a responsible adult with whom the Beneficiary maintains his residence, or to the custodian for such Beneficiary under the Uniform Gift to Minors Act or Gift to Minors Act, if such is permitted by the laws of the state in which said Beneficiary resides. Such a payment to the legal guardian, custodian or parent of a minor Beneficiary shall fully discharge the Trustee, Employer, and Plan from further liability on account thereof.

     7.8 Location of Participant or Beneficiary Unknown. In the event that all, or any portion, of the distribution payable to a Participant or his Beneficiary hereunder shall, at the later of the Participant's attainment of age 62 or his Normal Retirement Age, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his Beneficiary, the amount so distributable shall be treated as a Forfeiture pursuant to the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being reallocated, such benefit shall be restored.

     7.9    Put Option.

            7.9.1 Participant Right. If Company Stock which was not acquired with the proceeds of an Exempt Loan is distributed to a Participant and such Company Stock is not readily tradeable on an established securities market, a Participant has a right to require the Employer to repurchase the Company Stock distributed to such Participant under a fair valuation formula. Such Stock shall be subject to the provisions of Section 7.9.3, below.

            7.9.2 Required Put Option. Company Stock which is acquired with the proceeds of an Exempt Loan and which is not publicly traded when distributed, or if it is subject to a trading limitation when distributed, must be subject to a put option. For purposes of this Section, a "trading limitation" on a Company Stock is a restriction under any Federal or State securities law or any regulation thereunder, or an agreement (not prohibited by Section 7.12) affecting the Company Stock which would make the Company Stock not as freely tradeable as stock not subject to such restriction.

            7.9.3 Exercise of Put Option. The put option shall be exercisable during the period commencing as of the first day following the date the Company Stock is distributed to the Former Participant and ending 60 days thereafter and if not exercised within such 60-day period, an additional 60- day option period shall commence on the first day of the Plan Year following the date the Company Stock was distributed to the Former Participant (or, if later, the first day following the end of the initial 60-day period as is provided in regulations promulgated by the Secretary of the Treasury.

               A. The put option shall commence as of the day following the date the Company Stock is distributed to the Former Participant and end 60 days thereafter and if not exercised within such 60-day period, an additional 60-day option shall commence on the first day of the fifth month of the Plan Year next following the date the stock was distributed to the Former Participant (or such other 60-day period as provided in regulations promulgated by the Secretary of the Treasury). However, in the case of Company Stock that is publicly traded without restrictions when distributed but ceases to be so traded within either of the 60-day periods described herein after distribution, the Employer must notify each holder of such Company Stock in writing on or before the tenth day after the date the Company Stock ceases to be so traded that for the remainder of the applicable 60-day period the Company Stock is subject to the put option. The number of days between the tenth day and the date on which notice is actually given, if later than the tenth day, must be added to the duration of the put option. The notice must inform distributees of the term of the put options that they are to hold. The terms must satisfy the requirements of this Section.

               B. The put option is exercised by the holder notifying the Employer in writing that the put option is being exercised; the notice shall state the name and address of the holder and the number of shares to be sold. The period during which a put option is exercisable does not include any time when a distributee is unable to exercise it because the party bound by the put option is prohibited from honoring it by applicable Federal or State law. The price at which a put option must be exercisable is the value of the Company Stock determined in accordance with Section 6.2, above. Payment under the put option involving a "Total Distribution" shall be paid in substantially equal monthly, quarterly, semiannual or annual installments over a period certain beginning not later than thirty (30) days after the exercise of the put option and not extending beyond (5) years. The deferral of payment is reasonable if adequate security and a reasonable interest rate on the unpaid amounts are provided. The amount to be paid under the put option involving installment distributions must be paid not later than thirty (30) days after the exercise of the put option. Payment under a put option must not be restricted by the provisions of a loan or any other arrangement, including the terms of the Employer's articles of incorporation, unless so required by applicable state law.

               C. For purposes of this Section, "Total Distribution" means a distribution to a Participant or his Beneficiary within one taxable year of the entire Vested Participant's Account.

            7.9.4 Limitation. An arrangement involving the Plan that creates a put option must not provide for the issuance of put options other than as provided under this Section. The Plan (and the Trust Fund) must not otherwise obligate itself to acquire Company Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

     7.10 Nonterminable Protections and Rights. Except as provided in Section 4.3.15, above, and Section 7.9.2, below, no Company Stock acquired with the proceeds of a loan described in Section 5.4 hereof may be subject to a put, call, or other option, or buy-sell or similar arrangement when held by and when distributed from the Trust Fund, whether or not the Plan is then an ESOP. The protections and rights granted in this Section are nonterminable, and such protections and rights shall continue to exist under the terms of this Plan so long as any Company Stock acquired with the proceeds of a loan described in
Section 5.4 hereof is held by the Trust Fund or by any Participant or other person for whose benefit such protections and rights have been created, and neither the repayment of such loan nor the failure of the Plan to be an ESOP, nor an amendment of the Plan shall cause a termination of said protections and rights.

     7.11 Qualified Domestic Relations Order Distribution. All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order." Furthermore, a distribution to an "alternate payee" shall be permitted if such distribution is authorized by a "qualified domestic relations order," even if the affected Participant has not separated from service and has not reached the "earliest retirement age" under the Plan. For the purposes of this Section, "alternate payee," "qualified domestic relations order" and "earliest retire ment age" shall have the meaning set forth under Code Section 414(p).

8.   TRUSTEE

     8.1 Basic Responsibilities of the Trustee. The Trustee shall have the following categories of responsibilities:

            8.1.1 Investment. Consistent with the "funding policy and method" determined by the Employer, to invest, manage, and control the Plan assets subject, however, to the direction of an Investment Manager if the Trustee should appoint such manager as to all or a portion of the assets of the Plan;

            8.1.2 Benefits. At the direction of the Administrator, to pay benefits required under the Plan to be paid to Participants, or, in the event of their death, to their Beneficiaries;

            8.1.3 Records. To maintain records of receipts and disbursements and furnish to the Employer and/or Administrator for each Plan Year a written annual report per Section 8.7; and

            8.1.4 Co-Trustees. If there shall be more than one Trustee, they shall act by a majority of their number, but may authorize one or more of them to sign papers on their behalf.

     8.2    Investment Powers and Duties of the Trustee.

            8.2.1 General. The Trustee shall invest and reinvest the Trust Fund to keep the Trust Fund invested without distinction between principal and income and in such securities or property, real or personal, wherever situated, as the Trustee shall deem advisable, including, but not limited to, stocks, common or preferred, bonds and other evidences of indebtedness or ownership, and real estate or any interest therein. The Trustee shall at all times in making investments of the Trust Fund consider, among other factors, the short and long-term financial needs of the Plan on the basis of information furnished by the Employer. In making such investments, the Trustee shall not be restricted to securities or other property of the character expressly authorized by the applicable law for trust investments; however, the Trustee shall give due regard to any limitations imposed by the Code or the Act so that at all times the Plan may qualify as an Employee Stock Ownership Plan and Trust.

            8.2.2 Banks. The Trustee may employ a bank or trust company pursuant to the terms of its usual and customary bank agency agreement, under which the duties of such bank or trust company shall be of a custodial, clerical and record-keeping nature.

            8.2.3 Pooled Funds. The Trustee may from time to time with the consent of the Employer transfer to a common, collective, or pooled trust fund maintained by any corporate Trustee hereunder, all or such part of the Trust Fund as the Trustee may deem advisable, and such part or all of the Trust Fund so transferred shall be subject to all the terms and provisions of the common, collective, or pooled trust fund which contemplate the commingling for investment purposes of such trust assets with trust assets of other trusts. The Trustee may, from time to time with the consent of the Employer, withdraw from such common, collective, or pooled trust fund all or such part of the Trust Fund as the Trustee may deem advisable.

            8.2.4 Sale of Company Stock. In the event the Trustee invests any part of the Trust Fund, pursuant to the directions of the Administrator, in any shares of stock issued by the Employer, and the Administrator thereafter directs the Trustee to dispose of such investment, or any part thereof, under circumstances which, in the opinion of counsel for the Trustee, require registration of the securities under the Securities Act of 1933 and/or qualification of the securities under the Blue Sky laws of any state or states, then the Employer at its own expense, will take or cause to be taken any and all such action as may be necessary or appropriate to effect such registration and/or qualification.

            8.2.5 Insurance. The Trustee, at the direction of the Administrator, shall ratably apply for, own, and pay premiums on Contracts on the lives of the Participants. If a life insurance policy is to be purchased for a Participant, the aggregate premium for ordinary life insurance for each Participant must be less than 50% of the aggregate of the contributions and Forfeitures to the credit of the Participant at any particular time. If term insurance is purchased with such contributions, the aggregate premium must be less than 25% of the aggregate contributions and Forfeitures allocated to a Participant's Account. If both term insurance and ordinary life insurance are purchased with such contributions, the amount expended for term insurance plus one-half of the premium for ordinary life insurance may not in the aggregate exceed 25% of the aggregate contributions and Forfeitures allocated to a Participant's Account. The Trustee must convert the entire value of the life insurance contracts at or before retirement into cash or provide for a periodic income so that no portion of such value may be used to continue life insurance protection beyond retirement, or distribute the Contracts to the Participant. In the event of any conflict between the terms of this Plan and the terms of any insurance Contract purchased hereunder, the Plan provisions shall control.

     8.3 Other Powers of the Trustee. The Trustee, in addition to all powers and authorities under common law, statutory authority, including the Act, and other provisions of the Plan, shall have the following powers and authorities, to be exercised in the Trustee's sole discretion:

            8.3.1 Purchase Securities. To purchase, or subscribe for, any securities or other property and to retain the same. In conjunction with the purchase of securities, margin accounts may be opened and maintained;

            8.3.2 Sell Securities. To sell, exchange, convey, transfer, grant options to purchase, or otherwise dispose of any securities or other property held by the Trustee, by private contract or at public auction. No person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency, or propriety of any such sale or other disposition, with or without advertisement;

            8.3.3 Voting, Etc. Subject to Section 8.4, below, with respect to Company Stock, to vote upon any stocks, bonds, or other securities; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options, and to make any payments incidental thereto; to oppose, or to consent to, or otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities, or other property;

            8.3.4 Title. To cause any securities or other property to be registered in the Trustee's own name or in the name of one or more of the Trustee's nominees, and to hold any investments in bearer form, but the books and records of the Trustee shall at all times show that all such investments are part of the Trust Fund;

            8.3.5 Borrow. To borrow or raise money for the purposes of the Plan in such amount, and upon such terms and conditions, as the Trustee shall deem advisable; and for any sum so borrowed, to issue a promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency, or propriety of any borrowing;

            8.3.6 Liquid Investments. To keep such portion of the Trust Fund in cash or cash balances as the Trustee may, from time to time, deem to be in the best interests of the Plan, without liability for interest thereon;

            8.3.7 Holding Period. To accept and retain for such time as the Trustee may deem advisable any securities or other property received or acquired as Trustee hereunder, whether or not such securities or other property would normally be purchased as investments hereunder;

            8.3.8 Transfer Payments. To make, execute, acknowledge, and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;

            8.3.9 Disputes. To settle, compromise, or submit to arbitration any claims, debts, or damages due or owing to or from the Plan, to commence or defend suits or legal or administrative proceedings, and to represent the Plan in all suits and legal and administrative proceedings;

            8.3.10 Agents. To employ suitable agents and counsel and to pay their reasonable expenses and compensation, and such agent or counsel may or may not be agent or counsel for the Employer;

            8.3.11 Insurance. To apply for and procure from responsible insurance companies, to be selected by the Administrator, as an investment of the Trust Fund such annuity, or other Contracts (on the life of any Participant) as the Administrator shall deem proper; to exercise, at any time or from time to time, whatever rights and privileges may be granted under such annuity, or other Contracts; to collect, receive, and settle for the proceeds of all such annuity or other Contracts as and when entitled to do so under the provisions thereof;

            8.3.12 Accounts. To invest funds of the Trust in time deposits or savings accounts bearing a reasonable rate of interest in the Trustee's bank;

            8.3.13 Treasury Securities. To invest in Treasury Bills and other forms of United States government obligations;

            8.3.14 Mutual Funds. To invest in shares of investment companies registered under the Investment Company Act of 1940;

8.3.15 Insured Deposits. To deposit monies in federally insured savings accounts or certificates of deposit in banks or savings and loan associations;

            8.3.16 Voting Company Stock.  To vote Company Stock as provided in
Section 8.4;

            8.3.17 Reorganizations, Etc. To consent to or otherwise participate in reorganizations, recapitalizations, consolidations, mergers and similar transactions with respect to Company Stock or any other securities and to pay any assessments or charges in connection therewith;

            8.3.18 Voting Trust, Etc. To deposit such Company Stock (but only if such deposit does not violate the provisions of Section 8.4 hereof) or other securities in any voting trust, or with any protective or like committee, or with a trustee or with depositories designated thereby;

            8.3.19 Options, Etc. To sell or exercise any options, subscription rights and conversion privileges and to make any payments incidental thereto;

            8.3.20 Exercise Powers. To exercise any of the powers of an owner, with respect to such Company Stock and other securities or other property comprising the Trust Fund. The Administrator, with the Trustee's approval, may authorize the Trustee to act on any administrative matter or class of matters with respect to which direction or instruction to the Trustee by the Administrator is called for hereunder without specific direction or other instruction from the Administrator;

            8.3.21 Options. To sell, purchase and acquire put or call options if the options are traded on and purchased through a national securities exchange registered under the Securities Exchange Act of 1934, as amended, or, if the options are not traded on a national securities exchange, are guaranteed by a member firm of the New York Stock Exchange;

            8.3.22 Other. To do all such acts and exercise all such rights and privileges, although not specifically mentioned herein, as the Trustee may deem necessary to carry out the purposes of the Plan.

     8.4 Voting Company Stock. All voting rights with respect to Company Stock held by the Trustee shall be voted in accordance with the provisions of this
Section 8.4.

            8.4.1 Voting Rights Pass-Through. If the Employer has a registration-type class of securities or, with respect to Company Stock acquired by, or transferred to, the Plan in connection with a securities acquisition loan (as defined in Code Section 133(b)) after July 10, 1989, each Participant or Beneficiary shall be entitled to direct the Trustee as to the manner in which the Company Stock which is entitled to vote and which is allocated to the Company Stock Account of such Participant or Beneficiary is to be voted.

               A. If the Employer does not have a registration-type class of securities, with respect to Company Stock other than Company Stock acquired by, or transferred to, the Plan in connection with a securities acquisition loan (as defined in Code Section 133(b)) after July 10, 1989, each Participant or Beneficiary in the Plan shall be entitled to direct the Trustee as to the manner in which voting rights on shares of Company Stock which are allocated to the Company Stock Account of such Participant or Beneficiary are to be exercised with respect to any corporate matter which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as prescribed in Regulations.

               B. For purposes of this Section the term "registration-type class of securities" means: (i) a class of securities required to be registered under
Section 12 of the Securities Exchange Act of 1934; and (ii) a class of securities which would be required to be so registered except for the exemption from registration provided in subsection (g)(2)(H) of such Section 12 of such Act.

            8.4.2 Other. If the Employer does not have a registration-type class of securities and the by-laws of the Employer require the Plan to vote an issue in a manner that reflects a one-man, one- vote philosophy, each Participant or Beneficiary shall be entitled to cast one vote on an issue and the Trustee shall vote the shares held by the Plan in proportion to the results of the votes cast on the issue by the Participants and Beneficiaries.

            8.4.3 Vote by Trustee Absent Participant Directions. The Trustee shall be entitled to exercise, in such manner as the Trustee deems appropriate, all voting rights attributable to Company Stock (a) which is held unallocated in the Unallocated Company Stock Suspense Account or (b) for which the Trustee proffers pass-through voting rights in accordance with Section 8.3.1, above, and for which the Trustee does not receive any written direction from the Participant as to the manner in which votes shall be cast with respect to shares held in the Participant's account.

            8.4.4 Pledged Shares Voted Under Voting Agreement. If any agreement entered into by the Trust provides for voting of any shares of Company Stock pledged as security for any obligation of the Plan, then such shares of Company Stock shall be voted in accordance with such agreement.

     8.5    Duties Of The Trustee Regarding Payments.

            8.5.1 Distributions. The Trustee shall make distributions from the Trust Fund at such times and in such numbers of shares or other units of Company Stock and amounts of cash to or for the benefit of the person entitled thereto under the Plan as the Administrator directs in writing. Any undistributed part of a Participant's interest in his accounts shall be retained in the Trust Fund until the Administrator directs its distribution. Where distribution is directed in Company Stock, the Trustee shall cause an appropriate certificate to be issued to the person entitled thereto and mailed to the address furnished it by the Administrator. Any portion of a Participant's Account to be distributed in cash shall be paid by the Trustee mailing its check to the same person at the same address. If a dispute arises as to who is entitled to or should receive any benefit or payment, the Trustee may withhold or cause to be withheld such payment until the dispute has been resolved.

            8.5.2 Administrator Directions. As directed by the Administrator, the Trustee shall make payments out of the Trust Fund. Such directions or instructions need not specify the purpose of the payments so directed and the Trustee shall not be responsible in any way respecting the purpose or propriety of such payments except as mandated by the Act.

            8.5.3 Returned Payment. In the event that any distribution or payment directed by the Administrator shall be mailed by the Trustee to the person specified in such direction at the latest address of such person filed with the Administrator, and shall be returned to the Trustee because such person cannot be located at such address, the Trustee shall promptly notify the Administrator of such return. Upon the expiration of sixty (60) days after such notification, such direction shall become void and unless and until a further direction by the Administrator is received by the Trustee with respect to such distribution or payment, the Trustee shall thereafter continue to administer the Trust as if such direction had not been made by the Administrator. The Trustee shall not be obligated to search for or ascertain the whereabouts of any such person.

     8.6 Trustee's Compensation and Expenses and Taxes. The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon in writing by the Employer and the Trustee. An individual serving as Trustee who already receives full-time pay from the Employer shall not receive compensation from the Plan. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees incurred by it as Trustee. Such compensation and expenses shall be paid from the Trust Fund unless paid or advanced by the Employer. All taxes of any kind and all kinds whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund or the income thereof, shall be paid from the Trust Fund.

     8.7 Annual Report of the Trustee. Within a reasonable period of time after the later of the Anniversary Date or receipt of the Employer's contribution for each Plan Year, the Trustee shall furnish to the Employer and Administrator a written statement of account with respect to the Plan Year for which such contribution was made.

            8.7.1 Contents. Such report shall set forth (a) the net income, or loss, of the Trust Fund; (b) the gains, or losses, realized by the Trust Fund upon sales or other disposition of the assets; (c) the increase, or decrease, in the value of the Trust Fund; (d) all payments and distributions made from the Trust Fund; and (e) such further information as the Trustee or Administrator deems appropriate.

            8.7.2 Employer Review. The Employer, forthwith upon its receipt of each such statement of account, shall acknowledge receipt thereof in writing and advise the Trustee and/or Administrator of its approval or disapproval thereof. Failure by the Employer to disapprove any such statement of account within thirty (30) days after its receipt thereof shall be deemed an approval thereof. The approval by the Employer of any statement of account shall be binding as to all matters embraced therein as between the Employer and the Trustee to the same extent as if the account of the Trustee had been settled by judgment or decree in an action for a judicial settlement of its account in a court of competent jurisdiction in which the Trustee, the Employer and all persons having or claiming an interest in the Plan were parties; provided, however, that nothing herein contained shall deprive the Trustee of its right to have its accounts judicially settled if the Trustee so desires.

     8.8    Audit.

            8.8.1 Conduct. If an audit of the Plan's records shall be required by the Act and the regulations thereunder for any Plan Year, the Administrator shall direct the Trustee to engage on behalf of all Participants an independent qualified public accountant for that purpose. Such accountant shall, after an audit of the books and records of the Plan in accordance with generally accepted auditing standards, within a reasonable period after the close of the Plan Year, furnish to the Administrator and the Trustee a report of his audit setting forth his opinion as to whether any statements, schedules or lists that are required by Act Section 103 or the Secretary of Labor to be filed with the Plan's annual report, are presented fairly in conformity with generally accepted accounting principles applied consistently. All auditing and accounting fees shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund.

            8.8.2 Information. If some or all of the information necessary to enable the Administrator to comply with Act Section 103 is maintained by a bank, insurance company, or similar institution, regulated and supervised and subject to periodic examination by a state or federal agency, it shall transmit and certify the accuracy of that information to the Administrator as provided in Act
Section 103(b) within one hundred twenty (120) days after the end of the Plan Year or by such other date as may be pre scribed under regulations of the Secretary of Labor.

     8.9    Resignation, Removal and Succession of Trustee.

            8.9.1 Resignation. The Trustee may resign at any time by delivering to the Employer, at least thirty (30) days before its effective date, a written notice of his resignation.

            8.9.2 Removal. The Employer may remove the Trustee by mailing by registered or certified mail, addressed to such Trustee at his last known address, at least thirty (30) days before its effective date, a written notice of his removal.

            8.9.3 Successor. Upon the death, resignation, incapacity, or removal of any Trustee, a successor may be appointed by the Employer; and such successor, upon accepting such appoint ment in writing and delivering same to the Employer, shall, without further act, become vested with all the estate, rights, powers, discretions, and duties of his predecessor with like respect as if he were originally named as a Trustee herein. Until such a successor is appointed, the remaining Trustee or Trustees shall have full authority to act under the terms of the Plan.

            8.9.4 Designation of Successor. The Employer may designate one or more successors prior to the death, resignation, incapacity, or removal of a Trustee. In the event a successor is so designated by the Employer and accepts such designation, the successor shall, without further act, become vested with all the estate, rights, powers, discretions, and duties of his predecessor with the like effect as if he were originally named as Trustee herein immediately upon the death, resignation, incapacity, or removal of his predecessor.

            8.9.5 Statement. Whenever any Trustee hereunder ceases to serve as such, he shall furnish to the Employer and Administrator a written statement of account with respect to the portion of the Plan Year during which he served as Trustee. This statement shall be either (a) included as part of the annual statement of account for the Plan Year required under Section 8.7, or (b) set forth in a special statement. Any such special statement of account should be rendered to the Employer no later than the due date of the annual statement of account for the Plan Year. The procedures set forth in Section 8.7 for the approval by the Employer of annual statements of account shall apply to any special statement of account rendered hereunder and approval by the Employer of any such special statement in the manner provided in Section 8.7 shall have the same effect upon the statement as the Employer's approval of an annual statement of account. No successor to the Trustee shall have any duty or responsibility to investigate the acts or transactions of any predecessor who has rendered all statements of account required by Section 8.7 and this subsection.

     8.10 Transfer of Interest. Notwithstanding any other provision contained in this Plan, the Trustee at the direction of the Administrator shall transfer the Vested interest, if any, of such Participant in his account to another trust forming part of a pension, profit sharing or stock bonus plan maintained by such Participant's new employer and represented by said employer in writing as meeting the requirements of Code Section 401(a), provided that the trust to which such transfers are made permits the transfer to be made.

     8.11 Direct Rollover. This Section applies to distributions made on or after January 1, 1993.

            8.11.1 Rule. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributees election under this Section, a "distributee" may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

            8.11.2 Definitions. For purposes of this Section 8.11:

               A. An "eligible rollover" distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributees designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

               B. An "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

               C. A "distributee" includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

               D. A "direct rollover" is a payment by the plan to the eligible retirement plan specified by the distributee.

9.   AMENDMENT, TERMINATION AND MERGERS

     9.1 Amendment.

            9.1.1 General. The Employer shall have the right at any time to amend the Plan, subject to the limitations of this Section, by action of its Board of Directors or such committee as the Board may designate or authorize to amend the Plan. However, any amendment which affects the rights, duties or responsibilities of the Trustee and Administrator may only be made with the Trustee's and Administrator's written consent. Any such amendment shall become effective as provided therein upon its execution. The Trustee shall not be required to execute any such amendment unless the Trust provisions contained herein are a part of the Plan and the amendment affects the duties of the Trustee hereunder.

            9.1.2 Limitation. No amendment to the Plan shall be effective if it authorizes or permits any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to any purpose other than for the exclusive benefit of the Participants or their Beneficiaries or estates; or causes any reduction in the amount credited to the account of any Participant; or causes or permits any portion of the Trust Fund to revert to or become property of the Employer.

            9.1.3 Protected Benefits. Except as permitted by Regulations, n Plan amendment or transaction having the effect of a Plan amendment (such as a merger, plan transfer or similar transaction) shall be effective to the extent it eliminates or reduces any "Section 411(d)(6) protected benefit" or adds or modifies conditions relating to "Section 411(d)(6) protected benefits" the result of which is a further restriction on such benefit unless such protected benefits are preserved with respect to benefits accrued as of the later of the adoption date or effective date of the amendment. "Section 411(d)(6) protected benefits" are benefits described in Code Section 411(d)(6)(A), early retirement benefits and retirement-type subsidies, and optional forms of benefit. In addition, no such amendment shall have the effect of terminating the protections and rights set forth in Section 7.12, unless such termination shall then be permitted under the applicable provisions of the Code and Regulations; such a termination is currently expressly prohibited by Regulation 54.4975-11(a)(3)(ii).

     9.2    Termination.

            9.2.1 Employer Right; Vesting. The Employer shall have the right at any time to terminate the Plan by delivering to the Trustee and Administrator written notice of such termination. Upon any full or partial termination, all amounts credited to the affected Participants' Accounts shall become 100% Vested as provided in Section 7.4 and shall not thereafter be subject to forfeiture, and all unallocated amounts shall be allocated to the accounts of all Participants in accordance with the provisions hereof.

            9.2.2 Distribution of Trust Fund. Upon the full termination of the Plan, the Employer shall direct the distribution of the assets of the Trust Fund to Participants in a manner which is consistent with and satisfies the provisions of Sections 7.5 and 7.6. Except as permitted by Regulations, the termination of the Plan shall not result in the reduction of "Section 411(d)(6) protected benefits" in accordance with Section 9.1.3, above.

     9.3    Merger or Consolidation.

            9.3.1 General. This Plan and Trust may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other plan and trust only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the plan immediately after such transfer, merger or consolidation, are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation, and such transfer, merger or consolidation does not otherwise result in the elimination or reduction of any "Section 411(d)(6) protected benefits" in accordance with Section 9.1.3, above.

            9.3.2 Merger with Pacific Capital Bancorp. Effective as of January 1, 1999, the Merged ESOP (as defined in Section 7.4.2, above) shall merge with and into this Plan. The entire account balance of each Participant in the Merged ESOP shall be continued into and maintained under this Plan. In accordance with
Section 9.1.3, above, such merger shall not result in the elimination or reduction of any "Section 411(d)(6) protected benefits" of any person who was a participant in the Merged ESOP.

10.  MISCELLANEOUS

     10.1 Participant's Rights. This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon him as a Participant of this Plan.

     10.2   Alienation.

            10.2.1 Prohibition. Subject to the exceptions provided below, no benefit which shall be payable out of the Trust Fund to any person (including a Participant or his Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized by the Trustee, except to such extent as may be required by law.

            10.2.2 Exception: QDROs. This provision shall not apply to a "qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order", a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under the Plan.

     10.3 Construction of Plan. This Plan and Trust shall be construed and enforced according to the Act and the laws of the State of California, other than its laws respecting choice of law, to the extent not preempted by the Act.

     10.4 Gender and Number. Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

     10.5 Legal Action. In the event any claim, suit, or proceeding is brought regarding the Trust and/or Plan established hereunder to which the Trustee or the Administrator may be a party, and such claim, suit, or proceeding is resolved in favor of the Trustee or Administrator, they shall be entitled to be reimbursed from the Trust Fund for any and all costs, attorney's fees, and other expenses pertaining thereto incurred by them for which they shall have become liable.

     10.6   Prohibition Against Diversion of Funds.

            10.6.1 Exclusive Benefit. Except as provided below and otherwise specifically permitted by law, it shall be impossible by operation of the Plan or of the Trust, by termination of either, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any trust fund maintained pursuant to the Plan or any funds contributed thereto to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Retired Participants, or their Beneficiaries.

            10.6.2 Excess Contributions. In the event the Employer shall make an excessive contribution under a mistake of fact pursuant to Act Section 403(c)(2)(A), the Employer may demand repay ment of such excessive contribution at any time within one (1) year following the time of payment and the Trustees shall return such amount to the Employer within the one (1) year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer but any losses attributable thereto must reduce the amount so returned.

     10.7 Bonding. Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond, $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such person, group, or class to be covered and their predecessors, if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in Act Section 412(a)(2)), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in the Plan to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

     10.8 Employer's and Trustee's Protective Clause. Neither the Employer nor the Trustee, nor their successors, shall be responsible for the validity of any Contract issued hereunder or for the failure on the part of the insurer to make payments provided by any such Contract, or for the action of any person which may delay payment or render a Contract null and void or unenforceable in whole or in part.

     10.9 Insurer's Protective Clause. Any insurer who shall issue Contracts hereunder shall not have any responsibility for the validity of this Plan or for the tax or legal aspects of this Plan. The insurer shall be protected and held harmless in acting in accordance with any written direction of the Trustee, and shall have no duty to see to the application of any funds paid to the Trustee, nor be required to question any actions directed by the Trustee. Regardless of any provision of this Plan, the insurer shall not be required to take or permit any action or allow any benefit or privilege contrary to the terms of any Contract which it issues hereunder, or the rules of the insurer.

     10.10 Receipt and Release for Payments. Any payment to any Participant, his legal representative, Beneficiary, or to any guardian or committee appointed for such Participant or Beneficiary in accordance with the provisions of the Plan, shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee and the Employer, either of whom may require such Participant, legal representative, Beneficiary, guardian or committee, as a condition precedent to such payment, to execute a receipt and release thereof in such form as shall be determined by the Trustee or Employer.

     10.11 Action by the Employer. Whenever the Employer under the terms of the Plan is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

     10.12 Named Fiduciaries and Allocation of Responsibility. The "named Fiduciaries" of this Plan are (i) the Employer, (ii) the Administrator and (iii) the Trustee. The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under the Plan. In general, the Employer shall have the sole responsibility for making the contributions provided for under Section 4.1; and shall have the sole authority to appoint and remove the Trustee and the Administrator; to formulate the Plan's "funding policy and method"; and to amend or terminate, in whole or in part, the Plan. The Administrator shall have the sole responsibility for the administration of the Plan, which responsibility is specifically described in the Plan. The Trustee shall have the sole responsibility of management of the assets held under the Trust, except those assets, the management of which has been assigned to an Investment Manager, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in the Plan. Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under the Plan, and is not required under the Plan to inquire into the propriety of any such direction, information or action. It is intended under the Plan that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under the Plan. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity. In the furtherance of their responsibilities hereunder, the "named Fiduciaries" shall be empowered to interpret the Plan and Trust and to resolve ambiguities, inconsistencies and omissions, which findings shall be binding, final and conclusive.

     10.13 Headings. The headings and subheadings of this Plan have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.

     10.14  Approval by Internal Revenue Service.

            10.14.1Qualification. Notwithstanding anything herein to the contrary, contributions to this Plan are conditioned upon the initial qualification of the Plan under Code Section 401. if the Plan receives an adverse determination with respect to its initial qualification, then the Plan may return such contributions to the Employer within one year after such determination, provided the application for the determination is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan was adopted, or such later date as the Secretary of the Treasury may prescribe.

            10.14.2Deductibility. Notwithstanding any provisions to the contrary, except Sections 3.6, 3.7, and the last clause of Section 4.1.3, any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one (1) year following the disallowance of the deduction, demand repayment of such disallowed contribution and the Trustee shall return such contribution within one (1) year following the disallowance. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

     10.15 Uniformity. All provisions of this Plan shall be interpreted and applied in a uniform, nondiscriminatory manner. In the event of any conflict between the terms of this Plan and any Contract purchased hereunder, the Plan provisions shall control.

     10.16 Securities and Exchange Commission Approval. The Employer may request an interpretative letter from the Securities and Exchange Commission stating that the transfers of Company Stock contemplated hereunder do not involve transactions requiring a registration of such Company Stock under the Securities Act of 1933. In the event that a favorable interpretative letter is not obtained, the Employer reserves the right to amend the Plan and Trust retroactively to their Effective Dates in order to obtain a favorable interpretative letter or to terminate the Plan.

     10.17 Effective Date. Except as otherwise expressly set forth above, this Plan document shall be effective as of January 1, 1998.

















        (Signatures appear on the following page.)

     IN WITNESS WHEREOF, each of the parties has executed this Plan on the date set forth below.

"EMPLOYER:"

PACIFIC CAPITAL BANCORP, a California corporation, formerly known as "SANTA BARBARA BANCORP," for periods on and after January 1, 1999


By
    Jay D. Smith, Senior Vice President


                           Date


SANTA BARBARA BANK & TRUST, a
California corporation, for periods prior to January 1, 1999


By
     Jay D. Smith, Senior Vice President


                           Date
"TRUSTEE:"

SANTA BARBARA BANK & TRUST, a
California corporation


By
    Janice Kroekel, Vice President


                           Date

                     TABLE OF CONTENTS

Section                                                Page

1.   DEFINITIONS..........................................1
     1.1    "Act" or "ERISA"..............................1
     1.2    "Administrator"...............................2
     1.3    "Affiliated Employer".........................2
     1.4    "Aggregate Account"...........................2
     1.5    "Anniversary Date"............................2
     1.6    "Beneficiary".................................2
     1.7    "Code"........................................2
     1.8    "Company Stock"...............................2
     1.9    "Company Stock Account".......................2
     1.10   "Compensation"................................2
     1.11   "Contract" or "Policy"........................3
     1.12   "Current Obligations".........................3
     1.13   "Early Retirement Date".......................4
     1.14   "Eligible Employee"...........................4
     1.15   "Employee"....................................4
     1.16   "Employer"....................................4
     1.17   "ESOP"........................................4
     1.18   "Exempt Loan".................................4
     1.19   "Fiduciary"...................................4
     1.20   "Fiscal Year".................................4
     1.21   "Forfeiture"..................................4
     1.22   "Former Participant"..........................5
     1.23   "415 Compensation"............................5
     1.24   "Highly Compensated Employee".................5
     1.25   "Highly Compensated Participant"..............5
     1.26   "Hour of Service".............................5
     1.27   "Investment Manager"..........................6
     1.28   "Key Employee"................................6
     1.29   "Late Retirement Date"........................7
     1.30   "Leased Employee".............................7
     1.31   "Non-Highly Compensated Participant"..........7
     1.32   "Non-Key Employee"............................7
     1.33   "Normal Retirement Age".......................7
     1.34   "Normal Retirement Date"......................7
     1.35   "1-Year Break in Service".....................8
     1.36   "Other Investments Account"...................8
     1.37   "Participant".................................8
     1.38   "Participant's Account".......................8
     1.39   "Plan"........................................8
     1.40   "Plan Year"...................................8
     1.41   "Regulation"..................................8
     1.42   "Retired Participant".........................8
     1.43   "Retirement Date".............................9
     1.44   "Super Top Heavy Plan"........................9

Section                                                Page

     1.45   "Terminated Participant"......................9
     1.46   "Top Heavy Plan"..............................9
     1.47   "Top Heavy Plan Year".........................9
     1.48   "Top Paid Group"..............................9
     1.49   "Total and Permanent Disability".............10
     1.50   "Trustee"....................................10
     1.51   "Trust Fund".................................10
     1.52   "Unallocated Company Stock Suspense Account".10
     1.53   "Vested".....................................10
     1.54   "Year of Service"............................10

2.   TOP HEAVY AND ADMINISTRATION........................11
     2.1    Top Heavy Plan Requirements..................11
     2.2    Determination Of Top Heavy Status............11
     2.3    Powers and Responsibilities of the Employer..13
     2.4    Administrator................................14
     2.5    Allocation and Delegation of Responsibilities14
     2.6    Powers and Duties of the Administrator.......14
     2.7    Records and Reports..........................15
     2.8    Appointment of Advisers......................15
     2.9    Information From Employer....................15
     2.10   Payment of Expenses..........................16
     2.11   Majority Actions.............................16
     2.12   Claims Procedure.............................16
     2.13   Claims Review Procedure......................16

3.   ELIGIBILITY.........................................17
     3.1    Conditions of Eligibility....................17
     3.2    Application for Participation................17
     3.3    Effective Date of Participation..............17
     3.4    Determination of Eligibility.................17
     3.5    Termination of Eligibility...................17
     3.6    Omission Of Eligible Employee................17
     3.7    Inclusion of Ineligible Employee.............18
     3.8    Election Not to Participate..................18

4.   CONTRIBUTION AND ALLOCATION.........................18
     4.1    Formula For Determining Employer's
            Contribution.................................18
     4.2    Time of Payment of Employer's Contribution...18
     4.3    Allocation of Contribution, Forfeitures and
            Earnings.....................................18
     4.4    Maximum Annual Additions.....................22
     4.5    Adjustment For Excessive Annual Additions....25
     4.6    Directed Investment of Accounts..............26

Section                                                Page

5.   FUNDING AND INVESTMENT POLICY.......................27
     5.1    Investment Policy............................27
     5.2    Application Of Cash..........................28
     5.3    Transactions Involving Company Stock.........28
     5.4    Loans to the Trust...........................28

6.   VALUATIONS..........................................29
     6.1    Valuation of the Trust Fund..................29
     6.2    Method of Valuation..........................29

7.   DETERMINATION AND DISTRIBUTION OF BENEFITS..........30
     7.1    Determination of Benefits Upon Retirement....30
     7.2    Determination of Benefits Upon Death.........30
     7.3    Determination of Benefits in Event of
            Disability...................................31
     7.4    Determination of Benefits Upon Termination...31
     7.5    Distribution of Benefits.....................35
     7.6    How Plan Benefit Will be Distributed.........38
     7.7    Distribution for Minor Beneficiary...........39
     7.8    Location of Participant or Beneficiary
            Unknown......................................39
     7.9    Put Option...................................40
     7.10   Nonterminable Protections and Rights.........41
     7.11   Qualified Domestic Relations Order
            Distribution.................................41

8.   TRUSTEE.............................................41
     8.1    Basic Responsibilities of the Trustee........41
     8.2    Investment Powers and Duties of the Trustee..41
     8.3    Other Powers of the Trustee..................42
     8.4    Voting Company Stock.........................45
     8.5    Duties Of The Trustee Regarding Payments.....45
     8.6    Trustee's Compensation and Expenses and Taxes46
     8.7    Annual Report of the Trustee.................46
     8.8    Audit........................................47
     8.9    Resignation, Removal and Succession of
            Trustee......................................47
     8.10   Transfer of Interest.........................48
     8.11   Direct Rollover..............................48

9.   AMENDMENT, TERMINATION AND MERGERS..................49
     9.1    Amendment....................................49
     9.2    Termination..................................49
     9.3    Merger or Consolidation......................50

10.  MISCELLANEOUS.......................................50
     10.1   Participant's Rights.........................50
     10.2   Alienation...................................50
     10.3   Construction of Plan.........................50

Section                                                Page
-------                                                ----
     10.4   Gender and Number............................51
     10.5   Legal Action.................................51
     10.6   Prohibition Against Diversion of Funds.......51
     10.7   Bonding......................................51
     10.8   Employer's and Trustee's Protective Clause...51
     10.9   Insurer's Protective Clause..................51
     10.10  Receipt and Release for Payments.............52
     10.11  Action by the Employer.......................52
     10.12  Named Fiduciaries and Allocation of
            Responsibility...............................52
     10.13  Headings.....................................52
     10.14  Approval by Internal Revenue Service.........52
     10.15  Uniformity...................................53
     10.16  Securities and Exchange Commission Approval..53
     10.17  Effective Date...............................53

EXHIBIT 10.1.9
                   SANTA BARBARA BANCORP

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

     2.9 "Exchange Act" means the Securities Exchange Act of 1934, as amended.


          H:\WP\BWM\SBBT\OPTION\DIR-96.PLN\dsop-pln-rv8.wpd
                                               12/07/98-bwm
                          -1-

     2.10 "Fair Market Value" means, as of any date, the value of the Common Stock determined as follows.

          2.10.1If the Common Stock is listed on an established stock exchange or a national market system, including without limitation the Nasdaq National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System, the Fair Market Value of a share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in the Common Stock) on the last market trading day prior to the date of determination.

          2.10.2If the Common Stock is quoted on the NASDAQ System (but not on the Nasdaq National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination.

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

3.   STOCK SUBJECT TO THE PLAN

     3.1 Original Reserve. Subject to the provisions of Section 14 and Section 15 of the Plan, the maximum aggregate number of shares which are reserved for issuance upon exercise of Options granted under the Plan is One Hundred Fifty Thousand (150,000) shares of Common Stock.

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

     10.3 Rights as a Shareholder. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing the shares of Common Stock, the Optionee shall have no right to vote or receive dividends or any other rights as a shareholder with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment shall be made in the exercise price payable on the exercise of any Option or the number of shares of Common Stock or other securities or property issuable upon exercise of an Option for any dividend, distribution or other right for which the record date is prior to the date the stock certificate is issued to Optionee with respect to any Optioned Stock, except as provided in Section 14 and Section 15, below.

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

     10.5 Disability of Optionee. Notwithstanding the provisions of Section 10.5, above, if an Optionee's continuous status as a Director is terminated as a result of the Optionee's death or disability, the Optionee or his or her estate or personal representative may exercise the Option to the extent that the Option was exercisable at the date of such termination in whole or in part at any time and from time to time during the twelve (12)-month period from the date of the termination of the Optionee's status as a Director. If the Optionee does not exercise the Option in full during such 12-month period, the unexercised portion of the Option shall terminate at the close of business, California time, on the last business day of such 12-month period and thereafter shall not be exercisable in whole or in part. Notwithstanding anything in this Section to the contrary, if the Option is not exercisable on the date of the termination of the Optionee's status as a Director, then the Option shall terminate simultaneously with the termination of the Optionee's status as a Director and thereafter shall not be exercisable in whole or in part.

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

11.  RELOAD FEATURES

     11.1 Grant of Reload Options. Whenever the holder of an Option granted under this Plan (including any Reload Options granted under the provisions of this Section 11 or Section 13, below) (the "Original Option") exercises the Original Option and makes payment of the exercise price by tendering shares of the Common Stock previously held by the Optionee, then the Optionee shall be entitled to receive and the Company shall grant the Optionee a new option (the "Reload Option") for that number of shares of the Common Stock which is equal to the number of shares tendered by the Optionee in payment of the exercise price for the Original Option being exercised. All such Reload Options granted hereunder shall be on the following terms and conditions.

          11.1.1Exercise Price. The exercise price per share shall be an amount equal to the Fair Market Value per share of the Common Stock as of the date of exercise of the Original Option.

          11.1.2Expiration Date. The term of the Reload Option shall begin as of the date of exercise of the Original Option and, unless terminated sooner pursuant to the terms of this Plan or the Stock Option Agreement, shall terminate five (5) years thereafter.

          11.1.3Vesting Period. Any Reload Option shall become exercisable one
(1) year following the date of grant of such Reload Option. Thereafter the Reload Option shall be fully vested and shall be exercisable in whole or in part at any time and from time to time during the term of the Reload Option.

          11.1.4Other Terms. All other terms of Reload Options granted hereunder shall be identical to the terms and conditions of the Original Option, the exercise of which gives rise to the grant of the Reload Option.

     11.2 Restrictions on Reload Options. Any and all Reload Options granted pursuant to this Section 11 (or Section 13, below) shall be subject to the following conditions and restric tions.

          11.2.1Holding Period of Shares Tendered. No Reload Option shall be granted pursuant to Section 11.1, above, unless the shares of Common Stock tendered upon exercise of the Original Option in payment therefore have been held by the Optionee for a period of more than six (6) months prior to the exercise of the Original Option. The Company may rely on a representation of the Optionee, or such other evidence as the Company deems appropriate, for purposes of determining the holding period of any shares surrendered on exercise of an Option and the compliance of such exercise with the terms of this Plan and any applicable Stock Option Agreement. The Company shall have no obligation to independently investigate the holding period or the propriety of the exercise of any Option or the compliance of such exercise with the terms of this Plan or any applicable Stock Option Agreement.

          11.2.2Holding Period of Original Option Shares. If any of the shares of Common Stock of the Company which are issued upon exercise of the Original Option are sold within one (1) year following the exercise of the Original Option, then the Reload Option shall immediately terminate.

          11.2.3Exception. The holding period restrictions set forth in Sections
11.2.1 and 11.2.2, above, shall not apply to an Optionee's transfer of shares of Common Stock (a) to the Company in payment of all or any portion of the exercise price upon exercise of an Option, whether an Original Option or a Reload Option, or (b) in satisfaction of the Optionee's income tax withholding obligation, if any, by the transfer of shares to the Company or by the Company's withholding of shares that would otherwise be issued as a result of the exercise of an Option, or (c) to the acquiring party in any transaction described in Section 16, below, in which the Company is not the surviving corporation, or (d) to any person described in Section 13.2.1 hereof so long as the transfer satisfies the conditions of Section 13.2 hereof.

12.  TRANSFERABILITY OF OPTIONS

     12.1 Restriction on Transfer.  Except as specifically set forth in Section
13.2 hereof, no Option or Reload Option may be sold, pledged, assigned, hypothecated, transferred, or otherwise disposed of in any manner, other than by will or the laws of descent and distribution.

     12.2.Limited Transferability. A Stock Option Agreement may provide that an Optionee may transfer all or any portion of any Option or Reload Option in accordance with the provisions of this Section 13.2. If a Stock Option Agreement permits the transfer of any Option or Reload Option, any transfer that does not comply with all of the provisions of this Section 13.2 and the Stock Option Agreement shall be null and void ab initio. The provisions of the Stock Option Agreements dealing with the transferability of the Options need not be identical for all Options and the provision for transferability with respect to one Option shall not require the provision for transferability with respect to any other Option.

          12.2.1Permitted Transferees. An Option or Reload Option may be transferred or assigned by the Optionee only to one or more of the following:
(a) the Optionee's spouse, parents and lineal descendants, including adopted children (the "Immediate Family Members"); (b) a trust established by the Optionee and with respect to which all beneficial interests are held by one or more of the Optionee, the Immediate Family Members, and a tax-exempt charitable organization which has only a contingent residual interest in the trust; (c) a partnership or limited liability company established by the Optionee and in which all beneficial interests are held by one or more of the Optionee and the Immediate Family Members; (d) a tax-exempt educational, religious or charitable organization, as those terms are defined in Section 501(c)(3) of the Code; and
(e) such other persons and entities as the Company may specifically approve in writing after written notice from the Optionee. The Company may require as a condition to the transfer of any Option or Reload Option under this Section that the transferee provide to the Company reasonable evidence that the proposed transferee is described in one of the foregoing clauses.

          12.2.2Permitted Transfers. Any transfer of an Option or Reload Option under this Section 13.2 must be either a Donative Transfer, a transfer to a partnership or limited liability company described in clause (c) of Section
13.2.1 above, or a transfer specifically approved in writing by the Company after written notice from the Optionee.

          12.2.3Minimum Transfer. Any transfer of an Option or a Reload Option must be with respect to not less than one hundred (100) shares of Optioned Stock and may be made only in whole number multiples of one hundred (100) shares of Optioned Stock.

          12.2.4Notice to the Company. The Optionee shall give the Company at least ten (10) days prior written notice of any proposed transfer of an Option or Reload Option pursuant to this Section 13.2 and shall include with such notice:

              A.The name and address of the proposed transferee and a statement of the basis on which the proposed transferee is a permitted transferee under
Section 13.2.1 hereof; and

              B.The proposed transferee's written agreement to accept the transferred Option or Reload Option and any shares of Common Stock acquired on exercise of the Option or Reload Option subject to all of the terms and conditions of this Plan and the applicable Stock Option Agreement, including the provisions dealing with the termination of the Option or Reload Option on the death or disability of the Optionee or the termination of the Optionee's status as a Director of the Company.

          12.2.5No Further Transfer. Notwithstanding anything in this Plan or any Stock Option Agreement to the contrary, a transferee of any Option or Reload Option shall not have the right to further transfer all or any portion of the transferred Option, other than (a) by will or the laws of descent and distribution, or (b), if the transferee is a trust, pursuant to the terms of the trust agreement by reason of the death of any settlor.

          12.2.6Further Acts. The Company may require as a condition to the transfer of any Option or Reload Option such additional information and agreements from the Optionee and the proposed transferee as the Company may deem necessary or beneficial for purposes of complying with this Section or any applicable federal or state law, rule or regulation.

          12.2.7Disclaimer. The Company's acceptance of any transfer of an Option or Reload Option shall not be considered legal or tax advice to the Optionee or the proposed transferee as to their compliance with any applicable law, rule or regulation or the legal or tax consequences of such transfer or the subsequent exercise of the transferred Option or the sale or exchange of any of the shares of Common Stock acquired on exercise of the transferred Option.

13.  TAX WITHHOLDING

     To the extent that the exercise of any Option (including any Reload Option) granted hereunder gives rise to an income tax withholding obligation on the part of the Company with respect to the Optionee, the Company may satisfy such obligation on such terms and in accordance with such procedures as it deems appropriate under applicable law. At the election of the Optionee, such withholding obligation may be satisfied through the Optionee's surrender of shares of Common Stock owned by the Optionee or through the Company's retention of shares of the Common Stock which would otherwise be issued as a result of the exercise of the Option. If withholding is made in shares of Common Stock, the Company shall grant to the Optionee a Reload Option, on the terms specified in
Section 11 hereof for the number of shares so withheld.

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

          16.1.1Number of Shares. Any material increase in the number or shares which may be issued pursuant to the Plan (other than in accordance with Section 14 and 15, above);

          16.1.2Eligibility. Any material modification of the requirements as to eligibility for participation in the Plan; or

          16.1.3Increase in Benefits. Any material increase in the benefits accruing to participants under the Plan.

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



Dated: ___________, 1998
                        -----------------------------------
                                  Jay D. Smith, Esq.
                                  Corporate Secretary

EXHIBIT 10.1.24

                 MANAGEMENT RETENTION PLAN
                     January 11, 1999


1.   Establishment of Plan.

     1.1 Establishment of Plan. As of the Effective Date, Santa Barbara Bancorp, a California corporation (the "Company"), hereby jointly establishes a management retention plan to be known as the "Management Retention Plan" (the "Plan"), as set forth in this document.

     1.2 Purpose of Plan. It is expected that in the future the Company may have to consider the possibility of its acquisition by another company or the impact of the occurrence of another change of control event. The Company recognizes that such consideration can be a distraction to key employees and can cause such employees to consider alternative employment opportunities. The Company has determined that it is in its best interest and the best interests of its shareholders to assure that it will have the continued dedication and objectivity of its employees, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) and to provide these employees with an incentive to continue their employment and to motivate these employees to maximize the value of the Company upon a Change of Control for the benefit of its shareholders. The purpose of this Plan is to secure the continued dedication and objectivity of such employees by providing such incentive and motivation through the provision of certain severance benefits upon a termination of employment following a Change of Control.

     1.3 Applicability of Plan. Subject to the terms of this Plan, the benefits provided by this Plan shall be available only to those eligible Employees of the Company who, on or after the Effective Date, receive, execute and return to the Company a Notice of Participation.

2. Definitions. Whenever used in the Plan or any Notice of Participation, the following terms shall have the meanings set forth below.

     2.1 Average Annual Compensation. "Average Annual Compensation" for any Participant means an amount equal to the average of the Participant's annual cash salary and cash bonuses and commissions payable for each of the three (3) full Fiscal Years ended immediately prior to the date of the Termination of Employment as a result of which the Participant is entitled to receive a Severance Payment under this Plan; provided that, if the Termination of Employment occurs during the fourth quarter of any Fiscal Year, the Participant's Average Annual Compensation shall be an amount equal to the greater of (a) the average of the Participant's annual cash salary and cash bonuses and commissions payable for each of the three (3) full Fiscal Years ended immediately prior to the Termination of Employment and (b) the average, determined on the basis of the number of Fiscal Years considered, of the sum of
(i) the Participant's annual cash salary and cash bonuses and commissions payable for each of the two (2) full Fiscal Years ended immediately prior to the Termination of Employment, and (ii) the sum of (A) the annualized cash salary that would be payable to the Participant for the Fiscal Year in which the Termination of

Employment occurs determined on the basis of the monthly salary payable to the Participant for such Fiscal Year and (B) the amount of the cash bonuses and commissions paid to the Participant with respect to the immediately preceding Fiscal Year. If, at the time of the Termination of Employment, the Participant has been employed with the Company for a period of less than three (3) full Fiscal Years, the number of full Fiscal Years of the Company that the Participant has been an employee of the Company shall be substituted for the foregoing references to "three (3) full Fiscal Years of the Company." Section 11 of this Plan sets forth certain provisions for determining a Participant's Average Annual Compensation.

     2.2 Bank. "Bank" means Santa Barbara Bank & Trust, a California corporation and wholly-owned subsidiary of the Company.

     2.3 Board. "Board" means the Board of Directors of the Company or the Bank, as appropriate, as constituted as of the time of the action in question.

     2.4  Cause.

          2.4.1 "Cause" means (a) any act of personal dishonesty taken by the Participant in connection with his or her responsibilities as an Employee and intended to result in substantial personal enrichment of the Participant, (b) the Participant's conviction of a felony, (c) a willful act by the Participant which constitutes gross misconduct and which is injurious to the Company, or (d) continued substantial violations by the Participant of the Participant's employment duties which are demonstrably willful and deliberate on the Participant's part after there has been delivered to the Participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the Participant has not substantially performed his or her duties; provided that cause shall not be deemed to exist under clause (c) or (d) of this Section unless and until (i) there shall have been delivered to the Participant a written notice stating that the Participant was guilty of the conduct described in such clause and specifying the particulars thereof in detail, and (ii) the Participant shall have been provided an opportunity to be heard by the Board (with the assistance of the Participant's counsel if the Participant so desires).

          2.4.2 Notwithstanding anything in this Plan to the contrary, no act or omission on the Participant's part shall be considered "willful" or "deliberate" unless the Partici pant has acted, or failed to act, with an absence of good faith and without a reasonable belief that his or her action or failure to act was in the best interest of the Company.

     2.5  Change of Control.

          2.5.1 "Change of Control" means the occurrence of any of the following events:

              A. An acquisition (other than directly from the Company) of any voting securities of the Company by any person (as that term is used for purposes of Section 13(d) or

14(d) of the Exchange Act), immediately after which such person has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-five percent (35%) or more of the combined voting power of the Company's then outstanding voting securities; provided that in determining whether a Change of Control has occurred, voting securities which are acquired in a Non-Control Acquisition shall not constitute an acquisition which would cause a Change of Control;

              B. A cumulative change in the composition of the Board of the Company occurring during any two-year period, as a result of which fewer than a majority of the directors are Incumbent Directors; provided that no individual shall be considered an Incumbent Director if such individual initially assumed office as a result of either an actual or threatened Election Contest (as described in Rule 14a-11 promulgated under the Exchange Act) (an "Election Contest") or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of the Company (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

              C. Approval by the shareholders of the Company of:

                  (1) A merger, consolidation or reorganization involving the Company or the Bank, unless such merger, consolidation or reorganization is or would be a Non-Control Transaction;

                  (2) A complete liquidation or dissolution of the Company; or

                  (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company or the Bank to any person other than a Subsidiary of the Company;

          2.5.2 Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because any person (the "Subject Person") acquired beneficial ownership of more than the permitted amount of the then outstanding voting securities of the Company as a result of the acquisition of voting securities by the Company which, by reducing the number of voting securities then outstanding, increases the proportional number of voting securities beneficially owned by the Subject Person; provided that if a Change of Control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Company, and, after such acquisition by the Company, the Subject Person becomes the beneficial owner of any additional voting securities which increases the percentage of the then outstanding voting securities beneficially owned by the Subject Person, then a Change of Control shall occur.

          2.5.3 A Change of Control shall not be deemed to occur if one of the events described in Section 2.5.1 above occurs with respect to the Bank.

     2.6 Change of Control Date. "Change of Control Date" means the earliest of (a) the date on which the Change of Control occurs, (b) the date on which the Company executes an agreement, the consummation of which would result in the occurrence of a Change of Control, (c) the date the Board approves a transaction or series of transactions, the consummation of which would result in a Change of Control and
(d) the date the Company fails to satisfy its obligations to have this Plan assumed by any successor to the Company in accordance with Section 7 hereof. If the Change of Control Date occurs as a result of an agreement described in clause (b) of the previous sentence or as a result of the approval of the Board described in clause (c) of the previous sentence and the Change of Control to which such agreement or approval relates (the "Contemplated Change of Control") subsequently is abandoned or does not occur (regardless of the reason for such abandonment or failure of occurrence), then effective as of the date (the "Reset Date") of adoption of a resolution of the Board approved by three-fourths (3/4ths) of the Incumbent Directors then in office certifying that the Contemplated Change of Control is not reasonably likely to occur, neither the Change of Control nor the Change of Control Date shall be deemed to have occurred for any purposes under this Plan; provided that this sentence shall not apply (A) to any Participant whose termination of employment with the Company has occurred on and after the Change of Control Date and on or prior to the Reset Date or (B) if the Contemplated Change of Control subsequently occurs within three (3) months of the Reset Date. Following the Reset Date, the provisions of the Plan shall remain in effect until the Plan is terminated in accordance with the provisions of Section 8 hereof, and a new Severance Window Period shall commence upon the occurrence of a subsequent Change of Control Date. Notwithstanding the first sentence of this Section, if a Participant's employment with the Company terminates prior to the Change of Control Date (regardless of whether or not the contemplated Change of Control is subsequently abandoned or does not occur and whether or not a Reset Date is established) and it is reasonably demonstrated that such termination of employment (x) was at the request of the third party who has taken steps reasonably calculated to effect the Change of Control or (y) otherwise arose in connection with or in anticipation of the Change of Control, then, solely with respect to the affected Participant, the Change of Control Date means the date immediately prior to the date of such Participant's termination of employment and the second sentence of this Section shall not apply.

     2.7. Code.  "Code" means the Internal Revenue Code of 1986, as amended.

     2.8 Company. "Company" means Santa Barbara Bancorp, a California corporation, any of its Subsidiaries, any of its successor entities as provided in Section 7 hereof, and any parent or Subsidiaries of such successor entities. In addition, when used with reference to any act (other than the occurrence of a Change of Control) by or with respect to any Participant or Employee who is an Employee of the Bank or any other Subsidiary of Santa Barbara Bancorp, "Company" means the Bank or the other Subsidiary for whom the person is an Employee, the successor entity of the Bank or other Subsidiary as provided in Section 7 hereof, and any parent or Subsidiary of such successor entity.

     2.9 Designated Agent. "Designated Agent" means the agent designated by the Company from time to time as the person to whom notices and other written communications to the Company, including, but not limited to, a notice of appeal under Section 10 hereof, shall be delivered on behalf of the Company. As of the Effective Date, the Designated Agent is the Company's General Counsel.

     2.10 Disability. "Disability" means that the Participant has been unable to perform all of his or her duties as an Employee as the result of incapacity due to physical or mental illness, and that it has been determined that such inability is total and permanent, which determination shall be made by a physician selected by the Company or its insurers and acceptable to the Participant or the Participant's legal representative (such agreement as to acceptability not to be unreasonably withheld).

     2.11 Effective Date. "Effective Date" means November 24, 1998, the date on which the Plan was approved by the Board.

     2.12 Employee. "Employee" means an individual employed by the Company, the Bank or any other Subsidiary of the Company. For purposes of this Plan, the Chairman of the Board of the Company and the Chairman of the Board of the Bank shall be deemed to employed by the Company and the Bank, respectively.

     2.13 ERISA. "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     2.14 Exchange Act. "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     2.15 Fiscal Year. "Fiscal Year" means fiscal year of the Company or the Bank, as appropriate.

     2.16 Incumbent Directors. "Incumbent Directors" means Directors of the Company who either (a) are Directors of the Company as of the Effective Date, or
(b) are elected, or nominated for election, to the Board of the Company by the affirmative vote of at least a majority of the Incumbent Directors at the time of such election or nomination; provided that, for purposes of clause (b) of this Section, an individual whose election or nomination is effected in connection with an actual or threatened Proxy Contest relating to the election of Directors to the Company shall not be considered an Incumbent Director.

     2.17 Involuntary Termination. "Involuntary Termination" means any of the following: (a) without the Participant's express written consent, the significant reduction of the Participant's duties or responsibilities relative to the Participant's duties or responsibilities in effect immediately prior to such reduction; (b), unless the reduction described in this clause (b) results primarily from a reduction in the amount of the annual cash bonuses and commissions and the reduction in such bonuses and commissions results primarily from a proportionate reduction in the bonus pool available to Employees based on the performance of the Company, a reduction by more than twenty-five percent (25%) in the aggregate amount of the annual base salary and annual cash bonuses or commissions payable to the Participant for any Fiscal Year relative to his or her annual base salary and annual cash bonuses or commissions for the immediately preceding Fiscal Year; (c) a material reduction by the Company in the kind or level of employee benefits to which the Participant is entitled immediately prior to such reduction with the result that the Participant's overall benefits package is significantly reduced; (d) without the Participant's express written consent, the termination of the Participant's status as a member of the Senior Leadership Team of the Company; (e) without the Participant's express written consent, the relocation of the Participant's principal place of employment to a facility or a location more than thirty-five (35) miles from the Participant's then present principal place of employment; (f) any purported termination of the Participant by the Company which is not effected for Cause or as a result of the Participant's death or Disability; or (g) the failure of the Company to obtain the assumption of this Plan by any successor as contemplated in Section 7, hereof.

     2.18 Non-Control Acquisition. "Non-Control Acquisition" means an acquisition of any voting securities of the Company by (a) an employee benefit plan (or a trust forming a part thereof) maintained by the Company or any of its Subsidiaries, (b) the Company or any of its Subsidiaries, or (c) any person in connection with a Non-Control Transaction.

     2.19 Non-Control Transaction. "Non-Control Transaction" means a merger, consolidation or reorganization of the Company where:

          2.19.1the shareholders of the Company, immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization at least fifty-one percent (51%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger, consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the voting securities of the Company immediately before such merger, consolidation or reorganization; and

          2.19.2 the individuals who were Incumbent Directors at the time of the Company's execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially owning, directly or indirectly, a majority of the voting securities of the Surviving Corporation; and

          2.19.3 no person other than (a) the Company, (b) any Subsidiary of the Company, (c) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary of the Company, or (d) any person who, immediately prior to such merger, consolidation or reorganization had beneficial ownership of thirty-five percent (35%) or more of the then outstanding voting securities of the Company), has beneficial ownership of thirty-five percent (35%) or more of the combined voting power of the Surviving Corporation's voting securities outstanding immediately after such merger, consolidation or reorganization.

     2.20 Notice of Participation. "Notice of Participation" means an individualized written Notice of Participation in the Plan from an authorized Employee of the Company. Attached to this Plan is a form of Notice of Participation; provided that the Company may change the form of the Notice of Participation at any time and from time to time. For purposes of this Section 2.20, authorized Employees of the Company shall include, but not be limited to, the Designated Agent and any officer of the Company designated by the Board.

     2.21 Participant. "Participant" means an Employee who meets the eligibility requirements of Section 3 hereof. All references in this Plan to a Participant shall apply equally to and shall include a former Participant whose benefits under the Plan have accrued prior to the termination of the former Participant's employment.

     2.22 Person. "Person" means any person as that term is used for purposes of
Section 13(d) or 14(d) of the Exchange Act.

     2.23 Plan.  "Plan" means this Management Retention Plan.

     2.24 Retiree Health Plan. "Retiree Health Plan" means the Key Employee Retiree Health Plan and the Retiree Health Plan (Non-Key Employee) maintained by the Bank and under which the Bank is obligated to contribute to the payment of the cost of the post-retirement participation by an eligible retired employee and his or her spouses and dependents in the Bank's Group Health Insurance Plan, as that term is defined in the Retire Health Plan.

     2.25 Severance Payment. "Severance Payment" means the severance compensation and other benefits payable to a Participant under Section 4 hereof.

     2.26 Severance Payment Percentage. "Severance Payment Percentage" means, for each Participant, the Severance Payment Percentage determined as follows:

              Description of Position                       Percentage

          Chairman of the Board of the Company              200%
          Chairman of the Board of the Bank                 200%
          Vice Chairman of the Board of the Company         200%
          President and CEO of the Bank                     200%
          Executive Vice President of
              the Company or the Bank                       200%
          Senior Leadership Team Member of
              the Company or the Bank                       150%
          Grade 18, 19 or T6 of
              the Company or the Bank                       100%

The Company shall specify each Participant's Severance Payment Percentage in his or her Notice of Participation; provided that, if there is any discrepancy between the Severance Payment

Percentage set forth above and that set forth in the Notice of Participation, the Severance Payment Percentage set forth above shall control. If the Severance Payment Percentage applicable to any Participant changes (whether an increase or decrease) from that specified in the Notice of Participation previously delivered to the Participant as a result of any change in the Participant's employment position, such change (whether an increase or a decrease) shall be effective as of the date of the change in the employment position and the Company shall have no obligation to deliver to the Participant any new or amended Notice of Participation.

     2.27 Severance Window Period. "Severance Window Period" means the period of twenty-four (24) months immediately following the Change of Control Date.

     2.28 Subsidiary. "Subsidiary" means any corporation or other person or entity of which a majority of its voting power, voting equity securities or equity interests is owned, directly or indirectly, by the Company.

     2.29 Termination of Employment. "Termination of Employment" means the termination of a Participant's employment with the Company, whether such Termination of Employment is as a result of an Involuntary Termination, a voluntary termination by the Participant or otherwise.

3.   Eligibility and Participation.

     3.1 Eligibility. Only Employees who are employed in any of the following positions are eligible to participate in the Plan:

          (a) Chairman of the Board of the Company;
          (b) Chairman of the Board of the Bank;
          (c) Vice Chairman of the Board of the Company
          (d) President and CEO of the Bank;
          (e) Any Executive Vice President of the Bank;
          (f) Any Senior Leadership Team Member of the Bank; and
          (g) Any Employees of the Bank who are employed in positions in any Grades 18, 19 or T6.

All determinations of the eligibility of any Employee to participate in the Plan and whether or not an Employee is performing services in a position described above shall be made by the Board of the Company, which determination shall be final and conclusive for all purposes.

     3.2 Participation. Notwithstanding anything in this Plan to the contrary, an eligible Employee shall become a Participant in the Plan only at such time as all of the following actions have been taken: (a) the Board adopts a resolution designating the Employee as a Participant, (b) the Company delivers to the Employee a written Notice of Participation, and (c) the Employee executes and returns to the Company the Notice of Participation. A Participant shall cease to be a Participant in the Plan immediately upon his or her Termination of Employment; provided that, if the Participant is or becomes entitled to any Severance Payment or other payments under this Plan as a result of such Termination of Employment, the Participant shall remain a Participant in the Plan until the full amount of such Severance Payment or other payments has been paid to the Participant.

     3.3 Right to Benefits. Subject to the terms of this Plan, this Plan and the Notice of Participation establish and vest in each Participant a contractual right to the benefits to which the Participant is entitled pursuant to the terms thereof, enforceable by the Participant against the Company; provided that prior to the occurrence of a Change of Control Date no Participant or class of Participants shall have any right to receive the payment of any benefits under or by reason of the Plan.

     3.4 Termination of Eligibility. Prior to the occurrence of a Change of Control Date, a Participant's participation in the Plan and right to receive any Severance Payment or other benefit under this Plan as a result of the occurrence of a Change of Control Date automatically shall terminate on the date on which the Participant ceases to be employed with the Company in an eligible position described in Section 3.1 above, regardless of whether the change in position resulted from a change in the Participant's employment position, the amendment of the Plan to change the eligible employment positions, a Termination of Employment or otherwise.

4.   Severance Benefits.

     4.1  Right To Severance Benefits.

          4.1.1 Termination Following a Change of Control. If a Participant's employment with the Company or the Bank terminates at any time within the Participant's Severance Window Period, then, subject to Section 5 hereof, the Participant shall be entitled to receive the following severance benefits.

              A. Involuntary Termination Following A Change Of Control. If the Participant's employment is terminated as a result of an Involuntary Termination other than for Cause or the Participant's death or Disability at any time within the Severance Window Period, then the Participant shall be entitled to receive a Severance Payment equal to the product obtained by multiplying the Participant's Severance Payment Percentage times the Participant's Average Annual Compensation.

              B. Voluntary Termination. If the Participant voluntarily terminates his or her employment at any time during the thirty (30) day period beginning on the first (1st) anniversary of the Change of Control Date and such voluntary termination does not breach or conflict with any of the Participant's obligations under a written employment agreement between the Participant and the Company or any successor of the Company, then the Participant shall be entitled to receive a Severance Payment equal to the product obtained by multiplying the Participant's Severance Payment Percentage times the Participant's Average Annual Compensa tion.

              C. Continuation of Employee Benefits. If (i) the Participant's employment is terminated at any time during the Severance Window Period, and
(ii) the Participant is entitled to receive a Severance Payment by reason of such Termination of Employment, and (iii) the Participant is not eligible to participate in any Retiree Health Plan, and (iv) the Participant timely exercises his or her rights under Title X of the Consolidated Budget Reconciliation Act of 1985 ("COBRA") to continue to participate in the Company's group health and dental plans after such Termination of Employment, then the Company shall pay all premiums and costs associated with the participation by the Participant and his or her spouse and dependents' in such health and dental plans for the period beginning as of the date of the Termination of Employment and ending on the earlier of (x) the date that the Participant and his or her spouse and dependents become covered under another employer's health and/or dental insurance plans and (y) the last day of the period during which the Participant and/or his or her spouse and dependents are eligible to participate in the Company's health and dental plans under COBRA. If the Participant is eligible to participate in any Retiree Health Plan, the Company shall have no obligation to make any payment to or on behalf of the Participant or any of his or her spouse and dependents under this Section with respect to their participation in such Retiree Health Plan.

          4.1.2 Voluntary Resignation; Termination For Cause. If the Participant's employment is terminated by reason of the Participant's voluntary resignation (and is not an Involuntary Termination), or for Cause, then (a) the Participant shall not be entitled to receive any benefits under this Plan and
(b) the Participant shall be entitled to receive only such severance benefits (if any) as may then be provided under the Company's then existing severance and benefits plans and policies other than under this Plan.

          4.1.3 Disability; Death. If the Participant's employment is terminated as a result of the Participant's Disability or death, then (a) the Participant shall not be entitled to receive any benefits under this Plan and (b) the Participant shall be entitled to receive only such severance or other benefits (if any) as may then be provided under the Company's then existing severance and benefits plans and policies other than this Plan.

          4.1.4 Termination Apart From Change Of Control. In the event that a Participant's employment is terminated for any reason, either prior to the occurrence of a Change of Control or after the expiration of the Severance Window Period following a Change of Control, then (a) the Participant shall not be entitled to receive any benefits under this Plan by reason of the occurrence of such Change of Control and (b) the Participant shall be entitled to receive only such severance benefits as may then be provided under the Company's then existing severance and benefit plans and policies other than this Plan.

          4.1.5 Limitation on Benefits. By executing and returning to the Company a Notice of Participation, a Participant shall be deemed to acknowledge that the benefits, if any, payable to the Participant under this Plan as a result of an Involuntary Termination following a Change of Control are the only compensation to which the Participant is entitled as a result of such Involuntary Termination and that the Participant shall have no right to bring or maintain, and shall not bring or maintain, any suit, action or other proceeding seeking compensation or damages based on wrongful termination of his or her employment with the Company, the Bank or any other Subsidiary.

     4.2 Payment Of Severance Payment. Any Severance Payment which a Participant is entitled to receive under this Plan shall be paid by whichever of the Company and the Bank the Participant is an Employee as of the date of the Termination of Employment; provided that, if the Participant is an Employee of a Subsidiary of the Company other than the Bank at the time of the Termination of Employment, the Bank shall pay the Severance Payment to the Participant; and provided further that if, for whatever reason, the Company is unable to pay the Severance Payment for any Participant who is an Employee of the Company, the Bank shall pay the Severance Payment to such Participant.

     4.3 Timing Of Severance Payment. Any Severance Payment to which a Participant is entitled to receive under this Plan shall be paid by the Company in a lump sum by the later of (a), if no Dispute is made with respect to the Determination, as those terms are used in Section 5.2 hereof, ten (10) business days after the date of the delivery of the Determination, and (b), if a Dispute is made with respect to the Determination, ten (10) business days after the date of the resolution of such Dispute.

     4.4 Retiree Health Plan. In addition to this Plan, the Bank maintains the Retiree Health Plans under which the Bank is obligated to contribute to the payment of the cost of the post-retirement participation by certain retired employees and their spouses and dependents in the Bank's Group Health Insurance Plan, as that term is defined in the Retiree Health Plans. The rights and benefits of a Participant under this Plan are in addition to and not in lieu of any rights of the Participant under either Retiree Health Plan. Nothing in this Plan shall limit the rights of any Participant under either Retiree Health Plan and nothing in either Retiree Health Plan shall limit the rights of any Participant under this Plan.

5.   Excise Tax and Non-Deductibility Limitations.

     5.1 Benefits Cap. In the event that the payments and benefits payable to any Participant under this Plan, when aggregated with any other payments or benefits received by a Participant, or to be received by a Participant, by reason of the occurrence of the Change of Control, would (a) constitute "parachute payments" within the meaning of Section 280G of the Code and (b), but for this Section 5, would be subject to the excise tax imposed by Section 4999 of the Code, then the Participant has the right to have either Section 5.1.1 or
Section 5.1.2 below apply.

          5.1.1 Reduction.The Participant may elect to have the amount of the Severance Payment payable to the Participant under this Plan reduced to such lesser amount as would result in no portion of the payments and benefits (including the Severance Payment) received or to be received by the Participant as a result of the occurrence of a Change of Control being subject to excise tax under Section 4999 of the Code.

          5.1.2 Payment of Excise Tax. The Participant may elect to receive the entire amount of the Severance Payment payable to the Participant under this Plan and to pay the excise tax payable under Section 4999 of the Code with respect to such Severance Payment and the other payments and benefits received, or to be received, by the Participant as a result of the occurrence of a Change of Control.

     5.2  Determination of Parachute Payments.

          5.2.1 Initial Determination An initial determination as to whether any payments and benefits payable to any Participant under this Plan would constitute "parachute payments", the amount of any "parachute payments" otherwise subject to the excise tax under Section 4999 of the Code and the amount of the excise tax payable shall be made at the Company's expense by an accounting firm selected by the Company (which firm may be the Company's regular outside auditors) (the "Accountants"). The Accountants shall provide their determination (the "Determination"), together with supporting calculations and documentation, to the Company and the Participant within thirty (30) days after the date of the Participant's Termination of Employment. For purposes of making the calculations required by this Section 5, the Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Sections 280G and 4999 of the Code. The Company and the Participant shall furnish to the Accountants such information and documents as the Accountants may reasonably request in order to make a determination under this Section 5. The Company shall bear all costs the Accountants may reasonably incur in connection with any calculations contemplated by this Section 5.

          5.2.2 Dispute. The Participant shall have the right to dispute the Determination (the "Dispute"). The Participant shall initiate the Dispute, if at all, by delivering to the Company written notice of the Dispute within ten (10) days after the delivery to the Participant of the Determination. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company. The Company shall pay the reasonable attorney fees, costs and expenses incurred in good faith by the Participant in connection with the resolution of any Dispute, regardless of the outcome of the Dispute.

          5.2.3 Reporting. The Company and the Participant each shall report the Severance Payment and other payments and benefits received, or to be received, by the Participant as a result of the occurrence of a Change of Control in accordance with the Determination, as finally adjusted as a result of any Dispute.

     5.3 Adjustment. If, after the delivery of the Determination, the resolution of any Dispute and the payment of the Severance Payment, it is determined, as a result of an audit or review by any taxing authority or any person or agency other than the Company, the Bank or the Participant, that any portion of the payments and benefits payable to the Participant under this Plan which exceed the amounts of the "parachute payments" computed under the Determination and any Dispute are "parachute payments" and subject to the Section 4999 excise tax, the provisions of Sections 5.3.1 and 5.3.2 below shall apply.

          5.3.1 Reduction. If the Participant has elected to have Section 5.1.1 above apply, the Participant shall refund to the Company or the Bank, as appropriate, within sixty (60) days after the delivery to the Participant of a written demand for repayment, an amount such that, after considering such refund, no portion of such benefits being subject to excise tax under Section 4999 of the Code. The Company shall include with such written demand a reasonable description of the determination and the basis for such determination. The Participant also shall pay interest on the refunded amount at the rate equal to the lowest Applicable Federal Rate, determined under Section 1274 of the Code, so that there will be no imputed interest or similar charge with respect to such refunded amount or any Severance Payment or other amount paid to the Participant under this Plan. Notwithstanding the foregoing, if the Participant will be deemed to have received "parachute payments" subject to the
Section 4999 excise tax even after the Participant has made the refund payments under this Section, the Participant shall have no obligation to make any refund or interest payments under this Section.

          5.3.2 Additional Payment. If the Participant has elected to have
Section 5.1.2 above apply, the Participant shall (a) be solely responsible for paying any additional excise tax and (b) notify the Company of the results of the audit or review.

     5.4 No Liability. In no event shall the Company or the Accountants have any obligation to pay, or reimburse the Participant for, all or any portion of any
Section 4999 excise tax payable with respect to any payments or benefits payable to the Participant under this Plan or otherwise as a result of the occurrence of a Change of Control.

6.   Employment Status; Withholding.

     6.1 Employment Status. This Plan does not constitute a contract of employment or impose on (a) the Company, the Bank or any other Subsidiary of the Company any obligation to (i) retain the Participant as an Employee, (ii) change, or refrain from changing, the status of the Participant's employment, or
(iii) change, or refrain from changing, the Company's policies regarding termination of employment, or (b) the Participant any obligation to continue his or her employment with the Company, the Bank or any other Subsidiary of the Company for any time or any particular period of time. Subject to the provisions of any written employment agreement between the Company, the Bank or any other Subsidiary of the Company and the Participant, the Participant's employment is and shall continue to be at-will, as defined under applicable law. If the Participant's employment with the Company, the Bank or any other Subsidiary of the Company or a successor entity terminates for any reason at any time other than during the Severance Window Period, including (without limitation) any termination prior to a Change of Control, the Participant shall not be entitled to any payments, benefits, damages, awards or other compensation under this Plan, and shall be entitled only to such payments, benefits, damages, awards and other compensation as shall be available in accordance with the Company's established employee plans and practices or other agreements with the Company at the time of termination.

     6.2 Employment by Subsidiary. Notwithstanding anything in this Plan to the contrary, the reassignment of a Participant's employment from the Company to the Bank or any other Subsidiary of the Company or from the Bank or any other Subsidiary of the Company to the Company or any other Subsidiary of the Company shall not, by itself, be considered a termination of the Participant's employment.

     6.3 Taxation of Plan Payments. All amounts paid by the Company to a Participant pursuant to this Plan shall be subject to all applicable federal, state and local payroll and withholding taxes, including, but not limited to, any withholding obligations with respect to the Section 4999 excise tax.

7.   Successors to Company and Participants.

     7.1 Company's Successors. The Company shall require any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) or to all or substantially all of the Company's business and/or assets (including, but not limited to, the stock of the Bank) to assume this Plan and expressly agree to perform all of the obligations of the Company and the Bank under this Plan. For all purposes under this Plan, the term "Company" shall include any successor to the Company and the Company's business and/or assets. Any corporation, partnership, limited liability company or other person or entity which is the successor of the Company (whether directly or indirectly and whether by purchase, lease, merger, consolidation, liquidation or otherwise) or successor to all or substantially all of the business and/or assets of the Company (including, but not limited to, the stock of the Bank) shall be deemed to have assumed all of the Company's and the Bank's obligations under this Plan regardless of whether or not such successor specifically acknowledges in writing that it is assuming all of such obligations under this Plan.

     7.2 Failure to Obtain Assumption. The failure of the Company to obtain the assumption of this Plan and agreement by the successor prior to the effectiveness of any such succession will be deemed to be the Involuntary Termination of each person who is then a Participant under the Plan effective as of the day before the effective date of such succession and will entitle each such Participant to receive the same Severance Payment and other benefits under this Plan that each such Participant would have been entitled to receive had such Participant's employment been terminated in an Involuntary Termination after the effective date of such succes sion and after the occurrence of a Change of Control.

     7.3 Successor Fund. Notwithstanding anything in this Plan to the contrary, if a transaction occurs in which any person or entity would be deemed to be a successor to the Company and the successor does not specifically assume all of the obligations under this Plan as contemplated in Section 7.1 above, the Company (a) shall retain or shall cause to be set aside from either its or the Bank's assets or the consideration payable to the Company or the Bank in such transaction an amount sufficient to pay, based on the compensation levels of the Participants as of the date immediately preceding the close of such transaction, all of the Severance Payments and other benefits payable under this Plan and (b) promptly after the close of such transaction shall use such assets and/or consideration to pay the Severance Payments and other benefits payable to the Participants under this Plan.

     7.4 Participant's Successors. All rights of each Participant hereunder shall inure to the benefit of, and be enforceable by, the Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

8.   Term and Termination.

     8.1 Term. The term of this Plan shall begin as of the Effective Date, and, unless terminated sooner, shall continue to and including the earliest of the dates determined under this Section, whichever is applicable:

          8.1.1 if a Change of Control has not occurred prior to the occurrence of the earlier of the dates described in this clause 8.1.1, the earlier of (a) December 31, 2007 and (b) the effective date of the termination of the Plan by the Board pursuant to Section 8.2 hereof;

          8.1.2 if a Change of Control has occurred prior to the occurrence of the earlier of the dates described in this clause 8.1.2, the earlier of (a) the date on which the Company and/or the Bank have paid and satisfied all of their obligations under this Plan and (b) three (3) years after the Change of Control Date with respect to any Change of Control; and

          8.1.3 if, prior to the occurrence of the earlier of the dates described in this clause 8.1.3, a transaction shall have occurred by reason of which another person or entity is deemed under Section 7 above to be the successor to the Company and the successor person or entity has not assumed and agreed to perform all of the obligations of the Company and the Bank under this Plan, the earlier of (a) the date on which the Company and/or the Bank have paid and satisfied all of their obligations under this Plan and (b) three (3) years after the effective date of such succession transaction.

          A termination of this Plan pursuant to this Section shall be effective for all purposes, except that such termination shall not affect or limit the obligation of the Company and/or the Bank to pay and/or make provision for the payment of the Severance Payment and other benefits earned by or payable to a Participant prior to the termination of this Plan.

     8.2  Termination.

          8.2.1 Prior to Change of Control. Prior to the occurrence of a Change of Control Date or the effective date (the "Succession Date") of a transaction by reason of which another person or entity is deemed under Section 7 above to be the successor to the Company, the Board shall have authority to terminate the Plan by resolution adopted by three-fourths (3/4ths) of the Incumbent Directors.

          8.2.2 After Change of Control. On and after any Change of Control Date or Succession Date, the Plan may not be terminated by the Board prior to the Company's satisfac tion of all of its obligations to the Participants under this Plan arising from or relating to the occurrence of such Change of Control Date or Succession Date. For the purposes of this Section, no Change of Control Date shall be deemed to have occurred if the Contemplated Change of Control is abandoned or does not occur, the Board adopts a resolution described in Section 2.6 hereof which establishes a Reset Date, and the Contemplated Change of Control does not subsequently occur within three (3) months of the Reset Date.

9.   Amendment.

     9.1 Prior to Change of Control. Prior to the occurrence of a Change of Control Date or a Succession Date, the Board of the Company shall have authority to amend the Plan in any respect, by resolution adopted by three-fourths (3/4ths) of the Incumbent Directors then in office. The types of amendments of the Plan which the Board may adopt under the preceding sentence include, but are not limited to, (a) the removal or addition of any Participants or class of Participants entitled to benefits under this Plan, (b) the removal or addition of any Employees or class of Employees eligible to participate in the Plan, (c) the increase or decrease of the Severance Payment Percentage for any Participants or class of Participants and (d) the extension or reduction of the length of the Severance Window Period.

     9.2 After Change of Control. On and after any Change of Control Date or Succession Date, the Plan may not be amended by the Board prior to the Company's and/or the Bank's satisfaction of all of their obligations to the Participants under the Plan arising from or relating to the occurrence of such Change of Control or Succession Date; provided that, after such Change of Control Date or Succession Date, the Board of the Company may amend the Plan to effect administrative changes that do not reduce the amount of any Severance Payments or other benefits payable to any Participant as a result of the occurrence of such Change of Control Date or Succession Date. For purposes of this Section, no Change of Control Date shall be deemed to have occurred if the Contemplated Change of Control, as that term is defined in Section 2.6 hereof is abandoned or does not occur, the Board adopts a resolution described in Section 2.6 hereof which establishes a Reset Date, and the Contemplated Change of Control does not subsequently occur within three months of the Reset Date.

10.  Plan Administration.

     10.1 Appeal Procedure. A Participant who disagrees with the Severance Payment or other benefits payable to the Participant under this Plan may file a written appeal with the Designated Agent. Any claim relating to this Plan shall be subject to the appeal process set forth in this Section.

          10.1.1 Notice of Appeal. The Participant must file, if at all, a written notice of appeal within sixty (60) days of the date of the termination of the Participant's employment. The appeal must state the reasons why the Participant believes he or she is entitled to a different or additional Severance Payment and/or other benefits under the Plan. The Designated Agent shall review the claim. If the claim is wholly or partially denied, the Designated Agent shall provide the Participant a written notice of the denial, specifying the reasons the claim was denied. The Designated Agent shall deliver to the Participant written notice of the Designated Agent's determination with respect to the appeal within ninety
(90) days after the delivery of the notice of appeal.

          10.1.2 Further Appeal on Denial of Claim. If the claim is denied, in whole or in part, the Participant may request a review of the denial at any time within ninety (90) days following the date the Participant received written notice of the denial of his or her claim.

          10.1.3 Information to Participant. The Designated Agent shall afford the Participant a full and fair review of the decision denying the claim and, if requested by the Participant, shall:

              A. Permit the Participant to review any documents that are pertinent to the claim;

              B. Permit the Participant to submit to the Designated Agent issues and comments in writing; and

              C. The decision on review by the Designated Agent shall be in writing and shall be issued within 60 days following receipt of the request for review of the decision.

          The decision on review shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision of the Designated Agent is based.

          10.1.4 Sole Remedy. If the appeal of a Participant is denied, or if the outcome of said appeal is unsatisfactory to the Participant, the Participant's sole remedy shall be to commence an arbitration proceeding in accordance with the provisions of Section 10.2.

     10.2 Arbitration. Any dispute or controversy arising under or in connection with the Plan shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty
(50) miles from the location of the Participant's principal place of employment. This agreement to arbitrate shall be specifically enforceable. At the time of the commencement of any arbitration, the parties to the arbitration shall use their best efforts to establish reasonable discovery and other procedures for the conduct of such arbitration. In consideration for the Participant's waiver of his or her right to litigate any such dispute or controversy in a court of law, and notwithstanding any contrary provisions of California law regarding allocation of attorney fees, costs and expenses in arbitration proceedings, the Company agrees to pay, on a monthly basis, the reasonable attorney fees, costs and expenses (with such reasonableness determined by the arbitrator) incurred in good faith by the Participant in connection with any such arbitration regardless of the outcome of the arbitration. Judgment may be entered on the arbitrator's award in any court having jurisdiction. If the Participant is the prevailing party or recovers any damages in such arbitration, he or she shall be entitled to receive, in addition thereto, pre-judgment and post-judgment interest. Punitive damages shall not be awarded.

     10.3 Action by Representative. For purposes of the appeal and arbitration procedures set forth in this Section, any action required or authorized to be taken by the Participant may be taken by a representative authorized in writing by the Participant to represent him or her.

11. Rules for Determining Annual Compensation. The following provisions shall apply to the determination of a Participant's annual cash salary and cash bonuses and commissions and Average Annual Compensation.

     11.1 Cash Bonuses. The amount of the cash bonuses payable by the Company with respect to any Fiscal Year is determined after the close of such Fiscal Year and normally is paid during the first quarter of the following Fiscal Year. The amount of the cash bonuses payable to any Participant with respect to any Fiscal Year shall be the amount, if any, determined after the close of such Fiscal Year and which is paid during the following Fiscal Year.

     11.2 Cash Commissions. If the amount of any cash commissions payable by the Company with respect to any Fiscal Year is determined and paid after the close of such Fiscal Year, the amount of the cash commissions payable to any Participant with respect to any Fiscal Year shall be the amount, if any, determined after the close of such Fiscal Year and which is paid during the following Fiscal Year.

     11.3 No Fringe Benefits. A Participant's annual cash salary and cash bonuses and commissions for any Fiscal Year shall not include any income or benefit realized by the Participant with respect to any fringe benefits provided by the Company, the Bank and/or any other Subsidiary of the Company, including, without limitation, contributions to the I & I Plan or Employee Stock Ownership Plan, any matching contributions to any 401(k) plan, any contributions or accruals to the Retiree Health Plans, and any premiums on life, disability or medical insurance. For purposes of this Section, the eligibility for or payment of cash bonuses and commissions shall not to be considered a fringe benefit.

     11.4 No Stock Options. A Participant's annual cash salary and cash bonuses and commissions for any Fiscal Year shall not include any income or gain realized by the Participant with respect to any stock options granted to the Participant by the Company under any stock option plan of the Company in effect at any time.

12.  Notices.

     12.1 General. Notices and all other communications contemplated by this Plan shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Participant, mailed notices shall be addressed to him or her at the home address which he or she most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of the Designated Agent.

     12.2 Notice of Termination by the Company. If a Participant's employment is terminated at any time during the Severance Window Period following a Change of Control Date, the Company shall deliver to the Participant written notice stating whether or not such termination is an Involuntary Termination for purposes of this Plan. Notwithstanding anything to the contrary in this Plan, any Notice of Participation, or any employment agreement between the Participant and the Company, the delay or failure of the Company to deliver any notice under this Section shall neither (a) limit the right of the Company to terminate the Participant's employment or (b) be considered the breach by the Company of any of its obligations under this Plan.

     12.3 Notice by the Participant of Involuntary Termination by the Company. In the event that the Participant determines that an Involuntary Termination has occurred at any time during a Severance Window Period following a Change of Control, the Participant shall deliver to the Company (within ninety (90) days after the date on which such Involuntary Termination occurred) written notice that such Involuntary Termination has occurred. Such notice shall identify the specific provision or provisions in this Plan upon which the Participant relied to make such determination and shall set forth the facts and circumstances claimed to provide a basis for such determination. The failure by the Participant to include in the notice any fact or circumstance which contributes to a showing of Involuntary Termination shall not waive any right of the Participant hereunder or preclude the Participant from asserting such fact or circumstance in enforcing his or her rights hereunder.

13.  Miscellaneous Provisions.

     13.1 Determination of Voting Power. For purposes of determining the ownership of voting power "immediately after" any event or as of any date, (a) the determination shall be made (i), if the determination is made in connection with the occurrence of any event, as of the close of business on the first calendar day after the closing of the event and (ii), if the determination is made as of a date other than in connection with the occurrence of an event, as of the close of business on the applicable date, and (b) the Company shall consider the effect of the issuance of all securities to be issued upon the closing of the event and all transactions related to the occurrence of such event.

     13.2 No Duty to Mitigate. The Participant shall not be required to mitigate the amount of any payment contemplated by this Plan, nor shall any such payment be reduced by any earnings that the Participant may receive from any other source.

     13.3 Severability. The invalidity or unenforceability of any provision or provisions of this Plan shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

     13.4 Tax Withholding. All payments made pursuant to this Plan will be subject to the income, employment and excise tax withholding obligations of all applicable federal, state and local laws.

     13.5 Assignment.

          13.5.1 No Assignment by Participant. A Participant may not assign any or all of his or her rights or benefits under this Plan. The rights of any Participant to receive any Severance Payment or other benefits under this Plan shall not be made subject to any option or assignment, whether voluntarily, involuntarily, by operation of law or otherwise, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process. Any purported assignment or option with respect to any rights or benefits of any Participant or the payment of any Severance Payment or other benefit in violation of this Section shall be void.

          13.5.2 Assignment by Company. The Company and the Bank each may assign any or all of its rights and may delegate all or any portion of its obligations under this Plan to an affiliate of the Company or the Bank; provided that no such assignment shall be made (a) if the net worth of the assignee is less than the net worth of the Company or the Bank, as appropriate, at the time of assignment and (b) the Company or the Bank, as appropriate, guarantees the assignee's timely performance of all obligations and payment of all Severance Payment and other benefits payable under the Plan. Notwithstanding anything in this Plan to the contrary, without the effected Participant(s)'s prior written consent, which consent may be withheld for any reason, after the occurrence of a Change of Control Date or a Succession Date neither the Company nor the Bank may assign all or any portion of their obligations under this Plan. In the case of any such assignment, the term "Company" when used in this Plan means the corporation that actually employs the Participant.

14.  ERISA Required Information.

     14.1 Plan Sponsor. The Plan sponsor and administrator is:

              Santa Barbara Bancorp
              1021 Anacapa Street
              Santa Barbara, California  93101
              Attn:  William S. Thomas, Jr.
              (805) 564-6216

     14.2 Designated Agent.  Designated Agent for service of process:

              General Counsel
              Santa Barbara Bancorp
              1021 Anacapa Street
              Santa Barbara, California 93101
              (805) 564-6310

The Company may change the name and position of the Designated Agent at any time and from time to time; provided that no such change shall be effective with respect to any particular Partici pant until the Company has delivered notice of such change to such Participant.

     14.3 Plan Records.  Plan records are kept on a Fiscal Year basis.

     14.4 Plan Funding. The Plan, and the payment of any Severance Payments and other benefits under the Plan, shall be funded from the Company's and the Bank's general assets. Except as otherwise specifically provided in this Plan, neither the Company nor the Bank shall have no obligation to set aside, segregate or place in any escrow or any other fund, any assets for purposes of providing any Severance Payments or other benefits that here or hereafter might be payable to any Participant under this Plan.

      SANTA BARBARA BANCORP MANAGEMENT RETENTION PLAN

                  NOTICE OF PARTICIPATION

TO:  ________________________

DATE:  _________________________

     Designation. The Board of Directors of the Company has designated you as a Participant in the Santa Barbara Bancorp Management Retention Plan (the "Plan"), a copy of which is attached hereto. The terms and conditions of your participation in the Plan are as set forth in the Plan and herein. Your Severance Payment Percentage is as follows:

     SEVERANCE PAYMENT PERCENTAGE = _____%

          The undersigned acknowledges that his or her Severance Payment Percentage set forth above may change as a result of a change in the undersigned's employment position and that any such change shall be effective regardless of whether or not the Company notifies the undersigned of such change.

     Election. Within ten (10) days after the later of (a) the date of delivery of the Accountant's Determination under Section 5.2.1 of the Plan and (b) the date of delivery of notice of the final decision of a Dispute under Section
5.2.2 of the Plan, the Participant shall deliver to the Company written notice of his or her election to have Section 5.1.1 or Section 5.1.2 apply to the payments and benefits payable to the Participant under the Plan. Any such election by the Participant shall be irrevocable.

     Continuation. Prior to the occurrence of a Change of Control Date, your participation in the Plan automatically shall terminate on the date on which you cease to be employed in an eligible position described in Section 3.1 of the Plan.

     Return of Notice. If you agree to participate in the Plan on these terms and conditions, please acknowledge your acceptance by signing below. Please return the signed copy of this Notice of Participation within ten (10) days of the date set forth above to:

          General Counsel
          Santa Barbara Bancorp
          1021 Anacapa Street
          Santa Barbara, California 93101
          (805) 564-6310

     Your failure to timely remit this signed Notice of Participation will result in your removal from the Plan.


                           1-

     Waiver of Employment Claims. By executing and returning this Notice of Participation, you agree that the benefits, if any, payable to you under this Plan as a result of an Involuntary Termination of your employment with the Company or any of its Subsidiaries following a Change of Control are the only compensation to which you are entitled as a result of such Involuntary Termination and that you shall not bring or maintain any suit, action or other proceeding seeking compensation or damages and alleging the wrongful termination of your employment, any discriminatory employment practices or other claim based on improper employment practices by the Company or the Bank.

     Designation of Beneficiary. The undersigned hereby directs that, if the undersigned should die prior to the payment to the undesigned of any Severance Payment under this Plan, such Severance Payment shall be paid to the following person and that the Company may rely on this designation for all purposes and shall have no obligation to independently determine the propriety of this designation.

     Beneficiary:  ______________________________________________

     Relationship to Participant:  ______________________________

Your failure to timely remit this signed Notice of Participation will result in your removal from the Plan. Please retain a copy of this Notice of Participation, along with the Plan, for your records.


                           Date

                         Signature


                           2-

EXHIBIT 23.1
Consent of Arthur Andersen LLP with respect to financial statements of Registrant



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our report dated February 5, 1999, included in this Form 10-K, into Pacific Capital Bancorp (formerly known as Santa Barbara Bancorp) and subsidiaries previously filed Form S-8 Registration Statements, File Nos. 33-5493, 2-83293, 33-43560 and 33-48724.





Los Angeles, California                              ARTHUR ANDERSEN LLP
April 14, 1999

EXHIBIT 23.2
Consent of KPMG LLP with respect to financial statements of Registrant




The Board of Directors
Pacific Capital Bancorp:


We consent to incorporation by reference in the registration statement No. 33-83848 on Form S-8 of Pacific Capital Bancorp and subsidiaries (prior to its merger into Santa Barbara Bancorp) of our report dated January 23, 1998, relating to its consolidated balance sheet as of December 31, 1997, and its related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, which report appears in the December 31, 1998, annual report on Form 10-K of the new Pacific Capital Bancorp.



KPMG LLP


Mountain View, California
April 14, 1999