Form 10-Q
period 1999-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 1999-05-17
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.  C.  20549

                                    Form 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      March 31, 1999

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


              200 E.  Carrillo Street, Santa Barbara, California 93101
               (Address of principal executive offices) (Zip Code)

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

     Yes          X                 No

Common Stock - As of May 14, 1999 there were 24,350,456 shares of the issuer's common stock outstanding.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998
              Consolidated Statements of Income
                 Three-Month Periods Ended March 31, 1999 and 1998
              Consolidated Statements of Comprehensive Income
                 Three-Month Periods Ended March 31, 1999 and 1998
              Consolidated Statements of Cash Flows
                 Three-Month Periods Ended March 31, 1999 and 1998 Notes to Consolidated Financial Statements

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

                                         PART 1
                                 FINANCIAL INFORMATION

                         PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                        Consolidated Balance Sheets (Unaudited)
                      (dollars in thousands except share amounts)
                                                  March 31,      December 31,
                                                     1999            1998
                                               -------------    -------------
Assets:
    Cash and due from banks                      $   115,394     $    114,206
    Federal funds sold                                71,746           69,890
    Money market funds                                 4,050            1,567
                                                 ------------     ------------
            Cash and cash equivalents                191,190          185,663
                                                 ------------     ------------
    Securities (Note 4):
       Held-to-maturity                              173,447          194,769
       Available-for-sale                            544,024          596,996
    Bankers' acceptances and commercial paper          9,992           19,888
    Loans, net of allowance of $31,508 at
       March 31, 1999 and $29,296 at
       December 31, 1998 (Note 5)                  1,676,253        1,553,485
    Premises and equipment, net (Note 6)              30,321           29,916
    Accrued interest receivable                       15,487           15,944
    Other assets (Note 7)                             59,548           52,757
                                                 ------------     ------------
             Total assets                        $ 2,700,262      $ 2,649,418
                                                 ============     ============
 Liabilities:
    Deposits:
       Noninterest bearing demand deposits       $   499,953      $   498,266
       Interest bearing deposits                   1,861,757        1,831,410
                                                 ------------     ------------
          Total Deposits                           2,361,710        2,329,676
                                                 ------------     ------------
    Securities sold under agreements
       to repurchase and Federal
       funds purchased                                16,670           27,796
    Long-term debt and other borrowings (Note 8)      57,309           44,953
    Accrued interest payable and other liabilities    40,382           32,993
                                                 ------------     ------------
          Total liabilities                        2,476,071        2,435,418
                                                 ------------     ------------
 Shareholders' equity
    Common stock (no par value;
       $0.33 per share stated value;
       40,000,000 authorized; 24,346,684
       outstanding at March 31, 1999
       and 24,208,782 at December 31, 1998)            8,117            8,071
    Surplus                                           96,902           95,498
    Accumulated other comprehensive income (Note 9)    2,099            3,496
    Retained earnings                                117,073          106,935
                                                 ------------     ------------
          Total shareholders' equity                 224,191          214,000
                                                 ------------     ------------
             Total liabilities and
               shareholders' equity              $ 2,700,262      $ 2,649,418
                                                 ============     ============

   See accompanying notes to consolidated condensed financial statements.

                                                For the Three-Month
                                                   Periods Ended
                                                     March 31,
                                           -----------------------------
                                               1999             1998
                                           ------------     ------------
Interest income:
     Interest and fees on loans            $    43,154      $    36,922
     Interest on securities                     11,264           11,233
     Interest on Federal funds
        sold and securities purchased
        under agreement to resell                1,970            1,822
     Interest on BA's & comm'l paper               257              689
                                           ------------     ------------
        Total interest income                   56,645           50,666
                                           ------------     ------------
Interest expense:
     Interest on deposits                       15,277           15,687
     Interest on securities sold under
        agreements to repurchase and
        Federal funds purchased                    262              298
     Interest on other borrowed funds              731              597
                                           ------------     ------------
        Total interest expense                  16,270           16,582
                                           ------------     ------------
Net interest income                             40,375           34,084
Provision for loan losses                        3,719            5,949
                                           ------------     ------------
     Net interest income after
         provision for loan losses              36,656           28,135
                                           ------------     ------------
Other operating income:
     Service charges on deposits                 2,361            2,272
     Trust fees                                  3,351            2,865
     Other service charges,
         commissions and fees                    7,973            6,248
     Net (loss) gain on
         securities transactions                  (177)              57
     Other operating income                        307              249
                                           ------------     ------------
        Total other income                      13,815           11,691
                                           ------------     ------------
Other operating expense:
     Salaries and benefits                      12,795           12,660
     Net occupancy expense                       2,298            2,043
     Equipment expense                           1,560            1,459
     Other expense                              10,377            6,541
                                           ------------     ------------
        Total other operating expense           27,030           22,703
                                           ------------     ------------
Income before income taxes                      23,441           17,123
Applicable income taxes                          8,920            6,402
                                           ------------     ------------
              Net income                   $    14,521      $    10,721
                                           ============     ============

Earnings per share - basic (Note 2)        $      0.60      $      0.45
Earnings per share - diluted (Note 2)      $      0.59      $      0.44

     See accompanying notes to consolidated condensed financial statements.

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                                     For the Three-Month
                                                        Periods Ended
                                                          March 31,
                                              ----------------------------------
                                                     1999           1998
                                                -------------   -------------


Net income                                      $     14,521    $     10,721
Other comprehensive income,
       net of tax (Note 9):
   Unrealized loss on securities:
     Unrealized holding losses
              arising during period                  (1,220)           (158)
     Less: reclassification
              adjustment for (losses) gains
              included in net income                   (177)             57
                                                -------------   -------------
         Other comprehensive income                   (1,397)           (101)
                                                -------------   -------------
Comprehensive income                            $     13,124    $    10,620
                                                =============   =============


                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                                     For the Three Month
                                                                   Periods Ended March 31,
                                                                     1999           1998
                                                                 -------------  ------------
Cash flows from operating activities:
   Net Income                                                    $   14,521    $   10,721
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                   1,573           453
       Provision for loan and lease losses                             3,719         5,949
       Net amortization of discounts and premiums for
         securities and bankers' acceptances and
         commercial paper                                             (1,663)        1,126
       Net change in deferred loan origination
         fees and costs                                                  165          (308)
       Net (gain) loss on sales and calls of securities                  178           (53)
       Change in accrued interest receivable and other assets         (8,091)        1,640
       Change in accrued interest payable and other liabilities        7,364         4,346
                                                                  -----------   -----------
         Net cash provided by operating activities                    17,766        23,874
                                                                  -----------   -----------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                   96,066        39,665
       Purchase of securities                                        (30,404)      (29,646)
       Proceeds from sale of securities                                9,881        15,046
       Proceeds from maturity of bankers' acceptances and
         commercial paper                                             35,000        26,097
       Purchase of bankers' acceptances and commercial paper         (24,868)      (14,670)
       Net increase in loans made to customers                      (126,510)      (43,752)
       Purchase or investment in premises and equipment               (1,618)       (2,257)
                                                                  -----------   -----------
         Net cash used in investing activities                       (42,453)       (9,517)
                                                                  -----------   -----------
Cash flows from financing activities:
       Net increase in deposits                                       32,034        47,739
       Net decrease in borrowings with maturities
         of 90 days or less                                          (11,126)         (899)
       Net increase (decrease) in long-term debt and other
         borrowings                                                   12,356        (2,500)
       Proceeds from issuance of common stock                          1,308         1,190
       Payments to retire common stock                                    --        (1,818)
       Dividends paid                                                 (4,358)       (2,846)
                                                                  -----------   -----------
         Net cash provided by financing activities                    30,214        40,866
                                                                  -----------   -----------
    Net increase in cash and cash equivalents                          5,527        55,223
    Cash and cash equivalents at beginning of period                 185,663       194,318
                                                                  -----------   -----------
    Cash and cash equivalents at end of period                    $  191,190    $  249,541
                                                                  ===========   ===========

Supplemental disclosure:
    Cash paid for the three months ended:
       Interest                                                   $   16,809    $   17,021
       Income taxes                                               $    4,662    $      150
       Non-cash additions to other real estate owned              $       --    $      200
       Non-cash additions to loans                                $      142    $      317

                                 See accompanying notes to consolidated condensed financial statements

Santa Barbara Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 1999
 (Unaudited)


1.        Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB") and its affiliate South Valley National Bank ("SVNB"), and Sanbarco Mortgage Corporation. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.


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

For the three-month period ended March 31, 1999 and 1998, the computation of basic and diluted earnings per share was as follows (shares and net income amounts in thousands):

                                                Three-month Period
                                            Basic             Diluted
                                          Earnings           Earnings
                                          Per Share          Per Share
                                          ---------          ---------

March 31, 1999
Numerator --net income                 $   14,521            $   14,521

Denominator --weighted average
      shares outstanding                   24,240                24,240
Plus: net shares issued in
      assumed stock option exercises                                372
Diluted denominator                                              24,612

Earnings per share                          $0.60                 $0.59

March 31, 1998
Numerator --net income                 $   10,721            $   10,721

Denominator --weighted average
      shares outstanding                   23,598                23,598
Plus: net shares issued in
      assumed stock option exercises                                678
Diluted denominator                                              24,276

Earnings per share                          $0.45                 $0.44


Weighted average shares and net shares issued in assumed stock option exercises for the three-month period ended March 31, 1998 were adjusted for the 2 for 1 stock split paid on April 16, 1998.


3.        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1998 have been reclassified to be consistent with the reporting for 1999.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreement to resell.

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

Securities that are classified as held-to-maturity are carried at amortized historical cost. Amortized historical cost is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is any excess of the face value of the security over the cost. Premium is any excess of cost over the face value of the security. Discount is accreted and premium is amortized over the period to maturity of the related securities, or to an earlier call date, if appropriate.

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

SBB&T and FNB are members of the Federal Reserve Bank of San Francisco ("FRB"). SBB&T is a member of the Federal Home Loan Bank of San Francisco ("FHLB"). The banks are required to purchase shares of stock in these two organizations as a condition of membership. These shares are reported as equity securities.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.


(in thousands)                                      Held-to-     Available-
                                                    Maturity      for-Sale       Total
                                                 ---------------------------------------
March 31, 1999
Amortized cost:
      In one year or less                        $    45,339   $    65,275   $   110,614
      After one year through five years               83,632       236,894       320,526
      After five years through ten years               5,516        34,068        39,584
      After ten years                                 38,960       195,069       234,029
      Equity securities                                   --         9,177         9,177
                                                 ---------------------------------------
                     Total securities            $   173,447   $   540,483   $   713,930
                                                 =======================================

Estimated market value:
      In one year or less                        $    46,061   $    65,648   $   111,709
      After one year through five years               89,516       239,360       328,876
      After five years through ten years               6,533        34,276        40,809
      After ten years                                 45,985       195,563       241,548
      Equity securities                                   --         9,177         9,177
                                                 ---------------------------------------
                     Total securities            $   188,095   $   544,024   $   732,119
                                                 =======================================

December 31,1998 Amortized cost:
      In one year or less                        $    46,931   $   128,259   $   175,190
      After one year through five years               97,704       371,370       469,074
      After five years through ten years              10,973        62,809        73,782
      After ten years                                 39,161        18,725        57,886
      Equity securities                                   --         9,086         9,086
                                                 ---------------------------------------
                     Total securities            $   194,769   $   590,249   $   785,018
                                                 =======================================
Estimated market value:
      In one year or less                        $    47,222   $   128,853   $   176,075
      After one year through five years              103,525       376,919       480,444
      After five years through ten years              13,664        63,236        76,900
      After ten years                                 46,981        18,902        65,883
      Equity securities                                   --         9,086         9,086
                                                 ---------------------------------------
                     Total securities            $   211,392   $   596,996   $   808,388
                                                 =======================================

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:


                                                             Gross        Gross       Estimated
                 (in thousands)             Amortized      Unrealized    Unrealized     Market
                                               Cost          Gains        Losses        Value
                                           -------------------------------------------------------
March 31,1999
Held-to-maturity:
     U.S.  Treasury obligations              $   57,771     $     595     $    --      $   58,366
     U.S.  agency obligations                    12,504            84          --          12,588
     Mortgage-backed securities                     662            25          --             687
     State and municipal securities             102,510        13,967         (23)        116,454
                                           ------------------------------------------------------
        Total held-to-maturity                  173,447        14,671         (23)        188,095
                                           ------------------------------------------------------
Available-for-sale:
     U.S.  Treasury obligations                 134,200         1,799          --         135,999
     U.S.  agency obligations                   138,699           935        (145)        139,489
     Mortgage-backed securities                 213,265         1,246        (592)        213,919
     Asset-backed securities                     17,491            18          (8)         17,501
     State and municipal securities              27,651           377         (89)         27,939
     Equity securities                            9,177            --          --           9,177
                                           ------------------------------------------------------
        Total available-for-sale                540,483         4,375        (834)        544,024
                                           ------------------------------------------------------
           Total securities                  $  713,930     $  19,046     $  (857)     $  732,119
                                           ======================================================

December 31, 1998 Held-to-maturity:
     U.S.  Treasury obligations              $   57,872     $     946     $    --      $   58,818
     U.S.  agency obligations                    22,491           218          --          22,709
     Mortgage-backed securities                     715            22          (4)            733
     State and municipal securities             113,691        15,483         (42)        129,132
                                           ------------------------------------------------------
        Total held-to-maturity                 194,769        16,669         (46)        211,392
                                           ------------------------------------------------------
Available-for-sale:
     U.S.  Treasury obligations                 147,378         3,112          --         150,490
     U.S.  agency obligations                   175,780         1,798         (85)        177,493
     Mortgage-backed securities                 217,823         1,634        (302)        219,155
     Asset-backed securities                     13,849            45          --          13,894
     State and municipal securities              26,333           564         (19)         26,878
     Equity securities                            9,086            --          --           9,086
                                           ------------------------------------------------------
        Total available-for-sale                590,249         7,153        (406)        596,996
                                           ------------------------------------------------------
           Total securities                  $  785,018     $  23,822     $  (452)     $  808,388
                                           ======================================================



The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because it is the Company's intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called by the issuer prior to their maturity. In these situations, gains or losses may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.


5.    Loans

The balances in the various loan categories are as follows:

(in thousands)                    March 31, 1999           December 31, 1998
                                  --------------           -----------------
Real estate:
     Residential                   $   432,025                $   368,306
     Non-residential                   496,821                    477,120
     Construction                      119,274                    109,764
Commercial loans                       368,427                    362,262
Home equity loans                       44,588                     47,123
Consumer loans                         143,566                    123,730
Leases                                  89,057                     78,627
Municipal tax-exempt obligations         8,540                      9,286
Other loans                              5,463                      6,563
                                   ------------               ------------
     Total loans                   $ 1,707,761                $ 1,582,781
                                   ============               ============

The loan balances at March 31, 1999 and December 31, 1998 are net of approximately $4,162,000 and $4,624,000, respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 1999 and December 31, 1998:

                                     March 31, 1999       December 31, 1998
Loans identified as impaired           $ 13,273                $3,286
Impaired loans for which a valuation
  allowance has been determined        $  8,632                $1,574
Impaired loans for which no valuation
  allowance was determined necessary   $  4,641                $1,712
Amount of valuation allowance          $  3,342                $   98

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis. Few impaired loans required a valuation allowance at March 31, 1999 and December 31, 1998, because for most impaired loans, the collateral is in excess of the recorded investment.

The following table discloses additional information (dollars in thousands) about impaired loans for the three-month periods ended March 31, 1999 and 1998:

                                    Three-month Periods
                                      Ended March 31,
                                      1998        1997
Average amount of recorded
  investment in impaired loans        $13,368    $8,714
Collections of interest from
  impaired loans and recognized
  as interest income                  $    --    $   --


The Company also provides an allowance for credit losses for other loans. These include (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998.

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $3.3 million is included with the general allowance for credit losses to total the $31.5 million reported on the balance sheet for March 31, 1999, which these notes accompany, and in the "All Other Loans" column in the statement of changes in the allowance account for the first three months of 1999 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

                                         Refund
(in thousands)                        Anticipation     All
                                         Loans     Other Loans      Total
                                     ----------------------------------------

Balance, December 31, 1998               $   333    $  28,963     $  29,296
Provision for loan losses                  2,759          960         3,719
Loan losses charged
  against allowance                       (3,323)        (965)       (4,288)
Loan recoveries added to allowance         2,102          679         2,781
                                         ---------  -----------   -----------
Balance, March 31, 1999                  $ 1,871    $  29,637     $  31,508
                                         =========  ===========   ===========

6.        Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, generally by the use of an accelerated method in the early years, switching to the straight line method in later years. Leasehold improvements are amortized over the terms of the related lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense (in thousands) was $1,213 and $1,202 for the three-month period ended March 31, 1999 and 1998, respectively. The following table shows the balances by major category of fixed assets:


(in thousands)                       March 31, 1999                      December 31, 1998
                           ---------------------------------    -----------------------------------
                                      Accumulated   Net Book                Accumulated   Net Book
                              Cost   Depreciation    Value        Cost     Depreciation     Value
                           ---------------------------------    -----------------------------------

Land and buildings         $  24,309   $   6,840   $  17,469    $  24,172    $   6,673   $  17,499
Leasehold improvements         9,208       6,823       2,385        9,150        6,696       2,454
Furniture and equipment       36,983      26,516      10,467       35,594       25,631       9,963
                           ---------------------------------    -----------------------------------
    Total                  $  70,500   $  40,179   $  30,321    $  68,916    $  39,000   $  29,916
                           =================================    ===================================


7.        Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 1999 and December 31, 1998, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for March 31, 1999 and December 31, 1998, are deferred tax assets and goodwill. In connection with the acquisitions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as $19.9 million of goodwill. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.


8.  Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $56.0 million and $42.9 million of advances from the FHLB at March 31, 1999 and December 31, 1998, respectively.


9.  Comprehensive Income

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


10.  Segment Disclosure

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued on June 30, 1997 and became effective for the Company for its 1998 Annual Report on Form 10-K. This statement relates to disclosure only and has no impact on the financial condition or operating results of the Company. While the Company's products and services are all of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, and the Northern Region. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.


The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.




 (in thousands)       Branch     Retail     Wholesale     Tax Refund               Northern    All
                    Activities   Lending     Lending      Processing    Fiduciary   Region    Other      Total
                    ----------   -------     -------      ----------    ---------   ------    -----      -----
 Quarter ended
   March 31, 1999
 Revenues from
   external
   customers         $ 2,077    $ 12,227    $ 12,391        $13,384       $3,401   $ 16,512  $ 11,899   $   71,891
 Intersegment
   revenues           18,812         --          --           1,713          620         --     3,537       24,682
                     -------     -------    --------        -------       ------   --------  --------   ----------
 Total revenues      $20,889     $12,227    $ 12,391        $15,097       $4,021   $ 16,512  $ 15,436   $   96,573
                     =======     =======    ========        =======       ======   ========  ========   ==========

 Profit (Loss)       $23,394    $  2,937    $  4,163        $11,248       $2,473   $  5,777  $   (438)  $   49,554
 Interest income     $    14    $ 11,918    $ 12,006        $ 7,477           --   $ 15,597  $ 11,064   $   58,076
 Interest expense    $10,471    $      2          --             --           --   $  4,981  $    816   $   16,270
 Internal charge
   for funds         $   199    $  7,532    $  6,422        $   546       $  556         --  $  9,427   $   24,682
 Depreciation        $   399    $     37    $     23        $    24       $   36   $    331  $    352   $    1,202
 Total assets        $13,035    $611,099    $538,730        $13,552       $1,408   $851,006  $671,432   $2,700,262
 Capital
   expenditures          --          --          --              --           --   $     35  $  1,569   $    1,604

 Quarter ended
   March 31, 1998
 Revenues from
   external
   customers         $ 1,896    $ 10,069    $ 10,752        $10,771       $2,962   $ 15,516  $ 11,792   $   63,758
 Intersegment
   revenues           18,274         --           --            846          531         --     2,687       22,338
                     -------    --------    --------        -------       ------   --------  --------   ----------
Total revenues       $20,170    $ 10,069    $ 10,752        $11,617       $3,493   $ 15,516  $ 14,479   $   86,096
                     =======    ========    ========        =======       ======   ========  ========   ==========

 Profit              $21,798    $  1,586    $  3,970        $ 5,589       $2,114   $  5,002  $    803   $   40,862
 Interest income     $     8    $  9,715    $ 10,406        $ 6,391           --   $ 14,678  $ 10,869   $   52,067
 Interest expense    $10,840    $      1    $      1             --           --   $  4,967  $    773   $  16,582
 Internal charge
   for funds         $   181    $  5,990    $  5,942        $   470       $  494   $     --  $  9,261   $   22,338
 Depreciation        $   465    $     55    $     29        $    13       $   48   $    330  $    273   $    1,213
 Total assets        $12,456    $438,680    $447,637        $ 7,183       $1,431   $773,061  $742,999   $2,423,447
 Capital
   expenditures           --          --          --             --           --   $    384  $  1,943   $    2,327


The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively in the consolidated financial statements.


                               Quarter ended March 31,
                                 1999          1998
 Total revenues for
   reportable segments         $96,573            $86,096
 Elimination of
   intersegment revenues       (24,682)           (22,338)
 Elimination of taxable
   equivalent adjustment        (1,431)            (1,401)
 Total consolidated revenues   $70,460            $62,357

 Total profit or loss
   for reportable segments     $49,554            $40,862
 Elimination of
   intersegment revenues       (24,682)           (22,338)
 Elimination of taxable
   equivalent adjustment        (1,431)            (1,401)
 Income before income taxes    $23,441            $17,123


11.       New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2000. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY
Pacific Capital Bancorp and its wholly owned subsidiaries (the "Company") posted earnings of $14.5 million for the quarter ended March 31, 1999, up 35% over the same quarter last year. Diluted per share earnings for the first quarter of 1999 were $0.59 compared to $0.44 earned in the first quarter of 1998. The increase in net income for the quarter compared to the same quarter of 1998 was due to an expansion in the tax refund programs as well as increases in net interest income and other fee income.

Compared to the first quarter of 1998, net interest income (the difference between interest income and interest expense) increased by $6.3 million in the first quarter of 1999, an increase of 18%. This was due primarily to additional interest on loans, as the loan balances increased 26.3% from $1.4 billion at March 31, 1998, to $1.7 billion a year later. At $43.2 million, interest income from loans for the quarter was up $6.2 million (including an increase of $1.1 million in interest income from tax refund loans) or 16.9%. Interest income increased at a lower rate than loans because of the decrease in market interest rates during the last 12 months. Deposits increased $226 million or 10.6% over the last 12 months, while interest expense decreased 2.6% due to the lower rates.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $2.4 million over the same quarter of 1998. Fees from tax refund transfers was up $1.6 million over the amount earned in the first quarter of 1998, and Trust and Investment Services fees were up $486,000.

Provision expense for first quarter of 1999 for loans other than tax refund loans was $960,000, slightly more than the $727,000 provided in the first quarter of 1998. The provision expense for tax refund loans was $2.8 million for the first quarter of 1999 compared to $5.9 million for the corresponding period of 1998.

Noninterest expenses increased in the first quarter of 1999 compared to the same quarter of 1998, due both to geographic expansion and to expenses incurred in connection with integration project for the data processing systems after the merger and with addressing the Century Date Change ("Y2K"). These additional expenses resulted in a slight increase in the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, from 48.2% for the first of 1998 to 48.4% for the first quarter of 1999.


BUSINESS

The Company is a bank holding company. Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") including its affiliate South Valley National Bank ("SVNB"). While Bancorp has a few operations of its own, these are not significant in comparison to those of its major subsidiaries. SBB&T is a state-chartered commercial bank and is a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. They offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's third active subsidiary is Sanbarco Mortgage Corporation ("Sanbarco"). The primary business activity of Sanbarco is brokering commercial real estate loans and servicing those loans for a fee. The Company has one inactive subsidiary, Pacific Capital Services Corporation. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only.


FORWARD-LOOKING INFORMATION

This analysis contains forward-looking statements with respect to the financial conditions, results of operations and businesses of Pacific Capital Bancorp. These include statements relating to the cost savings and accretion to reported earnings that will be realized from the merger. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) expected cost savings from the merger are not fully realized or realized within this expected timeframe; (2) revenues following the merger are lower than expected; (3) competitive pressure among financial services companies increases significantly;
(4) costs or difficulties related to the integration of the businesses of the subsidiary banks are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (7) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's Refund Anticipation Loan ("RAL") and refund transfer ("RT") programs; and (8) legislation or regulatory requirements or changes adversely affect the business in which the combined company will be engaged.


TOTAL ASSETS AND EARNING ASSETS

The chart below shows the growth in average total assets and deposits since 1995. Annual averages are shown for 1995 and 1996; quarterly averages are shown for 1997, 1998, and 1999. For the Company, changes in assets are primarily related to changes in deposit levels, so the deposit balances also have been included in the chart. Because significant deposits are sometimes received at the end of a quarter and are quickly withdrawn, especially at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

$2,800                                                    AAAA

$2,700                                                   A

$2,650
                                                        A
$2,600
                                                     AAA
$2,550                                              A
                                                   A
$2,500                                          AAA
                                               A
$2,450                                                    DDDD
                                              A
$2,400                                AAAAAAAA           D
                                     A
$2,350                                                  D
                                    A
$2,300                           AAA                 DDD
                                                    D
$2,250                          A                  D
                                                DDD
$2,200                         A               D

$2,150                                        D
                            AAA       DDDDDDDD
$2,100                    AA         D
                       AAA
$2,050                              D
                      A          DDD
$2,000
                     A          D
$1,950            AAA

$1,900           A             D

$1,850                      DDD
                A         DD
$1,800                 DDD
             AAA
$1,750                D
                     D
$1,700      A     DDD

$1,650           D
           A
$1,600          D
       AAAA
$1,550       DDD

$1,500      D

$1,450
           D
$1,400
       DDDD
$1,350

$1,300

                  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st
        '95  '96  '97  '97  '97  '97  '98  '98  '98  '98  '99
A = Assets    D = Deposits

The growth trend shown above for the Company is in part due to the continued consolidation in the financial services industry. The Company has obtained new customers as they became dissatisfied when the character of their local bank was changed by an acquiring institution. The Company also acquired First Valley Bank and Citizens State Bank in 1997 and merged them into SBB&T. Contrary to the general pattern of banks losing customers of the acquired institution, deposits of these two banks have kept their deposits with SBB&T. SBB&T has also opened six new offices in Ventura County and one new office in Northern Santa Barbara County during the period covered by the chart. FNB has increased its deposits $423 million or 255% in the period covered above.

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 93.8% of its assets during the first three months of 1999. This compares with an average of 89.3% for all FDIC-Insured Commercial Banks. (See Note 1. Notes to this analysis are found at the end of this analysis.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these and other steps have resulted in about $126 million more assets earning interest during the first three months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.


INTEREST RATE SENSITIVITY

Most of the Company's earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either lends the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on the loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase.

The Company must maintain its net interest margin to remain profitable, and must be prepared to address the risks of adverse effects on the margin as interest rates change. Because the Company earns interest income on almost 94% of its assets and pays interest expense on approximately 75% of its liabilities, these adverse effects could be material if not managed properly. The three primary risks related to changes in interest rates are market risk, mismatch risk, and basis risk. The rest of this section briefly explains these risks and the steps the Company takes to manage them. Interested readers are referred to Management's Discussion and Analysis of Financial Condition and the Results of Operations in the Company's Annual Report on Form 10-K for 1998 ("10-K MD&A") for a more complete discussion.

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

One of the means by which the Company monitors the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched is an analysis such as that shown in Table 1. This analysis is sometimes called a "gap" report, because it shows the mismatch or gap between assets and liabilities repricing or maturing in each of a number of time periods. The gap is stated in both dollars and as a percentage of total assets for each period and on a cumulative basis for each period. The Company's target is stated as a percentage of total assets and is to be no more than 15% plus or minus in either of the first two periods, and not more than 25% plus or minus cumulative through the first year. The Company's gaps were within the target ranges at March 31, 1999.

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

The first period shown in the gap report covers assets and liabilities that mature or reprice within the first three months after quarter-end. This is the most critical period because there would be little time to correct a mismatch that is having an adverse impact on income. For example, if the Company had a large negative gap for the period--with liabilities maturing or repricing within the next three months significantly exceeding assets maturing or repricing in that period--and interest rates rose suddenly, the Company would have to wait for more than three months before an equal amount of assets could be repriced to offset the higher interest expense on the liabilities. As of March 31, 1999, the gap for this first period is a negative 6.64%.

For the next period, after three months but within six months, there is an excess of liabilities over assets of 2.44%.

In the third period, after six months but within one year, liabilities exceed assets by 14.52% of total assets, reflecting the current customer preference for short-term deposits. The cumulative gap within one year is a negative 23.60% of assets. Management is planning actions to be taken should this cumulative gap increase. The periods of over one year are less critical because more steps can be taken to mitigate the adverse effects of any interest rate changes arising from repricing mismatches.

Table 1--INTEREST RATE SENSITIVITY

                                                     After three   After six    After one                 Non-interest
As of March 31, 1999                       Within      months       months      year but                  bearing or
(in thousands)                             three     but within    but within    within     After five   non-repricing
                                           months       six         one year      five        years         items          Total
                                        ------------------------------------------------------------------------------------------

Assets:
Loans                                   $  680,441   $   98,167   $  129,630   $  611,514   $  158,326   $    (1,825)   $ 1,676,253
Cash and due from banks                         --           --           --           --           --       115,394        115,394
Money market investments                    85,788           --           --           --           --            --         85,788
Securities                                  74,350       42,969       92,080      408,019       90,291         9,762        717,471
Other assets                                    --           --           --           --           --       105,356        105,356

                                        -----------------------------------------------------------------------------   -----------
Total assets                               840,579      141,136      221,710    1,019,533      248,617       228,687    $ 2,700,262
                                        -----------------------------------------------------------------------------   ===========

Liabilities and shareholders' equity:
Borrowed funds:
  Repurchase agreements and
     Federal funds purchased                16,670           --           --           --           --            --         16,670
  Other borrowings                           3,809        2,500        5,000       32,500       13,500            --         57,309
Interest-bearing deposits:
  Savings and interest-bearing
    transaction accounts                   631,024           --      436,675           --           --            --      1,067,699
  Time deposits                            354,751      204,635      172,078       59,200        3,394            --        794,058
Demand deposits                                 --           --           --           --           --       499,953        499,953
Other liabilities                           13,622           --           --           --           --        26,760         40,382
Shareholders' equity                            --           --           --           --           --       224,191        224,191

                                        ------------------------------------------------------------------------------   ----------
Total liabilities and
  shareholders' equity                   1,019,876      207,135      613,753       91,700       16,894       750,904    $ 2,700,262
                                        -----------------------------------------------------------------------------   ===========
Interest rate-
  sensitivity gap                       $ (179,297)  $  (65,999)  $ (392,043)   $ 927,833   $  231,723   $  (522,217)
                                        =============================================================================
Gap as a percentage of
  total assets                              (6.64%)      (2.44%)     (14.52%)      34.36%        8.58%       (19.34%)
Cumulative interest
  rate-sensitivity gap                  $ (179,297)  $ (245,296)  $ (637,339)   $  90,494   $  522,217
Cumulative gap as a
  percentage of total assets                (6.64%)      (9.08%)     (23.60%)      10.76%       19.34%

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

To quantify the extent of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling. The modeling simulates the impact of different interest rate scenarios on both net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities.

A standard practice in the industry is to compute the impacts of interest rate "shocks" applied to the Company's asset and liability balances. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The resulting shock reports indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from the rate changes. The results reported below for the Company's December 31, 1998, and March 31, 1999 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                 Shocked by -2%      Shocked by +2%

As of  December 31, 1998
Net interest income                 (3.95%)             +3.65%
Net economic value                  +2.43%             (12.08%)

As of  March 31, 1999
Net interest income                 +1.13%              (0.55%)
Net economic value                  +8.54%             (16.89%)

The changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates are not exactly symmetrical in that the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value. This occurs because various contractual limits and non-contractual factors come into play. An example of the former is the "interest rates cap" on loans, which may limit the amount that rates may increase. An example of the latter is the assumption of to what extent rates could be lowered on administered rate accounts. The degree of symmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix. For instance, the assumed floors on deposit rates are more likely to come into play in a 2% decrease if the base rate is lower. The caps on loan rates which generally are present only in consumer loans would have more of an impact on the overall result to the extent that consumer variable rate loans are a larger proportion of the portfolio than in a previous period. For these computations, the Company has made certain assumptions that significantly impact the results. For example, the Company must make assumptions about the duration of its non-maturity deposits because they have no contractual maturity, and about the rates that would be paid on the Company's administered rate deposits as external yields change.

In addition to the simulations using the sudden rate changes, the hypothetical scenarios also include gradual interest rate changes. The most recent modeling using these more realistic hypothetical scenarios confirms that the Company's interest rate risk profile is balanced, i.e., the negative impact on net economic value from hypothetical changes in interest rates is not excessive, and that the results are within normal expectations. However, along with the assumptions used for the shock computations, these computations using gradual changes require certain additional assumptions with respect to the magnitude, direction and volatility of the interest rate scenarios selected which affect the results.

The Company's exposure to interest rate risk as of December 31, 1998, is discussed in more detail in the 10-K MD&A. There have been no material changes to this exposure during the first three months of 1999.


DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this analysis titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

Table 2 presents the average balances for the major deposit categories and the yields of interest-bearing deposit accounts for the last eight quarters. As shown both in Chart 1 and in Table 2, average deposits for the first quarter of 1999 have increased $346.8 million or 16.4% from average deposits a year ago.

Table 2--AVERAGE DEPOSITS AND RATES
(dollars in millions)

1998:                                         1st Quarter            2nd Quarter          3rd Quarter           4th Quarter
                                            -----------------     ------------------    -----------------     ------------------
NOW accounts                                $    271.3  1.16%     $    271.0  1.14%     $    280.2  1.14%     $    290.0  1.02%
Money market deposit accounts                    524.6  3.51           542.2  3.51           563.5  3.50           580.1  3.11
Savings accounts                                   182  2.37           181.9  2.36           188.5  2.41           196.0  2.10
Time certificates of deposit for
    less than $100,000 and IRA's                 410.6  5.47           418.7  5.37           429.5  5.30           448.5  5.16
Time certificates of deposit for
    $100,000 or more                               282  5.42           285.4  5.34           308.7  5.30           324.4  5.08
                                            -----------           -----------           -----------           -----------
Interest-bearing deposits                      1,670.5  3.81%        1,699.2  3.77%        1,770.4  3.76%        1,839.0  3.52 %
Demand deposits                                  442.4                 415.5                 448.0                 457.8
                                            -----------           -----------           -----------           -----------
  Total deposits                            $  2,112.9            $  2,114.7            $  2,218.4            $  2,296.8
                                            ===========           ===========           ===========           ===========

1999:
NOW accounts                                $    291.2  0.82%
Money market deposit accounts                    579.6  2.95
Savings accounts                                 199.5  2.04
Time certificates of deposit for
    less than $100,000 and IRA's                 448.8  4.93
Time certificates of deposit for
    $100,000 or more                             337.2  4.83
                                            -----------
Interest bearing deposits                      1,856.3  3.34%
Demand deposits                                  603.4
                                            -----------
  Total deposits                            $  2,459.7
                                            ===========


Administered rate deposit accounts are those products which the institution reprices at its option based on competitive pressure and need for funds. This contrasts with deposits for which the rates are set by contract for a term or are tied to an external index such as Certificate of Deposit. The average rates that are paid on deposits generally trail behind money market rates. This trailing characteristic is usually stronger with time deposits than with deposit types that have administered rates. This occurs because while financial institutions do not usually change interest rates on NOW, MMDA, and savings accounts with each small increase or decrease in short-term rates, once market rates have changed sufficiently to require adjustment in the administered rate accounts, all accounts reprice at once. In contrast, with time deposit accounts, while offering rates are changed more frequently, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are replaced during the quarter will bear the new rate.

Table 2 would seem to show the opposite of the general rule that administered rate deposits are more reflective of changes in market rates as the rates paid on the administered rate deposit accounts (NOW, MMDA, and savings accounts) remained quite stable over the first three quarters of 1998, with declines in the last two quarters. On the other hand, the rates on time certificate accounts declined during the whole period covered by the table. However, the stability of the rates paid on the administered accounts during the first three quarters of 1998 in fact reflected the lowering of rates in 1997 to match market rates, with the rates paid on the time deposits gradually catching up to the 1997 market rate changes. Rates paid on administered deposits were decreased late in the third quarter of 1998 and again in the fourth quarter of 1998 to reflect declines in the market rates driven by Federal Reserve Board actions to spur the economy.

The average balances for noninterest-bearing demand deposits during the first quarters of 1998 and 1999 were impacted by outstanding checks (which by regulation are classified as demand deposits) from the RAL and RT programs discussed below in "Refund Anticipation Loan and Refund Transfer Programs." Approximately $58.3 million of the average balance for noninterest-bearing demand deposits in the first quarter of 1998 and $148.9 million in the first quarter of 1999 relate to these programs. There was relatively little effect from these checks in other quarters.

Generally, the Company offers higher rates on certificates of deposit in amounts over $100,000 than for lesser amounts. It would be expected, therefore, that the average rate paid on these large time deposits would be higher than the average rate paid on time deposits with smaller balances. As may be noted in Table 2, however, this is not the case. There are two primary reasons for this.

First, loan demand has not been so great as to create a need for funds such that the Company would encourage, large deposits through premium rates. If the deposits are short-term and will be kept by the depositor with the Company only while premium rates are paid, the Company must invest the funds in very short-term assets, such as Federal funds. Since Federal funds sold earned between 4.79% and 5.67% during 1998 and the first three months of 1999, the spread between the cost of premium rate CD's and the earnings on their potential uses would be very small, if not negative. Second, a significant portion of the under $100,000 time deposits are IRA accounts. The Company pays a higher rate on these accounts than on other CD's because their terms tend to be relatively longer than other CD's. These factors have served to maintain a higher average rate paid on the smaller time deposits relative to the average rate paid on larger deposits.

The Company has not utilized any brokered deposits.


LOANS AND RELATED INTEREST INCOME

Table 3 shows the changes in the end-of-period (EOP) and average loan portfolio balances and taxable equivalent income and yields (Note 2) over the last six quarters (dollars in millions),

Table 3--LOAN BALANCES AND YIELDS

                            EOP          Average       Interest       Average
Quarter Ended           Outstanding     Outstanding    and Fees        Yield
--------------------  -------------- --------------- --------------  ----------
December        1997     $ 1,311       $1,275           $30.2        $ 9.40
March           1998      1,353         1,356            36.9         11.04
June            1998      1,390         1,369            32.9          9.65
September       1998      1,442         1,414            33.1          9.28
December        1998      1,583         1,491            35.5          9.45
March           1999      1,708         1,683            43.2         10.36


The end-of-period loan balance as of March 31, 1999, has increased by $125.0 million compared to December 31, 1998, and by $354.9 million compared to March 31, 1998. Residential real estate loans have increased as a result of increased purchase activity in the Company's market areas and due to refinancing activity prompted by the favorable interest rate environment. Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate. During the second half of 1998 and the first quarter of 1999, the Company retained a portion of the long term, fixed-rate 1-4 family residential loans it originated. Previously, the Company had sold almost all of its long term, fixed-rate residential loans because of concerns for market risk if rates were to rise. However, with rates at very low levels, most consumers wanted fixed rate loans and so the Company elected to hold some of these. The Company has taken several steps to reduce the interest rate risk. Among these steps are borrowing some of the money to fund the holding of these loans at fixed rates for terms expected to match the likely length of time the loans will be outstanding. The Company is also considering the use of interest rate swaps or other such financial instruments to mitigate the negative impact from rises in interest rates.

The consumer loan portfolio has increased primarily because of an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

The average balance and yield for the first quarters of 1999 and 1998 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. More information on this program may be found in the section titled "Refund Anticipation Loan and Refund Transfer Programs" below and in the 10-K MD&A. Average yields for the first quarter of 1999 and 1998 without the effect of RAL loans were 8.92% and 9.35%, respectively.

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

The rates on most commercial and construction loans vary with an external index like the national prime rate or the one year constant maturity treasury ("CMT"). The loans that are tied to prime adjust immediately to a change in those rates while the loans tied to CMT usually adjust every year.


OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                       March 31,            December 31,
                                       1999                  1998

Standby letters of credit           $ 26,633              $ 21,782
Loan commitments                     131,238               115,401
Undisbursed loans                     59,347                63,888
Unused consumer credit lines          79,094                71,544
Unused other credit lines            236,034               146,514

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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the first quarter of 1999, and at the end of the previous four quarters. Also shown for both the Company and its peers (Note 3) are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). The dollar amount of nonperforming assets increased substantially during the quarter ended March 31, 1999, as the Company stopped accruing interest on one large loan. The borrower is a high-tech manufacturing firm that has experienced difficulties due to the turmoil in foreign markets. The Company is participating in this loan with a number of other banks; its portion is approximately $7 million. The group of creditors is working with the borrower to recapitalize, or if this fails, to restructure the loan to extend the terms and thereby bring the debt service requirements within what the borrower can afford. The Company has allocated an appropriate amount of the allowance for credit losses to this loan to cover any probable loss.

Table 4--ASSET QUALITY
(dollars in thousands)


                               March 31,    December 31,  September 30,      June 30,     March 31,
                                 1999           1998          1998             1998         1998
                               ---------    ------------  -------------    ----------     ----------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more              $     301     $      78      $     428      $      763      $     726
Nonaccrual loans                  17,915         8,148          8,706           9,440         12,342
                               ---------     ---------      ---------      ----------      ---------
Total noncurrent loans            18,216         8,226          9,134          10,203         13,068
Foreclosed real estate                --            --             58             200            200
                               ---------     ---------      ---------      ----------      ---------
Total nonper-
  forming assets               $  18,216     $   8,226      $   9,192      $   10,403      $  13,268
                               =========     =========      =========      ==========      =========
Allowance for credit losses
   other than RALs                29,637        28,963         28,485          27,866         23,411
Allowance for RALs                 1,871           333            204              --          2,936
                               ---------     ---------      ---------      ----------      ---------
Total allowance                $  31,508     $  29,296      $  28,689      $   27,866      $  26,347
                               =========     =========      =========      ==========      =========

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans            1.75%         1.83%          1.98%           2.00%          1.74%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans        163%          352%           312%            273%           179%
Ratio of noncurrent
  loans to total loans             1.08%         0.52%          0.63%           0.73%          0.97%
Ratio of nonperforming
  assets to total assets           0.68%         0.31%          0.36%           0.43%          0.55%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans              n/a         2.04%          2.10%           2.14%          2.16%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans         n/a          199%           202%            209%           204%
Ratio of noncurrent
  loans to total loans               n/a         1.02%          1.04%           1.03%          1.06%
Ratio of nonperforming
  assets to total assets             n/a         0.71%          0.74%           0.73%          0.76%



The Company ratios above are computed exclusive of the RALs and the related allowance for credit losses. This is done to improve comparability with the Company's peers. Only two other banks operate national RAL and RT programs. Based on the prior year experience and other factors, the Company provides an allowance specifically for RALs as the loans are made. As discussed below in the section titled "Refund Anticipation Loan and Refund Transfer Programs", almost all of the RALs are made in the first quarter, with a smaller number in the second quarter. Therefore, there is a substantial allowance for RALs at the end of each first quarter, which distorts the ratios. The Company charges off unpaid RALs significantly earlier than other loans, usually after about 6 weeks, before these loans would be classified as "nonperforming" under generally used industry standards. With no RALs in the total of nonperforming loans, it is more meaningful to exclude them from the balance for total loans and to exclude the portion of the allowance allocated specifically to them in computing the ratios. There are small amounts of allowance for credit losses related to RALs at the end of the third and fourth quarters that are the result of collection of previously charged-off RALs.

The allowance for credit losses other than RALs compared to total loans has remained relatively stable during the last five quarters. The coverage ratio of allowance to noncurrent loans declined primarily because of the reclassification of the one large loan noted above. While the ratio of noncurrent loans to total loans doubled during the first quarter of 1999, the Company's ratio at 1.08% is still just above the 1.02% ratio of its peers.

It is to be expected that the Company's credit ratios will vary more than those of its peers. First, some financial institutions have a large proportion of their loans made up of many, relatively small loans like consumer installment, credit card, or 1-4 family residential loans. These institutions will find that their nonperforming ratios tend to vary less because of the diversification effect of the large number of loans, much like the Company experiences with its RAL program. However, the Company's portfolios also include nonresidential real estate, commercial loans, and some agricultural loans. These loans are not part of large homogenous groups for which credit loss can be as easily predicted. Instead, these loans are relatively few in number and represent relatively large balances for the Company. If one of these loans become nonperforming or if one is brought back by the borrower into a performing status, the Company's ratios are impacted. Statistical models are also less useful in determining how much allowance must be provided to cover losses inherent in these portfolios. The Company considers these factors in setting its overall allowance for credit losses, and based on its current knowledge and judgment, the appropriate amount will vary from the average amount provided by its peers. Second, the Company's ratios will also vary more than the peer average simply because the latter is an average and differences and changes at individual banks tend to offset each other.

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for March 31, 1999 (amounts in thousands).

Table 5--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

                                Noncurrent       Other Potential
                                   Loans          Problem Loans
                                   -----          -------------
Loans secured by real estate:
       Construction and
             land development      $    15            $   351
      Agricultural                      25              3,521
      Home equity lines                204                674
      1-4 family mortgage            2,531              2,175
      Multifamily                      --                 --
      Nonresidential, nonfarm        5,287              6,674
Commercial and industrial            8,780             16,883
Leases                                 296                --
Other consumer loans                 1,075                957
 Other Loans                             3                 22
                                   -------            -------
               Total               $18,216            $31,257
                                   =======            =======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 1999 (amounts in thousands).

         Doubtful                     $3,770
         Substandard                  $3,832
         Special Mention              $1,297

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in
Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 1999 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.


SECURITIES AND RELATED INTEREST INCOME

The Company has created three separate portfolios of securities for internal management purposes. The first portfolio, for securities that will be held to maturity, is the "Earnings Portfolio." This portfolio includes practically all of the tax-exempt municipal securities and some of the longer term taxable securities. The second and third portfolios consist of securities that are all classified as available-for-sale. The second portfolio, the "Liquidity Portfolio," is made up almost entirely of the shorter term Treasury and government-sponsored Agency securities. The third portfolio, the "Discretionary Portfolio," consists of shorter term Treasury and government-sponsored Agency securities, mortgage-backed securities (including collateralized mortgage obligations), asset-backed securities, and a few municipal securities. The Company specifies whether the security will be held to maturity--and therefore placed in the Earnings Portfolio--or available for sale at the time of purchase. Securities may be transferred between the Liquidity and Discretionary Portfolios at the Company's option. The reasons for these portfolios are explained in the 10-K MD&A.

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

Table 6--AVERAGE BALANCES OF SECURITIES AND INTEREST YIELD


    1998                              1st Quarter            2nd Quarter            3rd Quarter            4th Quarter
                                 --------------------   ---------------------   --------------------    --------------------
    U.S.  Treasury               $  282.2        5.98%   $  258.6        5.95%   $  221.3        5.91%   $  210.2       5.93%
    U.S.  Agency                     79.4        5.97       101.2        5.90       151.7        5.86       151.6       5.56
    Asset-backed securities           6.3        4.72        14.5        6.15        14.3        6.02        14.0       5.72
    Mortgage-backed
     Securities                     206.2        6.74       211.5        5.99       213.2        6.18       222.4       6.12
    Tax-Exempt securities           132.1       10.79       141.2       10.24       141.4       10.38       138.6      10.44
    Equity securities                 8.8        5.49         8.9        5.47         9.0        5.57         9.0       5.56
                                 ---------              ----------              ----------              ----------
      Total                      $  715.0       7.07%    $  735.9        6.77%   $  750.9        6.82%   $  745.8       6.74%
                                 =========              ==========              ==========              ==========


    1999

    U.S.  Treasury               $  204.1        5.95%
    U.S.  Agency                    162.4        5.85
    Asset-backed securities          15.3        5.66
    Mortgage-backed
     Securities                     215.7        6.18
    Tax-Exempt securities           134.8       10.54
    Equity securities                 9.1        5.25
                                 ---------
      Total                      $  741.4        6.80%
                                 =========



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


HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company established policies and procedures in 1996 to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company does not currently have any hedges in place. The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

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

     Table 7--AVERAGE BALANCES OF FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND THEIR RELATED YIELDS

                                                  Average              Average
       Quarter Ended                            Outstanding             Yield
       -------------                        ------------------        ---------
       December       1997                        $151.1                5.65%
       March          1998                         131.6                5.64
       June           1998                         121.5                5.62
       September      1998                         174.3                5.67
       December       1998                         204.2                5.12
       March          1999                         166.9                4.79

The average balance sold into these markets in the first quarters of each year reflects the large volume of funds received from the IRS related to the refund anticipation loans and refund transfers processed by the Company during that time.

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


BANKERS' ACCEPTANCES AND COMMERCIAL PAPER

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

In prior years, the Company purchased bankers' acceptances rather than commercial paper because the yields were more attractive relative to the risk. While the acceptances of only highly rated financial institutions were utilized, acceptances have some amount of risk above that of U.S. Treasury securities. Therefore, the Company required that there be a reasonable spread in the yields between the bankers' acceptances and U.S. Treasury securities to justify the assumption of that additional risk. The only banks issuing these instruments that had both the high credit rating and sufficient incremental yield were Japanese banks. During 1997, as economic troubles began to adversely impact the ratings of the Japanese banks issuing these instruments, the Company reduced its purchases and discontinued them after January 1998. The last acceptance matured in July 1998.

In place of bankers' acceptances, in 1998 the Company began purchasing commercial paper issued by highly rated domestic companies.

Table 8 discloses the average balances and yields of bankers' acceptances and commercial paper for the last six quarters (dollars in millions).


Table 8-- BANKERS' ACCEPTANCES AND COMMERCIAL PAPER
                                            Average               Average
       Quarter Ended                      Outstanding              Yield
       -------------                  ------------------        -----------
       December       1997                   $60.8                5.85%
       March          1998                    47.0                5.94
       June           1998                    14.3                6.09
       September      1998                     1.5                6.23
       December       1998                     7.5                5.63
       March          1999                    17.9                5.38



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

Table 9--OTHER BORROWINGS
                              Average      Average      Percentage of
       Quarter Ended        Outstanding     Rate    Average Total Assets
       -------------       -------------  --------  --------------------
       December       1997    $28.1         4.93%           1.2%
       March          1998     25.2         5.06            1.1
       June           1998     18.4         4.88            0.8
       September      1998     21.2         4.89            0.9
       December       1998     33.5         4.40            1.3
       March          1999     26.7         4.43            1.0

Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). Advances of $16 million are structured to amortize at $2.0 million per quarter declining to $1.0 million per quarter through the fourth quarter of 2001. The remainder of the advances totaling $40.0 million mature between June 2002 and January 2007 in amounts which range from $6.0 million to $1.5 million

Table 10 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last six quarters.

Table 10--LONG-TERM DEBT
                                  Average         Average      Percentage of
       Quarter Ended            Outstanding        Rate    Average Total Assets
       -------------        ---------------       -------  -------------------
       December       1997        $40.1            6.21%           1.7%
       March          1998         37.6            6.19            1.6
       June           1998         35.1            6.22            1.5
       September      1998         32.6            6.25            1.3
       December       1998         35.8            5.96            1.4
       March          1999         49.3            5.66            1.8

The primary purpose of this long-term debt is to mitigate the market risk incurred through purchases of various loan and lease portfolios and the retention of a portion of the fixed-rate 1-4 family residential loans originated by the Company. As mentioned in the section titled "Interest Rate Sensitivity," one of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates.

OTHER OPERATING INCOME

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Table 11 shows trust income over the last six quarters (in thousands).

Table 11--TRUST INCOME
                  Quarter Ended                            Trust Income
                  -------------------------          ----------------------
                  December          1997                     $2,522
                  March             1998                      2,865
                  June              1998                      2,816
                  September         1998                      2,900
                  December          1998                      2,880
                  March             1999                      3,351

There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $291,000 of the fees earned in the first quarter of 1998 and $288,000 of the fees earned in the first quarter of 1999. Variation is also caused by the recognition of probate fees. These fees are accrued when the work is completed rather than accruing the fees as the work is done because it is only upon the completion of probate that the amount of the fee is established by the court. After adjustment for these seasonal and non-recurring items and increasing price levels in the stock market, trust income has been increasing because of growth in the total number of accounts and dollar balances under management resulting from substantially enhanced marketing efforts.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. Categories of all noninterest operating income other than trust fees and securities gains or losses are shown in Table 12 for the last six quarters (in thousands).

Table 12--OTHER INCOME                    Other Service
                        Service Charges     Charges,
                          on Deposit      Commissions,       Other
Quarter Ended              Accounts         & Fees           Income
---------------------------------------   --------------    -------
December       1997         $2,352           $2,030          $408
March          1998          2,272            6,248           248
June           1998          2,297            2,805           293
September      1998          2,361            2,647           232
December       1998          2,337            2,112           446
March          1999          2,361            7,973           307

The unusually large amounts in "Other Service Charges, Commissions and Fees" for the first quarters of 1999 and 1998 are due to $5.91 million and $4.33 million, respectively, of fees received for the electronic transfer of tax refunds as explained in the section titled "Refund Anticipation Loan and Refund Transfer Programs."


STAFF EXPENSE

The largest component of noninterest expense is staff expense. Staff size is closely monitored in relation to the growth in the Company's revenues and assets.

Table 13 shows the amounts of staff expense incurred over the last six quarters (in thousands).

 Table 13--STAFF EXPENSE
                              Salary and            Profit Sharing and
 Quarter Ended            Other Compensation    Other Employee Benefits
 --------------------   --------------------    -----------------------
 December        1997            $ 9,449                   $1,884
 March           1998             10,375                    2,285
 June            1998              9,837                    2,427
 September       1998              9,576                    2,216
 December        1998             10,389                    2,173
 March           1999             10,677                    2,118

There is some increase each quarter caused by the addition of staff. Other factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the first quarter of each year because all Company exempt employees have their annual salary review in the first quarter with merit increases effective on March 1. In 1999, these averaged approximately 5%. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrued compensation expense for the pool for employee bonuses throughout the year as they are earned rather than when they are actually paid. The accrual is based on projected net income for the year.

The amount for the fourth quarter of 1998 is higher than expected because of accruals to settle the terms of employment contracts with some of the former Pacific Capital employees and to provide for separation payments for staff that would not be retained after the merger is complete.

There is also variability in the amounts reported above for Profit Sharing and Other Employee Benefits. These amounts include (1) the Company's contribution to profit sharing plans and retiree health benefits, (2) the Company's portion of health insurance premiums and payroll taxes, and (3) payroll taxes and workers' compensation insurance.

The Company's contributions for the profit sharing and retiree health benefit plans are determined by a formula which is based on pre-tax income, limited by the amount that is deductible for income taxes. The contribution expense varied from quarter to quarter as the Company adjusted its estimation of the contribution that would eventually be deductible.

OTHER OPERATING EXPENSES
The following table shows other operating expenses over the last six quarters (in thousands).

Table 14--OTHER OPERATING EXPENSE
                               Occupancy Expense  Furniture &      Other
       Quarter Ended             Bank Premises     Equipment      Expense
       -------------             -------------     ---------      -------

       December     1997           $2,050          $1,654        $ 8,018
       March        1998            2,043           1,459          6,541
       June         1998            2,061           1,525          6,631
       September    1998            2,254           1,688          7,531
       December     1998            1,950           2,293         17,504
       March        1999            2,298           1,560         10,377

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The unusually high amount in other expense for the fourth quarter of 1998 relates to expenses incurred to effect the merger. These include fees paid to consultants and investment bankers.

Table 15 shows a detailed comparison for the major expense items in other expense for the three-month periods ended March 31, 1999, and 1998 (amounts in thousands).

Table 15--OTHER EXPENSE

                                              Three-Month Periods
                                                Ended March 31,
                                           -------------------------
                                              1999          1998
                                           -----------    ----------
Professional services                        $ 2,653       $  713
RAL processing and incentive fees                500          225
Supplies and sundries                            426          387
Postage and freight                              457          404
Marketing                                        550          379
Bankcard processing                              679          607
Credit bureau                                    453          291
Telephone and wire expense                       549          391
Charities and contributions                      116          106
Software expense                                 670          394
Operating losses                                 112          126
Armored car services                             173          184
Printing                                         240          144
Amortization of goodwill                         350          350
Other                                          2,449        1,840
                                             --------      ------
  Total                                      $10,377       $6,541
                                             ========      ======

Included in professional services are consultant costs of $1,863,000 that were incurred by the Company's Information Technology department. The majority of these costs were incurred to combine operating systems following the merger with Pacific Capital Bancorp and to address Y2K system issues.

The increase in Bankcard processing fees is a result of an increase in the number of merchant card processing transactions and from price increases charged by processors. RAL processing and incentive fees are paid to tax preparers and filers based on the volume and collectibility of the loans made through them. The increase in these fees for the three months ended March 31, 1999 compared to the same period of 1998 reflects the higher volume of RAL transactions for the program this year as well as the lower loss rate on loans in 1999 as discussed below in the section titled "Refund Anticipation Loan and Refund Transfer Programs.

The increase in software expense represents costs incurred to upgrade existing software and purchase new software to meet the technological needs of the Company. The investment in technology keeps the Company competitive with services our customers' demand.

The amounts in the "Other" line of Table 15 comprise a wide variety of miscellaneous expenses, none of which total more than 1% of revenues. Included among these is the net operating cost or benefit of other real estate owned ("OREO"). When the Company forecloses on the real estate collateral securing delinquent loans, it must record these assets at the lower of their fair value (market value less estimated costs of disposal) or the outstanding amount of the loan. Costs incurred to maintain or operate the properties are charged to expense as they are incurred. If the fair value of the property declines below the original estimate, the carrying amount of the property is written-down to the new estimate of fair value and the decrease is also charged to this expense category. If the property is sold at an amount higher than the estimated fair value, or if income is received from the rental of the property while the Company is attempting to dispose of it, the gain or income that is realized is credited to this category.


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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At the end of March 1999, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of March 1999, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of March 1999, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the first quarter of 1999 and 1998 (dollars in thousands).

Table 16--CAPITAL RATIOS

                                  1st Quarter     1st Quarter
                                     1999             1998             Change
                                  ----------       ----------         --------
Amounts:
    Net Income                    $   14,521       $   10,721         $  3,800
    Average Total Assets          $2,789,122       $2,401,788         $387,334
    Average Equity                $  219,686       $  197,125         $ 22,561
Ratios:
    Equity Capital to Total
         Assets (period end)           8.30%            8.19%            0.11%
    Annualized Return
         on Average Assets             2.08%            1.79%            0.29%
    Annualized Return
         on Average Equity            26.44%           21.75%            4.69%



Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings.

Areas of uncertainty or seasonal variations include asset quality, loan demand, and RAL and RT operations. A substantial increase in charge-offs would require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. If loan demand increases, the Company will be able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. RAL and RT earnings, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of March 31, 1999, the Company's risk-based capital ratio was 12.23%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6% and 5% of average tangible assets, respectively. As of March 31, 1999, Tier I capital was 10.98% of risk adjusted assets and 7.38% of average tangible assets.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to Santa Barbara Bancorp for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and for the first quarter of 1999, it also approved other dividends from SBB&T to the Bancorp to fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T will continue to need to request approval for dividends until earnings for the preceding three years exceed dividends paid to Bancorp in the same three years. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of SBB&T.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

The current quarterly dividend rate is $0.18 per share. When annualized, this represents a payout ratio of approximately 42% of earnings per share exclusive of merger costs for the trailing 12 months.


REGULATION

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The subsidiary banks are required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to all members of their communities.

As a bank holding company, Bancorp is primarily regulated by the Federal Reserve Bank ("FRB"). As a member bank of the Federal Reserve System that is state-chartered, SBB&T's primary Federal regulator is the FRB and its state regulator is the CDFI. As a nationally chartered bank, FNB's primary regulator is the Office of the Comptroller of the Currency. As a non-bank subsidiary of the Company, Sanbarco is regulated by the FRB. Each of these regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the subsidiary banks have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore, except for the need for approval of dividends paid from SBB&T to Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the subsidiary banks to continue to be classified as well capitalized in the future.


REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

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

There is a higher credit risk associated with RALs than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers conduct no business with the Company other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

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

While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The RAL and RT programs had significant impacts on the Company's activities and results of operations during the first quarters of 1998 and 1999. A more extended description of these programs may be found in the Company's Form 10-K for 1998.

Gross revenues for the RAL and RT programs were $6.4 million and $4.3 million, respectively, for the first quarter of 1998, with operating expenses of $1.0 million. The Company added $5.2 million to the RAL allowance for credit loss through a charge to provision expense during the quarter and added another $1.9 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $4.5 million in RALs during this quarter and $7.2 million for the year.

During the first quarter of 1999, the Company recognized fees for RALs of $7.5 million and fees for RTs of $5.9 million. Operating expenses totaled $1.8 million.

The Company estimates that about 3.0% of RALs will not be collected in a timely fashion from the IRS compared to the 4.0% rate experienced in 1998. Using this estimate, during the quarter ended March 31, 1999, the Company provided for these potential losses by adding $2.8 million to the RAL allowance for credit loss through a charge to provision expense and adding another $2.1 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $3.3 million in RALs against this allowance in the first quarter of 1999. Some of these loans may yet be paid during the remainder of this year or during the 2000 filing season. In addition, following past practice, the Company expects to charge-off any remaining uncollected RALs by June 30.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.


Y2K

The Company provided extensive information regarding its preparations for the Century Date Change in the 1998 10-K MD&A. The discussion here is intended to update that information.

State of readiness - Since early 1997, the Company has been addressing the impact of Y2K to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Y2K system modifications were in place for all critical systems. As most of the critical software is purchased from vendors, the Company is concentrating its efforts on implementation and testing of Y2K "Compliant" versions provided by these vendors. Full system validation and certification of these versions will be performed in 1999.

Costs - The Company continues to estimate that it will spend approximately $2.5 million to address the Y2K issue. Through March 31, 1999, approximately $1.7 million has been spent. However, the impact to operating results for the remainder of 1999 will be less than the approximately $800,000 expected to be spent because many of these costs related to the reassignment of internal staff from other projects and to the purchase of equipment and software, the cost of which will be amortized over a number of years. Management does not anticipate a material adverse impact to the Company's results of operations or financial position.

Risks - The primary risk of failure to adequately address the Y2K problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk if its customers, funds providers, or correspondent financial institutions and brokerage firms are unable to adequately address Y2K in their own data processing systems. The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to ensure that these third parties are addressing the issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Y2K problem is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that in the event of a shortage of liquidity they would not be able to meet their commitments to the Company. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle security transactions. There are also risks to the Company relating to providers of power and telecommunications not being able to supply these services.

Contingency Plans - The Company assumes that its critical computer systems will be prepared for the Y2K, but continues the process of preparing contingency plans for business operations in the event of power or telecommunications failures. For non-core operations, the Company will rely on manual processing until modifications or replacement systems are in place.


------------------------------------------------------------------------------

Note 1 - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 1998. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note 2 - As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $8.5 million as of March 31, 1999. The average yields presented in Table 3 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield, assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the first quarter of 1999 would be $43.2 million and the average yield would be 10.32%. There would also be corresponding reductions for the other quarters shown in the Table 3. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

Note 3 - Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Fourth Quarter, 1998 for banks with total assets from $1-10 billion.

PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description

           3               Amendment Number One to Bylaws

           27.0399         Financial Data Schedule for March 31, 1999
           27.0398         Restated Financial Data Schedule March 31, 1998

     The restatement of the Financial Data Schedule gives effect to the two-for-one (2:1) split of outstanding shares of Common Stock payable on April 16, 1998 and to the merger between Santa Barbara Bancorp and Pacific Capital Bancorp which was accounted for as pooling of interests.


(b) One report on Form 8-K was filed during the quarter ended March 31, 1999. The completion of the merger of Santa Barbara Bancorp and Pacific Capital Bancorp on December 30, 1998 and a name change of Santa Barbara Bancorp, the surviving corporate entity in the merger, to Pacific Capital Bancorp, was reported on a Form 8-K filed with the Commission on January 14, 1999.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


PACIFIC CAPITAL BANCORP

              /s/ David W. Spainhour
              David W.  Spainhour                  May 17, 1999
              President
              Chief Executive Officer



              /s/ Donald Lafler
              Donald Lafler                        May 17, 1999
              Senior Vice President
              Chief Financial Officer

EXHIBIT 3

                                   RESOLUTION

                             PACIFIC CAPITAL BANCORP

                            Santa Barbara, California

                         AMENDMENT NUMBER ONE TO BYLAWS


RESOLUTION REGARDING NUMBER OF DIRECTORS

         Upon motion made, seconded, and unanimously carried, the following resolution, effective as of the date of the Annual Meeting, was approved:

                        RESOLVED, that Section 3.2.1 of the Bylaws of the
                  Corporation is amended to read as follows:

                  3.2.1 Authorized Number. The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than nine (9) nor more than seventeen (17). Until a different number within the foregoing limits is specified in an amendment to this Section 3.2.1within the foregoing limits is specified in an amendment to this Section 3.2.1 duly adopted by the Board of Directors or the shareholders, the exact number of authorized directors shall be twelve (12).