Form 10-Q
period 1999-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 1999-08-13
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      June 30, 1999

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

Common Stock - As of August 12, 1999 here were 24,474,907 shares of the issuer's common stock outstanding.

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998

              Consolidated Statements of Income
                  Six and Three-Month Periods Ended June 30, 1999 and 1998

              Consolidated Statements of Cash Flows
                  Six-Month Period Ended June 30, 1999 and 1998

              Consolidated Statements of Comprehensive Income
                  Six and Three-Month Periods Ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as supplemented by the first quarter 1999 Form 10-Q.

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

                                                    PART 1
                                            FINANCIAL INFORMATION

                                    PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                   Consolidated Balance Sheets (Unaudited)
                                 (dollars in thousands except share amounts)

                                                                     June 30, 1999          December 31, 1998
                                                                    ---------------     ----------------------
 Assets:
     Cash and due from banks                                         $     110,405         $     114,206
      Federal funds sold and securities purchased under
          agreement to resell                                               47,500                69,890
      Money market funds                                                         -                 1,567
                                                                     --------------        --------------
               Cash and cash equivalents                                   157,905               185,663
                                                                     --------------        --------------
      Securities (Note 4):
          Held-to-maturity                                                 166,808               194,769
          Available-for-sale                                               510,533               596,996
      Bankers' acceptances and commercial paper                              4,995                19,888
      Loans, net of allowance of $29,616 at
          June 30, 1999 and $29,296 at
          December 31, 1998 (Note 5)                                     1,787,587             1,553,485
      Premises and equipment, net                                           31,645                29,916
      Accrued interest receivable                                           16,500                15,944
      Other assets (Note 6)                                                 62,557                52,757
                                                                     --------------        --------------
                   Total assets                                      $   2,738,530         $   2,649,418
                                                                     ==============        ==============

Liabilities:
      Deposits:
          Noninterest bearing demand deposits                        $     486,808         $     498,266
          Interest bearing deposits                                      1,836,644             1,831,410
                                                                     --------------        --------------
               Total Deposits                                            2,323,452             2,329,676
      Securities sold under agreements
          to repurchase and Federal funds purchased                         48,385                27,796
      Long-term debt and other borrowings (Note 7)                         116,028                44,953
      Accrued interest payable and other liabilities                        24,908                32,993
                                                                     --------------        --------------
               Total liabilities                                         2,512,773             2,435,418
                                                                     --------------        --------------
Shareholders' equity
      Common stock (no par value; $0.33 per share stated value;
          60,000,000 authorized; 24,532,960 outstanding at
          June 30, 1999 and 24,208,782 at December 31, 1998)                 8,179                 8,071
      Surplus                                                               97,938                95,498
      Accumulated other comprehensive income (Note 8)                       (2,040)                3,496
      Retained earnings                                                    121,680               106,935
                                                                     --------------        --------------
               Total shareholders' equity                                  225,757               214,000
                                                                     --------------        --------------
                   Total liabilities and shareholders' equity        $   2,738,530         $   2,649,418
                                                                     ==============        ==============

        See accompanying notes to consolidated condensed financial statements.

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                                                   For the Six-Month                      For the Three-Month
                                                                     Periods Ended                           Periods Ended
                                                                        June 30,                                June 30,
                                                           -----------------------------------       -------------------------------
                                                                   1999             1998                     1999            1998
                                                           -----------------------------------       -------------------------------
Interest income:
    Interest and fees on loans                             $        81,407   $        69,838        $      38,253   $     32,916
    Interest on securities                                          21,866            22,418               10,602         11,185
    Interest on Federal funds sold and securities
       purchased under agreement to resell                           2,673             3,524                  703          1,702
    Interest on BA's and commercial paper                              331               907                   74            218
                                                           ----------------------------------       -----------------------------
       Total interest income                                       106,277            96,687               49,632         46,021
                                                           ----------------------------------       -----------------------------
Interest expense:
    Interest on deposits                                            30,011            31,678               14,735         15,991
    Interest on securities sold under agreements
       to repurchase and Federal funds purchased                       746               507                  484            209
    Interest on other borrowed funds                                 1,723             1,158                  991            561
                                                           ----------------------------------       -----------------------------
       Total interest expense                                       32,480            33,343               16,210         16,761
                                                           ----------------------------------       -----------------------------
Net interest income                                                 73,797            63,344               33,422         29,260
Provision for loan losses                                            4,559             6,933                  840            984
                                                           ----------------------------------       -----------------------------
    Net interest income after provision for loan losses             69,238            56,411               32,582         28,276
                                                           ----------------------------------       -----------------------------
Other operating income:
    Service charges on deposits                                      4,785             4,569                2,424          2,297
    Trust fees                                                       6,446             5,681                3,095          2,816
    Other service charges, commissions and fees, net                10,859             9,053                2,886          2,805
    Net (loss) gain on securities transactions                        (286)              106                 (109)            49
    Other operating income                                             688               541                  381            292
                                                           ----------------------------------       -----------------------------
       Total other income                                           22,492            19,950                8,677          8,259
                                                           ----------------------------------       -----------------------------
Other operating expense:
    Salaries and benefits                                           25,326            24,924               12,531         12,264
    Net occupancy expense                                            4,804             4,104                2,506          2,061
    Equipment expense                                                2,992             2,983                1,432          1,524
    Other expense                                                   20,617            13,171               10,240          6,630
                                                           ----------------------------------       -----------------------------
       Total other operating expense                                53,739            45,182               26,709         22,479
                                                           ----------------------------------       -----------------------------
Income before income taxes                                          37,991            31,179               14,550         14,056
Applicable income taxes                                             14,427            11,467                5,507          5,065
                                                           ----------------------------------       -----------------------------
             Net income                                    $        23,564   $        19,712        $       9,043   $      8,991
                                                           ==================================       =============================

Earnings per share - basic (Note 2)                        $          0.97   $          0.83        $        0.37   $       0.38
Earnings per share - diluted (Note 2)                      $          0.95   $          0.81        $        0.37   $       0.37

                              See accompanying notes to consolidated condensed financial statements.

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                                                            For the Six Months Ended June 30,
                                                                                             1999                       1998
                                                                                       ---------------            ----------------
Cash flows from operating activities:
    Net Income                                                                         $       23,564             $       19,712
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                                            3,132                      3,103
       Provision for loan and lease losses                                                      4,559                      6,933
       Net amortization of discounts and premiums for
         securities and bankers' acceptances and
         commercial paper                                                                      (2,915)                      (773)
       Net change in deferred loan origination
         fees and costs                                                                           165                       (326)
       Net (gain) loss on sales and calls of securities                                           286                        114
       Change in accrued interest receivable and other assets                                 (16,610)                    (1,088)
       Change in accrued interest payable and other liabilities                                (8,141)                       980
                                                                                       ---------------            ---------------
         Net cash provided by operating activities                                              4,040                     28,655
                                                                                       ---------------            ---------------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                                           147,481                     79,254
       Purchase of securities                                                                 (45,537)                  (149,814)
       Proceeds from sale of securities                                                        14,807                     56,355
       Proceeds from maturity of bankers' acceptances and
         commercial paper                                                                      45,000                     58,488
       Purchase of bankers' acceptances and commercial paper                                  (29,805)                   (14,671)
       Net increase in loans made to customers                                               (238,648)                   (82,545)
       Purchase or investment in premises and equipment                                        (4,143)                    (3,462)
                                                                                       ---------------            ---------------
         Net cash used in investing activities                                               (110,845)                   (56,395)
                                                                                       ---------------            ---------------
Cash flows from financing activities:
       Net increase in deposits                                                                (6,224)                    76,390
       Net decrease in borrowings with maturities
         of 90 days or less                                                                    20,589                     (9,250)
       Net increase (decrease) in long-term debt and other
         borrowings                                                                            71,075                     (5,000)
       Proceeds from issuance of common stock                                                   2,370                      2,244
       Payments to retire common stock                                                             --                     (3,790)
       Dividends paid                                                                          (8,763)                    (6,019)
                                                                                       ---------------            ---------------
         Net cash provided by financing activities                                             79,047                     54,575
                                                                                       ---------------            ---------------
    Net increase in cash and cash equivalents                                                 (27,758)                    26,835
    Cash and cash equivalents at beginning of period                                          185,663                    194,318
                                                                                       ---------------            ---------------
    Cash and cash equivalents at end of period                                         $      157,905             $      221,153
                                                                                       ===============            ===============

Supplemental disclosure:
    Cash paid for the three months ended:
       Interest                                                                        $       32,212             $       33,069
       Income taxes                                                                    $       16,067             $        7,630
       Non-cash additions to other real estate owned                                   $           --             $          200
       Non-cash additions to loans                                                     $          178             $          317

                                 See accompanying notes to consolidated condensed financial statements

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)
                 (dollars in thousands except per share amounts

                                                                   For the Six-Month                   For the Three-Month
                                                                     Periods Ended                        Periods Ended
                                                                        June 30,                             June 30,
                                                             -----------------------------         -----------------------------
                                                                 1999          1998                1999              1998
                                                             -----------       -----------         ----------        -----------
Net income                                                   $   23,564        $   19,712          $   9,043         $    8,991
Other comprehensive income, net of tax (Note 8):
  Unrealized loss on securities:
    Unrealized holding losses arising during period              (5,250)             (349)            (4,030)              (191)
    Less: reclassification adjustment for gains (losses)
      included in net income                                       (286)              106               (109)                49
                                                             -----------       -----------         ----------        -----------
       Other comprehensive income                                (5,536)             (243)            (4,139)              (142)
                                                             -----------       -----------         ----------        -----------
Comprehensive income                                         $   18,028        $   19,469          $   4,904         $    8,849
                                                             ===========       ===========         ==========        ===========

                              See accompanying notes to consolidated condensed financial statements.

                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


1.       Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB") and its affiliate South Valley National Bank ("SVNB"), and Pacific Capital Commercial Mortgage, Inc. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.


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

The computation of basic and diluted earnings per share for the six and three-month periods ended June 30, 1999 and 1998, was as follows (shares and net income amounts in thousands):

                                                   Six-month Periods               Three-month Periods
                                               Basic             Diluted         Basic            Diluted
                                              Earnings          Earnings       Earnings          Earnings
                                             Per Share          Per Share      Per Share         Per Share
                                             ---------          ---------      ---------         ---------
Ended June 30, 1999
Numerator --net income                        $ 23,564           $ 23,564       $ 9,043           $ 9,043

Denominator --weighted average
      shares outstanding                        24,316             24,316        24,391            24,391
Plus: net shares issued in
      assumed stock option exercises                                  375                             372
Diluted denominator                                                24,691                          24,763

Earnings per share                               $0.97              $0.95         $0.37             $0.37

Ended June 30, 1998
Numerator --net income                        $ 19,712           $ 19,712       $ 8,991           $ 8,991

Denominator --weighted average
      shares outstanding                        23,647             23,647        23,681            23,681
Plus: net shares issued in
      assumed stock option exercises                                  670                             667
Diluted denominator                                                24,317                          24,348

Earnings per share                               $0.83              $0.81         $0.38             $0.37


3.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the six and three-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1998 have been reclassified to be consistent with the reporting for 1999.

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

SBB&T and FNB are members of the Federal Reserve Bank of San Francisco ("FRB"). SBB&T is a member of the Federal Home Loan Bank of San Francisco ("FHLB"). The banks are required to hold shares of stock in these two organizations as a condition of membership. These shares are reported as equity securities.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(in thousands)                                     Held-to-    Available-
                                                   Maturity     for-Sale      Total
                                                 ------------------------------------
June 30, 1999
Amortized cost:
      In one year or less                       $   46,551   $   95,239   $  141,790
      After one year through five years             75,665      339,563      415,228
      After five years through ten years             6,231       39,799       46,030
      After ten years                               38,361       30,724       69,085
      Equity securities                                 --        8,681        8,681
                                                -------------------------------------
                     Total securities           $  166,808   $  514,006   $  680,814
                                                =====================================

Estimated market value:
      In one year or less                       $   47,059   $   95,503   $  142,562
      After one year through five years             80,195      338,331      418,526
      After five years through ten years             7,046       38,770       45,816
      After ten years                               42,771       29,248       72,019
      Equity securities                                 --        8,681        8,681
                                                -------------------------------------
                     Total securities           $  177,071   $  510,533   $  687,604
                                                =====================================

December 31,1998 Amortized cost:
      In one year or less                       $   46,931   $  128,259   $  175,190
      After one year through five years             97,704      371,370      469,074
      After five years through ten years            10,973       62,809       73,782
      After ten years                               39,161       18,725       57,886
      Equity securities                                 --        9,086        9,086
                                                -------------------------------------
                     Total securities           $  194,769   $  590,249   $  785,018
                                                =====================================
Estimated market value:
      In one year or less                       $   47,222   $  128,853   $  176,075
      After one year through five years            103,525      376,919      480,444
      After five years through ten years            13,664       63,236       76,900
      After ten years                               46,981       18,902       65,883
      Equity securities                                 --        9,086        9,086
                                                -------------------------------------
                     Total securities           $  211,392   $  596,996   $  808,388
                                                =====================================

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

                                                             Gross        Gross      Estimated
                 (in thousands)               Amortized   Unrealized    Unrealized     Market
                                                Cost         Gains       Losses        Value
                                           ---------------------------------------------------
June 30, 1999
Held-to-maturity:
     U.S. Treasury obligations             $    50,174  $       285  $       --   $   50,459
     U.S. agency obligations                    12,504            4         (27)      12,481
     Mortgage-backed securities                    613           17          --          630
     State and municipal securities            103,517       10,000         (16)     113,501
                                           --------------------------------------------------
        Total held-to-maturity                 166,808       10,306         (43)     177,071
                                           --------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                 119,019          741         (42)     119,718
     U.S. agency obligations                   144,635          108        (928)     143,815
     Mortgage-backed securities                193,321          232      (2,743)     190,810
     Asset-backed securities                    17,116            4         (44)      17,076
     State and municipal securities             31,236           79        (882)      30,433
     Equity securities                           8,681           --          --        8,681
                                           --------------------------------------------------
        Total available-for-sale               514,008        1,164      (4,639)     510,533
                                           --------------------------------------------------
           Total securities                $   680,816  $    11,470  $   (4,682)  $  687,604
                                           ==================================================

December 31, 1998 Held-to-maturity:
     U.S. Treasury obligations             $    57,872  $       946  $       --   $   58,818
     U.S. agency obligations                    22,491          218          --       22,709
     Mortgage-backed securities                    715           22          (4)         733
     State and municipal securities            113,691       15,483         (42)     129,132
                                           --------------------------------------------------
        Total held-to-maturity                 194,769       16,669         (46)     211,392
                                           --------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                 147,378        3,112          --      150,490
     U.S. agency obligations                   175,780        1,798         (85)     177,493
     Mortgage-backed securities                217,823        1,634        (302)     219,155
     Asset-backed securities                    13,849           45          --       13,894
     State and municipal securities             26,333          564         (19)      26,878
     Equity securities                           9,086           --          --        9,086
                                           --------------------------------------------------
        Total available-for-sale               590,249        7,153        (406)     596,996
                                           --------------------------------------------------
           Total securities                $   785,018  $    23,822  $     (452)  $  808,388
                                           ==================================================

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



5.   Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:

(in thousands)                           June 30, 1999       December 31, 1998      June 30, 1998
                                         -------------       -----------------      -------------
Real estate:
     Residential                         $   471,342         $   368,306            $   301,126
     Non-residential                         523,145             477,120                439,089
     Construction                            143,589             109,764                 69,962
Commercial loans                             387,391             362,262                313,521
Home equity loans                             48,296              47,123                 53,289
Consumer loans                               134,915             123,730                116,737
Leases                                        92,219              78,627                 77,178
Municipal tax-exempt obligations               8,388               9,286                 10,048
Other loans                                    7,918               6,563                  8,922
                                         ------------        ------------           ------------
     Total loans                         $ 1,817,203         $ 1,582,781            $ 1,389,872
                                         ============        ============           ============

The loan balances at June 30, 1999, December 31, 1998 and June 30, 1998 are net of approximately $4,591,000, $4,624,000, and $3,322,000 respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of June 30, 1999, December 31, 1998 and June 30, 1998:

                                                 June 30, 1999     December 31, 1998   June 30, 1998
                                                 -------------     -----------------   -------------
Loans identified as impaired                         $ 12,644          $3,286             $4,890
Impaired loans for which a valuation
allowance has been determined                        $  8,551          $1,574             $1,250
Impaired loans for which no valuation
  allowance was determined necessary                 $  4,093          $1,712             $3,640
Amount of valuation allowance                        $  5,298          $   98             $  257

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis.

The following table discloses additional information (dollars in thousands) about impaired loans for the six and three-month periods ended June 30, 1999 and 1998:

                                    Six-month Periods         Three-month Periods
                                      Ended June 30,            Ended June 30,
                                     1999       1998             1999       1998
                                     ----       ----             ----       ----
Average amount of recorded
investment in impaired loans        $4,878     $7,829           $11,661    $6,304
Collections of interest from
impaired loans and recognized
as interest income                  $   --     $   --           $    --    $   --

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

The valuation allowance for impaired loans of $5.3 million is included with the general allowance for credit losses to total the $29.6 million reported on the balance sheet for June 30, 1999, which these notes accompany, and in the "All Other Loans" column in the statement of changes in the allowance account for the first six months of 1999 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately. As is done each year, all remaining uncollected tax refund anticipation loans from the 1999 tax season were charged-off at June 30. Consequently, there is no need for an allowance for these loans as of that date.

(in thousands)                                    Refund              All
                                               Anticipation          Other
                                                  Loans              Loans         Total
                                             ---------------------------------------------
Balance, December 31, 1998                   $       333         $   28,963     $   29,296
Provision for loan losses                          2,816              1,657          4,473
Loan losses charged against allowance             (5,518)            (2,115)        (7,633)
Loan recoveries added to allowance                 2,369              1,111          3,480
                                             ----------------------------------------------
Balance, June 30, 1999                       $         0         $   29,616     $   29,616
                                             ==============================================

6. Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of June 30, 1999 and December 31, 1998, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for June 30, 1999 and December 31, 1998, are deferred tax assets and goodwill. In connection with the acquisitions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as $19.9 million of goodwill. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.


7.       Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $114.0 million and $42.9 million of advances from the Federal Home Loan Bank of San Francisco at June 30, 1999 and December 31, 1998, respectively.


8.       Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

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


9.       Segment Disclosure

While the Company's products and services are all of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, and the Northern Region. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

 (in thousands)              Branch        Retail      Wholesale                                Northern       All
                           Activities     Lending       Lending         RAL       Fiduciary     Region        Other         Total
                          ------------  ------------  ------------   ----------  -----------  -----------  -----------  ------------
 Six months ended
      June 30, 1999
 Revenues from
   external customers         $ 4,302     $ 25,644      $ 25,416     $ 14,520      $ 6,663     $ 33,155     $ 21,860     $  131,560
 Intersegment revenues         72,128      (14,913)      (13,359)       3,233        2,380           --       (3,169)        46,300
                              --------    ---------     ---------    ---------     --------    ---------    ---------    ------- ---
 Total revenues               $76,430     $ 10,731      $ 12,057     $ 17,753      $ 9,043     $ 33,155     $ 18,691     $  177,860
                              ========    =========     =========    =========     ========    =========    =========    ===========

 Profit (Loss)                $ 9,572     $  6,488      $  9,125     $ 10,123      $ 3,421     $ 11,147     $ (9,094)    $   40,782
 Interest income                   30       25,007        24,732        7,968           --       31,316       20,015        109,068
 Interest expense              19,370          102             2           --        1,054        9,824        2,128         32,480
 Internal charge for funds        392       15,113        13,359          641           --           --       16,795         46,300
 Depreciation                     780           74            34           48           72          637          769          2,414
 Total assets                  13,509      656,487       608,278          230        1,306      864,940      613,780      2,758,530
 Capital expenditures              --           --            --           --           --          516        2,932          3,448

 Six months ended
      June 30, 1998
 Revenues from
   external customers         $ 5,067     $ 20,952      $ 22,331     $ 11,613      $ 4,847     $ 31,286     $ 23,380     $  119,475
 Intersegment revenues         71,309      (12,195)      (11,936)       1,319        2,218           --       (7,507)        43,208
                              --------    ---------     ---------    ---------     --------    ---------    ---------    -----------
 Total revenues               $76,376     $  8,757      $ 10,395     $ 12,932      $ 7,065     $ 31,286     $ 15,873     $  162,683
                              ========    =========     =========    =========     ========    =========    =========    ===========

 Profit (Loss)                $ 7,730     $  4,551      $  7,372     $  5,378      $ 3,018     $ 10,394     $ (4,425)    $   34,017
 Interest income                   12       20,109        21,601        6,804           --       29,509       21,490         99,525
 Interest expense              20,718           15             1           --        1,041       10,146        1,422         33,343
 Internal charge for funds        355       12,223        11,936          625           --           --       18,069         43,208
 Depreciation                     944          115            69           25          101          652          603          2,509
 Total assets                  12,255      461,419       452,307           47        1,667      803,361      703,440      2,434,495
 Capital expenditures              --           --            --           --           --          242        9,191          9,433

 (in thousands)              Branch       Retail      Wholesale                               Northern        All
                           Activities    Lending       Lending         RAL       Fiduciary     Region        Other         Total
                          ------------ ------------  ------------   ----------  -----------  -----------  -----------  -------------
  Three months ended
      June 30, 1999
 Revenues from
  external customers          $ 2,225     $ 13,417      $ 13,025     $  1,136      $ 3,262     $ 16,643     $  9,961     $   59,669
 Intersegment revenues         53,925      (14,966)      (13,359)       1,520        1,760           --       (6,706)        22,174
                              --------    ---------     ---------    ---------     --------    ---------    ---------    -----------
 Total revenues               $56,150     $ (1,549)     $   (334)    $  2,656      $ 5,022     $ 16,643     $  3,255     $   81,843
                              ========    =========     =========    =========     ========    =========    =========    ===========

 Profit (Loss)                $ 4,990     $  3,551      $  4,962     $    588      $ 1,568     $  5,370     $ (5,119)    $   15,910
 Interest income                   16       13,090        12,726          491           --       15,719        8,951         50,993
 Interest expense               9,508           47             2           --          498        4,843        1,312         16,210
 Internal charge for funds        193        7,581         6,937           95           --           --        7,368         22,174
 Depreciation                     381           37            11           24           36          306          417          1,212
 Total assets                  13,509      656,487       608,278          230        1,306      864,940      613,780      2,758,530
 Capital expenditures              --           --            --           --           --          481        1,363          1,844

 Three months ended
      June 30, 1998
 Revenues from
   external customers         $ 3,171     $ 10,883      $ 11,579        $ 842      $ 1,885     $ 15,770     $ 11,588     $   55,717
 Intersegment revenues         53,537      (12,203)      (11,936)         473        1,687           --      (10,194)        21,364
                              --------    ---------     ---------     --------     --------    ---------    ---------    -----------
 Total revenues               $56,708     $ (1,321)     $   (358)     $ 1,315      $ 3,572     $ 15,770     $  1,394     $   77,081
                              ========    =========     =========     ========     ========    =========    =========    ===========

 Profit (Loss)                $ 4,206     $  2,965      $  3,402      $   635      $ 1,435     $  5,392     $ (2,541)    $   15,493
 Interest income                    4       10,394        11,195          413           --       14,831       10,621         47,458
 Interest expense              10,380            6            --           --          547        5,179          649         16,761
 Internal charge for funds        174        6,233         5,994          155           --           --        8,808         21,364
 Depreciation                     479           60            40           12           53          322          330          1,296
 Total assets                  12,255      461,419       452,307           47        1,667      803,361      703,440      2,434,495
 Capital expenditures              --           --            --           --           --           --        7,248          7,248

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively in the consolidated financial statements.

                                  Six months ended June 30,           Three months ended June 30,
                                     1999           1998                 1999             1998
                                  -------------------------           ---------------------------
 Total revenues for
   reportable segments            $177,860       $162,683             $ 81,843          $ 77,081
 Elimination of
   intersegment revenues           (46,300)       (43,208)             (22,174)          (21,364)
 Elimination of taxable
   equivalent adjustment            (2,791)        (2,838)              (1,360)           (1,437)
                                  -------------------------           ---------------------------
 Total consolidated revenues      $128,769       $116,637             $ 58,309          $ 54,280
                                  =========================           ===========================

 Total profit or loss
   for reportable segments        $ 40,782       $ 34,017             $ 15,910          $ 15,493
 Elimination of taxable
   equivalent adjustment            (2,791)        (2,838)              (1,360)           (1,437)
                                  -------------------------           ---------------------------
 Income before income taxes       $ 37,991       $ 31,179             $ 14,550          $ 14,056
                                  =========================           ===========================


10.      New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2001. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") posted earnings of $9.0 million for the quarter ended June 30, 1999, up $52,000 over the same quarter last year. Diluted per share earnings for the second quarter of 1999 were $0.37 compared to $0.37 earned in the second quarter of 1998.

Compared to the second quarter of 1998, net interest income (the difference between interest income and interest expense) increased by $4.2 million in the second quarter of 1999, an increase of 14%. This was due primarily to additional interest on loans, as the loan balances increased 30.8% from $1.4 billion at June 30, 1998, to $1.8 billion a year later. Interest income from loans for the quarter was $38.3 million, up $5.3 million or 16.2%. Interest income increased at a lower rate than loans because of the decrease in market interest rates during the last 12 months. Deposits increased $159.5 million or 7.4% over the last 12 months, while interest expense decreased 7.9% due to the lower rates and a higher proportion of noninterest bearing accounts.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $0.6 million over the same quarter of 1998. Trust and Investment Services fees were up $279,000.

Provision expense for the second quarter of 1999 for loans other than tax refund loans was $783,000, substantially less than the $1,265,000 provided in the second quarter of 1998. The provision expense for tax refund loans was $57,000 for the second quarter of 1999 compared to a $281,000 reversal in provision for the corresponding period of 1998.

Noninterest expenses increased in the second quarter of 1999 compared to the same quarter of 1998. A major reason for this was the expenses incurred in connection with the integration project for data processing systems after the merger and with addressing the Century Date Change ("Y2K"). These additional expenses resulted in an increase in the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, from 57.8% for the second quarter of 1998 to 61.3% for the second quarter of 1999.

Exclusive of these non-recurring expenses, the Company's net income would have been $25.8 million for the first six months and $10.4 million for the second quarter of 1999, or $1.05 and $0.42 per diluted share, respectively, representing increases of 29.0% and 13.9%, respectively, over the comparable periods a year ago.



BUSINESS

The Company is a bank holding company. Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") including its affiliate South Valley National Bank ("SVNB"). SBB&T is a state-chartered commercial bank and is a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. They offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's third active subsidiary is Pacific Capital Commercial Mortgage, Inc. ("PCCM"). The primary business activity of PCCM is brokering commercial real estate loans and servicing those loans for a fee. Bancorp provides support services, such as data processing, personnel, training, and financial reporting to the subsidiary banks. Bancorp has one inactive subsidiary, Pacific Capital Services Corporation. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only.


FORWARD-LOOKING INFORMATION

This analysis contains forward-looking statements with respect to the financial conditions, results of operations and businesses of Pacific Capital Bancorp. These include statements relating to: (a) the cost savings and accretion to reported earnings that are expected to be realized from the merger; and (b) the restructuring charges expected to be incurred in connection with the merger. Other statements about the Company's plans, objectives, expectations and intentions contained in this Report that are not historical facts may also be forward-looking statements. When used in this Report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) expected cost savings from the merger are not fully realized or realized within this expected timeframe; (2) revenues following the merger are lower than expected; (3) competitive pressure among financial services companies increases significantly; (4) costs or difficulties related to the integration of the businesses of the subsidiary banks are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (7) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; and (8) legislation or regulatory requirements or changes adversely affect the business in which the Company will be engaged.


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

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

$2,800                                                    AAA
                                                             AA
$2,700                                                   A     AAAA

$2,650
                                                        A
$2,600
                                                     AAA
$2,550                                              A
                                                   A
$2,500                                          AAA
                                               A
$2,450                                                    DDD
                                              A              D
$2,400                                AAAAAAAA           D
                                     A                        D
$2,350                                                  D      DDDD
                                    A
$2,300                           AAA                 DDD
                                                    D
$2,250                          A                  D
                                                DDD
$2,200                         A               D

$2,150                                        D
                            AAA       DDDDDDDD
$2,100                    AA         D
                       AAA
$2,050                              D
                      A          DDD
$2,000
                     A          D
$1,950            AAA

$1,900           A             D

$1,850                      DDD
                A         DD
$1,800                 DDD
             AAA
$1,750                D
                     D
$1,700      A     DDD

$1,650           D
           A
$1,600          D
       AAAA
$1,550       DDD

$1,500      D

$1,450
           D
$1,400
       DDDD
$1,350

$1,300

                  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd
        '95  '96  '97  '97  '97  '97  '98  '98  '98  '98  '99  '99
A = Assets    D = Deposits

The overall growth trend shown above for the Company is in part due to the continued consolidation in the financial services industry. The Company has obtained new customers as they became dissatisfied when the character of their local bank was changed by an acquiring institution. The Company also acquired First Valley Bank and Citizens State Bank in 1997 and merged them into SBB&T. Contrary to the general pattern of banks losing customers of the acquired institution, depositors of these two banks have kept their deposits with SBB&T. The same experience has been seen with the depositors of FNB and SVNB, namely that deposits have increased 4% since the merger in December of 1998. SBB&T has also opened six new offices in Ventura County and one new office in Northern Santa Barbara County during the period covered by the chart. A decrease in average deposits for the second quarter compared to the first is not unusual though it did not occur in 1997 or 1998. Such decreases are usually the result of tax payments and payments of holiday bills. In 1999, some of the decrease also appears to be due to funds withdrawn for investment purposes as the stock markets have continued their strong rise.

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 93.7% of its assets during the six months of 1999. This compares with an average of 89.7% for peer FDIC-Insured Commercial Banks. (See Note 1. Notes are found at the end of this analysis.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks which are faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these and other steps have resulted in about $107 million more assets earning interest during the first six months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.


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

The following two tables shows the average balances of the major categories of earning assets and liabilities for the six and three-month periods ended June 30, 1998 and 1999 together with the related interest income and expense. A third table, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 1998 is due to changes in the balances (volume) and how much due to changes in rates. For example, the first table shows that for the second quarter of 1999, NOW and MMDA accounts averaged $297,027,000, interest expense for them was $544,000, and the average rate paid was 0.73%. In the second quarter of 1998, NOW and MMDA accounts averaged $271,081,000, interest expense for them was $834,000, and the average rate paid was 1.23%. Table 3 shows that the $290,000 decrease in interest expense for demand deposits from the second quarter of 1998 to the second quarter of 1999 is the net result of a $79,000 increase in interest expense due to the higher balances in 1999, offset by a reduction of $369,000 in interest expense due to the lower rates paid during 1999.

TABLE 1 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)                                Six months ended                               Six months ended
                                                       June 30, 1999                                  June 30, 1998
                                           ----------------------------------------       ------------------------------------------

                                                Average         Income/      Yield/            Average         Income/        Yield/
                                               Balances         Expense       Rate            Balances         Expense         Rate
                                           ----------------------------------------       ------------------------------------------
ASSETS
Short-term investments                        $  126,374      $  3,004       4.74%           $  156,912      $  4,431         5.63%
Securities: (2)
    Taxable                                      587,850        17,399       5.97%              589,111        17,806         6.10%
    Non-taxable                                  133,219         6,966      10.46%              136,688         7,238        10.59%

                                              -----------     ---------                      -----------     ---------
      Total securities                           721,069        24,365       6.46%              725,799        25,044         6.72%
                                              -----------     ---------                      -----------     ---------
Loans and leases: (3)
    Commercial                                   385,446        16,953       8.87%              321,102        16,144        10.14%
    Ready equity                                  46,754         2,038       8.79%               54,945         2,628         9.65%
    Real estate                                1,027,928        43,432       8.45%              762,977        34,481         9.04%
    Installment and consumer loans               151,618         7,314       9.73%              130,694         6,231         9.61%
    Leasing                                       88,256         4,366       9.98%               74,579         3,762        10.17%
    Tax refund loans                              24,988         7,595      61.29%               19,208         6,804        71.43%
                                              -----------     ---------                      -----------     ---------

      Total loans and leases                   1,724,990        81,699       9.51%            1,363,505        70,050        10.32%
                                              -----------     ---------                      -----------     ---------


      Total earning assets                     2,572,433       109,068       8.50%            2,246,216        99,525         8.90%
Allowance for credit losses                      (31,411)                                       (29,569)
Other assets                                     208,685                                        182,823
                                              -----------                                    -----------
TOTAL ASSETS                                  $2,749,707                                     $2,399,470
                                              ===========                                    ===========
LIABILITIES
Deposits:
    Interest-bearing demand                   $  294,129         1,133       0.78%             $271,189         1,543         1.15%
    Savings and money market                     770,861        10,253       2.68%              730,880        11,824         3.26%
    Time deposits                                783,427        18,625       4.79%              682,791        18,311         5.41%

                                              -----------     ---------                      -----------     ---------
      Total interest-bearing deposits          1,848,417        30,011       3.27%            1,684,860        31,678         3.79%
Borrowed funds                                    94,788         2,469       5.25%               58,084         1,665         5.78%
                                              -----------     ---------                      -----------     ---------
      Total interest-bearing liabilities       1,943,205        32,480       3.37%            1,742,944        33,343         3.86%
Noninterest-bearing demand deposits              549,319                                        428,865
Other liabilities                                 31,523                                         27,912
                                              -----------                                    -----------
TOTAL LIABILITIES                              2,524,047                                      2,199,721

Shareholders' equity                             225,660                                        199,749
TOTAL LIABILITIES AND
                                              -----------                                    -----------
SHAREHOLDERS' EQUITY                          $2,749,707                                     $2,399,470
                                              ===========                                    ===========

Net interest rate spread                                                     5.13%                                            5.05%
NET INTEREST INCOME AND NET
    INTEREST MARGIN                                             76,588       5.96%                             66,182         5.91%
Provision for credit losses                                     (4,559)     (0.71%)                            (6,933)       (0.62%)
                                                              ---------     -------                          ---------       -------

NET FUNDS FUNCTION                                            $ 72,029       5.25%                           $ 59,249         5.29%
                                                              =========     =======                          =========       =======

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.
(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.

TABLE 2 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

(dollars in thousands)                          Three months ended                         Three months ended
                                                  June 30, 1999                               June 30, 1998
                                          ---------------------------------       -------------------------------------
                                           Average       Income/    Yield/          Average      Income/      Yield/
                                           Balances      Expense     Rate           Balances     Expense       Rate
                                          ---------------------------------       -------------------------------------

ASSETS
Short-term investments                    $   65,734     $   777     4.74%        $  135,960     $ 1,920       5.66%
Securities:  (2)
    Taxable                                  569,255       8,399     5.92%           593,731       8,833       5.97%
    Non-taxable                              131,680       3,413    10.37%           141,259       3,657      10.36%
                                          -----------    --------                 -----------    --------
      Total securities                       700,935      11,812     6.76%           734,990      12,490       6.63%
                                          -----------    --------                 -----------    --------
Loans and leases:  (3)
    Commercial                               394,811       8,673     8.81%           329,230       8,624      10.51%
    Ready equity                              46,827       1,029     8.81%            54,456       1,307       9.63%
    Real estate                            1,068,385      22,388     8.38%           769,434      17,506       9.10%
    Installment and consumer loans           155,026       3,533     9.14%           134,576       3,250       9.69%
    Leasing                                   93,740       2,306     9.87%            76,114       1,935      10.20%
    Tax refund loans                           7,672         474    24.78%             4,875         413      33.98%
                                          -----------    --------                 -----------    --------
      Total loans and leases               1,766,461      38,403     8.71%         1,368,685      33,035       9.67%
                                          -----------    --------                 -----------    --------

      Total earning assets                 2,533,130      50,992     8.05%         2,239,635      47,445       8.49%
Allowance for credit losses                  (30,531)                                (28,077)
Other assets                                 210,436                                 184,334

                                          -----------                             -----------

TOTAL ASSETS                              $2,713,035                              $2,395,892
                                          ===========                             ===========
LIABILITIES

Deposits:
    Interest-bearing demand                 $297,027         544     0.73%          $271,081         834       1.23%
    Savings and money market                 762,690       5,032     2.65%           739,913       5,960       3.23%
    Time deposits                            780,935       9,159     4.70%           688,254       9,197       5.36%
                                          -----------    --------                 -----------    --------
      Total interest-bearing deposits      1,840,652      14,735     3.21%         1,699,248      15,991
Borrowed funds                               112,214       1,475     5.27%            53,497         770       5.77%
                                          -----------    --------   -------       -----------    --------     -------
      Total interest-bearing liabilities   1,952,866      16,210     3.33%         1,752,745      16,761       3.84%
Noninterest-bearing demand deposits          495,835                                 415,482
Other liabilities                             32,740                                  25,323
                                          -----------                             -----------
TOTAL LIABILITIES                          2,481,441                               2,193,550

Shareholders' equity                         231,594                                 202,342

                                          -----------                             -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $2,713,035                              $2,395,892
                                          ===========                             ===========

Net interest rate spread                                             4.72%                                     4.65%
NET INTEREST INCOME AND NET
    INTEREST MARGIN                                       34,782     5.48%                        30,684       5.48%
Provision for credit losses                                 (840)   (0.13%)                         (984)     (0.18%)
                                                         --------   -------                      --------     -------
NET FUNDS FUNCTION                                       $33,942     5.35%                       $29,700       5.30%
                                                         ========   =======                      ========     =======

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.
(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.

TABLE 3 -   RATE/VOLUME ANAYSIS  (1) (2)
(in thousands)                            Three months ended                                 Six months ended
                                     June 30, 1999 vs June 30, 1998                  June 30, 1999 vs June 30, 1998
                                  -------------------------------------        ------------------------------------------
                                  Change in  Change in                           Change in  Change in
                                   Average   Income/    Rate    Volume             Average    Income/    Rate     Volume
                                   Balance   Expense   Effect   Effect             Balance    Expense   Effect    Effect
                                  -------------------------------------        ------------------------------------------
EARNING ASSETS:
Short-term investments             ($70,226) ($1,143)   ($152)   ($991)          ($30,538)  ($1,427)   ($563)      ($864)
Securities: (3)
    Taxable                         (24,476)    (434)     (66)    (368)            (1,261)     (407)    (369)        (38)
    Non-taxable                      (9,579)    (244)       5     (249)            (3,469)     (272)     (89)       (183)

                                  -------------------------------------          ----------------------------------------
      Total securities              (34,055)    (678)     (61)    (617)            (4,730)     (679)    (458)       (221)
                                  -------------------------------------          ----------------------------------------
Loans and leases: (4)
    Commercial                       65,581       49   (1,652)   1,701             64,344       809   (2,426)      3,235
    Ready equity                     (7,629)    (278)     (94)    (184)            (8,191)     (590)    (198)       (392)
    Real estate                     298,951    4,882   (1,925)   6,807            264,951     8,951   (3,023)     11,974
    Installment and consumer loans   20,450      283     (209)     492             20,924     1,083       86         998
    Leasing                          17,626      371      (76)     447             13,677       604      (86)        690
    Tax refund loans                  2,797       61     (174)     235              5,780       791   (1,256)      2,047
                                  -------------------------------------          ----------------------------------------
      Total loans and leases        397,776    5,368   (4,130)   9,498            361,485    11,649   (6,903)     18,552
                                  -------------------------------------          ----------------------------------------
TOTAL EARNING ASSETS              $ 293,495    3,547   (4,343)   7,890           $ 326,217    9,543   (7,924)     17,467
                                  ==========                                     =========

INTEREST-BEARING LIABILITIES
Deposits:
    Interest-bearing demand         $25,946     (290)    (369)      79            $22,940      (410)    (541)        131
    Savings and money market         22,777     (928)  (1,099)     171             39,981    (1,571)  (2,218)        647
    Time deposits                    92,681      (38)  (1,262)   1,224            100,636       314   (2,385)      2,699
                                  -------------------------------------          ---------------------------------------
      Total deposits                141,404   (1,256)  (2,730)   1,474            163,557    (1,667)  (5,143)      3,476
Borrowed funds                       58,717      705     (140)     845             36,704       804     (248)      1,052
                                                                                 -------------------
TOTAL INTEREST-BEARING
    LIABILITIES                   $ 200,121     (551)  (2,870)   2,319           $200,261      (863)  (5,391)      4,528
                                  ==========---------------------------          ========------------------------------
NET INTEREST INCOME (4)                      $ 4,098  ($1,473)  $5,571                      $10,406  ($2,533)    $12,939
                                             ==========================                     ============================

(1)  Income amounts are presented on a fully taxable equivalent (FTE)basis. The federal statutory rate was 35% for all periods presented.
(2)  The change not solely due to volume or rate has been prorated into rate and volume components.
(3)  Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(4)  Nonaccrual loans are included in loan balances.  Interest income includes related fee income.

With such large proportions of the Company's balance sheet made up of interest-earning assets and interest-bearing liabilities, and with such a large proportion of its earnings dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its interest rate sensitivity. Measurement is done by estimating the impact of changes in interest rates over the next twelve months on net interest income and on net economic value. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and others that are fixed for a period and then reprice if rates have changed; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company; (3) the rates for some loans vary with the market, but only within a limited range; (4) customers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) interest rates do not change at the same time or to the same extent.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level) were rates to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 1998, and June 30, 1999 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                  Shocked by -2%    Shocked by +2%

As of  December 31, 1998
Net interest income                   (3.95%)             +3.65%
Net economic value                    +2.43%             (12.08%)

As of  June 30, 1999
Net interest income                   +0.45%              (3.12%)
Net economic value                   +20.81%             (17.59%)

The differences in the results are due to changes in composition of the Company's balance sheet over the last six months. Because the effect of changes on net interest income is measured over the following twelve month period, the results will depend on whether more assets or liabilities will reprice within that period. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. As indicated in several other sections of this discussion, much of the growth in loans has occurred in types which have fixed rates for at least several years and much of this growth has been funded by lowering short-term investments. These trends have had the effect since year-end 1998 of reversing the results of the application of the hypothetical interest rate shocks on net interest income.

The same changes to the balance sheet mentioned above in connection with net interest income account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured.

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

For these computations, the Company makes certain assumptions that significantly impact the results. For example, the Company must make assumptions about the duration of its non-maturity deposits because they have no contractual maturity, and about the rates that would be paid on the Company's administered rate deposits as external yields change.

In addition to the simulations using the sudden rate changes, hypothetical scenarios are also used that include gradual interest rate changes. The most recent modeling using these more realistic hypothetical scenarios confirms that the Company's interest rate risk profile is relatively balanced, i.e., the negative impact on net economic value from hypothetical changes in interest rates is not excessive, and that the results are within normal expectations. However, along with the assumptions used for the shock computations, these computations using gradual changes require certain additional assumptions with respect to the magnitude, direction and volatility of the interest rate scenarios selected which affect the results.

The Company's exposure to interest rate risk as of December 31, 1998, is discussed in more detail in the 10-K MD&A.


DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this analysis titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.


LOANS AND RELATED INTEREST INCOME

The end-of-period loan balance as of June 30, 1999, has increased by $234.4 million compared to December 31, 1998, and by $427.3 million compared to June 30, 1998. Residential real estate loans have increased as a result of increased purchase activity in the Company's market areas and due to refinancing activity prompted by the favorable interest rate environment. Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

During the second half of 1998 and the first quarter of 1999, the Company retained a portion of the long term, fixed-rate 1-4 family residential loans it originated. Previously, the Company had sold almost all of its long term, fixed-rate residential loans because of concerns for market risk if rates were to rise. However, with rates at very low levels, most consumers wanted fixed rate loans and so the Company elected to hold some of these. The Company has taken several steps to reduce the interest rate risk associated with this decision. Among these steps are borrowing some of the money to fund the holding of these loans at fixed rates for terms expected to match the likely length of time the loans will be outstanding. The Company also entered into some interest rate swap contracts to mitigate the negative impact from rises in interest rates.

The consumer loan portfolio has increased primarily because of an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

The average balances and yields for the first six months of 1999 and 1998 in Tables 1 and 2 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans, but nonetheless are required to be classified as interest income. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. More information on this program may be found in the section titled "Refund Anticipation Loan and Refund Transfer Programs" below and in the 10-K MD&A. Average yields for the first six months of 1999 and 1998 without the effect of RAL loans were 8.75% and 9.44%, respectively.


OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                          June 30,            December 31,
                                          1999                  1998
                                          ----                  ----
Standby letters of credit             $  26,198             $  21,782
Loan commitments                        123,601               115,401
Undisbursed loans                        52,685                63,888
Unused consumer credit lines             79,996                71,544
Unused other credit lines               243,759               146,514

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


CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The adequacy of this general allowance is based on the size of the portfolio, historical trends of charge-offs, and Management's estimates of future charge-offs. These estimates are in turn based on the grading of individual credits and Management's outlook for the local and national economies and how they might affect borrowers. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the second quarter of 1999, and at the end of the previous four quarters. Also shown for both the Company and its peers (Note 3) are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. RALs and the portion of the allowance for credit losses that specifically relates to RALs are excluded from the Company's figures and ratios for the table for comparability. Only two other banks operate national RAL and RT programs.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). The dollar amount of nonperforming assets increased substantially during the first six months of 1999, as the Company stopped accruing interest on two large loans. The Company has allocated an appropriate amount of the allowance for credit losses to these loans to cover any probable loss.

Table 4--ASSET QUALITY
(dollars in thousands)
                                          June 30,          March 31,       December 31,        September 30,       June 30,
                                           1999              1999               1998               1998               1998
                                      --------------    ---------------    ---------------    ---------------    ---------------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more                     $         122     $          301     $           78     $          428     $          763
Nonaccrual loans                             16,319             17,915              8,148              8,706              9,440
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total noncurrent loans                       16,441             18,216              8,226              9,134             10,203
Foreclosed real estate                           --                 --                 --                 58                200
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total nonper-
  forming assets                      $      16,441     $       18,216     $        8,226     $        9,192     $       10,403
                                      ==============    ===============    ===============    ===============    ===============
Allowance for credit losses
   other than RALs                    $      29,616     $       29,637     $       28,963     $       28,485     $       27,866
Allowance for RALs                               --              1,871                333                204                 --
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total allowance                       $      29,616     $       31,508     $       29,296     $       28,689     $       27,866
                                      ==============    ===============    ===============    ===============    ===============

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans                       1.63%              1.75%              1.83%              1.98%              2.00%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                   180%               163%               352%               312%               273%
Ratio of noncurrent
  loans to total loans                        0.90%              1.08%              0.52%              0.63%              0.73%
Ratio of nonperforming
  assets to total assets                      0.60%              0.68%              0.31%              0.36%              0.43%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                         n/a              2.06%              2.04%              2.10%              2.14%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                    n/a               209%               199%               202%               209%
Ratio of noncurrent
  loans to total loans                          n/a              0.99%              1.02%              1.04%              1.03%
Ratio of nonperforming
  assets to total assets                        n/a              0.69%              0.71%              0.74%              0.73%

The allowance for credit losses other than RALs compared to total loans remains lower than the corresponding ratios for the Company's peer group. This is consistent with the fact that the Company generally has a lower ratio of nonperforming loans to total loans. Compared to the ratio at December 31, 1998, the coverage ratio of allowance to noncurrent loans declined primarily because of the reclassification of the two large loans. While the ratio of noncurrent loans to total loans increased during 1999, the Company's ratio at 0.90% is less than the latest ratio available for its peers.

It is expected that the Company's credit ratios will vary more than those of its peers. First, the Company's ratios will vary more than the peer average simply because the latter is an average of 317 banks and differences and changes at individual banks tend to offset each other. Second, some financial institutions have a large proportion of their loans made up of many, relatively small loans like consumer installment, credit card, or 1-4 family residential loans. These institutions will find their nonperforming ratios less variable because of the diversification effect of the large number of loans, much like the Company experiences with its RAL program. In addition to loans of these types, the Company's portfolios also include nonresidential real estate, commercial loans, and some agricultural loans. These loans are not part of large homogenous groups for which credit loss experience is relatively stable. Instead, these loans are relatively few in number and represent relatively large balances for the Company. Therefore, if one or more of these loans becomes delinquent, as occurred in the first six months of 1999, the impact tends to be significant. Statistical models are also less useful in determining how much allowance must be provided to cover losses inherent in these portfolios. Instead, individual review of any problem loans in these portfolios is needed in order to estimate the amount of potential losses. The Company considers these factors in setting its overall allowance for credit losses, and based on its current knowledge and judgment, the appropriate amount will vary from the average amount provided by its peers.

The Company ratios described above are computed exclusive of the RALs and the related allowance for credit losses. This is done to improve comparability with the Company's peers. Based on the prior year experience and other factors, the Company provides an allowance specifically for RALs as the loans are made. As discussed below in the section titled "Refund Anticipation Loan and Refund Transfer Programs", almost all of the RALs are made in the first quarter, with the balance in the second quarter. Therefore, there is a substantial allowance for RALs at the end of each first quarter, which distorts the ratios. The Company charges off unpaid RALs significantly earlier than other loans, usually after about 6 weeks and before these loans would be classified as "nonperforming" under generally used industry standards. With no RALs in the total of nonperforming loans, it is more meaningful to exclude them from the balance for total loans and to exclude the portion of the allowance allocated specifically to them in computing the ratios. There are small amounts of allowance for credit losses related to RALs at the end of the third and fourth quarters that are the result of the collection of previously charged-off RALs.

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for June 30, 1999 (amounts in thousands).

Table 5--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS
                                           Noncurrent                Other Potential
                                             Loans                    Problem Loans
                                             -----                    -------------
Loans secured by real estate:
       Construction and
             land development              $       --                $       428
      Agricultural                                 91                      2,817
      Home equity lines                           343                        738
      1-4 family mortgage                       1,690                      1,937
      Multifamily                                  --                         --
      Nonresidential, nonfarm                   4,995                      4,443
Commercial and industrial                       8,081                     15,863
Leases                                            254                         --
Other consumer loans                            1,006                        706
Other Loans                                        --                        102
                                           -----------               ------------
                              Total        $   16,460                $    27,034
                                           ===========               ============

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 1999 (amounts in thousands).

         Doubtful                     $5,690
         Substandard                  $4,407
         Special Mention              $1,489

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans, but for which, based on the Company's experience, there are unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 1999 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.


HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into several interest rate swaps to mitigate interest rate risk late in the second quarter of 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps currently in place is $24 million.

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued during the second quarter of 1998 and will become effective for the Company as of January 1, 2001 or earlier should the Company so choose. The Company expects to implement this reporting on January 1, 2001. This statement is not expected to have a material impact on the operating results or the financial position of the Company.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade, the so-called "junk bonds."


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

As shown in Tables 1 and 2, the average balance of these short-term investments for the first six months of 1999 was less than for the first six months of 1998 and significantly less for the second quarter of 1999 than for the second quarter of 1998. The reason for this change is seen in Table 2 in the difference in the average balances for loans and deposits for the three-month periods ending June 30, 1998 and 1999. Generally over the years, deposit growth has been more than sufficient to fund the growth in loans. However, from the second quarter of 1998 to the second quarter of 1999, the average balance for loans outstanding increased $398 million. During the same time, average deposits increased $222 million. A large portion, $70.2 million, of the funds needed to support the $176 million excess of new loans over new deposits came from reducing the short-term investment portfolio of Federal funds sold and reverse repos.


OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Generally, Federal funds have been purchased only from other local financial institutions as an accommodation to them. However, because of the need for additional funding in the last two quarters to support the very strong loan demand, the Company has purchased additional funds. Nonetheless, because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

Table 6--OTHER BORROWINGS
                                             Average                  Average              Percentage of
       Quarter Ended                       Outstanding                 Rate            Average Total Assets
       -------------                       -----------                 ----            --------------------
       December       1997                    28.1                     4.93                    1.2
       March          1998                    25.2                     5.06                    1.1
       June           1998                    18.4                     4.88                    0.8
       September      1998                    21.2                     4.89                    0.9
       December       1998                    33.5                     4.40                    1.3
       March          1999                    26.7                     4.43                    1.0
       June           1999                    44.3                     4.54                    1.6

Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The outstanding advances from the FHLB at June 30, 1999 totaled $114 million. The scheduled maturities of the advances are $35 million in 1 year or less, $19 million in 1 to 3 years, and $60 million in more than 3 years.

Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7--LONG-TERM DEBT
                                             Average                  Average              Percentage of
       Quarter Ended                       Outstanding                 Rate            Average Total Assets
       -------------                       -----------                 ----            --------------------
       December       1997                    40.1                     6.21                    1.7
       March          1998                    37.6                     6.19                    1.6
       June           1998                    35.1                     6.22                    1.5
       September      1998                    32.6                     6.25                    1.3
       December       1998                    35.8                     5.96                    1.4
       March          1999                    49.3                     5.66                    1.8
       June           1999                    67.9                     5.73                    2.5

The Company has increased this long-term debt over the last two quarters. This has been done both to provide funding for the loan growth noted above and because much of the loan growth has been in fixed rate products. FHLB advances are among the easiest means of mitigating the market risk incurred through the growth in fixed loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates.


OTHER OPERATING INCOME

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration.

There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $317,000 of the fees earned in the first six months of 1998 and $320,000 of the fees earned in the first six months of 1999. Variation is also caused by the recognition of probate fees. These fees are accrued when the work is completed rather than accruing the fees as the work is done because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are the electronic refund transfer fees (described below in "Refund Anticipation Loan and Refund Transfer Programs"), service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. The following table shows the categories of all noninterest operating income for the three and six month periods ended June 30, 1999 and 1998.

TABLE 8 --NONINTEREST INCOME
(dollars in thousands)
                                        Six months ended                        Three months ended
                               -------------------------------------   ---------------------------------------
                                                Increase (Decrease)                     Increase (Decrease)
                                                --------------------                    ----------------------
                                  June 30,                  Percent        June 30,                 Percent
                              ------------------                       -----------------
                                 1999      1998    Amount   Change       1999     1998    Amount    Change
                               -------------------------------------   ---------------------------------------
Service charges on
    deposits accounts          $ 4,785  $ 4,569   $  216      4.73%    $ 2,424  $ 2,297   $  127        5.53%
Trust fees                       6,446    5,681      765     13.47%      3,095    2,816      279        9.91%
Other service charges/fees      10,859    9,053    1,806     19.95%      2,886    2,805       81        2.89%
Securities gains (losses)         (286)     106     (392)  (369.81%)      (109)      49     (158)    (322.45%)
Other noninterest income           688      541      147     27.17%        381      292       89       30.48%
                               --------------------------              --------------------------
Total Noninterest Income       $22,492  $19,950   $2,542     12.74%    $ 8,677  $ 8,259   $  418        5.06%
                               ==========================              ==========================

NONINTEREST EXPENSE

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

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year as they are earned rather than when they are actually paid. The accrual is based on projected net income for the year.

The following table shows noninterest expense for the three and six months ended June 30, 1999 and 1998.

TABLE 9 --NONINTEREST EXPENSE
(dollars in thousands)
                                       Six months ended                                 Three months ended
                            ----------------------------------------------    ----------------------------------------------
                                                 Increase (Decrease)                               Increase (Decrease)
                                                 -------------------------                         -------------------------
                                 June 30,                       Percent           June 30,                        Percent
                            ---------------------                             ---------------------
                            1999        1998        Amount      Change        1999        1998       Amount       Change
                            ----------------------------------------------    ----------------------------------------------
Salary expense              $ 21,077    $ 20,212     $    865       4.28%     $ 10,400    $  9,837    $    563        5.72%
Employee benefits              4,249       4,712         (463)     (9.83%)       2,131       2,427        (296)     (12.20%)
Net occupancy                  4,804       4,104          700      17.06%        2,506       2,061         445       21.59%
Equipment and furniture        2,992       2,983            9       0.30%        1,432       1,524         (92)      (6.04%)
Marketing                      1,358       1,160          198      17.07%          808         782          26        3.32%
Other noninterest expense     19,259      12,011        7,248      60.34%        9,432       5,848       3,584       61.29%
                            ----------------------------------                ---------------------------------
Total Noninterest Expense   $ 53,739    $ 45,182     $  8,557      18.94%     $ 26,709    $ 22,479    $  4,230       18.82%
                            ==================================                =================================

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the additional occupancy expense relates to new facilities that were leased subsequent to the fire at the Company's administrative headquarters which occurred February 20, 1999. 105 employees that worked in the building needed to be immediately located to different work locations. Vacant commercial office space of sufficient size is very limited in the area. In order to provide new work space for the displaced employees, the Company rented a building much larger than the former administrative building. In general, the new space is more expensive than the former building. Insurance will cover the additional cost for the same amount of space, however, the additional space is not reimbursable. Some of the additional space will be utilized by moving employees from other leased space and the remainder of the building will be subleased. Occupancy expense is higher than for 1998 because of the additional space. Eventually, this cost will be offset with subleasing income and the discontinuation of other lease expense as employees are moved to the new building.

Included in other noninterest expense are legal and professional services. A large proportion of these are consultant fees that were incurred by the Company's Information Technology department. During this first half of 1999, the department has been working on two major technology projects. The first is directed at ensuring that the all of the Company's information systems, operational processes, and physical facilities are prepared for the Century date change (also known as "Y2K"). The Company has been preparing for this for several years, but the intensity of efforts was stepped up considerably in the first six months of 1999 to resolve all of the issues well in advance of January 1, 2000. The second project has been the integration of the information systems of First National Bank/South Valley National Bank with those used by Santa Barbara Bank & Trust. Specifically, the Company does not carry staff levels sufficient to handle two complex, infrequent projects like these along with normal operational demands. In addition, the Y2K project must be completed under a rigid time schedule that permits no slippage from deadlines. Therefore, the Company engaged outside assistance in the form of contract programming support to accomplish both of these projects concurrently. While there may be some continued outside assistance with the Y2K project through year-end, resulting expenses are expected to be immaterial, and the system integration outsourcing expense will conclude following completion of the integration on July 31.

Table 10--Legal & Professional Expense
(in thousands)
                                  Six-month Periods          Three-month Periods
                                    Ended June 30,              Ended June 30,
                                    1999      1998              1999      1998
                                    ----      ----              ----      ----
    System conversion             $2,243    $   --            $1,408      $ --
    Y2K                            1,634       500               895       201
    Other                          1,050     1,064               457       650
                                  ------    ------            ------      ----
       Total                      $4,927    $1,564            $2,760      $851
                                  ======    ======            ======      ====


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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At the end of June 30, 1999, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of June 1999, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity would be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to plan ahead to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, and economic conditions and the regulatory outlook. At the end of June 1999, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the second quarter of 1999 and 1998 (dollars in thousands).

Table 11--CAPITAL RATIOS
                                                         2nd Quarter          2nd Quarter
                                                            1999                 1998             Change
                                                      -----------------    ----------------- ---------------
Amounts:
    Net Income                                        $         9,043      $        8,991    $           52
    Average Total Assets                                    2,713,035           2,395,892           317,143
    Average Equity                                            231,594             202,342            29,252
Ratios:
    Equity Capital to Total Assets (period end)                 8.24%               8.38%            (0.14%)
    Annualized Return on Average Assets                         1.33%               1.50%            (0.17%)
    Annualized Return on Average Equity                        15.62%              17.77%            (2.15%)

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

The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of June 30, 1999, the Company's risk-based capital ratio was 11.77%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6% and 5% of average tangible assets, respectively. As of June 30, 1999, Tier I capital was 10.52% of risk adjusted assets and 7.81% of average tangible assets.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to Santa Barbara Bancorp for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and 1999, it also approved other dividends from SBB&T to the Bancorp to partially fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T will continue to need to request approval for dividends until earnings for the preceding three years exceed dividends paid to Bancorp in the same three years. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of SBB&T. FNB has the ability to pay dividends to the Bancorp and is limited only in the amount which may not exceed the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years.

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

The current quarterly dividend rate is $0.18 per share. When annualized, this represents a payout ratio of approximately 42% of earnings per share, exclusive of merger costs for the trailing 12 months.


REGULATION

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The subsidiary banks are required by the provisions of the Community Reinvestment Act ("CRA") to make significant efforts to ensure that access to banking services is available to all members of their communities. As a bank holding company, Bancorp is primarily regulated by the Federal Reserve Bank ("FRB"). As a member bank of the Federal Reserve System that is state-chartered, SBB&T's primary Federal regulator is the FRB and its state regulator is the CDFI. As a nationally chartered bank, FNB's primary regulator is the Office of the Comptroller of the Currency. As a non-bank subsidiary of the Company, Pacific Capital Commercial Mortgage, Inc. is regulated by the FRB. Each of these regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

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

Gross revenues for the RAL and RT programs were $8.0 million and $6.6 million, respectively, for the first six months of 1999, with operating expenses of $2.4 million. During the first six months of 1999, the Company added $2.8 million to the RAL allowance for credit loss through charges to provision expense during the quarter and added another $2.4 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $5.5 million in RALs during this time. The result was a pre-tax operating income of approximately $9.3 million.

The 1998 results compare to the 1999 results as follows. During the first half of 1998, the Company recognized fees for RALs of $6.8 million and fees for RTs of $4.8 million. Operating expenses totaled $1.4 million. The Company added $4.9 million to the RAL allowance for credit loss through a charge to provision expense during the first half of 1998 and added another $2.0 million to the allowance from recoveries on loans charged off in prior years. Charge offs for 1998 totaled $7.2 million. The result was a pre-tax net operating income of approximately $5.3 million.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

YEAR 2000

The Company provided extensive information regarding its preparations for the Century Date Change in the 1998 10-K MD&A. The discussion here is intended to update that information.

State of readiness - Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Year 2000 systems modifications were in place for all critical systems. As most of the critical software is purchased from vendors, the Company is concentrating its efforts on implementation and testing of "Year 2000 Compliant" versions provided by these vendors. Full system validation and certification of these versions has been completed on 151 of the 152 systems identified as critical.

Costs - The Company estimates that it will spend approximately $2.6 million to address the Year 2000 issue. Through June 30, 1999, approximately $2.5 million has been spent. However, the impact on operating results for 1999 will be less than the approximately $1.6 million spent during the first six months of the year because many of these costs related to the reassignment of internal staff from other projects and to the purchase of equipment and software, the cost of which will be amortized over a number of years

Risks - The primary risk of failure to adequately address the Year 2000 problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk if its customers, funds providers, or correspondent financial institutions and brokerage firms are unable to adequately address the Year 2000 dates in their own data processing systems. The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to ensure that these third parties are addressing the issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Year 2000 problem is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that in the event of a shortage of liquidity they would not be able to meet their commitments to the Company. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle security transactions.

Contingency Plans - The Company assumes that its critical computer systems will be prepared for the Century Date Change, but continues the process of preparing contingency plans for business operations in the event of power or telecommunications failures. For non-core operations, the Company will rely on manual processing until modifications or replacement systems are in place.

--------------------------------------------------------------------------------

Note 1 - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 1999. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note 2 - As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $8.4 million as of June 30, 1999. The average yields presented in Table 1 and Table 2 give effect to the tax-exempt status of the interest received on these obligations by the use of a taxable equivalent yield, assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the second quarter of 1999 would be $38.3 million and the average yield would be 8.69%. There would also be corresponding reductions for the other quarters shown in the Table 1. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

Note 3 - Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, First Quarter, 1999 for banks with total assets from $1-10 billion.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stock Holders was held on May 18, 1999. A total of 24,350,456 shares of common stock were outstanding and entitled to vote as the record date for the meeting. The following matters were submitted to a vote of the security holders:

Election of Directors The following 12 directors were elected:

                                       Votes For         Votes Withheld
       Donald M. Anderson         18,200,642   95.03%       786,948
       Edward E. Birch            18,129,831   94.61%       866,758
       Richard M. Davis           18,140,838   94.72%       846,751
       Dale E. Hanst              18,164,152   94.84%       823,437
       D. Vernon Horton           18,203,831   95.05%       783,759
       Roger C. Knopf             18,089,912   94.45%       897,678
       Clayton C. Larson          18,104,264   94.53%       883,326
       Kathy J. Odell             18,166,772   94.85%       820,818
       William H. Pope            18,197,710   95.01%       789,880
       Harry B. Powell            18,155,108   94.79%       832,481
       David W. Spainhour         18,205,033   95.05%       782,557
       William S. Thomas, Jr.     18,205,196   95.05%       782,394


Amendment to the Company's Articles of Incorporation, Readopt Article Fourth

The Stockholders approved readopting Article Fourth of the Company's Articles of Incorporation which provides that certain business combinations must be approved by a super-majority vote of the outstanding common stock. 13,194,165 shares voted in favor; 626,707 shares voted against; 197,310 shares abstained, and there were 5,134,299 broker non-votes. See the fair price provision discussion below.


Amendment to the Company's Articles of Incorporation, Amend Article Third

An amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock to 60,000,000 was approved as follows: 18,205,737 shares voted in favor; 781,853 shares voted against; 164,891 shares abstained, and there were 5,134,299 broker non-votes.


Amendment to the Company's Articles of Incorporation , Amend Article Third

An amendment to the Company's Articles of Incorporation to authorize 1,000,000 shares of undesignated preferred stock was approved as follows: 12,148,851 shares voted in favor; 1,620,026 shares voted against; 247,860 shares abstained; and there were 5,135,744 broker non-votes.


Independent Accountants for the Year Ending December 31, 1999

The appointment of Arthur Andersen LLP as the Company's Independent Accountants for the year ending December 31, 1999 was approved as follows: 18,984,276 shares were voted in favor; 88,737 shares voted against; and 79,468 shares abstained.

Fair Price Provision

         Article FOURTH of the Company's Articles of Incorporation contains a fair price provision. Article FOURTH was originally adopted in 1988. The fair price provision is designed to insure that shareholders will receive equitable treatment in the event of a business combination or other significant transaction between the Company and a shareholder of the Company (or an affiliate of such shareholder) who holds a 10% or greater stock interest at the time of the proposed transaction. The fair price provision generally requires that any such business combination or transaction must either be approved by a majority of the Board of Directors, satisfy certain procedural requirements for the fair treatment of all shareholders, or be approved by a super-majority vote of the shareholders.

         Section 710 of the California General Corporation Law provides that any provision of a corporation's articles of incorporation which requires a super-majority vote of the shareholders for any action will remain effective only for a period of two years after the filing of the most recent amendment to such super-majority vote requirement. The shareholders of the corporation may readopt such super-majority vote provision at any time prior to the expiration of such two-year period.

         The Company submitted the fair price provision for re-approval by the shareholders at the May 18, 1999 Annual Meeting in order to comply with the provisions of California law. The fair price provision was reapproved by the shareholders by the affirmative vote of the holders of 54.5% of the outstanding Common Stock.

         The Company submitted to the California Secretary of State a Certificate of Amendment of Articles of Incorporation to reflect the readoption of Article FOURTH reflecting a lower super-majority vote of 54.5%. The Secretary of State of California refused to file the Certificate of Amendment and has advised the Company that Section 710 does not apply to the Company's fair price provision, as the provision was adopted in 1988 and prior to the adoption of
Section 710.

         As a result of the action by the California Secretary of State, Article FOURTH, as originally adopted, continues in full force and effect and applies to any business combination or other significant transaction between the Company and a shareholder who holds a 10% or greater stock interest in the Company at the time of the proposed transaction. Also, the super-majority vote required for approval of any such business combination or transaction by the shareholders remains a vote of the holders of 66 2/3% of the outstanding Common Stock of the Company.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description



           27              Financial Data Schedule for June 30, 1999

(b) There were no Forms 8-K filed during the quarter ended June 30, 1999.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

              /s/ David W. Spainhour
              David W.  Spainhour             August 12, 1999
              President
              Chief Executive Officer



              /s/ Donald Lafler               August 12, 1999
              Donald Lafler
              Senior Vice President
              Chief Financial Officer