Form 10-Q
period 1999-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 1999-11-15
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

Common Stock - As of November 10, 1999 here were 24,519,528 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998

              Consolidated Statements of Income
                  Nine and Three-Month Periods Ended September 30, 1999 and 1998

              Consolidated Statements of Cash Flows
                   Nine-Month Period Ended September 30, 1999 and 1998

              Consolidated Statements of Comprehensive Income
                  Nine and Three-Month Periods Ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as supplemented by the first and second quarter 1999 Forms 10-Q.

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

                                                    PART 1
                                            FINANCIAL INFORMATION

                                    PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                   Consolidated Balance Sheets (Unaudited)
                                 (dollars in thousands except share amounts)
                                                           September 30, 1999     December 31, 1998
                                                          -------------------  ----------------------
Assets:
      Cash and due from banks                              $      113,052         $      114,206
      Federal funds sold and securities purchased under
          agreement to resell                                      49,000                 69,890
      Money market funds                                                -                  1,567
                                                           ---------------        ---------------
               Cash and cash equivalents                          162,052                185,663
                                                           ---------------        ---------------
      Securities (Note 4):
          Held-to-maturity                                        159,639                194,769
          Available-for-sale                                      536,339                596,996
      Bankers' acceptances and commercial paper                         -                 19,888
      Loans, net of allowance of $28,404 at
          September 30, 1999 and $29,296 at
          December 31, 1998 (Note 5)                            1,873,629              1,553,485
      Premises and equipment, net                                  33,601                 29,916
      Accrued interest receivable                                  16,679                 15,944
      Other assets (Note 6)                                        66,897                 52,757
                                                           ---------------        ---------------
                   Total assets                            $    2,848,836         $    2,649,418
                                                           ===============        ===============

Liabilities:
      Deposits:
          Noninterest bearing demand deposits              $      533,188         $      498,266
          Interest bearing deposits                             1,906,122              1,831,410
                                                           ---------------        ---------------
               Total Deposits                                   2,439,310              2,329,676
      Securities sold under agreements
          to repurchase and Federal funds purchased                54,192                 27,796
      Long-term debt and other borrowings (Note 7)                100,810                 44,953
      Accrued interest payable and other liabilities               26,821                 32,993
                                                           ---------------        ---------------
               Total liabilities                                2,621,133              2,435,418
                                                           ---------------        ---------------

Shareholders' equity
      Common stock (no par value; $0.33 per share
      stated value; 60,000,000 authorized;
      24,518,629 outstanding at September 30, 1999
      and 24,208,782 at December 31, 1998)                          8,175                  8,071
      Surplus                                                      96,120                 95,498
      Accumulated other comprehensive income (Note 8)              (3,292)                 3,496
      Retained earnings                                           126,700                106,935
                                                           ---------------        ---------------
               Total shareholders' equity                         227,703                214,000
                                                           ---------------        ---------------
               Total liabilities and shareholders' equity  $    2,848,836         $    2,649,418
                                                           ===============        ===============

                    See accompanying notes to consolidated condensed financialstatements.

                                        PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                     Consolidated Statements of Income (Unaudited)
                                    (dollars in thousands except per share amounts)
                                                                For the Nine-Month              For the Three-Month
                                                                   Periods Ended                   Periods Ended
                                                                   September 30,                   September 30,
                                                            ------------------------------------------------------------
                                                                  1999         1998                 1999         1998
                                                            ----------------------------      -------------------------
Interest income:
    Interest and fees on loans                              $    121,609   $    103,267       $     40,122  $   33,362
    Interest on securities                                        32,395         34,021             10,529      11,603
    Interest on Federal funds sold and securities
      purchased under agreement to resell                          3,391          6,014                718       2,490
    Interest on BA's and commercial paper                            336            930                  5          23
                                                            ----------------------------      -------------------------
      Total interest income                                      157,731        144,232             51,374      47,478
                                                            ----------------------------      -------------------------
Interest expense:
    Interest on deposits                                          45,163         48,451             15,152      16,773
    Interest on securities sold under agreements
      to repurchase and Federal funds purchased                    1,054            748                308         241
    Interest on other borrowed funds                               3,376          1,687              1,653         529
                                                            ----------------------------      -------------------------
      Total interest expense                                      49,593         50,886             17,113      17,543
                                                            ----------------------------      -------------------------
Net interest income                                              108,138         93,346             34,261      29,935
Provision for loan losses                                          5,352          8,028                793       1,095
                                                            ----------------------------      -------------------------
    Net interest income after provision for loan losses          102,786         85,318             33,468      28,840
                                                            ----------------------------      -------------------------
Other operating income:
    Service charges on deposits                                    6,621          6,613              2,090       2,218
    Trust fees                                                     9,693          8,732              3,125       2,954
    Other service charges, commissions and fees, net              15,343         13,375              3,212       3,232
    Net (loss) gain on securities transactions                      (286)           209                 --         103
    Other operating income                                           952            664                343         193
                                                            ----------------------------      -------------------------
      Total other income                                          32,323         29,593              8,770       8,700
                                                            ----------------------------      -------------------------
Other operating expense:
    Salaries and benefits                                         38,251         36,716             12,925      11,792
    Net occupancy expense                                          6,809          6,249              2,084       2,215
    Equipment expense                                              4,416          4,672              1,424       1,689
    Other expense                                                 32,803         22,573             10,966       8,322
                                                            ----------------------------      -------------------------
      Total other operating expense                               82,279         70,210             27,399      24,018
                                                            ----------------------------      -------------------------
Income before income taxes                                        52,830         44,701             14,839      13,522
Applicable income taxes                                           19,331         16,545              4,904       5,078
                                                            ----------------------------      -------------------------
           Net income                                       $     33,499   $     28,156       $      9,935  $    8,444
                                                            ============================      =========================

Earnings per share - basic (Note 2)                         $       1.37   $       1.18       $       0.41  $     0.35
Earnings per share - diluted (Note 2)                       $       1.35   $       1.15       $       0.40  $     0.34

                        See accompanying notes to consolidated condensed financial statements.

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)
                                                                       For the Nine Months Ended September 30,
                                                                           1999                       1998
                                                                     ----------------           ---------------
Cash flows from operating activities:
    Net Income                                                       $       33,499             $       28,156
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                          4,664                      4,791
       Provision for loan and lease losses                                    5,313                      8,028
       Net amortization of discounts and premiums for
         securities and bankers' acceptances and
         commercial paper                                                    (4,419)                    (2,031)
       Net change in deferred loan origination
         fees and costs                                                         165                       (261)
       Net (gain) loss on sales and calls of securities                         287                       (209)
       Change in accrued interest receivable and other assets               (22,741)                     1,842
       Change in accrued interest payable and other liabilities              (6,225)                     4,586
                                                                     ---------------            ---------------
         Net cash provided by operating activities                           10,543                     44,902
                                                                     ---------------            ---------------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                         189,815                    111,191
       Purchase of securities                                              (105,005)                  (204,627)
       Proceeds from sale of securities                                      14,807                     68,940
       Proceeds from maturity of bankers' acceptances and
         commercial paper                                                    49,995                     63,357
       Purchase of bankers' acceptances and commercial paper                (29,805)                   (14,671)
       Net increase in loans made to customers                             (325,407)                  (134,672)
       Purchase or investment in premises and equipment                      (7,271)                    (4,810)
                                                                     ---------------            ---------------
         Net cash used in investing activities                             (212,871)                  (115,292)
                                                                     ---------------            ---------------
Cash flows from financing activities:
       Net increase in deposits                                             109,634                    182,528
       Net decrease in borrowings with maturities
         of 90 days or less                                                  26,396                      1,407
       Net increase (decrease) in long-term debt and other
         borrowings                                                          55,857                     (7,500)
       Proceeds from issuance of common stock                                 2,561                      4,905
       Payments to retire common stock                                       (2,050)                    (3,790)
       Dividends paid                                                       (13,681)                    (9,229)
                                                                     ---------------            ---------------
         Net cash provided by financing activities                          178,717                    168,321
                                                                     ---------------            ---------------
    Net increase in cash and cash equivalents                               (23,611)                    97,931
    Cash and cash equivalents at beginning of period                        185,663                    194,318
                                                                     ---------------            ---------------
    Cash and cash equivalents at end of period                       $      162,052             $      292,249
                                                                     ===============            ===============

Supplemental disclosure:
    Cash paid for the three months ended:
       Interest                                                      $       49,325             $       50,493
       Income taxes                                                  $       17,467             $       10,180
       Non-cash additions to other real estate owned                 $           --             $          200
       Non-cash additions to loans                                   $          215             $          317

                                 See accompanying notes to consolidated condensed financial statements

                                            PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                   Consolidated Statements of Comprehensive Income (Unaudited)
                                        (dollars in thousands except per share amounts)
                                                                   For the Nine-Month                  For the Three-Month
                                                                     Periods Ended                        Periods Ended
                                                                     September 30,                        September 30,
                                                             -----------------------------         -----------------------------
                                                                 1999              1998               1999              1998
                                                             -----------       -----------         ----------        -----------
Net income                                                   $   33,499        $   28,156          $   9,935         $    8,444
Other comprehensive income, net of tax (Note 8):
    Unrealized loss on securities:
    Unrealized holding losses arising during period              (6,502)            3,947             (1,252)             4,296
    Less: reclassification adjustment for gains (losses)
      included in net income                                       (286)              209                  -                103
                                                             -----------       -----------         ----------        -----------
       Other comprehensive income                                (6,788)            4,156             (1,252)             4,399
                                                             -----------       -----------         ----------        -----------
Comprehensive income                                         $   26,711        $   32,312          $   8,683         $   12,843
                                                             ===========       ===========         ==========        ===========




                            See accompanying notes to consolidated condensed financial statements.

                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

The computation of basic and diluted earnings per share for the nine and three-month periods ended September 30, 1999 and 1998, was as follows (shares and net income amounts in thousands):

                                                  Nine-month Periods               Three-month Periods
                                               Basic             Diluted         Basic            Diluted
                                              Earnings          Earnings       Earnings          Earnings
                                             Per Share          Per Share      Per Share         Per Share
                                            -------------     --------------  ------------      ------------
Ended September 30, 1999
Numerator --net income                        $ 33,499           $ 33,499       $ 9,935           $ 9,935
                                              =========          =========      ========          ========

Denominator --weighted average
      shares outstanding                      $ 24,379           $ 24,379       $24,504           $24,504
Plus: net shares issued in
      assumed stock option exercises                                  375                             359
                                                                 ---------                        --------
Diluted denominator                                              $ 24,754                         $ 24,863
                                                                 =========                        ========

Earnings per share                               $1.37              $1.35         $0.41             $0.40

Ended September 30, 1998
Numerator --net income                        $ 28,156           $ 28,156       $ 8,444           $ 8,444
                                              =========          =========      ========          ========

Denominator --weighted average
      shares outstanding                        23,785           $ 23,785        24,058           $24,058
Plus: net shares issued in
      assumed stock option exercises                                  621                             506
                                                                 ---------                        --------
Diluted denominator                                              $ 24,406                         $24,564
                                                                 =========                        ========

Earnings per share                               $1.18              $1.15         $0.35             $0.34


3.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine and three-month periods ended September, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1998 have been reclassified to be consistent with the reporting for 1999.

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

(in thousands)                                     Held-to-    Available-
                                                   Maturity     for-Sale      Total
                                                 -------------------------------------
September 30, 1999
Amortized cost:
      In one year or less                        $   50,565   $   94,732   $  145,297
      After one year through five years              64,440      370,777      435,217
      After five years through ten years              7,246       33,757       41,003
      After ten years                                37,388       33,986       71,374
      Equity securities                                  --        8,765        8,765
                                                 -------------------------------------
                     Total securities            $  159,639   $  542,017   $  701,656
                                                 =====================================

Estimated market value:
      In one year or less                        $   51,027   $   94,886   $  145,913
      After one year through five years              68,342      368,649      436,991
      After five years through ten years              8,121       32,536       40,657
      After ten years                                40,248       31,503       71,751
      Equity securities                                  --        8,765        8,765
                                                 -------------------------------------
                     Total securities            $  167,738   $  536,339   $  704,077
                                                 =====================================

December 31,1998 Amortized cost:
      In one year or less                        $   46,931   $  128,259   $  175,190
      After one year through five years              97,704      371,370      469,074
      After five years through ten years             10,973       62,809       73,782
      After ten years                                39,161       18,725       57,886
      Equity securities                                  --        9,086        9,086
                                                 -------------------------------------
                     Total securities            $  194,769   $  590,249   $  785,018
                                                 =====================================
Estimated market value:
      In one year or less                        $   47,222   $  128,853   $  176,075
      After one year through five years             103,525      376,919      480,444
      After five years through ten years             13,664       63,236       76,900
      After ten years                                46,981       18,902       65,883
      Equity securities                                  --        9,086        9,086
                                                 -------------------------------------
                     Total securities            $  211,392   $  596,996   $  808,388
                                                 =====================================

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

                                                              Gross          Gross        Estimated
(in thousands)                                Amortized    Unrealized      Unrealized       Market
                                                Cost          Gains          Losses         Value
                                            --------------------------------------------------------
September 30, 1999
Held-to-maturity:
     U.S. Treasury obligations              $     42,597    $      217    $      --   $     42,814
     U.S. agency obligations                      12,503            --          (44)        12,459
     Mortgage-backed securities                      584            15           (1)           598
     State and municipal securities              103,955         7,939          (27)       111,867
                                            -------------------------------------------------------
        Total held-to-maturity                   159,639         8,171          (72)       167,738
                                            -------------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                   127,037           588          (73)       127,552
     U.S. agency obligations                     172,921           187       (1,166)       171,942
     Mortgage-backed securities                  181,569            93       (3,160)       178,502
     Asset-backed securities                      12,403             3          (86)        12,320
     State and municipal securities               39,322            81       (2,145)        37,258
     Equity securities                             8,765            --           --          8,765
                                            -------------------------------------------------------
        Total available-for-sale                 542,017           952       (6,630)       536,339
                                            -------------------------------------------------------
           Total securities                 $    701,656    $    9,123    $  (6,702)  $    704,077
                                            =======================================================

December 31, 1998 Held-to-maturity:
     U.S. Treasury obligations              $     57,872    $      946    $      --   $     58,818
     U.S. agency obligations                      22,491           218           --         22,709
     Mortgage-backed securities                      715            22           (4)           733
     State and municipal securities              113,691        15,483          (42)       129,132
                                            -------------------------------------------------------
        Total held-to-maturity                   194,769        16,669          (46)       211,392
                                            -------------------------------------------------------
Available-for-sale:
     U.S. Treasury obligations                   147,378         3,112           --        150,490
     U.S. agency obligations                     175,780         1,798          (85)       177,493
     Mortgage-backed securities                  217,823         1,634         (302)       219,155
     Asset-backed securities                      13,849            45           --         13,894
     State and municipal securities               26,333           564          (19)        26,878
     Equity securities                             9,086            --           --          9,086
                                            -------------------------------------------------------

        Total available-for-sale                 590,249         7,153         (406)       596,996
                                            -------------------------------------------------------
           Total securities                 $    785,018    $   23,822    $    (452)  $    808,388
                                            =======================================================

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



5.   Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:

(in thousands)                           September 30, 1999        December 31, 1998        September 30, 1998
                                         ------------------        -----------------        ------------------
Real estate:
     Residential                             $   470,966             $   368,306              $   328,550
     Non-residential                             421,033                 477,120                  437,806
     Construction                                158,601                 109,764                   82,702
Commercial loans                                 558,409                 362,262                  322,391
Home equity loans                                 44,923                  47,123                   50,398
Consumer loans                                   138,478                 123,730                  122,594
Leases                                            84,785                  78,627                   68,692
Municipal tax-exempt obligations                  15,509                   9,286                   19,864
Other loans                                        9,329                   6,563                    8,870
                                             ------------            ------------             ------------
     Total loans                             $ 1,902,033             $ 1,582,781              $ 1,441,867
                                             ============            ============             ============

The loan balances at September 30, 1999, December 31, 1998 and September 30, 1998 are net of approximately $4,799,000, $4,624,000, and $3,470,000 respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of September 30, 1999, December 31, 1998 and September 30, 1998:



                                              September 30, 1999       December 31, 1998     September 30, 1998
                                              ------------------       -----------------     ------------------
Loans identified as impaired                         $10,251                 $3,286                $4,738
Impaired loans for which a valuation
allowance has been determined                        $ 6,306                 $1,574                $1,213
Amount of valuation allowance                        $ 3,084                 $   98                $   205
Impaired loans for which no valuation
  allowance was determined necessary                 $ 3,945                 $1,712                $3,525

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis.

The following table discloses additional information (dollars in thousands) about impaired loans for the nine and three-month periods ended September 30, 1999 and 1998:

                                    Nine-month Periods        Three-month Periods
                                    Ended September 30,       Ended September 30,
                                    1999       1998              1999       1998
                                    ----       ----              ----       ----
Average amount of recorded
investment in impaired loans        $11,953    $6,372           $8,013     $5,310
Collections of interest from
impaired loans and recognized
as interest income                  $    --    $   --           $   --     $   --


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

The valuation allowance for impaired loans of $3.1 million is included with the general allowance for credit losses of $28.4 million reported on the balance sheet for September 30, 1999, which these notes accompany, and in the "All Other Loans" column in the statement of changes in the allowance account for the first nine months of 1999 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately. As is done each year, all remaining uncollected tax refund anticipation loans from the 1999 tax season were charged-off at June 30. Consequently, there is no need for an allowance for these loans as of that date. The balances at September 30, 1999 and December 31, 1998 are due to collections recovered on charged-off loans subsequent to June 30, 1999 and June 30, 1998, respectively.

(in thousands)                                   Refund          All
                                             Anticipation       Other
                                                 Loans          Loans         Total
                                             -----------------------------------------
Balance, December 31, 1998                   $      333     $   28,963     $   29,296
Provision for loan losses                         2,816          2,498          5,314
Loan losses charged against allowance            (5,518)        (4,958)       (10,476)
Loan recoveries added to allowance                2,639          1,631          4,270
                                             -----------------------------------------
Balance, September 30, 1999                  $      270     $   28,134     $   28,404
                                             =========================================

6.       Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of September 30, 1999 and December 31, 1998, the Company held some properties which it had obtained in foreclosures. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for September 30, 1999 and December 31, 1998, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of this intangible is $19.9 million. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.


7.       Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $92.0 million and $42.9 million of advances from the Federal Home Loan Bank of San Francisco at September 30, 1999 and December 31, 1998, respectively.


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

 (in thousands)              Branch        Retail      Wholesale                               Northern         All
                           Activities     Lending       Lending         RAL       Fiduciary     Region         Other       Total
                          ------------  ------------  ------------   ----------  -----------  -----------   -----------  -----------
 Nine months ended
 September 30, 1999

 Revenues from
   external customers        $  6,784      $ 39,694      $ 39,440     $ 14,604     $  9,845     $ 52,630      $ 31,252    $ 194,249
 Intersegment revenues         55,263           166            --        1,967        1,784           --        10,386       69,566
                             ---------     ---------     ---------    ---------    ---------    ---------     ---------   ----------
 Total revenues              $ 62,047      $ 39,860      $ 39,440     $ 16,571     $ 11,629     $ 52,630      $ 41,638    $ 263,815
                             =========     =========     =========    =========    =========    =========     =========   ==========

 Profit (Loss)               $ 12,878      $  9,815      $ 13,795     $  9,822     $  6,460     $ 17,077      $(12,822)   $  57,025
 Interest income                   50        38,898        38,518        8,023           --       48,119        28,662      162,270
 Interest expense              29,236           169             3           --        1,558       14,747         3,880       49,593
 Internal charge for funds        599        23,831        20,919          641           --           --        23,576       69,566
 Depreciation                   1,179           119            78           71          108          947         1,083        3,585
 Total assets                  16,659       676,219       636,420          320        3,853      932,384       582,981    2,848,836
 Capital expenditures              --            --            --           --           --          627         5,513        6,140

 Nine months ended
 September 30, 1998

 Revenues from
   external customers        $  7,809      $ 31,967      $ 33,924     $ 11,630     $  7,218     $ 49,860      $ 35,730    $ 178,138
 Intersegment revenues         54,700            26            --          984        1,750           --         7,747       65,207
                             ---------     ---------     ---------    ---------    ---------    ---------     ---------   ----------
  Total revenues             $ 62,509      $ 31,993      $ 33,924     $ 12,614     $  8,968     $ 49,860      $ 43,477    $ 243,345
                             =========     =========     =========    =========    =========    =========     =========   ==========

 Profit (Loss)               $ 11,631      $  7,350      $ 11,042     $  5,149     $  4,295     $ 16,364      $ (6,817)   $  49,014
 Interest income                   --            --            --           --           --           --            --           --
 Interest expense                 (26)           26            --           --           --           --            --           --
 Internal charge for funds         --            --            --           --           --           --            --           --
 Depreciation                      --            --            --           --           --           --            --            -
 Total assets                   1,462           174           106           42          157          970           991        3,902
 Capital expenditures          13,200       494,689       452,970         (166)       4,206      837,524       763,995    2,566,418


 (in thousands)              Branch        Retail      Wholesale                              Northern         All
                           Activities     Lending       Lending        RAL       Fiduciary     Region         Other        Total
                          ------------  ------------  ------------  ----------  -----------  -----------   -----------  ------------
Three months ended
September 30, 1999

Revenues from
   external customers        $  1,328      $ 14,150      $ 14,024    $     84     $  4,236     $ 18,334      $  9,392     $  61,548
 Intersegment revenues         19,003            66            --          30          594           --         3,573        23,266
                             ---------     ---------     ---------   ---------    ---------    ---------     ---------    ----------
 Total revenues              $ 20,331      $ 14,216      $ 14,024    $    114     $  4,830     $ 18,334      $ 12,965     $  84,814
                             =========     =========     =========   =========    =========    =========     =========    ==========

 Profit (Loss)               $  3,306      $  3,327      $  4,670    $   (301)    $  3,039     $  5,930      $ (3,728)    $  16,243
 Interest income                   20        13,891        13,786          55           --       16,803         8,647        53,202
 Interest expense               9,866            67             1          --          504        4,923         1,752        17,113
 Internal charge for funds        207         8,718         7,560          --           --           --         6,781        23,266
 Depreciation                     399            45            44          23           36          310           314         1,171
 Total assets                  16,659       676,219       636,420         320        3,853      932,384       582,981     2,848,836
 Capital expenditures              --            --            --          --           --          111         2,581         2,692

 Three months ended
 September 30, 1998

 Revenues from
   external customers        $  2,742      $ 11,015      $ 11,593    $     17     $  2,371     $ 17,564      $ 12,350     $  57,652
 Intersegment revenues         18,868            12            --          12          641           --         2,466        21,999
                             ---------     ---------     ---------   ---------    ---------    ---------     ---------    ----------
 Total revenues              $ 21,610      $ 11,027      $ 11,593    $     29     $  3,012     $ 17,564      $ 14,816     $  79,651
                             =========     =========     =========   =========    =========    =========     =========    ==========

 Profit (Loss)               $  3,901      $  2,799      $  3,670    $   (229)    $  1,277     $  5,970      $ (2,392)    $  14,996
 Interest income                  (12)      (20,109)      (21,601)     (6,804)          --      (29,509)      (21,490)      (99,525)
 Interest expense             (20,744)           11            (1)         --       (1,041)     (10,146)       (1,422)      (33,343)
 Internal charge for funds       (355)      (12,223)      (11,936)       (625)          --           --       (18,069)      (43,208)
 Depreciation                    (944)         (115)          (69)        (25)        (101)        (652)         (603)       (2,509)
 Total assets                   1,462           174           106          42          157          970           991         3,902
 Capital expenditures          13,200       494,689       452,970        (166)       4,206      837,282       760,852     2,563,033


The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively in the consolidated statements of income for the nine- and three-month periods ended September 30, 1999 and 1998.


                                   Nine months ended Sept. 30,             Three months ended Sept. 30,
                                      1999           1998                     1999              1998
                                  ----------------------------             ----------------------------
 Total revenues for
   reportable segments            $ 263,815         $ 243,345               $ 84,814          $ 79,651
 Elimination of
   intersegment revenues            (69,566)          (65,207)               (23,266)          (21,999)
 Elimination of taxable
   equivalent adjustment             (4,195)           (4,313)                (1,404)           (1,474)
                                  ----------------------------             ---------------------------
 Total consolidated revenues      $ 190,054         $ 173,825               $ 60,144          $ 56,178
                                  ============================             ===========================

 Total profit or loss
   for reportable segments        $ 57,025          $  49,014               $ 16,243          $ 14,996
 Elimination of taxable
   equivalent adjustment            (4,195)            (4,313)                (1,404)           (1,474)
                                  ----------------------------             ---------------------------
 Income before income taxes       $ 52,830          $  44,701               $ 14,839          $ 13,522
                                  ============================             ===========================


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") posted earnings of $9.9 million for the quarter ended September 30, 1999, up $1.5 million over the same quarter last year. Diluted per share earnings for the third quarter of 1999 were $0.40 compared to $0.34 earned in the third quarter of 1998.

Compared to the third quarter of 1998, net interest income (the difference between interest income and interest expense) increased by $4.3 million in the third quarter of 1999, an increase of 14%. This was due primarily to additional interest on loans, as the loan balances increased 32% from $1.4 billion at September 30, 1998, to $1.9 billion a year later. Interest income from loans for the quarter was $40.1 million, up $6.8 million or 20%. Deposits increased $169.2 million or 7.5% over the last 12 months, while interest expense decreased 6.8%. As explained more fully in the sections below covering loans and deposits, loan interest income and deposit interest expense have increased less than the growth in loans and deposits. This is due to the lagging effect on average loan and deposit rates caused by fixed-rate term instruments and by noninterest bearing accounts.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.1 million over the same quarter of 1998. Trust and Investment Services fees were up $293,000.

Provision expense for the third quarter of 1999 for loans other than tax refund loans was $793,000, less than the $1,095,000 provided in the third quarter of 1998. Noninterest expenses increased in the third quarter of 1999 compared to the same quarter of 1998. A major reason for this was the expenses incurred in connection with the integration project for data processing systems after the merger and with addressing the Century Date Change ("Y2K"). These additional expenses resulted in an increase in the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, from 60.0% for the third of 1998 to 61.7% for the third quarter of 1999.

Exclusive of these non-recurring expenses, the Company's net income would have been $36.4 million for the first nine months and $10.6 million for the third quarter of 1999, or $1.47 and $0.43 per diluted share, respectively, representing increases of 27.8% and 25.2%, respectively, over the comparable periods a year ago.


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


FORWARD-LOOKING INFORMATION

This report contains forward-looking statements with respect to the financial conditions, results of operations and business of the Company. These include statements about the Company's plans, objectives, expectations and intentions that are not historical facts. When used in this Report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (4) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; and (5) legislation or regulatory requirements or changes adversely affect the business in which the Company will be engaged.


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

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

$2,850                                                              AAAA

$2,800                                                    AAA      A
                                                             A
$2,750                                                        A   A
                                                               AAA
$2,700                                                   A

$2,650
                                                        A
$2,600
                                                     AAA
$2,550                                              A
                                                   A
$2,500                                          AAA
                                               A
$2,450                                                    DDD
                                              A              D      DDDD
$2,400                                AAAAAAAA           D         D
                                     A                        D   D
$2,350                                                  D      DDD
                                    A
$2,300                           AAA                 DDD
                                                    D
$2,250                          A                  D
                                                DDD
$2,200                         A               D

$2,150                                        D
                            AAA       DDDDDDDD
$2,100                    AA         D
                       AAA
$2,050                              D
                      A          DDD
$2,000
                     A          D
$1,950            AAA

$1,900           A             D

$1,850                      DDD
                A         DD
$1,800                 DDD
             AAA
$1,750                D
                     D
$1,700      A     DDD

$1,650           D
           A
$1,600          D
       AAAA
$1,550       DDD

$1,500      D

$1,450
           D
$1,400
       DDDD
$1,350

$1,300

                  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd
        '95  '96  '97  '97  '97  '97  '98  '98  '98  '98  '99  '99  `99
A = Assets    D = Deposits


The overall growth trend shown above for the Company is in part due to the continued consolidation in the financial services industry. The Company has obtained new customers as they became dissatisfied when the character of their local bank was changed by an acquiring institution. The Company also acquired First Valley Bank ("FVB") and Citizens State Bank ("CSB") in 1997 and merged them into SBB&T. Contrary to the general pattern of banks losing customers of the acquired institution, depositors of these two banks have kept their deposits with SBB&T. The same experience has been seen with the depositors of FNB and SVNB, namely that deposits have increased since the merger in December of 1998. Because this merger was accounted for as a pooling of interests, asset and deposit totals for periods prior to the merger have been restated to include their balances. SBB&T has also opened six new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the chart. A decrease in average deposits for the second quarter compared to the first is not unusual though it did not occur in 1997 or 1998. Such decreases are usually the result of tax payments and payments of holiday bills. In 1999, some of the decrease also appears to be due to funds withdrawn for investment purposes as stock markets have continued their strong rise.

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 93.5% of its assets during the nine months of 1999. This compares with an average of 89.5% for peer FDIC-Insured Commercial Banks. (See Note A. Notes are found at the end of this report.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks which are faster than those used by most banks of comparable size. This permits it to put the cash to use more quickly. At the Company's current size, these and other steps have resulted in about $111 million more assets earning interest during the first nine months of the year than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.


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

The following two tables show the average balances of the major categories of earning assets and liabilities for the nine and three-month periods ended September 30, 1998 and 1999 together with the related interest income and expense. A third table, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 1998 is due to changes in the balances (volume) and how much due is to changes in rates. For example, Table 2 shows that for the third quarter of 1999, NOW and MMDA accounts averaged $311,648,000, interest expense for them was $524,000, and the average rate paid was 0.67%. In the third quarter of 1998, NOW and MMDA accounts averaged $280,188,000, interest expense for them was $802,000, and the average rate paid was 1.14%. Table 3 shows that the $278,000 decrease in interest expense for demand deposits from the third quarter of 1998 to the third quarter of 1999 is the net result of a $90,000 increase in interest expense due to the higher balances in 1999, offset by a reduction of $368,000 in interest expense due to the lower rates paid during 1999.

These tables also disclose the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. This serves to replace the net interest income that is lost by the decreasing rate by increasing the volume.

TABLE 1 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)                                 Nine months ended                            Nine months ended
                                                      September 30, 1999                           September 30, 1998
                                           -------------------------------------        ----------------------------------------
                                             Average      Income/      Yield/             Average       Income/        Yield/
                                             Balances     Expense       Rate              Balances      Expense         Rate
                                           -------------------------------------        ----------------------------------------
ASSETS
Short-term investments                     $  102,114     $  3,727       4.88%          $  163,216     $  6,944         5.69%
Securities: (2)
    Taxable                                   576,644       25,636       5.94%             596,910       27,026         6.05%
    Non-taxable                               134,350       10,531      10.45%             138,281       10,832        10.44%
                                           -----------    ---------                     -----------    ---------
      Total securities                        710,994       36,167       6.80%             735,191       37,858         6.88%
                                           -----------    ---------                     -----------    ---------
Loans and leases: (3)
    Commercial                                427,241       28,596       8.95%             324,173       24,829        10.24%
    Ready equity                               47,925        3,178       8.87%              53,934        3,892         9.65%
    Real estate                             1,037,705       64,875       8.34%             778,027       52,754         9.04%
    Installment and consumer loans            146,825       11,065      10.08%             134,454        9,666         9.61%
    Leasing                                    90,718        6,718       9.90%              76,415        5,790        10.13%
    Tax refund loans                           16,567        7,600      61.33%              14,280        6,812        63.78%
                                           -----------    ---------                     -----------    ---------
      Total loans and leases                1,766,981      122,032       9.22%           1,381,283      103,743        10.03%
                                           -----------    ---------                     -----------    ---------

      Total earning assets                  2,580,089      161,926       8.38%           2,279,690      148,545         8.70%
Allowance for credit losses                   (30,789)                                     (30,774)
Other assets                                  209,584                                      184,890
                                           -----------                                  -----------
TOTAL ASSETS                               $2,758,884                                   $2,433,806
                                           ===========                                  ===========

LIABILITIES
Deposits:
    Interest-bearing demand                  $296,246        1,485       0.67%            $274,213        2,345         1.14%
    Savings and money market                  779,041       15,789       2.71%             743,502       18,512         3.33%
    Time deposits                             784,048       27,889       4.76%             695,865       27,594         5.30%
                                           -----------    ---------                     -----------    ---------
      Total interest-bearing deposits       1,859,335       45,163       3.25%           1,713,580       48,451         3.78%
Borrowed funds                                109,327        4,430       5.42%              56,627        2,435         5.75%
                                           -----------    ---------                     -----------    ---------
      Total interest-bearing liabilities    1,968,662       49,593       3.37%           1,770,207       50,886         3.84%
Noninterest-bearing demand deposits           535,110                                      433,476
Other liabilities                              29,419                                       25,896
                                           -----------                                  -----------
TOTAL LIABILITIES                           2,533,191                                    2,229,579

Shareholders' equity                          225,693                                      204,227
                                           -----------                                  -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $2,758,884                                   $2,433,806
                                           ===========                                  ===========

Net interest rate spread                                                 5.01%                                          4.86%
NET INTEREST INCOME AND NET
    INTEREST MARGIN                                        112,333       5.81%                           97,659         5.72%
Provision for credit losses                                 (5,352)     (0.28%)                          (8,028)       (0.47%)
                                                          ---------     -------                        ---------       -------
NET FUNDS FUNCTION                                        $106,981       5.53%                         $ 89,631         5.25%
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

TABLE 2 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
(dollars in thousands)                             Three months ended                             Three months ended
                                                   September 30, 1999                                September 30, 1998
                                           -------------------------------------        ----------------------------------------
                                             Average      Income/      Yield/             Average       Income/        Yield/
                                             Balances     Expense      Rate               Balances      Expense         Rate
                                           -------------------------------------        ----------------------------------------
ASSETS
Short-term investments                     $   56,674     $    723       5.06%          $  175,581     $  2,513         6.80%
Securities:  (2)
    Taxable                                   552,097        8,235       5.92%             614,214        9,219         5.95%
    Non-taxable                               136,817        3,567      10.43%             141,524        3,699        10.45%
                                           -----------    ---------                     -----------    ---------
      Total securities                        688,914       11,802       6.81%             755,738       12,918         5.68%
                                           -----------    ---------                     -----------    ---------
Loans and leases:  (3)
    Commercial                                499,451       11,331       9.00%             330,268        8,515        10.23%
    Ready equity                               51,054        1,127       8.76%              51,936        1,265         9.66%
    Real estate                             1,053,661       21,759       8.26%             809,369       18,272         9.03%
    Installment and consumer loans            149,885        3,677       9.73%             141,845        3,436         9.61%
    Leasing                                    95,234        2,353       9.80%              80,019        2,026        10.05%
    Tax refund loans                                0            6       0.00%                   0            8         0.00%
                                           -----------    ---------                     -----------    ---------
      Total loans and leases                1,849,285       40,253       8.67%           1,413,437       33,522         9.45%
                                           -----------    ---------                     -----------    ---------

      Total earning assets                  2,594,873       52,778       8.10%           2,344,756       48,953         8.31%
Allowance for credit losses                   (29,563)                                     (28,563)
Other assets                                  213,415                                      186,227
                                           -----------                                  -----------
TOTAL ASSETS                               $2,778,725                                   $2,502,420
                                           ===========                                  ===========

LIABILITIES
Deposits:
    Interest-bearing demand                  $311,648          524       0.67%            $280,188          802         1.14%
    Savings and money market                  778,752        5,364       2.73%             768,356        6,688         3.45%
    Time deposits                             790,417        9,264       4.65%             721,585        9,283         5.10%
                                           -----------    ---------                     -----------    ---------
      Total interest-bearing deposits       1,880,817       15,152                       1,770,129       16,773
Borrowed funds                                137,924        1,961       5.64%              53,759          770         5.68%
                                           -----------    ---------     -------         -----------    ---------       -------
      Total interest-bearing liabilities    2,018,741       17,113       3.36%           1,823,888       17,543         3.82%
Noninterest-bearing demand deposits           507,103                                      443,530
Other liabilities                              27,083                                       21,936
                                           -----------                                  -----------
TOTAL LIABILITIES                           2,552,927                                    2,289,354

Shareholders' equity                          225,798                                      213,066
                                           -----------                                  -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $2,778,725                                   $2,502,420
                                           ===========                                  ===========

Net interest rate spread                                                 4.74%                                          4.50%
NET INTEREST INCOME AND NET
    INTEREST MARGIN                                         35,665       5.48%                           31,410         5.35%
Provision for credit losses                                   (793)     (0.12%)                          (1,095)       (0.19%)
                                                          ---------     -------                        ---------       -------
NET FUNDS FUNCTION                                        $ 34,872       5.36%                         $ 30,315         5.16%
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

TABLE 3 -   RATE/VOLUME ANAYSIS  (1) (2)
(in thousands)                             Three months ended                                 Nine months ended
                                     Sept 30, 1999 vs Sept 30, 1998                    Sept 30, 1999 vs Sept 30, 1998
                                  --------------------------------------         -------------------------------------------
                                  Change in Change in                            Change in   Change in
                                   Average   Income/    Rate    Volume            Average     Income/      Rate     Volume
                                   Balance   Expense   Effect   Effect            Balance     Expense     Effect    Effect
                                  --------------------------------------           -----------------------------------------
EARNING ASSETS:
Short-term investments            ($118,907) ($1,790)    (490)  (1,300)          ($ 61,102)  ($3,217)     (718)     (2,499)
Securities: (3)
    Taxable                         (62,117)    (984)     (57)    (927)            (20,266)   (1,390)     (663)       (727)
    Non-taxable                      (4,707)    (132)      (9)    (123)             (3,931)     (301)       (2)       (299)
                                  -------------------------------------          -------------------------------------------
      Total securities              (66,824)  (1,116)     (66)  (1,050)            (24,197)   (1,691)     (665)     (1,026)
                                  -------------------------------------          -------------------------------------------
Loans and leases: (4)
    Commercial                      169,183    2,816   (1,121)   3,937             103,068     3,767    (3,800)      7,567
    Ready equity                       (882)    (138)    (117)     (21)             (6,009)     (714)   (1,428)        714
    Real estate                     244,292    3,487   (1,682)   5,169             259,678    12,121       768      11,353
    Installment and consumer loans    8,040      241       44      197              12,371     1,399     2,985      (1,586)
    Leasing                          15,215      327      (48)     375              14,303       928        57         871
    Tax refund loans                      0       (2)       0       (2)              2,287       788      (303)      1,091
                                  -------------------------------------          ------------------------------------------
      Total loans and leases        435,848    6,731   (2,924)   9,655             385,698    18,289    (1,721)     20,010
                                  -------------------------------------          ------------------------------------------
TOTAL EARNING ASSETS              $ 250,117    3,825   (3,480)   7,305           $ 300,399    13,381    (3,104)     16,485
                                  ==========                                     ==========

INTEREST-BEARING LIABILITIES
Deposits:
    Interest-bearing demand       $  31,460     (278)    (368)      90           $  22,033      (860)   (2,381)      1,521
    Savings and money market         10,396   (1,324)  (1,414)      90              35,539    (2,723)   (6,964)      4,241
    Time deposits                    68,832      (19)    (905)     886              88,183       295    (2,640)      2,935
                                  -------------------------------------          ------------------------------------------
      Total deposits                110,688   (1,621)  (2,687)   1,066             145,755    (3,288)  (11,985)      8,697
Borrowed funds                       84,165    1,191      (15)   1,206              52,700     1,995       (93)      2,088
                                  -------------------------------------          ------------------------------------------
TOTAL INTEREST-BEARING
    LIABILITIES                   $ 194,853     (430)  (2,702)   2,272           $ 198,455    (1,293)  (12,078)     10,785
                                  ==========---------------------------          ==========---------------------------------

NET INTEREST INCOME (4)                      $ 4,255    ($778)  $5,033                       $14,674   $ 8,974      $5,700
                                             ==========================                      ==============================

(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35% for all periods presented.
(2) The change not solely due to volume or rate has been prorated into rate and volume components.
(3) Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(4) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

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

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company; (3) the rates for some loans vary with the market, but only within a limited range; (4) customers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) interest rates do not change at the same time or to the same extent.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level) if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 1998, and September 30, 1999 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                    Shocked by -2%    Shocked by +2%
                                    --------------    --------------

As of  December 31, 1998
Net interest income                   (3.95%)             +3.65%
Net economic value                    +2.43%             (12.08%)

As of  September 30, 1999
Net interest income                   (4.72%)              +3.01%
Net economic value                    +5.07%               (5.82%)


The differences in the results are due to changes in the relative size of the various components of the Company's balance sheet (the product mix) over the last nine months and the changes in the maturities and/or repricing opportunities of the financial instruments held. Because the effect of changes on net interest income is measured over the following twelve month period, the results will depend on whether more assets or liabilities will reprice within that period. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. As indicated in several other sections of this discussion, much of the growth in loans has occurred in types which have fixed rates for at least several years and much of this growth has been funded by lowering short-term investments. As indicated, these changes tend to cause liabilities to reprice sooner than assets and reduce net interest income at least over the next 12 months. To offset this effect, the Company took several actions late in the 2nd quarter and throughout the 3rd quarter. These included sales of securities, fixed-rate longer-term borrowing, and entering into fixed-for-variable interest rate swaps.

The same changes to the balance sheet and mitigating steps mentioned above in connection with net interest income account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured.

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

For these computations, the Company makes certain assumptions that significantly impact the results. For example, the Company must make assumptions about the duration of its non-maturity deposits because they have no contractual maturity, and about the rates that would be paid on the Company's administered rate deposits as external yields change. These assumptions are reviewed each quarter and changed as deemed appropriate to reflect the best information available to Management.

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

The Company's exposure to interest rate risk is discussed in more detail in the 10-K MD&A.


DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong capital position and earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.


LOANS AND RELATED INTEREST INCOME

The end-of-period loan balance as of September 30, 1999, has increased by $319.3 million compared to December 31, 1998, and by $460.2 million compared to September 30, 1998. Residential real estate loans have increased as a result of increased purchase activity in the Company's market areas and due to refinancing activity prompted by the favorable interest rate environment. Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

During the second half of 1998 and the first three quarters of 1999, the Company has retained a portion of the long term, fixed-rate 1-4 family residential loans it originated. Previously, the Company had sold almost all of its long term, fixed-rate residential loans because of concerns for market risk if rates were to rise. However, with rates at very low levels, most consumers wanted fixed rate loans and so the Company elected to hold some of these. Loans are retained when the rate at origination exceeds the cost of matching funds by an amount sufficient to cover credit risk, origination and servicing costs, and meet the Company's profit goals. The Company has taken several steps to reduce the interest rate risk associated with this decision. Among these steps are borrowing some of the money to fund the holding of these loans at fixed rates for terms expected to match the likely length of time the loans will be outstanding. The Company has also entered into some interest rate swap contracts to mitigate the negative impact from rises in interest rates.

The consumer loan portfolio has increased primarily because of an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

The average balances and yields for the first nine months of 1999 and 1998 in Tables 1 and 2 show the impact of the RAL loans that the Company makes. The RAL loans are extended to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans, but nonetheless are required to be classified as interest income. Because of the April 15 tax filing date, almost all of the loans are made and repaid during the first quarter of the year. More information on this program may be found in the section titled "Refund Anticipation Loan and Refund Transfer Programs" below and in the 10-K MD&A. Average yields for the first nine months of 1999 and 1998 without the effect of RAL loans were 8.74% and 9.43%, respectively.

The Federal Open Market Committee of the Federal Reserve Board has increased its target market rates twice in the last several months. Along with most other financial institutions, the Company has increased its prime rate to reflect the change in market rates. Despite these increases, the average rate earned on loans has declined over the last year. Among the reasons for this are (1) only those loans which are indexed to prime are repriced by this change, (2) many customers have refinanced or repaid their fixed rate loans made in prior years when rates were higher, and (3) customers are now presented with a number of nonbank sources from which to borrow. This competition has brought about a lowering of the rates to attract borrowers.


OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                       September 30,      December 31,
                                         1999              1998
                                         ----              ----
Commitments to extend credit
     Commercial                        $397,645          $325,803
     Consumer                            64,804            71,544
 Standby letters of credit               22,045            21,782


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


CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 1998 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the third quarter of 1999, and at the end of the previous four quarters.

Shown for both the Company and its peers (Note 3) are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss to achieve particular target ratios, nonetheless, the Company does compute its ratios and compares them with peer ratios as a check on its methodology. Only two other banks operate national RAL and RT programs. Therefore, RALs and the portion of the allowance for credit losses that specifically relates to RALs are excluded from the Company's figures and ratios for the table for comparability.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). The dollar amount of nonperforming assets increased substantially during the first quarter of 1999, as the Company stopped accruing interest on two large loans. The Company has allocated an appropriate amount of the allowance for credit losses to these loans to cover any probable loss.

Table 4--ASSET QUALITY
(dollars in thousands)
                                       September 30,        June 30,          March 31,        December 31,       September 30,
                                           1999              1999               1999               1998               1998
                                      --------------    ---------------    ---------------    ---------------    ---------------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more                     $         347     $          122     $          301     $           78     $          428
Nonaccrual loans                             14,313             16,319             17,915              8,148              8,706
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total noncurrent loans                       14,660             16,441             18,216              8,226              9,134
Foreclosed real estate                           --                 --                 --                 --                 58
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total nonper-
  forming assets                      $      14,660     $       16,441     $       18,216     $        8,226     $        9,192
                                      ==============    ===============    ===============    ===============    ===============
Allowance for credit losses
   other than RALs                    $      28,404     $       29,616     $       29,637     $       28,963     $       28,485
Allowance for RALs                               --                 --              1,871                333                204
                                      --------------    ---------------    ---------------    ---------------    ---------------
Total allowance                       $      28,404     $       29,616     $       31,508     $       29,296     $       28,689
                                      ==============    ===============    ===============    ===============    ===============

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans                       1.49%              1.63%              1.75%              1.83%              1.98%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                   194%               180%               163%               352%               312%
Ratio of noncurrent
  loans to total loans                        0.77%              0.90%              1.08%              0.52%              0.63%
Ratio of nonperforming
  assets to total assets                      0.51%              0.60%              0.68%              0.31%              0.36%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                         n/a              1.99%              2.06%              2.04%              2.10%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                    n/a               223%               209%               199%               202%
Ratio of noncurrent
  loans to total loans                          n/a              0.89%              0.99%              1.02%              1.04%
Ratio of nonperforming
  assets to total assets                        n/a              0.62%              0.69%              0.71%              0.74%

The allowance for credit losses (other than RALs) compared to total loans remains lower than the corresponding ratios for the Company's peer group. This is consistent with the fact that the Company generally has a lower ratio of nonperforming loans to total loans. Compared to the ratio at December 31, 1998, the coverage ratio of allowance to noncurrent loans declined primarily because of the reclassification of the two large loans. While the ratio of noncurrent loans to total loans increased during 1999, the Company's ratio at 0.77% is less than the latest ratio available for its peers.

It is expected that the Company's credit ratios will vary more than those of its peers. First, the Company's ratios will vary more than the peer average simply because the latter is an average of 317 banks and differences and changes at individual banks tend to offset each other. Second, some financial institutions have a large proportion of their loans made up of many, relatively small loans like consumer installment, credit card, or 1-4 family residential loans. These institutions will find their nonperforming ratios less variable because of the diversification effect of the large number of loans. In addition to loans of these types, the Company's portfolios also include nonresidential real estate, commercial loans, and some agricultural loans. These loans are not part of large homogenous groups for which credit loss experience is relatively stable. Instead, these loans are relatively few in number and represent relatively large balances for the Company. Therefore, if one or more of these loans becomes delinquent, as occurred in the first quarter of 1999, the impact tends to be significant. Statistical models are also less useful in determining how much allowance must be provided to cover losses inherent in these portfolios. Instead, individual review of any problem loans in these portfolios is needed in order to estimate the amount of potential losses. The Company considers these factors in setting its overall allowance for credit losses, and based on its current knowledge and judgment, the appropriate amount will vary from the average amount provided by its peers.

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for September 30, 1999 (amounts in thousands).

Table 5--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

                                            Noncurrent      Other Potential
                                              Loans          Problem Loans
                                              -----          -------------
Loans secured by real estate:
       Construction and
             land development             $       --        $       487
      Agricultural                                96              2,370
      Home equity lines                          305                863
      1-4 family mortgage                      1,524              3,698
      Multifamily                                 --                 --
      Nonresidential, nonfarm                  5,245              6,194
Commercial and industrial                      5,964             13,350
Leases                                           358                 --
Other consumer loans                             858                698
Other Loans                                       --                 61
                                          -----------       ------------
                              Total       $   14,350        $    27,721
                                          ===========       ============

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 1999 (amounts in thousands).

         Doubtful                     $3,250
         Substandard                  $4,844
         Special Mention              $1,040

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans, but for which, based on the Company's experience, there are unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 1999 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.


HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company has entered into several interest rate swaps to mitigate interest rate risk late in 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps in place at September 30, 1999, was $24 million.

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

As shown in Tables 1 and 2, the average balance of these short-term investments for the first nine months of 1999 was less than for the first nine months of 1998 and significantly less for the third quarter of 1999 than for the third quarter of 1998. The reason for this change is seen in Table 2 in the difference in the average balances for loans and deposits for the three-month periods ending September 30, 1998 and 1999. Generally over the years, deposit growth has been more than sufficient to fund the growth in loans. However, from the third quarter of 1998 to the third quarter of 1999, the average balance for loans outstanding increased $436 million. During the same time, average deposits increased $174 million. A large portion, $119 million, of the funds needed to support the $262 million excess of new loans over new deposits came from reducing the short-term investment portfolio of Federal funds sold and reverse repos.


OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Generally, Federal funds have been purchased only from other local financial institutions as an accommodation to them. However, because of the need for additional funding this year to support the very strong loan demand, the Company has purchased additional funds. Nonetheless, because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last eight quarters.

Table 6--OTHER BORROWINGS
                                 Average      Average       Percentage of
       Quarter Ended           Outstanding     Rate     Average Total Assets
       -------------           -----------    -------   --------------------
       December       1997       $28.1         4.93%           1.2%
       March          1998        25.2         5.06            1.1
       June           1998        18.4         4.88            0.8
       September      1998        21.2         4.89            0.9
       December       1998        33.5         4.40            1.3
       March          1999        26.7         4.43            1.0
       June           1999        44.3         4.54            1.6
       September      1999        30.1         4.68            1.1

Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The outstanding advances from the FHLB at September 30, 1999 totaled $92.0 million. The scheduled maturities of the advances are $14.5 million in 1 year or less, $17.5 million in 1 to 3 years, and $60.0 million in more than 3 years.

Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last eight quarters.

Table 7--LONG-TERM DEBT
                                  Average     Average       Percentage of
       Quarter Ended            Outstanding    Rate     Average Total Assets
       -------------            -----------   -------   ----------------------
       December       1997        $40.1        6.21%            1.7%
       March          1998         37.6        6.19             1.6
       June           1998         35.1        6.22             1.5
       September      1998         32.6        6.25             1.3
       December       1998         35.8        5.96             1.4
       March          1999         49.3        5.66             1.8
       June           1999         67.9        5.73             2.5
       September      1999        107.9        5.90             3.9

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

There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $331,000 of the fees earned in the first nine months of 1998 and $330,000 of the fees earned in the first nine months of 1999. Variation is also caused by the recognition of probate fees. These fees are accrued when the work is completed, rather than as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" in the following table are the electronic refund transfer fees (described below in "Refund Anticipation Loan and Refund Transfer Programs"), service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. The following table shows the categories of all noninterest operating income for the three and nine month periods ended September 30, 1999 and 1998.

TABLE 8 --NONINTEREST INCOME
(dollars in thousands)
                                         Nine months ended                          Three months ended
                               ---------------------------------------   ----------------------------------------
                                                   Increase (Decrease)                      Increase (Decrease)
                                                  --------------------                     ----------------------
                                 September 30,              Percent        September 30,              Percent
                               -------------------                       ------------------
                                 1999      1998    Amount    Change        1999     1998    Amount     Change
                               ---------------------------------------   ----------------------------------------
Service charges on
    deposits accounts          $  6,621   $ 6,613   $    8      0.12%    $  2,090  $ 2,218    $(128)      (5.77%)
Trust fees                        9,693     8,732      961     11.01%       3,125    2,954      171        5.79%
Other service charges/fees       15,343    13,375    1,968     14.71%       3,212    3,232      (20)      (0.62%)
Securities gains (losses)          (286)      209     (495)  (236.84%)          0      103     (103)    (100.00%)
Other noninterest income            952       664      288     43.37%         343      193      150       77.72%
                               ----------------------------              ---------------------------
Total Noninterest Income       $ 32,323   $29,593   $2,730      9.23%    $  8,770  $ 8,700    $  70        0.80%
                               ============================              ===========================


NONINTEREST EXPENSE

The following table shows noninterest expense for the three and nine months ended September 30, 1999 and 1998.

TABLE 9 --NONINTEREST EXPENSE
(dollars in thousands)
                                         Nine months ended                                          Three months ended
                            ----------------------------------------------            ----------------------------------------------
                                                    Increase (Decrease)                                       Increase (Decrease)
                                                 -------------------------                                 -------------------------
                               September 30,                    Percent                   September 30,                      Percent
                            ---------------------                                     ---------------------
                            1999        1998        Amount      Change                   1999        1998       Amount       Change
                            ----------------------------------------------            ----------------------------------------------
Salary expense              $ 32,043    $ 29,788     $  2,255       7.57%             $ 10,976     $ 9,575     $ 1,401       14.63%
Employee benefits              6,208       6,928         (720)    (10.39%)               1,949       2,217        (268)     (12.09%)
Net occupancy                  6,809       6,249          560       8.96%                2,084       2,215        (131)      (5.91%)
Equipment and furniture        4,416       4,672         (256)     (5.48%)               1,424       1,689        (265)     (15.69%)
Marketing                      1,987       2,101         (114)     (5.43%)                 816         941        (125)     (13.28%)
Other noninterest expense     30,816      20,472       10,344      50.53%               10,150       7,381       2,769       37.52%
                            ----------------------------------                        ---------------------------------
Total Noninterest Expense   $ 82,279    $ 70,210     $ 12,069      17.19%             $ 27,399    $ 24,018     $ 3,381       14.08%
                            ==================================                        =================================

The largest component of noninterest expense is staff expense.

There is some increase in this expense each quarter caused by the addition of staff. Other factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective on either January 1 or March 1. In 1999, these increases averaged approximately 5%. In addition, some temporary staff is added in the first quarter for the RAL program and a number of the PCB staff reductions that were to occur because of the merger could not be effected until the data processing systems were combined in the third quarter.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income for the year.

Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the nine- and three-month periods ended September 30, 1999 and 1998.

                               Nine Months Ended           Three Months Ended
                                 September 30                September 30
                               1999         1998           1999        1998
                               ----         ----           ----        ----

Salary and benefits as
  a percentage of total
  revenues                     20.1%        21.1%          21.5%       21.0%
Salary and benefits as
  a percentage of average
  assets                       1.39%        1.51%          0.47%       0.47%


The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the additional occupancy expense relates to new facilities that were leased subsequent to the fire at the Company's administrative headquarters which occurred February 20, 1999. 105 employees that worked in the building needed to be immediately located to different work locations. Vacant commercial office space of sufficient size is very limited in the area. In order to provide new work space for the displaced employees, the Company rented a building much larger than the former administrative building. In general, the new space is more expensive than the former building. Insurance will cover the additional cost for the same amount of space, however, the additional space is not reimbursable. Some of the additional space will be utilized by moving employees from other leased space and the remainder of the building will be subleased. Occupancy expense is higher in 1999 than in 1998 because of the additional space. Eventually, this cost will be offset with subleasing income and the discontinuation of other lease expense as employees are moved to the new building.

Included in other noninterest expense are legal and professional services. A large proportion of these are consultant fees that were incurred by the Company's Information Technology department. During 1999, the department has been working on two major technology projects. The first is directed at ensuring that all of the Company's information systems, operational processes, and physical facilities are prepared for the Century Date Change (also known as "Y2K"). The Company has been preparing for this for several years, but the intensity of efforts was stepped up considerably in the first six months of 1999 to resolve all of the issues well in advance of January 1, 2000. The second project has been the integration of the information systems of First National Bank/South Valley National Bank with those used by Santa Barbara Bank & Trust. Specifically, the Company does not carry staff levels sufficient to handle two complex, infrequent projects like these along with normal operational demands. In addition, the Y2K project must be completed under a rigid time schedule that permits no slippage from deadlines. Therefore, the Company engaged outside assistance in the form of contract programming support to accomplish both of these projects concurrently. While there may be some continued outside assistance with the Y2K project through year-end, resulting expenses are expected to be immaterial, and the system integration outsourcing expense concluded following completion of the integration on July 31.


Table 10--Merger & Y2K Consulting:
(dollars in thousands)
                            Nine-month Periods       Three-month Periods
                            Ended September 30,      Ended September 30,
                             1999      1998             1999      1998
                             ----      ----             ----      ----

    System conversion       $3,350    $   --           $1,107    $  --
    Y2K                     $1,634    $  506           $   --    $   6



INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K.

With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known.

For the last several years, the effective tax rate (income tax expense divided by pre-tax income) for the Company has been increasing. This has occurred because taxable income has increased at a higher rate than tax-exempt income. However, for the third quarter of 1999 the effective rate was 33.0% compared to 37.6% for the third quarter of 1998. The late date of December 30, 1998 relative to year-end for the closing of the merger with PCB resulted in the need to rely on more estimates and assumptions than would otherwise be the case. When the Company's 1998 income tax return was completed in the third quarter of 1999, a number of these estimates and assumptions needed to be revised. The net effect was to reduce income tax expense recognized in the quarter by $815,000. Without the adjustment from the revision of the estimates and assumptions, the effective tax rate would have been 38.5%.


LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers' credit needs, and attractive investment opportunities. The Company's objective is to maintain adequate liquidity at all times.

The Company has defined and manages three types of liquidity: (1) "immediate liquidity," which is the ability to raise funds today to meet today's cash obligations, (2) "intermediate liquidity," which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and
(3) "long term liquidity," which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes. Adequate liquidity is achieved by (a) holding liquid assets, (b) maintaining the ability to raise deposits or borrow funds, and (c) keeping access open to capital markets.

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At the end of September 30, 1999, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities in the Liquidity and Discretionary Portfolios, securities in the Earnings Portfolio maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of September 1999, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At the end of September 1999, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the third quarter of 1999 and 1998 (dollars in thousands).

Table 11--CAPITAL RATIOS
                                                       3rd Quarter       3rd Quarter
                                                          1999               1998          Change
                                                      -------------     --------------  ------------

Amounts:
    Net Income                                        $      9,935      $     8,444     $   1,491
    Average Total Assets                                 2,778,725        2,502,420       276,305
    Average Equity                                         225,798          213,066        12,732
Ratios:
    Equity Capital to Total Assets (period end)              7.99%            8.47%        (0.48%)
    Annualized Return on Average Assets                      1.43%            1.35%         0.08%
    Annualized Return on Average Equity                     17.46%           15.72%         1.74%


Earnings are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and RAL and RT operations. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. As loan demand has increased, the Company has been able to reinvest proceeds from maturing investments at higher rates, which would positively impact earnings. RAL and RT earnings, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.

Capital must be managed at both the Company and at the individual bank levels. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of September 30, 1999, the Company's risk-based capital ratio was 11.49%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of September 30, 1999, Tier I capital was 10.24% of risk adjusted assets and 7.73% of average tangible assets.

The ratio of equity capital to total assets has decreased over the last year as assets have increased at a higher rate than equity capital. This occurred for two reasons. The first is that the strong loan demand noted above has caused a high rate of asset growth. The second is that in the fourth quarter of 1998, the Company's net income was significantly reduced by the one-time costs incurred in connection with the closing of the merger with Pacific Capital Bancorp. The Company, however, did not reduce its dividend to shareholders for this quarter and therefore more capital was paid out in dividends to shareholders than was added to capital from net income.

State law limits the amount of dividends that may be paid by a bank to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to the Bancorp for the acquisitions of FVB and CSB exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and 1999, it also approved other dividends from SBB&T to the Bancorp to partially fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T will continue to need to request approval for dividends until earnings for the preceding three years exceed dividends paid to Bancorp in the same three years. Management expects that approval will continue to be granted due to strong earnings and the well-capitalized position of SBB&T. FNB has the ability to pay dividends to the Bancorp and is limited only to an amount which may not exceed the lesser of FNB's retained earnings or the total of its undistributed net income for the last three years.

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

The current quarterly dividend rate is $0.18 per share. When annualized, this represents a payout ratio of approximately 42% of earnings per share (exclusive of the one-time merger closing costs in the fourth quarter of 1998) for the trailing 12 months.


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

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the subsidiary banks have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore, except for the need for approval of dividends paid from SBB&T and FNB to Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the subsidiary banks to continue to be classified as well capitalized in the future.


REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, the Company has provided loans and refund transfers to taxpayers who file their income tax returns electronically. These loans and transfers are made through tax preparers across the country. The Company collects a fee for each transaction. More detailed descriptions of the programs may be found in Management's Discussion and Analysis presented in the Annual Report on Form 10-K for 1998 and in the Quarterly Reports on Form 10-Q for the first and second quarters of 1999.

Virtually no lending or transfer activity takes place in the third or fourth quarters of each year. However, the following information is provided for the reader to understand the impact of the programs on the year-to-date results.

Gross revenues for the RAL and RT programs were $8.0 million and $6.6 million, respectively, for the first six months of 1999, with operating expenses of $2.4 million. During the first six months of 1999, the Company added $2.8 million to the RAL allowance for credit loss through charges to provision expense during the quarter and added another $2.4 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $5.5 million in RALs during this time. The result was a pre-tax operating income of approximately $9.3 million. In the third quarter of 1999, the Company recovered an additional $270,000 from charged-off loans.

The 1998 results compare to the 1999 results as follows. During the first half of 1998, the Company recognized fees for RALs of $6.8 million and fees for RTs of $4.8 million. Operating expenses totaled $1.4 million. The Company added $4.9 million to the RAL allowance for credit loss through a charge to provision expense during the first half of 1998 and added another $2.0 million to the allowance from recoveries on loans charged off in prior years. Charge offs for 1998 totaled $7.2 million. The result was a pre-tax net operating income of approximately $5.3 million. During the second half of 1998, $333,000 in charged-off loans were recovered.

YEAR 2000

The Company provided extensive information regarding its preparations for the Century Date Change in the 1998 10-K MD&A. The discussion here is intended to update that information.

State of readiness - Since early 1997, the Company has been addressing the impact of the Year 2000 to its data processing systems. Key financial information and operational systems were assessed and detailed plans were developed to ensure that Year 2000 systems modifications were in place for all critical systems. As most of the critical software is purchased from vendors, the Company is concentrating its efforts on implementation and testing of "Year 2000 Compliant" versions provided by these vendors. Full system validation and certification of these versions has been completed on the systems identified as critical.

Costs - The Company estimates that it will spend approximately $2.6 million to address the Year 2000 issue. Through September 30, 1999, approximately $2.5 million has been spent. However, the impact on operating results for 1999 will be less than the approximately $1.6 million spent during the first nine months of the year because many of these costs related to the reassignment of internal staff from other projects and to the purchase of equipment and software, the cost of which will be amortized over a number of years

Risks - The primary risk of failure to adequately address the Year 2000 problem would be the inability to process loans and deposit transactions for customers. The Company also is exposed to risk if its customers, funds providers, or correspondent financial institutions and brokerage firms are unable to adequately address the Year 2000 dates in their own data processing systems. The Company has contacted all of its major loan customers and those other financial institutions with whom it has backup borrowing arrangements to ensure that these third parties are addressing the issue for themselves and their customers. The Company's risk with respect to loan customers who do not address the Year 2000 problem is the risk of non-payment or late payment of loans. The Company's risk with respect to funds providers is that in the event of a shortage of liquidity they would not be able to meet their commitments to the Company. The Company's risk with respect to other financial institutions and brokerage firms is that it may be unable to settle security transactions.

Contingency Plans - The Company is confident that its critical computer systems will be prepared for the Century Date Change, but continues the process of preparing contingency plans for business operations in the event of power or telecommunications failures. For non-core operations, the Company will rely on manual processing until modifications or replacement systems are in place.

--------------------------------------------------------------------------------

Note A - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 1999. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note B - As required by applicable regulations, tax-exempt non-security obligations of municipal governments are reported as part of the loan portfolio. These totaled approximately $7.2 million as of September 30, 1999. The average yields presented in Table 1 and Table 2 give effect to the tax-exempt status of the interest received on these obligations by using a taxable equivalent yield, assuming a combined Federal and State tax rate of approximately 42% (while not tax exempt for the State of California, the State taxes paid on this Federal-exempt income is deductible for Federal tax purposes). If their tax-exempt status were not taken into account, interest earned on loans for the third quarter of 1999 would be $40.1 million and the average yield would be 8.60%. There would also be corresponding reductions for the other periods shown in Tables 1 and 2. The computation of the taxable equivalent yield is explained in the section titled "Securities and Related Interest Income."

Note C - Peer data are computed from statistics reported in FDIC Quarterly Banking Profile, Second Quarter, 1999 for banks with total assets from $1-10 billion.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description



           27              Financial Data Schedule for September 30, 1999


(b) There were no Forms 8-K filed during the quarter ended September 30, 1999.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

         /s/  David W. Spainhour
         David W. Spainhour                          November 12, 1999
         President
         Chief Executive Officer


         /s/  Donald Lafler
         Donald Lafler                               November 12, 1999
         Senior Vice President
         Chief Financial Officer