Form 10-K
period 1999-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2000-03-24
CIK 357264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               December 31, 1999
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

                                 (805) 564-6298
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

              Title of Class        Name of Each Exchange on Which Registered
        Common Stock, no par value                 Not Listed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, based on the sales prices reported to the registrant on that date of $29.125 per share:

Common Stock - $652,725,501*

*Based on reported beneficial ownership by all directors and executive officers and the registrant's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 28, 2000, there were 24,554,294 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000 are incorporated by reference into Parts I, II, and III.

INDEX                                                                 Page

PART I

        Item 1.   Business

            (a)   General Development of the Business                  3
            (b)   Financial Information about Industry Segments        3
            (c)   Narrative Description of Business                    3
            (d)   Financial Information about Foreign and Domestic
                  Operations and Export Sales                          4

        Item 2.   Properties                                           4

        Item 3.   Legal Proceedings                                    4

        Item 4.   Submission of Matters to a Vote of Security Holders  4

PART II

        Item 5.   Market for the Registrant's Common Stock and
                  Related Stockholder Matters                          5

            (a)   Market Information
            (b)   Holders
            (c)   Dividends

        Item 6.   Selected Financial Data                              6

        Item 7.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        6

        Item 8.   Financial Statements and Supplementary Data         39

        Item 9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures             77

PART III

        Item 10.  Directors and Executive Officers of the Registrant  78

        Item 11.  Executive Compensation                              78

        Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management                               78

        Item 13.  Certain Relationships and Related Transactions      78

PART IV

        Item 14.  Exhibits, Financial Statements and Reports
                  on Form 8-K                                         79



Signatures                                                            80



EXHIBIT INDEX                                                         81

PART I

ITEM 1.     BUSINESS

(a)   General Development of the Business

Operations commenced as Santa Barbara National Bank with one office and 18 employees in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust ("SBB&T"). Santa Barbara Bancorp ("SBB") was formed in 1982. In 1998, SBB merged with Pacific Capital Bancorp ("PCB"), a bank holding company that was the parent of First National Bank of Central California ("FNB") and South Valley National Bank ("SVNB"). SBB was the surviving company, but took the name Pacific Capital Bancorp. Unless otherwise stated, "Company" refers to this consolidated entity and to its subsidiary banks when the context indicates. "Bancorp" refers to the parent company only.

SBB&T has grown to 27 banking offices with loan, trust and escrow offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. From 1995 through 1998, six banking offices were opened in western Ventura County and one in northern Santa Barbara County.

FNB has 10 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito Counties. The offices in the latter two counties use the name South Valley National Bank, which was a separate subsidiary of PCB until it merged with FNB shortly before PCB merged with SBB. FNB also provides trust and investment services to its customers.

A third subsidiary, Pacific Capital Commercial Mortgage Company ("PCCM"), was formed in 1988. This subsidiary, which is now primarily involved in mortgage brokering services and the servicing of brokered loans, was formerly known as Sanbarco Mortgage Company.

There is a fourth subsidiary, Pacific Capital Services Corporation, which is inactive.

(b)   Financial Information about Industry Segments

Information about industry segments is provided in Note 20 to the consolidated financial statements.

(c)   Narrative Description of Business

Bancorp is a bank holding company, which as described above, has two bank subsidiaries and two non-bank subsidiaries, one of which is inactive. Bancorp provides support services to its subsidiary banks. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

The banks offer a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. The banks offer other services such as electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. The banks also offer trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, charitable remainder trusts, employee benefit trusts, and profit sharing plans, as well as executor or probate agent for estates. Investment management and advisory services are also provided.

Competition: For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the statewide savings and loan associations, and other local community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms.

Employees: The Company's current workforce is approximately 1,100 full time equivalent employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

 (d)  Financial Information about Foreign and Domestic Operations and Export
      Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, foreign currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

ITEM 2.     PROPERTIES

The Company maintains its executive and administrative offices in leased premises at 200 E. Carrillo St., Suite 300, Santa Barbara. Administrative functions are located in various leased premises in the Santa Barbara area.

Of the 37 branch banking offices, all or a portion of 26 are leased. The building used by the Real Estate, Consumer Lending and Escrow departments is owned. Commercial office space is leased for Trust and Investment Services

ITEM 3.     LEGAL PROCEEDINGS

There are no material legal proceedings pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

(a)   Market Information

The Company's common stock is traded on The Nasdaq Stock Market under the symbol SABB. At December 31, 1999, ten independent brokerage firms were registered as market makers in the Company's common stock. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

                        1999 Quarters                 1998 Quarters
                  ---------------------------   ---------------------------

                   4th    3rd    2nd    1st      4th    3rd    2nd    1st
                  ------ ------ ------ ------   ------ ------ ------ ------

Range of stock prices:

   High           $34.75 $38.00 $31.94 $26.00   $26.50 $34.38 $34.00 $27.88

   Low            $30.63 $29.63 $20.13 $22.00   $22.50 $22.00 $25.50 $22.13


(b)   Holders

There were approximately 10,500 holders of stock as of December 31, 1999. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

(c)   Dividends

Dividends are currently declared four times a year, and the Company expects to follow the same policy in the future. The following table presents cash dividends declared per share for the last two years:

                        1999 Quarters                 1998 Quarters
                  ---------------------------   ---------------------------
                   4th    3rd    2nd    1st      4th    3rd    2nd    1st
                  ------ ------ ------ ------   ------ ------ ------ ------
Cash dividends
    declared      $0.18  $0.18  $0.18  $0.18    $0.18  $0.18  $0.15  $0.15


The dividends paid to shareholders of the Company are funded primarily from dividends received by Bancorp from the banks. Reference should be made to Note 17 of the Consolidated Financial Statements on page 67 for a description of restrictions on the ability of the subsidiary banks to pay dividends to Bancorp.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented in Item 8.

(amounts in thousands except                     Increase
      per share amounts)                1999     (Decrease)         1998           1997          1996           1995
RESULTS OF OPERATIONS:
   Interest income                    $211,643      $18,004       $193,639       $168,272      $133,536       $120,866
   Interest expense                     67,856         (257)        68,113         60,590        48,368         44,554
   Net interest income                 143,787       18,261        125,526        107,682        85,168         76,312
   Provision for credit losses           6,375       (2,748)         9,123          8,500         4,949         10,451
   Other operating income               41,618        3,397         38,221         30,442        22,102         20,671
   Non-interest expense:
    Staff expense                       51,645        2,367         49,278         43,140        38,016         32,644
    Other operating expense             58,744        1,940         56,804         39,913        31,300         28,677
   Income before income taxes and
    effect of accounting change         68,641       20,099         48,542         46,571        33,005         25,211
   Provision for income taxes           24,367        5,392         18,975         16,288        11,301          8,185
    Net income                         $44,274      $14,707        $29,567        $30,283       $21,704        $17,026

DILUTED PER SHARE DATA: (1)
   Average shares outstanding           24,790          343         24,447         24,188        24,228         24,123
   Net income                            $1.79        $0.58          $1.21          $1.25         $0.90          $0.71
   Cash dividends declared               $0.72        $0.06          $0.66          $0.49         $0.36          $0.28
FINANCIAL CONDITION:
   Total assets                     $2,879,282     $229,864     $2,649,418     $2,357,105    $1,920,759     $1,743,213
   Total deposits                   $2,440,181     $110,505     $2,329,676     $2,087,553    $1,660,265     $1,519,528
   Long-term debt                      $85,000      $42,100        $42,900        $38,000       $38,000             --
   Total shareholders' equity         $234,573      $20,573       $214,000       $190,724      $171,239       $161,550
OPERATING AND CAPITAL RATIOS:
   Average total shareholders'
    equity to average total assets       8.19%       (0.22%)         8.41%          8.64%         9.47%          9.93%
   Rate of return on average:
    Total assets                         1.59%        0.40%          1.19%          1.43%         1.22%          1.08%
    Total shareholders' equity          19.44%        5.25%         14.19%         16.55%        12.91%         10.88%

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following provides Management's comments on the financial condition and results of operations of Pacific Capital Bancorp (formerly named Santa Barbara Bancorp or "SBB") and its subsidiaries. Unless otherwise stated, the "Company" refers to this consolidated entity and to its subsidiaries when the context indicates. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented on pages 43 through 76 of this Annual Report on Form 10-K. "Bancorp" will be used to refer to the parent company only. "PCB" will be used to refer to the former Pacific Capital Bancorp, which merged with SBB at the end of 1998. SBB assumed the Pacific Capital Bancorp name. The subsidiary banks are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"). South Valley National Bank ("SVNB"), the holding company of which merged with PCB in November 1996, itself merged with FNB in October 1998 and operates under the same national bank charter as FNB. Pacific Capital Commercial Mortgage Corporation ("PCCM") formerly named Sanbarco Mortgage Corporation, is a non-bank subsidiary of Bancorp primarily involved in mortgage brokering and the servicing of brokered loans. The Company also has an inactive subsidiary, Pacific Capital Services Corporation. Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 37 and 38.

The discussion provides insight into Management's assessment of the operating trends over the last several years and its expectations for 2000. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the regions in which the Company operates, the products and pricing of competitive financial institutions, government regulation, government monetary and fiscal policy, changes in prevailing interest rates, mergers and acquisitions and the integration of the merged or acquired businesses, credit quality, asset/liability management, and the availability of sources of liquidity at a reasonable cost. This discussion is intended to assist readers of the accompanying financial statements by providing information on the strategies adopted by the Company to address these risks, and the results of these strategies. These elements are addressed as they relate to the major asset and liability components of the Company's balance sheets, and the major income and expense categories of the Company's statements of income and to significant changes among them.

OVERVIEW OF EARNINGS PERFORMANCE

The earnings for the Company were $44.3 million in 1999, or $1.79 per share. This represents a substantial increase over the $29.6 million net income or $1.21 per share reported for 1998. 1998's reported earnings were significantly impacted by expenses related to the merger of SBB with PCB. Exclusive of these merger expenses, the Company's net operating income was $37.9 million and diluted earnings per share for the year 1998 would have been $1.55. 1999 net income exceeded the 1998 pro forma amount by 16.9% and 1999 earnings per share exceeded the 1998 pro forma figure by 15.5%. 1998 pro forma net income was 25.1% higher than net income for 1997. Since 1995, the Company's net income has increased at an compound average annual rate of 27.0%.

This average annual rate is not artificially inflated by the sudden inclusion of the operating results of PCB in 1999 due to the merger. Unlike the acquisitions of First Valley Bank ("FVB") in Lompoc and Citizens State Bank ("CSB") in Ventura County during 1997 (described in Note 19 to the consolidated financial statements), which were accounted for as purchase transactions, the merger with PCB was accounted for as a "pooling-of-interests." As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations of PCB as if the merger had occurred prior to the earliest period presented.

Among the reasons for the substantial increase in net income were: (1) the integration of eight new branch offices through the acquisition of FVB and CSB,
(2) growth in the tax  refund  anticipation  loan  ("RAL")  and refund  transfer
("RT") programs, (3) strong loan demand during the last two years, and (4) continued growth in trust and investment service fees due to the strong stock market performance and new customers. In addition, during 1999, the Company began to realize some of the expected cost savings from the merger with PCB. However, these savings were more than offset in this first year by the expenses incurred to complete the integration of the two computer systems.

Loan balances increased $271 million in 1998 and $399 million in 1999. Together with an expanding RAL program, this growth resulted in an increase of $25.4 million of additional interest income for 1998 over 1997 and an additional $18.0 million of interest in 1999 compared to 1998. Noninterest income increased $7.8 million in 1998 compared to 1997 and $3.4 million in 1999 compared to 1998, of which increases in trust and investment services fees in 1998 and 1999 accounted for $1.6 million and $1.4 million, respectively. Increases in RT fees were $1.9 million for 1998 over 1997 and $1.8 million for 1999 over 1998. The balance of the year-over-year increases came in a variety of accounts.

The amount of provision for credit losses other than those arising from refund anticipation loans has remained relatively stable at $3.9 million for 1997, $4.2 million for 1998, and $3.6 million in 1999.

There has also been an increase in noninterest expenses as would be expected with the growth in the Company's average assets and the expansion into new market areas . These include salary costs, occupancy, marketing, and the amortization of goodwill from acquisitions. Exclusive of the merger-related expenses incurred in 1998, the Company's operating efficiency ratio, which measures how many cents of expense it takes to earn a dollar of operating income, decreased from 57.2(cent) in 1997 to 55.2(cent) in 1998, but increased in 1999 to 57.7(cent). The increase in 1999 was primarily due to additional expenses incurred to prepare for the century date change and to convert the financial records from the computer system used by PCB to that used by the Company.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady growth in the economy and the actions of the Federal Reserve Board ("the Fed") to manage the pace of that growth. The Fed raised short-term interest rates in late 1997 to slow the pace of economic growth and forestall inflation. During late 1998, it lowered rates to keep economic activity up in the face of recession in many other parts of the world. In late 1999, it again began to raise interest rates to slow economic growth. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economies in which the Company operates have continued to experience growth similar to the trends occurring elsewhere in the country. In the region served by SBB&T, the business climate in general remains healthy. Tourism, which has long been important to the communities in this market area, remains strong after some decline in the first half of 1998 related to El Ni-o. Medical manufacturing and other "hi-tech" businesses have continued to grow. Several large retail and factory outlet complexes have been built in the last few years. SBB&T expanded its market areas in 1997 with the acquisitions of FVB and CSB and they now encompass communities more oriented to agricultural enterprises. This has helped to diversify the bank's customer base. In the region served by FNB and SVNB, significant growth has occurred in South Santa Clara County in both housing and in new businesses. This growth has been a result of the continued economic expansion in the Silicon Valley, which is adjacent to the market area served by SVNB. In the Monterey area, tourism has remained strong. There has been significant downward price pressure for the agriculture-related industries in the market areas of both banks.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment. Bancorp, as a bank holding company, SBB&T, as a member of the Federal Reserve Bank (the "FRB"), and PCCM, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. FNB, as a nationally chartered bank, has the Office of the Comptroller of the Currency (the "OCC") as its primary regulator, but must also comply with FRB regulations. As a state-chartered commercial bank, SBB&T is also regulated by the California Department of Financial Institutions.

Changes in regulation impact the Company in different ways. The FRB requires that all banks maintain cash reserves equal to a percentage of their transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers. This is done as a means of stimulating or slowing economic activity.

The Company and its subsidiary banks are also impacted by minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements are discussed below in the section titled "Regulation."

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980s, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Community banks, including the Company, are working to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan and investment products. The latter are offered to the Company's retail customers through the Trust & Investment Management Services Divisions at each bank. The Company's primary competitors are different for each specific product and market area. While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas.

RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of the external factors listed above as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The process of addressing these risks is led by the Company's Director of Risk Management and the other members of its Senior Leadership Team under the direction and oversight of the Board of Directors.

The special risks related to financial products are credit risk and interest rate risk. Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans. Interest rate risk relates to the adverse impacts of changes in interest rates. The types of interest rate risk will be explained in the next section. The effective management of these and the other risks mentioned above is the backbone of the Company's business strategy.

NET INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF
ASSETS AND LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a financial intermediary, that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. Fee income is discussed in other sections of this analysis, specifically in "Other Operating Income" and "Tax Refund Anticipation Loans and Refund Transfers."

Net interest income is the difference between the interest and fees earned on loans and investments (the Company's earning assets) and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities. The Company's 1999 tax equivalent (Note C) net interest income of $149.6 million was $18.5 million, or 14.1%, greater than the $131.1 million of net interest income for 1998. The 1998 amount in turn was $18.4 million, or 16.3%, greater than the 1997 amount.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid to support those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 1999 net interest margin was 5.76% compared to 5.65% and 5.67% for 1998 and 1997, respectively. The decrease from 1997 to 1998 occurred because as interest rates fell on earning assets during the year due to rate actions by the Fed, the Company was not able to reduce deposit rates quite as quickly. When the Fed started to raise rates again in 1999 due to concerns about an overheated economy, the Company's variable rate loans repriced along with the rise in external rates, but it was not necessary to increase rates on deposit accounts as much in order to stay competitive. This created a larger spread between the rates earned and paid which resulted in an increase in the margin. The net interest margin is subject to the following types of risks that are related to changes in interest rates.

Market Risk Relating to Fixed-Rate Instruments

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases, because it is paying at a higher rate than newly issued securities. The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank ("FHLB"), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company's fixed-rate assets are due to rising interest rates and for the Company's fixed-rate liabilities they are due to falling rates. In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. Therefore, the exposure to market risk from assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed-rate securities generally earn less interest than fixed-rate and longer term securities.

Note 14 to the consolidated financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities, its net financial assets, as of the end of 1999 and 1998. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value of the Company's financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 1999 and 1998 than when acquired. The excess of the carrying amounts of the financial assets over their fair value at the end of 1999 was $36.7 million compared with an excess of fair value over carrying amounts of $21.5 million at the end of 1998. Most of this change is due to increases in market rates in the latter half of 1999.

Because the amount of the Company's fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the Company's liabilities that have fixed-rates. They are worth $21.9 million less to customers or lenders to the Company at December 31, 1999 than they were when issued, because on a weighted average basis, they are paying lower than current market rates. However, this is less than the $36.7 million by which the carrying amounts of the Company's assets exceed their fair values because the assets also are paying lower rates than currently are available for comparable assets.

Mismatch Risk

The second interest-related risk, mismatch risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Fed, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics.

Basis Risk

The third interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to maturities, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

The hypothetical impacts of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 1999 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

                          Shocked by -2%         Shocked by +2%

Net interest income         (4.26%)                  +3.00%
Net economic value          +8.84%                   (6.61%)

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company engaged an outside consultant to gather and study data on its non-maturity deposits and it has also compared its assumptions with those used by other financial institutions. The conclusions from these actions have been incorporated into these latest models.

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least twice a year using interest rate projections provided by an outside economic data resource firm. Reflecting the prevailing interest rate environment over the last year, that firm's most recent interest rate scenarios continue to project generally rising interest rates. In addition, the projections call for more normal yield curves than the generally flat curves projected at the beginning of 1999 (Note F). The three interest rate projections selected for use in the modeling include what the firm indicates is the most likely scenario, a lower or less rising scenario, and higher interest rate scenario. The three interest rate scenarios are applied to expected asset and liability balances over the next year, and the differences in the results indicate the amount of net interest income at risk.

The interest rate simulation reports are dependent upon the shape of the interest rate curves and the volatility of the interest rate scenarios selected and upon the assumptions of the rates that would be paid on the Company's administered rate deposits as external yields change. As the year progresses, the models are revised to make use of the latest available projections.

Under these more realistic scenarios, as in the case of modeling using the sudden rate shocks, the Company's net interest income at risk in 2000 is well within normal expectations should either of the two less likely interest rate scenarios occur. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

                                 Declining Rates    Rising Rates

Change in net interest income
  compared to most likely scenario   (0.43%)          +2.72%
Change in average Fed funds rate     (1.16%)          +1.04%

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

As an example of this asset/liability management process, the Company determined in 1999 that it would need to take actions to manage some additional interest rate risk. This additional risk was due to more customers requesting fixed rate loans than had been the case in prior years. The Company was concerned about the prospect of rising rates. If rates increased, interest income on the loans would be fixed while interest expense on deposits would likely go up. A plan was approved and executed that involved obtaining additional fixed rate funds from the FHLB and entering into variable for fixed interest rate swaps. If interest rates in fact rose, the fixed rate on the borrowings would maintain the profitable spread on the loans funded with the borrowings. The interest rate swaps permitted the Company to convert a portion of its interest income from fixed to variable. With this conversion, if interest rates rise, so would interest income.

Changes in the dollar amount of interest earned or paid may vary from one year to the next because of changes in the average balances ("volume") of the various earning assets and interest-bearing liability accounts and changes in the interest rates applicable to each category. However, because of overall growth of the Company, interest income, interest expense and net interest income are all generally higher each year. The Company's tax equivalent net interest income of $149.6 million for 1999 was $18.5 million, or 14.1%, greater than during 1998. The 1998 figure of $131.1 million was itself $18.4 million, or 16.3%, greater than the comparable figure for 1997.

Table 1, "Distribution of Average Assets, Liabilities and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the daily average balances (Note B) for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

TABLE 1-- Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related
          Interest Income, Expense, and Rates
(dollars in thousands)                            1999                            1998                             1997
                                    ------------------------------  -------------------------------   ------------------------------
                                     Balance    Interest    Rate     Balance    Interest     Rate      Balance     Interest   Rate
                                    ------------------------------  -------------------------------   ------------------------------
Assets:
Loans (Note D):
      Commercial                    $  489,476  $  51,472   10.52%  $  406,927  $  41,865    10.29%  $  358,146   $  35,623    9.95%
      Real estate                    1,104,720     86,485    7.83      801,194     72,083     9.00      673,948      62,111    9.22
      Consumer                         215,208     27,151   12.62      199,274     25,093    12.59      169,300      22,636   13.37
                                    ----------------------          ----------------------            ----------------------
        Total loans                  1,809,404    165,108    9.12    1,407,395    139,041     9.88    1,201,394     120,370   10.02
                                    ----------------------          ----------------------            ----------------------
    Securities:
      Taxable                          561,125     33,443    5.96      589,723     35,512     6.02      447,254      27,381    6.12
      Non-taxable                      137,385     14,441   10.51      138,363     14,455    10.45      116,617      13,096   11.23
      Equity                             9,063        500    5.52        8,916        493     5.53        8,046         540    6.71
                                    ----------------------          ----------------------            ----------------------
        Total securities               707,573     48,384    6.84      737,002     50,460     6.85      571,917      41,017    7.17
                                    ----------------------          ----------------------            ----------------------
    Money market instruments:
      BAs and Commercial paper           5,800        336    5.79       15,543        937     6.03       72,090       4,134    5.73
      Federal funds sold                74,756      3,590    4.80      158,095      8,653     5.47      129,814       7,136    5.50
      Money market funds                    --         --                2,950        162     5.49       12,148         663    5.46
        Total money market
          instruments                   80,556      3,926    4.87      176,588      9,752     5.52      214,052      11,933    5.57
                                    ----------------------          ----------------------            ----------------------
    Total earning assets             2,597,533    217,418    8.37%   2,320,985    199,253     8.58%   1,987,363     173,320    8.72%
                                    ----------------------          ----------------------            ----------------------
    Non-earning assets                 182,783                         156,717                          130,274
                                    -----------                     -----------                       ----------
      Total assets                  $2,780,316                      $2,477,702                       $2,117,637
                                    ===========                     ===========                       ==========

Liabilities and shareholders'
  equity:
    Borrowed funds:
      Repurchase agreements and
        Federal funds purchased     $   37,305      1,761    4.72%  $   23,120      1,098     4.75%  $   31,767       1,510    4.75%
      Other borrowings                  82,329      4,795    5.82       36,693      2,245     6.12       40,343       2,469    6.12
                                    ----------------------          ----------------------            ----------------------
        Total borrowed funds           119,634      6,556    5.48       59,813      3,343     5.59       72,110       3,979    5.52
                                    ----------------------          ----------------------            ----------------------
    Interest bearing deposits:
      Savings and interest bearing
        transaction accounts         1,080,954     23,544    2.18    1,018,149     26,209     2.57      945,582      25,825    2.73
      Time deposits                    790,871     37,756    4.77      726,983     38,561     5.30      561,615      30,786    5.48
                                    ----------------------           ---------------------            ----------------------
        Total interest bearing
        deposits                     1,871,825     61,300    3.27    1,745,132     64,770     3.71    1,507,197      56,611    3.76
                                    ----------------------                      ----------                         ---------

        Total interest bearing
           liabilities               1,991,459     67,856    3.41%   1,804,945     68,113     3.77%   1,579,307      60,590    3.84%
                                                ----------                      ----------                         ---------
    Demand deposits                    532,694                         439,569                          339,018
    Other liabilities                   28,425                          24,801                           16,310
    Shareholders' equity               227,738                         208,387                          183,002
                                    -----------                     -----------                       ----------
      Total liabilities and
        shareholders'equity         $2,780,316                      $2,477,702                       $2,117,637
                                    ===========                     ===========                       ==========

Interest income/earning assets                               8.37%                            8.58%                            8.72%
Interest expense/earning assets                              2.61                             2.93                             3.05
                                                            -------                          -------                          ------
Net interest margin                               149,562    5.76                 131,140     5.65                  112,730    5.67
Provision for credit losses
    charged to operations/earning
    assets                                          6,375    0.25                   9,123     0.39                    8,500    0.43
                                                ----------  -------              ----------  -------                --------- ------
Net interest margin after
    provision for credit losses
    on tax equivalent basis                       143,187    5.51%                122,017     5.26%                 104,230    5.24%
                                                            =======                          =======                          ======
Less: tax equivalent income
    included in interest income
    from non-taxable securities
    and loans                                       5,775                           5,737                             5,170
                                                ----------                      ----------                        ----------
Net interest income                             $ 137,412                       $ 116,280                         $  99,060
                                                ==========                      ==========                        ==========

Overall Trends in the Balances of Assets and Liabilities

Beginning in late 1998, the Company's loan portfolio began increasing at a rate significantly higher than deposits. Partly this was due to increased residential real estate sales activity as well as the continued strong business economy in the markets served by the Company. As shown in Table 1, average loans increased $402 million or 28.6% from 1998 to 1999, compared to a 17.1% increase from 1997 to 1998. Average deposits increased $220 million from 1998 to 1999. The Company's research indicates that the lower rate of deposit growth is not primarily due to account closings, but rather to customers holding smaller balances in their accounts. With the stock market indices hitting numerous all-time highs during 1999, the great attention paid by the media to internet stocks, and the popularity of 401(k) and other tax-deferred retirement alternatives, bank deposits are seen as only one of many vehicles for investments.

Because deposits increased less than loans , $182 million of the loan growth had to be funded by sources other than deposits. Three sources of funding were used for this. The first is that almost all of the proceeds from maturing securities were made available for loan funding rather than being used to purchase new securities. The average balance of securities decreased by $29 million from 1998 to 1999. The second source was the large balances of overnight money market investments. In 1999, the Company carried average balances in these overnight instruments that were $96 million less than in 1998. Lastly, the Company borrowed funds from other financial institutions. The average balance of other borrowings was $60 million more in 1999 than in 1998.

This shift in the relative size of the major balance sheet categories has had some impact on net interest income and net interest margin. To the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. As shown in Table 1, the average rate paid on the other borrowings in 1999 was 5.48% compared to the average rate paid on deposits of 3.27%. The growth in loans must therefore also be monitored to ensure that the rate earned on loans funded by other borrowings is high enough to justify the additional cost of funds.

For the discussion of each of the major categories of assets and liabilities below, there is a description of the reason for significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

As shown in Table 1, the net interest margin of 5.76% in 1999 was higher than the 5.65% net interest margin in 1998. As indicated above, this primarily reflects the increased proportion of higher yielding loans. The Fed increased interest rates several times during 1999 and the Company's subsidiary banks raised their lending rates accordingly. This increased income from variable rate loans. Deposit rates tend to lag market rates because time deposits reprice only upon maturity. Due to the lowering of rates in 1997 and 1998, many of the Company's time deposits maturing in 1999 renewed at lower rates than they had been previously receiving. This trend started to reverse in 1999, but the average rate paid on deposits was still substantially lower than in 1998. Conversely, the average rate for deposits in 1998 was only slightly lower than the rate for 1997 as the Company was not able to reduce deposit rates quite as quickly as market rates were declining.

Table 2, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the changes in net interest income from 1997 to 1998 and from 1998 and 1999 in terms of the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next.

TABLE    2--Volume and Rate Variance  Analysis of Net Interest  Income  (Taxable
         equivalent basis -- Notes E)
(in thousands)                                            1999 over 1998                            1998 over 1997
                                            ----------------------------------------------------------------------------------
                                               Volume          Rate          Total        Volume         Rate        Total
                                            ----------------------------------------------------------------------------------
Increase (decrease) in:
Interest income:
   Loans
     Commercial loans                       $     8,653   $        954   $     9,607  $      4,990   $    1,252   $     6,242
     Real estate loans                           24,681        (10,279)       14,402        11,486       (1,514)        9,972
     Consumer loans                               1,998             60         2,058         3,835       (1,378)        2,457
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total loans                             35,332         (9,265)       26,067        20,311       (1,640)       18,671
                                            ------------  -------------  ------------ -------------  -----------  ------------
   Investment and other securities
     Taxable investment securities               (1,716)          (353)       (2,069)        8,585         (454)        8,131
     Non-taxable investment securities              (99)            85           (14)        2,316         (957)        1,359
     Equity                                           8             (1)            7            54         (101)          (47)
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total investment securities             (1,807)          (269)       (2,076)       10,955       (1,512)        9,443
                                            ------------  -------------  ------------ -------------  -----------  ------------
   Money market investments
     BAs and Commercial Paper                      (565)           (36)         (601)       (3,402)         205        (3,197)
     Federal funds sold                          (4,109)          (954)       (5,063)        1,556          (39)        1,517
     Money market funds                             (81)           (81)         (162)         (505)           4          (501)
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total money market investments          (4,755)        (1,071)       (5,826)       (2,351)         170        (2,181)
                                            ------------  -------------  ------------ -------------  -----------  ------------
   Total earning assets                          28,770        (10,605)       18,165        28,915       (2,982)       25,933
                                            ------------  -------------  ------------ -------------  -----------  ------------

Liabilities:
     Repurchase agreements and
        federal funds purchased                     663             --           663          (412)          --          (412)
     Other borrowings                             2,665           (115)        2,550          (224)          --          (224)
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total borrowed funds                     3,328           (115)        3,213          (636)          --          (636)
                                            ------------  -------------  ------------ -------------  -----------  ------------
    Interest bearing deposits:
     Savings and interest bearing
        transaction accounts                      1,525         (4,190)       (2,665)        1,933       (1,549)          384
     Time certificates of deposit                 3,228         (4,033)         (805)        8,814       (1,039)        7,775
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total interest bearing deposits          4,753         (8,223)       (3,470)       10,747       (2,588)        8,159
                                            ------------  -------------  ------------ -------------  -----------  ------------
         Total interest bearing liabilities       8,081         (8,338)         (257)       10,111       (2,588)        7,523
                                            ------------  -------------  ------------ -------------  -----------  ------------
   Net interest margin                      $    20,689   $     (2,267)  $    18,422  $     18,804   $     (394)  $    18,410
                                            ============  =============  ============ =============  ===========  ============


There is always action that the Company can take to increase its net interest income and margin. Tactics may include increasing the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; emphasizing fixed-rate loans because they earn more than variable rate loans; purchasing lower rated securities; and lending to less creditworthy borrowers at a higher rate. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involves more risk. The first two involve more market risk, the second two more credit risk. Management intends to continue to use a balanced approach. A fifth tactic as discussed on page 30 is limiting the amount of nonearning assets.

SECURITIES

The major components of the earning asset base are the Company's securities portfolios, the loan portfolio and its holdings of money market instruments. The Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company  classifies its  securities  into three  portfolios,  the "Liquidity
Portfolio"      (available-for-sale),      the     "Discretionary     Portfolio"
(available-for-sale), and the "Earnings Portfolio" (held-to-maturity).

The Liquidity Portfolio's primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities up to three years with an average maturity of between one and two years.

The Discretionary Portfolio's primary purposes are to provide income from available funds, to hold earning assets that can be managed as part of overall asset/liability management, and to support the development needs of communities within the Bank's marketplace. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations ("CMOs"), asset-backed securities (Note H), mortgage-backed securities, and municipal securities.

The Earnings Portfolio's primary purposes are to provide income from available funds and to support the development needs of communities within the Bank's marketplace. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and agency securities.

Maintaining adequate liquidity is one of the highest priorities for the Company. Therefore, available funds are first used to purchase securities for the Liquidity Portfolio. So long as there are sufficient securities in that portfolio to meet its purposes, available funds are then used to purchase securities for the Discretionary Portfolio. It is the Company's current intention to allow existing securities in the Earnings Portfolio to mature, then reposition the matured proceeds into either of the two "available-for-sale" portfolios. Accordingly, the balance of the Earnings Portfolio is expected to decline.

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

Community Development: The Company searches actively for investments that support the development needs of communities within its marketplace. During 1999, for example, the Company purchased six mortgage-backed securities totaling $8.5 million that consisted of real estate loans to borrowers in its market areas who have incomes of less than 80% of median area income. In 1999, as in 1998 and 1997, the Company also invested as a limited partner in an affordable housing fund. The Company also holds several bonds of school districts within its market areas.

Amounts and Maturities of Securities

As discussed above, the average balance of securities decreased from 1998 to 1999 in order to fund loan growth. Table 3 sets forth the amounts and maturity ranges of the securities at December 31, 1999. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 3. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 1. Because of this, taxable securities are purchased for earnings only when loan demand is weak.

TABLE 3--Maturity Distribution and Yield Analysis of the Securities Portfolios
                                                    After one    After five
As of December 31, 1999                One year      year to      years to        Over         Non-
(dollars in thousands)                 or less      five years    ten years    ten years     Maturity       Total
                                     ---------------------------------------------------------------------------------
Maturity distribution:
    Available-for-sale:
      U.S. Treasury obligations        $   40,064    $   80,909     $     --    $      --       $   --     $  120,973
       U.S. agency obligations             37,893       137,895           --           --           --        175,788
       Collateralized mortgage
         obligations                        8,984       133,208       22,034        3,279           --        167,505
       Asset-backed securities              3,971         6,901           --           --           --         10,872
       State and municipal
         securities                         1,526        11,086          855       28,086           --         41,553
       Time deposits                           86            --           --           --           --             86
       Equity securities                       --            --           --           --       11,649         11,649
                                     ------------------------------------------------------------------  -------------
    Subtotal                               92,524       369,999       22,889       31,365       11,649        528,426
                                     ---------------------------------------------------------------------------------
    Held-to-maturity:
       U.S. Treasury obligations           22,571        12,472           --           --           --         35,043
       U.S. agency obligations              7,500         5,002           --           --           --         12,502
       Collateralized mortgage
         obligations                          210           346           --           --           --            556
       State and municipal
         securities                        29,639        30,625        7,080       37,819           --        105,163
                                     ---------------------------------------------------------------------------------
     Subtotal                              59,920        48,445        7,080       37,819           --        153,264
                                     ---------------------------------------------------------------------------------
Total                                  $  152,444    $  418,444     $ 29,969    $  69,184    $  11,649     $  681,690
                                     =================================================================================

Weighted average yield (Tax equivalent--Note C):
    Available-for-sale:
       U.S. Treasury obligations            5.84%         5.96%           --           --           --          5.92%
       U.S. agency obligations              5.79%         5.82%           --           --           --          5.81%
       Collateralized mortgage
         obligations                        5.91%         6.54%        6.38%        6.48%           --          6.48%
       Asset-backed securities              6.77%         6.13%           --           --           --          6.36%
       State and municipal
         securities                         6.81%         7.06%        7.88%        8.98%           --          8.54%
       Time deposits                        4.65%            --           --           --           --          4.65%
       Equity securities                       --            --           --           --        5.53%          5.53%
    Weighted average                        5.88%         6.15%        6.43%        8.71%        5.53%          6.27%
    Held-to-maturity:
       U.S. Treasury obligations            5.70%         6.38%           --           --           --          5.94%
       U.S. agency obligations              5.82%         5.45%           --           --           --          5.67%
       Collateralized mortgage
         obligations                        5.74%         8.03%           --           --           --          7.18%
       State and municipal
         securities                        14.18%        13.54%       10.51%       10.06%           --         11.75%
    Weighted average                        9.91%        10.82%       10.51%       10.06%           --          9.91%
Overall weighted average                    7.46%         6.69%        7.40%        9.45%        5.53%          7.09%

Other Securities Disclosures

Turnover: The accompanying Consolidated Statements of Cash Flows on page 47, shows there is a relatively large turnover in the securities portfolios. This is due to the purchase of relatively short-term securities for asset/liability management purposes, as explained above.

Maturity profile: The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of proceeds from maturities provides the Company with cash for liquidity purposes, or if not needed, it minimizes reinvestment risk, which is having too much cash available all at once that must be invested perhaps when rates are low. The Company generally purchases municipal securities with maturities of 18-25 years because, in the Company's judgment, they have the best ratio of rate earned to the market risk incurred in purchasing fixed rate securities.

Securities losses: Occasionally, the Company will sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss.

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. Although the Company does not make extensive use of these instruments, it did enter into an interest rate option contract in January 1997 to protect against the possibility of rapidly rising rates. While Management was not predicting that interest rates would rise, the asset/liability modeling indicated at the time that net interest income at risk from a significant rise would be more than desired. The option contract had a notional amount of $50 million and covered a fifteen month period that began July 1, 1997 and ended on October 1, 1998. The contract would have paid the Company the rate by which the 3-month LIBOR (Note I) index rate exceeded 7.0% up to a maximum of 1.5%. Interest rates declined after the purchase and the Company simply amortized the $90,000 cost over the fifteen month term.

In early 1999, the Company's interest rate risk modeling indicated that it was liability sensitive, i.e., net income would be lessened by a rise in interest rates. This was primarily due to the increased balance of fixed rate loans. The Company therefore entered into several interest rate swap contracts with another financial institution whereby it trades a portion of the fixed rate interest payments it receives for payments that would vary based on changes in interest rates. If interest rates increase, the payments received from the other institution increase thereby lessening the interest rate risk incurred in lending funds at fixed rates. Two of the contracts are loosely associated with the residential real estate loans that had been added to the Company's balance sheet. The third is specifically associated with a relatively large commercial loan.

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

As discussed above, the average balances invested by the Company in these instruments decreased from 1998 to 1999 to fund loan growth. As discussed below in "Liquidity," the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds.

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

LOAN PORTFOLIO

Table 4 sets forth the distribution of the Company's loans at the end of each of the last five years.

TABLE 4--Loan Portfolio Analysis by Category
(in thousands)                                                          December 31
                                            1999            1998            1997            1996          1995
                                       ----------------------------------------------------------------------------
Real estate:
    Residential                           $   484,562     $   368,306     $   276,014    $   198,309     $ 169,500
    Nonresidential                            435,913         477,120         433,835        351,289       287,455
    Construction and development              171,870         109,764          57,571         47,743        62,490
Commercial, industrial,
    and agricultural                          577,407         362,262         298,986        269,904       224,648
Home equity lines                              49,902          47,123          56,681         55,083        50,800
Consumer                                      148,051         123,730          99,943         66,595        52,031
Leases                                         93,322          78,627          72,970         69,817         4,254
Municipal tax-exempt obligations               12,530           9,286           7,931          8,658         7,573
Other                                           8,322           6,563           7,433         11,318         4,820
                                       ----------------------------------------------------------------------------
                                          $ 1,981,879     $ 1,582,781     $ 1,311,364    $ 1,078,716     $ 863,571
                                       ============================================================================

Net deferred fees                         $     4,781     $     4,624     $     3,586    $     3,351     $   2,914

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and origination costs for loans in that category. The total amounts for these net fees are shown at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $271 million from the end of 1997 to the end of 1998 and increased about $399 million from the end of 1998 to the end of 1999.

Reflective of the strong economy, the category of loans showing the largest growth in the last year was commercial, industrial, and agricultural. Residential mortgages also increased significantly over the last few years reflecting increased sales activity in the Company's market areas. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision.

The Company has historically retained 1-4 family adjustable rate mortgage loans, which generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

Consumer and home equity loans grew $14.2 million or 9.1% in 1998 and $27.1 million or 15.9% in 1999. This growth in consumer loans reflects an expanded product line and continued efforts to make auto loans through dealers. During the last three years, the Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity, to protect the Company's reputation, and to monitor compliance with consumer loan laws and regulations. There were approximately $99.0 million of such loans included in the consumer loan total above for December 31, 1999 as compared with $63.4 million at December 31, 1998 and $41.3 million at December 31, 1997.

Construction and development loans increased during 1999 by $62.1 million while nonresidential real estate loans decreased by $41.2 million.

Although approximately two thirds of the loans held by the Company have floating rates of interest tied to the Company's base lending rate or to another market rate indicator so that they may be repriced as interest rates change, fixed rate loans still make up a significant portion of the portfolio. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk as they decline in value as interest rates rise. The Company's loans that have fixed-rates generally have relatively short maturities or amortize monthly which effectively lessens the market risk. Nonetheless, the table in Note 14 to the consolidated financial statements shows that the carrying amount of loans, i.e., their face value, is about $42.6 million or 2.2% less than their fair value reflective of the recent increases in market rates. At the end of 1998, the carrying value and market value were virtually identical. Rates had been stable since late 1997 and then declined a bit in late 1998.

Table 5 shows the maturity of selected loan types outstanding as of December 31, 1999, and shows the proportion of fixed and floating rate loans for each type. The table does not include residential and non-residential mortgage loans. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 5--Maturities and Sensitivities of Selected
         Loan Types to Changes in Interest Rates
                                                            Due after
(in thousands)                                Due in one    one year to     Due after
                                             year or less   five years      five years
                                             -------------------------------------------
Commercial, industrial, and agricultural
    Floating rate                               $ 355,127      $     --       $      --
    Fixed rate                                     61,830        63,271          97,179
Real estate--construction and development
    Floating rate                                 145,330            --              --
    Fixed rate                                     14,181            47          12,314
Municipal tax-exempt obligations                    6,885         3,218           2,427
                                             -------------------------------------------
                                                $ 583,353      $ 66,536       $ 111,920
                                             ===========================================

The amortization and short maturities generally present in the Company's fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages (which are not included in the table above), Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio.

Potential Problem Loans: From time to time, Management has reasons to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is allocated, as discussed below, to cover the Company's exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 8.

At year-end 1999, these loans amounted to $21.7 million or 1.1% of the portfolio. The corresponding amounts for 1998 and 1997 were $25.8 million or 1.6% of the portfolio and $2.5 million or 0.2% of the portfolio, respectively. The 1999 amount is comprised of loans of all types.

Other Loan Portfolio Information

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not assume foreign credit risk through either loan or deposit products. However, the Company does recognize that economic and currency developments in the international markets may affect our domestic customers' activities.

Participations: Occasionally, the Company will sell or purchase a portion of a loan to or from another bank. The usual reason that banks sell a portion of a loan is to stay within their regulatory maximum limit for loans to any one borrower. Occasionally, a portion of another bank's loan may be purchased by the Company from another bank unable to lend the whole amount under its regulatory lending limit to its borrower. However, this would be done only if the loan represents a good investment for the Company and the borrower or project is in one of the Company's market areas. In these cases, the Company conducts its own independent credit review and formal approval prior to committing to purchase.

Loan to Value Ratio: The Company follows a policy of limiting the loan to collateral value ratio for real estate construction and development loans. Depending on the type of project, policy limits range from 60-90% of the appraised value of the collateral. For permanent real estate loans, the policy limits generally are 75% of the appraised value for commercial property loans and 80% for residential real estate property loans. Mortgage insurance is generally required on most residential real estate loans with a loan to value ratio in excess of 80%. Such loans, which can reach up to 90% loan to appraised value, are strictly underwritten according to mortgage insurance standards. The above policy limits are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate, when the exception is temporary, or when other special circumstances apply. There are other specific loan to collateral limits for commercial, industrial and agricultural loans which are secured by non-real estate collateral. The adequacy of such limits is generally established based on outside asset valuations and/or by an assessment of the financial condition and cash flow of the borrower, and the purpose of the loan. Consumer loans which are secured by collateral also have loan to collateral limits which are based on the loan type and amount, the nature of the collateral, and other financial factors on the borrower.

Loan Concentrations: The concentration profile of the Company's loans is discussed in Note 18 to the accompanying consolidated financial statements.

Loan Sales and Mortgage Servicing Rights: The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. While originated by the Company, they are sold if the loan terms are not favorable enough to offset the market risk inherent in fixed-rate assets. Most of those sold are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans originated for sale, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

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

For the RAL product, a taxpayer requests a loan through a tax preparer, with the expected refund as the source of repayment. The application is subject to an automated credit review process. If the application passes, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to remit their refund to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. A fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan, but it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance refund is considered a loan and the fee is classified as interest income.

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

In addition, the Company has entered into cooperative agreements with the other two banks with large RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 7, these cooperative agreements result in a relatively high rate of recovery on the prior year's losses.

Total net charge-offs in 1999 were $2.7 million compared to $4.9 million in 1998. A significant portion of the 1999 charged-off loans are expected to be collected in 2000 under the continuing cooperative agreement between the banks providing this product.

The IRS closely scrutinizes returns where a major portion of the refund is based on a claim for Earned Income Tax Credit ("EIC"). The Company does not lend on those returns where EIC represents an overly large portion of the refund. Nonetheless, many taxpayers not qualifying for loans still desire to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. The Company earned approximately $6.6 million, $4.8 million, and $2.9 million, in fees for 1999, 1998, and 1997, respectively for this refund transfer service. There is no credit risk associated with the RT product, because funds are not sent to the customer until received by the Company from the IRS.

In 1999, the total pre-tax earnings for these programs was $9.4 million compared with $4.5 million in 1998 and $3.4 million in 1997.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 1, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, because all loans not collected from the IRS are charged-off at June 30 of each year. The fees earned on the loans are included in the accompanying Consolidated Income Statements for 1999, 1998, and 1997 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.

The Company expects that the programs will be substantially larger in 2000 than in prior years because the IRS will be providing additional support to the program to encourage more taxpayers to file electronically.

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

After reviewing the gradings in the loan portfolio, the second step is to allocate or assign a portion of the allowance to groups of loans and individual loans to cover Management's estimate of the loss that might exist in them. Allocation is related to the grade and other factors, and is done by the methods discussed below.

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

First, the allowance includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118,
Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"). The amount of this component is disclosed in Note 3 to the consolidated financial statements that this discussion accompanies.

The second component is statistically-based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the individual credit quality of which is impracticable to re-grade at each period end. These loans would include 1-4 family residential real estate, installment and overdraft lines for consumers, and loans to small businesses generally of $100,000 and less. The amount allocated is determined by applying loss estimation factors to outstanding loans. The loss factors are based primarily on the Company's historical loss experience tracked over a four to five year period and accordingly will change over time. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory at its most recent grading than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The statistical component is the sum of the allocations determined in this manner.

The third component is needed to address specific characteristics of individual loans that are not addressed in the statistically determined historical loss factors that would ordinarily apply. These characteristics might relate to a variety of factors such as the size of the loan, the industry of the borrower, or the terms of the loan. When situations warrant, Management will increase the allocation that would be indicated by the applicable loss estimation factor to an amount adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific allocations.

The Unallocated Component

The fourth or "unallocated" component of the allowance for credit losses is a component that is intended to absorb losses that may not be provided for by the other components.

There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance is used to provide for the losses that have occurred because of these reasons.

The first is that there are limitations to any credit risk grading process. The volume of loans makes it impracticable to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may inadvertently or deliberately omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second is that the loss  estimation  factors  are based on  historical  loss
totals.   As  such,  the  factors  may  not  give  sufficient   weight  to  such
considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to current trends in credit quality and collateral values and the long duration of the current business cycle. Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 1999, Management considered the following:

* with respect to loans to the agriculture industry, Management considered the effects on borrowers of weather conditions and overseas market conditions for exported products;

* with respect to loans to the construction industry, Management considered the market absorption rates for developed properties; the availability of permanent financing to replace the construction loan; and construction delays, increased costs, and financial difficulties of contractors, subcontractors, and suppliers resulting from weather; and the significant concentration in construction lending in the market area served by FNB;

* with respect to loans to borrowers who are influenced by trends in the local tourist industry, Management again considered the effects of weather conditions, tourist preferences, and the competition for borrowers from other resort destinations and tourist attractions;

* with respect to all loans, Management considered the potential for disruption of the normal grading process through diversion of efforts and attention resulting from the integration of the Company's computer systems after the merger, by the need to integrate different grading systems, and by the need for the credit risk assessment process to encompass different markets that could be influenced by unique factors.

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

Allocation Table

Table 6 shows the amounts allocated for the last three years to each loan type disclosed in Table 4. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.

TABLE 6--Allocation of the Allowance for Credit Losses
(dollars in thousands)             December 31, 1999           December 31, 1998          December 31, 1997
                               ---------------------------------------------------------------------------------
                                             Percent of                 Percent of                 Percent of
                                              Loans to                   Loans to                   Loans to
                                 Amount      Total Loans    Amount       Total Loans    Amount     Total Loans
                               ---------------------------------------------------------------------------------
Real estate:
    Residential                 $    2,534         24.4%  $    1,258          23.3%   $    1,910          21.0%
    Nonresidential                   3,038         22.0        4,005          30.1         4,413          33.1
    Construction
      and development                  800          8.7        1,512           6.9           724           4.4
Commercial, industrial,
    and agricultural                 9,636         29.1        6,517          22.9         4,749          22.8
Home equity lines                      343          2.5          533           3.0           620           4.3
Consumer                             2,684          7.5        1,813           7.8         1,490           7.6
Leases                               1,739          4.7        1,459           5.0         1,246           5.6
Municipal tax-exempt
    obligations                         --          0.6           --           0.6            --           0.6
Other                                  582          0.4        1,029           0.4             7           0.6
Not specifically allocated           7,330                    11,170                      10,255
                               ---------------------------------------------------------------------------------
Total allowance                 $   28,686        100.0%  $   29,296         100.0%   $   25,414         100.0%
                               =================================================================================
Allowance for credit loss
    as a percentage of
    year-end loans                    1.45%                     1.85%                       1.94%

Year-end loans                  $1,981,879                $1,582,781                  $1,311,364

It would also be expected that the amount allocated for any particular type of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that type. In other words, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance allocated.

Occasionally, changes in the amount allocated to a specific loan category will vary from changes in the total loan balance for that category. For example, residential loans increased from the end of 1997 to the end of 1998 by 33%. The amount of allowance allocated to these loans decreased by 34%. The reasons for this are one, that most of the growth in residential loans occurred in 1-4 family properties, which historically have a relatively low loss rate, and two, that during 1998, several larger residential loans for which losses were expected to be recognized were instead paid in full. In 1999, the residential loans continued to grow and the amount of allowance allocated also increased.

Nonresidential loans had the same kind of change in allocation--the loan balance was up from 1997 to 1998, but the allocation was lower. The reason for this is that one relatively large loan was reclassified from nonaccrual status. The borrower had a history of failing to pay according to the terms of the loan, but during 1998, payments were made according to terms and the Company significantly reduced its estimate of loss in the loan.

The changes in the allowance allocated to the other loan categories are approximately proportional to the growth in balances for those categories.

There is no allocation of allowance to RALs at December 31 because all loans unpaid are charged-off prior to year-end. At the bottom of Table 6 is the ratio of the allowance for credit losses to total loans for each year.

CREDIT LOSSES

Table 7, "Summary of Credit Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years. This ratio was adversely impacted in 1995 with the higher charge-offs in the RAL program and by problems with several large loan relationships at SBB&T related to commercial real estate.

TABLE 7--Summary of Credit Loss Experience
(dollars in thousands)                                                    Year Ended December 31
                                             1999          1998            1997           1996           1995
                                       ------------------------------------------------------------------------
Balance of the allowance for
  credit losses at beginning of year    $    29,296    $   25,414     $   20,244    $  16,059      $  16,680
                                       ----------------------------------------------------------------------
Charge-offs:
    Real estate:
      Residential                                10           369            498          822          1,202
      Non-residential                           252           177             45        1,056          4,902
      Construction and development               --            --             --           --             --
    Commercial, industrial,
        and agricultural                      4,818         1,883          2,335        1,616          1,267
    Home equity lines                            30            --             --          264            156
    Tax refund anticipation                   5,518         7,221          5,946        1,123          4,402
    Other consumer                            1,649         1,598            724          457            523
                                       ----------------------------------------------------------------------
        Total charge-offs                    12,277        11,248          9,548        5,338         12,452
                                       ----------------------------------------------------------------------

Recoveries:
    Real estate:
      Residential                               175           329            268          172             62
      Non-residential                            35         1,341          1,876        2,330             21
      Construction and development                6            --             --           --             --
    Commercial, industrial,
        and agricultural                      1,150         1,188          1,087          441            528
    Home equity lines                            35            --            326           28            109
    Tax refund anticipation                   2,857         2,288          1,524        1,437            383
    Other consumer                            1,066           861            343          166            277
                                       ----------------------------------------------------------------------
        Total recoveries                      5,324         6,007          5,424        4,574          1,380
                                       ----------------------------------------------------------------------
Net charge-offs                               6,953         5,241          4,124          764         11,072
Allowance for credit losses recorded
        in acquisition transactions              --            --            794           --             --
Provision for credit losses
        refund anticipation loans             2,816         4,941          4,649        1,100          2,863
Provision for credit losses
        all other loans                       3,527         4,182          3,851        3,849          7,588
                                       ----------------------------------------------------------------------
Balance at end of year                  $    28,686    $   29,296     $   25,414    $  20,244      $  16,059
                                       ======================================================================
Ratio of net charge-offs to
    average loans outstanding                 0.38%         0.37%          0.34%        0.08%          1.34%
Ratio of net charge-offs to
    average loans outstanding
    exclusive of RALs                         0.24%         0.02%         (0.03%)       0.12%          0.86%


Average Loans                           $ 1,809,404    $1,407,395     $1,201,394    $ 924,896      $ 826,083
Average RALs                                (12,391)       (9,169)       (10,079)      (2,040)        (4,484)
                                       ----------------------------------------------------------------------
Average Loans, net of RALs              $ 1,797,013    $1,398,226     $1,191,315    $ 922,856      $ 821,599
                                       ======================================================================

Net Charge-offs                         $     6,953    $    5,241     $    4,124        $ 764      $  11,072
RAL Net Charge-offs                           2,661         4,933          4,422         (314)         4,019
                                       ----------------------------------------------------------------------
Net Charge-offs, exclusive of RALs      $     4,292    $      308     $     (298)   $   1,078      $   7,053
                                       ======================================================================

There are only two other banks in the country that have national RAL programs, so the net charge-off ratios for the Company are not comparable with those of other institutions unless the RAL net charge-offs are eliminated. The ratios of the net charge-offs to average loans and losses exclusive of RALs for the years of 1995 through 1999 are also shown. The corresponding ratios for the Company's FDIC peers are 0.65% for 1999, 1.08% for 1998, 1.03% for 1997, 0.89% for 1996,
and 0.69% for 1995 (Note A).

The Company's concentration in loans secured by real estate--specifically loans secured by nonresidential properties-- and other larger loans in the commercial category may cause a higher level of volatility in credit losses than would otherwise be the case. Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses may tend to occur at roughly the same time. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

The lower net charge-offs to average loans ratios experienced by the Company since 1995 have in large part been due to the high levels of recoveries. At the end of each of the years 1995 through 1998, the Company had a number of previously charged-off loans which it reasonably had hopes of recovering, and which were in fact recovered. With these recoveries, net charge-offs for 1996 through 1999 have been relatively low in proportion to the allowance for credit loss. As of year end 1999, there are few such potential recoveries aside from RALs, and Management therefore expects that in 2000 recoveries will be less and that net charge-offs consequently may be higher than in prior years.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 8 summarizes the Company's nonaccrual and past due loans for the last five years.

TABLE 8--Nonaccrual and Past Due Loans
(dollars in thousands)                                                     December 31
                                                  1999          1998          1997           1996          1995
                                               --------------------------------------------------------------------
Nonaccrual                                       $ 14,152       $ 8,148      $ 11,245        $ 8,591      $ 11,453
90 days or more past due                               80            78           855          1,437           656
Restructured Loans                                     10             0           174            279           513
                                               --------------------------------------------------------------------
Total noncurrent loans                           $ 14,242       $ 8,226      $ 12,274        $10,307      $ 12,622
                                               ====================================================================
Total noncurrent loans as percentage
   of the total loan portfolio                      0.72%         0.52%         0.94%          0.96%         1.47%
Allowance for credit losses as a percentage
   of noncurrent loans                               201%          356%          207%           196%          127%

Past Due Loans: Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and a diversity of secured consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Nonaccrual Loans: If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued but not collected. These loans may or may not be collateralized. Collection efforts are being pursued on all nonaccrual loans. Consumer loans are an exception to this reclassification. They are charged-off when they become delinquent by more than 120 days if unsecured and 150 days if secured. Nonetheless, collection efforts are still pursued.

Restructured Loans: The Company's restructured loans have generally been classified as nonaccural even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 8. The only restructured loans the Company has had at the end of the last five years that have not been classified as nonaccrual are reported in Table 8 on a separate line.

Charge-offs, repayments by the borrowers, and strengthened credit administration, review, and analysis functions account for the decrease from $12.6 million at the end of 1995 to $10.3 million at year-end 1996. The total increased at the end of 1997 to $12.3 million because of noncurrent loans acquired in the FVB and CSB transactions, but as a percentage of total loans, noncurrent loans slightly decreased. The major change during 1998 was the reclassification of the large loan mentioned in the section entitled "The Components of the Allowance for Credit Losses" out of nonaccrual status but the total was reduced as well by rigorous collection efforts. The total is higher again at the end of 1999 with the classification of a few larger loans as nonaccrual during 1999. As indicated in the above, it is generally the classification of such larger loans that impacts the noncurrent total.

Table 9 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 9--Foregone Interest
(in thousands)                                                         Year Ended December 31
                                                                 1999           1998          1997
                                                               ---------------------------------------
Interest that would have been recorded under original terms       $1,587          $ 905        $1,837
Gross interest recorded                                              771            669           930
                                                               ---------------------------------------
Foregone interest                                                 $  816          $ 236        $  907
                                                               =======================================

DEPOSITS

An important component in analyzing net interest margin is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts: demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 10.

TABLE 10--Detailed Deposit Summary
(dollars in thousands)                                               Year Ended December 31
                                                1999                         1998                        1997
                                       -----------------------------------------------------------------------------------
                                          Average                      Average                   Average
                                          Balance      Rate            Balance     Rate          Balance     Rate
                                       -----------------------------------------------------------------------------------
NOW accounts                            $   300,065     0.68 %      $   278,176    1.11 %     $   246,545    1.08 %
Money market deposit accounts               577,693     3.07            552,760    3.40           526,282    3.53
Savings accounts                            203,196     1.87            187,213    2.30           159,704    2.44
Time certificates of deposit for                 --
    less than $100,000 and IRAs             430,920     4.75            426,769    5.32           343,905    5.51
Time certificates of deposit for                 --
    $100,000 or more                        359,951     4.80            300,215    5.28           230,240    5.42
                                       -------------               -------------             -------------
Interest-bearing deposits                 1,871,825     3.27 %        1,745,133    3.71 %       1,506,676    3.76 %
Demand deposits                             532,694                     441,670                   339,018
                                       -------------               -------------             -------------
                                        $ 2,404,519                 $ 2,186,803               $ 1,845,694
                                       =============               =============             =============


The average rate paid on all deposits, which had decreased slightly from 3.76% in 1997 to 3.71% in 1998, continued to decrease in 1999 to 3.27%. This was primarily due to the decline in market rates in the latter half of 1998. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits such as certificates of deposit that pay a fixed rate for some specified term than with deposit types that have administered rates. Administered rate deposit accounts like NOW, money market deposit accounts ("MMDA"), and savings, are those products which the institution can reprice at its option based on competitive pressure and need for funds. With time deposit accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are replaced will bear the new rate. With market rates increasing in the second half of 1999 and the early part of 2000, it is expected that the average deposit rates will be higher in 2000 than in 1999.

Table 11 discloses the distribution of maturities of CD's of $100,000 or more at the end of each of the last three years.

TABLE 11--Maturity Distribution of Time
Certificates of Deposit of $100,000 or More
(in thousands)                                        December 31
                                          1999            1998              1997
                                      -----------------------------------------------
Three months or less                   $ 171,518       $ 166,562         $ 114,396
Over three months through six months     109,981          74,518            68,385
Over six months through one year          89,661          65,355            75,386
Over one year                             15,485          17,241            23,663
                                      -----------------------------------------------
                                       $ 386,645       $ 323,676         $ 281,830
                                      ===============================================

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by securities owned by the borrower. Banks use these agreements to borrow from other banks in order to provide temporary liquidity and they may also be used to provide business customers with a secured alternative to deposits in excess of the $100,000 insured amount. Prior to 1999, the Company had almost exclusively used repos for the latter "retail" purpose. Most of the retail agreements are for terms of a few weeks to 90 days. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. As discussed on pages 15 and 16, in 1999, funds were needed to make loans in an amount substantially in excess of the amount generated by deposit growth. Overnight borrowing from other banks was frequently used to provide this liquidity until securities matured or term borrowings could be arranged.

Information about the balances and rates paid is shown in Note 10 to the consolidated financial statements. The average rate paid in 1999 of 4.66% was higher than the 1998 rate of 4.44% and the 4.54% rate for 1997. While market rates on average were lower in 1999 than in 1998, the repurchase agreements with other banks bear higher interest rates than the retail repos with customers. The higher average balance for 1999 also is reflective of their use this year for liquidity management.

Federal funds purchased are a second form of overnight borrowing from other banks. Prior to 1999, the Company primarily used this borrowing to accommodate other local community financial institutions on the Central Coast that had excess cash to invest overnight. Prior to 1999, the Company occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. In 1999, there was an increasing use of this source of funds to management short-term liquidity. Information on the balances and rates paid for these funds is also disclosed in Note 10 to the consolidated financial statements. Because these are overnight borrowings, the average rate paid to various parties on any one day may vary substantially from the average rate for the year. Typically, the Federal funds rate is quite volatile on the last day of the year. This accounts for the high rate paid on these funds the last day of 1997 compared to the average for the year. The Company received correspondingly higher interest on the Federal funds it sold those days. The lower rates at the end of 1998 compared to the average rate for the year is due more to declining rates during the latter part of the year than to abnormal rates on the last day and the higher rate at the end of 1999 is due to rising interest rates during the latter part of that year.

OTHER REAL ESTATE OWNED

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. As explained in Note 1 to the consolidated financial statements, the Company held some properties at December 31, 1999 and 1998, but had written their carrying value down to zero to reflect the uncertainty of realizing any net proceeds from their disposal.

As part of the loan application process, the Company reviews real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.

NONEARNING ASSETS

For a bank, nonearning assets are those assets like cash reserves, equipment, and premises that do not earn interest. The ratio of nonearning assets to total assets is watched carefully by Management because it represents the efficiency with which funds are used. Tying up funds in nonearning assets either lessens the amount of interest that may be earned or it requires the investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management therefore believes that a low level of nonearning assets is part of a prudent asset/liability management strategy to reduce volatility in the earnings of the Company.

The ratio of nonearning assets to total assets has remained very low during the last three years with an average of 6.15% in 1997, 6.33% in 1998, and 6.57% in 1999. As a result of the two acquisitions noted above, the Company recorded approximately $17 million in goodwill and approximately $3 million in premises, equipment and other nonearning assets. Some of the increase in nonearning assets in 1999 was due to holding extra amounts of cash on hand during November and December in case there was a large demand for currency as 2000 approached. Also, subsequent to the fire that destroyed the Company's administrative center, additional costs have been incurred for leasehold improvements and furniture related to the new center. As of September 30, 1999, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 6.91%.

OTHER OPERATING INCOME

Fees earned by the Trust and Investment Services Division remain the largest component of other operating income, reaching $13.1 million in 1999. Fees increased by $1,419,000 or 12% over 1998. The market value of assets under administration on which the majority of fees are based increased from $2.0 billion at the end of 1998 to $2.4 billion at the end of 1999. Included within total fees in 1999 were $1,174,000 for trusteeship of employee benefit plans and $1,082,000 from the sales of mutual funds and annuities. The Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The funds and annuities are not operated by the Company, but instead are managed by registered investment companies. The Division also provides investment management services to individuals and organizations.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is tax refund transfer fee income which totaled $6.6 million in 1999 compared to $4.8 million in 1998 and $2.9 million in 1997. As explained in the previous discussion on the tax refund programs, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income in 2000 and beyond.

The Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

OTHER OPERATING EXPENSE

Total other operating expenses have increased over the last three years as the Company has grown. These expenses are often calculated as a proportion of average assets as a means of providing comparisons with other financial institutions. As a percentage of average assets, these expenses were 3.92% in 1997, 4.28% in 1998, and 3.97% in 1999.

The increase from 1997 to 1998 is primarily due to expenses related to the merger with PCB. The Company incurred $11.7 million in other expenses for the merger. The nature of these expenses is explained in the section of this Discussion titled "Merger with Pacific Capital Bancorp". Without these expenses, the ratio of other operating expense to average assets would be 3.81%.

Another ratio that is used to compare the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fee for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures how much noninterest expense is spent in earning a dollar of revenue irrespective of whether the revenue is asset-based or fee-based. The Company spent 57.6 cents in 1999 for each dollar of revenue compared to 59.1 cents for its holding company peers. In 1998, the ratios were 62.7 cents for the Company and 62.5 cents for its peers. Without the merger expenses, the Company's ratio would have been 55.8 cents. In 1997, the ratios were 57.8 cents for the Company and 60.0 cents for its peers.

Within the whole category of other operating expense, salary and benefit expenses have increased 19.7% from 1997 to 1999 compared to a 30.7% increase in average earning assets and a 33.3% growth in total revenues (exclusive of gains or losses on securities) for the same period.

Net occupancy and equipment expense have increased from 1997 to 1999 by 26.0% because of some branch office renovation, increases in lease expense, upgrading of equipment to handle increased transaction volumes and to maintain technological competitiveness, and the addition of new offices.

CAPITAL RESOURCES

Under current regulatory definitions, the Company is "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Capital Adequacy Standards

The primary measure of capital adequacy for regulatory purposes is based on the ratio of risk-based capital to risk weighted assets. This method of measuring capital adequacy is meant to accomplish several objectives: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets.

The Company, as a bank holding company, is required by the FRB to maintain a risk-based capital ratio of at least 8.0%. At the end of 1998, the Company's ratio was 11.7%. The minimum levels established by the FRB, the minimum levels necessary to be considered well capitalized by regulatory definition and the Company's ratios as of December 31, 1999 are presented in Note 17. It is Management's intent to maintain capital in excess of the well capitalized requirement, and as of year-end all ratios exceed this threshold. SBB&T and FNB are also required to maintain a risk-based capital ratio of 8.0%. SBB&T's ratio at the end of 1999 was 11.0% and FNB's was 11.4%. PCCM has no minimum capital requirements.

The risk-based capital ratio is impacted not only by the relative size of the various asset categories, but is also strongly impacted by the management of the securities portfolios. The Company's ratio decreased from 12.6% for year-end 1997 to 11.8% for year-end 1999. This occurred first as the result of shift in assets from securities and overnight funds to loans. All loan categories except 1-4 family residential real estate have a risk weighting of 100% which is much higher than the risk weightings for securities and overnight funds. In addition, within the securities portfolios, there was a shift in the relative proportions of the various security types from the U.S. Treasury securities that are assigned a zero risk weighting to other such as U.S. agency securities, state and municipal securities, and Federal funds sold that have a 20% risk weighting.

Future Sources and Uses of Capital and Expected Ratios

The Company has been increasing loans as a percentage of total assets in order to increase net interest income. However, Management intends and expects that the Company and the subsidiary banks will continue to exceed the standards for well capitalized institutions because of sustained growth in capital resources.

Net income has provided $104.1 million in capital in the last three years. Of this amount, $43.1 million, or 41.4% was distributed in dividends.

In addition to the capital generated from the operations of the Bank, over the years a significant source of capital growth has been the exercise of employee and director stock options. The extent of the growth from this source in any one year depends on a number of factors, among them the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised during the year.

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 1999, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $6.0 million or 28.9% of the net growth in shareholders' equity in the year. This was less than the $11,057,000 or 47.5% percent of capital growth due to option exercises in 1998. In that year, a larger number of options would have expired if not exercised than would have expired in 1999 if not exercised. At December 31, 1999, there were approximately 754,000 options outstanding and exercisable at less than the then current market price, with an average exercise price of $10.65. This represents a potential addition to capital of $8.0 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $8.0 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

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

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. In 1998, because the merger with PCB was accounted for as a pooling-of-interests, the Company suspended purchases at the initiation of the merger discussions and repurchased only 150,000 shares compared to the issuance of 807,000 shares resulting from the exercise of stock options. In 1999, the Company repurchased 68,000 shares to partially offset the issuance of 413,000 shares resulting from the exercise of stock options.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 1999, except as reported in Note 18 to the consolidated financial statements. Legal limitations on the ability of the subsidiary banks to declare dividends to the Bancorp are discussed in Note 17.

REGULATION

The Company is strongly impacted by regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open, close, or relocate offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. FDICIA, effective in 1992, required banks to meet new capitalization standards, follow stringent outside audit rules, and establish stricter internal controls. There were also new requirements to ensure that the Audit Committee of the Board of Directors is independent.

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

The three regulatory agencies--the FRB for the Company and SBB&T, the California Department of Financial Institutions for SBB&T, and the OCC for FNB--conduct periodic examinations of the Company and its subsidiary banks to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

A banking agency may take action against a bank holding company or a bank should it find that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank which is not acting in a safe and sound manner. Given the strong capital position and performance of the Company and the banks, Management does not expect to be impacted by these types of restrictions in the foreseeable future.

The Gramm-Leach-Bliley Act was enacted as Federal legislation in late 1999. The effective date of the act is March 11, 2000. The provisions of the act will permit banking organizations to enter into areas of business from which they were previously restricted. Similarly, other kinds of financial organizations will be permitted to conduct business now provided by banks. Management expects that over the next several years the Company will develop new opportunities for business and will face increased competition as a result of the passage of this act.

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

As indicated in the Consolidated Statements of Cash Flows, the principal sources of cash for the Company have been interest payments received on loans and investments, proceeds from the maturity or sale of securities and bankers' acceptances, and the growth in deposits and other borrowings.

To manage the Company's liquidity properly, however, it is not enough to merely have large cash inflows; they must be timed to coincide with anticipated cash outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The Company manages its liquidity adequacy by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity.

Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity include cash on hand, the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the Federal Home Loan Bank for short-term advances, and access to the Federal Reserve Bank's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RALs.

As discussed in various sections above, continued strong loan demand in 1999 outpaced the deposit growth and required the Company to rely more on overnight borrowing to maintain immediate liquidity than had been the case in prior years. The rate paid on these borrowings is more than would be paid for deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company's strong capital position and earnings prospects have meant that these sources of borrowing have been readily available.

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

Long term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long term liquidity sources include initiating special programs to increase core deposits in expanded market areas, reducing the size of securities portfolios, taking long-term advances from the Federal Home Loan Bank, securitizing loans, and accessing capital markets. The fixed-rate loans the Company borrowed from the Federal Home Loan Bank to fund the retention of a portion of the 30-year fixed rate residential real estate loans is an example of coordinating a source of long term liquidity with asset/liability management.

INCOME TAX EXPENSE

Income tax expense is the sum of two components, the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Income Statements. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase. For its financial statements, the Company recognizes income as the discount is accreted. For its tax return, however, the Company can defer the recognition of that income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes. This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company's ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

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

For the years 1999, 1998, and 1997, the Company has declared cash dividends which were 39.9%, 54.5%, and 39.2%, respectively, of its net income. The Company's policy is to pay dividends of approximately 35%-40% of the last 12 months earnings. Because earnings were significantly reduced in 1998 by the one-time merger expenses, the ratio for 1998 is higher than usual. The most recent information for the Company's peers shows an average payout ratio of 29.8%. The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the third quarter of 1998.

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

CENTURY DATE CHANGE ("Y2K")

Beginning in 1997, the Company undertook the significant project of ensuring that all of its critical systems would be able to function in the year 2000. These systems included (1) data processing systems; (2) building and facilities systems like vaults, elevators, and heating and air conditioning systems, and
(3) telecommunication systems. In addition, reviews were conducted of the response plans of the Company's major customers and other financial institutions on whom the Company relies as suppliers of funds. The Company also closely monitored the response plans of the utilities and telecommunication firms on which it is dependent. The Company underwent a number of reviews by regulatory agencies of its progress with this project.

As a result of these preparations, no significant problems were encountered with the Company's critical systems and through the writing of this discussion, the Company has become aware of no significant problems encountered by its customers or the other financial institutions with which it does business. The Company has become aware of no significant impact on its customers' abilities to repay loans due to problems with their systems. The Company will remain alert to the potential for problems to arise later in 2000, especially because it will be a leap year.

The total cost of the project was approximately $2,652,000, which included the cost of outside contract programmers, software and hardware purchased specifically to be ready for Y2K, and the rental of a generator and other special equipment for the period surrounding year end. Of this amount, approximately $1,741,000 was expensed in 1999, with the balance having been expensed in 1997 and 1998.

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE A

In various places throughout this discussion, comparisons will be made between ratios for the Company and for its holding company or FDIC peers.

The holding company peer is a group of 155 companies with an asset size of $1 billion to $3 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 1999, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 1999, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

The particular peer group used for comparison depends on the nature of the information in question. Company data like capital ratios and dividend payout are compared to other holding companies, because capital is generally managed at the holding company level and dividends to shareholders are paid from the holding company, not the individual banks. Expense and revenue ratios are also compared to other holding company data because many holding companies provide significant services to their subsidiary banks and may also provide services to customers as well. These items would not be included in FDIC bank-level data. Credit information relates to what is generally a bank-level activity, the making of loans, and the FDIC data in this area is more pertinent.

NOTE B

When comparing interest yields and costs year to year, the use of average balances more accurately reflects trends since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances during the year and not to what the balances happened to be on the last day of the year.

NOTE C

For Tables 1 and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 1 as "Tax equivalent income included in interest income from nontaxable securities and loans."

NOTE D

For purposes of Table 1, loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE E

For purposes of the amounts in Table 2 relating to the volume and rate analysis of net interest margin, the portion of the change in interest earned or paid that is attributable to changes in rate is computed by multiplying the change in interest rate by the prior year's average balance. The portion of the change in interest earned or paid that is attributable to changes in volume is computed by multiplying the change in average balances by the prior year's interest rate. The portion of the change that is not attributable either solely to changes in volume or changes in rate is prorated on a weighted basis between volume and rate.

NOTE F

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1999, 1 year U.S. Treasury notes sold at a price that yielded 5.96% while 30 year notes sold at a price that yielded 6.48%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter" when there is not as much of a difference.

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

NOTE I

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:



Management's Responsibility for Financial Reporting                  40

Report of Independent Public Accountants--Arthur Andersen LLP        41

Independent Auditors' Report--KPMG LLP                               42

Consolidated Balance Sheets as of December 31, 1999 and 1998         43

Consolidated Statements of Income for the years
ended December 31, 1999, 1998, and 1997                              44

Consolidated Statements of Comprehensive Income for the
years ended December 31, 1999, 1998, and 1997                        45

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1999, 1998, and 1997                46

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998, and 1997                                    47

Notes to Consolidated Financial Statements                           48



The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:



Quarterly Financial Data                                             77

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

The consolidated financial statements presented on pages 43 through 47 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 1999, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 1999, Pacific Capital Bancorp's internal control structure was effective in achieving the objectives stated above.

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






/s/David W. Spainhour     /s/William S. Thomas, Jr. /s/Donald Lafler
David W. Spainhour        William S. Thomas, Jr.    Donald Lafler
President and             Vice-Chairman and         Executive Vice President and
Chief Executive Officer   Chief Operating Officer   Chief Financial Officer
Pacific Capital Bancorp   Pacific Capital Bancorp   Pacific Capital Bancorp

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders and the Board of Directors of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Pacific Capital Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Pacific Capital Bancorp for fiscal years prior to its acquisition during 1998 by Santa Barbara Bancorp, in a transaction accounted for as a pooling of interests, as discussed in Notes 1 and 19 to the accompanying consolidated financial statements. Such statements are included in the accompanying consolidated financial statements of Pacific Capital Bancorp and reflect net income of 33.5 percent for 1997 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Pacific Capital Bancorp prior to the merger, is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.





Los Angeles, California                               ARTHUR ANDERSEN LLP
February 4, 2000

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Pacific Capital Bancorp:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1997 of the predecessor Pacific Capital Bancorp and subsidiaries (prior to its merger into Santa Barbara Bancorp) (the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the predecessor Pacific Capital Bancorp and subsidiaries (prior to its merger into Santa Barbara Bancorp) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG LLP



Mountain View, California
January 23, 1998

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(in thousands except stated value)                                                  December 31
                                                                              1999               1998
                                                                        ---------------------------------
Assets:
    Cash and due from banks (Note 5)                                       $  121,500         $  114,206
    Federal funds sold                                                             --             69,890
    Money market funds                                                             --              1,567
      Total cash and cash equivalents                                         121,500            185,663
    Securities (approximate market value of $687,576
        in 1999 and $808,388 in 1998) (Note 2):
      Held-to-maturity                                                        153,264            194,769
      Available-for-sale                                                      528,426            596,996
        Total securities                                                      681,690            791,765
    Bankers' acceptances and commercial paper                                      --             19,888
    Loans (Note 3)                                                          1,981,879          1,582,781
      Less: allowance for credit losses (Note 4)                               28,686             29,296
        Net loans                                                           1,953,193          1,553,485
    Premises and equipment, net (Note 6)                                       35,175             29,916
    Accrued interest receivable                                                17,345             15,944
    Other assets (Notes 8 & 19)                                                70,379             52,757
                                                                        ---------------------------------
Total assets                                                               $2,879,282         $2,649,418
                                                                        =================================
Liabilities:
    Deposits (Note 7):
      Noninterest bearing demand deposits                                   $ 546,193          $ 498,266
      Interest bearing deposits                                             1,893,988          1,831,410
        Total deposits                                                      2,440,181          2,329,676
    Securities sold under agreements to repurchase
      and Federal funds purchased (Note 10)                                    80,507             27,796
    Long-term debt and other borrowings (Note 11)                              98,801             44,953
    Accrued interest payable and
      other liabilities (Notes 8, 13, and 15)                                  25,220             32,993
                                                                        ---------------------------------
        Total liabilities                                                   2,644,709          2,435,418
                                                                        ---------------------------------
Commitments and contingencies (Note 18)

Shareholders' equity (Notes 9, 13 and 17):
    Common stock-- no par value, $0.33 stated value; shares
      authorized: 60,000; shares issued and outstanding:
      24,554 in 1999 and 24,209 in 1998.                                        8,186              8,071
    Preferred stock-- no par value; shares authorized: 1,000;
      shares issued and outstanding: none                                          --                 --
    Surplus                                                                    99,283             95,498
    Accumulated other comprehensive income (Note 1)                            (6,447)             3,496
    Retained earnings                                                         133,551            106,935
                                                                        ---------------------------------
        Total shareholders' equity                                            234,573            214,000
                                                                        ---------------------------------
Total liabilities and shareholders' equity                                 $2,879,282         $2,649,418
                                                                        =================================

The accompanying notes are an integral part of these consolidated balance sheets.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)                             Year Ended December 31
                                                               1999               1998                1997
                                                       ------------------------------------------------------
Interest income:
    Interest and fees on loans (Note 3)                     $ 164,572          $ 138,537           $ 120,106
    Interest on securities:
      U.S. Treasury obligations                                10,615             14,436              15,229
      U.S. agency obligations                                   9,733              7,023               4,669
      State and municipal securities                            9,202              9,345               8,312
      Collateralized mortgage obligations                      12,247             13,337               7,302
      Asset-backed securities                                     848                716                 181
      Equity securities                                           500                493                 540
    Interest on Federal funds sold and securities
      purchased under agreement to resell                       3,590              8,653               7,136
    Interest on money market funds                                 29                162                 663
    Interest on bankers' acceptances                              307                937               4,134
                                                       ------------------------------------------------------
         Total interest income                                211,643            193,639             168,272
                                                       ------------------------------------------------------
Interest expense:
    Interest on deposits (Note 7)                              61,300             64,770              56,582
    Interest on securities sold under agreements
      to repurchase and Federal funds purchased
      (Note 10)                                                 1,761              1,098               1,512
    Interest on long-term debt and other
      borrowings (Note 11)                                      4,795              2,245               2,496
                                                       ------------------------------------------------------
         Total interest expense                                67,856             68,113              60,590
                                                       ------------------------------------------------------

Net interest income                                           143,787            125,526             107,682
Provision for credit losses (Notes 1 and 4)                     6,375              9,123               8,500
                                                       ------------------------------------------------------
Net interest income after provision for credit losses         137,412            116,403              99,182
                                                       ------------------------------------------------------
Other operating income:
    Service charges on deposit accounts                         8,911              8,660               7,684
    Trust fees (Note 1)                                        13,095             11,676              10,089
    Other service charges, commissions and fees
      (Note 12)                                                18,624             16,602              11,868
    Net gain (loss) on sales and calls of securities
      (Notes 1, 2, and 8)                                        (286)               214                (395)
    Other income                                                1,274              1,069               1,196
                                                       ------------------------------------------------------
         Total other operating income                          41,618             38,221              30,442
                                                       ------------------------------------------------------
Other operating expense:
    Salaries and other compensation (Note 16)                  43,400             40,178              34,334
    Employee benefits (Notes 13 and 15)                         8,245              9,100               8,806
    Net occupancy expense (Notes 6 and 18)                      9,362              8,160               7,430
    Equipment rental, depreciation and
      maintenance (Note 6)                                      6,254              6,965               5,380
    Other operating expense (Note 12)                          43,128             41,679              27,103
                                                       ------------------------------------------------------
         Total other operating expense                        110,389            106,082              83,053
                                                       ------------------------------------------------------
Income before provision for income taxes                       68,641             48,542              46,571
Provision for income taxes (Note 8)                            24,367             18,975              16,288
                                                       ------------------------------------------------------
Net income                                                  $  44,274          $  29,567           $  30,283
                                                       ======================================================
Basic earnings per share (Note 16)                          $    1.81          $    1.24           $    1.29
Diluted earnings per share (Note 16)                        $    1.79          $    1.21           $    1.25

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                                           Year Ended December 31
                                                                      1999         1998          1997
                                                                  ---------------------------------------
Net income                                                            $44,274      $29,567       $30,283
                                                                  ---------------------------------------
Other  comprehensive  income,  net of tax (Note 8)
  Unrealized  gain (loss) on securities:
     Unrealized holding (losses) gains arising during period          (10,229)       1,809         1,699
     Reclassification adjustment for losses (gains)
      included in net income                                              286          (81)          232
                                                                  ---------------------------------------
        Other comprehensive income, net of tax (benefit)
        expense of $(4,677), $1,254 and $1,401 for the years
        ended December 31, 1999, 1998 and 1997 respectively            (9,943)       1,728         1,931
                                                                  ---------------------------------------
Comprehensive income                                                  $34,331      $31,295       $32,214
                                                                  =======================================

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                      Accumulated
(in thousands except for per                                             Other
   share data)                                   Common Stock *       Comprehensive   Retained
                                  Shares      Amount      Surplus       Income        Earnings        Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         23,077      $7,693       $82,169       $  (163)      $ 81,540      $171,239
Activity for 1997:
   Exercise of stock
     options (Note 9)                 370         123         2,742            --             --         2,865
   Retirement of
     common stock (Note 9)           (289)        (96)       (5,326)           --             --        (5,422)
   5% stock dividend, including
     payment of fractional shares     394         131         8,869            --         (9,040)          (40)
   Cash dividends declared
     at $0.49 per share                --          --            --            --        (10,132)      (10,132)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                --          --            --         1,931             --         1,931
   Net income                          --          --            --            --         30,283        30,283
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997         23,552       7,851        88,454         1,768         92,651       190,724
Activity for 1998:
   Exercise of stock
     options (Note 9)                 807         270        10,787            --             --        11,057
   Retirement of
     common stock (Note 9)           (150)        (50)       (3,743)           --             --        (3,793)
   Cash dividends declared
     at $0.66 per share                --          --            --            --        (15,283)      (15,283)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                --          --            --         1,728             --         1,728
   Net income                          --          --            --            --         29,567        29,567
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         24,209       8,071        95,498         3,496        106,935       214,000
Activity for 1999:
   Exercise of stock
     options (Note 9)                 413         138         5,818            --             --         5,956
   Retirement of
     common stock (Note 9)            (68)        (23)       (2,033)           --             --        (2,056)
   Cash dividends declared
     at $0.72 per share                --          --            --            --        (17,658)      (17,658)
   Changes in unrealized gain
     (loss) on securities
     available-for-sale                --          --            --        (9,943)            --        (9,943)
   Net income                          --          --            --            --         44,274        44,274
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         24,554      $8,186       $99,283       $(6,447)      $133,551      $234,573
===============================================================================================================

* Preferred stock of 1,000,000 shares is authorized. At December 31, 1999 there are no preferred shares issued and outstanding.

The accompanying notes are an integral part of these consolidated statements.

                    PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                        Year Ended December 31
Increase (decrease) in cash and cash equivalents (Note 1):         1999          1998          1997
                                                              -----------------------------------------
Cash flows from operating activities:
   Net income                                                 $   44,274    $   29,567    $   30,283
   Adjustments to reconcile net income to net cash
          provided by operations:
     Depreciation and amortization                                 6,586         7,033         5,196
     Provision for credit lease losses                             6,375         9,123         8,500
     Net origination of loans available for sale                      --            --        (4,702)
     Gain on sale of loans                                            --           (21)          (11)
     (Benefit) provision for deferred income taxes                (2,092)        1,060        (1,946)
     Net recovery on other real estate owned                          --          (118)           87
     Net amortization of discounts and premiums for
       securities and bankers' acceptances                        (6,108)       (3,412)       (4,449)
     Net change in deferred loan origination fees and costs          165           346           570
     Increase in accrued interest receivable                      (2,715)       (1,037)       (4,790)
     (Decrease) increase in accrued interest payable                (268)         (131)           52
     Net loss (gain) on sales and calls of securities                287          (214)          395
     (Decrease) Increase in income taxes payable                  (1,758)        5,804        (1,478)
     Other operating activities                                  (20,861)        8,915           488
                                                              ---------------------------------------
     Net cash provided by operating activities                    23,885        56,915        28,195
                                                              ---------------------------------------
Cash flows from investing activities:
   Purchase of common stock of First Valley
     Bank and Citizens State Bank (Note 19)                           --            --       (42,270)
   Proceeds from sales, calls, and maturities of securities      243,755       227,464       236,319
   Purchase of securities (Note 2)                              (128,161)     (276,619)      359,036)
   Proceeds from sale or maturity of bankers' acceptances
     and commercial paper                                         49,995        63,358       170,415
   Purchase of bankers' acceptances and commercial paper         (29,805)      (34,452)      155,084)
   Net increase in loans made to customers                      (406,033)     (276,803)      126,207)
   Disposition of property from defaulted loans                       --           264         1,799
   Purchase of tax credit investment                              (6,933)       (3,688)           --
   Purchase of investment in premises and equipment              (10,409)       (6,841)       (7,150)
                                                              ---------------------------------------
     Net cash used in investing activities                      (287,591)     (307,317)      281,214)
                                                              ---------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                      110,505       242,123       212,404
   Net increase (decrease) in borrowings
     with maturities of 90 days or less                           52,711         6,503       (14,167)
   Cash received in connection with branch acquisition                --            --        24,694
   Net increase in other borrowings                               53,848         4,900            --
   Proceeds from issuance of common stock (Note 9)                 2,129         4,919         2,825
   Payments to retire common stock (Note 9)                       (2,055)       (3,791)       (5,422)
   Dividends paid                                                (17,595)      (12,907)       (9,668)
                                                              ---------------------------------------
     Net cash provided by financing activities                   199,543       241,747       210,666
                                                              ---------------------------------------
Net decrease in cash and cash equivalents                        (64,163)       (8,655)      (42,353)
Cash and cash equivalents at beginning of period                 185,663       194,318       197,426
Cash and cash equivalents acquired in acquisitions                    --            --        39,245
                                                              ---------------------------------------
Cash and cash equivalents at end of period                    $  121,500    $  185,663    $  194,318
                                                              =======================================
Supplemental disclosure:
   Interest paid during the year                              $   67,588    $   68,020    $   61,528
   Income taxes paid during the year                          $   23,234    $   15,505    $   16,269
   Non-cash additions to other real estate owned (Note 1)     $       --    $      236    $      220
   Transfer from retained earnings to common stock
     due to stock dividends                                   $       --    $       --    $    9,000

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Capital Bancorp (the "Company") is a bank holding company organized under the laws of California. The Company is the surviving corporation resulting from the merger on December 30, 1998 of Santa Barbara Bancorp ("SBB") and the former Pacific Capital Bancorp ("PCB"). The merger was accounted for as a pooling of interests. Accordingly, all historical financial information has been restated as if the merger had been in effect for all periods presented. To recognize its newly expanded market areas, the Company assumed the name Pacific Capital Bancorp.

Nature of Operations

Through its two principal subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The banks offer safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. In addition to the services provided at both banks, FNB offers Small Business Administration guaranteed loans to its customers and SBB&T provides escrow services to its customers. A wide range of wealth management services are offered through the Trust and Investment Services divisions of SBBT and FNB. The offices of SBB&T are located in Santa Barbara County and in western Ventura County. Offices of FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County and San Benito County are maintained under the name South Valley National Bank, an affiliate of FNB.

The Company's third subsidiary is Pacific Capital Commercial Mortgage Company (formerly called "Sanbarco Mortgage Company"). Its primary business activities are directed to brokering commercial real estate loans and servicing those loans for a fee. While these activities are not material in relation to the consolidated financial position or results, they were organized into a separate company to limit possible risk exposure to the banks.

A fourth subsidiary, Pacific Capital Services Corporation, is inactive.

Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries are in accordance with generally accepted accounting principles ("GAAP") in the United States and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated.

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

Securities

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. These securities are classified either as held-to-maturity or available-for-sale. This classification is made at the time of purchase. Only those securities that the Company both intends and is able to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. The Company purchases no securities specifically for later resale at a gain and therefore holds no securities that should be classified as trading securities.

The Company's securities that are classified as held-to-maturity are carried at "amortized historical cost". This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost and accretion of the discount increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security and amortization of the premium reduces the yield for the security below the coupon rate. Discounts are accreted and premiums are amortized over the period to maturity of the related securities, or to earlier call dates, if appropriate. There is no recognition of unrealized gains or losses for these securities.

The interest income from securities that are classified as available-for-sale is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. Changes in the fair value of these securities are not recognized as a gain or loss in the Company's statements of income, but are instead reported net of the tax effect on the consolidated balance sheets as a separate component of equity captioned "Accumulated other comprehensive income." The changes in fair value are included as elements of comprehensive income in the consolidated statements of comprehensive income.

Loans and Interest and Fees from Loans

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

Nonaccrual Loans: When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally speaking, loans are placed in a nonaccrual status, i.e., the Company stops accruing or recognizing interest income on the loan, when the loan has become delinquent by more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well secured by collateral and collection efforts are being actively pursued. Such loans are categorized as nonperforming loans.

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

Impaired Loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that of a nonaccrual loan, most impaired loans will be classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are presently both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Under generally accepted accounting principles, the term "impaired" only applies to certain types or classes of loans and therefore, there are some nonaccrual loans which are not categorized as impaired.

Allowance for Credit Losses

If a borrower's financial condition becomes such that he or she is not able to fully repay a loan or lease obligation extended by the Company, a loss to the Company has occurred. When the Company has determined that such a loss has occurred, the principal amount of the loan, or a portion thereof, is charged-off against an established allowance so that the value of the Company's assets are not overstated by retaining an uncollectible loan at its outstanding balance. However, because loan officers cannot be in daily contact with each borrower, the Company almost never knows exactly when such a loss might have occurred. Therefore, in order to fairly state the value of the loan and leasing portfolios, it is necessary to make an estimate of the amount of loss inherent but unrecognized in these credit portfolios prior to the realization of such losses through charge-off.

Generally accepted accounting principles, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. The allowance is increased by the provision for credit losses which is a charge to income in the current period. The allowance is decreased by the charge-off of loans net of any recoveries of loans previously charged-off.

The allowance for credit losses consists of several components. The first is that portion of the allowance specifically allocated to those loans that are categorized as impaired under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The remaining components include a statistically allocated portion, a specifically allocated portion, and an unallocated portion. These components are reported together in the allowance for credit loss in the accompanying consolidated balance sheets and in Note 4. Each of these components of the allowance for credit losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions against earnings in the periods in which they become known.

Component for Impaired Loans: Under GAAP, the Company is permitted to determine the valuation allowance for impaired loans on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance for impaired loans on a loan-by-loan basis.

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

Historical Loss Component: The statistical component of the allowance is intended to provide for losses that occur in large groups of smaller balance loans, the individual credit quality of which is impracticable to review at each period end. The amount of this component is determined by applying loss estimation factors to outstanding loans and leases. The loss factors are based primarily on the Company's historical loss experience. Because historical loss experience differs for the various categories of credits, the loss estimation factors applied to each category also differ.

Component for Specific Credits: There are a number of credits for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will increase the allocation to an amount adequate to absorb the probable loss that will be incurred. The specific component is made up of the sum of these specific allocations.

Unallocated Component: The unallocated component of the allowance for credit losses is intended to absorb losses that may not be covered by the other components. For example, the historical loss estimation factors used for statistical allocation may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers or to specific industry conditions that affect borrowers in that industry. Additionally, the factors may not give sufficient weight to current trends in credit quality and collateral values and the duration of the current business cycle. Lastly, the factors are not derived in a manner that considers loan volumes and concentrations and seasoning of the loan portfolio.

Complete information on the financial condition of the borrower and the current disposal value of any collateral is not generally available at the time an estimation of the loss must be made. This introduces significant uncertainty in the estimation process used to determine the adequacy of specific allocations.

Income Taxes

The Company is required to use the accrual method of accounting for financial reporting purposes as well as for tax return purposes. However, there are still several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. Appropriate provisions have been made in the financial statements for deferred taxes in recognition of these temporary differences.

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

      Buildings and improvements  10-25 years
      Furniture and equipment       5-7 years
      Electronic equipment          3-5 years

Trust Fees

Fees for most trust services are based on the market value of customer assets, and an estimate of the fees is accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

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

Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. The number of options assumed to be exercised is computed using the "Treasury Stock Method." This method assumes that all options with an exercise price lower than the end-of-period stock price have been exercised and that the proceeds from the assumed exercise and the tax benefit received for the difference between the market price and the exercise price would be used for market repurchases of shares.

Upon implementation, SFAS 128 required the restatement of earnings per share for all prior periods presented in the Company's financial statements. A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 16.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are one-day transactions, with the Company's funds being returned to it the next day.

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

At December 31, 1999 and 1998, the Company held real estate properties that had been acquired through foreclosure, but the value of the property and the estimated disposal costs were so uncertain that no amount is reported on the balance sheet for that date.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") became effective January 1, 1996. Under the accounting method that had been in effect prior to the effective date of this statement, if options were granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense was recognized. SFAS 123 established a second accounting method for employee stock options under which issuers record compensation expense over the period they are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. In SFAS 123, the FASB has indicated its preference for the new method. However, the statement permits entities to retain the prior method. The Company believes that the prior method better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. Therefore, in adopting SFAS 123 on January 1, 1996, the Company chose to continue to account for its stock option plans in accordance with the prior method. SFAS 123 requires entities that elect to retain the prior method to present pro forma disclosures of net income and earnings per share as if the new method had been applied. The Company presents these disclosures in Note 16.

Derivative Financial Instruments

Interest rate swaps and interest rate caps and floors may be used to manage the Company's exposure to interest rate risks. These instruments are specifically allocated to the assets or liabilities being managed and are recorded in the financial statements at cost. Net interest income or expense, including premiums paid or received, is recognized over the effective period of the contract and reported as an adjustment to interest income or expense. The Company currently holds interest rate swaps with a notional amount of $34 million.

Goodwill

In connection with the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB") as described in Note 19, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is being amortized on the straight-line method over 15 years. Goodwill was also recognized as a result of the acquisition of several branches. The unamortized carrying amount of the goodwill recorded for each acquisition is periodically reviewed by Management in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on expected undiscounted cash flows from the net assets of the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. No such deduction in goodwill occurred as of December 31, 1999 and 1998.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Net income is one component of comprehensive income. The other components of comprehensive income are revenues, expenses, gains, and losses that impact the Company's capital accounts but are not recognized in net income under GAAP. Based on the Company's current activities, other components of comprehensive net income consist only of changes in the unrealized gains or losses on securities that are classified as available-for-sale.

The amounts of comprehensive income for the three years ended December 31, 1999, 1998 and 1997 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 1999, 1998 and 1997.

Segment Reporting

Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), adopts a new model for segment reporting, called the "management approach". The management approach is based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. For purposes of SFAS 131, Management has determined that the Company has seven reportable segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, Northern Region and All Other. The basis for this determination and the required disclosure is included in Note 20.

Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, which triggers specific accounting treatment based on the type of hedge that exists. A subsequent statement issued by the FASB requires that the Company adopt SFAS 133 no later than the first quarter of 2001, but may adopt earlier. The Company has not yet determined when it will adopt the statement. Because it does not now hold nor expect to hold in the foreseeable future a significant number of derivative instruments, Management does not anticipate that adoption will result in any material impact to the Company's financial position or results of operations.

Accounting for Business Combinations

The merger of SBB with PCB (Note 19) was accounted for as a pooling of interests. Under this method of accounting for a business combination, the assets and liabilities of the two parties were added together for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill recognized.

The acquisitions of FVB and CSB (Note 19) were accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition at their fair market value. Any difference between the net value of the assets and liabilities and the purchase price is recorded as goodwill. Goodwill is amortized against future earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to be comparable with classifications used in the 1999 financial statements.

2.    SECURITIES

A summary of securities owned by the Company at December 31, 1999 and 1998, is as follows:

                                                             December 31, 1999
                                          --------------------------------------------------------
   (in thousands)                                           Gross          Gross        Estimated
                                           Amortized      Unrealized     Unrealized       Fair
                                              Cost          Gains          Losses         Value
                                          --------------------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations                 $ 35,043       $    64      $    (40)      $ 35,067
   U.S. agency obligations                     12,502            --           (87)        12,415
   Mortgage-backed securities                     556             8            (1)           563
   State and municipal securities             105,163         6,235          (293)       111,105
                                          -------------------------------------------------------
                                              153,264         6,307          (421)       159,150
                                          -------------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                  121,701            49          (691)       121,059
   U.S. agency obligations                    177,985            --        (2,197)       175,788
   Collateralized mortgage obligations        172,333            21        (4,849)       167,505
   Asset-backed securities                     10,979             7          (114)        10,872
   State and municipal securities              44,901            42        (3,390)        41,553
   Equity securities                           11,649            --            --         11,649
                                          -------------------------------------------------------
                                              539,548           119       (11,241)       528,426
                                          -------------------------------------------------------
                                             $692,812       $ 6,426      $(11,662)      $687,576
                                          =======================================================

                                                            December 31, 1998
                                          -------------------------------------------------------
                                                           Gross           Gross        Estimated
                                           Amortized    Unrealized       Unrealized       Fair
                                             Cost          Gains           Losses         Value
                                          -------------------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations                 $ 57,872       $   946      $     --       $ 58,818
   U.S. agency obligations                     22,491           218            --         22,709
   Mortgage-backed securities                     715            22            (4)           733
   State and municipal securities             113,691        15,483           (42)       129,132
                                          -------------------------------------------------------
                                              194,769        16,669           (46)       211,392
                                          -------------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                  147,378         3,112            --        150,490
   U.S. agency obligations                    175,780         1,798           (85)       177,493
   Collateralized mortgage obligations        217,823         1,634          (302)       219,155
   Asset-backed securities                     13,849            45            --         13,894
   State and municipal securities              26,333           564           (19)        26,878
   Equity securities                            9,086            --            --          9,086
                                          -------------------------------------------------------
                                              590,249         7,153          (406)       596,996
                                          -------------------------------------------------------
                                             $785,018       $23,822      $   (452)      $808,388
                                          =======================================================

The amortized cost and estimated fair value of debt securities at December 31, 1999 and 1998, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 December 31, 1999                     December 31, 1998
                                         ----------------------------------    ----------------------------------
  (in thousands)                          Held-to-   Available-                 Held-to-   Available-
                                          Maturity    for-Sale     Total        Maturity   for-Sale      Total
                                         ----------------------------------    ----------------------------------
  Amortized cost:
   In one year or less                    $  59,920   $  92,661  $ 152,581      $  46,931  $ 128,259   $ 175,190
   After one year through five years         48,445     376,113    424,558         97,704    371,370     469,074
   After five years through ten years         7,080      24,277     31,357         10,973     62,809      73,782
   After ten years                           37,819      34,848     72,667         39,161     18,725      57,886
   Equity securities                             --      11,649     11,649             --      9,086       9,086
                                         ----------------------------------    ----------------------------------
                                          $ 153,264   $ 539,548  $ 692,812      $ 194,769  $ 590,249   $ 785,018
                                         ==================================    ==================================
  Estimated market value:
   In one year or less                       60,466      92,524    152,990         47,222    128,853     176,075
   After one year through five years         51,264     369,999    421,263        103,525    376,919     480,444
   After five years through ten years         7,778      22,889     30,667         13,664     63,236      76,900
   After ten years                           39,642      31,365     71,007         46,981     18,902      65,883
   Equity securities                             --      11,649     11,649             --      9,086       9,086
                                         ----------------------------------    ----------------------------------
                                          $ 159,150   $ 528,426  $ 687,576      $ 211,392  $ 596,996   $ 808,388
                                         ==================================    ==================================

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 1999 and 1998 are shown in the next table.

                        -------------------------------  ------------------------------- --------------------------------
                                     Gross      Gross                 Gross      Gross                 Gross     Gross
                         Proceeds    Gains      Losses    Proceeds    Gains     Losses     Proceeds    Gains    Losses
                        -------------------------------------------------------------------------------------------------
   Held-to-maturity:
     Sales                $     --     $ --      $  --      $ 7,490     $   8     $  --     $   7,734    $ --      $  (1)
     Calls                $  6,662     $ --      $  --      $ 1,670     $   2     $ (20)    $   2,418    $ --      $  --
   Available-for-sale:
     Sales                $ 19,674     $ --      $(286)     $61,450     $ 349     $(144)    $ 117,003    $ 54      $(471)
     Calls                $ 63,340     $ --      $  --      $51,149     $  12     $  --     $  22,273    $ --      $  --

After a significant business combination, GAAP permits a company to reclassify held-to-maturity securities as available-for-sale securities at the time of purchase, if that action will maintain the holder's interest rate risk profile. The maturity characteristics of the FVB portfolio were such that when combined with the Company's portfolio, risks from changes in interest rates were not within the Company's acceptable risk parameters. Therefore, the Company reclassified some of its held-to-maturity securities to available-for-sale as a consequence of the FVB acquisition and subsequently sold them.

SBB&T and FNB are members of the Federal Reserve Bank. As a condition of membership, they are required to purchase Federal Reserve Bank ("FRB") stock. The amount of stock required to be held is based on their capital accounts. Subsequently, as the banks' capital has increased, they have been required to purchase additional shares. SBB&T also acquired the shares owned by Citizens State Bank in the transaction described in Note 19. SBB&T is a member of the Federal Home Loan Bank ("FHLB"), and purchased stock as required of members. The FRB and FHLB stock are reported as equity securities. Since the stock has no maturity, it is classified as available-for-sale, even though the Bank is required to hold the stock so long as it maintains its membership in these organizations.

Securities with a book value of approximately $557.5 million at December 31, 1999 and $255.0 million at December 31, 1998 were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3.    LOANS

The loan portfolio consists of the following:

(in thousands)                                           December 31
                                                     1999               1998
                                                --------------------------------
Real estate loans:
    Residential                                   $  484,562         $  368,306
    Non-residential                                  435,913            477,120
    Construction and development                     171,870            109,764
Commercial, industrial, and agricultural             577,407            362,262
Home equity lines                                     49,902             47,123
Consumer                                             148,051            123,730
Leases                                                93,322             78,627
Municipal tax-exempt obligations                      12,530              9,286
Other                                                  8,322              6,563
                                                --------------------------------
                                                  $1,981,879         $1,582,781
                                                ================================

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $4,781,000 for 1999 and $4,624,000 for 1998.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(in thousands)                                              December 31
                                                        1999             1998
                                                   -------------------------------
Loans identified as impaired                       $    9,496           $   3,286
Impaired loans for which a valuation
    allowance has been determined                  $    8,221           $   1,574
Impaired loans for which no valuation
    allowance has been determined                  $    1,275           $   1,712
Amount of valuation allowance                      $    3,726           $      98


                                                       Year Ended December 31
                                                        1999             1998
                                                   -------------------------------
Average amount of recorded investment
    in impaired loans for the year                 $    8,654           $   5,229
Interest recognized during the year for
    loans identified as impaired at year-end       $       --           $      --
Interest received in cash during the year for
    loans identified as impaired at year-end       $    1,293           $     132

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, no valuation allowance has been determined for the loans totaling $1.3 million at December 31, 1999 for which market value exceeds the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit loss reported in the balance sheets for December 31, 1999 and 1998 and in Note 4.

Refund Anticipation Loans

The Company offers tax refund anticipation loans ("RALs") to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, processing costs represent the major cost of the loan. This contrasts to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service that varies by the amount of funds advanced based on the increased credit rather than the length of time that the loan is outstanding. Nonetheless, because a loan document is signed by the customer, the Company is required to report the fees as interest income. These fees totaled $8,081,000 for 1999, $6,818,000 for 1998, and $7,422,000 for 1997.
The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 1999 or 1998.

4.    ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)                                                Year Ended December 31
                                                         1999           1998            1997
                                                    ------------------------------------------
Balance, beginning of year                             $29,296        $25,414         $20,244
Tax refund anticipation loans:
    Provision for credit losses                          2,816          4,941           4,649
    Recoveries on loans previously charged-off           2,857          2,288           1,524
    Loans charged-off                                   (5,518)        (7,221)         (5,946)
All other loans:
    Allowance for credit loss recorded in
       acquisition transaction                              --             --             794
    Provision for credit losses                          3,527          4,182           3,851
    Recoveries on loans previously charged-off           2,467          3,719           3,900
    Loans charged-off                                   (6,759)        (4,027)         (3,602)
                                                    ------------------------------------------
Balance, end of year                                   $28,686        $29,296         $25,414
                                                    ==========================================

The ratio of losses to total loans for the RALs is higher than for other loans. For RALs, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

5.    CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves with the Federal Reserve Bank ("FRB") on transaction deposits. Amounts vary each day as the FRB permits banks to meet this requirement by maintaining the specified amount as an average balance over a two week period. In addition, the banks must maintain sufficient balances at the FRB to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks. The average daily cash reserve balances maintained by SBB&T and FNB at the FRB totaled approximately $3.3 million in 1999 and $1.1 million in 1998.

6.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(in thousands)                                      December 31
                                               1999             1998
                                           ----------------------------
Land                                          $ 5,025          $ 5,025
Buildings and improvements                     19,674           19,147
Leasehold improvements                         12,196            9,150
Furniture and equipment                        39,190           35,594
                                           ----------------------------
   Total cost                                  76,085           68,916
Accumulated depreciation
   and amortization                           (40,910)         (39,000)
                                           ----------------------------
Net book value                                $35,175          $29,916
                                           ============================

Depreciation and amortization on fixed assets included in other operating expenses totaled $5,150,000 in 1999, $5,848,000 in 1998, and $4,459,000 in 1997.

7.    DEPOSITS

Deposits and the related interest expense consist of the following:

                                                                         Interest Expense for the
(in thousands)                          Balance as of December 31         Year Ended December 31
                                           1999           1998           1999       1998        1997
                                     -----------------------------------------------------------------
Noninterest bearing deposits            $  546,193     $  498,266       $    --    $    --    $    --
Interest bearing deposits:
   NOW accounts                            314,910        298,352         2,029      3,091      2,667
   Money market deposit accounts           577,676        568,010        17,722     18,804     18,596
   Other savings deposits                  191,741        215,330         3,792      5,156      4,533
   Time certificates of $100,000
     or more                               404,735        323,676        17,274     21,731     12,298
   Other time deposits                     404,926        426,042        20,483     15,988     18,488
                                     -----------------------------    --------------------------------
                                        $2,440,181     $2,329,676       $61,300    $64,770    $56,582
                                     =============================    ================================

8.    INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:

(in thousands)                                              Year Ended December 31
                                                      1999            1998            1997
                                                  -------------------------------------------
Federal:
  Current                                           $ 18,350        $ 15,930        $ 13,380
   Deferred                                           (1,842)         (2,466)         (2,134)
                                                  -------------------------------------------
                                                      16,508          13,464          11,246
                                                  -------------------------------------------
State:
   Current                                             8,109           5,837           5,673
   Deferred                                             (250)           (326)           (631)
                                                  -------------------------------------------
                                                       7,859           5,511           5,042
                                                  -------------------------------------------
Total tax provision                                  $24,367          18,975          16,288
                                                  ===========================================

Reduction in taxes payable associated with
   exercises of stock options                       $ (3,611)       $ (4,934)       $ (3,694)

The total current provision for income taxes includes provisions (credits) of ($120,000), ($90,000) and $166,000 for net securities gains and losses realized in 1999, 1998, and 1997, respectively.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

                                                                    Year Ended December 31
                                                               1999          1998          1997
                                                           --------------------------------------
Tax provision at Federal statutory rate                         35.0%         35.0%         35.0%
Interest on securities exempt from Federal taxation             (5.2)         (7.5)         (6.9)
State income taxes, net of Federal income tax benefit            8.9           8.1           6.9
ESOP dividends deductible as an expense for tax purposes        (0.7)         (0.8)         (0.7)
Goodwill amortization                                            0.9           1.3           0.7
Merger related costs                                              --           3.5            --
Other, net                                                      (3.4)         (0.5)           --
                                                           --------------------------------------
Actual tax provision                                            35.5%         39.1%         35.0%
                                                           ======================================

As disclosed in the following table, deferred tax assets as of December 31, 1999 and 1998, totaled $21,758,000 and $11,741,000, respectively. These amounts are included within other assets on the balance sheet. The deferred tax provision or benefit disclosed in the first table of this note is equal to the sum of the changes in the tax effects of the temporary differences. The changes in the tax effects for the principal temporary differences for the years ending December 31, 1999 and 1998 are also disclosed in the following table.

                                                        Tax                      Tax
(in thousands)                           Components    Effect     Components    Effect   Components
                                            1999        1999        1998         1998       1997
                                         ------------------------------------------------------------
Deferred tax assets:
   Allowance for credit losses               $11,717      $ (325)     $12,042     $1,935     $10,107
   State taxes                                 2,236         983        1,253       (535)      1,788
   Loan fees                                     509         202          307       (326)        633
   Depreciation                                1,006         434          572        379         193
   Postretirement benefits                       745         (35)         780         98         682
   Other real estate owned                        25         (17)          42         25          17
   Nonaccrual interest                           354           2          352       (279)        631
   Accretion on securities                        77         230         (153)        58        (211)
   Accrued salary continuation plan            1,820         (84)       1,904      1,904          --
   Change in control payments                  1,099        (140)       1,239      1,239          --
   Other                                         256        (402)         658        158         500
                                         ------------------------------------------------------------
                                              19,844         848       18,996      4,656      14,340
                                         ------------------------------------------------------------
Deferred tax liabilities:
   Loan costs                                  1,506         244        1,262        393         869
   Federal effect of state tax asset           1,104         (88)       1,192        602         590
   Other                                         150      (1,400)       1,550      1,084         466
                                         ------------------------------------------------------------
     Total deferred tax liabilities            2,760      (1,244)       4,004      2,079       1,925
                                         ------------------------------------------------------------
Net deferred tax asset
     before unrealized gains and
     losses on securities                     17,084       2,092       14,992      2,577      12,415
   Unrealized (gains) and losses
     on securities                             4,675                   (3,251)                (1,302)
                                         ------------------------------------------------------------
Net deferred tax asset                       $21,759      $2,092      $11,741     $2,577     $11,113
                                         ============================================================

As mentioned in Note 1, the net unrealized gain or loss on securities that are available for sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss and a deferred tax liability if there is a net unrealized gain. However, because changes in the unrealized gains or losses are not recognized either in net income or in taxable income, they do not represent temporary differences. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, and there is no entry in the columns labeled "Tax Effect" in the table above for the change.

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

9.    SHAREHOLDERS' EQUITY

The Company's stock option plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. Subsequent to the merger of SBB with PCB, the Company initially had seven stock option plans, four that had been established at SBB and three that had been established at PCB. During 1999, the three PCB plans were merged into the SBB plans.

The first of the remaining plans is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of these plans, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever is later. In 1998, the Board of Directors of the Company eliminated this provision.

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

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $6,747,000, $2,602,000, and $4,282,000 were surrendered in the years ended December 31, 1999, 1998, and 1997, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

The following table presents information relating to all of the stock option plans as of December 31, 1999, 1998, and 1997 (adjusted for stock splits and stock dividends).

                                                                             Per Share
                                               Options                     Price Ranges
                                             -------------               ------------------
1999
Granted                                           548,656                 $22.81 to $33.55
Exercised                                         648,756                  $5.17 to $28.71
Cancelled and expired                               2,317                  $8.48 to $28.71
Outstanding at end of year                      1,512,997                  $5.17 to $33.55
Range of expiration dates                  4/20/00 to 8/23/09
Exercisable at end of year                        751,913                  $5.17 to $28.71
Shares available for future grant                 101,270

1998
Granted                                           124,476                 $23.44 to $28.71
Exercised                                         998,709                  $5.17 to $23.44
Cancelled and expired                              38,909                  $6.33 to $28.00
Outstanding at end of year                      1,615,414                  $5.17 to $28.71
Exercisable at end of year                      1,098,243                  $5.17 to $28.25

1997
Granted                                           879,209                 $13.88 to $23.44
Exercised                                         590,769                  $4.61 to $18.25
Cancelled and expired                              58,393                  $4.61 to $20.66
Outstanding at end of year                      2,528,556                  $5.17 to $23.44
Exercisable at end of year                      1,585,090                  $5.17 to $18.25

10.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Company also purchased Federal funds from correspondent banks. The following information is presented concerning these transactions:

(dollars in thousands)                Repurchase Agreements                   Federal Funds Purchased
                                     Year Ended December 31                   Year Ended December 31
                                  1999        1998          1997           1999         1998        1997
                              -------------------------------------------------------------------------------
Weighted average interest
   rate at year-end                  5.27%       3.75%        4.57%           5.50%        4.50%       6.25%
Weighted average interest
   rate for the year                 4.66%       4.44%        4.54%           4.94%        5.22%       5.29%
Average outstanding
   for the year                    $29,214     $13,884      $22,659         $ 8,091      $ 9,236     $ 9,149
Maximum outstanding
   at any month-end
   during the year                 $61,085     $18,772      $32,216         $35,100      $16,400     $21,485
Amount outstanding
   at end of year                  $45,407     $17,996      $14,813         $35,100      $ 9,800     $ 6,480

Interest expense                   $ 1,361     $   616      $ 1,028         $   400      $   482     $   484

11.   LONG-TERM DEBT AND OTHER BORROWINGS

As part of the Company's asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 1999, total outstanding balances to the FHLB were $85,000,000. The scheduled maturities of the advances are $6,000,000 in 1 year or less, $16,400,000 in 1 to 3 years, and $62,600,000 in more than 3 year.

Also included in other  borrowings are  $13,801,000  million of Treasury Tax and
Loan  demand  notes  issued  to  the  U.S.  Treasury  and  miscellaneous   other
borrowings.

During the course of 1999 and 1998, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

12.   OTHER OPERATING INCOME AND EXPENSE

Significant items included in amounts reported in the Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997 for other service charges, commissions, and fees are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers to facilitate earlier receipt of their refund.

(in thousands)                                                         December 31,
                                                         1999             1998             1997
                                                     ----------------------------------------------
Noninterest income
    Merchant credit card processing                      $ 5,898          $ 3,952          $ 3,200
    Trust fees                                           $13,095          $11,676          $10,089
    Refund transfer fees                                 $ 6,591          $ 4,821          $ 2,943


Noninterest expense
    Marketing                                            $ 2,966          $ 3,028          $ 2,990
    Consultants                                          $10,227          $ 7,575          $ 3,364
    Merchant credit card clearing fees                   $ 4,396          $ 2,878          $ 2,116

The table above also discloses the largest items included in other operating expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects. An increase in consulting expense occurred in 1998 compared to 1997 because of the merger with PCB and in 1999 compared with 1998 because of the Company's Y2K effort and the data system conversion for the merger.

13.   EMPLOYEE BENEFIT PLANS

At the time of the merger, both SBB and PCB had an Employee Stock Ownership Plan ("ESOP") and each also had a second profit-sharing plan. The plans were combined during 1999 with the PCB plans .

The remaining ESOP was initiated in January 1985. As of December 31, 1999 the ESOP held 1,564,000 shares at an average cost of $8.12 per share.

The remaining profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 1999, 1998, and 1997, the employer's matching contributions were $1,272,000, $1,036,000, and $856,000, respectively. The other component is the Incentive & Investment Plan. It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

The Company's practice has been to make total contributions to the employee benefit plans equal to the smaller of (1) 10% of pre-tax profits prior to this employer contribution, or (2) the amount deductible in the Company's current year tax return. Deductions for contributions to qualified plans are limited to 15% of eligible compensation. In each of the last three years, the deductible amount was the limiting factor for the contribution. After providing for the Company's contribution to the Retiree Health Plan discussed in Note 15 and the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan.

Total contributions by the Company to the above profit sharing plans were $2,879,000 in 1999, $2,789,000 in 1998, and $3,269,000 in 1997. Aside from the employer's matching contribution to the Salary Saving Plan, the contributions went to the ESOP in 1999, 1998 and 1997.

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

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                      As of December 31, 1999         As of December 31, 1998
                                       Carrying          Fair          Carrying         Fair
(in thousands)                          Amount          Value           Amount         Value
                                    -------------------------------------------------------------
Financial assets:
   Cash and due from banks            $  121,500     $  121,500        $  114,206     $  114,206
   Federal funds sold                         --             --            69,890         69,890
   Money market funds                         --             --             1,567          1,567
   Securities available-for-sale         528,426        528,426           596,996        596,996
   Securities held-to-maturity           153,264        159,150           194,769        211,392
   Bankers' acceptances and
     commercial paper                         --             --            19,888         19,924
   Net loans                           1,953,193      1,910,594         1,553,485      1,558,344
     Total financial assets           $2,756,383     $2,719,670        $2,550,801     $2,572,319
Financial liabilities:
   Deposits                           $2,440,181     $2,419,457        $2,329,676     $2,333,224
   Repurchase agreements,
     Federal funds purchased,
     and other borrowings                179,308        178,147            72,749         73,680
     Total financial liabilities      $2,619,489     $2,597,604        $2,402,425     $2,406,904
Unrecognized financial
     instruments:
   Interest rate swap contracts       $       --     $      321        $       --     $       --
   Standby letters of credit          $       --     $   20,811        $       --     $   21,782

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

The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, the accumulated postretirement benefit obligation ("APBO"), is the actuarial net present value of the obligation for 1) fully eligible plan participants' expected postretirement benefits and 2) the portion of the expected postretirement benefit obligation earned to date by current employees.

This obligation must be re-measured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2)
the average age of the employees working for the Company; 3) increases in expected health care costs; and 4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO, the reconciliation of beginning and ending balances of the fair value of the plan assets, and the funding status of the Plan as of December 31, 1999, 1998, and 1997:

(in thousands)                                           Year Ended December 31
                                                 1999             1998              1997
                                              ----------------------------------------------
Benefit obligation, beginning of year            $(4,170)        $ (3,666)         $ (3,153)
    Service cost                                    (315)            (274)             (188)
    Interest cost                                   (270)            (253)             (223)
    Actuarial (losses) gains                         111              (28)             (159)
    Benefits paid                                     60               51                57
                                              ----------------------------------------------
Benefit obligation, end of year                   (4,584)          (4,170)           (3,666)
                                              ----------------------------------------------

Fair value of Plan assets, beginning of year       4,486            4,081             3,208
    Actual return on Plan assets                   2,305              265               895
    Employer contribution                             --              191                35
    Benefits paid                                    (60)             (51)              (57)
                                              ----------------------------------------------
Fair value of Plan assets, end of year             6,731            4,486             4,081
                                              ----------------------------------------------

Funded Status                                      2,147              316               415
Unrecognized net actuarial gain                   (2,867)            (771)             (848)
Unrecognized prior service cost                        1                2                 4
                                              ----------------------------------------------
Accrued benefit cost                             $  (719)        $   (453)         $   (429)
                                              ==============================================

Costs of $623,000 for December 31, 1999 and $453,000 for December 31, 1998 are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income, is made up of several components as shown in the next table.

(in thousands)                               Year Ended December 31
                                         1999           1998          1997
                                     ---------------------------------------
Service cost                         $    315       $    274      $    188
Interest cost                             270            253           223
Return on assets                         (296)          (279)         (205)
Amortization cost                         (24)           (34)            1
                                     ---------------------------------------
Net periodic postretirement cost     $    265       $    214      $    207
                                     =======================================

The first component is service cost, which is the net present value of the portion of the expected postretirement benefit obligation for active plan participants attributed to service for the year. The second is interest cost, which is the increase in the APBO that results from the passage of another year. That is, because the benefit obligation for each employee is one year closer to being paid, the net present value increases. The third component, return on assets, is the income earned on any investments that have been set aside to fund the benefits. This return is an offset to the first two components.

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

At the adoption of the Plan, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

                                                     December 31
                                         1999            1998             1997
                                      -------------------------------------------
Discount rate                             7.71%           6.60%            7.04%
Expected return on plan assets            7.00%           7.00%            7.00%
Health care inflation rate                5.00%           5.00%            5.00%

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

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 1999 and December 31, 1998, the Company had unamortized or unrecognized gains of $2,867,000 and $771,000, respectively. These amounts are reported in the first table of this note.

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

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. As of December 31, 1999, the VEBA was overfunded by $2,635,000. The APBO related to the key employees of $488,000 is totally unfunded.

16.   EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note 9.

Under the method of accounting for stock options implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the market value of the stock at the time of the grant.

                                                                        Basic             Diluted
(amounts in thousands other than per share amounts)                   Earnings            Earnings
                                                                      Per Share           Per Share
                                                                     ------------        -----------
For the Year Ended December 31, 1999
      Numerator--net income                                             $44,274            $44,274
      Denominator--weighted average shares outstanding                   24,417             24,417
      Plus: net shares issued in assumed stock options exercises                               373
      Diluted denominator                                                                   24,790
      Earnings per share                                                  $1.81              $1.79

For the Year Ended December 31, 1998
      Numerator--net income                                             $29,567            $29,567
      Denominator--weighted average shares outstanding                   23,886             23,886
      Plus: net shares issued in assumed stock options exercises                               561
      Diluted denominator                                                                   24,447
      Earnings per share                                                  $1.24              $1.21

For the Year Ended December 31, 1997
      Numerator--net income                                             $30,283            $30,283
      Denominator--weighted average shares outstanding                   23,510             23,510
      Plus: net shares issued in assumed stock options exercises                               678
      Diluted denominator                                                                   24,188
      Earnings per share                                                  $1.29              $1.25

Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

(in thousands)                                  Year Ended December 31
                                          1999             1998            1997
                                      --------------------------------------------
Salary expense:
      As reported                        $43,400          $40,178         $34,334
      Pro forma                          $44,781          $41,314         $35,765
Net income:
      As reported                        $44,274          $29,567         $30,283
      Pro forma                          $43,474          $28,909         $29,449
Earnings per share:
      As reported                        $  1.79          $  1.21         $  1.25
      Pro forma                          $  1.75          $  1.18         $  1.22

      Diluted average shares              24,790           24,447          24,189

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 1999 and 1998. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of adequately capitalized and the minimum amounts and ratios required to meet the regulatory standards of "well capitalized".

For the Company, Tier I capital consists of common stock, surplus, and retained earnings. Tier II capital includes the components of Tier I plus a portion of the allowance for credit losses. Risk-weighted assets are computed by applying a weighting factor from 0% to 100% to the carrying amount of the assets as reported in the balance sheet and to a portion of off-balance sheet items such as loan commitments and letters of credit. The definitions and weighting factors are all contained in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1999, both the Company and each of the banks are well capitalized under the regulatory framework.

Pacific Capital Bancorp ("Bancorp") is the parent company and sole owner of the banks. However, there are legal limitations on the amount of dividends which may be paid by the banks to Bancorp. The dividends from SBB&T needed by Bancorp to pay for the acquisitions of FVB and CSB exceeded the amount allowable without the prior approval of the California Department of Financial Institutions
("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1999 and 1998, it also approved other dividends from SBB&T to Bancorp to fund quarterly cash dividends to Bancorp shareholders and for other incidental purposes.

(dollars in thousands)               Pacific Capital          Minimums for
                                         Bancorp            Capital Adequacy        Minimums to be
                                          Actual                Purposes           Well-Capitalized
                                  ----------------------- ---------------------  ---------------------
                                     Amount      Ratio      Amount     Ratio       Amount     Ratio
                                  ----------------------- ---------------------  ---------------------
As of December 31, 1999
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)       $  251,119    11.8%     $170,952     8.0%     $ 213,690    10.0%
   Tier I Capital
     (to Risk Weighted Assets)       $  224,383    10.5%     $ 85,476     4.0%     $ 128,214     6.0%
   Tier I Capital
     (to Average Tangible Assets)    $  224,383     7.9%     $113,256     4.0%     $ 141,570     5.0%

   Risk Weighted Assets              $2,136,901
   Average Tangible Assets           $2,831,396

As of December 31, 1998
   Total Tier I & Tier II Capital
     (to Risk Weighted Assets)       $  215,242    11.7%     $147,143     8.0%     $ 183,929    10.0%
   Tier I Capital
     (to Risk Weighted Assets)       $  192,434    10.5%     $ 73,571     4.0%     $ 110,357     6.0%
   Tier I Capital
     (to Average Tangible Assets)    $  192,434     7.4%     $103,510     4.0%     $ 129,388     5.0%

   Risk Weighted Assets              $1,839,286
   Average Tangible Assets           $2,587,755

18.   COMMITMENTS AND CONTINGENCIES

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 1999, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.

(in thousands)                       Year Ended December 31                  There-
                         2000       2001       2002       2003     2004       after       Total
                        --------------------------------------------------  ----------  ----------
Non-cancellable
   lease expense         $5,826     $5,173     $4,265     $4,019   $3,787     $12,947     $36,017

Total net rentals for premises included in other operating expenses are $5,068,000 in 1999, $4,021,000 in 1998, and $3,444,000 in 1997.

The Company leased space from a partnership in which a director has an interest. In February 1999, the property was destroyed in a fire. The Company is in the process of renegotiating a lease for this property.

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

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company's base lending rate which varies with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 1999 and 1998, the contractual notional amounts of these instruments are as follows:

(in thousands)                               December 31
                                         1999               1998
                                   --------------------------------
Commitments to extend credit
     Commercial                        $369,695           $389,408
     Consumer                           $70,744            $63,039
Standby letters of credit               $20,811            $21,782


Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

With the exception of the RAL program mentioned in Note 3, the Company has concentrated its lending activity primarily with customers in the market areas served by the branches of its subsidiary banks. The merger has introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate; the nature of this collateral, however, is quite varied: 1-4 family residential, multifamily residential, and commercial buildings of various kinds. As the economy along the central coast shows vitality, the underlying value of real estate continues to improve. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss.

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

The transaction was accounted for as a pooling-of-interest, and accordingly, the accompanying consolidated financial statements for 1997 have been restated to include the accounts of Pacific Capital Bancorp for all periods presented. Total revenues and net income for the separate companies for the periods preceding the acquisition were as follows:

(in thousands)                                Year Ended December 31
                                               1998            1997
                                           -----------------------------
Interest income plus noninterest income
Santa Barbara Bancorp                         $ 164,532       $ 140,485
Former Pacific Capital                           64,742          56,560
                                           -----------------------------
  Total                                       $ 229,274       $ 197,045
                                           =============================

Net Income
Santa Barbara Bancorp                         $  24,379       $  20,136
Former Pacific Capital                            5,188          10,147
                                           -----------------------------
  Total                                       $  29,567       $  30,283
                                           =============================

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

Both acquisitions were accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair market value at the time of the acquisition. The excess of the purchase price over the net assets is recorded as goodwill. Goodwill amortized during the year ended December 31, 1999 relating to these transactions totaled approximately $1,185,000. The Company issued no stock in connection with these acquisitions. The following table shows estimated fair market value of the assets and liabilities of the two banks, the purchase price paid, and the resulting goodwill.

(in thousands)             FMV of           FMV of
                           Assets         Liabilities       Purchase         Goodwill
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

The following table presents an unaudited pro forma combined summary of operations of the Company, FVB, and CSB for the year ended December 31, 1997, as if the acquisitions had been effective January 1, 1997.

(dollars in thousands)                       Year Ended
                                             December 31,
                                                1997
                                             ------------
Interest income                                $174,337
Interest expense                                 63,119
                                             -----------
    Net interest income                         111,218
Provision for credit losses                       8,380
Noninterest income                               29,391
Noninterest expense                              86,261
                                             -----------
Income before provision for income taxes         45,968
Provision for income taxes                       16,618
                                             -----------
    Net income                                 $ 29,350
                                             ===========
Basic earnings per share                         $ 1.25
Weighted average shares assumed
    to be outstanding                            23,510

Diluted earnings per share                       $ 1.21
Weighted average shares assumed
    to be outstanding                            24,188

The information in the table above combines the historical results of the Company, FVB, and CSB after giving effect to the amortization of goodwill and exclusion of an estimated amount of earnings from the consideration paid to the shareholders of FVB and CSB using the average rate received during the year for Federal funds sold. No attempt has been made to eliminate the immaterial intercompany transactions which occurred, nor has an attempt been made to eliminate the duplicated administrative costs. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of FVB and CSB consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 16.

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisitions actually been transacted on January 1, 1997.

Prior to its merger with SBB, PCB had acquired several branch offices which resulted in the recording of goodwill. The amortization of goodwill relating to these transactions amounted to approximately $216,000 in the year ended December 31, 1999.

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

Factors Used to Identify Reportable Segments

The Company first uses geography as a factor in distinguishing three operating segments. The discrete market areas served by SBB&T and by FNB (including its affiliate SVNB) distinguish them as units for which performance must be viewed separately. The tax refund program serves customers throughout the United States, and the lack of a defined market area for this program distinguishes it from other banking activities.

SBB&T is further disaggregated into additional segments. The factors used for this disaggregaton relate to products and services resulting in segments for Wholesale Lending, Retail Lending, Branch Activities (deposits), and Fiduciary (trust services). This level of disaggregaton for SBB&T reflects its specific management structure in which loan and deposit products are handled by different organizational units. In contrast to this, FNB and its affiliate, SVNB, have an organizational structure that generally places both loan and deposit products in the individual branches.

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

Retail Lending: Business units in this segment do small business lending (including Small Business Administration guaranteed loans) and leasing, consumer installment loans, home equity lines, and 1-4 family residential mortgages.

Branch Activities: The business of this segment is primarily centered on deposit products, but also includes safe deposit box rentals, foreign exchange, electronic fund transfers, and other ancillary services to businesses and individuals.

Tax Refund Program:  The loan products provided in this segment are described in
Note 3. The other product, refund transfers, consists of receipt of tax refunds from the Internal Revenue Service on behalf of individual taxpayers and authorizing the local issuance of checks to the taxpayers so that they do not need a mailing address or to wait for the refund check to be mailed to them.

Fiduciary: This segment provides trust and investment services to its customers. The Trust and Investment Services Division may act as both custodian and manager of trust accounts as directed by the client. In addition to securities and other liquid assets, the division manages real estate held in trust. The division also sells third-party mutual funds and annuities to customers.

Northern Region: This segment derives its revenues from banking services provided by FNB and its affiliate SVNB. These include the same type of loan, deposit, and fiduciary products described for the first three segments described above. This segment also derives revenues from securities in FNB's securities portfolios.

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

The securities portfolios of each bank are used to provide liquidity to that bank and to earn income from funds received from depositors that are in excess of the amounts lent to borrowers. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and an opportunity cost for being unable to generate sufficient loans to make full use of the available funds.

From the standpoint of measuring the performance of the Northern Region, the loans and deposits of which are organizationally integrated, it is most appropriate to include the income from the FNB securities portfolios with the operating segment. Because the Northern Region is self-contained from a funding standpoint, within the segment as a whole, there are no credits or charges for funds.

Because in the SBB&T segments, the uses of funds and the provision of funds are in separate segments, there is no one operating unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Instead, each segment that uses funds through lending or investing is charged for its funds and the Branch Activities segment is credited for the funds it provides.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment's contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 8) which do not apply equally to all segments. In addition, if segments were measured by their net-of-tax contribution, they would be advantaged or disadvantaged by any enacted changes in tax rates even though such changes are not reflective of the performance of a segment.

Specific Segment Disclosure

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

 (in thousands)           Branch        Retail           Wholesale                      Northern      All
                         Activities    Lending      Lending       RAL      Fiduciary    Region       Other        Total
                        ----------------------------------------------------------------------------------------------------
 Year Ended
      December 31, 1999
 Revenues from
  external customers       $ 9,254      $ 54,483      $54,295   $ 14,673    $ 13,201    $ 71,686    $ 41,444      $ 259,036
 Intersegment revenues      75,656           216           --      1,988       2,420          --      14,137         94,417
                        ----------------------------------------------------------------------------------------------------
 Total revenues            $84,910      $ 54,699      $54,295   $ 16,661    $ 15,621    $ 71,686    $ 55,581      $ 353,453
                        ====================================================================================================

 Profit (Loss)             $20,761      $ 13,139      $18,765   $  9,391    $  6,538    $ 23,054    $(17,232)     $  74,416
 Interest income                73        53,307       53,403      8,081          --      65,543      37,011        217,418
 Interest expense           40,002           221            5         --       2,121      19,955       5,553         67,856
 Internal charge for funds     866        33,076       29,536        641          --          --      30,298         94,417
 Depreciation                1,432           143           93         87         131       1,112       2,152          5,150
 Total assets               29,478       708,698      647,104       (487)      1,668     910,466     582,355      2,879,282
 Capital expenditures           --            --           --         --          --       1,042       6,914          7,956

 Year Ended
      December 31, 1998
 Revenues from
   external customers      $10,813      $ 43,514      $46,899   $ 11,638    $  9,545    $ 66,346    $ 48,842      $ 237,597
 Intersegment revenues      73,384            54           --        991       2,477          --      11,107         88,013
                        ----------------------------------------------------------------------------------------------------
 Total revenues            $84,197      $ 43,568      $46,899   $ 12,629    $ 12,022    $ 66,346    $ 59,949      $ 325,610
                        ====================================================================================================

 Profit (Loss)             $15,855      $  9,262      $16,885   $  4,521    $  5,563    $ 20,662    $(18,469)     $  54,279
 Interest income                24        42,156       45,273      6,818          --      60,680      44,302        199,253
 Interest expense           42,453            58            4         --       2,247      20,593       2,758         68,113
 Internal charge for funds     725        25,841       23,936        625          --          --      36,886         88,013
 Depreciation                1,982           236          142         71         213       1,570       1,634          5,848
 Total assets               12,532       530,481      520,614       (324)      3,104     840,027     742,984      2,649,418
 Capital expenditures           --            --           --         --          --         744       6,093          6,837

 Year Ended
      December 31, 1997
 Revenues from
   external customers      $ 9,734      $ 34,107      $38,968   $ 10,299    $  8,158    $ 58,188    $ 44,430      $ 203,884
 Intersegment revenues      64,251           452           --        655       2,360          --      10,687         78,405
                        ----------------------------------------------------------------------------------------------------
 Total revenues            $73,985      $ 34,559      $38,968   $ 10,954    $ 10,518    $ 58,188    $ 55,117      $ 282,289
                        ====================================================================================================

 Profit (Loss)             $13,241      $  5,657      $12,353   $  3,444    $  4,716    $ 18,260    $ (5,930)     $  51,741
 Interest income                25        33,427       38,097      7,421          --      53,179      41,171        173,320
 Interest expense           36,793           452           --         --       2,970      17,385       2,990         60,590
 Internal charge for funds     609        20,572       21,830        559          --          --      34,835         78,405
 Depreciation                1,689           221           81         38         144       1,301         985          4,459
 Total assets               15,382       420,332      437,310       (324)      1,963     756,899     725,543      2,357,105
 Capital expenditures           --            --           --         --          --         853      13,402         14,255

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.

(in thousands)                                            Year Ended December 31
                                                     1999           1998          1997
                                                 ------------------------------------------
 Total revenues for reportable segments              $353,453       $325,610      $282,289
 Elimination of intersegment revenues                 (94,417)       (88,013)      (78,405)
 Elimination of taxable equivalent adjustment          (5,775)        (5,737)       (5,170)
                                                 ------------------------------------------
 Total consolidated revenues                         $253,261       $231,860      $198,714
                                                 ==========================================

 Total profit or loss for reportable segments        $ 74,416       $ 54,279      $ 51,741
 Elimination of taxable equivalent adjustment          (5,775)        (5,737)       (5,170)
                                                 ------------------------------------------
 Income before income taxes                          $ 68,641       $ 48,542      $ 46,571
                                                 ==========================================

For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases are reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

With respect to the disclosure of total assets for the individual segments, fixed assets used by the Northern Region segment are included in its asset totals. Fixed assets used by the other segments are all recorded as assets of the All Other segment. Depreciation expense of these assets is charged to the segment that uses them.

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

21.   SUBSEQUENT EVENT

On February 3, 2000, the Company signed a merger agreement with San Benito Bank of Hollister, California. The acquisition will be accounted for under the pooling-of-interest method of accounting for business combinations. Under the terms of the agreement, each outstanding share of San Benito Bank common stock will be converted into the right to receive 0.605 shares of Pacific Capital
Bancorp common stock. Based on the closing price of Pacific Capital Bancorp common stock on February 3, of $30 per share, the transaction is valued at $51.8 million. At December 31, 1999, San Benito Bank reported net income of $2.26 million and assets of $201 million. The transaction, which is subject to regulatory approval and the approval of the San Benito Bank shareholders, is expected to close during the second quarter of 2000.

22.   PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.

                                PACIFIC CAPITAL BANCORP
                                 (Parent Company Only)
                                 Balance Sheets
                                   (in thousands)
                                                              December 31
                                                          1999          1998
                                                      ---------------------------
Assets
Cash                                                      $    931      $  2,176
Investment in and advances to subsidiaries                 224,230       205,362
Loans, net                                                     394         2,966
Premises and equipment, net                                  4,150         3,507
Other assets                                                12,041        12,591
                                                      ---------------------------
    Total assets                                          $241,746      $226,602
                                                      ===========================
Liabilities
Dividends payable                                         $  4,420      $  4,358
Other liabilities                                            2,753         8,244
                                                      ---------------------------
    Total liabilities                                        7,173        12,602
                                                      ---------------------------
Equity
Common stock                                                 8,186         8,071
Surplus                                                     99,283        95,498
Unrealized gain on securities available-for-sale            (6,447)        3,496
Retained earnings                                          133,551       106,935
                                                      ---------------------------
    Total shareholders' equity                             234,573       214,000
                                                      ---------------------------
      Total liabilities and shareholders' equity          $241,746      $226,602
                                                      ===========================

                             PACIFIC CAPITAL BANCORP
                              (Parent Company Only)
                                Income Statements
                                   (in thousands)
                                                      Year Ended December 31
                                             1999              1998              1997
                                          -----------------------------------------------
Equity in earnings of subsidiaries:
    Undistributed                            $28,812           $18,914           $ 6,211
    Dividends                                 17,131            18,575            24,744
Interest income                                  123               181                43
Other income                                      87               601                --
Other operating expense                       (4,715)          (13,006)           (1,744)
Income tax benefit                             2,836             4,302             1,029
                                          -----------------------------------------------
    Net income                               $44,274           $29,567           $30,283
                                          ===============================================

                                        PACIFIC CAPITAL BANCORP
                                         (Parent Company Only)
                                        Statements of Cash Flows
                                             (in thousands)
                                                                        Year Ended December 31
                                                                 1999            1998            1997
                                                              -------------------------------------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
    Net income                                                   $44,274         $29,567         $30,283
    Adjustments to reconcile net income to net
         cash used in operations:
      Equity in undistributed net income
         of subsidiaries                                         (45,942)        (37,489)        (30,955)
      Increase in other assets                                       551          (7,739)         (4,409)
      Increase in other liabilities                               (1,883)          8,611           2,209
                                                              -------------------------------------------
      Net cash used in operating activities                       (3,000)         (7,050)         (2,872)
                                                              -------------------------------------------

Cash flows from investing activities:
    Net (increase) decrease in loans                               2,788          (2,238)            834
    Capital expenditures                                            (643)             --            (386)
    Capital contribution to subsidiary                                --              --            (125)
    Purchase of capital stock of First Valley
      Bank and Citizens State Bank                                    --              --         (42,270)
    Distributed earnings of subsidiaries                          17,131          18,575          57,066
                                                              -------------------------------------------
      Net cash provided by investing activities                   19,276          16,337          15,119
                                                              -------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                         2,129           8,094           2,779
    Payments to retire common stock                               (2,055)         (3,792)         (5,468)
    Dividends paid                                               (17,595)        (12,907)         (9,668)
                                                              -------------------------------------------
      Net cash used in financing activities                      (17,521)         (8,605)        (12,357)
                                                              -------------------------------------------

Net increase (decrease) in cash and cash equivalents              (1,245)            682            (110)
Cash and cash equivalents at beginning of period                   2,176           1,494           1,604
                                                              -------------------------------------------
Cash and cash equivalents at end of period                       $   931         $ 2,176         $ 1,494
                                                              ===========================================

Supplemental disclosures:
    Non-cash investing and financing activities:
    Transfer from retained earnings to common
      stock due to stock dividend                                $    --         $    --         $ 9,000


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          1999 Quarters                                      1998 Quarters
                         ------------------------------------------------   ------------------------------------------------
                            4th          3rd         2nd         1st           4th         3rd          2nd         1st
                         -----------  ----------  ----------- -----------   ----------- -----------  ----------  -----------
Interest income             $53,914     $51,374      $49,671    $ 56,684       $49,673     $47,478     $46,052      $50,436
Interest expense             18,263      17,113       16,210      16,270        17,227      17,543      16,761       16,582
Net interest income          35,651      34,261       33,461      40,414        32,446      29,935      29,291       33,854
Provision for
   credit losses              1,023         793          840       3,719         1,095       1,095         984        5,949
Noninterest income            9,293       8,770        9,284      14,271         8,362       8,700       8,785       12,374
Noninterest expense          28,110      27,399       27,355      27,525        35,872      24,018      23,036       23,156
Income before
   income taxes              15,811      14,839       14,550      23,441         3,841      13,522      14,056       17,123
Income taxes                  5,036       4,904        5,507       8,920         2,430       5,078       5,065        6,402
Net income                  $10,775     $ 9,935      $ 9,043    $ 14,521       $ 1,411     $ 8,444     $ 8,991      $10,721

Net earnings per share:
   Basic                      $0.43       $0.41        $0.37       $0.60         $0.06       $0.35       $0.38        $0.45
   Diluted                    $0.43       $0.40        $0.37       $0.59         $0.06       $0.34       $0.37        $0.44




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled "The Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held April 25, 2000 ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section titled "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section titled "Beneficial Ownership Chart" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section titled "Other Information" in the Company's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)1.             FINANCIAL STATEMENTS

                  The listing of financial statements required by this item is set forth in the index for Item 8 of this report.



(a)2              FINANCIAL STATEMENTS SCHEDULES

                  The listing of supplementary financial statement schedules required by this item is set forth in the index for Item 8 of this report.



(a)3.             EXHIBITS

                  The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 81 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the
                  Exhibit Index.



(b)               REPORTS ON FORM 8-K

                  One report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1999. The Company reported the adoption by the Board of Directors of a shareholder rights plan on Form 8-K filed with the Commission on December 17, 1999.



(c)               EXHIBITS

                  See exhibits listed in "Exhibit Index" on page 81 of this report.



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

Pacific Capital Bancorp

By /s/ David W. Spainhour    February 28, 2000
      David W. Spainhour     Date
      President
      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Donald M. Anderson Feb.28, 2000    /s/ David W. Spainhour  Feb. 28, 2000
Donald M. Anderson     Date            David W. Spainhour      Date
Chairman of the Board                  President
Director                               Director

/s/ William S. Thomas  Feb. 28, 2000   /s/ Donald Lafler       Feb. 28, 2000
William S. Thomas, Jr. Date            Donald Lafler           Date
Vice Chairman                          Executive Vice President
Chief Operating Officer                Chief Financial Officer

/s/ Edward E. Birch    Feb. 28, 2000   /s/ Richard M. Davis    Feb. 28, 2000
Edward E. Birch        Date            Richard M. Davis        Date
Director                               Director

/s/ Dale E. Hanst      Feb. 28, 2000   /s/ Harry B. Powell     Feb. 28, 2000
Dale E. Hanst          Date            Harry B. Powell         Date
Director                               Director

/s/ D. Vernon Horton   Feb. 28, 2000   /s/ Clayton C. Larson   Feb. 28, 2000
D. Vernon Horton       Date            Clayton C. Larson       Date
Vice Chairman                          Vice Chairman

/s/ William H. Pope    Feb. 28, 2000   /s/ Roger C. Knopf      Feb. 28, 2000
William H. Pope        Date            Roger C. Knopf          Date
Director                               Director

/s/ Kathy J. Odell     Feb. 28, 2000
Kathy J. Odell         Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Exhibit
Number   Description *
------   ------------

2. Agreement and Plan of Reorganization by and between Santa Barbara Bancorp and Pacific Capital Bancorp dated July 20, 1998.(1)

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

         10.1.3 Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 1998. (7)

         10.1.4 Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1998. (7)

         10.1.5 Santa Barbara Bank & Trust Key Employee Retiree Health Plan incorporated by reference to Exhibit 10.1.8 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for fiscal year ended December 31, 1993).

              10.1.5.1 First Amendment to Santa Barbara Bank &
                       Trust Key Employee Retiree Health Plan. (5)

              10.1.5.2 Second  Amendment to Santa Barbara Bank &
                       Trust Key Employee Retiree Health Plan. (5)

         10.1.6 Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) (incorporated by reference to Exhibit 10.1.9 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for the fiscal year ended December 31, 1993).

              10.1.6.1 First Amendment to Santa Barbara Bank & Trust
                       Retiree Health Plan (Non-Key Employees). (5)

              10.1.6.2 Second Amendment to Santa Barbara Bank &
                       Trust Retiree Health Plan (Non-Key Employees). (5)

         10.1.7   Trust Agreement of Santa Barbara Bank & Trust
                  Voluntary Beneficiary Association. (5)

              10.1.7.1 First Amendment to Trust Agreement of Santa
                       Barbara Bank & Trust Voluntary Beneficiary
                       Association. (4)

         10.1.8 Santa Barbara Bancorp 1996 Directors Stock Option Plan, as amended March 24, 1998. (7)

              10.1.8.1 Santa Barbara Bancorp 1996 Directors Stock Option
                       Agreement. (3)

              10.1.8.2 Santa Barbara Bancorp 1996 Directors Stock
                       Option Agreement (Reload Option). (3)

         10.1.9 Pacific Capital Bancorp Directors' Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Pacific Capital Bancorp's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

         10.1.10 Pacific Capital Bancorp 1984 Stock Option Plan and Forms of Agreements as amended to date (incorporated by reference to Exhibit 10.27 to Pacific Capital Bancorp's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

         10.1.11 Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements (incorporated by reference to
                  Exhibit 4 to Pacific Capital Bancorp's Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-83848) filed on November 15, 1994).

         10.1.12 Pacific Capital Bancorp Management Retention Plan as amended through January 11, 1999. (7)

         10.1.13 Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. **

              10.1.13.1 Trust Agreement under Pacific Capital Bancorp Deferred
                        Compensation Plan dated December 15, 1999. **

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

21.  Subsidiaries of the registrant

23.  Consents of Experts and Counsel

     23.1 Consent of Arthur Andersen LLP with respect to financial statements of the Registrant

     23.2 Consent of KPMG LLP with respect to financial statements of the Registrant

27.  Financial Data Schedule



Shareholders may obtain a copy of any exhibit by writing to:

     Carol Kelleher, Corporate Services Administrator
     Pacific Capital Bancorp
     P.O. Box 1119
     Santa Barbara, CA 93102

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

(4) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1995.

(5) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for the fiscal year ended December 31, 1997.

(6) Filed as Exhibits 10.23 through 10.34 to the Annual Report of Pacific Capital Bancorp on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991.

(7)  Filed  as an Exhibit to the Annual Report on Form 10-K of
     Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1998.

                                                    Exhibit 10.1.13

                             PACIFIC CAPITAL BANCORP

                           DEFERRED COMPENSATION PLAN


      THIS DEFERRED COMPENSATION PLAN (the "Plan") is made and adopted, effective on the date set forth below, by PACIFIC CAPITAL BANCORP ("Employer"), with reference to the following facts:

      RECITALS:

      A. The Employer has elected to adopt this Plan in order to enable a select
group  of  management  or  highly  compensated   employees  to  elect  to  defer
compensation in the manner described below.

      B. It is the intention of the Employer that (i) this Plan be an unfunded plan of deferred compensation; (ii) this Plan be exempt from the requirements of the Employee Income Retirement Security Act of 1974 to the maximum extent permitted by law; and (iii) the amounts allocated to the "Participant Accounts" (as defined below) pursuant to the Plan, as well as earnings thereon, not be included in the income of the Participant until the taxable year in which either such amount is paid to the Participant, or the Participant has the right to receive a payment of such amount, pursuant to the Plan.

      PLAN:

      NOW, THEREFORE, the Employer, intending to be legally bound, does hereby adopt the following Plan.

1.    DEFINITIONS

      For purposes of this Plan, each of the following terms shall have the meaning set forth below:

1.1 "Acquired Company Deferred Compensation Plan" shall mean (a) that certain Executive Compensation Deferral Plan sponsored by South Valley National Bank, a California corporation, pursuant to certain resolutions adopted by the Board of Directors of South Valley National Bank as of March 24, 1998, and (b) that certain Executive Compensation Deferral Plan sponsored by First National Bank of Central California as adopted by the Board of Directors of First National Bank of Central California as of March 24, 1998, and (c) that certain Executive Compensation Deferral Plan formerly sponsored by Pacific Capital Bancorp, a California corporation that was acquired by Employer in a transaction that closed effective December 30, 1998, as adopted by the Board of Directors of such corporation as of March 24, 1998.

1.2 "Active Insured Employee" shall mean each Participant who dies at the time such Participant is actively employed by the Employer, and with respect to whom the Employer owns or maintains on the life of such Participant a policy of life insurance. A Participant (a) who is employed by the Employer shall be deemed not to be an Active Insured Employee if such Participant has terminated employment with the Employer prior to the date of such Participant's death, and (b) shall be deemed to be "actively employed" by the Employer if such Participant customarily works for the Employer for at least one thousand (1,000) hours per year.

1.3 "Administrative Committee" means the Committee constituted by Employer from time to time to administer this Plan.

1.4 "Affiliate" means each corporation, all the outstanding capital stock of which is owned by PACIFIC CAPITAL BANCORP, a California corporation.

1.5 "Beneficiary" means each person, as designated by the Participant on the Participant's Beneficiary Designation Form, who is entitled to receive a distribution of part or all of the amounts otherwise distributable to the Participant pursuant to this Plan.

1.6 "Beneficiary Designation Form" means the form prescribed by the Plan Administrator from time to time for each Participant's use in designating the Beneficiary entitled to receive a distribution of the Participant's benefits under this Plan.

1.7 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

1.8 "Compensation" means the amount of taxable compensation payable by the Employer to the Participant, and shall include (a) the Employee's taxable salary or wages, (b) taxable bonuses payable to the Employee from time to time, (c) taxable income attributable to (i) Employee's exercise of options to acquire Employer capital stock, and (ii) compensation transfers to Employee of shares of Employer's capital stock, and (d) with respect to Directors, the amount of fees payable by the Employer or any Affiliate to the Director in consideration of the Director's services as a Director.

1.9   "Contributions"   means   Salary   Reduction   Contributions,
Employer  Matching   Contributions,   and  Employer   Discretionary
Contributions.

1.10 "Director" means each person who is a member of the Board of Directors of Employer or any Affiliate.

1.11 "Disabled" means, with respect to a Participant, that the Participant suffers from a physical or mental condition, as determined by a licensed medical doctor selected or approved by the Employer, that renders the Participant incapable of performing services as an Employee.

1.12 "Earnings" means the deemed income and gain attributable to the deemed investment of the balance credited to a Participant Account in Investment Options.

1.13  "Effective Date" means December 15, 1999.

1.14 "Eligible Employee" means each Employee who either (a) was a participant in an Acquired Company Deferred Compensation Plan and either (i) is named on Exhibit A to this Plan, subject to the limits on participation imposed by
Section 3.2.1, below, or (ii) elects to roll over into the Trust some or all of the account credit accumulated for such Employee under the Acquired Company Deferred Compensation Plan in which such Employee participated, or (b) hereafter is designated by the Administrative Committee as an "Eligible Employee" under this Plan.

1.15 "Eligible Person" means (a) each Eligible Employee, and (b) each Director.

1.16 "Employee" means each person who is a common law employee of the Employer or any Affiliate.

1.17 "Employer" means (a) PACIFIC CAPITAL BANCORP, a California corporation, and
(b) each Affiliate of PACIFIC CAPITAL BANCORP.

1.18 "Employer  Discretionary Account" means the account established pursuant to
Section 4.1(c), below, to which the portion of any Employer Discretionary Contribution allocated to the Participant shall be allocated.

1.19 "Employer Discretionary Contribution" means the amount, if any, which the Employer elects, from time to time and in the sole discretion of the Employer, to contribute to the Plan and allocate to the Participant Accounts of one or more Participants, as further described in Section 3.4 below.

1.20  "Employer  Matching  Account"  means the account  established  pursuant to
Section 4.1(b), below, to which the Participant's share of Employer Matching Contributions and Earnings thereon are allocated.

1.21 "Employer Matching Contribution" means the amount, if any, which the Employer elects to contribute to the Plan pursuant to Section 3.3, below.

1.22 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

1.23 "Event of Hardship" means, subject to Section 6.3, below, with respect to each Participant, a severe financial hardship to the Participant resulting from the occurrence of one or more of the following circumstances:

1.23.1 Illness. The occurrence of a sudden and unexpected illness or accident to a Participant or a person who is a "dependent" of a Participant (as the term "dependent" is defined in Section 152(a) of the Code);

1.23.2 Casualty. The loss of the Participant's property due to casualty; or

1.23.3     Other.    Any   other    similar    extraordinary    and
unforeseeable event arising as a result of events beyond the control of the Participant.

1.24 "Investment Election Form" means a form prescribed by the Plan Administrator for use by Participants in designating the manner in which the balance in each Participant's Account shall be deemed to be invested pursuant to
Section 5, below.

1.25 "Investment Option" means each alternative investment option offered by the Employer from time to time as an investment vehicle in which the amounts allocated to each Participant's Accounts may be deemed to be invested.

1.26 "Participant" means each Eligible Person who commences participation in the Plan in the manner prescribed by Section 2, below. 1.27 "Participant Accounts" means, with respect to each Participant, the (a) Salary Reduction Account, (b) Employer Matching Account, and (c) Employer Discretionary Account.

1.28 "Participant Election Form" means the form prescribed by the Plan Administrator on which each Eligible Person may reflect the election to participate in this Plan and to make a Salary Reduction Contribution to this Plan.

1.29 "Pay Period" means (a) with respect to each Eligible Employee, the regular weekly, bi-weekly, semi-monthly, monthly, or other Pay Period which the Employer uses in paying Compensation to its Employees, and (b) with respect to each Director, the regular intervals at which compensation is paid to Directors in consideration of their services as a Director.

1.30  "Plan" means this Deferred Compensation Plan.

1.31 "Plan Administrator" means the Employer and any other person designated by the Employer, from time to time, to be the "Plan Administrator" under this Plan.

1.32 "Plan Year" means each period of twelve (12) consecutive months beginning on January 1 and ending on December 31.

1.33 "Retirement" means the Employee's voluntarily terminating employment with the Employer following the first date as of which (a) the Participant has attained at least age 55 and has completed at least eight (8) years of service, and (b) the sum of the Employee's age plus Years of Service is at least equal to seventy-five (75).

1.34  "Salary  Reduction  Account"  means the  account  established  pursuant to
Section 4.1(a), below, to which the Participant's Salary Reduction Contributions are allocated.

1.35 "Salary Reduction Contribution" means, with respect to each Participant, the amount of the Participant's Compensation which the Participant elects to contribute to this Plan in accordance with Section 3.2, below.

1.36 "Vested" means the portion of the funds allocated to the Participant's Accounts which is deemed to be nonforfeitable and owned by the Employee pursuant to Section 4, below.

1.37  "Year of Service" means:

1.37.1 Service With Employer. Each period of twelve months in which an Employee works as a full-time Employee of the Employer. Such periods shall be measured from the date such Employee first becomes an Employee of the Employer, and from annual anniversaries of such date. All periods of service with the Employer shall be aggregated.

1.37.2 Credited Service. Each other period of service with any other employer or person for which the Employer elects, in its sole and absolute discretion, to credit the Participant under this Plan.

2.    ELIGIBILITY AND PARTICIPATION

2.1 Eligibility. Subject to Section 2.2, below, each Eligible Person shall be eligible to commence participation in the Plan:

2.1.1 Effective Date. For each person who is an "Eligible Person" on the Effective Date of this Plan, as of the Effective Date; and

2.1.2 Later. For each other person, an individual who first becomes an Eligible Person after the Effective Date, immediately after such individual has completed thirty (30) consecutive days of services as a Director or Employee, as the case may be.

2.2 Limitation on Elections. Notwithstanding any provisions of this Plan to the contrary:

2.2.1 Timing. An Eligible Employee may file an election to participate in and make Salary Reduction Contributions to this Plan only if such election is made
(a) by each individual who is an Eligible Person as of the Effective Date, on or before such Effective Date, and each Eligible Person who first becomes an Eligible Person after a Plan Year has begun, within thirty (30) days after such Eligible Person has received written notification from the Employer that such individual is an Eligible Person, and (b) thereafter, with respect to each Plan Year, at least fifteen (15) days prior to the first day of such Plan Year (as further described in Section 3.2.1, below).

2.2.2 Participants in Acquired Company Plans. Employer has agreed to permit certain Participants in the Acquired Company Plans to elect to roll into this Plan the amounts credited to such Participants' accounts under the Acquired Company Plans. Any such Participant in that Acquired Company Plan who so elects to effect that rollover in credits shall be entitled to make with respect to such rolled over credits such deemed investment elections and such distribution elections under this Plan as would any Eligible Person hereunder.

2.3 Participation. Each Eligible Employee who (a) is an Eligible Employee as of the Effective Date, may begin making Salary Reduction Contributions as of the first day of the first Pay Period beginning on or after the Effective Date, (b) becomes an Eligible Employee after the Effective Date may being making Salary Reduction Contributions as of the first day of the first Plan Year beginning after such person becomes an Eligible Employee, if such Eligible Employee timely files an election for such Plan Year in accordance with Section 2.2, above, and
Section 3.2.1, below.

2.4 Continuation of Participant. Subject to Section 2.5, below, once an individual has become an "Eligible Person" under this Plan, such individual shall continue to be an Eligible Person for so long as such individual is a Director or Eligible Employee of the Employer, notwithstanding whether such individual thereafter may change the individual's status with the Employer and Affiliate.

2.5 ERISA Termination. If the Employer determines in good faith that the Plan no longer would be maintained for a "selected group of management or highly compensated employees" within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA if the Participant continued to have rights under the Plan, then:

2.5.1 Termination of Rights. Such Participant no longer shall have any rights under the Plan; and

2.5.2 Individual Agreement. The Employer shall execute a separate written agreement with the Participant, providing the Participant such rights with respect to Vested amounts that are allocated to the Participant's Account (as of the date the Participant ceased to be a member of "a select group of management or highly compensated employees," as defined above), as are substantially identical to those which the Participant then may possess under this Plan.

2.6   Accounts Under Prior Plans.  Employer hereby:

2.6.1 Acknowledgment Re Prior Plan. Acknowledges that (a) Pacific Capital Bancorp, a California corporation ("Old Pacific") and certain of its affiliates sponsored the Acquired Company Plans, and (b) in transactions that closed effective December 30, 1998, Old Pacific merged with and into Employer; and

2.6.2 Acceptance of Accounts. Hereby agrees that from and after the Effective Date, (a) each account maintained under the Acquired Company Plans shall be deemed to be a "Salary Reduction Account" under this Plan,, and (b) each person on whose behalf an account was maintained under an Acquired Company Plan (i) shall have with respect to the deemed investment of such account balance and distributions from such account all of the rights of "Eligible Persons" under this Plan with respect to Participant accounts maintained under this Plan for such Eligible Persons, (ii) shall be deemed to be one hundred percent (100%) Vested in all amounts allocated to the Participant's Salary Reduction Account under this Plan; and (iii) shall be eligible to make further Contributions to this Plan as if such former Participant in an Acquired Company Plan were an "Eligible Person" with respect to this Plan.

3.    CONTRIBUTIONS TO PLAN

3.1 Contributions. The Employer shall contribute to this Plan and allocate to the Participants' Accounts (a) Salary Reduction Contributions, at the direction of each Participant, as further described in Section 3.2, below, (b) Employer Matching Contributions, in the discretion of Employer, as further described in
Section 3.3, below, and (c) Employer Discretionary Contributions, in the discretion of Employer, as further described in Section 3.4, below.

3.2   Salary   Reduction   Contributions.    The   Employer   shall
contribute to this Plan on behalf of each Participant the amount of the Participant's Salary Reduction Contributions.

3.2.1 Election. Each Participant desiring to make Salary Reduction Contributions to this Plan shall complete and deliver to the Plan Administrator a Participant Election Form, specifying a uniform amount of money, or a uniform percentage of the Participant's Compensation, which is to be withheld from the Participant's Compensation during each Pay Period.

A. For each Plan Year, each Participant electing to make any Salary Reduction Contribution must elect to contribute at least Five Thousand Dollars ($5,000.00) in Salary Reduction Contributions for such Plan Year.

B. The initial election form for each Participant shall be made within the appropriate period described in Section 2.2, above. Each subsequent election form which either is intended to increase the amount of the Participant's Salary Reduction Contributions, or is to take effect at a time when the Participant does not have a currently effective election in place, shall not take effect prior to January 1 of the first Plan Year beginning after the Plan Year in which such election form is filed with and accepted by the Plan Administrator.

3.2.2 As contemplated by Section 1.8(c)(i), above, such Salary Reduction Contribution may apply to income attributable to Participant's exercise of options to acquire the capital stock of Employer. Any Salary Reduction Contribution attributable to such income shall be made at the time and in the manner designated by the Plan Administrator from time to time.

A. Once a Participant Election Form has been delivered to and accepted by the Plan Administrator, the election reflected on that form shall remain in effect until either (1) it is revoked or modified pursuant to Section 3.2.2, below, or (2) this Plan is terminated.

B. Notwithstanding any other provision of this Plan to the contrary, in no event may a Participant elect to make an amount of Salary Reduction contributions to the Plan which would cause the Participant's remaining Compensation to be less than the amount of social security taxes and other wage withholding amounts due to cognizant taxing authorities with respect to the Participant's Compensation.

3.2.3 Irrevocable Elections. A Participant from time to time may reduce the amount of the Participant's Salary Reduction Contributions, or revoke a prior election to make Salary Reduction Contributions to the Plan, by delivering to the Plan Administrator a new Participant Election Form, specifying the new amount, if any, of the Participant's Salary Reduction Contribution. Any such new election form shall not be effective prior to the first day of the first Plan Year beginning at least fifteen (15) days after such form is filed with and accepted by the Plan Administrator. An election to increase the amount of Salary Reduction Contributions shall not take effect prior to April 1 of the calendar year following the calendar year in which such election form is filed with and accepted by the Plan Administrator.

3.2.4 Allocation. The entire amount of the Salary Reduction Contributions of each Participant shall be allocated to the Salary Reduction Account of that Participant at the time required by Section 3.5.1, below.

3.2.5 Suspension of Contributions. The Participant's right to make Salary Reduction Contributions shall be suspended during the twelve-month period described in Section 6.3.3, below.

3.3 Employer Matching Contributions. The Employer from time to time may elect, in its sole and absolute discretion, to make Employer Matching Contributions to the Plan on behalf of each Participant. If the Employer elects to make such Contributions for any Plan Year, then the Employer shall contribute to the Plan in any such Plan Year on behalf of each Participant an Employer Matching Contribution in an amount equal to such percentage of the Participant's Salary Reduction Contributions as is determined and announced by the Employer.

3.3.1 Timing. Such Employer Matching Contributions shall be contributed to the Plan at the same time as the Salary Reduction Contributions with respect to which the Employer Contributions are being made.

3.3.2 Allocation. The entire amount of the Employer Matching Contributions of each Participant shall be allocated to the Employer Matching Account of that Participant.

3.4 Employer Discretionary Contributions. The Employer may elect, from time to time and in its sole and absolute discretion, to make Employer Discretionary
Contributions to the Plan in such amount, if any, as the Employer deems appropriate.

3.4.1 Notice to Participants. If the Employer elects to make any such Employer Discretionary Contributions to the Plan with respect to any Plan Year, then as soon as practicable after the date on which such Contribution is made by the Employer, the Employer shall advise the Participants of the amount of such Contribution and the manner in which such Contribution shall be allocated to the Employer Discretionary Accounts of the Participants.

3.4.2 Allocation. It is contemplated that the Employer may use Employer Discretionary Contributions either (a) to encourage Participants to make Salary Reduction Contributions, (b) to reward selected Participants in varying amounts, or (c) to reward all Participants generally in a consistent manner. Therefore, all such Employer Discretionary Contributions shall be allocated to the Employer Discretionary Accounts of Participants in such manner as the Employer may announce from time to time, and the Employer shall not be required to use in one Plan Year the same formula for making such allocations as the Employer used for making such allocations in any other Plan Year. The Employer shall have the discretion to direct that such allocations be made:

A.    In proportion to the compensation of each Participant;

B. In proportion to the compensation of Participants making Salary Reduction Contributions during the period with respect to which the Employer Discretionary Contribution is made;

C.    In accordance with the account balances of all Participants;

D. In proportion to the Salary Reduction Contributions of Participants making such Contributions during the period with respect to which the Employer Discretionary Contribution is being made;

E. Only to the Employer Discretionary Accounts of specifically named Participants;

F. In a manner combining some one or more of the foregoing methods; or

G. In such other manner as the Employer, in its sole and absolute discretion, may select from time to time.

3.4.3 Allocations for Active Insured Participants. In addition to other allocations permitted or required under this Plan, Employer shall credit to the Employer Discretionary Account of each Active Insured Participant the amounts required pursuant to Section 4.2.4(b), below. Such amount shall be credited within the time period specified in such Section 4.2.4(b).

3.5 Timing of Allocations. Contributions to this Plan shall be allocated to the each Participant's Accounts as follows:

3.5.1 Salary Reduction Contributions. With respect to Salary Reduction Contributions, the amount of such contribution for each Participant shall be allocated to the Salary Reduction Account of the Participant within five (5) business days after the end of the Pay Period with respect to which such Salary Reduction Contribution has been withheld from the Compensation of the Participant.

3.5.2 Employer Matching Contributions. Employer Matching Contributions shall be allocated to the Employer Matching Account of each Participant at the same time as the Salary Reduction Contribution with respect to which it is being made is required to be allocated to the Participant's Salary Reduction Account pursuant to Section 3.5.1, above.

3.5.3 Employer Discretionary Contributions. With respect to Employer Discretionary Contributions, the contribution shall be allocated to the Employer Discretionary Account of each Participant entitled to receive an allocation at the time designated by the Employer in its notice to Participants regarding such contribution.

4.    ACCOUNTS AND VESTING

4.1 Participant's Accounts. There shall be established on behalf of each Participant (a) a Salary Reduction Account, (b) an Employer Matching Account, and (c) an Employer Discretionary Account.

4.2   Vesting.  Each Participant:

4.2.1 Salary Reduction  Account.  At all times shall be one hundred
percent   (100%)   Vested   in  all   amounts   allocable   to  the
Participant's Salary Reduction Account pursuant to this Plan.

4.2.2 Employer Matching Account. Shall become Vested in amounts allocated to the Participant's Employer Matching Account on the basis of completed Years of Service, at the rate per Year of Service, and over the period of time, specified by the Employer (in its discretion) at the time it makes such Contributions. The Employer may, inter alia, apply different Vesting schedules in different years, and also use different Vesting schedules for different Participants from time to time.

4.2.3 Employer Discretionary Account. Shall become Vested in amounts allocated to the Participant's Employer Discretionary Account at such time, and in such manner, as the Employer (in its sole discretion) may designate.

4.2.4 Deceased Participant. Upon the death of the Participant (a) automatically shall become fully Vested in all amounts allocated to the Participant's Accounts under this Plan, and (b) if such Participant is an Active Insured Employee, automatically shall receive a credit to such Participant's Employer Discretionary Account under this Plan a fully vested credit of One Hundred Thousand Dollars ($100,000.00) effective not later than thirty (30) days following the date of such Participant's death.

4.3 Adjustments to Account Balances. The balance in each of the Participant's Accounts shall be:

4.3.1 Increases. Increased by (a) the amount of the Contributions required to be allocated to such account pursuant to Section 3, above, (b) the amount of forfeitures allocated to the account pursuant to Section 4.4, below, and (c) the amount of income, gain, and other earnings allocable to such account in accordance with the provisions of Section 5, below.

4.3.2 Decreases. Decreased by (a) the amount of distributions deemed to be paid to the Participant or his Beneficiaries from such account, (b) the amount of deemed investment losses allocable to such account from time to time in accordance with Section 5, below, (c) the amount of expenses allocable to such account from time to time pursuant to Section 7.7, below, (d) the amount of forfeitures by the Participant pursuant to Section 4.4, below, and (d) with respect to the Employer Matching Account and the Employer Discretionary Account, the amount which is forfeited pursuant to Section 4.4, below.

4.4 Forfeiture. If a Participant's employment (or, with respect to a Director, such Director's status as a Director) with the Employer or an Affiliate (or, with respect to Directors, is not again elected as a Director of the Employer or an Affiliate) is terminated for any reason, and the Participant is not re-employed by the Employer or an Affiliate (or, with respect to Directors, is not again elected as a Director of the Employer or an Affiliate) with ninety
(90) days after the effective date of such termination, then the Participant shall forfeit all rights to any amounts allocated to any of the Participant's Accounts in which the Participant is not then Vested. The amount of any such forfeitures under this Section 4.4 shall, in the discretion of the Employer determined annually, either be (a) reallocated to the remaining Participants in such manner in which the Employer may announce from time to time, or (b) held in a suspense account and thereafter applied in such manner as the Employer shall direct.

4.5 Accounting and Reports. Promptly after the end of each calendar quarter during each Plan Year, the Plan Administrator shall cause to be delivered to each Participant a statement summarizing transactions with respect to the amounts allocated to each Participant's Account during, and the balance allocated as of the last day of, the immediately preceding calendar quarter.

5.    DEEMED INVESTMENT OF ACCOUNTS

5.1 Investment Options. The Employer shall designate and notify Participants from time to time of those Investment Options in which the amounts credited to the Participants' Accounts may be deemed to be invested.

5.2 Deemed Investments. The balance in each Participant Account shall be deemed to be invested as follows:

5.2.1 Directed Investment. If and to the extent that the Participant has made an election to have the balance in the Participant's Accounts invested in one or more Investment Options, such balance shall be deemed to be invested in such Investment Options in the manner contemplated by the Participant's Investment Election Form from time to time.

5.2.2 Default Investment. If the Participant has not timely and properly filed an Investment Election Form in accordance with this Plan, or if any such form does not direct the investor of the entire balance in the Participant's account, then the balance of the Participant's Account (or any portion thereof not subject to a proper Investment Election Form) shall be deemed to be invested in such manner, if any, as the Employer may announce from time to time. It is contemplated that if the Employer elects to treat such portion of the Participant's Accounts as being invested in a "default" investment, then any such default investment will generate only minimal deemed returns consistent with such investment in instruments as short-term money market instruments. The Company shall not be obligated to invest any monies in any such Investment Options; rather, such deemed investments are intended merely to provide a basis for accounting for changes in the amount of Participant's account balance under this Plan.

5.3 Changes in Investment Elections. A Participant may modify such Participant's Investment Election Form in order to change the manner in which all or any portion of the balance in the Participant's Account shall be deemed to be invested. A Participant may make such an election not more frequently than once in each calendar month, effective as of the first day of such calendar month, provided that the Participant delivers written notice of such change (on such form as the Plan Administrator may specify from time to time) at least five (5) days prior to the first day of such calendar month.

5.4 Crediting Account Balances. All income, gain, loss, and expense attributable to an Investment Option shall be deemed to be credited to the balance in a Participant's account as of the time as of which such amount would have been credited to such account if the amount deemed invested in such Investment Option actually had been invested in such Investment Option.

5.5 Change in Options Offered. The Employer from time to time may change the Investment Options offered to Participants under this Plan. If, as a result of any such change, an Investment Option previously offered under this Plan is no longer offered, then the amount then invested in such Investment Option thereafter shall be deemed to be invested in (a) such other Investment Option as is selected by the Participant, or (b) in the absence of such a selection, in such default Investment Option as is offered by the Employer pursuant to Section 5.2.2, above.

6.    DISTRIBUTIONS

6.1 Distribution Events. A Participant shall not be entitled to receive any portion of the amount credited to such Participant's Accounts prior to the occurrence of any one or more of the following events:

6.1.1 Death.  The death of the Participant;

6.1.2 Disability.  The Participant has become Disabled;

6.1.3 Election. As soon as administratively feasible after the date designated by the Participant as the date on which the balance in the Participant's Account is to be distributed to the Participant or his Beneficiary;

6.1.4 Hardship.   There   has   occurred   with   respect   to  the
Participant an Event of Hardship.

6.1.5 Retirement.  The Retirement of the Participant.

6.2   Timing of Distributions.

6.2.1 Election. Subject to Section 6.2.2, below, when a Participant files an election to make Salary Reduction Contributions for any Plan Year, the Participant may elect to receive such Salary Reduction Deferrals and earnings thereon either (a) upon termination of the Participant's employment or other service engagement with the Employer or an Affiliate, or (b) at such other time as the Participant then may designate.

A. If the Participant elects to receive such Contributions and earnings thereon at termination of employment (or other service engagement) with the Employer or an Affiliate, then such election shall be irrevocable.
B. If the Participant later terminates employment by reason of Retirement or Disability, then the amount distributable to the Participant shall be distributable, at the election of the Participant, either (i) in substantially equal quarterly installments over a period of ten (10) years, or (ii) in substantially equal quarterly installments over a period of either five (5) or fifteen (15) years, or (iii) in one lump sum; provided, if the Participant's Participant Account balance is less than Fifty Thousand Dollars ($50,000.00) as of the date on which distributions first become payable to the Participant, then the Participant shall be entitled to receive such distributions only in a lump sum.

C. If the Participant's employment or other service engagement with the Employer or an Affiliate terminates other than by reason of the Participant's Retirement or Disability, then the entire amount distributable to the Participant shall be paid in a lump sum.

6.2.2 Scheduled In-Service Distributions. If pursuant to Section 6.2.1, above, the Participant has elected to receive a distribution of the Participant's account while the Participant is still employed by (or otherwise providing services to) the Employer or an Affiliate, then:

A. Such distributions shall commence in any year which is at least two (2) years after the Plan Year in which the Salary Reduction Contributions are credited to the Participant's account;

B. The Participant may elect to receive the amount distributable to the Participant either (i) in one lump sum, or (ii) in substantially equal quarterly installments over a period of two (2), three (3), four (4), or five (5) years; provided, if the total amount distributable to the Participant is Twenty-five Thousand Dollars ($25,000.00) or less when amounts first become distributable to the Participant, then the entire amount shall be paid to the Participant in one lump sum; and

C. If a Participant is receiving in-service quarterly installment distributions and while receiving such distributions terminates employment, then the remainder of the installments will be paid to the Participant as a lump sum as promptly as practicable after termination of employment (or other service engagement).

6.2.3 Non-Scheduled In-Service Distributions. Any Participant at any time may elect, while still employed by the Employer or an Affiliate (or while serving as a Director), to receive a distribution of such Participant's Vested balance in the Participant's account under this Plan, subject to the following limitations:

A. Such election may be made only by filing with the Plan Administrator prior to the end of any calendar month for which a distribution is requested such early distribution form as the Plan Administrator may specify.

B. By reasons of the forfeiture provision set forth in Paragraph D, below, the maximum amount of any distribution under this Section 6.2.3 shall not exceed the amount by which (i) the Participant's Vested account balance immediately prior to the distribution, exceeds (ii) the amount forfeited under Paragraph D, below.

C. The amount distributable to the Participant pursuant to this Section 6.2.3 may be paid only in a single cash lump sum as soon as practicable after the end of the calendar month in which the distribution election is made and the proper form is filed with the Plan Administrator.

D. Concurrently with the distribution of the amount distributed to the Participant to this Section 6.2.3, the Participant shall forfeit an amount equal to ten percent (10.0%) of the gross amount distributed to the Participant pursuant to this Section 6.2.3, and the Employer shall not have any further obligations to the Participant or his beneficiary with respect to such forfeited amount.

E. The Participant thereafter shall not be eligible to make any further Salary Reduction Contributions to the Plan for the remainder of the Plan Year in which such distribution is made under this Section 6.2.3 and for the entire following Plan Year.

6.2.4 Deceased Participant.  If:

A. A Participant dies, then the Participant's entire account balance shall be paid, in one lump sum, to the Participant's named beneficiary; and

B. A terminated Participant who is receiving distributions dies, then the beneficiary named by such Participant shall continue receiving the remainder of the quarterly installments as they become due.

6.3 Event of Hardship. A Participant requesting a distribution by reason of the occurrence of an Event of Hardship shall submit an application for such distribution on such form as the Plan Administrator shall prescribe, together with such additional information reasonably requested by the Plan Administrator. The Plan Administrator shall endeavor to make, as promptly as practicable, its determination as to whether the Participant is entitled to receive any distribution by reason of the occurrence of an Event of Hardship.

6.3.1 Determination by Administrator. The final determination as to whether an Event of Hardship has occurred, and the extent to which a distribution may be made by reason of such event, shall be made by the Plan Administrator, in its sole and absolute discretion, on the basis of the principles set forth in this Plan. Neither the Employer nor the Plan Administrator shall have any liability whatsoever with respect to any determination of whether an Event of Hardship may have occurred.

6.3.2 Determination and Distribution. The determination of whether an Event of Hardship has occurred, and whether a distribution shall be made by reason of such event, shall depend upon the particular circumstances surrounding each situation. A distribution:

A. Shall not be made to the extent that the Participant's severe financial hardship may be relieved (i) through reimbursement or compensation by insurance or otherwise, (ii) by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or (iii) by cessation of Salary Reduction Contributions under this Plan.

B. Shall be permitted only to the extent reasonably needed to satisfy the Participant's emergency needs caused by the Event of Hardship.

6.3.3 Suspension of Contributions. A Participant who receives a distribution pursuant to Section 6.1.4, above, shall not be entitled to make further Salary Reduction Contributions to the Plan for a period of twelve (12) months after the date of the distribution under Section 6.1.4.

6.4 Change in Distribution Election. Subject to Section 6.2.1A, above, a Participant who has made an election designating the calendar year in which a distribution is to be made to the Participant pursuant to Section 6.2.1, above, may change such election by designating another calendar year for such distribution, provided (a) such election is made on a form prescribed by the Plan Administrator, (b) such form is filed by the Participant with the Plan Administrator prior to the calendar year in which the distribution to the Participant was to be made pursuant to the previous election form (and prior to the commencement of any distributions under this Plan), (c) the new date for the distribution occurs in a calendar year subsequent to the calendar year in which the Participant is filing the new election form, and (d) the Plan Administrator, in its sole discretion, consents to the change.

6.5  Crediting  Distributions.   Unless  a  Participant  elects  otherwise,  any
distribution of less than the entire amount credited to the Participant's Accounts of a Participant shall be deducted pro rata from each account and shall be deducted pro rata within each account in each Investment Option in which the balance in such account is deemed to be invested.

6.6 Withholding. The amount payable to a Participant or Beneficiary under this Plan shall be subject to applicable federal and state withholding taxes, and the Plan Administrator may withhold from the distribution such amount as may be necessary to comply with applicable tax withholding rules.

6.7 Appeals Procedure. If a claim for benefits under this Plan is wholly or partly denied by the Plan Administrator, then the Participant may request a review of that decision by submitting to the Employer, not later than sixty (60) days after receiving notice of the Plan Administrator's decision, a written request for review of such decision. Within sixty (60) days of receiving such application, the Employer shall review the application, hold such hearings as the Employer, in its sole and absolute discretion, deems appropriate, and advise the Participant, in writing, of its decision. If the decision on review is not provided within such sixty-day period, then the application for appeal shall be deemed to be denied.

7.    ADMINISTRATION

7.1 Duties of Plan Administrator. The Plan Administrator shall administer the Plan in accordance with its terms, for the exclusive benefit of Participants, in a manner designed to achieve the Employer's objectives of:

7.1.1 Deferral. Deferring until the date of a distribution pursuant to Section 6, above, the year in which each Participant must include in income the balance credited to the Participant's Accounts under this Plan; and

7.1.2 ERISA Exemption. Limiting participation in the Plan to only a select group of management and highly compensated employees in order to ensure that the Plan is exempt from ERISA to the maximum extent permissible.

7.2 Powers of Plan Administrator. The Plan Administrator shall have full power and authority to administer and carry into effect the terms and conditions of the Plan, subject to applicable requirements of law. Such power shall include, but not be limited to, the power to:

7.2.1 Interpret Elections. Interpret election forms delivered by Participants and to reject or fail to abide by any such form which the Plan Administrator determines to be incomplete, incorrect, or ambiguous.

7.2.2 Rules and Regulations. Make and enforce such reasonable rules and regulations as the Plan Administrator deems necessary or proper for the efficient administration of the Plan, including the establishment of any claims procedures that may be required by applicable provisions of law;

7.2.3 Interpretation.   Interpret  in  good  faith  the  terms  and
conditions of this Plan;

7.2.4 Resolution. Resolve all questions concerning the Plan and the eligibility of any Employee to participate in the same; and

7.2.5 Agents. Appoint and retain such agents, counsel, accountants, consultants, and other persons as may be necessary or appropriate to assist in the administration of the Plan.

7.3 Inability to Locate Participant. If the Plan Administrator is unable to locate a Participant within two (2) years after the Participant becomes entitled to receive a distribution pursuant to Section 6.1, above, and the Plan Administrator has given to the Participant and any named Beneficiaries of such Participant (by certified or registered mail, return receipt requested, at the last known mailing address which such Participant supplied the Plan Administrator for the Participant and Beneficiaries for purposes of this Plan) written notice of the Participant's entitlement to receive a distribution pursuant to this Plan, then at the end of such two-year period the Participant shall forfeit his right to receive all amounts then credited to the Participant's accounts and the Employer no longer shall have any obligation to make any distribution or payment to the Participant or any Beneficiary pursuant to this Plan.

7.4 Records. The Plan Administrator shall establish and maintain such records as are necessary or appropriate to the efficient administration of the Plan. Each Participant, upon reasonable advance notice to the Plan Administrator, shall be entitled to inspect such of those records as pertain to that Participant.

7.5 Filing. The Plan Administrator shall timely file all forms that may be required to be filed with respect to the Plan pursuant to the Code, ERISA, or other provisions of law.

7.6 Indemnification. The Employer shall indemnify, defend, and hold the Plan Administrator free and harmless from and against any and all liabilities, damages, costs and expenses, including reasonable attorneys' fees, occasioned by any actions which the Plan Administrator takes, or fails to take, in good faith, in connection with the administration of the Plan.

7.7   Expenses.   The   Employer   may  charge  the   Participant's
Accounts   with   the   reasonable   costs   of   maintaining   and
administering the Plan.

8.    AMENDMENT AND TERMINATION

8.1 Reserved Power. This Plan may be amended or terminated at any time by a written instrument executed by the Employer.

8.2 Effect of Termination. If the Employer elects to terminate the Plan, then:

8.2.1 Vested Amounts. Such termination shall not affect the obligation of the Employer to make distributions to the Participant (or his Beneficiaries) of an amount equal to (a) the portion of the amounts then credited to the Participant's Accounts in which the Participant is Vested, and (b) any Earnings subsequently credited to such Vested balance prior to the time such amount is distributed to the Participant.

8.2.2 Unvested Amounts. The Employer may elect to occasion the forfeiture of any portion of the amounts then credited to the Participant's Accounts in which the Participant is not then Vested; and

8.2.3 Subsequent Investment Options. The Employer may elect, in connection with such termination, to designate a single Investment Option in which each Participant's Vested balance in the Participant's Accounts thereafter shall be deemed to be invested. The Employer shall not have any duty to select an Investment Option which maximizes the deemed investment return to the Participants.

9.    MISCELLANEOUS

9.1 Prohibition Against Assignment. No portion of the amount credited to a Participant's Account under this Plan may be voluntarily or involuntarily encumbered, attached, garnished, or otherwise involuntarily taken by any creditor or claimant.

9.2 Unfunded Plan. This Plan is intended to be an unfunded plan of deferred compensation payable solely from the general assets of the Employer, and the Employer does not intend to establish any special fund or account from which the amounts payable under this Plan shall be paid. Neither the establishment and maintenance of this Plan, any express or implied term of this Plan, nor any provision of law shall be construed to impose on the Employer any obligation to establish or maintain any such special fund or account. No Participant or any other person shall have any right or claim under this Plan, except as an unsecured creditor of the Employer. Any reference to a "contribution to" this Plan shall be deemed merely a reference to amounts that are to be allocated to the account of a Participant under the Plan, and any reference to a "distribution from" this Plan shall be deemed to be merely a reference to the amount of the payment which the Participant is entitled to receive under the terms of this Plan.

9.3 No Employment Rights. Neither the adoption and maintenance of this Plan, nor any express or implied provision of this Plan, shall be deemed:

9.3.1 Contract. To constitute a contract between the Employer and any person, or to be a consideration for or an inducement or condition of, the employment of any person;

9.3.2 Right. To give any person the right to be retained in the employ of the Employer;

9.3.3 Discharge. To interfere with the right of the Employer to discharge any Employee (including any Participant) at any time; or

9.3.4 Continuing Employment. To give the Employer the right to require an Employee to remain in the employ in the Employer, or to interfere with an Employee's right to terminate his employment at any time.

9.4 Application of ERISA. The Employer intends that this Plan shall be exempt from ERISA to the maximum extent that an employee benefit plan benefiting only a select group of management or highly compensated employees may be exempt from ERISA.

9.5 Exclusive Benefit. The Employer shall administer this Plan for the exclusive benefit of the Participants and Beneficiaries.

9.6 Interpretation. As used in this Plan, the masculine, feminine, and neuter gender and the singular and plural numbers each shall be deemed to include the other whenever the context indicates or requires. The captions to various sections of this Plan are for convenience of reference only, and shall not affect in any way the meaning or interpretation of this Plan.

9.7 Governing Law. This Plan shall be construed, administered, and enforced in accordance with the laws of the State of California, and in such manner as is necessary to permit the Plan to accomplish the objectives of the Employer set forth in Recital B, above.

      IN WITNESS WHEREOF, the undersigned Employer has executed this Plan, effective as of the Effective Date specified above.

-----------------------------
      Date



"EMPLOYER":

PACIFIC CAPITAL BANCORP, a California corporation


By:__________________________________
      Jay D. Smith, Senior Vice President

                                    EXHIBIT A

    Participant in Acquired Company Deferred Compensation Plan


      Andrews, David
      Briscoe, Dirian
      Bua, Robert
      Burnham, Suzanne
      Harner, Mark
      Love, Michael
      Marandos, Anthony
      Morganthaler, Mark
      Morris, Penny
      Parker, Sandra
      Riba, Linda

                                                    Exhibit 10.1.13.1

                              TRUST AGREEMENT UNDER

               PACIFIC CAPITAL BANCORP DEFERRED COMPENSATION PLAN


      THIS TRUST AGREEMENT UNDER PACIFIC CAPITAL BANCORP DEFERRED COMPENSATION PLAN (the "Agreement") is made and entered into, effective on the date set forth below, by and between PACIFIC CAPITAL BANCORP, a California corporation ("Pacific Capital" or "Employer"), and SANTA BARBARA BANK & TRUST, a California corporation ("Trustee"), with reference to the following facts:

      RECITALS:

      A. Pacific Capital is the owner of all the outstanding capital stock of certain "Affiliates," as defined below, and has adopted that certain "Deferred Compensation Plan" effective as of December 15, 1999 (the "Plan"), to provide deferred compensation benefits to a select group of management or highly compensated employees of Pacific Capital and those Affiliates.

      B. Pacific Capital has incurred liability, and expects to incur further liability, under the terms of the Plan, and it is the intention of Pacific Capital to make contributions to the Trust in order to provide a source of funds to assist Pacific Capital in meeting its liabilities under the Plan.

      C. Pacific Capital wishes to establish a trust (hereinafter called the "Trust") and Pacific Capital intends to contribute to the Trust and "Subtrusts" hereunder certain assets that shall be held therein, subject to the claims of the creditors of Pacific Capital or such Affiliate in the event of the "Insolvency" (as herein defined) of Pacific Capital or such Affiliate (as the case may be) which employs any Participant, until paid to participants in the Plan (the "Participants") in such manner and at such time specified in the Plan document.

      D. It is the intention of Pacific Capital and each Affiliate that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan as an unfunded plan for the payment of deferred compensation.

      AGREEMENTS:

      NOW, THEREFORE, the parties hereto do hereby establish the Trust and agree that the Trust shall be comprised, held, and disposed of as follows:

1.    DEFINITIONS

      For purposes of this Agreement:

1.1 "Acquired Company Deferred Compensation Plans" shall mean (a) that certain Executive Compensation Deferral Plan sponsored by South Valley National Bank, a California corporation, pursuant to certain resolutions adopted by the Board of Directors of South Valley National Bank as of March 24, 1998, and (b) that certain Executive Compensation Deferral Plan sponsored by First National Bank of Central California as adopted by the Board of Directors of First National Bank of Central California as of March 24, 1998, and (c) that certain Executive Compensation Deferral Plan formerly sponsored by Pacific Capital Bancorp, a California corporation that was acquired by Employer in a transaction that closed effective December 30, 1998, as adopted by the Board of Directors of such corporation as of March 24, 1998.

1.2 "Affiliate" means all the outstanding capital stock which is owned by Employer.

1.3 "Insolvency" means that the Participating Company (a) is unable to pay its debts as they become due, or (b) is subject to a pending proceeding as debtor under the United States Bankruptcy Code, as amended.

1.4 "Pacific Capital" means PACIFIC CAPITAL BANCORP, a California corporation, which is the sponsor and a trustor of this Trust.

1.5 "Participant" shall have the meaning ascribed to such term in the Plan.

1.6   "Participating  Company" shall mean Pacific  Capital and each
Affiliate.

1.7 "Participating Company Trust" shall mean a separate Trust established for Pacific Capital and for each of its Affiliates which employs a Participant in the Plan on whose behalf contributions are made to this Trust.

1.8 "Plan" means the Pacific Capital Bancorp Deferred Compensation Plan dated effective December 15, 1999, as amended from time to time.

1.9 "Subtrust" shall mean a separate subtrust established for each Participant pursuant to Section 3.3, below.

Each other capitalized term which appears in this Agreement and is not defined herein shall have the meaning ascribed to such term in the Plan.

2.    ESTABLISHMENT OF TRUST

2.1 Deposit. Pacific Capital hereby deposits with Trustee in trust the sum of One Dollar ($1.00), which shall become the principal of the Trust to be held, administered, and disposed of by the Trustee as provided in this Trust Agreement.

2.2   Irrevocable.   The   Trust   hereby   established   shall  be
irrevocable by any Participating Company.

2.3 Grantor Trust. The Trust is intended to be a grantor trust, of which Pacific Capital and each Affiliate, in each instance as an Participating Company and only to the extent of contributions actually made by the Participating Company, is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

3.    FUNDING

3.1   Contributions.

3.1.1 Amount. Each Participating Company shall contribute to the Trust an amount equal to the amount deferred for the Plan Year by each Participant. Each Participating Company may also contribute cash to the Trust an amount approximately equal to the "cost of insurance" (as defined in the pertinent insurance policy owned by the Participating Company Trust) needed to fund the death benefits described in Section 4.2.4 of the Plan; provided that such obligation shall not apply with respect to any insurance policy if the Administrator has directed the Trustee to discontinue such policy. The Administrator may direct the Trustee to discontinue the policy for any reason, without regard to whether Section 4.2.4 of the Plan is in effect, whether a policy has been issued on the Participant or otherwise.

3.1.2 Principal and Income. Except as otherwise provided herein, all contributions received pursuant to Section 3.1.1, above, together with the income therefrom and any increment thereon, shall be held, managed and administered by Trustee as a Participating Company Trust pursuant to the terms of this Trust Agreement without distinction between principal and income.

3.1.3 Trust Assets. The principal of the Trust and any earnings thereon shall be held separate and apart from other funds of Participating Company and shall be used exclusively for the uses and purposes of Plan Participants and general creditors as herein set forth. Trust Beneficiaries shall not have any preferred claim on, or any beneficial ownership interest in, any assets of the Trust prior to the time such assets are paid to Trust Beneficiaries as benefits as provided in Section 4, below, and all rights created under this Trust Agreement shall be mere unsecured contractual rights of Trust Beneficiaries against the Participating Company or Participating Company Trust. Any assets held by the Trust will be subject to the claims of the Participating Company's general creditors under federal and state law in the event of the Insolvency of the Participating Company, provided however, that the only Trust Assets subject to the claims of a Participating Employee's general creditors shall be those assets allocated to the Participating Company Trust maintained for such Participating Company.

3.2   Participating Company Trusts.

3.2.1 Creation. The Trustee shall establish a separate Participating Company Trust for each Participating Company and credit the amount of contributions made by each Participating Company to that Participating Company's Trust. Each Participating Company Trust shall reflect a Participating Company's interest in the assets of the Trust Fund and shall not require any segregation of particular assets.

3.2.2 Asset Rollovers. In addition to holding in such Participating Company Trusts the contributions made thereto by the Participating Company from time to time, the Trustee shall deposit into each such Participating Company Trusts the amounts designated by the Participating Company as rollover assets from trusts that were created under any Acquired Company Plan to hold assets corresponding to the accounts of those participants under such Acquired Company Plans who, pursuant to Section 2.6 of the Plan, have elected to rollover their account balances from an Acquired Company Plan to the Plan.

3.2.3 Allocations. Following the allocation of assets to the Participating Company Trusts pursuant to Section 3.2.1, above, the Trustee shall allocate investment earnings and losses of the Trust Fund among the Participating Company Trusts in accordance with Section 7.2, below, and as directed by the Employer. Payments to general creditors pursuant to Section 5, below, shall be charged against the particular Participating Company Trust and not the Trust as a whole.

3.3 Subtrusts. If directed by the Administrator, the Trustee shall establish a separate Subtrust for a Participant and credit the amount of such contribution to that Participant's Subtrust. Each Subtrust shall reflect an individual interest in the assets of the Trust fund and shall not require any segregation of particular assets.

3.3.1 Allocations. Following the allocation of assets to Subtrusts pursuant to this Section 3.3, the Trustee shall allocate investment earnings and losses of the Trust fund among the Subtrusts in accordance with Section 7, below, and as directed by Company. Payments to general creditors pursuant to Section 5, below, shall be charged against the Subtrusts in proportion to their account balances, except that the payment of benefits to a Trust Beneficiary shall be charged against the Subtrust established or maintained for such Trust Beneficiary.

3.3.2 Allocations to Subtrust. Amounts allocated to a Participant's Subtrust may not be utilized to pay benefits to another Participant (or to a Beneficiary of another Participant). Following payment of a Participant's entire benefit under the Plan, including payment of a non-scheduled in-service distribution pursuant to Section 6.2.3 of the Plan (whether by the Trustee pursuant to the terms of this Trust Agreement or by the Participating Company or by a combination thereof), any amounts remaining allocated to that Participant's Subtrust shall be transferred by the Trustee to the Participating Company. In lieu of transferring such amounts, the Administrator may direct the Trustee to retain and allocate such amounts in the Trust in accordance with Section 7.3, below. Following payment of a Participant's entire benefit under the Plan, including payment of under Section 6.2.3 of the Plan (whether by the Trustee pursuant to the terms of this Trust Agreement or by the Participating Company or by a combination thereof), any life insurance policy held with respect to such Participant shall be transferred by the Trustee to the Participating Company. In lieu of transferring the policy, the Committee may direct the Trustee to designate a new beneficiary (which may be the Participating Company) under the policy or cash in the applicable Policy and cause such proceeds to be retained in Trust and allocated in accordance with Section 7.3, below.

4.    PAYMENTS TO PARTICIPANTS AND BENEFICIARIES

4.1 Payment Schedule. Pacific Capital shall deliver to the Trustee a schedule (the "Payment Schedule") that (a) indicates the amounts payable to each Participant and Beneficiary, and (b) provides a formula or other instructions acceptable to the Trustee for determining the amount so payable, the form in which such amount is to be paid (as provided for or available under the Plan), and the time for commencement of payment of such amounts. Except as otherwise provided in this Agreement, the Trustee shall make payments to the Participants and Beneficiaries in accordance with such Payment Schedule. If Subtrusts have been established for Participants, then the payment being made to any Participant (or his beneficiary) shall be made solely from the Subtrust established for the benefit of such Participant. The Trustee shall make provisions for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of such amounts pursuant to the Plan and shall pay amounts so withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Pacific Capital.

4.2 Determination of Entitlement. The entitlement of a Participant (or the Participant's Beneficiaries) to payments under the Plan shall be determined by Pacific Capital or such party as Pacific Capital shall designate under the Plan, and any claim for such payments shall be considered and reviewed under the procedures set out in the Plan.

4.3 Payments by Participating Company. A Participating Company may make payment directly to the Participants and Beneficiaries of amounts that become due under the terms of the Plan. The Participating Company shall notify the Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Participants and their Beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payment of benefits in accordance with the terms of the Plan, then the Participating Company shall make the balance of each such payment as it becomes due. The Trustee shall notify the Participating Company whenever the principal of the Trust and earnings thereon are not sufficient to make required payments.

5.    PAYMENTS UPON PARTICIPATING COMPANY INSOLVENCY

5.1 Insolvent. If any Participating Company becomes Insolvent, then the Trustee shall cease making payments to any Participants (and their Beneficiaries) from the Participating Company Trust maintained on behalf of such Participating Company.

5.2 Claims of General Creditors. At all times during the continuance of this Trust, the principal and income of each Participating Company Trust shall be subject under federal and state law to the extent set forth below to claims of general creditors of the Participating Company on whose behalf such Participating Company Trust is maintained.

5.2.1 Notice to Trustee. The Board of Trustees and the Chief Executive Officer of each Participating Company shall have the duty to inform the Trustee, in writing, if such Participating Company becomes Insolvent.

5.2.2 Claim by Creditor. If a person claiming to be a creditor of a Participating Employer alleges in writing to the Trustee that such Participating Company has become Insolvent, then the Trustee shall determine whether such Participating Company is Insolvent and, pending such determination, the Trustee shall discontinue payment of benefits to the Participants (and their Beneficiaries) on whose behalf such Participating Company made contributions to the Trust.

5.3 Trustee Inquiries and Reliance. Unless the Trustee has actual knowledge of a Participating Company's Insolvency, or has received notice from a Participating Company or a person claiming to be a creditor of a Participating Company alleging that such Participating Company is Insolvent, the Trustee shall have no duty to inquire whether a Participating Company is Insolvent. The Trustee in all events may rely on such evidence concerning a Participating Company's solvency that is furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination regarding a Participating Company's solvency.

5.4 Disposition of Assets. If at any time the Trustee has determined that a Participating Company is Insolvent, then the Trustee shall discontinue payments from the Participating Company Trust maintained for such Participating Company.

5.4.1 Status of Participants. Nothing in this Trust Agreement in any way shall diminish any rights of Participants and their Beneficiaries to pursue their rights as general creditors of any Insolvent Participating Company with respect to benefits due under the Plan or otherwise.

5.4.2 Resumption of Payments. The Trustee shall resume the payment of benefits to Participants (and their Beneficiaries) in accordance with Section 4 of this Agreement only after the Trustee has determined that the Insolvent Participating Company is not Insolvent (or is no longer Insolvent).

5.5 Post-Insolvency Payment. Provided that there are sufficient assets in the pertinent Participating Company Trust, if the Trustee discontinues the payment of benefits from the Trust pursuant to Sections 5.1 or 5.2.2, above, and thereafter resumes such payments, then the first payment following such discontinuance shall include the aggregate amount of all payments due to Participants and their Beneficiaries for the period of such discontinuance, less the aggregate amount of any payments made to Participants and their Beneficiaries in lieu of the payments provided for hereunder during any such period of discontinuance.

6.    PAYMENTS TO PARTICIPATING COMPANIES

      Except as provided in Section 5, above, neither Pacific Capital nor any other Participating Company shall have any right or power to direct the Trustee to return to any such entity or to divert to others any of the Trust assets before all payment of benefits have been made to Participants and their Beneficiaries pursuant to the terms of the Plan.

7.    INVESTMENT AUTHORITY

7.1 Investment. The Trustee shall invest the assets of the Trust (and each Subtrust, if any) in such stock, securities, obligations, and other assets as Pacific Capital shall direct from time to time, provided, in no event shall the Trustee invest in securities or obligations issued by Pacific Capital (other than an amounts held in common investment vehicles in which the Trustee may invest). All rights associated with assets of the Trust shall be exercised by the Trustee or the person designated by the Trustee in such manner as Pacific Capital shall direct, but in no event shall any such rights be exercisable by or rest with Plan Participants.

7.2 Disposition of Income and Losses. Subject to Section 7.3, below, all income received by the Trust, net of expenses, shall be accumulated and reinvested. Any income or loss attributable to the amount credited to a Participating Company Trust in accordance with Section 3.1.2, above, and any income or loss thereon, shall be credited to such Participating Company Trust and reinvested therein. Any income or loss attributable to the amount credited to a Subtrust pursuant to
Section 3.3, above, and the income or loss thereon, shall be credited to and reinvested in such Subtrust.

7.3 Excess Assets. If any assets remain in a Subtrust after death benefits are paid to a Beneficiary in accordance with the terms of the Plan, such excess assets which remain in the Trust shall be allocated to the Participating Company's Trust in such manner as the Administrator may designate.

8.    DISPOSITION OF INCOME

      During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.

9.    ACCOUNTING BY TRUSTEE

      The Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing by the Trustee and Pacific Capital. Within forty-five (45) days following the close of each calendar year and within forty-five (45) days after the removal or resignation of the Trustee, the Trustee shall deliver to Pacific Capital a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements, and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (including interest paid or receivable being shown separately), and showing all cash, securities, and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

10.   RESPONSIBILITY OF TRUSTEE

10.1 Standard of Care. The Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that the Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Pacific Capital which is contemplated by, and in conformity with, the terms of the Plan or this Agreement and is given in writing by Pacific Capital. In the event of a dispute between Pacific Capital and any other party regarding the amount payable, the Trustee may apply to a court of competent jurisdiction to resolve the dispute.

10.2 Attorneys' Fees. If the Trustee undertakes or defends any litigation arising in connection with this Trust, then Pacific Capital agrees to indemnify the Trustee against the Trustee's costs, expenses, and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto, and to be primarily liable for such payments. If Pacific Capital does not pay such costs, expenses, and liabilities within sixty (60) days of demand therefor and presentation of an invoice by the person to whom the payment was made or incurred, then the Trustee may obtain payment of the same from the Trust assets.

10.3 Agents. The Trustee may consult with legal counsel (who also may be counsel for Pacific Capital generally) with respect to any of its duties or obligations under this Agreement. The Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants, or other professionals to assist in the performance of any of its duties or obligations under this Agreement.

10.4 Powers. Subject to Section 10.5, below, the Trustee shall have, without exclusion all powers conferred on Trustee by applicable law, unless expressly provided otherwise in this Agreement, provided, however, that if an insurance policy is held as an asset of the Trust, then the Trustee shall have no power to name a beneficiary of the policy other than the Trust or to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor trustee, or to loan to any person the proceeds of any borrowing against such policy.

10.5 Limitation on Powers. Notwithstanding any powers granted to the Trustee pursuant to this Agreement or applicable law, the Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

11.   COMPENSATION AND EXPENSES OF TRUSTEE

      Pacific Capital shall pay all administrative and Trustee's expenses. If such fees and expenses are not paid within forty-five (45) days after presentation of an invoice therefor, then the amount of the fees and expenses shall be paid from the Trust assets.

12.   RESIGNATION AND REMOVAL OF TRUSTEE

12.1 Resignation. The Trustee may resign at any time by written notice to Pacific Capital, which shall be effective thirty (30) days after receipt of such notice by Pacific Capital, unless Pacific Capital and the Trustee agree otherwise.

12.2 Removal. The Trustee may be removed by Pacific Capital upon thirty (30) days' notice or upon shorter notice accepted by Trustee.

12.3 Transfer of Assets. Upon the resignation or removal of the Trustee and appointment of a successor Trustee, all assets of the Trust shall subsequently be transferred to the successor Trustee. The transfer shall be completed within forty-five (45) days after receipt of notice of resignation, removal, or transfer unless Pacific Capital extends such time limit.

12.4 Successor. If the Trustee resigns or is removed, then a successor shall be appointed, in accordance with Section 13, below, prior to the effective date of such resignation or removal under Sections 12.4 or 12.2, above. If no such appointment has been made by such time, then the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustee in connection with such proceeding shall be allowed as administrative expenses of the Trust.

13.   APPOINTMENT OF SUCCESSOR

13.1 Appointment. If the Trustee resigns or is removed in accordance with Sections 12.1 or 12.2, above, then Pacific Capital may appoint any third party, such as a bank or trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace the Trustee upon resignation and removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Pacific Capital or the successor Trustee to evidence the transfer.

13.2 Examination and Indemnity. The successor Trustee need not examine the records and acts of any prior Trustee and (subject to the express limitations imposed by this Agreement) may retain or dispose of existing Trust assets. The successor Trustee shall not be responsible for and Pacific Capital shall indemnify and defend the successor Trustee from, any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

14.   AMENDMENT OR TERMINATION

14.1 Amendment. This Agreement may be amended by a written instrument executed by the Trustee and Pacific Capital. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or make the Trust revocable after it has become irrevocable.

14.2 Termination. The Trust shall not terminate until the date on which Plan Participants and their Beneficiaries no longer are entitled to benefits pursuant to the terms of the Plan. Upon termination of the Trust, any assets remaining in the Trust shall be returned to Pacific Capital.

14.3 Ratification. Upon written approval of Plan Participants or Beneficiaries entitled to payment of Benefits under the Plan, Pacific Capital may terminate this Trust prior to the time all benefit payments under the Plan have been made. All assets in the Trust at termination of the Trust shall be returned to Pacific Capital.

15.   MISCELLANEOUS

15.1 Effect of Law. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions of this Agreement.

15.2 Prohibition Against Assignment. Any benefits payable to Plan Participants and their Beneficiaries pursuant to this Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

15.3 Governing Law. This Agreement shall be governed by and is construed in accordance with the terms of the laws of the State of California.

16.   EFFECTIVE DATE

      The effective date of this Agreement shall be December 15, 1999.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement, effective on the date set forth above.

      "PACIFIC CAPITAL:"

PACIFIC CAPITAL BANCORP, a California corporation

By:___________________________________
      Jay D. Smith, Senior Vice President

--------------------------------------
      Date


      "TRUSTEE:"

SANTA BARBARA BANK & TRUST, a California corporation

By:_____________________________________
      Name & Title:

----------------------------------------
      Date

EXHIBIT 23.1
Consent of Arthur Andersen LLP with respect to financial statements of the Registrant




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated February 4, 2000, included in this Form 10-K, into the previously filed Form S-8 Registration Statements, File Nos. 33-5493, 2-83293, 33-43560, 33-48724, 333-05117, 333-05119 and 333-74831 of Pacific Capital Bancorp
(formerly known as Santa Barbara Bancorp) and subsidiaries.





Los Angeles, California
March 21, 2000

EXHIBIT 23.2
Consent of KPMG LLP with respect to the financial statements of the Registrant.





The Board of Directors
Pacific Capital Bancorp:

We consent to incorporation by reference in the registration statement Nos. 33-5493, 2-83293, 33-43560, 33-48724, 333-05117, 333-05119, and 333-74831 on
Form S-8 of Pacific Capital Bancorp and subsidiaries of our report dated January 23, 1998, relating to the consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1997, of the predecessor Pacific Capital Bancorp (prior to its merger into Santa Barbara Bancorp) which report appears in the December 31, 1999, annual report on Form 10-K of the new Pacific Capital Bancorp.




Mountain View, California
March 20, 2000