Form 10-Q
period 2000-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2000-08-14
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

Commission File No.: 0-11113

OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________  to  ____________


                             PACIFIC CAPITAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               California                                       95-3673456
--------------------------------------------              ----------------------
    (State or other jurisdiction of                         (I.R.S.  Employer
     incorporation or organization)                         Identification No.)

       200 E. Carrillo Street, Suite 300
           Santa Barbara, California                              93101
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

Yes               X                 No
         ------------------              ------------------

Common Stock - As of August 9, 2000 there were 24,648,887 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999

              Consolidated Statements of Income

                  Six and Three-Month Periods Ended June 30, 2000 and 1999

              Consolidated Statements of Cash Flows
                  Six-Month Period Ended June 30, 2000 and 1999

              Consolidated Statements of Comprehensive Income
                  Six and Three-Month Periods Ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as supplemented by the first and second quarter 2000 Forms 10-Q.

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

       Item 1.    Legal proceedings

       Item 4.    Submission of Matters to a vote of security holders

       Item 5.    Other information

       Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                                     PART 1

                              FINANCIAL INFORMATION

                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES

                    Consolidated Balance Sheets (Unaudited)
                  (dollars in thousands except share amounts)

                                                          June 30,  December 31,
                                                            2000         1999
                                                         ----------   ----------
Assets:
     Cash and due from banks                             $  170,944   $  121,500
     Federal funds sold and securities
        purchased under
        agreements to resell                                105,000           --
                                                         ----------   ----------
           Cash and cash equivalents                        275,944      121,500
                                                         ----------   ----------
     Securities (Note 4):
        Held-to-maturity                                    118,034      153,264
        Available-for-sale                                  636,586      528,426
     Commercial paper                                        24,637           --
     Loans, net of allowance of  $26,568 at
        June 30, 2000 and $28,686 at
        December 31, 1999 (Note 5)                        2,057,871    1,953,193
     Premises and equipment, net                             44,188       35,175
     Accrued interest receivable                             19,549       17,345
     Other assets (Note 6)                                   74,636       70,379
                                                         ----------   ----------
              Total assets                               $3,251,445   $2,879,282
                                                         ==========   ==========

Liabilities:
     Deposits:
        Noninterest bearing demand deposits              $  560,435   $  546,193
        Interest bearing deposits                         2,214,543    1,893,988
                                                         ----------   ----------
           Total Deposits                                 2,774,978    2,440,181
     Securities sold under agreements
        to repurchase and Federal funds purchased            82,984       80,507
     Long-term debt and other borrowings (Note 7)           108,732       98,801
     Accrued interest payable and other liabilities          26,818       25,220
                                                         ----------   ----------
           Total liabilities                              2,993,512    2,644,709
                                                         ----------   ----------

Shareholders' equity

     Common stock (no par value; $0.33 per share stated value;
        60,000,000 authorized; 24,640,402 outstanding at
        June 30, 2000 and 24,554,294 at December 31,
        1999                                                8,215         8,186
     Surplus                                               99,822        99,283
     Accumulated other comprehensive income (Note 8)       (5,186)       (6,447)
     Retained earnings                                    155,082       133,551
                                                      -----------   -----------
           Total shareholders' equity                     257,933       234,573
                                                      -----------   -----------
              Total liabilities and shareholders'
                equity                                $ 3,251,445   $ 2,879,282
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


                                               PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                            Consolidated Statements of Income (Unaudited)
                                           (dollars in thousands except per share amounts)

                                                                           For the Six-Month                  For the Three-Month
                                                                              Period Ended                       Period Ended
                                                                                June 30,                            June 30,
                                                                        --------------------------        -------------------------
                                                                          2000             1999             2000             1999
                                                                        ---------        ---------        ---------       ---------
Interest income:
     Interest and fees on loans                                         $ 108,551        $  81,487        $  46,677       $  38,292
     Interest on securities                                                22,528           21,866           11,890          10,602
     Interest on Federal funds sold and securities
        purchased under agreement to resell                                 7,965            2,673            3,200             703
     Interest on commercial paper                                           1,398              331            1,214              74
                                                                        ---------        ---------        ---------       ---------
        Total interest income                                             140,442          106,357           62,981          49,671
                                                                        ---------        ---------        ---------       ---------
Interest expense:
     Interest on deposits                                                  46,116           30,011           23,195          14,735
     Interest on securities sold under agreements
        to repurchase and Federal funds purchased                           1,541              746              870             484
     Interest on other borrowed funds                                       3,888            1,723            1,803             991
                                                                        ---------        ---------        ---------       ---------
        Total interest expense                                             51,545           32,480           25,868          16,210
                                                                        ---------        ---------        ---------       ---------
Net interest income                                                        88,897           73,877           37,113          33,461
Provision for loan losses                                                   7,501            4,559            1,928             840
                                                                        ---------        ---------        ---------       ---------
     Net interest income after provision for loan losses                   81,396           69,318           35,185          32,621
                                                                        ---------        ---------        ---------       ---------
Other operating income:
     Service charges on deposits                                            4,879            4,531            2,518           2,296
     Trust fees                                                             7,210            6,568            3,387           3,159
     Other service charges, commissions and fees, net                      14,018           12,131            4,243           3,596
     Net (loss) gain on securities transactions                              (498)            (286)               1            (109)
     Other operating income                                                   622              609              345             342
                                                                        ---------        ---------        ---------       ---------
        Total other income                                                 26,231           23,553           10,494           9,284
                                                                        ---------        ---------        ---------       ---------
Other operating expense:
     Salaries and benefits                                                 28,406           25,326           13,774          12,531
     Net occupancy expense                                                  5,266            4,725            2,497           2,467
     Equipment expense                                                      2,952            2,992            1,512           1,432
     Other expense                                                         19,519           21,837            9,479          10,925
                                                                        ---------        ---------        ---------       ---------
        Total other operating expense                                      56,143           54,880           27,262          27,355
                                                                        ---------        ---------        ---------       ---------
Income before income taxes                                                 51,484           37,991           18,417          14,550
Applicable income taxes                                                    20,109           14,427            6,862           5,507
                                                                        ---------        ---------        ---------       ---------
               Net income                                               $  31,375        $  23,564        $  11,555       $   9,043
                                                                        =========        =========        =========       =========

Earnings per share - basic (Note 2)                                     $    1.28        $    0.97        $    0.47       $    0.37
Earnings per share - diluted (Note 2)                                   $    1.26        $    0.95        $    0.47       $    0.37


                                    See accompanying notes to consolidated condensed financial statements



                                      PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)
                                              (dollars in thousands)

                                                                                                          For the Six-Month
                                                                                                         Period Ended June 30,
                                                                                                    -------------------------------
                                                                                                       2000                  1999
                                                                                                    ---------             ---------
Cash flows from operating activities:
    Net Income                                                                                      $  31,375             $  23,564
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                                                    3,239                 3,132
       Provision for loan and lease losses                                                              7,501                 4,559
       Net amortization of discounts and premiums for
         securities and bankers' acceptances and
         commercial paper                                                                              (4,968)               (2,915)
       Net change in deferred loan origination
         fees and costs                                                                                   170                   165
       Net loss on sales and calls of securities                                                          498                   286
       Change in accrued interest receivable and other assets                                          (5,918)              (16,610)
       Change in accrued interest payable and other liabilities                                         1,640                (8,141)
                                                                                                    ---------             ---------
         Net cash provided by operating activities                                                     33,537                 4,040
                                                                                                    ---------             ---------
Cash flows from investing activities:

       Proceeds from call or maturity of securities                                                    77,019               147,481
       Purchase of securities                                                                        (194,026)              (45,537)
       Proceeds from sale of securities                                                                47,378                14,807
       Proceeds from maturity of commercial paper                                                     102,000                45,000
       Purchase of commercial paper                                                                  (160,484)              (29,805)
       Proceeds from sale of commercial paper                                                          34,930                  --
       Net increase in loans made to customers                                                       (112,349)             (238,648)
       Purchase or investment in premises and equipment                                               (11,534)               (4,143)
                                                                                                    ---------             ---------
         Net cash used in investing activities                                                       (217,066)             (110,845)
                                                                                                    ---------             ---------
Cash flows from financing activities:

       Net increase (decrease) in deposits                                                            334,797                (6,224)
       Net increase in borrowings with maturities
         of 90 days or less                                                                             2,477                20,589
       Net increase in long-term debt and other
         borrowings                                                                                     9,931                71,075
       Proceeds from issuance of common stock                                                              22                 2,370
       Dividends paid                                                                                  (9,340)               (8,763)
                                                                                                    ---------             ---------
         Net cash provided by financing activities                                                    337,887                79,047
                                                                                                    ---------             ---------
    Net increase (decrease) in cash and cash equivalents                                              154,358               (27,758)
    Cash and cash equivalents at beginning of period                                                  121,586               185,663
                                                                                                    ---------             ---------
    Cash and cash equivalents at end of period                                                      $ 275,944             $ 157,905
                                                                                                    =========             =========

Supplemental disclosure:
    Cash paid for the six months ended:
       Interest                                                                                     $  54,941             $  32,212
       Income taxes                                                                                 $  18,190             $  16,067
       Non-cash additions to loans                                                                  $    --               $     178


                                See accompanying notes to consolidated condensed financial statements


                                               PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                     Consolidated Statements of Comprehensive Income (Unaudited)
                                           (dollars in thousands except per share amounts)

                                                                             For the Six-Month                For the Three-Month
                                                                                Period Ended                     Period Ended
                                                                                  June 30,                          June 30,
                                                                           ------------------------        ------------------------
                                                                             2000            1999            2000            1999
                                                                           --------        --------        --------        --------
Net income                                                                 $ 31,375        $ 23,564        $ 11,555        $  9,043
Other comprehensive income, net of tax (Note 8):
   Unrealized loss on securities:
    Unrealized holding gains (losses) arising during period                   1,767          (5,250)          1,225          (4,030)
    Less: reclassification adjustment for losses
      included in net income                                                   (506)           (286)             (7)           (109)
                                                                           --------        --------        --------        --------
       Other comprehensive income (loss)                                      1,261          (5,536)          1,218          (4,139)
                                                                           --------        --------        --------        --------
Comprehensive income                                                       $ 32,636        $ 18,028        $ 12,773        $  4,904
                                                                           ========        ========        ========        ========


                               See accompanying notes to consolidated  condensed financial statements.


                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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


The computation of basic and diluted earnings per share for the six and three-month periods ended June 30, 2000 and 1999, was as follows (shares and net income amounts in thousands):

                                              Six-month Period                Three-month Period
                                            Basic         Diluted            Basic         Diluted
                                           Earnings      Earnings          Earnings        Earnings
                                          Per Share      Per Share         Per Share      Per Share
                                          -----------   ------------      ------------    -----------
Ended June 30, 2000
Numerator --net income                      $ 31,375       $ 31,375          $ 11,555        $11,555

Denominator --weighted average

      shares outstanding                      24,590         24,590            24,613         24,613
Plus: net shares issued in
      assumed stock option exercises                            244                              207
Diluted denominator                                          24,834                           24,820

Earnings per share                          $   1.28       $   1.26           $  0.47        $  0.47

Ended June 30, 1999
Numerator --net income                      $ 23,564       $ 23,564           $ 9,043        $ 9,043

Denominator --weighted average

      shares outstanding                      24,316         24,316            24,391         24,391
Plus: net shares issued in
      assumed stock option exercises                            375                              372
Diluted denominator                                          24,691                           24,763

Earnings per share                          $   0.97      $    0.95          $   0.37        $  0.37




3.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the six and three-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1999 have been reclassified to be consistent with the reporting for 2000.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

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

SBB&T and FNB are members of the Federal Reserve Bank of San Francisco ("FRB"). SBB&T and FNB are also members of the Federal Home Loan Bank of San Francisco ("FHLB"). The banks are required to hold shares of stock in these two organizations as a condition of membership. These shares are reported as equity securities in the available-for-sale portfolio.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(in thousands)                                 Held-to-    Available-
                                               Maturity      for-Sale      Total
                                             -----------------------------------
June 30, 2000 Amortized cost:

      In one year or less                         $ 48,163   $ 91,932   $140,095
      After one year through five years             24,675    448,807    473,482
      After five years through ten years             7,537     25,182     32,719
      After ten years                               37,659     68,560    106,219
      Equity securities                                  0     10,741     10,741
                                                  --------   --------   --------
                  Total securities                $118,034   $645,222   $763,256
                                                  ========   ========   ========

Estimated market value:
      In one year or less                         $ 48,533   $ 91,507   $140,040
      After one year through five years             26,796    442,536    469,332
      After five years through ten years             8,221     24,129     32,350
      After ten years                               40,522     67,673    108,195
      Equity securities                                  0     10,741     10,741
                                                  --------   --------   --------
                  Total securities                $124,072   $636,586   $760,658
                                                  ========   ========   ========

December 31,1999 Amortized cost:

      In one year or less                         $ 59,920   $ 92,661   $152,581
      After one year through five years             48,445    376,113    424,558
      After five years through ten years             7,080     24,277     31,357
      After ten years                               37,819     34,848     72,667
      Equity securities                                  0     11,649     11,649
                                                  --------   --------   --------
                  Total securities                $153,264   $539,548   $692,812
                                                  ========   ========   ========
Estimated market value:
      In one year or less                         $ 60,466   $ 92,524   $152,990
      After one year through five years             51,264    369,999    421,263
      After five years through ten years             7,778     22,889     30,667
      After ten years                               39,642     31,365     71,007
      Equity securities                                  0     11,649     11,649
                                                  --------   --------   --------
                  Total securities                $159,150   $528,426   $687,576
                                                  ========   ========   ========


The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:


                                                                    Gross             Gross           Estimated
                  (in thousands)                                  Amortized        Unrealized         Unrealized             Market
                                                                    Cost              Gains              Losses              Value
                                                                  --------           --------           --------            --------
June 30, 2000
Held-to-maturity:
     U.S. Treasury obligations                                    $ 12,483           $      6           $    (12)           $ 12,477
     U.S. agency obligations                                        12,501                 --                (69)             12,432
     Mortgage-backed securities                                        394                  5                 --                 399
     State and municipal securities                                 92,656              6,121                (13)             98,764
                                                                  --------           --------           --------            --------
        Total held-to-maturity                                     118,034              6,132                (94)            124,072
                                                                  --------           --------           --------            --------
Available-for-sale:
     U.S. Treasury obligations                                     126,104                155               (788)            125,471
     U.S. agency obligations                                       231,938                156             (1,887)            230,207
     Mortgage-backed securities                                    165,365                 64             (5,126)            160,303
     Asset-backed securities                                        33,206                  1               (206)             33,001
     State and municipal securities                                 77,868              1,211             (2,216)             76,863
     Equity securities                                              10,741                 --                 --              10,741
                                                                  --------           --------           --------            --------
                                                                                                                            --------
        Total available-for-sale                                   645,222              1,587            (10,223)            636,586
                                                                  --------           --------           --------            --------
           Total securities                                       $763,256           $  7,719           $(10,317)           $760,658
                                                                  ========           ========           ========            ========
December 31, 1999
Held-to-maturity:
     U.S. Treasury obligations                                    $ 35,043           $     64           $    (40)           $ 35,067
     U.S. agency obligations                                        12,502                 --                (87)             12,415
     Mortgage-backed securities                                        556                  8                 (1)                563
     State and municipal securities                                105,163              6,235               (293)            111,105
                                                                  --------           --------           --------            --------
        Total held-to-maturity                                     153,264              6,307               (421)            159,150
                                                                  --------           --------           --------            --------
Available-for-sale:
     U.S. Treasury obligations                                     121,701                 49               (691)            121,059
     U.S. agency obligations                                       177,985                 --             (2,197)            175,788
     Mortgage-backed securities                                    172,333                 21             (4,849)            167,505
     Asset-backed securities                                        10,979                  7               (114)             10,872
     State and municipal securities                                 44,901                 42             (3,390)             41,553
     Equity securities                                              11,649                 --                 --              11,649
                                                                  --------           --------           --------            --------
        Total available-for-sale                                   539,548                119            (11,241)            528,426
                                                                  --------           --------           --------            --------
           Total securities                                       $692,812           $  6,426           $(11,662)           $687,576
                                                                  ========           ========           ========            ========


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

5.   Loans and the Allowance for Credit Losses


The balances in the various loan categories are as follows:


(in thousands)                           June 30, 2000      December 31, 1999     June 30, 1999
Real estate:
              Residential                $    521,868          $   484,562            $   471,342
              Non-residential                 490,853              435,913                523,145
              Construction                    134,638              171,870                143,589
Commercial loans                              586,968              577,407                387,391
Home equity loans                              57,917               49,902                 48,296
Consumer loans                                169,537              148,051                134,915
Leases                                        105,428               93,322                 92,219
Municipal tax-exempt obligations               11,484               12,530                  8,388
Other loans                                     5,746                8,322                  7,918
                                      ----------------    -----------------      -----------------
              Total loans                 $ 2,084,439          $ 1,981,879            $ 1,817,203
                                      ================    =================      =================

The loan balances at June 30, 2000,  December 31, 1999 and June 30, 1999 are net
of  approximately  $5,053,000,   $4,781,000,  and  $4,591,000  respectively,  in
deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of June 30, 2000, December 31, 1999 and June 30, 1999:

                               June 30, 2000   December 31, 1999   June 30, 1999
                               -------------   -----------------   -------------
Loans identified

    as impaired                    $ 8,511         $ 9,496            $12,644
Impaired loans for
   which a valuation
   allowance has been
   determined                      $ 8,311         $ 8,221            $ 8,551
Amount of valuation
     allowance                     $ 3,415         $ 3,726            $ 5,298
Impaired loans for which
   no valuation allowance
   was determined necessary        $   200         $ 1,275            $ 4,093

Because  the  loans   currently   identified   as  impaired   have  unique  risk
characteristics, the valuation allowance is determined on a loan-by-loan basis.

The following table discloses additional information (dollars in thousands) about impaired loans for the six and three-month periods ended June 30, 2000 and 1999:

                                   Six-month Periods       Three-month Periods
                                     Ended June 30,           Ended June 30,
                                   2000       1999          2000          1999
Average amount of recorded
investment in impaired loans      $7,115     $4,878       $ 7,338       $11,661
Collections of interest from
impaired loans and recognized
as interest income                $   --     $   --       $    --       $    --


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

The valuation allowance for impaired loans of $3.4 million as of June 30, 2000 is included with the general allowance for credit losses of $26.4 million in the "All Other Loans" column in the statement of changes in the allowance account for the first six months of 2000 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)                                               All
                                             Tax Refund     Other
                                                Loans       Loans        Total
                                               --------    --------    --------
Balance, December 31, 1999                     $    488    $ 28,198    $ 28,686
Provision for loan losses                         3,631       3,844       7,475
Loan losses charged against allowance            (6,226)     (6,470)    (12,696)
Loan recoveries added to allowance                2,248         855       3,103
                                               --------    --------    --------
Balance, June 30, 2000                         $    141    $ 26,427    $ 26,568
                                               ========    ========    ========

Balance, December 31, 1998                     $    333    $ 28,963    $ 29,296
Provision for loan losses                         2,816       1,657       4,473
Loan losses charged against allowance            (5,518)     (2,115)     (7,633)
Loan recoveries added to allowance                2,369       1,111       3,480
                                               --------    --------    --------
Balance, June 30, 1999                         $      0    $ 29,616    $ 29,616
                                               ========    ========    ========

6.     Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of June 30, 2000 and December 31, 1999, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for June 30, 2000 and December 31, 1999, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of intangibles is $15.8 million. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset (impairment), a charge against current earnings would be recorded. No such impairment existed at June 30, 2000 or December 31, 1999.

7.       Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $78.0 million and $85.0 million of advances from the Federal Home Loan Bank of San Francisco at June 30, 2000 and December 31, 1999, respectively.

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

When a security that had been classified as available-for-sale is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed. These adjustments are reported in the consolidated statements of comprehensive income as a reclassification adjustment for gains (losses) included in net income.

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


                                                                       Tax
 (in thousands)                Branch       Retail     Wholesale      Refund                    Northern       All
                             Activities    Lending      Lending      Programs     Fiduciary      Region       Other         Total
                             ----------   ----------   ----------   ----------    ----------   ----------   ----------    ----------
Six months ended
     June 30, 2000

Revenues from

  external customers         $    5,290   $   31,055   $   31,386   $   25,610    $    7,184   $   40,686   $   28,321    $  169,532
Intersegment revenues            54,833          145           --        1,982         2,088           --      (39,156)       19,892
                             ----------   ----------   ----------   ----------    ----------   ----------   ----------    ----------
Total revenues               $   60,123   $   31,200   $   31,386   $   27,592    $    9,272   $   40,686   $  (10,835)   $  189,424
                             ==========   ==========   ==========   ==========    ==========   ==========   ==========    ==========

Profit (Loss)                $   13,769   $    6,033   $    8,573   $   17,083    $    4,162   $   12,572   $   (7,849)   $   54,343
Interest income                      49       30,451       30,818       18,394            --       37,156       26,433       143,301
Interest expense                 33,849          148            3           --         1,673       12,079        3,794        51,545
Internal charge for funds           456       19,867       18,533        3,153            --           --      (22,117)       19,892
Depreciation                        651           95           54           71            67          517        1,066         2,521
Total assets                     14,506      771,624      653,937          (85)        1,912      956,486      853,065     3,251,445
Capital expenditures                 --           --           --           --            --        2,670       11,494        14,163

Six months ended
     June 30, 1999

Revenues from

  external customers         $    5,456   $   25,544   $   25,416   $   14,520    $    5,609   $   34,296   $   21,860    $  132,701
Intersegment revenues            36,260          100           --        1,937         1,190           --        6,813        46,300
                             ----------   ----------   ----------   ----------    ----------   ----------   ----------    ----------
Total revenues               $   41,716   $   25,644   $   25,416   $   16,457    $    6,799   $   34,296   $   28,673    $  179,001
                             ==========   ==========   ==========   ==========    ==========   ==========   ==========    ==========

Profit (Loss)                $    9,572   $    6,488   $    9,125   $   10,123    $    3,421   $   11,147   $   (9,094)   $   40,782
Interest income                      30       25,007       24,732        7,968            --       31,396       20,015       109,148
Interest expense                 19,370          102            2           --         1,054        9,824        2,128        32,480
Internal charge for funds           392       15,113       13,359          641            --           --       16,795        46,300
Depreciation                        780           74           34           48            72          637          769         2,414
Total assets                     13,509      656,487      608,278          230         1,306      864,940      613,780     2,758,530
Capital expenditures                 --           --           --           --            --          516        2,932         3,448





                                                                   Tax
 (in thousands)               Branch      Retail     Wholesale    Refund                     Northern         All
                            Activities    Lending     Lending    Programs     Fiduciary       Region         Other         Total
                            ----------   ---------   ---------   --------    -----------   -----------   -----------    -----------
Three months ended
    June 30, 2000

Revenues from

  external customers        $    2,759   $  15,905   $  15,733   $  1,388    $     3,363   $    20,571   $    15,222    $    74,941
Intersegment revenues           28,229          93          --         93          1,238            --       (42,929)       (13,276)
                            ----------   ---------   ---------   --------    -----------   -----------   -----------    -----------
Total revenues              $   30,988   $  15,998   $  15,733   $  1,481    $     4,601   $    20,571   $   (27,707)   $    61,665
                            ==========   =========   =========   ========    ===========   ===========   ===========    ===========

Profit (Loss)               $    8,182   $   3,279   $   4,197   $    295    $     2,041   $     6,363   $    (4,474)   $    19,883
Interest income                     24      15,624      15,416        781             --        18,729        13,876         64,450
Interest expense                16,577          94           1         --            902         6,171         2,124         25,869
Internal charge for funds          208      10,141       9,363        377             --            --       (33,365)       (13,276)
Depreciation                       317          49          28         43             34           247           572          1,290
Total assets                    14,506     771,624     653,937        (85)         1,912       956,486       853,065      3,251,445
Capital expenditures                --          --          --         --             --            91         8,111          8,202

Three months ended
    June 30, 1999

Revenues from

  external customers        $    3,379   $  13,317   $  13,025   $  1,136    $     2,208   $    17,289   $     9,961    $    60,315
Intersegment revenues           18,057          47          --        224            570            --         3,276         22,174
                            ----------   ---------   ---------   --------    -----------   -----------   -----------    -----------
Total revenues              $   21,436   $  13,364   $  13,025   $  1,360    $     2,778   $    17,289   $    13,237    $    82,489
                            ==========   =========   =========   ========    ===========   ===========   ===========    ===========

Profit (Loss)               $    4,990   $   3,551   $   4,962   $    588    $     1,568   $     5,370   $    (5,119)   $    15,910
Interest income                     16      13,090      12,726        491             --        15,760         8,951         51,034
Interest expense                 9,508          47           2         --            498         4,843         1,312         16,210
Internal charge for funds          193       7,581       6,937         95             --            --         7,368         22,174
Depreciation                       381          37          11         24             36           306           417          1,212
Total assets                    13,509     656,487     608,278        230          1,306       864,940       613,780      2,758,530
Capital expenditures                --          --          --         --             --           481         1,363          1,844


The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the six- and three-month periods ended June 30, 2000 and 1999.

                                 Six months ended         Three months ended
                                      June 30,                  June 30,
                                  2000        1999          2000         1999
                               ---------    ---------    ---------    ---------
Total revenues for

  reportable segments          $ 189,424    $ 179,001    $  61,665    $  82,489
Elimination of

  intersegment revenues          (19,892)     (46,300)      13,276      (22,174)
Elimination of taxable

  equivalent adjustment           (2,859)      (2,791)      (1,466)      (1,360)
                               ---------    ---------    ---------    ---------
Total consolidated revenues    $ 166,673    $ 129,910    $  73,475    $  58,955
                               =========    =========    =========    =========

Total profit or loss
  for reportable segments      $  54,343    $  40,782    $  19,883    $  15,910
Elimination of taxable

  equivalent adjustment           (2,859)      (2,791)      (1,466)      (1,360)
                               ---------    ---------    ---------    ---------
Income before income taxes     $  51,484    $  37,991    $  18,417    $  14,550
                               =========    =========    =========    =========


10.      New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued in June of 1998 and will become effective for the Company as of January 1, 2001. In Management's opinion this statement is not expected to have a material impact on the operating results or the financial position of the Company.

The Securities and Exchange  Commission's Staff Accounting Bulletin No. 101 (SAB
101) was issued in December of 1999 and will become effective during the fourth quarter of 2000. Management believes that the Company's revenue recognition policies comply with the content of Topic 13: Revenue Recognition. As such, this SAB is not expected to have a material impact on the operating results or the financial position of the Company.

11.      Contingencies

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages are not specified in the papers received by the Company. Therefore, Management cannot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") posted earnings of $11.6 million for the quarter ended June 30, 2000, up $2.5 million over the same quarter last year. Diluted earnings per share for the second quarter of 2000 were $0.47 compared to $0.37 earned in the second quarter of 1999.

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

Compared to the second quarter of 1999, net interest income (the difference between interest income and interest expense) increased by $3.7 million in the second quarter of 2000, an increase of 10.9%. This was due primarily to additional interest on loans, as the loan balances increased 14.7% from $1.82 billion at June 30, 1999, to $2.08 billion a year later. Interest income from loans for the quarter was $46.7 million, up $8.4 million or 21.9%. Deposits increased $451.5 million or 19.4% over the last 12 months. As explained below, a substantial portion of this increase related to certificates of deposits issued to fund the income tax refund loans. Because of these deposits, interest expense for the three- and six-month periods ended June 30, 2000 was higher compared to the same periods of 1999.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.1 million over the same quarter of 1999. Trust and Investment Services fees were up $228,000.

Provision expense for the second quarter of 2000 for loans other than tax refund loans was $1.9 million, compared to the $783,000 provided in the second quarter of 1999. The increase was due to the growth in the loan portfolios and to maintain the allowance for credit loss after charging off a few larger loans.

Noninterest expense was slightly less in the second quarter of 2000 than in the same quarter of 1999. A major reason for this decrease was the expenses incurred in 1999 in connection with the integration project for data processing systems after the merger with the former Pacific Capital Bancorp and for addressing the Century Date Change ("Y2K"). This lower level of expenses in conjunction with the additional income compared to 1999 resulted in a decrease in the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, from 61.87% for the second of 1999 to 55.56% for the second quarter of 2000.

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

Chart 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

$3,500                                                     AA
$3,450                                                       A
$3,400                                                        A
$3,350                                                    A    A
$3,300                                                          AAA
$3,250

$3,200                                                   A
$3,150
$3,100

$3,050                                                  A
$3,000                                                     D
$2,950                                                 A     D
$2,900                                                    D   D
$2,850                                          AAAAAAA        DDDD
$2,800                                AAAA     A
$2,750                                    AAAAA          D
$2,700                               A
$2,650                              A                   D
$2,600                           AAA
$2,550                         AA                      D
$2,500                      AAA
$2,450                     A          DDD       DDDDDDD
$2,400             AAAAAAAA          D   D    DD
$2,350            A                 D     DDDD
$2,300           A               DDD
$2,250          A           DDDDD
$2,200         A           D
$2,150        A    DDDDDDDD
$2,100            D
$2,050       A
$2,000      A    D
$1,950          D
$1,900     A   D
$1,850    A   D
$1,800  AA   D
$1,750

$1,700 A    D
$1,650     D
$1,600    D
$1,550  DD

$1,500 D

                  1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd
        '96  '97  '98  '98  '98  '98  '99  '99  '99  '99  '00  '00

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

Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 93.7% of its assets during the second quarter of 2000. This compares with an average of 89.9% for peer FDIC-Insured Commercial Banks. (See Note A. Notes are found at the end of this report.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure, avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks which are faster than those used by most banks of comparable size. These systems permit the Company to put the cash to use more quickly. At the Company's current size (excluding the extra assets due to the certificates of deposits added for the tax refund loan program), these and other steps have resulted in about $118 million more assets earning interest during the second quarter of 2000 than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.

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

The first table following shows the average balances of the major categories of earning assets and liabilities for the six-month periods ended June 30, 1999 and 2000 together with the related interest income and expense. The second table shows the same data for the three-month periods ended June 30, 1999 and 2000. The third table, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 1999 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 1 shows that for the first half of 2000, NOW accounts averaged $313,111,000, interest expense for them was $1,080,000, and the average rate paid was 0.69%. In the first half of 1999, NOW accounts (interest bearing demand) averaged $294,129,000, interest expense for them was $1,133,000, and the average rate paid was 0.78%. Table 3 shows that the $53,000 decrease in interest expense for demand deposits from the first half of 1999 to the first half of 2000 is the net result of a $186,000 increase in interest expense due to the higher balances in 2000, offset by a reduction of $239,000 in interest expense due to the lower rates paid during 2000.

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


TABLE 1 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)                                   Six months ended                          Six months ended
                                                          June 30, 2000                             June 30, 1999
                                                ------------------------------------      ----------------------------------
                                                 Average       Income/      Yield/         Average        Income/    Yield/
                                                 Balances      Expense       Rate         Balances      Expense       Rate
                                                ------------------------------------      ----------------------------------
ASSETS

Short-term investments                            $315,785       $9,363       5.95%        $126,374      $3,004       4.74%
Securities: (2)
    Taxable                                        572,002       17,651       6.19%         587,850      17,399       5.97%
    Non-taxable                                    149,158        7,556      10.13%         133,219       6,966      10.46%
                                                -----------    ---------                  ----------    --------
      Total securities                             721,160       25,207       7.00%         721,069      24,365       6.46%
                                                -----------    ---------                  ----------    --------
Loans and leases: (3)
    Commercial                                     594,066       28,145       9.50%         385,446      16,953       8.87%
    Ready equity                                    55,431        2,648       9.58%          46,754       2,038       8.79%
    Real estate                                  1,091,106       45,559       8.35%       1,027,928      43,432       8.45%
    Installment and consumer loans                 178,790        9,166      10.28%         151,618       7,314       9.73%
    Leasing                                        109,036        5,420       9.97%          88,256       4,366       9.98%
    Tax refund loans                               121,538       17,793      29.36%          24,988       7,595      61.29%
                                                -----------    ---------                  ----------    --------
      Total loans and leases                     2,149,967      108,731      10.13%       1,724,990      81,698       9.51%
                                                -----------    ---------                  ----------    --------
      Total earning assets                       3,186,912      143,301       9.01%       2,572,433     109,067       8.50%
Allowance for credit losses                        (30,211)                                 (31,411)
Other assets                                       234,754                                  208,685
                                                -----------                               ----------
TOTAL ASSETS                                    $3,391,455                                $2,749,707
                                                ===========                               ==========

LIABILITIES
Deposits:

    Interest-bearing demand                       $313,111        1,080       0.69%        $294,129       1,133       0.78%
    Savings and money market                       844,847       13,933       3.31%         770,861      10,253       2.68%
    Time deposits                                1,132,458       31,103       5.51%         783,427      18,625       4.79%
                                                -----------    ---------    --------      ----------    --------
      Total interest-bearing deposits            2,290,416       46,116       4.04%       1,848,417      30,011       3.27%
Borrowed funds                                     178,749        5,429       6.09%          94,788       2,469       5.25%
                                                -----------    ---------    --------      ----------    --------
      Total interest-bearing liabilities         2,469,165       51,545       4.19%       1,943,205      32,480       3.37%
Noninterest-bearing demand deposits                626,451                                  549,319
Other liabilities                                   45,027                                   31,523
                                                -----------                               ----------
TOTAL LIABILITIES                                3,140,643                                2,524,047

Shareholders' equity                               250,812                                  225,660
TOTAL LIABILITIES AND
                                                -----------                               ----------
SHAREHOLDERS' EQUITY                                                                      $2,749,707
                                                                                          ==========
                                                $3,391,455

                                                ===========
Net interest rate spread                                                      4.82%                                   5.13%
NET INTEREST INCOME AND NET
                                                               ---------                                --------
    INTEREST MARGIN                                             $91,756       5.76%                     $76,587       5.96%
                                                               =========                                ========


(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are in other assets

(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.



TABLE 2 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

(dollars in thousands)                                       Three months ended                       Three months ended
                                                              June 30, 2000                            June 30, 1999
                                                     ------------------------------------     -----------------------------------
                                                      Average       Income/      Yield/        Average         Income/    Yield/
                                                      Balances      Expense       Rate         Balances      Expense       Rate
                                                     ------------------------------------     -----------------------------------
ASSETS

Short-term investments                                 $280,606       $4,414       6.31%         $65,734        $777       4.74%
Securities:  (2)
    Taxable                                             596,081        9,382       6.31%         569,255       8,399       5.92%
    Non-taxable                                         154,836        3,886      10.04%         131,680       3,413      10.37%
                                                     -----------    ---------                 -----------    --------
      Total securities                                  750,917       13,268       7.08%         700,935      11,812       6.76%
                                                     -----------    ---------                 -----------    --------
Loans and leases:  (3)
    Commercial                                          598,570       14,485       9.71%         394,811       8,673       8.81%
    Ready equity                                         57,777        1,397       9.70%          46,827       1,029       8.81%
    Real estate                                       1,094,265       22,857       8.36%       1,068,385      22,388       8.38%
    Installment and consumer loans                      185,403        4,501       9.74%         155,026       3,533       9.14%
    Leasing                                             112,198        2,801      10.01%          93,740       2,306       9.87%
    Tax refund loans                                     31,052          724       9.35%           7,672         474      24.78%
                                                     -----------    ---------                 -----------    --------
      Total loans and leases                          2,079,265       46,765       9.01%       1,766,461      38,403       8.71%
                                                     -----------    ---------                 -----------    --------
      Total earning assets                            3,110,788       64,447       8.30%       2,533,130      50,992       8.05%
Allowance for credit losses                             (29,028)                                 (30,531)
Other assets                                            235,981                                  210,436
                                                     -----------                              -----------
TOTAL ASSETS                                         $3,317,741                               $2,713,035
                                                     ===========                              ===========

LIABILITIES

Deposits:
    Interest-bearing demand                            $312,939          535       0.69%        $297,027         544       0.73%
    Savings and money market                            862,440        7,398       3.44%         762,690       5,032       2.65%
    Time deposits                                     1,094,808       15,262       5.59%         780,935       9,159       4.70%
                                                     -----------    ---------    --------     -----------    --------     -------
      Total interest-bearing deposits                 2,270,187       23,195       4.10%       1,840,652      14,735       3.21%
Borrowed funds                                          174,287        2,673       6.15%         112,214       1,475       5.27%
                                                     -----------    ---------    --------                    --------     -------
      Total interest-bearing liabilities              2,444,474       25,868       4.24%       1,952,866      16,210       3.33%
Noninterest-bearing demand deposits                     558,718                                  495,835
Other liabilities                                        58,421                                   32,740
                                                     -----------                              -----------
TOTAL LIABILITIES                                     3,061,613                                2,481,441

Shareholders' equity                                    256,128                                  231,594
                                                     -----------                              -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $3,317,741                               $2,713,035
                                                     ===========                              ===========

Net interest rate spread                                                           4.06%                                   4.72%
NET INTEREST INCOME AND NET
                                                                    ---------                                --------
    INTEREST MARGIN                                                  $38,579       4.96%                     $34,782       5.48%
                                                                    =========                                ========


(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.


TABLE 3 -   RATE/VOLUME ANALYSIS  (1) (2)

(in thousands)                                     Six months ended                            Three months ended
                                             June 30, 2000 vs June 30, 1999               June 30, 2000 vs June 30, 1999
                                       ------------------------------------------      -----------------------------------
                                       Change in  Change in                               Change in   Change in
                                        Average    Income/      Rate        Volume        Average  Income/   Rate    Volume
                                        Balance    Expense     Effect       Effect        Balance  Expense  Effect   Effect
                                       ----------------------------------   --------      -----------------------------------
EARNING ASSETS:
Short-term investments                   $189,411     $6,359       4,333      2,026       $214,872   $3,637    $334   $3,303
Securities: (3)
    Taxable                               (15,848)       252         165         87         26,826      983     575      408
    Non-taxable                            15,939        590        (210)       800         23,156      473    (112)     585
                                       ----------------------------------   --------      -----------------------------------
      Total securities                         91        842         (46)       888         49,982    1,456     463      993
                                       ----------------------------------   --------      -----------------------------------
Loans and leases: (4)
    Commercial                            208,620     11,192       3,907      7,285        203,759    5,812     957    4,855
    Ready equity                            8,677        610         385        225         10,950      368     111      257
    Real estate                            63,178      2,127         928      1,199         25,880      469     (67)     536
    Installment and consumer loans         27,172      1,852         987        865         30,377      968     242      726
    Leasing                                20,780      1,054           1      1,053         18,458      495      34      461
    Tax refund loans                       96,550     10,198     (19,350)    29,548         23,380      250  (1,194)   1,444
                                       ----------------------------------   --------      -----------------------------------
      Total loans and leases              424,977     27,033     (13,142)    40,175        312,804    8,362      83    8,279
                                       ----------------------------------   --------      -----------------------------------
TOTAL EARNING ASSETS                     $614,479     34,234      (8,855)    43,089       $577,658   13,455     881   12,574
                                       ===========                                        =========

INTEREST-BEARING LIABILITIES
Deposits:
    Interest-bearing demand               $18,982        (53)       (239)       186        $15,912       (9)    (37)      28
    Savings and money market               73,986      3,680      (1,366)     5,046         99,750    2,366   1,705      661
    Time deposits                         349,031     12,478         262     12,216        313,873    6,103   2,430    3,673
                                       ----------------------------------   --------      -----------------------------------
      Total deposits                      441,999     16,105      (1,343)     17,448        429,535    8,460   4,098    4,362
Borrowed funds                             83,961      2,960       6,488      (3,528)       62,073    1,198     383      815
                                       ----------------------
TOTAL INTEREST-BEARING
    LIABILITIES                          $525,960     19,065       5,145      13,920     $491,608    9,658   4,481    5,177
                                       ===========-----------------------   --------      =========--------------------------

NET INTEREST INCOME (4)                              $15,169    ($14,000)    $29,169                 $3,797 ($3,600)  $7,397
                                                  =======================   ========               ==========================


(1) Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35 % for all periods presented.

(2) The change not solely due to volume or rate has been prorated into rate and volume components.

(3) Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(4)  Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Because such large proportions of the Company's balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its interest rate sensitivity. Measurement is done by estimating the impact of changes in interest rates over the next twelve months on net interest income and on net economic value. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

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

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level) if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 1999, and June 30, 2000 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                                   Shocked by -2%    Shocked by +2%

As of  December 31, 1999
Net interest income                   (4.26%)            +3.00%
Net economic value                    +8.84%             (6.61%)

As of  June 30, 2000
Net interest income                   (0.77%)            +0.21%
Net economic value                   +28.19%            (18.25%)

The differences in the results are due to changes in the relative size of the various components of the Company's balance sheet (the product mix) over the last six months and the changes in the maturities and/or repricing opportunities of the financial instruments held. Because the effect of changes on net interest income is measured over the next twelve months, the results will depend on whether more assets or liabilities will reprice within that period. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. As indicated in several other sections of this discussion, much of the growth in loans has occurred in types which have fixed rates for at least several years and much of this growth has been funded by lowering short-term investments.

The same changes to the balance sheet and mitigating steps mentioned above in connection with net interest income also account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured. The changes in the results of the rate shocks for net economic value from December 31, 1999 to June 30, 2000 are a result of changes in the balance sheet over that time. Specifically, the certificates of deposit which were used to help fund the RAL program only had one month to their maturity as of June 30, 2000. This factor, in addition to the recent loan growth, will have the effect of increasing the changes in net economic value when the rates are shocked. When these certificates of deposits mature, Management anticipates using longer-term liabilities to fund the continued loan growth which will lessen the changes in net economic value when rate shocks are applied to the balance sheet.

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

DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying the chart and as discussed in the section entitled "Refund Anticipation Loan and Refund Transfer Programs," there was a significant increase in deposits during the first quarter of 2000 to fund these programs. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 1 and 2 reflect this higher rate.

The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB and CSB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company. The abnormal growth in deposits related to the tax refund programs was carefully planned to provide the least expensive source of funding and within the context of maintaining the Company's well-capitalized classification as measured at each quarter-end.

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of June 30, 2000, have increased by $102.6 million compared to December 31, 1999, and by $267.2 million compared to June 30, 1999. As shown in the table in Note 5 to the consolidated financial statements, most of the categories of loans increased in the last 12 months.

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

Tables 1 and 2 include average balances and yields for tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Because they are outstanding for only a short time and because any loans unpaid by June 30 of each year are charged off, there were no such loans outstanding at December 31, 1999 or at June 30, 1999 or 2000. As explained in the section below titled "Refund Anticipation Loan and Refund Transfer Programs," the fees charged for the tax refund loans are unrelated to the time they are outstanding and related more to the cost to process and the credit risk. The yields reported in Tables 1 and 2 for these loans therefore are significantly impacted by the length of time they are outstanding, because the income is annualized. As shown in Tables 1 and 2, the expanded program in 2000 resulted in significantly higher average balances for these loans during the first half and during the second quarter of 2000.

Average yields for the three and six-month periods ending June 30, 2000 and 1999 without the effect of tax refund loans were 9.01%, 8.65%, 9.09% and 8.79%, respectively.

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

(in thousands)                                     June 30,         December 31,
                                                     2000              1999
                                                     ----              ----
Commitments to extend credit
     Commercial                                   $434,127         $369,695
     Consumer                                       75,796           70,744
 Standby letters of credit                          22,904           20,811


The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the second quarter of 2000, and at the end of the previous four quarters.

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company does nonetheless compute its ratios and compares them with peer ratios as a check on its methodology. Only two other banks operate national refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's figures and ratios in the table for comparability.


Nonperforming   assets  include  noncurrent  loans  and  foreclosed   collateral
(generally real estate).


Table 4--ASSET QUALITY
(dollars in thousands)
                                   June 30,        March 31,       December 31,    September 30,      June 30,
                                     2000             2000             1999             1999             1999
                               ---------------  --------------   ---------------  ---------------  ---------------
COMPANY AMOUNTS:
Loans delinquent

  90 days or more              $          920   $       2,784    $           80   $          347   $          122
Nonaccrual loans                       12,358          11,666            14,152           14,313           16,319
                               ---------------  --------------   ---------------  ---------------  ---------------
Total noncurrent loans                 13,278          14,450            14,232           14,660           16,441
Foreclosed real estate                     --              --                --               --               --
                               ---------------  --------------   ---------------  ---------------  ---------------
Total nonper-
  forming assets               $       13,278   $      14,450    $       14,232   $       14,660   $       16,441
                               ===============  ==============   ===============  ===============  ===============
Allowance for credit losses
   other than RALs             $       26,427   $      27,635    $       28,198   $       28,404   $       29,616
Allowance for RALs                        141           3,209               488               --               --
                               ---------------  --------------   ---------------  ---------------  ---------------
Total allowance                $       26,568   $      30,844    $       28,686   $       28,404   $       29,616
                               ===============  ==============   ===============  ===============  ===============

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans                 1.27%           1.37%             1.42%            1.49%            1.63%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans             199%            191%              198%             194%             180%
Ratio of noncurrent

  loans to total loans                  0.64%           0.72%             0.72%            0.77%            0.90%
Ratio of nonperforming

  assets to total assets                0.41%           0.41%             0.49%            0.51%            0.60%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                   n/a           1.86%             1.82%            1.85%            1.99%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans              n/a            217%              221%             210%             223%
Ratio of noncurrent

  loans to total loans                    n/a           0.59%             0.58%            0.62%            0.89%
Ratio of nonperforming

  assets to total assets                  n/a           0.86%             0.83%            0.88%            0.62%


The allowance for credit losses (other than tax refund loans) compared to total loans remains slightly lower than the corresponding ratios for the Company's peer group. This is consistent with the fact that the Company generally has a lower ratio of net charge-offs to average loans as shown in the following table:


Ratio of Net Charge-Offs to Average Loans:
                                                     2000 YTD           1999     1998     1997    1996
Pacific Capital Bancorp (excl. tax refund loans)        0.47%          0.24%    0.02%   (0.03%)  0.12%
FDIC Peers                                              0.68%          0.68%    1.08%    1.03%   0.89%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for June 30, 2000 (amounts in thousands).

Table 5--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

                                                    Noncurrent   Other Potential
                                                         Loans     Problem Loans

--------------------------------------------------------------------------------
Loans secured by real estate:

Construction and
             land development                             $  --          $ 2,783
      Agricultural                                           --            2,434
      Home equity lines                                       338            493
      1-4 family mortgage                                   2,288          4,029
      Multifamily                                            --              453
      Nonresidential, nonfarm                               2,318          7,969
Commercial and industrial                                   6,655         12,650
Leases                                                        530            537
Other consumer loans                                        1,148          1,530
Other Loans                                                  --             --
                                                          -------        -------
                              Total                       $13,277        $32,878
                                                          =======        =======

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 2000 (amounts in thousands).

         Doubtful                     $4,247
         Substandard                  $4,735
         Special Mention              $  851

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans, but for which, based on the Company's experience, there are unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 2000 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into several interest rate swaps to mitigate interest rate risk late in 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps in place at June 30, 2000, was $34 million with a market value of approximately $ 478,000.

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

As shown in Tables 1 and 2, the average balance of these short-term investments for the first six months of 2000 was more than for the first six months of 1999 and more for the second quarter of 2000 than for the second quarter of 1999. As explained in the section below titled "Refund Anticipation Loan and Refund
Transfer Programs," the reason for this change is that the Company had to arrange for a substantial amount of funding for the refund loan program. The funding could not be arranged for as short a period as was needed for the tax refund loans, and the Company therefore had an excess amount of funds on hand for much of the first half of 2000. Some of this excess was used to purchase securities, but most was sold as Federal funds or invested with other institutions in reverse repo agreements

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

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

Table 6--OTHER BORROWINGS

                                    Average       Average       Percentage of
Quarter Ended                     Outstanding      Rate     Average Total Assets
-------------                     -----------     -------   --------------------
December              1998           33.5          4.40%            1.3%
March                 1999           26.7          4.43             1.0
June                  1999           44.3          4.54             1.6
September             1999           30.1          4.68             1.1
December              1999           61.7          5.13             2.2
March                 2000           82.2          3.81             2.4
June                  2000           75.0          6.26             2.3

The amount of these borrowings rose in the fourth quarter of 1999 as the growth in loans continued to exceed the growth in deposits and the Company turned to nondeposit sources to fund the loan growth.

Long-term  debt  consists  of advances  from the  Federal  Home Loan Bank of San
Francisco ("FHLB"). The outstanding advances from the FHLB at June 30, 2000 totaled $78.0 million. The scheduled maturities of the advances are $1.0 million in 1 year or less, $16.9 million in 1 to 3 years, and $60.1 million in more than 3 years.

Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7--LONG-TERM DEBT

                               Average          Average         Percentage of
Quarter Ended                Outstanding         Rate       Average Total Assets
-------------                -----------        -------     --------------------
December           1998         35.8             5.96%              1.4%
March              1999         49.3             5.66               1.8
June               1999         67.9             5.73               2.5
September          1999        107.9             5.90               3.9
December           1999         88.4             6.07               3.1
March              2000        112.9             7.02               3.3
June               2000         99.7             6.04               3.0

The Company has increased its long-term debt over the last year. This has been done both to provide funding for the loan growth noted above and as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years. The Company can borrow funds from the FHLB at longer terms to match the loan maturities.

OTHER OPERATING INCOME AND EXPENSE

Other operating income consists of income earned other than interest. On an annual basis, trust fees are the largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration.

There are several reasons for the variation in fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. This accounts for approximately $288,000 of the fees earned in the first three months of 1999 and $306,000 of the fees earned in the first three months of 2000. Other things being equal, this causes trust fees to be higher in the first quarter than in other quarters. Variation is also caused by the recognition of probate fees. These fees are accrued when the work is completed, rather than as the work is done, because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. Included within "Other Service Charges, Commissions & Fees" are the electronic refund transfer fees (described below in "Refund Anticipation Loan and Refund Transfer Programs" and of which about 90% are recorded in the first quarter of each year), service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers.

The following table shows some of the major items of other operating income and expense for the six and three months ended June 30, 2000 and 1999 that are not specifically listed in the consolidated statements of income.

TABLE 8 --OTHER OPERATING INCOME AND EXPENSE
(dollars in thousands)
                                          Six Months Ended    Three Months Ended
                                                June 30,            June 30,
                                            ---------------      ---------------
                                             2000     1999        2000     1999
                                            ------   ------      ------   ------

Noninterest income

      Merchant credit card processing       $3,761   $3,423      $2,015   $1,865
      Trust fees                            $7,210   $6,568      $3,387   $3,159
      Refund transfer fees                  $7,217   $6,552      $  607   $  645

Noninterest expense

      Marketing                             $1,337   $1,357      $  804   $  807
      Consultants                           $2,494   $5,927      $1,151   $3,462
      Merchant credit card clearing fees    $3,037   $2,740      $1,707   $1,526



Consultant expense is lower in the three and six-month periods ended June 30, 2000 than in the corresponding periods of 1999. In 1999, the Company engaged programming consultants to assist with the conversion of the core banking systems used at FNB to those used at the Company and for assistance in preparing for the Century Date Change ("Y2K). The largest component of noninterest expense is staff expense. There is some increase in this expense each quarter caused by the addition of staff. Other factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective on either January 1 or March 1. In 2000, these increases averaged approximately 5%. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income for the year.

Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the six and three-month periods ended March 31, 2000 and 1999.

                                        Six Months Ended      Three Months Ended
                                            June 30,                June 30,
                                         2000       1999        2000      1999

Salary and benefits as
  a percentage of total
  revenues                               17.04%     19.49%     18.75%     21.25%
Salary and benefits as
  a percentage of average
  assets                                  0.84%      0.92%      0.41%      0.46%


The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the additional occupancy expense relates to new facilities that were leased subsequent to the fire at the Company's administrative headquarters which occurred February 20, 1999. 105 employees that worked in the building needed to be immediately located to different work locations. Vacant commercial office space of sufficient size is very limited in the area. In order to provide new work space for the displaced employees, the Company rented a building much larger than the former administrative building. In general, the new space is more expensive than the former building. Insurance will cover the cost for the same amount of space; however, the cost for the additional space may not be reimbursable. Some of the additional space will be utilized by moving employees from other leased space and the remainder of the building will be subleased. Occupancy expense is higher in 2000 than in 1999 because of the additional space. Eventually, this cost will be offset with subleasing income. The Company has also offset some of the increase with the discontinuation of lease expense on other offices as additional employees have moved into the building.

As will be discussed later in this discussion and analysis, the Company has announced that it has reached agreements to merge/acquire two other financial institutions. Some extra expense has been incurred in connection it has with the system integration for these two institutions, but it is not expected that the projects will be as extensive as was the integration of the FNB systems. Additionally, integration of one of the systems is not expected until 2001.

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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At the end of June 30, 2000, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as Available For Sale, securities classified as Held to Maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At the end of June 30, 2000, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At the end of June 30, 2000, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the second quarter of 2000 and 1999 (dollars in thousands).


Table 9--CAPITAL RATIOS

                                                    2nd Quarter  2nd Quarter
                                                        2000        1999            Change
                                                    ----------    ----------       --------
Amounts:
       Net Income                                   $   11,555    $    9,043       $  2,512
       Average Total Assets                          3,317,741     2,713,035        604,706
       Average Equity                                  256,128       231,594         24,534
Ratios:
       Equity Capital to Total Assets (period end)        7.93%         8.24%         (0.31%)
       Annualized Return on Average Assets                1.40%         1.34%          0.06%
       Annualized Return on Average Equity               18.14%        15.70%          2.44%



The operating earnings of the subsidiary banks are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. As loan demand has increased, the Company has been able to reinvest proceeds from maturing investments at higher rates, which positively impacts earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.

Capital must be managed at both the Company and at the individual bank levels. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of June 30, 2000, the Company's risk-based capital ratio was 11.61%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of June 30, 2000, Tier I capital was 10.49% of risk adjusted assets and 7.46% of average tangible assets.

The ratio of equity capital to total assets has decreased over the last year as assets have increased at a higher rate than equity capital. This occurred for several reasons. The first is that the strong loan demand noted above has caused a high rate of asset growth. The second is that in the fourth quarter of 1998, the Company's net income was significantly reduced by the one-time costs incurred in connection with the closing of the merger with the former Pacific Capital Bancorp. The Company, however, did not reduce its dividend to shareholders for this quarter and therefore more capital was paid out in dividends to shareholders than was added to capital from net income.

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

California law limits dividends that may be paid by a bank without specific approval by the California Department of Financial Institutions to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to Bancorp for the acquisitions of First Valley Bank and Citizens State Bank exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and 1999, it also approved other dividends from SBB&T to Bancorp to partially fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T was able to pay $3 million in dividends to Bancorp during the first quarter of 2000 without specific approval. On June 29, 2000, the CDFI granted approval to SBB&T to pay up to $32.5 million to Bancorp for the purchase of Los Robles Bancorp and for the quarterly cash dividend paid to shareholders.

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

The current quarterly dividend rate is $0.20 per share. When annualized, this represents a payout ratio of approximately 38% of earnings per share for the trailing 12 months.

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

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, SBB&T has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. SBB&T earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans for the length of time that they are outstanding. Nonetheless, the fees are required to be classified as interest income. Because of the April 17, 2000 tax filing date, almost all of the loans are made and repaid during the first quarter of the year.

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

2. Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter income to average in excess of 30% of each year's net income.

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

Again in 2000, SBB&T used liquid assets and borrowed overnight to fund the loans. In addition, SBB&T increased its borrowings from the FHLB during this period. With the larger program, interest expense on these borrowings increased over the amounts incurred in 1999. However, because of the substantial increase in the program in 2000, SBB&T could not fund the loans using only these sources. While it expanded the number and amount of credit lines available to it, Management decided that the best assured source of funding would be to engage brokerage firms to sell certificates of deposit. Approximately $385 million of these CDs were issued with terms of two, three, and six months. Shorter maturities would have been preferable because the funding need is concentrated in the only first three weeks of February, but they were not available in sufficient quantity. The average rate for these CDs was 6.30%. These brokered CDs account for the increase in the average time deposits outstanding and the increase in interest expense on these accounts during the three- and six-month periods ended June 30, 2000, as reported in Tables 1& 2, compared to the amounts for the comparable periods of 1999.

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

5. Summary of Operating Results:

Gross revenues for the refund loan and transfer programs were $8.0 million and $6.6 million, respectively, for the first half of 1999, with operating expenses of $2.4 million. The Company added $2.8 million to the allowance for credit loss for refund loans through a charge to provision expense during the first half of 1999 and added another $2.4 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $5.5 million in refund loans during this period. The result was a pretax operating profit of approximately $10.1 million.

During the first half of 2000, the Company recognized fees for refund loans of $18.4 million and fees for transfers of $7.2 million. Operating expenses totaled $0.9 million.

About 1.3% of refund loans were not collected in a timely fashion from the IRS. The Company provided for these potential losses by adding $3.6 million to the allowance for credit loss from refund loans through a charge to provision expense and adding another $2.2 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $6.2 million in RAL's against this allowance in the first half of 2000. Some of these loans may yet be paid during the remainder of this year or during the 2001 filing season. Following past practice, the Company charged-off all remaining uncollected refund loans at June 30. The result was a pretax operation profit of approximately $17.1 million.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

6. Expectations for the Remainder of 2000:

During the remainder of the year, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 9. However, these expenses are not expected to exceed several hundred thousand dollars.

--------------------------------------------------------------------------------

Note A - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 2000. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages are not specified in the papers received by the Company. Therefore, Management cannot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

Item 4.  Submission of Matters to a Vote of Security Holders

 The Company's Annual Meeting of stockholders was held on April 25, 2000. A total of 24,558,936 shares of common tock were outstanding and entitled to vote as the record date for the meeting. The following matters were submitted to a vote of the security holders:

Election of Directors The following 12 directors were elected:

                                          Votes For               Votes Withheld

       Donald M. Anderson        19,513,750        79.46%               237,573
       Edward E. Birch           19,549,492        79.60%               201,831
       Richard M. Davis          19,454,146        79.21%               297,177
       Dale E. Hanst             19,303,826        78.64%               447,497
       D. Vernon Horton          19,545,591        79.59%               205,732
       Roger C. Knopf            19,435,281        79.14%               316,042
       Clayton C. Larson         19,469,409        79.28%               281,914
       Kathy J. Odell            19,522,562        79.49%               228,761
       William H. Pope           19,547,086        79.59%               204,237



Amendments to the 1996 Directors' Stock Option Plan

Amendments to the 1996 Directors' Stock Option Plan were approved to:

o  Increase the number of shares of common stock authorized by 250,000 shares;

o Provide that future amendments to the Directors Plan will not require stockholder approval unless required by applicable law;

o Permit awards other than stock options, such as restricted stock and stock appreciation rights, and

o Allow a Committee of the Board to administer the Directors Plan and to have authority for decisions relating to options and other awards granted under this plan.

The shareholder vote was 16,330,884 shares in favor; 2,963,064 shares against and 457,375 share abstained.

Amendment to the Restricted Stock Option Plan

Amendment to the Restricted Stock Option Plan were approved to:

o  Increase the number of shares of common stock authorized by 750,000 share;

o Provide that future amendments to the Restricted Plan will not require shareholder approval unless required by applicable law;

o Permit awards other than stock options, such as restricted stock and stock appreciation rights; and

o Allow a Committee of the Board to administer the Restricted Plan and to have the authority for decisions relating to options and other awards granted under this plan.

The shareholder vote was 16,558,849 shares in favor; 2,2731,331 shares against and 471,143 shares abstained

Independent Accountants for the Year Ending December 31, 2000

The appointment of Arthur Andersen LLP as the Company's Independent Accountants for the year ending December 31, 2000 was approved as follows: 19,553,932 shares were voted in favor; 124,338 shares voted against; and 73,003 shares abstained.

Item 5.  Other Information

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

MERGER WITH SAN BENITO BANK

In February 2000, the Company signed a merger agreement with Hollister, California-based San Benito Bank. The agreement provides for existing San Benito Bank shareholders to receive 0.605 shares of Pacific Capital Bancorp common stock for each of their outstanding shares of common stock. The merger transaction will be accounted for as a pooling of interests. On June 20, 2000, the shareholders of San Benito Bank approved the merger transaction and the transaction closed as of the close of business on July 31, 2000. One-time charges taken at the time of closing were $2.8 million after tax. Administrative and operational support units will be based out of First National Bank of Central California, creating the merger savings that will make the transaction accretive to earnings per share in the first full operating year for the combined company.

At June 30, 2000, San Benito Bank reported net income of $1.1 million, with total assets of $200 million, total deposits of $173 million, total loans of $113 million, and total shareholders' equity of $20 million. San Benito Bank maintains three offices in the communities of Hollister and San Juan Bautista in San Benito County, and an office in Gilroy in Santa Clara County.

ACQUISITION OF LOS ROBLES BANCORP

In March 2000, the Company signed a definitive agreement to acquire Thousand Oaks, California-based Los Robles Bancorp, parent company of Los Robles Bank. The agreement provides for each outstanding share of Los Robles Bancorp common stock to be converted into the right to receive $23.12 in cash, and each outstanding stock option to receive the difference between $23.12 and the exercise price of the option in cash. The acquisition was finalized after the close of business June 30, 2000. The acquisition will be accounted for under the purchase method of accounting. One-time charges taken by Los Robles Bancorp at the time of closing were $0.9 million after tax. It is anticipated that Los Robles Bank will be merged into Santa Barbara Bank & Trust in 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description*

         3        Articles of Incorporation and Bylaws

                  3.2      Amended  and  restated   Bylaws  of  Pacific  Capital
                           Bancorp effective April 25, 2000**


         10       Material Contracts

                  10.1     Compensation Plans and Agreements:

                           10.1.1 Pacific Capital Bancorp Amended and Restated Restricted Stock Plan effective April 25,
                                     2000**

                           10.1.9 Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, as amended April

                                   25, 2000**

         27       Financial Data Schedule for June 30, 2000


(b) On June 30, 2000, the closing of the acquisition of Los Robles Bancorp was reported on a Form 8-K filed with the Commission on July 7, 2000.

--------------------------------------------------------------------------------

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

**       Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

         /s/  William S. Thomas, Jr.
         William S. Thomas, Jr.                      August 14, 2000
         President
         Chief Executive Officer


         /s/  Donald Lafler

         Donald Lafler                               August 14, 2000
         Executive Vice President
         Chief Financial Officer