Form 10-Q
period 2000-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2000-11-14
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended      September 30, 2000

Commission File No.: 0-11113

OR
------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ____________


                             PACIFIC CAPITAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

           California                                       95-3673456
-----------------------------------              -------------------------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                        Identification No.)

  200 E. Carrillo Street, Suite 300
      Santa Barbara, California                                93101
Address of principal executive offices)                     (Zip Code)

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

Common Stock - As of November 9, 2000 there were 26,422,943 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999

              Consolidated Statements of Income

                  Nine and Three-Month Periods Ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows
                  Nine-Month Period Ended September 30, 2000 and 1999

              Consolidated Statements of Comprehensive Income
                  Nine and Three-Month Periods Ended September 30, 2000 and 1999

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

       Item 1.    Legal proceedings

       Item 4.    Submission of Matters to a vote of security holders

       Item 5.    Other information

       Item 6.    Exhibits and Reports on Form 8-K


                                                                               2
SIGNATURES

                                                    FINANCIAL INFORMATION

                                           PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                           Consolidated Balance Sheets (Unaudited)
                                         (dollars in thousands except share amounts)
                                                                             September 30, 2000          December 31, 1999
                                                                             ------------------          -----------------
Assets:
      Cash and due from banks                                                   $     139,963              $      131,422
      Federal funds sold and securities purchased under
          agreements to resell                                                         31,380                       9,640
      Money market funds                                                                2,544                       2,555
                                                                                --------------             ---------------
               Cash and cash equivalents                                              173,887                     143,617
                                                                                --------------             ---------------
      Securities (Note 5):
          Held-to-maturity                                                            148,605                     185,398
          Available-for-sale                                                          664,595                     555,306
      Commercial paper                                                                      -                           -
      Loans, net of allowance of $34,434 at
          September 30, 2000 and $30,454 at
          December 31, 1999 (Note 6)                                                2,418,778                   2,059,579
      Premises and equipment, net                                                      49,727                      37,511
      Accrued interest receivable                                                      22,934                      18,570
      Other assets (Note 7)                                                           104,826                      80,328
                                                                                --------------             ---------------
                   Total assets                                                 $   3,583,352              $    3,080,309
                                                                                ==============             ===============

Liabilities:
      Deposits:
          Noninterest bearing demand deposits                                   $     678,101              $      583,601
          Interest bearing deposits                                                 2,368,681                   2,037,856
                                                                                --------------             ---------------
               Total Deposits                                                       3,046,782                   2,621,457
      Securities sold under agreements
          to repurchase and Federal funds purchased                                    87,392                      80,507
      Long-term debt and other borrowings (Note 8)                                    135,180                      98,801
      Accrued interest payable and other liabilities                                   30,276                      26,503
                                                                                --------------             ---------------
               Total liabilities                                                    3,299,630                   2,827,268
                                                                                --------------             ---------------

Shareholders' equity

      Common stock (no par value; $0.33 per share stated value;
          60,000,000 authorized; 26,422,943 outstanding at
          September 30, 2000 and 26,278,958 at December 31, 1999)                       8,809                       8,761
      Surplus                                                                         115,208                     114,336
      Accumulated other comprehensive income (Note 9)                                  (2,214)                     (6,765)
      Retained earnings                                                               161,919                     136,709
                                                                                --------------             ---------------
               Total shareholders' equity                                             283,722                     253,041
                                                                                --------------             ---------------
                   Total liabilities and
                   shareholders' equity                                         $   3,583,352              $    3,080,309
                                                                                ==============             ===============

                      See accompanying notes to consolidated condensed financial statements.


                                       PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                   Consolidated Statements of Income (Unaudited)
                                  (dollars in thousands except per share amounts)
                                                          For the Nine-Month             For the Three-Month
                                                             Period Ended                   Period Ended
                                                            September 30,                   September 30,
                                                          -----------------------       ----------------------
                                                             2000         1999             2000        1999
                                                          -----------------------       ----------------------
Interest income:
    Interest and fees on loans                            $   170,175  $ 129,168        $   55,716 $   42,888
    Interest on securities                                     37,802     35,108            13,388     11,412
    Interest on Federal funds sold and securities
      purchased under agreement to resell                       9,435      3,623               877        826
    Interest on commercial paper                                1,449        336                51          5
                                                          -----------------------       ----------------------
      Total interest income                                   218,861    168,235            70,032     55,131
                                                          -----------------------       ----------------------
Interest expense:
    Interest on deposits                                       73,121     48,459            24,406     16,317
    Interest on securities sold under agreements
      to repurchase and Federal funds purchased                 2,935      1,057             1,336        308
    Interest on other borrowed funds                            6,323      3,393             1,960      1,660
                                                          -----------------------       ----------------------
      Total interest expense                                   82,379     52,909            27,702     18,285
                                                          -----------------------       ----------------------
Net interest income                                           136,482    115,326            42,330     36,846
Provision for loan losses                                      13,245      5,677             5,294        968
                                                          -----------------------       ----------------------
    Net interest income after provision for loan losses       123,237    109,649            37,036     35,878
                                                          -----------------------       ----------------------
Other operating income:
    Service charges on deposits                                 8,187      7,145             2,979      2,285
    Trust fees                                                 10,679      9,720             3,441      3,132
    Other service charges, commissions and fees, net           18,028     15,407             3,955      3,241
    Net (loss) gain on securities transactions                  (512)      (274)              (14)         12
    Other operating income                                      1,869      1,235               683        479
                                                          -----------------------       ----------------------
      Total other income                                       38,251     33,233            11,044      9,149
                                                          -----------------------       ----------------------
Other operating expense:
    Salaries and benefits                                      50,413     41,156            19,823     13,936
    Net occupancy expense                                       8,021      7,142             2,536      2,199
    Equipment expense                                           5,205      4,974             1,898      1,632
    Other expense                                              32,785     34,221            11,851     11,429
                                                          -----------------------       ----------------------
      Total other operating expense                            96,424     87,493            36,108     29,196
                                                          -----------------------       ----------------------
Income before income taxes                                     65,064     55,389            11,972     15,831
Applicable income taxes                                        25,931     20,218             5,284      5,246
                                                          -----------------------       ----------------------
          Net income                                      $    39,133  $  35,171        $    6,688 $   10,585
                                                          =======================       ======================

Earnings per share - basic (Note 2)                       $      1.48  $    1.35        $     0.25 $     0.40
Earnings per share - diluted (Note 2)                     $      1.47  $    1.33        $     0.25 $     0.40

                      See accompanying notes to consolidated condensed financial statements.

                                       PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)
                                               (dollars in thousands)

                                                                                       For the Nine-Month
                                                                                  Periods Ended September 30,
                                                                                   2000                  1999
                                                                             ---------------        -------------
Cash flows from operating activities:
    Net Income                                                               $       39,133         $      35,171
    Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                                  5,945                 5,144
       Provision for loan and lease losses                                           13,245                 5,638
       Net amortization of discounts and premiums for
          securities and bankers' acceptances and
          commercial paper                                                           (6,512)               (4,406)
       Net change in deferred loan origination
          fees and costs                                                              1,525                   165
       Net loss on sales and calls of securities                                        509                   287
       Change in accrued interest receivable and other assets                       (26,403)              (25,852)
       Change in accrued interest payable and other liabilities                       2,380                (4,834)
                                                                             ---------------        --------------
          Net cash provided by operating activities                                  29,822                11,313
                                                                             ---------------        --------------
Cash flows from investing activities:
       Proceeds from call or maturity of securities                                 104,660               198,514
       Purchase of securities                                                      (227,459)             (108,005)
       Proceeds from sale of securities                                              54,860                14,807
       Proceeds from maturity of commercial paper                                   127,000                49,995
       Purchase of commercial paper                                                (160,484)              (29,805)
       Proceeds from sale of commercial paper                                        34,930                    --
       Net increase in loans made to customers                                     (373,281)             (341,561)
       Purchase or investment in premises and equipment                             (16,757)               (8,169)
                                                                             ---------------        --------------
          Net cash used in investing activities                                    (456,531)             (224,224)
                                                                             ---------------        --------------
Cash flows from financing activities:
       Net increase (decrease) in deposits                                          425,325               131,470
       Net increase in borrowings with maturities
          of 90 days or less                                                          6,885                26,396
       Net increase in long-term debt and other
          borrowings                                                                 36,379                55,857
       Proceeds from issuance of common stock                                           920                 2,729
       Payments to retire common stock                                                   --                (2,050)
       Dividends paid                                                               (12,530)              (14,177)
                                                                             ---------------        --------------
          Net cash provided by financing activities                                 456,979               200,265
                                                                             ---------------        --------------
    Net increase (decrease) in cash and cash equivalents                             30,270               (12,646)
    Cash and cash equivalents at beginning of period                                143,617               200,524
                                                                             ---------------        --------------
    Cash and cash equivalents at end of period                               $      173,887         $     187,878
                                                                             ===============        ==============

Supplemental disclosure:
    Cash paid for the six months ended:
       Interest                                                              $       52,816         $      52,641
       Income taxes                                                          $       26,190         $      18,354
       Non-cash additions to loans                                           $           --         $         215

                       See accompanying notes to consolidated condensed financial statements

                             PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income (Unaudited)
                         (dollars in thousands except per share amounts)
                                                    For the Nine-Month           For the Three-Month
                                                       Period Ended                  Period Ended
                                                       September 30,                September 30,
                                                 --------------------------     -----------------------
                                                    2000           1999            2000         1999
                                                 ------------   -----------     ----------  -----------
Net income                                       $    39,133    $  35,171       $   6,688   $    10,585
Other comprehensive income, net of tax (Note 8):
   Unrealized loss on securities:
    Unrealized holding gains (losses) arising          5,071       (6,826)          3,276        (1,262)
    during period
    Less: reclassification adjustment for
    gains (losses)
      included in net
      income                                            (520)        (274)            (14)           12
                                                 ------------   -----------     ----------  -----------
       Other comprehensive income (loss)               4,551       (7,100)          3,262        (1,250)
                                                 ------------   -----------     ----------  -----------
Comprehensive income                             $    43,684    $  28,071       $   9,950   $     9,335
                                                 ============   ===========     ==========  ===========




                  See accompanying notes to consolidated condensed financial statements.

                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.       Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB") and its affiliate South Valley National Bank ("SVNB"), Los Robles Bank ("LRB") and Pacific Capital Commercial Mortgage, Inc. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

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

The  computation  of basic  and  diluted  earnings  per  share  for the nine and three-month  periods ended  September 30, 2000 and 1999, was as follows  (shares and net income amounts in thousands):
                                               Nine-month Period                   Three-month Period
                                             Basic          Diluted              Basic           Diluted
                                            Earnings        Earnings            Earnings        Earnings
                                           Per Share       Per Share           Per Share        Per Share
Ended September 30, 2000
Numerator -- Net Income                 $        39,133 $        39,133     $         6,688 $         6,688
                                         =============== ===============     ===============  ==============
Denominator -- weighted average

     shares outstanding                          26,353          26,353              26,408          26,408
Plus:  net shares issued in
assumed stock option exercises                                      233                                 213
                                                         ---------------                      --------------
Diluted denominator                                              26,586                              26,621
                                                         ===============                      ==============

Earnings per share                                $1.48           $1.47               $0.25           $0.25


Ended September 30, 1999
Numerator -- Net Income                 $        35,171 $        35,171     $        10,585 $        10,585
                                         =============== ===============     ===============  ==============

Denominator -- weighted average

     shares outstanding                          26,059          26,059              26,213          26,213
Plus:  net shares issued in
assumed stock option exercises                                      438                                 423
                                                         ---------------                      --------------
Diluted denominator                                              26,497                              26,636
                                                         ===============                      ==============

Earnings per  share                               $1.35           $1.33               $0.40           $0.40


3.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the nine and three-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 1999 have been reclassified to be consistent with the reporting for 2000.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

4.       Acquisitions

Los Robles Bancorp

After the close of business on June 30, 2000, the Company acquired Los Robles Bancorp ("LRBC"), holding company of LRB, for $32.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired                  $          12,769
Goodwill                                                               19,731
                                                            ------------------
Purchase consideration                                      $          32,500
                                                            ==================

The purchased goodwill, included in other assets on the balance sheet as of September 30, 2000, is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.

For purposes of reporting cash flows, the securities, loans, and deposits acquired this transaction are included within purchases of securities, net increase in loans made to customers, and net increase in deposits, respectively.

San Benito Bank

After the close of business on July 31, 2000, the Company merged with San Benito Bank ("SBB") of Hollister, California. Under the terms of the merger, SBB shareholders received .605 shares for each share of SBB common stock. This transaction was accounted for using the pooling-of-interest method of accounting. Simultaneous with the merger of the Company and SBB, SBB was merged with and into FNB. SBB will continue to operate under its existing name as an affiliate of FNB.

Under the pooling-of-interests method of accounting, the assets and liabilities of the two parties are combined together for each year presented in the financial statements.

The effect of this presentation is to report as if the merger had occurred as of the beginning of the earliest period presented.

The following summarizes the results of operations of Pacific Capital Bancorp and San Benito Bank in 2000 prior to and subsequent to the merger.

                                                           Interest      Net
                                                            Income      Income

                                                          ---------------------
San Benito Bank, January 1 through June 30                $  8,764      $(1,936)
Pacific Capital Bancorp January 1 through June 30          161,632       38,591
                                                          ---------------------
    Totals through January 1 through June 30               170,396       36,655

Combined Entity, August 1 through September 30              48,465        2,478
                                                          ---------------------
    Totals, January 1 through September 30                $218,861      $39,133
                                                          =====================

5.       Securities

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

                                                                Held-to-          Available-
                                                                Maturity          For-Sale            Total
                                                          -------------------------------------------------------
 September 30, 2000 Amortized cost:
   In one year or less                                    $          41,336  $          94,836  $        136,172
   After one year through five years                                 43,040            463,747           506,787
   After five years through ten years                                22,963             24,908            47,871
   After ten years                                                   41,266             72,319           113,585
   Equity securities                                                      -             11,894            11,894
                                                          -------------------------------------------------------
 Total Securities                                         $         148,605  $         667,704  $        816,309
                                                          =======================================================

 Estimated market value:
   In one year or less                                    $          41,565  $          94,519  $        136,084
   After one year through five years                                 44,929            461,325           506,254
   After five years through ten years                                23,202             24,312            47,514
   After ten years                                                   44,398             72,546           116,944
   Equity securities                                                      -             11,894            11,894
                                                          -------------------------------------------------------
 Total Securities                                         $         154,094  $         664,595  $        818,689
                                                          =======================================================

 December 31, 1999 Amortized cost:

   In one year or less                                    $          60,420             92,661           153,081
   After one year through five years                                 57,660            400,111           457,771
   After five years through ten years                                23,749             24,277            48,026
   After ten years                                                   43,569             37,314            80,883
   Equity securities                                                      -             12,604            12,604
                                                          -------------------------------------------------------
 Total Securities                                         $         185,398  $         566,967  $        752,365
                                                          =======================================================

 Estimated market value:
   In one year or less                                    $          60,967             92,524           153,491
   After one year through five years                                 60,219            393,431           453,650
   After five years through ten years                                23,406             22,889            46,295
   After ten years                                                   44,988             33,780            78,768
   Equity securities                                                      -             12,682            12,682
                                                          -------------------------------------------------------
                     Total Securities                     $         189,580  $         555,306  $        744,886
                                                          =======================================================


                                                                                                              10

The amortized  historical  cost,  market values and gross  unrealized  gains and losses of securities are as follows:
                                                               Gross          Gross          Estimated
                                                Amortized     Unrealized     Unrealized        Market
                                                  Cost         Gains         Losses            Value
                                             -------------------------------------------------------------
September 30, 2000 Held-to-maturity:
     U.S. Treasury obligations               $      12,488 $          15 $         (6) $           12,497
     U.S. agency obligations                        28,957             -         (915)             28,042
Mortgage-backed securities                           8,996             9           (3)              9,002
State and municipal securities                      98,164         6,607         (218)            104,553
                                             -------------------------------------------------------------
Total held-to-maturity                             148,605         6,631       (1,142)            154,094
                                             -------------------------------------------------------------

Available-for-sale:
U.S. Treasury obligations                          127,134           451         (229)            127,356
U.S. agency obligations                            254,494           679       (1,219)            253,954
Mortgage-backed securities                         164,725           158       (2,923)            161,960
Asset-backed securities                             30,726             3         (153)             30,576
State and municipal securities                      78,731         1,850       (1,726)             78,855
Equity securities                                   11,894             -             -             11,894
                                             -------------------------------------------------------------
Total available-for-sale                           667,704         3,141       (6,250)            664,595
                                             -------------------------------------------------------------
Total securities                             $     816,308 $       9,773 $     (7,391) $          818,689
                                             =============================================================

December 31, 1999 Held-to-maturity:

U.S. Treasury obligations                    $      35,543 $          65 $        (40) $           35,568
U.S. agency obligations                             36,456             -       (1,431)             35,025
Mortgage-backed securities                             776            10           (2)                784
State and municipal securities                     112,623         6,298         (718)            118,203
                                             -------------------------------------------------------------
Total held-to-maturity                             185,398         6,373       (2,191)            189,580
                                             -------------------------------------------------------------

Available-for-sale:
U.S. Treasury obligations                          121,701            49         (691)            121,059
U.S. agency obligations                            201,984             -       (2,763)            199,221
Mortgage-backed securities                         174,798            21       (4,900)            169,919
Asset-backed securities                             10,979             7         (114)             10,872
State and municipal securities                      44,901            42       (3,390)             41,553
Equity securities                                   12,604            78             -             12,682
                                             -------------------------------------------------------------
Total available-for-sale                           566,967           197      (11,858)            555,306
                                             -------------------------------------------------------------
Total securities                             $     752,365 $       6,570 $    (14,049) $          744,886
                                             =============================================================

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

6.   Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:
(in thousands)                       September 30, 2000             December 31, 1999         September 30, 1999
                                    ---------------------         --------------------       --------------------
Real estate:
     Residential                              $   555,676                   $  494,540                 $  479,746
     Non-residential                              576,126                      457,575                    441,487
     Construction                                 173,513                      200,804                    190,544
Commercial loans                                  748,711                      614,897                    590,392
Home equity loans                                  66,977                       49,902                     44,923
Consumer loans                                    201,558                      154,381                    144,578
Leases                                            119,447                       97,005                     88,963
Municipal tax-exempt obligations                    4,382                       12,530                     15,509
Other loans                                         6,822                        8,399                      9,424
                                    ---------------------         --------------------       --------------------
     Total loans                              $ 2,453,212                   $2,090,033                 $2,005,566
                                    =====================         ====================       ====================

The loan  balances at September  30, 2000,  December 31, 1999 and  September 30,
1999  are  net  of   approximately   $6,502,000,   $5,240,000,   and  $5,255,000
respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of September 30, 2000, December 31, 1999 and September 30, 1999:

                      September 30, 2000   December 31, 1999  September 30, 1999
                      ------------------   -----------------  ------------------
Loans identified
   as impaired              $ 7,400           $10,970                $10,538
Impaired loans for
   which a valuation
   allowance has been
   determined               $ 7,400           $ 9,695                $ 6,593
Amount of valuation
allowance                   $ 2,908           $ 4,383                $ 3,212
Impaired loans for which
   no valuation allowance
   was determined necessary $    --           $ 1,275                $ 3,945

Because  the  loans   currently   identified   as  impaired   have  unique  risk
characteristics, the valuation allowance is determined on a loan-by-loan basis.

The following table discloses additional information (dollars in thousands) about impaired loans for the nine and three-month periods ended September 30, 2000 and 1999:

                                Nine-month Periods         Three-month Periods
                                 Ended September           Ended September 30,
                                  2000     1999            2000           1999
Average amount of recorded
investment in impaired loans     $7,408  $12,298         $ 7,770        $8,362
Collections of interest from
impaired loans and recognized
as interest income               $   --  $   --          $    --        $    --


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

The valuation  allowance for impaired  loans of $2.9 million as of September 30,
2000 is included  with the general  allowance for credit losses of $33.9 million in the "All Other Loans"  column in the  statement  of changes in the  allowance account for the first nine months of 2000 shown  below.  The amounts  related to tax refund anticipation loans and to all other loans are shown separately.
                                                   Tax           All
                                                  Refund        Other
                                                  Loans         Loans        Total
                                              ------------- ------------- ------------
Balance, December 31, 1999                    $      488    $   29,966    $   30,454
Provision for loan losses                          3,631         9,514        13,145
Loan losses charged against allowance             (6,226)       (8,705)      (14,931)
Loan recoveries added to allowance                 2,620         2,007         4,627
Addition of Allowance from Los Robles Bank            --         1,139         1,139
                                              ------------- ------------- ------------
Balance, September 30, 2000                   $      513    $   33,921    $   34,434
                                              ============= ============= ============

Balance, December 31, 1998                    $      333    $   30,166    $   30,499
Provision for loan losses                          2,816         2,823         5,639
Loan losses charged against allowance             (5,518)       (5,091)      (10,609)
Loan recoveries added to allowance                 2,639         1,649         4,288
                                              ------------- ------------- ------------
Balance, September 30, 1999                   $      270    $   29,547    $   29,817
                                              ============= ============= ============

                                                                              13

7.Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of September 30, 2000 and December 31, 1999, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for September 30, 2000 and December 31, 1999, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of intangibles is $34.9 million. The purchased goodwill is being amortized over 10 and 15 year periods. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset (impairment), a charge against current earnings would be recorded. No such impairment existed at September 30, 2000 or December 31, 1999.

8.       Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $98.5 million and $85.0 million of advances from the Federal Home Loan Bank of San Francisco at September 30, 2000 and December 31, 1999, respectively.

9.       Comprehensive Income

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

10.      Segment Disclosure

While the Company's products and services are all of the nature of commercial banking, the Company has eight reportable segments. There are seven specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, Northern Region and Los Robles Bank. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. A segment for Los Robles Bank was added in the third quarter of 2000 due to the acquisition mentioned in Note 4. The results of operations for the nine months and three months ended September 30, 2000 and 1999 for San Benito have been included in the Northern Region because San Benito Bank was merged into FNB.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

 (in thousands)                                                                                   Los
                               Branch     Retail     Wholesale  Refund       Tax     Northern    Robles     All
                             Activities   Lending     Lending  Programs   Fiduciary   Region      Bank      Other      Total
                             ----------  ---------- ---------- ---------  --------- ----------  --------- ---------- ----------
 Nine months ended
 September 30, 2000
 Revenues from
   external customers         $  8,155    $ 48,170   $ 48,473   $ 25,999  $ 10,546  $   75,853   $ 3,938   $ 40,649  $  257,845
 Intersegment revenues          81,155         326         --      2,147     3,310          --        --    (55,162)     31,776
                              --------    --------   --------   --------  --------  ----------   -------   --------  ----------
 Total revenues               $ 89,310    $ 48,496   $ 48,473   $ 28,146  $ 13,856  $   75,853   $ 3,938   $(14,513) $  289,621
                              ========    ========   ========   ========  ========  ==========   =======   ========  ==========

 Profit (Loss)                $ 22,003      $8,855   $ 12,249   $ 16,380    $6,166  $   16,130     $ 540   $(12,048) $   69,735
 Interest income                    70      47,397     47,769     18,725        --      83,754     3,588     40,160     237,875
 Interest expense               48,243         331          5         --     2,569      22,829       936      7,470      81,446
 Internal charge for funds         667      30,885     29,253      3,255        --          --        --   (32,284)      31,776
 Depreciation                      997         152         85        138       102         517       220      1,743       3,734
 Total assets                   15,542     814,134    732,612       (495)    1,578   1,181,089   164,499    674,393   3,583,352
 Capital expenditures               --          --         --         --        --       8,475        --     15,352      23,826

 Nine months ended
 September 30, 1999
 Revenues from
   external customers         $  6,784    $ 39,694   $ 39,440   $ 14,604    $9,845  $   64,044      $  -   $ 31,252  $  205,663
 Intersegment revenues          55,263         166         --      1,967     1,784          --        --     10,386      69,566
                              --------    --------   --------   --------  --------  ----------   -------   --------  ----------
 Total revenues               $ 62,047    $ 39,860   $ 39,440   $ 16,571  $ 11,629  $   64,044      $  -   $ 41,638  $  275,229
                              ========    ========   ========   ========  ========  ==========   =======   ========  ==========

 Profit (Loss)                $ 12,878      $9,815   $ 13,795     $9,822    $6,460  $   19,636      $  -   $(12,822) $   59,584
 Interest income                    50      38,898     38,518      8,023        --      58,623        --     28,662     172,774
 Interest expense               29,236         169          3         --     1,558      18,063        --      3,880      52,909
 Internal charge for funds         599      23,831     20,919        641        --          --        --     23,576      69,566
 Depreciation                    1,179         119         78         71       108       1,167        --      1,083       3,805
 Total assets                   16,659     676,219    636,420        320     3,853   1,132,389        --    582,981   3,048,841
 Capital expenditures               --          --         --         --        --       1,042        --      6,126       7,168




 (in thousands)                                                                                   Los
                               Branch     Retail     Wholesale  Refund       Tax     Northern    Robles     All
                             Activities   Lending     Lending  Programs   Fiduciary   Region      Bank      Other      Total
                             ----------  ---------- ---------- ---------  --------- ----------  --------- ---------- ----------
 Three months ended
 September 30, 2000
 Revenues from
   external customers         $  2,865    $ 17,115   $ 17,086   $    389  $  3,362  $   35,167   $ 3,938   $ 12,328  $   92,251
 Intersegment revenues          26,322         181         --        165     1,222          --              (16,006)     11,884
                              --------    --------   --------   --------  --------  ----------   -------   --------- ----------
 Total revenues               $ 29,187    $ 17,296   $ 17,086   $    554  $  4,584  $   35,167   $ 3,938   $ (3,678) $  104,135
                              ========    ========   ========   ========  ========  ==========   =======   ========= ==========

 Profit (Loss)                $  8,234    $  2,822     $3,676   $   (703) $  2,004  $    3,558   $   540   $ (6,602) $   13,529
 Interest income                    21      16,946     16,951        331        --      46,598     3,588     13,727      98,162
 Interest expense               14,394         183          2         --       896      10,750       936      3,675      30,836
 Internal charge for funds         211      11,018     10,720        102        --          --        --    (10,167)     11,884
 Depreciation                      346          57         31         67        35          --       220        677       1,433
 Total assets                   15,542     814,134    732,612       (495)    1,578   1,181,089   164,499    674,393   3,583,352
 Capital expenditures               --          --         --         --        --       5,805        --      3,858       9,663

 Three months ended
 September  30, 1999
 Revenues from
   external customers         $  1,328    $ 14,150  # $14,024  #$     84 #$  4,236 #$   29,748   $    --   $  9,392  $   72,962
 Intersegment revenues          19,003          66         --         30       594          --        --      3,573      23,266
                              --------    --------   --------   --------  --------  ----------   -------   --------  ----------
 Total revenues               $ 20,331    $ 14,216    $14,024   $    114  $  4,830  $   29,748   $    --   $ 12,965  $   96,228
                              ========    ========   ========   ========  ========  ==========   =======   ========  ==========

 Profit (Loss)                $  3,306    $  3,327     $4,670   $   (301) $  3,039  $    8,489   $    --   $ (5,142) $   17,388
 Interest income                    20      13,891     13,786         55        --      27,227        --      8,647      63,626
 Interest expense                9,866          67          1         --       504       8,239        --      1,752      20,429
 Internal charge for funds         207       8,718      7,560         --        --          --        --      6,781      23,266
 Depreciation                      399          45         44         23        36         530        --        314       1,391
 Total assets                   16,659     676,219    636,420        320     3,853   1,132,389        --    582,981   3,048,841
 Capital expenditures               --          --         --         --        --         526        --      3,194       3,720


The following  table  reconciles  total  revenues and profit for the segments to total revenues and pre-tax income, respectively,  in the consolidated statements of income for the nine-and  three-month  periods  ended  September  30, 2000 and
1999.
                                      Nine months                     Three months
                                   ended September 30,             ended September 30,
                                  2000             1999           2000             1999
                                --------------------------    --------------------------
 Total revenues for
   reportable segments           $293,559        $ 275,229    $ 94,517         $ 89,030
 Elimination of
   intersegment revenues          (31,776)         (69,566)    (11,884)         (23,266)
 Elimination of taxable
   equivalent adjustment           (4,671)          (4,195)     (1,557)          (1,484)
                                --------------------------    --------------------------
 Total consolidated revenues     $257,112        $ 201,468    $ 81,076         $ 64,280
                                ==========================    ==========================
 Total profit or loss
   for reportable segments       $ 69,735          $59,584    $ 13,529         $ 17,315
 Elimination of taxable
   equivalent adjustment           (4,671)          (4,195)     (1,557)          (1,484)
                                --------------------------    --------------------------
 Income before income taxes      $ 65,064          $55,389    $ 11,972         $ 15,831
                                ==========================    ==========================

11.      New Accounting Pronouncements

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

12. Contingencies

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program.

The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages is not specified in the complaint served on the Company. Therefore, Management cannot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") posted core earnings (reported income excluding merger-related charges) of $11.3 million for the quarter ended September 30, 2000, up $0.8 million compared to the same quarter last year. Diluted core earnings per share for the third quarter of 2000 were $0.43 compared to $0.40 earned in the third quarter of 1999. Net reported income of the Company was $6.8 million or $0.25 diluted earnings per share for the quarter ended September 30, 2000. The Company incurred significant merger-related charges in the third quarter related to both the acquisition of LRB and the merger with SBB.

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company's balance sheet and income statement caused by its tax refund and transfer programs. The actions taken by the Company to manage these programs are discussed in a specific section of this discussion titled "Refund Anticipation Loan and Refund Transfer Programs." Readers are referred to this section because Management believes that the explanation of the impacts will be clearer to the reader if those actions are all described in one place.

Compared to the third quarter of 1999, net interest income (the difference between interest income and interest expense) increased by $5.5 million in the third quarter of 2000, an increase of 14.9%. This was due primarily to additional interest on loans, as average loan balances increased from $1.95 billion during the third quarter of 1999, to $2.37 billion during the same quarter of 2000, a 21.5% increase. Interest income from loans for the quarter was $55.7 million, up $12.8 million or 29.9%. Deposits increased $427.0 million or 16.3% over the last 12 months. During the first quarter of 2000, the Company issued about $405 million of certificates of deposit to fund its tax refund loan program. While these deposits had all matured by September 30, 2000, because of these deposits, interest expense for the three- and nine-month periods ended September 30, 2000 was higher compared to the same periods of 1999.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.9 million or 21.0% over the same quarter of 1999. Trust and Investment Services fees were up $309,000.

Provision expense for the third quarter of 2000 for loans other than tax refund loans was $5.3 million, compared to the $968,000 provided in the third quarter of 1999. Of this $5.3 million in provision expense, $3.4 million was related to differences in grading practices between the acquired institutions' loan portfolios and those of the Company. The remainder of this increase was due to the growth in the loan portfolios.

Noninterest expense was $36.1 million in the third quarter of 2000 compared to $29.2 million in the same quarter of 1999, a $6.9 million increase. A major reason for this increase was related to the Company's two acquisitions. Specifically, the Company incurred $3.8 million in merger-related charges in the third quarter of 2000. Of that amount, $2.7 million was related to severance and salary continuation expenses and $1.1 million was related to legal, accounting and consultant costs. Without these merger charges, noninterest expense would have increased $3.1 million, an increase of 10.6% compared to a growth in average assets from the third quarter of 1999 to the third quarter of 2000 of 20.0%. The higher level of expenses with merger related costs compared to 1999 resulted in an increase in the Company's operating efficiency ratio, which measures what proportion of a dollar of operating income it takes to earn that dollar, from 61.51% for the third quarter of 1999 to 65.44% for the third quarter of 2000. Without the merger-related charges, the Company's efficiency ratio would have decreased to 58.53%.

BUSINESS

The Company is a bank holding company. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB") including its affiliates South Valley National Bank ("SVNB") and San Benito Bank ("SBB") as well as Los Robles Bank ("LRB"). SBB&T and LRB are state-chartered commercial banks. SBB&T is a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. They offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services. The Company's third active subsidiary is Pacific Capital Commercial Mortgage, Inc. ("PCCM"). The primary business activity of PCCM is brokering commercial real estate loans and servicing those loans for a fee. Bancorp provides support services, such as data processing, personnel, training, and financial reporting to its subsidiary banks. Bancorp has one inactive subsidiary, Pacific Capital Services Corporation.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements with respect to the financial conditions, results of operations and business of the Company. These include statements about the Company's plans, objectives, expectations and intentions that are not historical facts. When used in this Report, the words "expects", "anticipates", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California, are less favorable than expected; (4) changes in the IRS's handling of electronic filing and refund payments adversely affect the Company's RAL and refund transfer ("RT") programs; (5) legislation or regulatory requirements or changes adversely affect the business in which the Company will be engaged; and (6) other risks detailed in the Pacific Capital Bancorp 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("1999 10-K MD&A").

TOTAL ASSETS AND EARNING ASSETS


The table below shows the growth in average total assets and deposits since 1996. Annual averages are shown for 1996 and 1997; quarterly averages are shown for 1998, 1999 and 2000. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Table 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

                         Average               Average
                          Assets              Deposits          Difference
                    ------------------  ------------------   ----------------
1996                           $1,866             $ 1,688               $178
1997                            2,241               1,985                256
1st Quarter 1998                2,540               2,215                325
2nd Quarter 1998                2,541               2,221                320
3rd Quarter 1998                2,662               2,330                332
4th Quarter 1998                2,784               2,423                361
1st Quarter 1999                2,965               2,589                376
2nd Quarter 1999                2,891               2,477                414
3rd Quarter 1999                2,971               2,543                428
4th Quarter 1999                3,046               2,582                464
1st Quarter 2000                3,675               3,147                528
2nd Quarter 2000                3,516               2,968                548
3rd Quarter 2000                3,567               3,032                535

Deposit balances also have been included in the table because, prior to 1999, as reflected in Table 1, changes in assets were primarily related to changes in deposit levels, as can be seen by the difference between average assets and deposits remaining relatively stable from the first quarter of 1998 through the first quarter of 1999. As deposit funds were received, they were either lent to customers or invested in securities. From the second quarter of 1999 to the current quarter, the growth in assets has been driven more by increasing loan demand than by deposit growth. This change is reflected in the table by the trend of increasing differences between total deposits and total assets. As explained below, the Company funded much of this growth in loans from the proceeds of maturing securities and by borrowing funds from other financial institutions.

The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry. The Company has obtained new customers as they became dissatisfied when the character of their local bank was changed by an acquiring institution. In addition, the Company's experience with acquisitions has been contrary to the general pattern of banks losing customers of the acquired institution, in that depositors of acquired banks have kept their deposits with the Company. The same experience has been seen with the depositors of the merged banks, namely that deposits have increased since the mergers. Because mergers are accounted for as a pooling of interests, asset and deposit totals for periods prior to the mergers have been restated to include their balances. SBB&T has also opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table.

The major reason for the large increase in assets and deposits during the first quarter of 2000 as well as the decrease in the second quarter was the significant expansion of the Company's tax refund loan program. The Company issued approximately $405 million in certificates of deposit to fund these loans. The funding of the program is explained in greater detail in the sections titled "Refund Anticipation Loan and Refund Transfer Programs" in the Company's quarterly reports on Form 10-Q for the first and second quarters of 2000.

In the third quarter of 2000, average earning assets and average deposits increased by $162.4 million and $145.7 million, respectively, over the 3rd Qtr of 1999, due to the acquisition of Los Robles Bank. Earning assets consist of the various assets on which the Company earns interest income. On average, the Company earned interest on 92.0% of its assets during the third quarter of 2000. This compares with an average of 90.1% for peer FDIC-Insured Commercial Banks. (See Note A. Notes are found at the end of this report.) Having more of its assets earning interest helps the Company to maintain its high level of profitability. The Company has achieved this higher percentage by several means. Loans are structured to have interest payable in most cases each month so that large amounts of accrued interest receivable (which are nonearning assets) are not built up. In this manner, the interest received can be invested to earn additional interest. The Company leases most of its facilities under long-term contracts rather than owning them. This, together with the aggressive disposal of real estate obtained as the result of foreclosure, avoids tying up funds that could be earning interest. Lastly, the Company has developed systems for clearing checks which are faster than those used by most banks of comparable size. These systems permit the Company to put the cash to use more quickly. At the Company's current size (excluding the extra assets due to the certificates of deposits added for the tax refund loan program), these and other steps have resulted in about $68 million more assets earning interest during the third quarter of 2000 than would be the case if the Company's ratio were similar to its FDIC peers. The additional earnings from these assets are somewhat offset by higher lease expense, additional equipment costs, and occasional losses taken on quick sales of foreclosed property. However, on balance, Management believes that these steps give the Company an earnings advantage.

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

Table 2 shows the average balances of the major categories of earning assets and liabilities for the nine-month periods ended September 30, 2000 and 1999 together with the related interest income and expense. Table 3 shows the same data for the three-month periods ended September 30, 2000 and 1999. Table 4, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 1999 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first nine months of 2000, NOW accounts averaged $352,753,000, interest expense for them was $1,905,000, and the average rate paid was 0.72%. In the first nine months of 1999, NOW accounts (interest bearing demand) averaged $310,307,000, interest expense for them was $1,651,000, and the average rate paid was 0.71%. Table 4 shows that the $254,000 increase in interest expense for demand deposits from the first nine months of 1999 to the first nine months of 2000 is the result of a $208,000 increase in interest expense due to higher balances in 2000, and an increase of $46,000 due to higher rates paid during 2000.

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

TABLE 2 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)                       Nine months ended                       Nine months ended
                                            September 30, 2000                      September 30, 1999
                                    -----------------------------------------------------------------------------
                                      Average       Income/      Yield/       Average       Income/     Yield/
                                      Balances      Expense      Rate        Balances       Expense      Rate
                                    ------------------------------------   --------------------------------------
ASSETS
Short-term investments                $  236,057     $ 10,989     6.20%     $  111,173    $  4,079       4.91%
Securities: (2)
    Taxable                              659,676       29,810     6.02%        627,309      27,943       5.96%
    Non-taxable                          164,782       12,265     9.92%        142,137      10,817      10.15%
                                    ------------- ------------             ------------ -----------
      Total securities                   824,458       42,075     6.80%        769,446      38,760       6.73%
                                    ------------- ------------             ------------ -----------
Loans and leases: (3)
    Commercial                           729,895       49,228     8.98%        456,104      30,903       9.06%
    Ready equity                          63,051        4,648     9.82%         52,845       3,502       8.86%
    Real estate                        1,166,344       74,989     8.57%      1,087,855      68,921       8.45%
    Installment and consumer loans       204,136       14,305     9.33%        155,383      11,736      10.10%
    Leasing                              112,014        8,573    10.20%         95,531       6,929       9.70%
    Tax refund loans                      80,365       18,725       --          16,567       7,600          --
                                    ------------- ------------             ------------ -----------
      Total loans and leases           2,355,805      170,468     9.64%      1,864,285     129,591       9.28%
                                    ------------- ------------             ------------ -----------

      Total earning assets             3,416,320      223,532     8.72%      2,744,904     172,430       8.38%
Allowance for credit losses              (32,535)                              (32,078)
Other assets                             288,440                               227,895
                                    -------------                          ------------

TOTAL ASSETS                          $3,672,225                            $2,940,721
                                    =============                          ============

LIABILITIES
Deposits:

    Interest-bearing demand             $352,753        1,905     0.72%       $310,307       1,651       0.71%
    Savings and money market             925,143       22,470     3.24%        815,251      16,311       2.67%
    Time deposits                      1,177,269       48,746     5.52%        858,053      30,497       4.75%
                                    ------------- ------------ ---------   ------------ -----------
      Total interest-bearing           2,455,165       73,121     3.97%      1,983,611      48,459       3.27%
      deposits
Borrowed funds                           194,753        9,258     6.33%        109,863       4,450       5.42%
                                    ------------- ------------ ---------   ------------ -----------
      Total interest-bearing           2,649,918       82,379     4.14%      2,093,474      52,909       3.38%
      liabilities
Noninterest-bearing demand deposits      695,320                               573,901
Other liabilities                         43,449                                30,585
                                    -------------                          ------------
TOTAL LIABILITIES                      3,388,687                             2,697,960

Shareholders' equity                     283,538                               242,761
TOTAL LIABILITIES AND
                                    -------------                          ------------
SHAREHOLDERS' EQUITY                  $3,672,225                            $2,940,721
                                    =============                          ============

Net interest rate spread                                          4.58%                                  5.00%
NET INTEREST INCOME AND NET
                                                  ------------                          ----------
    INTEREST MARGIN                                  $141,153     5.51%                   $119,521       5.81%
                                                  ============                          ==========

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

                                                                              23

TABLE 3 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)                          Three months ended                      Three months ended
                                                September 30, 2000                      September 30, 1999
                                       -------------------------------------   -------------------------------------
                                         Average      Income/      Yield/         Average       Income/     Yield/
                                         Balances     Expense       Rate         Balances       Expense      Rate
                                       -------------------------------------   -------------------------------------
ASSETS
Short-term investments                   $   61,367    $   965        6.24%     $   67,600     $   870      5.11%
Securities:  (2)
    Taxable                                 668,271     10,522        6.25%        601,952       8,989      5.92%
    Non-taxable                             176,981      4,507       10.19%        144,655       3,663     10.13%
                                       ------------- ----------                ------------  ----------
      Total securities                      845,252     15,029        7.07%        746,607      12,652      6.74%
                                       ------------- ----------                ------------  ----------
Loans and leases:  (3)
    Commercial                              761,601     19,003        9.90%        530,604      12,183      9.11%
    Ready equity                             67,553      1,724       10.13%         56,205       1,243      8.77%
    Real estate                           1,209,128     26,419        8.74%      1,109,435      23,244      8.38%
    Installment and consumer loans          218,532      5,290        9.60%        158,636       3,918      9.80%
    Leasing                                 118,001      3,060       10.29%         99,659       2,418      9.63%
    Tax refund loans                             --        331          --              --          --        --
                                       ------------- ----------                ------------  ----------
      Total loans and leases              2,374,815     55,827        9.36%      1,954,539      43,006      8.77%
                                       ------------- ----------                ------------  ----------

      Total earning assets                3,281,434     71,821        8.71%      2,768,746      56,528      8.13%
Allowance for credit losses                 (30,990)                               (30,901)
Other assets                                316,289                                232,746
                                       -------------                           ------------

TOTAL ASSETS                             $3,566,733                             $2,970,591
                                       =============                           ============

LIABILITIES

Deposits:
    Interest-bearing demand                $354,986        715        0.80%       $332,015         577      0.69%
    Savings and money market                930,975      8,219        3.50%        815,844       5,544      2.70%
    Time deposits                         1,081,990     15,472        5.67%        870,029      10,212      4.66%
                                       ------------- ----------   ----------   ------------  ----------  ---------
      Total interest-bearing deposits     2,367,951     24,406        4.09%      2,017,888      16,333      3.21%
Borrowed funds                              215,046      3,296        6.08%        138,477       1,967      5.64%
                                       ------------- ----------   ----------   ------------  ----------  ---------
      Total interest-bearing              2,582,997     27,702        4.25%      2,156,365      18,300      3.37%
      liabilities
Noninterest-bearing demand deposits         664,147                                542,758
Other liabilities                            34,879                                 28,289
                                       -------------                           ------------
TOTAL LIABILITIES                         3,282,023                              2,727,412

Shareholders' equity                        284,710                                243,179

                                       -------------                           ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $3,566,733                             $2,970,591
                                       =============                           ==============

Net interest rate spread                                              4.46%                                 5.50%
NET INTEREST INCOME AND NET
                                                     ----------                                ----------
    INTEREST MARGIN                                    $44,119        5.36%                    $38,228      5.48%
                                                     ==========                                ==========

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

                    TABLE 4 -   RATE/VOLUME ANALYSIS  (1) (2)
                                                   Three months ended                               Nine months ended
(in thousands)                                     September 30, 2000                              September 30, 2000
                                                 vs September 30, 1999                            vs September 30, 1999
                                      ---------------------------------------------  -----------------------------------------------
                                       Change in   Change in                          Change in   Change in
                                        Average     Income/      Rate     Volume       Average     Income/       Rate      Volume
                                        Balance     Expense     Effect    Effect       Balance     Expense      Effect     Effect
                                      ---------------------------------------------  -----------------------------------------------
EARNING ASSETS:
Short-term investments                    ($6,233)     $   95    $   180      ($85)     $124,884     $ 6,910       39,613   (32,703)
Securities:
    Taxable                                66,319       1,533        512     1,021        32,367       1,867          372     1,495
    Non-taxable                            32,326         844         21       823        22,645       1,448          (54)    1,502
                                      ---------------------------------------------  -----------------------------------------------
       Total securities                    98,645       2,377        533     1,844        55,012       3,315          318     2,997
                                      ---------------------------------------------  -----------------------------------------------
Loans and leases:
    Commercial                            230,997       6,820      1,131     5,689       273,791      18,325          365    17,960
    Ready equity                           11,348         481        208       273        10,206       1,146        1,174       (28)
    Real estate                            99,693       3,175      1,026     2,149        78,489       6,068        2,092     3,976
    Installment and                        59,896       1,372        (80)    1,452        48,753       2,569        (294)     2,863
    consumer loans
    Leasing                                18,342         642        156       486        16,483       1,644        1,124       520
    Tax refund loans                            0         331          0       331        63,798      11,125            0    11,125
                                      ---------------------------------------------  -----------------------------------------------
       Total loans and leases             420,276      12,821      2,443    10,047       491,520      40,877        4,462    36,415
                                      ---------------------------------------------  -----------------------------------------------

TOTAL EARNING ASSETS                     $512,688      15,293      3,156    12,137      $671,416      51,102       44,393     6,709
                                      ============                                   ============

INTEREST-BEARING LIABILITIES
Deposits:
    Interest-bearing demand               $22,971         138         98        40       $42,446         254           46       208
    Savings and money market              115,131       2,675      1,889       786       109,892       6,159        1,598     4,561
    Time deposits                         211,961       5,260      2,767     2,493       319,216      18,249       15,504     2,745
                                      ---------------------------------------------  -----------------------------------------------
       Total deposits                     350,063       8,073      4,753     3,320       471,554      24,662       17,148     7,514
Borrowed funds                             76,569       1,329        239     1,090        84,890       4,808       43,458   (38,650)
                                                                                     ------------------------
TOTAL INTEREST-BEARING
    LIABILITIES                          $426,632       9,402      4,993     4,409      $556,444      29,470       60,605   (31,135)
                                      ============---------------------------------  ============-----------------------------------

NET INTEREST INCOME (4)                                $5,891   ($1,837)    $7,728                   $21,632     ($16,212)  $37,844
                                                  =================================              ===================================

(1) Income amounts are presented on a fully taxable  equivalent (FTE) basis.

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

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level) if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 1999, and September 30, 2000 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                              Shocked by -2%    Shocked by +2%

As of  December 31, 1999
Net interest income              (4.26%)            +3.00%
Net economic value               +8.84%             (6.61%)

As of  September 30, 2000
Net interest income              (2.50%)            +2.31%
Net economic value              +14.50%            (11.87%)

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

The same changes to the balance sheet and mitigating steps mentioned above in connection with net interest income also account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two- percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured. The changes in the results of the rate shocks for net economic value from December 31, 1999 to September 30, 2000 are a result of changes in the balance sheet over that time which includes the acquisition of LRBC.

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

DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there was a significant increase in deposits during the first quarter of 2000 to fund the tax refund loan program. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2 and 3 reflect this higher rate.

The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and

Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB, CSB and LRBC acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company. The abnormal growth in deposits related to the tax refund programs was carefully planned to provide the least expensive source of funding and within the context of maintaining the Company's well-capitalized classification as measured at each quarter-end.

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of September 30, 2000, have increased by $363.2 million compared to December 31, 1999, and by $447.6 million compared to September 30, 1999. As shown in the table in Note 6 to the consolidated financial statements, most of the categories of loans increased in the last 12 months.

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

The balances of nonresidential real estate loans have increased and tend to vary more than other loan types because the average size is larger than for other loan types and typically these loans have shorter maturities. Therefore originations and payoffs have a proportionally larger impact on the outstanding balance.

Construction loans at September 30, 2000 are lower than a year ago. However, over the past two years and up until this quarter, the Silicon Valley, which is adjacent to the Company's northern market areas, had recently seen rapidly rising housing prices because of limited supply. This caused new housing construction activity to increase in areas that are within commuting distance, and the Company is financing some of this construction, and the Company's balance of construction loans at various times during the first nine months of 2000 was higher than the balance at September 30, 1999.

Commercial loans have shown the largest increase over the last 12 months as businesses in the Company's market areas continue to benefit from the strong economy.

The consumer loan portfolio has increased primarily because of an increased number of indirect auto loans. Indirect auto loans are loans purchased from auto dealers. The dealers' loans must meet the credit criteria set by the Company.

Table 2 includes average balances for tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Because they are outstanding for only a short time and because any loans unpaid by June 30 of each year are charged off, there were no such loans outstanding at December 31, 1999 or at September 30, 1999 or 2000. The fees charged for the tax refund loans are unrelated to the time they are outstanding and related more to the cost to process and the credit risk and yields computed by dividing annualized interest income is not meaningful. As shown in Table 2, the expanded program in 2000 resulted in significantly higher average balances for these loans during the first nine months of 2000.

Without the effect of tax refund loans, average yields for the three and nine-month periods ended September 30, 2000 were 9.31% and 8.89%, respectively, and for the three and nine month periods ended September 30, 1999 were 8.77% and 8.81%, respectively.

The Federal Open Market Committee of the Federal Reserve Board has increased its target market rates a number of times in the last 12 months. Along with most other financial institutions, the Company has increased its prime rate to reflect the change in market rates. Because of these increases, the average rate earned on loans aside from tax refund loans has increased by 0.65% in the third quarter of 2000 compared to the third quarter of 1999.

OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                                    September 30,     December 31,
                                                       2000             1999
                                                       ----             ----
Commitments to extend credit
Commercial                                         $550,100         $396,350
Consumer                                             83,520           74,748
 Standby letters of credit                           31,473           20,811

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 1999 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 6 to the financial statements.

Table 6 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the third quarter of 2000, and at the end of the previous four quarters.

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company does nonetheless compute its ratios and compares them with peer ratios as a check on its methodology. Only two other banks operate national tax refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's figures and ratios in the table for comparability.

Nonperforming   assets  include  noncurrent  loans  and  foreclosed   collateral
(generally real estate).

Table 5--ASSET QUALITY
(dollars in thousands)
                                     September 30,     June 30,       March 31,      December 31,     September 30,
                                           2000           2000            2000            1999              1999
                                     ------------------------------ ---------------  --------------  -----------------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more                    $          743 $        1,530  $        2,869   $         715   $            640
Nonaccrual loans                             12,609         14,261          13,575          15,626             14,600
                                     ------------------------------ ---------------  --------------  -----------------
Total noncurrent loans                       13,352         15,791          16,444          16,341             15,240
Foreclosed real estate                           --             --              --              --                 --
                                     ------------------------------ ---------------  --------------  -----------------
Total nonper-
  forming assets                     $       13,352 $       15,791  $       16,444   $      16,341   $         15,240
                                     ============================== ===============  ==============  =================
Allowance for credit losses
   other than RALs                   $       33,921 $       28,563  $       29,464   $      29,966   $         29,817
Allowance for RALs                              513            141           3,209             488                 --
                                     ------------------------------ ---------------  --------------  -----------------
Total allowance                      $       34,434 $       28,704  $       32,673   $      30,454   $         29,817
                                     ============================== ===============  ==============  =================

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of
  allowance for credit
  losses to total loans                        1.38%          1.30%           1.34%           1.43%              1.49%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                    254%           181%            179%            183%               196%
Ratio of noncurrent
  loans to total loans                         0.54%          0.72%           0.75%           0.78%              0.76%
Ratio of nonperforming
  assets to total assets                       0.37%          0.46%           0.44%           0.53%              0.50%




FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans                         n/a           1.71%           1.86%           1.82%              1.85%
Coverage ratio of
  allowance for credit
  losses to noncurrent loans                    n/a            205%            217%            221%               210%
Ratio of noncurrent
  loans to total loans                          n/a           0.58%           0.59%           0.58%              0.62%
Ratio of nonperforming
  assets to total assets                        n/a           0.83%           0.86%           0.83%              0.88%

The allowance for credit losses (other than tax refund loans) compared to total loans remains lower than the corresponding ratios for the Company's peer group. However, the Company's ratio of allowance for loan loss compared to non-current loans is higher than the ratio for its peers and the Company's ratio of non-performing assets to total assets is less than half that of its peers. The Company generally has a lower ratio of net charge-offs to average loans as shown in the following table:

Ratio of Net Charge-Offs
 to Average Loans:

                                      2000 YTD     1999    1998   1997     1996
Pacific Capital Bancorp
 (excl. tax refund loans)              0.42%      0.37%   0.36%   0.33%    0.09%

FDIC Peers                             0.59%      0.68%   1.08%   1.03%    0.89%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 6 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for September 30, 2000 (amounts in thousands).

Table 6--NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

                                              Noncurrent         Other Potential
                                                 Loans            Problem Loans
                                                 -----            -------------
Loans secured by real estate:

Construction and

       land development                        $       --          $     3,749
    Agricultural                                       --                  276
    Home equity lines                                 290                  690
    1-4 family mortgage                             2,167                  306
    Multifamily                                        --                   --
    Nonresidential, nonfarm                         1,861                2,956
Commercial and industrial                           7,093               30,563
Leases                                                808                1,393
Other consumer loans                                1,133                2,573
Other Loans                                            --                   --
                                               ----------          -----------
Total                                          $   13,352          $    42,506
                                               ==========          ===========

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 2000 (amounts in thousands).

         Doubtful                     $4,579
         Substandard                  $8,272
         Special Mention              $1,922

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to loans which are not currently regarded as potential problem loans, but for which, based on the Company's experience, there are unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2000 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company entered into several interest rate swaps to mitigate interest rate risk late in 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps in place at June 30, 2000, was $62.6 million with a market value of approximately $254,000 less than their recorded amount.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Cash in excess of the amount needed to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repo agreements"). These agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

As shown in Tables 2 and 3, the average balance of these short-term investments for the first nine months of 2000 was more than for the first nine months of 1999. The reason for this change is that the Company had to arrange for a substantial amount of funding for the refund loan program. The funding could not be arranged for as short a period as was needed for the tax refund loans, and the Company therefore had an excess amount of funds on hand for much of the first half of 2000. Some of this excess was used to purchase securities, but most was sold as Federal funds or invested with other institutions in reverse repo agreements

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase, Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB"). Generally, Federal funds have been purchased only from other local financial institutions as an accommodation to them. However, because of the need for additional funding this year to support the very strong loan demand, the Company occasionally has purchased additional funds. Nonetheless, because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 7 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

Table 7--OTHER BORROWINGS

                              Average          Average          Percentage of
Quarter Ended               Outstanding         Rate        Average Total Assets
-------------           -----------------  --------------  ---------------------
March            1999       $  27.0             4.44%               0.9%
June             1999          45.1             4.55                1.6
September        1999          30.6             4.69                1.0
December         1999          62.0             5.08                2.0
March            2000          82.6             3.82                2.3
June             2000          78.8             6.31                2.2
September        2000         127.2             6.15                3.6

The amount of these borrowings rose in the fourth quarter of 1999 as the growth in loans continued to exceed the growth in deposits and the Company turned to nondeposit sources to fund the loan growth.

Long-term debt consists of advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The outstanding advances from the FHLB at September 30, 2000 totaled $98.5 million. The scheduled maturities of the advances are $4.5 million in 1 year or less, $48.5 million in 1 to 3 years, and $74.1 million in more than 3 years.

Table 8 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 8--LONG-TERM DEBT
                              Average         Average         Percentage of
Quarter Ended              Outstanding         Rate        Average Total Assets
-------------           -----------------  -------------  ----------------------
March            1999       $  49.3             5.68%               1.7%
June             1999          67.9             5.74                2.4
September        1999         107.9             5.90                3.6
December         1999          88.4             6.00                2.9
March            2000         112.9             7.02                3.1
June             2000          99.7             6.04                2.8
September        2000          87.9             5.99                2.5

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

The following table shows of the major items of other operating income and expense for the nine and three months ended September 30, 2000 and 1999 that are not specifically listed in the consolidated statements of income.

TABLE 8 --OTHER OPERATING INCOME AND EXPENSE
(dollars in thousands)
                                              Nine Months Ended              Three Months Ended
                                                 September 30,                  September 30,
                                             --------------------           --------------------
                                                 2000      1999               2000        1999
                                             --------------------           --------------------
Noninterest income

     Merchant credit card processing         $  6,004     $ 4,057            $ 2,229     $ 1,841
     Trust fees                              $ 10,742     $ 9,719            $ 3,441     $ 2,353
     Refund transfer fees                    $  7,263     $ 6,568            $    46     $    16

Noninterest expense

     Marketing                               $  2,090     $ 2,038            $   672     $   838
     Consultants                             $  5,450     $ 8,660            $ 2,441     $ 2,569
     Merchant credit card clearing fees      $  4,807     $ 2,859            $ 1,765     $ 1,339

Consultant expense is lower in the three and nine-month periods ended September 30, 2000 than in the corresponding periods of 1999. In 1999, the Company engaged programming consultants to assist with the conversion of the core banking systems used at FNB to those used at the Company and for assistance in preparing for the Century Date Change ("Y2K).

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

Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the nine and three-month periods ended September 30, 2000 and 1999.

                                   Nine Months Ended          Three Months Ended
                                     September 30,               September 30,
                                     2000    1999                2000     1999
Salary and benefits as
  a percentage of total
  revenues                          19.61%  20.43%               24.45%  21.68%
Salary and benefits as
  a percentage of average
  assets                             1.37%   1.40%                0.56%   0.47%

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments. Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the additional occupancy expense relates to new facilities that were leased subsequent to the fire at the Company's administrative headquarters which occurred February 20, 1999. 105 employees that worked in the building needed to be immediately located to different work locations. Vacant commercial office space of sufficient size is very limited in the area. In order to provide new work space for the displaced employees, the Company rented a building much larger than the former administrative building. In general, the new space is more expensive than the former building. Insurance covered the cost for the same amount of space; however, the cost for the additional space was not reimbursable. Some of the additional space has been utilized by moving employees from other leased space and the remainder of the building is being subleased. Occupancy expense is higher in 2000 than in 1999 because of the additional space. Eventually, this cost will be offset with subleasing income. The Company has also offset some of the increase with the discontinuation of lease expense on other offices as additional employees have moved into the building.

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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At of September 30, 2000, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At
September 30, 2000, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At September 30, 2000, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the third quarter of 2000 and 1999 (dollars in thousands).

Table 9--CAPITAL RATIOS
                                                   3rd Quarter       3rd Quarter
                                                      2000              1999           Change

                                                ----------------   --------------- -------------
Amounts:
   Net Income                                   $       6,688      $      10,585   $     (3,897)
   Average Total Assets                             3,566,733          2,970,591        596,142
   Average Equity                                     284,710            243,179         41,531
Ratios:
   Equity Capital to Total Assets (period end)          7.92%              8.04%          (0.12%)
   Annualized Return on Average Assets                  0.74%              1.41%          (0.67%)
   Annualized Return on Average Equity                  9.32%             17.27%          (7.95%)

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

Capital must be managed at both the Company and at the individual bank levels. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of September 30, 2000, the Company's risk-based capital ratio was 10.48%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of September 30, 2000, Tier I capital was 9.23% of risk adjusted assets and 7.10% of average tangible assets.

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, specific dividends must be declared and paid by the subsidiary banks to the parent in order for it to pay dividends to its shareholders. As state-chartered banks, California law limits the amount of dividends that may be paid by SBB&T and LRB to Bancorp. As a nationally-chartered bank, FNB's ability to pay dividends is governed by federal law and regulations.

As described in the section below titled "Refund Anticipation Loan and Refund Transfer Programs," the Company is planning to use a sell almost all of the refunds loans that will be made in 2001. This will significantly reduce the demand for liquidity in the first quarter of 2001.

California law limits dividends that may be paid by a bank without specific approval by the California Department of Financial Institutions to the lesser of the bank's retained earnings or the total of its undistributed net income for the last three years. The dividends needed to be paid by SBB&T to Bancorp for the acquisitions of First Valley Bank and Citizens State Bank exceeded the amount allowable without prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 1998 and 1999, it also approved other dividends from SBB&T to Bancorp to partially fund the latter's quarterly cash dividends to its shareholders and for other incidental purposes. SBB&T was able to pay $3 million in dividends to Bancorp during the first quarter of 2000 without specific approval. On June 29, 2000, the CDFI granted approval to SBB&T to pay up to $32.5 million to Bancorp for the purchase of Los Robles Bancorp and for the quarterly cash dividend paid to shareholders. Under this approval, SBB&T has paid $13.5 million to Bancorp.

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

The current quarterly dividend rate is $0.22 per share. When annualized, this represents a payout ratio of approximately 47% of earnings per share for the trailing 12 months. Without the merger-related charges in the third quarter of 2000, the dividend payout ratio would have been 42%.

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

As a bank holding company, Bancorp is primarily regulated by the Federal Reserve Bank ("FRB"). As a state-chartered member bank of the Federal Reserve System, SBB&T's primary Federal regulator is the FRB and its state regulator is the CDFI. As a state-chartered bank that is not a member of the Federal Reserve System, LRB's primary Federal regulator is the FDIC and its state regulator is the CDFI. As a nationally chartered bank, FNB's primary regulator is the Office of the Comptroller of the Currency. As a non-bank subsidiary of the Company, Pacific Capital Commercial Mortgage, Inc. is regulated by the FRB. Each of these regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

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

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, SBB&T has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. SBB&T earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans for the length of time that they are outstanding. Nonetheless, the fees are required to be classified as interest income. Because of the mid-April tax filing deadline, almost all of the loans are made and repaid during the first quarter of the year.

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

While SBB&T is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first quarters of 1999 and 2000. These impacts are discussed in detail in the Company's Quarterly Reports on Form 10-Q for the first two quarters of 2000.

Expectations for the Remainder of 2000 and for 2001:

During the remainder of 2000, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 9. However, these expenses are not expected to exceed several hundred thousand dollars.

The Company expects the programs to grow in volume by up to 40% in 2001. This expectation is due to growth in the demand for these products, growth in market share by enrolling new tax preparers into the Company's programs, and the introduction of products for individuals using the Internet to file their returns. As explained in those Form 10-Q's, the Company has used deposits, other borrowings, and liquid assets to fund the refund loans. The expected growth in the programs has led the Company to enter into agreements that would provide for the sale of almost all of these loans. This arrangement will lessen the negative capital and funding impacts of the program while retaining the processing component. The funding costs will be more expensive for the Company with this method than the for deposits, borrowings, and liquid assets used in prior years, but it allows the Company to significantly increase the volume of loans it is able to process. Net revenues are expected to increase with this increased volume.

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages is not specified in the complaint served on the Company. Therefore, Management cannot estimate the amount of any possible loss at this time in the event of an unfavorable outcome.


--------------------------------------------------------------------------------

Note A - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 2000. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit Index:

         Exhibit Number             Item Description*

         27.0900  Financial Data Schedule for September 30, 2000
         27.0999  Restated Financial Data Schedule for September 30, 1999

The restatement of the Financial Data Schedule gives effect to the merger between Pacific Capital Bancorp and San Benito Bank which was accounted for as a pooling of interest.

(b) On June 30, 2000, the closing of the acquisition of Los Robles Bancorp was reported on a Form 8-K filed with the Commission on July 7, 2000.

(c) On August 7, 2000, the closing of the merger with San Benito Bank was reported on a Form 8-K filed with the Commission on August 8, 2000.

Shareholders may obtain a copy of any exhibit by writing to:

         Carol Kelleher, Corporate Services Administrator
         Pacific Capital Bancorp

         P.O. Box 1119
         Santa Barbara, CA 93102

*        Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

         /s/  William S. Thomas, Jr.
         William S. Thomas, Jr.                      November 13, 2000
         President
         Chief Executive Officer


         /s/  Donald Lafler

         Donald Lafler                               November 13, 2000
         Executive Vice President
         Chief Financial Officer