Form 10-K
period 2000-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2001-03-16
CIK 357264

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 2001, based on the sales prices reported to the registrant on that date of $29.50 per share:

Common Stock - $ 721,394,150*

*Based on reported beneficial ownership by all directors and executive officers and the registrant's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 20, 2001, there were 26,530,202 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001 are incorporated by reference into Parts I, II, and III.

                                      INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I

           Item 1.             Business

                     (a)       General Development of the Business                                                    3
                     (b)       Financial Information about Industry Segments                                          3
                     (c)       Narrative Description of Business                                                      3
                     (d)       Financial Information about Foreign and Domestic
                               Operations and Export Sales                                                            4

           Item 2.             Properties                                                                             4

           Item 3.             Legal Proceedings                                                                      4

           Item 4.             Submission of Matters to a Vote of Security Holders                                    4

PART II

           Item 5.             Market for the Registrant's Common Stock and
                               Related Stockholder Matters                                                            5

                     (a)       Market Information
                     (b)       Holders
                     (c)       Dividends

           Item 6.             Selected Financial Data                                                                6

           Item 7.             Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                                                  6

           Item 8.             Financial Statements and Supplementary Data                                            40

           Item 9.             Changes in and Disagreements with Accountants on Accounting and
                               Financial Disclosures                                                                  79

PART III

           Item 10.            Directors and Executive Officers of the Registrant                                     80

           Item 11.            Executive Compensation                                                                 80

           Item 12.            Security Ownership of Certain Beneficial Owners and Management                         80

           Item 13.            Certain Relationships and Related Transactions                                         80

PART IV

           Item 14.            Exhibits, Financial Statements, and Reports on Form 8-K                                81


SIGNATURES                                                                                                            82

EXHIBIT INDEX                                                                                                         83

PART I

ITEM 1. BUSINESS

(a) General Development of the Business

Operations commenced as Santa Barbara National Bank with one office and 18 employees in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust ("SBB&T"). Santa Barbara Bancorp ("SBBancorp") was formed in 1982. In 1998, SBBancorp merged with Pacific Capital Bancorp ("PCB"), a bank holding company that was the parent of First National Bank of Central California ("FNB") and South Valley National Bank ("SVNB"). SBBancorp was the surviving company, but took the name Pacific Capital Bancorp. Unless otherwise stated, "Company" refers to this consolidated entity and to its subsidiary banks when the context indicates. "Bancorp" refers to the parent company only.

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

FNB has 10 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito Counties. The offices in the latter two counties use the name South Valley National Bank, which was a separate subsidiary of PCB until it merged with FNB shortly before PCB merged with SBBancorp. FNB added two additional offices in San Benito County as a result of the merger of San Benito Bank ("SBB") with the Company. The merger was completed at the end of July, 2000. FNB also provides trust and investment services to its customers.

A third subsidiary, Los Robles Bank ("LRB"), was acquired by the Company at the end of June, 2000, when the Company purchased all of the outstanding shares of Los Robles Bancorp, parent of LRB. LRB has three offices. It is intended that LRB will be merged with SBB&T in the second quarter of 2001.

A fourth subsidiary, Pacific Capital Commercial Mortgage Company ("PCCM"), was formed in 1988. This subsidiary, which is now primarily involved in mortgage brokering services and the servicing of brokered loans, was formerly known as Sanbarco Mortgage Company.

There is a fifth subsidiary, Pacific Capital Services Corporation, which is inactive.

(b) Financial Information about Industry Segments

Information about industry segments is provided in Note 20 to the consolidated financial statements.

(c) Narrative Description of Business

Bancorp is a bank holding company, which as described above, has three bank subsidiaries and two non-bank subsidiaries, one of which is inactive. Bancorp provides support services to its subsidiary banks. These include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, and accounting and treasury.

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

Employees: The Company's current workforce is approximately 1,200 full time equivalent employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

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

Of the 43 branch banking offices, all or a portion of 65 are leased. The building used by the Real Estate, Consumer Lending and Escrow departments of SBBT is owned. Commercial office space is leased for Trust and Investment Services

ITEM 3. LEGAL PROCEEDINGS

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program.

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

There are no other material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)     Market Information

The Company's common stock is traded on The Nasdaq Stock Market under the symbol SABB. At December 31, 2000, ten independent brokerage firms were registered as market makers in the Company's common stock. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:


                                           2000 Quarters                                    1999 Quarters
                            ---------------------------------------------   ---------------------------------------------
                                4th        3rd         2nd         1st         4th         3rd        2nd          1st
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Range of stock prices:
    High                    $   28.63   $   28.50   $   29.29   $   30.69   $   34.75   $   38.00   $   31.94   $   26.00
    Low                     $   24.13   $   25.06   $   23.44   $   23.75   $   30.63   $   29.63   $   20.13   $   22.00


(b)     Holders

There were approximately 9,000 holders of stock as of December 31, 2000. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

(c)     Dividends

Dividends are currently declared four times a year, and the Company expects to follow the same policy in the future. The following table presents cash dividends declared per share for the last two years:


                                       2000 Quarters                                 1999 Quarters
                             -----------------------------------------   -----------------------------------------
                                4th       3rd        2nd         1st        4th       3rd        2nd        1st
                             --------   --------   --------   --------   --------   --------   --------   --------
Cash dividends declared      $   0.22   $   0.22   $   0.20   $   0.20   $   0.18   $   0.18   $   0.18   $   0.18



The dividends paid to shareholders of the Company are funded primarily from dividends received by Bancorp from the banks. Reference should be made to Note 17 of the Consolidated Financial Statements on page 68 for a description of restrictions on the ability of the subsidiary banks to pay dividends to Bancorp.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented in Item 8.


(amounts in thousands except                        Increase
      per share amounts)                2000        (Decrease)        1999          1998          1997           1996
                                      ----------    ----------     ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS:
   Interest income                    $  290,916    $   65,262     $  225,654    $  205,537    $  178,175    $  142,010
   Interest expense                      110,526        38,051         72,475        72,259        63,726        50,985
   Net interest income                   180,390        27,211        153,179       133,278       114,449        91,025
   Provision for credit losses            14,537         7,462          7,075         9,313         8,700         5,049
   Other operating income                 49,388         5,996         43,392        39,456        31,375        22,838

   Non-interest expense:
     Staff expense                        67,204        11,847         55,357        52,380        45,707        40,156
     Other operating expense              64,656         2,620         62,036        59,572        42,262        33,246
   Income before income taxes and
     effect of accounting change          83,381        11,278         72,103        51,469        49,155        35,412
   Provision for income taxes             31,925         6,355         25,570        19,970        17,118        12,093
     Net income                       $   51,456    $    4,923     $   46,533    $   31,499    $   32,037    $   23,319

DILUTED PER SHARE DATA: (1)
   Average shares outstanding             26,609            57         26,552        26,163        25,878        25,845
   Net income                         $     1.93    $     0.18     $     1.75    $     1.20    $     1.24    $     0.90
   Cash dividends declared            $     0.84    $     0.12     $     0.72    $     0.66    $     0.49    $     0.36

FINANCIAL CONDITION:
   Total assets                       $3,677,625    $  597,316     $3,080,309    $2,825,346    $2,492,793    $2,034,596
   Total deposits                     $3,102,819    $  481,362     $2,621,457    $2,488,032    $2,207,483    $1,760,899
   Long-term debt                     $  103,000    $   17,983     $   85,017    $   42,926    $   38,000    $   38,000
   Total shareholders' equity         $  296,261    $   43,220     $  253,041    $  230,495    $  204,972    $  183,679

OPERATING AND CAPITAL RATIOS:
   Average total shareholders'
     equity to average total assets         7.77%        (0.48)%         8.25%         8.50%         8.76%         9.64%
   Rate of return on average:
     Total assets                           1.40%        (0.17)%         1.57%         1.20%         1.43%         1.25%
     Total shareholders' equity            18.06%        (0.94)%        19.00%        14.08%        16.32%        12.97%


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

                                        PACIFIC CAPITAL BANCORP AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides Management's comments on the financial condition and results of operations of Pacific Capital Bancorp (formerly Santa Barbara Bancorp) and its subsidiaries. Unless otherwise stated, the "Company" refers to this consolidated entity and to its subsidiaries when the context indicates. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements that are presented on pages 44 through 79 of this Annual Report on Form 10-K. "Bancorp" will be used to refer to the parent company only. "PCB" will be used to refer to the former Pacific Capital Bancorp, which merged with Santa Barbara Bancorp ("SBBancorp") at the end of 1998. SBBancorp assumed the Pacific Capital Bancorp name. The subsidiary banks are Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB"), and Los Robles Bank ("LRB"). South Valley National Bank ("SVNB") and San Benito Bank ("SBB") were independent banks that merged with FNB and now operate under the same national bank charter as FNB. Pacific Capital Commercial Mortgage Corporation ("PCCM") is a non-bank subsidiary of Bancorp primarily involved in mortgage brokering and the servicing of brokered loans. The Company also has an inactive subsidiary, Pacific Capital Services Corporation. Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 38 and 39.

The discussion is intended to provide insight into Management's assessment of the operating trends over the last several years and its expectations for 2001. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the regions in which the Company operates, the products and pricing of competitive financial institutions, government regulation, government monetary and fiscal policy, changes in prevailing interest rates, mergers and acquisitions and the integration of the merged or acquired businesses, credit quality, asset/liability management, and the availability of sources of liquidity at a reasonable cost. This discussion is also intended to assist readers of the accompanying financial statements by providing information on the strategies adopted by the Company to address these risks, and the results of these strategies.

The merger of PCB with SBBancorp and the merger of SBB with the Company were recorded using the "pooling-of-interests" method of accounting. As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations of PCB and SBB as if these mergers had occurred prior to the earliest period presented. In contrast, the acquisitions of First Valley Bank ("FVB") and Citizens State Bank ("CSB") during 1997, and the acquisition of LRB in 2000 (described in Note 19 to the consolidated financial statements), were accounted for as purchase transactions.

OVERVIEW OF EARNINGS PERFORMANCE

From 1996 through 2000, the Company's net income has increased at a compound average annual rate of 17.2%. Among the reasons for this favorable trend of substantial increase in net income have been: (1) the integration of eight new branch offices through the acquisition of FVB and CSB; (2) growth in the tax refund anticipation loan ("RAL") and refund transfer ("RT") programs; (3) strong loan demand during the last three years; and (4) continued growth in trust and investment service fees due to the strong stock market performance in the years prior to 2000 and the addition of new customers. During 1999, the Company realized cost savings from the merger with PCB. While these initial savings were more than offset in this first year by the expenses incurred to complete the integration of the two computer systems, in 2000 the Company realized the full benefit of the savings.

In 2000, the earnings for the Company were $51.5 million, or $1.93 per diluted share. This represents a 10.6% increase over the $46.5 million net income or $1.75 per diluted share reported for 1999. Reported earnings for 2000 were significantly impacted by expenses related to the acquisitions of SBB and LRB. Exclusive of these merger expenses, the Company's core or pro forma net operating income for 2000 was $56.8 million and diluted earnings per share for the year 2000 would have been $2.13. 2000 pro forma earnings exceeded 1999 earnings by 22.0%, and 2000 pro forma earnings per share exceeded the 1999 figure by 21.7%.

1999 net income of $46.5 million exceeded the $31.5 million of net income reported for 1998. The reported earnings for 1998 were significantly impacted by expenses related to the merger of SBBancorp with PCB. Exclusive of these merger expenses, the Company's net operating income for 1998 was $39.8 million and diluted earnings per share would have been $1.54. 1999 net income exceeded the 1998 pro forma net income by 16.8% and 1999 earnings per share exceeded the 1998 pro forma figure by 13.6%.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady growth in the economy and the actions of the Federal Reserve Board ("the Fed") to manage the pace of that growth. After raising short-term interest rates in late 1997 to slow the pace of economic growth and forestall inflation, during late 1998, the Fed lowered rates to keep economic activity up in the face of recession in many other parts of the world. In late 1999, it again began to raise interest rates to slow economic growth and continued with periodic increases until mid-2000. Early in 2001, the Fed again began to lower rates, as the economy showed evidence of significant slowing. These changes impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economies in which the Company operates have continued to experience steady growth during the last three years, and the business climates in general remain healthy going into 2001. Tourism, which has long been important to the communities in the SBB&T market area, remains strong. Medical manufacturing and other "hi-tech" businesses have continued to grow. Several large retail and factory outlet complexes have been built in the last few years. SBB&T expanded its market areas in 1997 with the acquisitions of FVB and CSB and they now encompass communities more oriented to agricultural enterprises. This has helped to diversify the bank's customer base. In the region served by FNB, SVNB and SBB, significant growth has occurred in South Santa Clara County in both housing and in new businesses. Much of this growth has been a result of the continued economic expansion in the Silicon Valley, which is adjacent to the market area served by SVNB. In the Monterey area, tourism has remained strong. Agriculture-related industries in the market areas of both banks have continued to experience price pressure. Business activity in the Thousand Oaks/Westlake areas of Ventura County served by LRB has continued to be strong.

Regulatory Considerations

The Company is impacted by changes in the regulatory environment and by differences in practices by the various banking regulators. Bancorp, as a bank holding company, SBB&T, as a member of the Federal Reserve Bank (the "FRB"), and PCCM, as a non-bank subsidiary of a bank holding company, are all regulated by the FRB. FNB, as a nationally chartered bank, has the Office of the Comptroller of the Currency (the "OCC") as its primary regulator, but must also comply with FRB regulations. As a state-chartered commercial bank, SBB&T is also regulated by the California Department of Financial Institutions (the "CDFI"). As a state-chartered bank that is not a member of the FRB, LRB has the Federal Deposit Insurance Corporation (the "FDIC") as its primary federal regulator and is also regulated by the CDFI.

Changes in regulation impact the Company in different ways. The FRB requires that all banks maintain cash reserves equal to a percentage of their transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers. This may be done as a means of stimulating or slowing economic activity, but it has not been used in the last decade as the Fed has favored changes in interest rates rather than liquidity to manage the economy.

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

RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of the external factors listed above as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed if the Company chooses to offer them to its customers. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The process of addressing these risks is led by the Company's Director of Risk Management and the other members of its Senior Leadership Team under the direction and oversight of the Board of Directors.

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

NET INTEREST MARGIN AND CHANGES IN THE RELATIVE PROPORTIONS OF ASSETS AND LIABILITIES

The Company earns income from two sources. The primary source is through the management of its financial assets and liabilities and the second is by charging fees for services provided. The first involves functioning as a FINANCIAL INTERMEDIARY; that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. The second, fee income, is discussed in other sections of this analysis, specifically in "Other Operating Income" and "Tax Refund Anticipation Loans and Refund Transfers."

NET INTEREST INCOME is the difference between the interest and fees earned on loans and investments (the Company's EARNING ASSETS) and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities. The Company's 2000 TAX EQUIVALENT (Note C) net interest income of $186.6 million was $27.5 million, or 17.3% greater than the $159.1 million of net interest income for 1999. The 1999 amount in turn was $20.0 million, or 14.4%, greater than the $139.0 million of net interest income for 1998.

NET INTEREST MARGIN is net interest income (tax equivalent) expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid. The Company's 2000 net interest margin was 5.47% compared to 5.75% and 5.65% for 1999 and 1998, respectively. The increase from 1998 to 1999 occurred as a result of the Fed's decision to raise rates in 1999 due to concerns about an overheated economy. The Company's variable rate loans repriced along with the rise in external rates, but it was not necessary to increase rates on deposit accounts as much in order to stay competitive. This created a larger spread between the rates earned and paid which resulted in an increase in the margin. The decrease from 1999 to 2000 occurred for three reasons: (1) as the Fed continued to raise interest rates, rates on deposits eventually had to be increased; (2) the continued high loan demand required the Company to make increasing use of funding sources other than deposits, and these were more expensive; and (3) the rapid growth in the Company's refund loan program required a large amount of short term funding which had to be raised by using brokered CDs, a more expensive form of deposits.

The net interest margin is subject to the following types of risks that are related to changes in interest rates: MARKET RISK, MISMATCH RISK, and BASIS RISK.

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

Note 14 to the consolidated financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities, its NET FINANCIAL ASSETS, as of the end of 2000 and 1999. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value of the Company's financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 2000 and 1999 than when acquired. The excess of the carrying amounts of the financial assets over their fair value at the end of 2000 was $32.7 million compared with an excess of carrying amount over fair value of $39.2 million at the end of 1999. Most of this change is due to decreases in market rates at the end of 2000.

Because the amount of the Company's fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the Company's liabilities that have fixed-rates. They are worth $6.3 million more to customers or lenders to the Company at December 31, 2000, than they were when issued, because on a weighted average basis, they are paying rates that are slightly higher than current market rates.

Mismatch Risk

The second interest-related risk, MISMATCH RISK, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Fed, these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

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

Basis Risk

The third interest-related risk, BASIS RISK, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to the maturities of the specific asset and liability, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

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

Each quarter, the Company models how sudden, hypothetical changes in interest rate, called SHOCKS, if applied to its asset and liability balances would impact net interest income and net economic value. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures and in comparing the Company's interest rate risk profile with those of other financial institutions. The results for the Company's December 31, 2000, balances indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

                                        Shocked by -2%     Shocked by +2%
                                        --------------     --------------
Net interest income                       (3.72)%              +3.65%
Net economic value                        +12.71%            (11.71)%

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important in determining net economic value at risk. The Company engaged an outside consultant to gather and study data on its non-maturity deposits, and it has also compared its assumptions with those used by other financial institutions. The conclusions from these actions have been incorporated into these models.

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least twice a year using various interest rate projections. Reflecting the prevailing interest rate environment and the recent moves by the Fed to decrease interest rates, the Company's projection for the most likely scenario includes generally declining interest rates. In addition, the Company runs simulations based on additional interest rate projections including a more sharply declining rate scenario, and a stable or less declining scenario. These interest rate scenarios are applied to expected asset and liability balances over the next year, and the differences in the results indicate the amount of net interest income at risk. The projections anticipate more normal yield curves (Note F) than were experienced in 2000. As the year progresses, the models are revised to make use of the latest available projections.

The interest rate simulation reports are dependent upon assumptions relating to the shape of the interest rate curves, the volatility of the interest rate scenarios selected, and the rates that would be paid on the Company's ADMINISTERED rate deposits as external yields change. Administered rate deposit accounts like NOW, money market deposit accounts ("MMDA"), and savings, are those products which the institution can reprice at its option based on competitive pressure and need for funds.

Under these more realistic scenarios, as in the case of the sudden rate shock model, the Company's net interest income at risk in 2001 is still well within normal expectations should either of the two less likely interest rate scenarios occur. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.


                                               Rates Lower               Rates Higher
                                             Than Most Likely         Than Most Likely
                                             ----------------         ----------------
Change in net interest income
  compared to most likely scenario               (2.23)%                    +0.65%
Change in average Fed funds rate                 (0.36)%                    +0.78%

Asset/Liability Management

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and enhance net interest income while managing risks within acceptable levels as set by the Company's policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact. This process, known as ASSET/LIABILITY MANAGEMENT, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above. The Management staff responsible for asset/liability management provides regular reports to the Asset/Liability Committee for each bank's Board of Directors and obtains approvals for major actions or occasional exceptions to policy.

As an example of this asset/liability management process, the Company determined in 1999 that it would need to take actions to manage increasing market and mismatch risk. The additional risk was due to more customers requesting fixed rate loans than had been the case in prior years. The Company was concerned about the prospect of rising rates. If rates increased, interest income on the loans would be fixed while interest expense on deposits would likely go up. A plan was approved and executed that involved obtaining additional fixed rate funds from the FHLB and entering into variable for fixed interest rate swaps. If interest rates in fact rose, the fixed rate on the borrowings would maintain the profitable spread on the loans funded with the borrowings. The interest rate swaps permitted the Company to convert a portion of its interest income from fixed to variable.

With this conversion, if interest rates rise, so would interest income.

As fixed rate loans remained in demand with borrowers during 2000, the Company took further actions to prevent exposure to mismatch risk. It purchased another $28.9 million interest rate swap that paid fixed and received variable to specifically hedge a fixed-rate loan of the same amount and term. In addition, the Company borrowed fixed-rate funds from the FHLB, with terms from 2 to 6 years.

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

Table 1, "Distribution of Average Assets, Liabilities and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the AVERAGE DAILY BALANCES (Note B) for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

Overall Trends in the Balances of Assets and Liabilities

Beginning in late 1998, the Company's loan portfolio began increasing at a rate significantly higher than deposits. This was due in part to increased residential real estate sales activity as well as the continued strong business economy in the markets served by the Company. As shown in Table 1, average loans increased $422 million or 28.4% from 1998 to 1999, compared to an increase in average deposits of $251 million or 8.09%. The Company's research indicates that the lower rate of deposit growth compared to loan growth during these years is not primarily due to account closings, but rather to customers holding smaller balances in their accounts. In 1999, with the stock market indices hitting numerous all-time highs, the great attention paid by the media to internet stocks, and the popularity of 401(k) and other tax-deferred retirement alternatives, bank deposits increasingly began to be seen as only one of many vehicles for investments.

Because deposits increased less than loans in 1999 compared to 1998, a portion of the loan growth had to be funded by sources other than deposits. Three sources of funding were used for this. First, almost all of the proceeds from maturing securities were made available for loan funding rather than being used to purchase new securities. The average balance of securities decreased by $19.2 million from 1998 to 1999. The second source was the large balances of overnight money market investments. In 1999, the Company carried average balances in these overnight instruments that were $97.4 million less than in 1998. Lastly, the Company borrowed funds from other financial institutions. The average balance of other borrowings was $45.8 million more in 1999 than in 1998.

This shift in the relative size of the major balance sheet categories has had some impact on net interest income and net interest margin. To the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. As shown in Table 1, the average rate paid on the other borrowings in 1999 was 5.48% compared to the average rate paid on deposits of 3.28%. This implies that if the growth in loans is not funded by additional deposits with their lower interest rates, the Company must ensure that the rate earned on loans funded by other borrowings is high enough to justify the additional cost of funds.

In 2000, with falling stock markets and significant losses for holders of many internet stocks, depositors seemed less inclined to withdraw funds from banks to place in equity investments. Average loans increased $481 million or 25.2% in 2000 over 1999, while average deposits increased $569 million or 22.1%. While the rate of increase for deposits in 2000 was again less than for loans, the dollar amount of average deposits increased more than the dollar amount of average loans. The timing of cash inflows from deposit growth cannot always be precisely matched with the cash outflows resulting from making loans. Therefore, while the additional dollars of deposit growth compared to loans permitted increases in both the average balance of securities and short-term money market instruments, additional borrowings in 2000 were required compared to 1999.

Each of the major categories of assets and liabilities is discussed in various sections below. In each of these sections, there is a description of the reason for significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

As shown in Table 1, the net interest margin of 5.75% in 1999 was higher than the 5.65% net interest margin in 1998. As indicated above, this primarily reflects the increased proportion of higher yielding loans. The Fed increased interest rates several times during 1999 and the Company's subsidiary banks raised their lending rates accordingly. This increased income from variable rate loans. Deposit rates tend to lag market rates because time deposits reprice only upon maturity. Due to the lowering of rates in 1997 and 1998, many of the Company's

TABLE 1 -- DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY AND RELATED INTEREST INCOME, EXPENSE, AND RATES


(dollars in thousands)                                                                2000
                                                                ------------------------------------------------
                                                                 BALANCE             INTEREST            RATE
                                                                ----------          ----------        ----------
Assets:
   Loans (Note D):
     Commercial                                                 $  616,467          $   64,713             10.50%
     Real estate                                                 1,439,019             119,077              8.27
     Consumer                                                      333,254              45,610             13.69
                                                                ------------------------------
      Total loans                                                2,388,740             229,400              9.60
                                                                ------------------------------
   Securities:
     Taxable                                                       638,272              38,814              6.08
     Non-taxable                                                   166,210              16,340              9.83
     Equity                                                         13,525                 952              7.04
                                                                ------------------------------
      Total securities                                             818,007              56,106              6.86
                                                                ------------------------------
   Money market instruments:
     BAs and Commercial paper                                       24,386               1,602              6.57
     Federal funds sold                                            172,227               9,870              5.73
     Interest bearing deposits                                       2,186                 111              5.08
                                                                ------------------------------
      Total money market instruments                               198,799              11,583              5.83
                                                                ------------------------------
   Total earning assets                                          3,405,546             297,089              8.72%
                                                                ------------------------------
   Non-earning assets                                              260,869
                                                                ----------
     Total assets                                               $3,666,415
                                                                ==========

Liabilities and shareholders' equity:
   Borrowed funds:
     Repurchase agreements and Federal funds purchased          $   76,197               4,247              5.57%
     Other borrowings                                              130,354               7,986              6.13
                                                                ------------------------------
      Total borrowed funds                                         206,551              12,233              5.92
                                                                ------------------------------

   Interest bearing deposits:
     Savings and interest bearing transaction accounts           1,289,779              33,956              2.63
     Time deposits                                               1,148,023              64,337              5.60
                                                                ------------------------------
      Total interest bearing deposits                            2,437,802              98,293              4.03
                                                                ------------------------------
      Total interest bearing liabilities                         2,644,353             110,526              4.18%
                                                                                       -------
   Demand deposits                                                 703,531
   Other liabilities                                                33,657
   Shareholders' equity                                            284,874
                                                                ----------
     Total liabilities and shareholders' equity                 $3,666,415
                                                                ==========

Interest income/earning assets                                                                              8.72%
Interest expense/earning assets                                                                             3.25
                                                                                                      ----------
Net interest margin                                                                    186,563              5.47
Provision for credit losses
   charged to operations/earning assets                                                 14,440              0.42
                                                                                                      ----------
Net interest margin after provision
   for credit losses on tax equivalent basis                                           172,123              5.05%
                                                                                                      ==========
Less: tax equivalent income
   included in interest income from
   non-taxable securities and loans                                                      6,173
                                                                                    ----------
Net interest income                                                                 $  165,950
                                                                                    ==========


time deposits maturing in 1999 renewed at lower rates than they had been previously receiving. This trend started to reverse in 1999, but the average rate paid on deposits was still substantially lower than in 1998.

While net interest income increased from $159.1 million in 1999 to $186.6 million in 2000 due to the overall growth of the Company, the net interest margin of 5.47% in 2000 was lower than the margin for 1999. As indicated in the prior paragraph, deposit rates started to increase in late 1999, and this continued into 2000. Also as indicated above, the Company had to make increasing use of nondeposit funding which comes at a higher cost. The average rate earned on assets increased from 8.37% in 1999 to 8.72% in 2000

                     1999                                                  1998
----------------------------------------------        ---------------------------------------------
 Balance           Interest             Rate            Balance           Interest           Rate
----------        ----------        ----------        ----------        ----------       ----------
$  523,563        $   54,939             10.49%       $  436,332        $   44,760            10.26%
 1,155,811            91,880              7.95           837,877            76,327             9.11
   228,853            28,568             12.48           212,059            26,359            12.43
----------------------------                          ----------------------------
 1,908,227           175,387              9.19         1,486,268           147,446             9.92
----------------------------                          ----------------------------

   610,918            36,493              5.97           632,568            38,186             6.04
   145,089            14,810             10.21           142,800            14,690            10.29
     9,674               527              5.45             9,486               518             5.46
----------------------------                          ----------------------------
   765,681            51,830              6.77           784,854            53,394             6.80
----------------------------                          ----------------------------

     5,800               336              5.79            15,543               937             6.03
    83,246             4,033              4.84           168,420             9,190             5.46
     2,894               155              5.36             5,364               307             5.72
----------------------------                          ----------------------------
    91,940             4,524              4.92           189,327            10,434             5.51
----------------------------                          ----------------------------
 2,765,848           231,741              8.38%        2,460,449           211,274             8.59%
----------------------------                          ----------------------------
   201,599                                               171,282
----------                                            ----------
$2,967,447                                            $2,631,731
==========                                            ==========




$   37,397             1,766              4.72%       $   23,120             1,098             4.75%
    82,714             4,815              5.82            36,894             2,256             6.11
----------------------------                          ----------------------------
   120,111             6,581              5.48            60,014             3,354             5.59
----------------------------                          ----------------------------


 1,138,854            24,465              2.15         1,073,606            27,391             2.55
   868,415            41,429              4.77           783,384            41,514             5.30
----------------------------                          ----------------------------
 2,007,269            65,894              3.28         1,856,990            68,905             3.71
----------------------------                          ----------------------------
 2,127,380            72,475              3.41%        1,917,004            72,259             3.77%
                  ----------                          ----------
   565,525                                               464,952
    29,515                                                26,028
   245,028                                               223,748
----------                                            ----------

$2,967,448                                            $2,631,732
==========                                            ==========
                                          8.38%                                                8.59%
                                          2.62                                                 2.94
                                    ----------                                           ----------
                      159,266             5.76                             139,015             5.65

                        7,043             0.25                               9,313             0.38
                                    ----------                                           ----------

                      152,223             5.51%                            129,702             5.27%
                                    ==========                                           ==========


                        6,087                                                5,737
                   ----------                                           ----------
                   $  146,136                                           $  123,965
                   ==========                                           ==========

as average loans increased slightly as a percentage of the balance sheet and as market rates rose with the Fed action. However the increase in the average rate earned was not sufficient cover the increase in the average cost of funds, and the net interest margin declined.

Table 2, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the changes in net interest income from 1998 to 1999 and from 1999 to 2000. The analysis shows the impact of volume and rate changes on the major

TABLE 2--VOLUME AND RATE VARIANCE ANALYSIS OF NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS -- NOTES C & E)


(in thousands)                                           2000 over 1999                          1999 over 1998
                                                ----------------------------------     ----------------------------------
                                                 VOLUME        RATE         TOTAL       Volume        Rate         Total
                                                --------     --------     --------     --------     --------     --------
Increase (decrease) in:
Interest income:
   Loans
      Commercial loans                          $  9,722     $     52     $  9,774     $  9,153     $  1,026     $ 10,179
      Real estate loans                           23,359        3,838       27,197       26,199      (10,646)      15,553
      Consumer loans                              14,055        2,987       17,042        2,102          107        2,209
                                                --------     --------     --------     --------     --------     --------
          Total loans                             47,136        6,877       54,013       37,454       (9,513)      27,941
                                                --------     --------     --------     --------     --------     --------
   Investment and other securities
      Taxable investment securities                1,644          677        2,321       (1,265)        (428)      (1,693)
      Non-taxable investment securities            2,096         (566)       1,530          235         (115)         120
      Equity                                         245          180          425           10           (1)           9
                                                --------     --------     --------     --------     --------     --------
          Total investment securities              3,985          291        4,276       (1,020)        (544)      (1,564)
                                                --------     --------     --------     --------     --------     --------
   Money market investments
      BAs and Commercial Paper                     1,215           51        1,266         (565)         (36)        (601)
      Federal funds sold                           4,980          857        5,837       (4,212)        (945)      (5,157)
      Money market funds                             (36)          (8)         (44)        (134)         (18)        (152)
                                                --------     --------     --------     --------     --------     --------
          Total money market investments           6,159          900        7,059       (4,911)        (999)      (5,910)
                                                --------     --------     --------     --------     --------     --------
   Total earning assets                           57,280        8,068       65,348       31,523      (11,056)      20,467
                                                --------     --------     --------     --------     --------     --------

Liabilities:
      Repurchase agreements and
         federal funds purchased                   2,477            4        2,481          668           --          668
      Other borrowings                             2,903          268        3,171        2,671         (112)       2,559
                                                --------     --------     --------     --------     --------     --------
          Total borrowed funds                     5,380          272        5,652        3,339         (112)       3,227
                                                --------     --------     --------     --------     --------     --------
   Interest bearing deposits:
      Savings and interest bearing
         transaction accounts                      3,536        5,955        9,491        1,581       (4,507)      (2,926)
      Time certificates of deposit                14,871        8,037       22,908        4,278       (4,363)         (85)
                                                --------     --------     --------     --------     --------     --------
          Total interest bearing deposits         18,407       13,992       32,399        5,859       (8,870)      (3,011)
                                                ========     ========     ========     ========     ========     ========
          Total interest bearing liabilities      23,787       14,264       38,051        9,198       (8,982)         216
                                                ========     ========     ========     ========     ========     ========
   Net interest margin                          $ 33,493     $ (6,196)    $ 27,297     $ 22,325     $ (2,074)    $ 20,251
                                                ========     ========     ========     ========     ========     ========


categories of assets and liabilities from one year to the next. The table explains how much of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates. For example, Table 1 shows that for 1999, savings and interest-bearing transaction accounts averaged $1,139 million, interest expense was $24.5 million and the average rate paid was 2.15%. For 2000, the average balance was $1,290 million, interest expense was $34.0 million, and the average rate paid was 2.63%. Table 2 shows that of the $9.5 million increase in interest expense, $3.5 million was due to the increase in balances and $6.0 million was due to the increase in rates.

There is always action that the Company can take to increase its net interest income and margin. Tactics may include increasing the average maturity of its securities portfolios because longer term instruments normally earn a higher rate; emphasizing fixed-rate loans because they earn more than variable rate loans; or purchasing lower rated securities or lending to less creditworthy borrowers to earn higher rates. However, as noted above, banking is a process of balancing risks, and each of these alternative tactics involves more risk. The first two involve more market risk, the third more credit risk. Management intends to continue to use a balanced approach. A fifth tactic, as discussed on page 31, is limiting the amount of nonearning assets.

SECURITIES

The major components of the Company's earning asset base are the securities portfolio, the loan portfolio and its holdings of money market instruments. The Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios: the "Liquidity Portfolio" (available-for-sale), the "Discretionary Portfolio"
(available-for-sale), and the "Earnings Portfolio" (held-to-maturity).

The Liquidity Portfolio's primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities up to three years with an average maturity of between one and two years.

The Discretionary Portfolio's primary purposes are to provide income from available funds, to hold earning assets that can be managed as part of overall asset/liability management, and to support the development needs of communities within the Bank's marketplace. The Discretionary Portfolio consists of U.S. Treasury and agency securities, COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOs"), ASSET-BACKED SECURITIES, MORTGAGE-BACKED SECURITIES (Note H), and municipal securities.

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

Additional Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve additional purposes: 1) to act as collateral for the deposits of public agencies and trust customers that must be secured by certain securities owned by the Company; 2) to be used as collateral for borrowings that the Company occasionally utilizes for liquidity purposes; and 3) to support the development needs of the communities within its marketplace.

Collateral for deposits: The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company's securities. A large proportion of these deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Collateral for borrowing: As covered in other sections of this discussion, the Company occasionally borrows funds from other financial institutions to manage its liquidity position. Certain amounts may be borrowed unsecured, i.e. without collateral, but by pledging some of its securities as collateral, the Company may borrow more and/or at lower rates.

Community Development: The Company searches actively for investments that support the development needs of communities within its marketplace. During 2000, for example, the Company purchased five mortgage-backed securities totaling $9.8 million that consisted of real estate loans to borrowers in its market areas who have incomes of less than 80% of median area income. In 1999, 1998 and 1997, the Company invested as a limited partner in an affordable housing fund. The Company also holds several bonds of school districts within its market areas.

Amounts and Maturities of Securities

As discussed above, the average balance of securities decreased from 1998 to 1999 in order to fund loan growth, but increased from 1999 to 2000. Table 3 sets forth the amounts and maturity ranges of the securities at December 31, 2000. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 3. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 1. Because of this, taxable securities are purchased for earnings only when loan demand is weak.

Other Securities Disclosures

Turnover: The accompanying Consolidated Statements of Cash Flows on page 48, shows there is a relatively large turnover in the securities portfolios. This is due to the purchase of relatively short-term securities for asset/liability management purposes, as explained above.

Maturity profile: The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash for liquidity purposes. If the cash is not needed, this steady source minimizes REINVESTMENT RISK, which is having too much cash available all at once that must be


TABLE 3--MATURITY DISTRIBUTION AND YIELD ANALYSIS OF THE SECURITIES PORTFOLIOS


                                                         After one     After five
As of December 31, 2000                 One year          year to       years to        Over              Non-
(dollars in thousands)                  or less         five years     ten years      ten years         Maturity         Total
                                      -----------------------------------------------------------------------------------------
MATURITY DISTRIBUTION:
     Available-for-sale:
        U.S. Treasury obligations     $    57,655      $   101,146      $     --      $        --      $       --      $158,801
        U.S. agency obligations            88,936          159,584            --               --              --       248,520
        Collateralized mortgage
           obligations                      6,135          133,781        12,582            6,565              --       159,063
        Asset-backed securities                --            8,952         4,939               --              --        13,891
        State and municipal
           securities                       2,400            8,967         3,811           62,143              --        77,321
        Equity securities                      --               --            --               --          12,035        12,035
                                      -----------------------------------------------------------------------------------------
     Subtotal                             155,126          412,430        21,332           68,708          12,035       669,631
                                      -----------------------------------------------------------------------------------------
     Held-to-maturity:
        U.S. Treasury obligations          12,492               --            --               --              --        12,492
        U.S. agency obligations             5,000           15,990         7,968               --              --        28,958
        Collateralized mortgage
           obligations                        823            7,822            --               --              --         8,645
        State and municipal
           securities                      13,554           23,813        10,264           41,568              --        89,199
                                      -----------------------------------------------------------------------------------------
     Subtotal                              31,869           47,625        18,232           41,568              --       139,294
                                      -----------------------------------------------------------------------------------------
Total                                 $   186,995      $   460,055      $ 39,564      $   110,276      $   12,035      $808,925
                                      =========================================================================================

WEIGHTED AVERAGE YIELD
  (Tax equivalent--Note C):
     Available-for-sale:
        U.S. Treasury obligations            5.32%            6.17%           --                  --           --          5.86%
        U.S. agency obligations              6.02%            6.44%           --                  --           --          6.29%
        Collateralized mortgage
           obligations                       6.19%            6.50%         7.01%               7.76%          --          6.58%
        Asset-backed securities                               6.64%         6.79%                 --           --          6.69%
        State and municipal
           securities                        4.32%            4.43%         5.81%               5.79%          --          5.59%
        Equity securities                      --               --            --                  --         7.91%         7.91%
     Weighted average                        5.74%            6.35%         6.75%               5.98%        7.91%         6.21%
     Held-to-maturity:
        U.S. Treasury obligations            6.37%              --            --                  --           --          6.37%
        U.S. agency obligations              5.45%            6.09%         6.18%                 --           --          6.00%
        Collateralized mortgage
           obligations                       7.00%            6.53%           --                  --           --          6.58%
        State and municipal
           securities                        8.15%            8.23%         6.04%               6.08%          --          6.96%
     Weighted average                        7.00%            7.23%         6.10%               6.08%          --          6.69%
Overall weighted average                     5.96%            6.44%         6.45%               6.02%        7.91%         6.29%

invested perhaps when rates are low. The Company generally purchases municipal securities with maturities of 18-25 years because, in the Company's judgment, they have the best ratio of rate earned to the market risk incurred in purchasing these fixed rate securities.

Securities gains and losses: Occasionally, the Company will sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. The Company does not follow a practice of selling securities to realize gains because future income is thereby reduced by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. Gains are occasionally recognized when (1) securities are called by the issuer; (2) the Company needs to reposition the maturities of securities to manage mismatch risk; or (3) the Company needs to change the risk-weighting profile of its assets to manage its capital position (see the section below titled "Capital Resources").

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.

In early 1999, the Company's interest rate risk modeling indicated that it was liability sensitive, i.e., net income would be lessened by a rise in interest rates. This was primarily due to the increased balance of fixed rate loans. The Company therefore entered into several interest rate swap contracts with another financial institution whereby it trades a portion of the fixed rate interest payments it receives for payments that would vary based on changes in interest rates. If interest rates increase, the payments received from the other institution increase thereby lessening the interest rate risk incurred in lending funds at fixed rates. Two of the contracts are loosely associated with real estate loans that had been added to the Company's balance sheet. The third is specifically associated with a relatively large commercial loan.

As mentioned above, in 2000, the Company purchased an additional interest rate swap from another financial institution to hedge a large, fixed-rate loan.

The Company has not purchased any securities arising out of a highly leveraged transaction, and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

MARKET INSTRUMENTS--FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, BANKERS' ACCEPTANCES AND COMMERCIAL PAPER

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or as securities purchased under agreements to resell (for brevity termed "reverse repos"). Both transactions are overnight loans. Federal funds sold are unsecured; reverse repos are secured.

Excess cash expected to be available for longer periods is generally used to purchase short-term U.S. Treasury securities, BANKERS' ACCEPTANCES, or COMMERCIAL PAPER (Note G). As a percentage of average earning assets, the amount of these instruments tends to vary based on changes and differences in short-term market rates. The amount is also impacted in the first quarter of the year by the large cash flows associated with the tax refund loan and transfer programs.

As discussed above, the average balances invested by the Company in these instruments decreased from 1998 to 1999 to fund loan growth, and then increased from 1999 to 2000, as deposit growth provided more cash inflow than was used to fund loan growth.

The one-day term of the Federal funds sold and reverse repos means that they are obviously highly liquid as the funds are returned to the Company the next day and are not subject to market risk. Bankers' acceptances and commercial paper are highly liquid as there are active markets for them should the Company desire to sell before their maturity. However, they are subject to market risk, should interest rates change while they are held by the Company. As discussed below in "Liquidity," the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds.

In the years prior to 1998, the Company purchased bankers' acceptances rather than commercial paper because the yields were more attractive relative to the risk. Acceptances of only highly rated financial institutions are utilized. The only banks issuing these instruments that had both a high credit rating and sufficient incremental yield were Japanese banks. During 1997, as economic troubles began to adversely impact the ratings of the Japanese banks, the Company reduced its purchases and discontinued them after January 1998. The last acceptance matured in July 1998.

In place of bankers' acceptances, in 1998 the Company began purchasing commercial paper issued by highly rated domestic companies.

LOAN PORTFOLIO

Table 4 sets forth the distribution of the Company's loans at the end of each of the last five years.

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and the deferred origination costs for loans in that category. These deferred net fees and costs included in the loan totals are shown for information at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

The year-end balance for all loans had increased about $420 million from the end of 1998 to the end of 1999 and about $427 million from the end of 1999 to the end of 2000.

Reflective of the strong economy, all of the major categories of loans showed significant growth during the last year with the exception of construction and development loans. The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision.

The Company makes both adjustable rate and fixed rate 1-4 family adjustable rate mortgage loans. In general, the Company retained the adjustable loans and sold the fixed rate loans to minimize market risk. In the last several years, the Company has retained some of the fixed rate loans, hedging a portion of them with the interest rate swaps mentioned above. The adjustable loans generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

Consumer loans grew $24.4 million or 18.8% in 1999 and $51.6 million or 33.4% in 2000. This growth in consumer loans reflects an expanded product line and continued efforts to make auto loans through dealers. During the last four years, the Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company. This


TABLE 4--LOAN PORTFOLIO ANALYSIS BY CATEGORY


(in thousands)                                                              December 31,
                                         ----------------------------------------------------------------------------------
                                            2000              1999              1998              1997               1996
                                         ----------        ----------        ----------        ----------        ----------
Real estate:
     Residential                         $  586,904        $  494,540        $  376,871        $  282,910        $  204,003
     Nonresidential                         564,556           457,575           496,050           448,942           363,764
     Construction and development           172,331           200,804           131,912            76,448            63,331
Commercial, industrial,
     and agricultural                       775,365           614,897           388,262           322,327           289,179
Home equity lines                            71,289            49,902            47,123            56,681            55,083
Consumer                                    205,992           154,381           129,957           104,645            70,477
Leases                                      129,159            97,005            84,198            76,515            72,744
Municipal tax-exempt obligations              4,102            12,530             9,286             7,931             8,658
Other                                         7,406             8,399             6,619             7,482            11,358
                                         ----------------------------------------------------------------------------------
                                         $2,517,104        $2,090,033        $1,670,278        $1,383,881        $1,138,599
                                         ==================================================================================
Net deferred fees                        $    5,813        $    5,240        $    5,002        $    3,955        $    3,565

TABLE 5--Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates


                                                                        Due after
(in thousands)                                      Due in one         one year to          Due after
                                                   year or less         five years          five years
                                                   ------------        -----------          ----------
Commercial, industrial, and agricultural
    Floating rate                                    $496,316            $     --            $     --
    Fixed rate                                         89,067              99,624              90,358
Real estate--construction and development
    Floating rate                                     156,631                  --                  --
    Fixed rate                                          9,150               2,745               3,805
Municipal tax-exempt obligations                          986               1,744               1,372
                                                     ------------------------------------------------
                                                     $752,149            $104,113            $ 95,536
                                                     ================================================


program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity, to protect the Company's reputation, and to monitor compliance with consumer loan laws and regulations. There were approximately $139.1 million of such loans included in the consumer loan total above for December 31, 2000, as compared with $99.0 at December 31, 1999. In early January, 2001, the Company sold approximately $57 million of these loans through a securitization for the purposes of capital management as described in the section below titled "Capital Resources."

Although approximately two-thirds of the loans held by the Company have floating rates of interest tied to the Company's base lending rate or to another market rate indicator so that they may be repriced as interest rates change, fixed rate loans still make up a significant portion of the portfolio. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk: they decline in value as interest rates rise. The Company's loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. Nonetheless, the table in Note 14 to the consolidated financial statements shows that at December 31, 1999, the carrying amount of loans, i.e., their face value, is about $43.4 million or 2.2% more than their fair value, reflecting the recent increases in market rates during the latter part of 1999. At the end of 2000, the carrying value of loans exceeded their fair value by $41.5 million or 1.7%.

Table 5 shows the maturity of selected loan types outstanding as of December 31, 2000, and shows the proportion of fixed and floating rate loans for each type. The table does not include residential and non-residential mortgage loans. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

The amortization and short maturities generally present in the Company's fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk, but they result in lower interest income if rates are falling. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages (which are not included in the table above), Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that there are more limited secondary markets for longer-term loans than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities.

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

At year-end 2000, these loans amounted to $58.7 million or 2.3% of the portfolio. The corresponding amounts for 1999 and 1998 were $76.9 million or 2.9% of the portfolio and $92.0 million or 5.5% of the portfolio, respectively. The 2000 amount is comprised of loans of all types.

Other Loan Portfolio Information


Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Foreign Loans: The Company does not assume foreign credit risk through either loan or deposit products. However, the Company does make loans to borrowers that have foreign operations and/or have foreign customers. Economic and currency developments in the international markets may therefore affect our domestic customers' activities.

Participations: Occasionally, the Company will sell or purchase a portion of a loan to or from another bank. The usual reasons that banks sell a portion of a loan are (1) to stay within their regulatory maximum limit for loans to any one borrower; (2) to reduce the concentration of lending activity to a particular industry or geographical area; and (3) to manage regulatory capital ratios. Occasionally, a portion of another bank's loan may be purchased by the Company when the originating bank is unable to lend the whole amount under its regulatory lending limit to its borrower. However, this would be done only if the loan represents a good investment for the Company and the borrower or project is in one of the Company's market areas. In these cases, the Company conducts its own independent credit review and formal approval prior to committing to purchase.

Loan to Value Ratio: The Company follows a policy of limiting the loan to collateral value ratio for real estate construction and development loans. Depending on the type of project, policy limits range from 60-90% of the appraised value of the collateral. For permanent real estate loans, the policy limits generally are 75% of the appraised value for commercial property loans and 80% for residential real estate property loans. Mortgage insurance is generally required on most residential real estate loans with a loan to value ratio in excess of 80%. Such loans, which can reach up to 90% loan to appraised value, are strictly underwritten according to mortgage insurance standards. The above policy limits are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate; when the exception is temporary; or when other special circumstances apply. There are other specific loan to collateral limits for commercial, industrial and agricultural loans which are secured by non-real estate collateral. The adequacy of such limits is generally established based on outside asset valuations and/or by an assessment of the financial condition and cash flow of the borrower, and the purpose of the loan. Consumer loans which are secured by collateral also have loan to collateral limits which are based on the loan type and amount, the nature of the collateral, and other financial factors on the borrower.

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

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

As indicated in the overall summary at the beginning of this discussion, one of the reasons for the upward trend in earnings has been the Refund Anticipation Loan ("RAL") and Refund Transfer ("RT") programs. The Company is one of three financial institutions providing over 90% of these products on a national basis. The Company provides these services to taxpayers who file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

For the RAL product, a taxpayer requests a loan from the Company through a tax preparer, with the anticipated tax refund as the source of repayment. The application is subject to an automated credit review process by the Company. If the application passes this review, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to remit their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. The fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan, but it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance refund is considered a loan and the fee is classified as interest income.

Total fees earned on the RAL product were $19.0 million in 2000, compared to $8.1 million in 1999 and $6.8 million in 1998.

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

The Company has taken several steps to minimize losses from these loans. Preparers are screened before they are allowed to submit their electronic filings; procedures have been defined for the preparers to follow to ensure that the agreement signed by the taxpayer is a valid loan; and the preparers' IRS reject rates are monitored very carefully. If a preparer's rejects are above normal, he or she may be dropped from the program. If rejects are below expectations, the preparer may be paid an incentive fee.

In addition, the Company has entered into cooperative agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 7, these cooperative agreements result in a relatively high rate of recovery on the prior year's losses.

Total net charge-offs in 2000 were $3.2 million compared to $2.7 million in 1999 and $4.9 million in 1998. A significant portion of the 2000 charged-off loans are expected to be collected in 2001 under the continuing cooperative agreement between the banks providing this product.

The IRS closely scrutinizes returns where a major portion of the refund is based on a claim for Earned Income Tax Credit ("EIC"). The Company closely monitors and, in many cases, does not lend on those returns where EIC represents an overly large portion of the refund. Many taxpayers not qualifying for loans or not desiring to pay the loan fee still choose to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. This service is termed a refund transfer.

The Company earned approximately $7.3 million, $6.6 million, and $4.8 million in fees for 2000, 1999, and 1998, respectively for this refund transfer service. There is no credit risk associated with the RT product because funds are not sent to the customer until received by the Company from the IRS.

As indicated by the larger relative increase in RAL fees from 1999 to 2000 compared to the increase in RT fees, there was a substantial shift in the mix of the two products in 2000. The reason for this is the notification from the IRS to the banks providing the service of any delinquent amounts for taxes or other debts owed by the taxpayer to the Federal government. This debt indicator, which had been provided in a similar form prior to 1995, was instituted as a means of assisting the taxpayer and the tax preparer. It also assists the banks with their credit review. With this indicator, losses for the banks would be expected to be significantly reduced and consequently loan fees reduced. The fees were reduced and increased numbers of taxpayers availed themselves of the loans. This was the intended result of the IRS action, because it is under a Congressional mandate to significantly increase the proportion of the returns filed electronically.

The increased volume of loans during a relatively brief portion of the year required the Company to issue approximately $415 million in brokered certificates of deposit in the first quarter of the year and to make use of credit facilities it had established with other financial institutions to provide the funding for the loans. A portion of the cost of this funding is charged to the program. Similarly, it is usually several days after the RT checks are given to customers before they clear. A portion of the interest earned on these funds is credited to the program.

In 2000, the total pre-tax earnings for these programs was $16.7 million compared with $9.4 million for 1999 and $4.5 million for 1998.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 1, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2000 and 1999, because all loans not collected from the IRS are charged-off at June 30 of each year. The fees earned on the loans are included in the accompanying Consolidated Income Statements for 2000, 1999 and 1998 within interest and fees on loans. The fees earned on the refund transfers are included in other service charges, commissions, and fees.

The Company expects that the programs will continue to increase in volume because the IRS wants to encourage more taxpayers to file electronically.

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

Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or "grading" of loans. Loans are initially graded when originated. They are re-graded as they are renewed; when there is a new loan to the same borrower; when identified facts demonstrate heightened risk of nonpayment; or if they become delinquent. Re-grading of larger problem loans will occur at least quarterly. Confirmation of the quality of the grading process is obtained both by independent credit reviews conducted by firms specifically hired by the Company for this purpose and by banking examiners.

After reviewing the gradings in the loan portfolio, the second step is to allocate or assign a portion of the allowance to groups of loans and to individual loans to cover Management's estimate of their potential loss. Allocation is related to the grade and other factors, and is done by the methods discussed below.

The last step is to compare the amounts allocated for estimated losses to the current available allowance. To the extent that the current allowance is insufficient to cover the estimate of unidentified losses, Management records additional provision for credit loss. If the allowance is greater than appears to be required at that point in time, provision expense is adjusted accordingly.

The Components of the Allowance for Credit Losses

Consistent with generally accepted accounting principles ("GAAP") and with the methodologies used in estimating the unidentified losses in the loan portfolio, the allowance is comprised of several components.

First, the allowance includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114") and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"). The amount of this component is disclosed in Note 3 to the consolidated financial statements that accompany this discussion.

The second component is statistically-based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the individual credit quality of which is impracticable to re-grade at each period end. These loans would include 1-4 family residential real estate, installment and overdraft lines for consumers, and loans to small businesses generally of $100,000 and less. The amount allocated is determined by applying loss estimation factors to outstanding loans. The loss factors are based primarily on the Company's historical loss experience tracked over a five-year period and accordingly will change over time. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory at its most recent grading than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The statistical component is the sum of the allocations determined in this manner.

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

There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios. The unallocated portion of the allowance is used to provide for the losses that have occurred because of these reasons.

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

The second is that the loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to current trends in credit quality and collateral values and the long duration of the current business cycle. Specifically, in assessing how much unallocated allowance needed to be provided at December 31, 2000, Management considered the following:

- With respect to loans to the agriculture industry, Management considered the effects on borrowers of weather conditions and overseas market conditions for exported products;

- With respect to loans to the construction industry, Management considered the market absorption rates for developed properties; the availability of permanent financing to replace the construction loan; construction delays, increased costs, and financial difficulties of contractors, subcontractors, and suppliers resulting from weather; and the significant concentration in construction lending in the market area served by FNB;

- With respect to loans to borrowers who are influenced by trends in the local tourist industry, Management again considered the effects of weather conditions, tourist preferences, and the competition faced by borrowers from other resort destinations and tourist attractions;

- With respect to all loans, Management considered the potential for disruption of the normal grading process through diversion of efforts and attention resulting from the additions to the portfolio of the loans from SBB and LRB with the need to integrate different grading systems, and by the need for the credit risk assessment process to encompass different markets that could be influenced by unique factors.

Third, neither the loss estimation factors nor the review of specific individual loans give consideration to loan concentrations, yet this could impact the magnitude of losses inherent in the portfolios. Specifically, as disclosed in
Note 18 to the consolidated financial statements, there are certain concentrations with respect to geographical area, industry, and type of collateral among the loans that the Company has outstanding. Because economic factors could impact these borrowers as a group, losses inherent in the portfolio could be greater and more volatile than would be expected if the Company simply used the loss estimation factors.

Fourth, the loss estimation factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, while term loans have payments of principal and interest scheduled usually for each month, most loans and lines of credit in the commercial loan portfolio have short-term maturities and frequently require only interest payments until maturity. With a term loan, a missed or late payment gives an immediate signal of a decline in credit quality. Many of the Company's loans are commercial loans that do not require periodic payments of principal. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

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

Each of these considerations could be addressed by developing additional loss estimation factors for smaller, discrete groups of loans. However, the factors are used precisely so that the losses in smaller loans do not have to be individually estimated. Segmenting the loan portfolio and then developing and applying separate factors becomes impracticable and, with the smaller groups, the factors themselves become less statistically valid. Even for experienced reviewers, grading loans and estimating possible losses involves a significant element of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. Therefore, Management regards it as both a more practical and prudent practice to assign allowance for the above risk elements in addition to the allowance allocated by specific or historical loss factors.

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

It would also be expected that the amount allocated for any particular type of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that type. In other words, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance allocation.

Generally the changes in the allowance allocated to the other loan categories are approximately proportional to the growth in balances for those categories. Occasionally, however, changes in the amount allocated to a specific loan category will vary from changes in the total loan balance for that category due to the impact of the changes in credit rating for larger individual loans.

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

TABLE 6--ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES



(dollars in thousands)               DECEMBER 31, 2000               December 31, 1999                  December 31, 1998
                                   ------------------------       -----------------------        -----------------------------
                                                 PERCENT OF                   Percent of                          Percent of
                                                 LOANS TO                      Loans to                             Loans to
                                     AMOUNT     TOTAL LOANS         Amount    Total Loans          Amount          Total Loans
                                   -------------------------------------------------------------------------------------------
Real estate:
    Residential                    $    1,870         23.3%       $    2,601         23.7%      $     1,304              22.6%
    Nonresidential                      2,789         22.4%            3,038         21.9             4,005              29.7
    Construction
      and development                     892          6.8%              935          9.6             1,604               7.9
Commercial, industrial,
  and agricultural                     14,616         30.8%           10,851         29.4             7,343              23.2
Home equity lines                         290          2.8%              343          2.4               533               2.8
Consumer                                3,288          8.2%            2,954          7.4             1,997               7.8
Leases                                  3,371          5.1%            1,739          4.6             1,459               5.0
Municipal tax-exempt obligations           --          0.2%               --          0.6                --               0.6
Other                                     730          0.3%              663          0.4             1,084               0.4
Not specifically allocated              7,279                          7,330                         11,170
                                   ------------------------------------------------------------------------------------------
Total allowance                    $   35,125        100.0%       $   30,454        100.0%      $    30,499             100.0%
                                   ==========================================================================================
Allowance for credit loss
    as a percentage of
    year-end loans                       1.40%                          1.46%                          1.83%
Year-end loans                     $2,517,104                     $2,090,033                     $1,670,278


each of the last five years.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, net charge-off ratios for the Company are shown both with and without the RAL net charge-offs. The corresponding ratios for the Company's FDIC peers are 0.63% for 2000, 0.68% for 1999, 1.08% for 1998, 1.03%
for 1997, and 0.89% for 1996 (Note A).

The Company's concentration in loans secured by real estate--specifically loans secured by nonresidential properties--and other larger loans in the commercial category may cause a higher level of volatility in credit losses than would otherwise be the case. Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses may tend to occur at roughly the same time. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

The lower net charge-offs to average loans ratios experienced by the Company in the years 1996 through 1998 were in large part due to the high levels of recoveries. At the end of each of the years 1995 through 1998, the Company had a number of previously charged-off loans that it reasonably had hopes of recovering, and which were in fact recovered. With these recoveries, net charge-offs for 1996 through 1998 were relatively low in proportion to the allowance for credit loss. As of year end 1999, there were few such potential recoveries aside from RALs, and Management indicated that it expected that in 2000 recoveries would be less and that net charge-offs consequently might be higher than in prior years. As expected, the ratio of net charge-offs to total loans (exclusive of RALs) did increase from 0.23% in 1999 to 0.33% in 2000, but the 2000 figure is still only slightly more than one half that of the Company's peers. The Company has one loan of approximately $7 million, most of which was charged-off in 1999 and 2000, for which it has some prospect of recovery. Recovery of some portion of this loan could substantially reduce net charge-offs in 2001 and consequently would also reduce provision expense.

TABLE 7--SUMMARY OF CREDIT LOSS EXPERIENCE

(dollars in thousands)                                                     Year Ended December 31,
                                           -----------------------------------------------------------------------------------
                                               2000              1999              1998              1997              1996
                                           -----------       -----------       -----------       -----------       -----------
Balance of the allowance for
    credit losses at beginning of year     $    30,454       $    30,499       $    26,526       $    21,267       $    17,130
                                           -----------------------------------------------------------------------------------
Charge-offs:
    Real estate:
       Residential                                 112                10               369               498               822
       Non-residential                             107               252               177                45             1,060
       Construction and development                 --                --                --                --                --
    Commercial, industrial,
          and agricultural                       8,118             4,924             1,893             2,456             1,698
    Home equity lines                               --                30                --                --               264
    Tax refund anticipation                      6,226             5,518             7,221             5,946             1,123
    Other consumer                               1,910             1,729             1,701               831               545
                                           -----------------------------------------------------------------------------------
         Total charge-offs                      16,473            12,463            11,361             9,776             5,512
                                           -----------------------------------------------------------------------------------
Recoveries:
    Real estate:
       Residential                                  65               175               329               268               172
       Non-residential                             184                35             1,341             1,876             2,330
       Construction and development                 --                 6                --                --                --
    Commercial, industrial,
          and agricultural                       1,255             1,162             1,192             1,126               442
    Home equity lines                               26                35                --               326                28
    Tax refund anticipation                      3,059             2,857             2,288             1,524             1,437
    Other consumer                                 976             1,105               871               421               191
                                           -----------------------------------------------------------------------------------
         Total recoveries                        5,565             5,375             6,021             5,541             4,600
                                           -----------------------------------------------------------------------------------
Net charge-offs                                 10,908             7,088             5,340             4,235               912
Allowance for credit losses recorded
         in acquisition transactions             1,139                --                --               794                --
Provision for credit losses
         refund anticipation loans               2,726             2,816             4,941             4,649             1,100
Provision for credit losses
         all other loans                        11,714             4,227             4,372             4,051             3,949
                                           -----------------------------------------------------------------------------------
Balance at end of year                     $    35,125       $    30,454       $    30,499       $    26,526       $    21,267
                                           ===================================================================================
Ratio of net charge-offs to
    average loans outstanding                     0.46%             0.37%             0.36%             0.33%             0.09%
Ratio of net charge-offs to
    average loans outstanding
    exclusive of RALs                             0.33%             0.23%             0.03%            (0.01)%            0.13%

Average Loans                              $ 2,388,740       $ 1,908,746       $ 1,486,696       $ 1,272,040       $   980,601
Average RALs                                   (60,437)          (12,391)           (9,169)          (10,079)           (2,040)
                                           -----------------------------------------------------------------------------------
Average Loans, net of RALs                 $ 2,328,303       $ 1,896,355       $ 1,477,527       $ 1,261,961       $   978,561
                                           ===================================================================================
Net Charge-offs                            $    10,908       $     7,088       $     5,340       $     4,235       $       912
RAL Net Charge-offs                              3,167             2,661             4,933             4,422              (314)
                                           -----------------------------------------------------------------------------------
Net Charge-offs, exclusive of RALs         $     7,741       $     4,427       $       407       $      (187)      $     1,226
                                           ===================================================================================


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

TABLE 8--NONACCRUAL AND PAST DUE LOANS


(dollars in thousands)                                                        December 31,
                                                --------------------------------------------------------------------------
                                                   2000             1999           1998             1997            1996
                                                ----------      ----------      ----------      ----------      ----------
Nonaccrual                                      $   15,975      $   15,626      $    8,855      $   11,709      $    8,654
90 days or more past due                             2,427             715              78             855           1,437
Restructured Loans                                       0              10               0             174             279
                                                --------------------------------------------------------------------------
Total noncurrent loans                          $   18,402      $   16,351      $    8,933      $   12,738      $   10,370
                                                ==========================================================================
Total noncurrent loans as percentage
   of the total loan portfolio                        0.73%           0.78%           0.53%           0.92%           0.91%
Allowance for credit losses as a percentage
   of noncurrent loans                                 191%            186%            341%            208%            205%


TABLE 9--FOREGONE INTEREST

in thousands)                                                         Year Ended December 31,
                                                                   2000         1999         1998
                                                                  --------------------------------
Interest that would have been recorded under original terms       $2,934       $1,636       $  963
Gross interest recorded                                            1,467          772          669
                                                                  --------------------------------
Foregone interest                                                 $1,467       $  864       $  294
                                                                  ================================


Total nonperforming loans increased during 1997 to $12.7 million because of noncurrent loans acquired in the FVB and CSB transactions, but as a percentage of total loans, noncurrent loans slightly decreased. The total was reduced during 1998 due principally to a reclassification of a large loan out of nonaccrual status and to rigorous collection efforts. The total rose again at the end of 1999 and 2000 with the classification of a few larger loans as nonaccrual during both years. Some of the loans reclassified in 2000 were acquired in the SBB and LRB transactions. While amounts in the Company's financial statements have been restated to include SBB amounts, the loans had not been classified as nonaccrual by SBB or LRB. As indicated in the above discussion, it is generally the classification of such larger loans that impacts the noncurrent total.

Table 9 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.


DEPOSITS

An important component in analyzing net interest margin and, therefore, the results of operations of the Company is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts -- demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 10.


TABLE 10--DETAILED DEPOSIT SUMMARY


(dollars in thousands)                                               Year Ended December 31,
                                             2000                             1999                            1998
                                    -----------------------------------------------------------------------------------------
                                     AVERAGE                          Average                          Average
                                     BALANCE         RATE             Balance         Rate             Balance        Rate
                                    -----------------------------------------------------------------------------------------
NOW accounts                        $  358,921         0.75%        $  321,652           0.64%        $  299,118         1.03%
Money market deposit accounts          707,063         3.85            586,349           3.03            560,708         3.35
Savings accounts                       223,795         1.81            230,853           1.65            213,780         2.02
Time certificates of deposit for            --
     less than $100,000 and IRAs       497,230         5.34            478,377           4.28            464,684         4.89
Time certificates of deposit for            --
     $100,000 or more                  650,793         5.81            390,038           4.43            318,701         4.98
                                    ----------                      ----------                        ----------
Interest-bearing deposits            2,437,802         4.03%         2,007,269           3.05%         1,856,991         3.49%
Demand deposits                        703,531                         565,525                           467,053
                                    ----------                      ----------                        ----------
                                    $3,141,333                      $2,572,794                        $2,324,044
                                    ==========                      ==========                        ==========

The average rate paid on all deposits, which had decreased from 3.49% in 1998 to 3.05% in 1999, increased in 2000 to 4.03%. The decrease from 1998 to 1999 was primarily due to the decline in market rates in the latter half of 1998. The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates.

With time deposit accounts, even when new offering rates are established, the average rates paid during the quarter are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

The increase in the average deposit rate paid in 2000 compared to 1999 is due to market rates increasing in the second half of 1999 and most of 2000. With the Fed having already lowered rates in early 2001 and more rate decreases expected, it is anticipated that the average deposit rates will be lower in 2001 than in 2000.

Table 11 discloses the distribution of maturities of CD's of $100,000 or more at the end of each of the last three years.


TABLE 11--MATURITY DISTRIBUTION OF TIME CERTIFICATES OF DEPOSIT OF $100,000
          OR MORE

(in thousands)                                     December 31,
                                          2000        1999        1998
                                        --------------------------------
Three months or less                    $198,325    $192,347    $178,061
Over three months through six months     171,800     121,058      85,969
Over six months through one year         141,109      98,430      74,353
Over one year                             23,079      16,225      18,242
                                        --------------------------------
                                        $534,312    $428,060    $356,625
                                        ================================


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by securities owned by the borrower. Banks use these agreements to borrow from other banks in order to provide temporary liquidity and they may also be used to provide business customers with a secured alternative to deposits in excess of the $100,000 insured amount. Prior to 1999, the Company had almost exclusively used repos for the latter "retail" purpose. Most of the retail agreements are for terms of a few weeks to 90 days. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. As discussed on page 13, in 2000 and 1999, funds were needed to make loans in an amount substantially in excess of the amount generated by deposit growth. Overnight borrowing from other banks was frequently used to provide this liquidity until securities matured or term borrowings could be arranged.

Information about the balances and rates paid is shown in Note 10 to the consolidated financial statements. The average rate paid of 4.66% in 1999 was higher than the 1998 rate of 4.44%. While market rates on average were lower in 1999 than in 1998, the repurchase agreements with other banks bear higher interest rates than that paid on the retail repos with customers. The higher average balance for 1999 also is reflective of their use in 1999 for liquidity management. The increase in the average rate during 2000 over that paid in 1999 reflects the higher market rates in 2000 for short-term financial instruments compared to the prevailing rates for 1999.

Federal funds purchased are a second form of overnight borrowing from other banks. Prior to 1999, the Company primarily used this borrowing to accommodate other local community financial institutions on the Central Coast that had excess cash to invest overnight. However, the Company occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. In 1999, there was an increasing use of this source of funds to manage short-term liquidity. Information on the balances and rates paid for these funds is also disclosed in Note 10 to the consolidated financial statements. Because these are overnight borrowings, the average rate paid to various parties on any one day may vary substantially from the average rate for the year, and typically, the Federal funds rate is quite volatile on the last day of the year. The lower rates at the end of 1998 compared to the average rate for the year was due more to declining rates during the latter part of the year than to abnormal rates on the last day. The higher rate at the end of 1999 was due to rising interest rates during the latter part of that year. The higher average rate for 2000 compared to the average rate for 1999 was due to increases in the targeted Fed funds rates announced by the Fed several times during 2000.

OTHER REAL ESTATE OWNED

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. As explained in Note 1 to the consolidated financial statements, the Company held some properties at December 31, 2000 and 1999, but had written their carrying value down to zero to reflect the uncertainty of realizing any net proceeds from their disposal.

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

The ratio of nonearning assets to total assets has increased during the last three years with an average of 6.51% in 1998, 6.79% in 1999, and 7.12% in 2000. Some of the increase in nonearning assets in 1999 was due to holding extra amounts of cash on hand during November and December in case there was a large demand for currency as 2000 approached. Also, subsequent to the fire that destroyed the Company's Administrative Center, additional costs have been incurred for leasehold improvements and furniture related to the new center. The Company has also completed its move into a new Operations Center and begun construction of its new Executive Headquarters. The space available in the old operations center (initially rented when the Company had assets of less than $500 million) was inadequate to handle the increasing volume of transactions. The new Executive Headquarters, when complete in May or June of 2001, will also house SBB&T's Trust and Investment Services division which has also outgrown its current facilities. These construction projects coming within a relatively short space of time have added to the average balance of nonearning assets, and this will increase in 2001. In addition, the Company added approximately $19 million in nonearning assets due to the goodwill recognized in the LRB acquisition. As of September 30, 2000, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 8.13%.

OTHER OPERATING INCOME

Fees earned by the Trust and Investment Services Division remain the largest component of other operating income, reaching $13.8 million in 2000. Fees increased by $695,000 or 5% over fees for 1999 which were in turn $1.4 million more than fees in 1998. The market value of assets under administration on which the majority of fees are based increased from $2.0 billion at the end of 1998 to $2.4 billion at the end of 1999, but decreased to $2.1 billion at the end of 2000. The majority of fees are based on the market value of the assets under administration. Most of these assets are held in equity securities, and the declining stock markets in 2000 reduced the value of the assets. Most of the reduction in assets came in accounts for which the Company does not manage the accounts, i.e. does not have investment authority, but is only the custodian. Included within total fees in 2000 were $1,125,000 for trusteeship of employee benefit plans and $910,000 from the sales of mutual funds and annuities. The Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies. The Division also provides investment management services to individuals and organizations.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is tax refund transfer fee income which totaled $7.3 million in 2000 compared to $6.6 million in 1999 and $4.8 million in 1998. As explained in the previous discussion on the tax refund programs, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income in 2000 and beyond.

The Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

OTHER OPERATING EXPENSES

Total other operating expenses have increased over the last three years as the Company has grown. These expenses are often calculated as a proportion of average assets as a means of providing comparisons with other financial institutions. As a percentage of average assets, these expenses have declined during the last three years. The ratios were 4.25% in 1998, 3.96% in 1999, and 3.60% in 2000.

The larger amount in 1998 is primarily due to expenses related to the merger with PCB. The Company incurred $11.7 million in other expenses for the merger. The nature of these expenses is explained in the section of this Discussion titled "Merger with Pacific Capital Bancorp." Without these expenses, the ratio of other operating expense to average assets for 1998 would have been 3.81%. While the ratio for 1998 was impacted by the merger expenses, the ratios for 1999 and 2000 were also impacted by unusual expenses. In 1999, substantial consulting expenses were incurred to integrate PCB's processing system into the Company's system and to address the century date change ("Y2K") issue. In 2000, the Company incurred $4.5 million in transaction costs, included in other expenses, to complete the SBB and LRB transactions. Therefore, while these unusual expenses in 1999 and 2000 had less of an impact on the other expense to average asset ratio than did the merger expenses in 1998, the ratios still show a downward trend when the large, unusual expenses in each of the years are excluded.

Another ratio that is used to compare the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures how much noninterest expense is spent in earning a dollar of revenue irrespective of whether the revenue is asset-based or fee-based. The Company spent 55.9 cents in 2000 for each dollar of revenue compared to 58.5 cents for its holding company peers. In 1999, the ratios were 57.9 cents for the Company and 61.2 cents for its peers. In 1998, the ratios were 62.8 cents for the Company and 62.3 cents for its peers. Without the merger expenses of 2000 and 1998, the Company's ratios would have been 54.0 cents for 2000, 57.9 cents for 1999, and 56.2 cents for 1998.

Within the whole category of other operating expense, salary and benefit expenses increased 28.1% from 1998 to 2000 compared to a 38.4% increase in average earning assets and a 39.1% growth in total revenues (exclusive of gains or losses on securities) for the same period.

Net occupancy and equipment expense increased from 1998 to 2000 by 13.9% because of some branch office renovation; increases in lease expense; upgrading of equipment to handle increased transaction volumes and to maintain technological competitiveness; the addition of new branch offices; and the increase in depreciation relating to the new administrative and operations buildings.

CAPITAL RESOURCES

As of December 31, 2000, under current regulatory definitions, the Company and its bank subsidiaries are "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

Capital Adequacy Standards

The primary measure of capital adequacy for regulatory purposes is based on the ratio of total risk-based capital to risk-weighted assets. This method of measuring capital adequacy is meant to accomplish several objectives: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets.

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. At the end of 2000, the Company's ratio was 10.4%. The Company also must maintain a Tier 1 capital to risk-weighted asset ratio of 6% and a Tier 1 capital to average assets of 5% to be considered well-capitalized. The minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition and the Company's ratios as of December 31, 2000 are presented in Note 17. It is Management's intent to maintain capital in excess of the well-capitalized requirement, and as of year-end all ratios exceed this threshold. SBB&T, FNB, and LRB are also required to maintain a total risk-based capital to risk-weighted asset ratio of 8.0% to be considered well-capitalized. SBB&T's ratio at the end of 2000 was 10.3%, FNB's was 10.6%, and LRB's was 11.4%. PCCM has no minimum capital requirements.

The risk-based capital ratio is impacted by three factors: (1) the growth in assets compared to the growth in capital; (2) the relative size of the various asset categories; and (3) the composition of the securities and money market portfolios. The Company's ratio decreased from 11.8% for year-end 1999 to 10.4% for year-end 2000. This occurred first as the result of assets growing by 19.4% from year-end 1999 to year-end 2000 while capital increased by 17.1%. Secondly, securities, cash and overnight funds decreased as a percentage of total assets from 28.7% to 27.3%. Some of these funds (generally risk-weighted at less than 100%) were used to pay for the increase in nonearning assets (all of which are risk-weighted at 100%). These two factors, which tended to decrease the capital ratios, were offset by a change in the composition of the securities portfolios. At the end of 2000, the Company held a slightly higher proportion of cash and U.S. Treasury securities to total securities, money market funds, and cash compared to its holdings at the end of 1999. Cash and Treasuries are assigned a zero risk weighting while other instruments, such as U.S. agency securities, state and municipal securities, and Federal funds sold, have a 20% risk weighting.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company's assets have been increasing at a compound annual growth rate of 12.5%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 17.2%, but 35%-40% of net income has been distributed to shareholders in the form of dividends. Together with some share repurchases, this has resulted in capital increasing at a compound annual growth rate of 9.8%.

During the last several years, the Company has experienced strong loan demand and expects this to continue. This will require the Company to more closely monitor its capital position than was necessary in prior years when the challenge was to effectively utilize excess capital.

The process of managing the capital ratios to remain classified as well capitalized involves three primary considerations. First, it is essential that management avoid alternating between being able to make loans and not able to make loans. Customers are attracted to the Company's subsidiary banks because of the relationship that is built with the customer, not the individual transaction. This requires the Company to be able to meet the credit needs of the borrower when they need to borrow.

The second consideration is that to maintain the ability to provide for those customers, the Company must be prepared to sell some of the loans it originates. This involves structuring loans to meet the purchase requirements of secondary markets, or charging an interest rate premium for those loans that cannot be sold. As mentioned above, in 2000 and early 2001, the Company has already sold loans as a means of limiting the rate of asset increase and will continue to do so in 2001.

The third consideration is that raising additional capital is likely to be necessary. Because the capital ratios are a regulatory issue, it is not necessary for the Company to issue more common stock. It is more likely that the Company would use other forms of regulatory capital like subordinated debt or Trust Preferred Stock. Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. The Company has had preliminary discussions with investment bankers regarding the issuance of such capital and has been informed that it could be accomplished with relative ease.

In addition to the capital generated from the operations of the Bank, over the years a secondary source of capital growth has been the exercise of employee and director stock options. The extent of the growth from this source in any one year depends on a number of factors. These include the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised during the year.

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 2000, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $1.4 million or 3.2% of the net growth in shareholders' equity in the year. This was less than the $11,345,000 or 44.5% percent of capital growth due to option exercises in 1998. In that year, a larger number of options would have expired if not exercised than would have expired in 1999 if not exercised. At December 31, 2000, there were approximately 954,000 options outstanding and exercisable at less than the then-current market price, with an average exercise price of $20.43. This represents a potential addition to capital of $19.5 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $19.5 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

In any case, Management intends to take the actions necessary to ensure that the Company and the subsidiary banks will continue to exceed the capital ratios required for well-capitalized institutions.

Share Repurchases

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. In 1998, because the merger with PCB was accounted for as a pooling-of-interests, the Company suspended purchases at the initiation of the merger discussions and repurchased only 150,000 shares compared to the issuance of 807,000 shares resulting from the exercise of stock options. In 1999, the Company repurchased 68,000 shares to partially offset the issuance of 413,000 shares resulting from the exercise of stock options. There were no repurchases of shares in 2000.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 2000, except as reported in Note 18 to the consolidated financial statements. Legal limitations on the ability of the subsidiary banks to declare dividends to the Bancorp are discussed in Note 17.

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

The four regulatory agencies--the FRB for the Company and SBB&T, the California Department of Financial Institutions for SBB&T and LRB, the OCC for FNB, and the FDIC for LRB--conduct periodic examinations of the Company and its subsidiary banks to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

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

The Gramm-Leach-Bliley Act was enacted as Federal legislation in late 1999 with an effective date of March 11, 2000. The provisions of the act permit banking organizations to enter into areas of business from which they were previously restricted. Similarly, other kinds of financial organizations are permitted to conduct business provided by banks. Management expects that over the next several years the Company will develop new opportunities for business and will face increased competition as a result of the passage of this act.

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

As indicated in the Consolidated Statements of Cash Flows principal sources of cash for the Company have included proceeds from the maturity or sale of securities, and the growth in deposits and other borrowings.

To manage the Company's liquidity properly, however, it is not enough to merely have large cash inflows; they must be timed to coincide with anticipated cash outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The Company manages its liquidity adequacy by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity. Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity include cash on hand, the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the Federal Home Loan Bank ("FHLB") for short-term advances, and access to the FRB's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RALs.

As discussed in various sections above, continued strong loan demand in 1999 outpaced the deposit growth and required the Company to rely more on overnight borrowing to maintain immediate liquidity than had been the case in prior years. The rate paid on these borrowings is more than would be paid for deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company's strong capital position and earnings prospects have meant that these sources of borrowing have been readily available. In 2000, deposit growth in dollars kept pace with loan growth.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months. Sources of intermediate liquidity include maturities or sales of bankers' acceptances and securities, term repurchase agreements, and term advances from the FHLB. The Company monitors the cash flow needs of the next few months and determines that the sources are adequate to provide for these cash needs.

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances from the FHLB, securitizing loans; and accessing capital markets. The fixed-rate loans the Company borrowed from FHLB to fund the retention of a portion of the 30-year fixed rate residential real estate loans is an example of coordinating a source of long term liquidity with asset/liability management.

INCOME TAX EXPENSE

Income tax expense is the sum of two components: the CURRENT TAX EXPENSE or provision and the DEFERRED EXPENSE or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Income Statements. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a "temporary difference" because eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements. Another example is the ACCRETION of discount on certain securities. Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase. For its financial statements, the Company recognizes income as the discount is accreted. For its tax return, however, the Company can defer the recognition of that income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year's tax return. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year. This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company's ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

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

For the years 2000, 1999, and 1998, the Company has declared cash dividends which were 41.8%, 39.0%, and 48.5%, respectively, of its net income. The Company's policy is to pay dividends of approximately 35%-40% of the last 12 months earnings. Because earnings were significantly reduced in 1998 and 2000 by the one-time merger expenses, the ratios for 1998 and 2000 are higher than usual. The most recent information for the Company's peers shows an average payout ratio of 29.8%. The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the third quarter of 2000.

MERGERS AND ACQUISITION

On December 30, 1998, SBBancorp completed its merger with PCB and assumed the name of its merger partner to most clearly reflect the broad geography of the new multi-bank organization.

The agreement provided for PCB shareholders to receive 1.935 shares of SBBancorp stock in exchange for each of their shares. Based on the closing price of SBBancorp stock as of the date of the merger, the value of the merger was approximately $216 million, 2.8 times the book value of PCB. The transaction was accounted for as a pooling of interests. As such, all financial results for periods prior to the merger are reported as if the merger occurred at the beginning of the earliest period presented.

After the close of business June 30, 2000, the Company completed its acquisition of Los Robles Bancorp. The shareholders of Los Robles Bancorp were paid cash in the amount of $23.12 per share for their stock for a total transaction amount of $32.5 million. The Company recognized goodwill of $20.0 million in the transaction for the excess of the purchase price over the fair value of the net assets obtained.

The only subsidiary of Los Robles Bancorp, LRB, became a subsidiary of the Company. It is anticipated that in the second quarter of 2001, LRB will be merged into SBB&T.

After the close of business July 31, 2000, the Company completed its merger with SBB. The merger agreement provided for SBB shareholders to receive 0.605 shares of the Company's stock in exchange for each of their shares. Based on the closing price of the Company's stock as of the date of the merger, the value of the merger was approximately $43.8 million, 2.8 times the book value of SBB. The transaction was accounted for as a pooling of interests. As such, all financial results for periods prior to the merger are reported as if the merger occurred at the beginning of the earliest period presented.

CENTURY DATE CHANGE ("Y2K")

In the years leading up to December 31, 2000, the Company took the required actions to prepare its computer and other electronic systems for Y2K. As a result of these preparations, no significant problems were encountered with the Company's critical systems and the Company is not aware of any significant problems encountered by its customers or the other financial institutions with which it does business. The Company did not become aware of any significant impact on its customers' abilities to repay loans due to problems with their systems.

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

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


NOTE A

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The holding company peer is a group of 66 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 2000, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 2000, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

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

NOTE B

When comparing interest yields and costs year to year, the use of average balances more accurately reflects trends since these balances are not significantly impacted by period-end transactions. The amount of interest earned or paid for the year is also directly related to the average balances during the year and not to what the balances happened to be on the last day of the year. Average balances are daily averages, i.e., the average is computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

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

NOTE F

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1999, 1 year U.S. Treasury notes sold at a price that yielded 5.96% while 30 year notes sold at a price that yielded 6.48%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter" when there is not as much of a difference. At December 31, 2000, the shape of the curve was partially "inverted" in that 10 year notes sold at a lower price than either 1 year or 30 year notes. 1 year U.S. Treasury notes sold at a price that yielded 5.36%, 10 year U.S. Treasury notes sold at a price that yielded 5.11%, and 30 year notes sold at a price that yielded 5.46%.

NOTE G

Banker's acceptances generally result from the financing of a shipment of goods between a particular purchaser and seller, in financial markets they function as a negotiable short-term debt instrument. Commercial paper instruments are short-term notes issued by companies. They are actively traded among investors after issuance.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

           Management's Responsibility for Financial Reporting                                                      41

           Report of Independent Public Accountants--Arthur Andersen LLP                                            42

           Independent Auditors' Report--Deloitte & Touche LLP                                                      43

           Consolidated Balance Sheets as of December 31, 2000 and 1999                                             44

           Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998                  45

           Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998    46

           Consolidated Statements of Changes in Shareholders' Equity for the years ended
           December 31, 2000, 1999, and 1998                                                                        47

           Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998              48

           Notes to Consolidated Financial Statements                                                               49

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

           Quarterly Financial Data                                                                                 79

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


MANAGEMENT'S RESPONSIBILITY FOR
FINANCIAL REPORTING


The Management of Pacific Capital Bancorp (the "Company") is responsible for the preparation, integrity, and fair presentation of the Company's annual consolidated financial statements and related financial data contained in this report. With the exception that some of the information in Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a tax-equivalent basis to improve comparability, all information has been prepared in accordance with accounting principles generally accepted in the United States and, as such, includes certain amounts that are based on Management's best estimates and judgments.

The consolidated financial statements presented on pages 44 through 48 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 2000, in relation to the criteria described in the report, Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 2000, Pacific Capital Bancorp's internal control structure was effective in achieving the objectives stated above.

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



/s/  DAVID W. SPAINHOUR                     /s/   WILLIAM S. THOMAS, JR.                 /s/   DONALD LAFLER
--------------------------------            --------------------------------             --------------------------------
David W. Spainhour                          William S. Thomas, Jr.                       Donald Lafler
Chairman of the Board and                   President and                                Executive Vice President and
Pacific Capital Bancorp                     Chief Executive Officer                      Chief Financial Officer
                                            Pacific Capital Bancorp                      Pacific Capital Bancorp

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Pacific Capital Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of San Benito Bank for fiscal years prior to its acquisition during 2000 by Pacific Capital Bancorp, in a transaction accounted for as a pooling of interests, as discussed in Note 19 to the accompanying consolidated financial statements. Such statements are included in the accompanying consolidated financial statements of Pacific Capital Bancorp and reflect total assets of 7 percent for 1999 and net income of 5 percent and 6 percent for 1999 and 1998, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for San Benito Bank prior to the acquisition, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
--------------------------------
ARTHUR ANDERSEN LLP
Los Angeles, California
February 2, 2001

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Pacific Capital Bancorp:

We have audited the balance sheet of San Benito Bank as of December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1999 and 1998 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San Benito Bank at December 31, 1999, and the results of its operations and its cash flows for the two years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
---------------------------------
Deloitte & Touche LLP
Hollister, California
January 24, 2000

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


(in thousands except stated value)                                                           December 31
                                                                                         2000           1999
----------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash and due from banks (Note 5)                                                  $   176,274    $   131,422
    Federal funds sold                                                                     19,500          9,640
    Money market funds                                                                         --          2,555
       Total cash and cash equivalents                                                    195,774        143,617
    Securities (approximate market value of $818,073
          in 2000 and $744,886 in 1999) (Note 2):
       Held-to-maturity                                                                   139,294        185,398
       Available-for-sale                                                                 669,631        555,306
          Total securities                                                                808,925        740,704
    Loans (Note 3)                                                                      2,517,104      2,090,033
       Less: allowance for credit losses (Note 4)                                          35,125         30,454
          Net loans                                                                     2,481,979      2,059,579
    Premises and equipment, net (Note 6)                                                   53,013         37,511
    Accrued interest receivable                                                            25,945         18,570
    Other assets (Notes 8 & 19)                                                           111,989         80,328
----------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 3,677,625    $ 3,080,309
================================================================================================================

LIABILITIES:
    Deposits (Note 7):
       Noninterest bearing demand deposits                                            $   709,348    $   583,601
       Interest bearing deposits                                                        2,393,471      2,037,856
          Total deposits                                                                3,102,819      2,621,457
    Securities sold under agreements to repurchase
       and Federal funds purchased (Note 10)                                              105,658         80,507
    Long-term debt and other borrowings (Note 11)                                         129,658         98,801
    Accrued interest payable and
       other liabilities (Notes 8, 13, and 15)                                             43,229         26,503
----------------------------------------------------------------------------------------------------------------
          Total liabilities                                                             3,381,364      2,827,268
================================================================================================================
Commitments and contingencies (Note 18)
SHAREHOLDERS' EQUITY (Notes 9, 13 and 17):
    Common stock -- no par value, $0.33 stated value; shares
       authorized: 60,000; shares issued and outstanding:
       26,481 in 2000 and 26,279 in 1999                                                    8,828          8,761
    Preferred stock-- no par value; shares authorized: 1,000
       shares issued and outstanding: none                                                     --             --
    Surplus                                                                               115,664        114,336
    Accumulated other comprehensive income (loss) (Note 1)                                  4,472         (6,765)
    Retained earnings                                                                     167,297        136,709
----------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                      296,261        253,041
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 3,677,625    $ 3,080,309
================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


(in thousands, except for per share data)                                Year Ended December 31
                                                                   2000            1999              1998
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Interest and fees on loans (Note 3)                         $ 229,014        $ 174,539        $ 146,819
    Interest on securities:
       U.S. Treasury obligations                                    8,925           10,650           14,552
       U.S. agency obligations                                     17,032           12,712            9,538
       State and municipal securities                              10,553            9,570            9,580
       Collateralized mortgage obligations                         11,179           12,284           13,381
       Asset-backed securities                                      1,678              848              716
       Equity securities                                              952              527              518
    Interest on Federal funds sold and securities
       purchased under agreement to resell                          9,870            4,033            9,190
    Interest bearing deposits                                         111              184              306
    Interest on commercial paper and bankers' acceptances           1,602              307              937
-----------------------------------------------------------------------------------------------------------
          Total interest income                                   290,916          225,654          205,537
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
    Interest on deposits (Note 7)                                  98,293           65,894           68,905
    Interest on securities sold under agreements
       to repurchase and Federal funds purchased
       (Note 10)                                                    4,247            1,766            1,098
    Interest on long-term debt and other
       borrowings (Note 11)                                         7,986            4,815            2,256
-----------------------------------------------------------------------------------------------------------
          Total interest expense                                  110,526           72,475           72,259
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               180,390          153,179          133,278
Provision for credit losses (Notes 1 and 4)                        14,440            7,043            9,313
-----------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses             165,950          146,136          123,965
-----------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
    Service charges on deposit accounts                            11,176            9,608            9,292
    Trust fees (Notes 1 and 12)                                    13,827           13,132           11,718
    Other service charges, commissions and fees
       (Note 12)                                                   21,757           18,717           16,798
    Net (loss) gain on sales and calls of securities
       (Notes 1, 2, and 8)                                           (143)            (268)             228
    Other income                                                    2,771            2,203            1,420
-----------------------------------------------------------------------------------------------------------
          Total other operating income                             49,388           43,392           39,456
-----------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
    Salaries and other compensation (Note 16)                      54,931           46,416           42,872
    Employee benefits (Notes 13 and 15)                            12,273            8,941            9,508
    Net occupancy expense (Notes 6 and 18)                         11,225            9,822            8,600
    Equipment rental, depreciation and
       maintenance (Note 6)                                         7,303            7,185            7,662
    Other operating expense (Note 12)                              46,225           45,061           43,310
-----------------------------------------------------------------------------------------------------------
          Total other operating expense                           131,957          117,425          111,952
-----------------------------------------------------------------------------------------------------------
Income before provision for income taxes                           83,381           72,103           51,469
Provision for income taxes (Note 8)                                31,925           25,570           19,970
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  51,456        $  46,533        $  31,499
===========================================================================================================
BASIC EARNINGS PER SHARE (NOTE 16)                              $    1.95        $    1.78        $    1.23
DILUTED EARNINGS PER SHARE (NOTE 16)                            $    1.93        $    1.75        $    1.20
===========================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME


(in thousands)                                                            Year Ended December 31
                                                                     2000           1999            1998
----------------------------------------------------------------------------------------------------------
Net income                                                         $ 51,456       $ 46,533        $ 31,499
----------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax (Note 8) -
   Unrealized gain (loss) on securities:
     Unrealized holding gains (losses) arising during period         11,094        (10,600)          1,989
     Reclassification adjustment for (gains) losses
       included in net income                                           143            268            (228)
----------------------------------------------------------------------------------------------------------


         Other comprehensive income, net of tax                      11,237        (10,332)          1,761
----------------------------------------------------------------------------------------------------------
Comprehensive income                                               $ 62,693       $ 36,201        $ 33,260
==========================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY


                                                                                  Accumulated
(in thousands except for per                                                         Other
   share data)                           Common Stock *                          Comprehensive     Retained
                                    Shares           Amount         Surplus          Income        Earnings          Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            25,026       $   8,342       $  99,518       $   1,806       $  95,306       $ 204,972
Activity for 1998:
   Exercise of stock
     options (Note 9)                    828             277          11,068              --              --          11,345
   Retirement of
     common stock (Note 9)              (150)            (50)         (3,749)             --              --          (3,799)
   Cash dividends declared
     at $0.66 per share                   --              --              --              --         (15,283)        (15,283)
   10% stock dividend for
     San Benito (Note 9)                 147              49           3,143              --          (3,192)             --
   Changes in unrealized gain
     on securities
     available-for-sale                   --              --              --           1,761              --           1,761
   Net income                             --              --              --              --          31,499          31,499
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            25,851           8,618         109,980           3,567         108,330         230,495
Activity for 1999:
   Exercise of stock
     options (Note 9)                    499             167           6,498              --              --           6,665
   Retirement of
     common stock (Note 9)               (71)            (24)         (2,142)             --              --          (2,166)
   Cash dividends declared
     at $0.72 per share                   --              --              --              --         (18,154)        (18,154)
   Changes in unrealized loss
     on securities
     available-for-sale                   --              --              --         (10,332)             --         (10,332)
   Net income                             --              --              --              --          46,533          46,533
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            26,279           8,761         114,336          (6,765)        136,709         253,041
ACTIVITY FOR 2000:
   EXERCISE OF STOCK
     OPTIONS (NOTE 9)                    202              67           1,328              --              --           1,395
   CASH DIVIDENDS DECLARED
     AT $0.84 PER SHARE                   --              --              --              --         (20,868)        (20,868)
   CHANGES IN UNREALIZED GAIN
     ON SECURITIES
     AVAILABLE-FOR-SALE                   --              --              --          11,237              --          11,237
   NET INCOME                             --              --              --              --          51,456          51,456
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000            26,481       $   8,828       $ 115,664       $   4,472       $ 167,297       $ 296,261
============================================================================================================================


* Preferred stock of 1,000,000 shares is authorized. At December 31, 2000 there are no preferred shares issued and outstanding.


The accompanying notes are an integral part of these consolidated statements.

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)


                                                                                    Year Ended December 31
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 1):                   2000            1999            1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                             $  51,456       $  46,533       $  31,499
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED BY OPERATIONS:
     Depreciation and amortization                                            7,963           7,309           7,585
     Provision for credit lease losses                                       14,440           7,043           9,313
     Gain on sale of loans                                                       --              --             (21)
     Gain on life insurance                                                      --            (348)             --
     (Benefit) provision for deferred income taxes                           (2,296)         (2,181)            897
     Net recovery on other real estate owned                                     --              (6)           (122)
     Net amortization of discounts and premiums for
       securities and bankers' acceptances                                   (7,557)         (6,108)         (3,412)
     Net change in deferred loan origination fees and costs                   1,525             165             346
     Increase in accrued interest receivable                                 (7,375)         (4,684)         (3,340)
     Increase (decrease) in accrued interest payable                          1,481             (62)           (588)
     Net loss (gain) on sales and calls of securities                           143             286            (214)
     (Decrease) increase in income taxes payable                             (3,126)         (1,758)          5,804
     Other operating activities                                              (9,292)        (22,683)         12,048
-------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               47,362          23,506          59,795
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of common stock of Los Robles Bank (Note 19)                    (32,500)             --              --
   Proceeds from sales, calls, and maturities of securities (Note 2)        228,338         253,064         253,319
   Purchase of securities (Note 2)                                         (259,294)       (133,627)       (319,496)
   Proceeds from sale or maturity of bankers' acceptances
     and commercial paper                                                     9,966          49,896          60,219
   Purchase of bankers' acceptances and commercial paper                     (9,972)        (29,805)        (34,452)
   Net increase in loans made to customers                                 (443,930)       (427,684)       (291,881)
   Disposition of property from defaulted loans                               5,565             270             437
   Purchase of tax credit investment                                             --          (6,933)         (3,688)
   Purchase of investment in premises and equipment                         (22,279)        (12,031)         (7,285)
   Proceeds from sale of equipment                                               --              45               6
-------------------------------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                 (524,106)       (306,805)       (342,821)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                 481,362         133,425         280,549
   Net increase in borrowings
     with maturities of 90 days or less                                      19,725          52,711           6,503
   Proceeds from other borrowings                                           189,783          80,100          14,900
   Payments on other borrowings                                            (153,500)        (26,252)        (10,000)
   Proceeds from issuance of common stock (Note 9)                            1,395           2,424           5,024
   Payments to retire common stock (Note 9)                                      --          (2,055)         (3,797)
   Dividends paid                                                           (20,868)        (18,091)        (12,907)
-------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                              517,897         222,262         280,272
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    41,153         (61,037)         (2,754)
Cash and cash equivalents at beginning of period                            143,617         204,654         207,408
Cash and cash equivalents acquired in acquisitions                           11,004              --              --
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 195,774       $ 143,617       $ 204,654
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE:
   Interest paid during the year                                          $  94,051       $  72,238       $  72,131
   Income taxes paid during the year                                      $  35,090       $  24,464       $  16,738
   Non-cash additions to other real estate owned (Note 1)                 $      --       $     264       $     236



The accompanying notes are an integral part of these consolidated statements.

                                                         PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Capital Bancorp (the "Company") is a bank holding company organized under the laws of California. The Company is the surviving corporation resulting from the merger on December 30, 1998 of Santa Barbara Bancorp ("SBBancorp") and the former Pacific Capital Bancorp ("PCB"). The merger was accounted for as a pooling of interests. Accordingly, all historical financial information has been restated as if the merger had been in effect for all periods presented. To recognize its newly expanded market areas, the Company assumed the name Pacific Capital Bancorp.

Nature of Operations

Through its banking subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB"), and Los Robles Bank ("LRB"), the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, and Small Business Administration guaranteed loans, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The banks offer safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. SBB&T also provides escrow services to its customers. A wide range of wealth management services are offered through the Trust and Investment Services divisions of SBBT and FNB. The offices of SBB&T are located in Santa Barbara County and in western Ventura County. Offices of FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County are maintained under the name "South Valley National Bank", an affiliate of FNB, and offices in San Benito County are maintained under the name "San Benito Bank," ("SBB") also an affiliate of FNB. The offices of LRB are located in the Ventura County communities of Thousand Oaks, Westlake Village, and Camarillo.

The Company's fourth subsidiary is Pacific Capital Commercial Mortgage Company. Its primary business activities are directed to brokering commercial real estate loans and servicing those loans for a fee. While these activities are not material in relation to the consolidated financial position or results, they were organized into a separate company to limit possible risk exposure to the banks.

A fifth subsidiary, Pacific Capital Services Corporation, is inactive.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States ("GAAP") and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

The Company's securities that are classified as held-to-maturity are carried at "amortized historical cost". This is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost, and accretion of the discount increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security, and amortization of the premium reduces the yield for the security below the coupon rate. Discounts are accreted and premiums are amortized over the period to maturity of the related securities, or to earlier call dates, if appropriate. There is no recognition of unrealized gains or losses for these securities.

For securities that are classified as available-for-sale, the interest income is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. Changes in the fair value of these securities are not recognized as a gain or loss in the Company's statements of income, but are instead reported net of the tax effect on the consolidated balance sheets as a separate component of equity captioned "Accumulated other comprehensive income." The changes in fair value are included as elements of comprehensive income in the consolidated statements of comprehensive income. Included with loans are receivables structured like leases, but which in substance are loans.

Loans and Interest and Fees from Loans

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is accrued on a simple interest basis. Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or as additions to the loan principal if the deferred costs are greater than deferred fees. Included with loans are receivables structured like leases, but which in substance are loans.

Nonaccrual Loans: When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally speaking, loans are placed in a nonaccrual status, i.e., the Company stops accruing or recognizing interest income on the loan, when the loan has become delinquent by more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well-secured by collateral and collection efforts are being actively pursued. Such loans are categorized as nonperforming loans.

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

Impaired Loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that of a nonaccrual loan, most impaired loans will be classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are presently both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Under GAAP, the term "impaired" only applies to certain types or classes of loans. Consequently, there are some nonaccrual loans which are not categorized as impaired.

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

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. The allowance is increased by the provision for credit losses, which is a charge to income in the current period. The allowance is decreased by the charge-off of loans net of any recoveries of loans previously charged-off.

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

Component for Specific Credits: There are a number of credits for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will increase the allocation to an amount adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific allocations.

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

Earnings Per Share

The computation of earnings per share for all periods presented in the Consolidated Statements of Income are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends, stock splits and pooling transactions.

Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. The number of options assumed to be exercised is computed using the "Treasury Stock Method." This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised and that the proceeds from the assumed exercise and the tax benefit received for the difference between the market price and the exercise price would be used for market repurchases of shares.

A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 16.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company's funds being returned to it the next day.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, co-payment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service to the Company and thereby earn their eligibility for benefits.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired through foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings.

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

At December 31, 2000 and 1999, the Company held real estate properties that had been acquired through foreclosure, but the value of the property and the estimated disposal costs were so uncertain that no amount is reported on the balance sheet for that date.

Stock-Based Compensation

GAAP permits the Company to use either of two methods for accounting for the granting of employee stock options. Under the first accounting, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The second accounting method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model attributes fair value to the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the Company would recognize compensation expense regardless of whether the officer or director exercised the options. The Company believes that the first method better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. GAAP requires that issuers that elect the first method must present pro forma disclosures of net income and earnings per share as if the second method had been elected. The Company presents these disclosures in Note 16.

Derivative Financial Instruments

Interest rate swaps and interest rate caps and floors may be used to manage the Company's exposure to interest rate risks. These instruments are specifically allocated to the assets or liabilities being managed and are recorded in the financial statements at cost. Net interest income or expense, including premiums paid or received, is recognized over the effective period of the contract and reported as an adjustment to interest income or expense. The Company currently holds interest rate swaps with a notional amount of $62.6 million.

Goodwill

In connection with the acquisitions of LRB as described in Note 19, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. This goodwill, along with goodwill recognized in earlier acquisitions, is being amortized on the straight-line method over 15 years. The unamortized carrying amount of the goodwill recorded for each acquisition is periodically reviewed by Management in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on expected undiscounted cash flows from the net assets of the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. No such reduction in goodwill occurred as of December 31, 2000 and 1999.

Comprehensive Income

GAAP requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Net income is one component of comprehensive income. The other components of comprehensive income are revenues, expenses, gains, and losses that impact the Company's capital accounts but are not recognized in net income under GAAP. Based on the Company's current activities, other components of comprehensive income consist only of changes in the unrealized gains or losses on securities that are classified as available-for-sale.

The amounts of comprehensive income for the three years ended December 31, 2000, 1999, and 1998, are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000, 1999, and 1998.

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. For the purposes of this disclosure, Management has determined that the Company has eight reportable segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Programs, Los Robles Bank, Northern Region, and All Other. The basis for this determination and the required disclosure is included in Note 20.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, which triggers specific accounting treatment based on the type of hedge that exists. A subsequent statement issued by the FASB requires that the Company adopt SFAS 133 no later than the first quarter of 2001, but may adopt earlier. The Company elected to adopt the statement on January 1, 2001. Because it does not now hold nor expect to hold in the foreseeable future a significant number of derivative instruments, the adoption of SFAS 133 did not result in any material impact to the Company's financial position or results of operations. Upon adoption of SFAS 133 on January 1, 2001, the Company was permitted to, and did, transfer securities totaling unamortized cost of $28.7 million from the held-to-maturity portfolio to the available-for-sale portfolio.

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). This Statement replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 carries over most of SFAS 125's provisions without reconsideration. For the transfers and servicing of financial assets and extinguishments of liabilities, SFAS 140 requires a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company will 1) recognize the financial and servicing assets it controls and the liabilities it has incurred, 2) derecognize financial assets when control has been surrendered, and 3) derecognize liabilities when extinguished.

The Company adopted SFAS 125 in 1997. SFAS 140 is effective for: transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does have certain securitization transactions that occurred during the first quarter of 2001 that will fall under the requirements of SFAS 140. As such, the Company will be required to prospectively disclose information related to such securitizations in regards to accounting policies, volume, cash flows, key assumptions made in determining fair values of retained interests, and sensitivity of those fair values for changes in key assumptions. Disclosure of such items and the related accounting treatments will be presented in the Company's annual reports on Form 10-K for 2001 and subsequent years. Management does not anticipate the adoption of SFAS 140 to have a material impact on the Company's financial position or results of operations.

Accounting for Business Combinations

The mergers of SBBancorp with PCB and SBB with the Company (Note 19) were accounted for by the pooling of interests method of accounting for a business combination. Under this method, the assets and liabilities of the two parties were added together for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill recognized.

The acquisition of LRB (Note 19) was accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition at their fair market value. Any difference between the fair value of the assets and liabilities and the purchase price is recorded as goodwill. Goodwill is amortized against future earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to be comparable with classifications used in the 2000 financial statements.

2. SECURITIES

A summary of securities owned by the Company at December 31, 2000 and 1999, is as follows:


                                                                         DECEMBER 31, 2000
                                                  ------------------------------------------------------------------
(in thousands)                                                        GROSS             GROSS              ESTIMATED
                                                AMORTIZED          UNREALIZED         UNREALIZED             FAIR
                                                  COST                GAINS             LOSSES               VALUE
                                                --------------------------------------------------------------------
HELD-TO-MATURITY:
   U.S. TREASURY OBLIGATIONS                    $  12,492          $      33           $      --           $  12,525
   U.S. AGENCY OBLIGATIONS                         28,958                  1                (304)             28,655
   MORTGAGE-BACKED SECURITIES                       8,645                 11                (134)              8,522
   STATE AND MUNICIPAL SECURITIES                  89,199              9,589                 (48)             98,740
                                                --------------------------------------------------------------------
                                                  139,294              9,634                (486)            148,442
                                                --------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   U.S. TREASURY OBLIGATIONS                      157,255              1,569                 (23)            158,801
   U.S. AGENCY OBLIGATIONS                        246,749              2,109                (338)            248,520
   COLLATERALIZED MORTGAGE OBLIGATIONS            159,231                683                (851)            159,063
   ASSET-BACKED SECURITIES                         13,913                  3                 (25)             13,891
   STATE AND MUNICIPAL SECURITIES                  72,459              5,091                (229)             77,321
   EQUITY SECURITIES                               12,035                 --                  --              12,035
                                                --------------------------------------------------------------------
                                                  661,642              9,455              (1,466)            669,631
                                                --------------------------------------------------------------------
                                                $ 800,936          $  19,089           $  (1,952)          $ 818,073
                                                ====================================================================


                                                                        December 31, 1999
                                                --------------------------------------------------------------------
                                                                    Gross                Gross            Estimated
                                                Amortized         Unrealized          Unrealized             Fair
                                                  Cost               Gains               Losses              Value
                                                --------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations                    $  35,543          $      65           $     (40)          $  35,568
   U.S. agency obligations                         36,455                  1              (1,432)             35,024
   Mortgage-backed securities                         776                  9                  (1)                784
   State and municipal securities                 112,624              6,298                (718)            118,204
                                                --------------------------------------------------------------------
                                                  185,398              6,373              (2,191)            189,580
                                                --------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                      121,701                 49                (691)            121,059
   U.S. agency obligations                        201,984                 --              (2,764)            199,220
   Collateralized mortgage obligations            174,798                 21              (4,899)            169,920
   Asset-backed securities                         10,979                  7                (114)             10,872
   State and municipal securities                  44,901                 42              (3,390)             41,553
   Equity securities                               12,604                 78                  --              12,682
                                                --------------------------------------------------------------------
                                                  566,967                197             (11,858)            555,306
                                                --------------------------------------------------------------------
                                                $ 752,365          $   6,570           $ (14,049)          $ 744,886
                                                ====================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2000 and 1999, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    DECEMBER 31, 2000                           December 31, 1999
                                          --------------------------------------       --------------------------------------
(in thousands)                            HELD-TO-      AVAILABLE-                     Held-to-      Available-
                                          MATURITY       FOR-SALE         TOTAL        Maturity       for-Sale        Total
                                          --------------------------------------       --------------------------------------
Amortized cost:
 In one year or less                      $ 31,869       $155,031       $186,900       $ 60,420       $ 92,661       $153,081
 After one year through five years          47,624        409,528        457,152         57,660        400,111        457,771
 After five years through ten years         18,232         21,214         39,446         23,749         24,277         48,026
 After ten years                            41,569         63,834        105,403         43,569         37,314         80,883
 Equity securities                              --         12,035         12,035             --         12,604         12,604
                                          --------------------------------------       --------------------------------------
                                          $139,294       $661,642       $800,936       $185,398       $566,967       $752,365
                                          ======================================       ======================================
Estimated market value:
 In one year or less                        31,981        155,126        187,107         60,967         92,524        153,491
 After one year through five years          49,534        412,430        461,964         60,219        393,431        453,650
 After five years through ten years         19,339         21,332         40,671         23,406         22,889         46,295
 After ten years                            47,588         68,708        116,296         44,988         33,780         78,768
 Equity securities                              --         12,035         12,035             --         12,682         12,682
                                          --------------------------------------       --------------------------------------
                                          $148,442       $669,631       $818,073       $189,580       $555,306       $744,886
                                          ======================================       ======================================

The proceeds received from sales or calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2000, 1999, and 1998 are shown in the next table.


PACIFIC CAPITAL BANCORP


(in thousands)                       2000                                1999                              1998
                       ---------------------------------    ----------------------------     --------------------------------
                                    GROSS        GROSS                  Gross    Gross                     Gross      Gross
                       PROCEEDS     GAINS        LOSSES     Proceeds    Gains    Losses      Proceeds      Gains      Losses
                       ---------------------------------    ----------------------------     --------------------------------
Held-to-maturity:
  Sales                $ 29,995    $     --    $    (30)    $     --    $ --    $     --     $  7,490    $      8    $     --
  Calls                $  7,518    $      7    $     (2)    $  6,662    $ --    $     --     $  1,670    $      2    $    (20)
Available-for-sale:
  Sales                $112,146    $     --    $   (120)    $ 19,674    $ --    $   (286)    $ 61,450    $    349    $   (144)
  Calls                $ 11,640    $      1    $     --     $ 63,340    $ --    $     --     $ 51,149    $     12    $     --

SBB&T and FNB are members of the Federal Reserve Bank. As a condition of membership, they are required to purchase Federal Reserve Bank ("FRB") stock. The amount of stock required to be held is based on their capital accounts. Subsequently, as the banks' capital has increased, they have been required to purchase additional shares. SBB&T also acquired the shares owned by Citizens State Bank, when it was acquired in 1997. SBB&T and FNB are members of the Federal Home Loan Bank ("FHLB"), and purchased stock as required of members. The FRB and FHLB stock are reported as equity securities. Since the stock has no maturity, it is classified as available-for-sale, even though the Bank is required to hold the stock so long as it maintains its membership in these organizations.

Securities with a book value of approximately $647.0 million at December 31, 2000, and $564.2 million at December 31, 1999, were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3. LOANS

The loan portfolio consists of the following:


(in thousands)                                                December 31
                                                         2000            1999
                                                      --------------------------
Real estate loans:
    Residential                                       $  586,904      $  494,540
    Non-residential                                      564,556         457,575
    Construction and development                         172,331         200,804
Commercial, industrial, and agricultural                 775,365         614,897
Home equity lines                                         71,289          49,902
Consumer                                                 205,992         154,381
Leases                                                   129,159          97,005
Municipal tax-exempt obligations                           4,102          12,530
Other                                                      7,406           8,399
                                                      --------------------------
                                                      $2,517,104      $2,090,033
                                                      ==========================

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $5.8 million for 2000 and $5.2 million for 1999.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:


(in thousands)                                                 December 31
                                                            2000          1999
                                                          -------        -------
Loans identified as impaired                              $ 9,256        $10,970
Impaired loans for which a valuation
    allowance has been determined                         $ 9,256        $ 9,695
Impaired loans for which no valuation
    allowance has been determined                         $    --        $ 1,275
Amount of valuation allowance                             $ 3,260        $ 4,383

                                                          Year Ended December 31
                                                           2000           1999
                                                          -------        -------
Average amount of recorded investment
    in impaired loans for the year                        $ 7,932        $ 9,027
Interest recognized during the year for
    loans identified as impaired at year-end              $   571        $   501
Interest received in cash during the year for
    loans identified as impaired at year-end              $   571        $   501


As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, a valuation allowance has been determined for all loans identified as impaired at December 31, 2000. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2000 and 1999 and in Note 4.

Refund Anticipation Loans

The Company offers tax refund anticipation loans ("RALs") to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, processing costs and provision for loan loss represent the major costs of the loans. This contrasts to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service that varies by the amount of funds advanced based on the increased credit rather than the length of time that the loan is outstanding. Nonetheless, because a loan document is signed by the customer, the Company is required to report the fees as interest income. These fees totaled $19.0 million in 2000, $8.1 million for 1999, and $6.8 million for 1998. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 2000 or 1999.

Pledged Loans

At December 31, 2000 loans secured by first trust deeds on residential and commercial property with principal balances totaling $72.4 million were pledged as collateral to the Federal Reserve Bank of San Francisco. At December 31, 2000, loans secured by first deeds on residential and commercial property with principal balances of $484.6 million were pledged to the Federal Home Loan Bank of San Francisco.

4. ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:


(in thousands)                                                     Year Ended December 31
                                                              2000          1999         1998
                                                             ----------------------------------
Balance, beginning of year                                   $ 30,454     $ 30,499     $ 26,526
Addition of allowance from Los Robles Bank                      1,139           --           --
Tax refund anticipation loans:
     Provision for credit losses                                2,726        2,816        4,941
     Recoveries on loans previously charged-off                 3,059        2,857        2,288
     Loans charged-off                                         (6,226)      (5,518)      (7,221)
All other loans:
     Provision for credit losses                               11,714        4,227        4,372
     Recoveries on loans previously charged-off                 2,506        2,518        3,733
     Loans charged-off                                        (10,247)      (6,945)      (4,140)
                                                             ----------------------------------
Balance, end of year                                         $ 35,125     $ 30,454     $ 30,499
                                                             ==================================

The ratio of losses to total loans for the RALs is higher than for other loans. For RALs, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

5. CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves with the Federal Reserve Bank ("FRB") on transaction deposits. Amounts vary each day as the FRB permits banks to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by the Company's subsidiary banks at the FRB totaled approximately $2.6 million in 2000 and $3.3 million in 1999. In addition, the banks must maintain sufficient balances at the FRB to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks.

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:


(in thousands)                                             December 31
                                                     2000                1999
                                                   ----------------------------
Land                                               $   5,175          $   5,175
Buildings and improvements                            21,927             21,783
Leasehold improvements                                25,754             12,196
Furniture and equipment                               51,968             42,594
                                                   ----------------------------
   Total cost                                        104,824             81,748
Accumulated depreciation
   and amortization                                  (51,811)           (44,237)
                                                   ----------------------------
Net book value                                     $  53,013          $  37,511
                                                   ============================

Depreciation and amortization on fixed assets included in other operating expenses totaled $6.3 million in 2000, $5.7 million in 1999, and $6.3 million in 1998.

7. DEPOSITS

Deposits and the related interest expense consist of the following:


                                                                                        Interest Expense for the
(in thousands)                            Balance as of December 31                      Year Ended December 31
                                           2000               1999            2000               1999              1998
                                        ----------------------------        ----------------------------------------------
Noninterest bearing deposits            $  709,348        $  583,601        $       --        $       --        $       --
Interest bearing deposits:
   NOW accounts                            372,136           336,529             2,680             2,250             3,366
   Money market deposit accounts           743,268           588,907            27,216            17,914            19,015
   Other savings deposits                  210,157           217,394             4,060             4,300             5,852
   Time certificates of $100,000
     or more                               570,823           443,629            38,914            18,735            22,706
   Other time deposits                     497,087           451,397            25,423            22,695            17,966
                                        ----------------------------        ----------------------------------------------
                                        $3,102,819        $2,621,457        $   98,293        $   65,894        $   68,905
                                        ============================        ==============================================

8. INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:


(in thousands)                                Year Ended December 31
                                     2000              1999               1998
                                   --------------------------------------------
Federal:
    Current                        $ 24,210          $ 19,251          $ 16,758
    Deferred                         (1,177)           (1,911)           (2,614)
                                   --------------------------------------------
                                     23,033            17,340            14,144
                                   --------------------------------------------
State:
    Current                           9,033             8,500             6,190
    Deferred                           (141)             (270)             (364)
                                   --------------------------------------------
                                      8,892             8,230             5,826
                                   --------------------------------------------
Total tax provision                $ 31,925          $ 25,570          $ 19,970
                                   ============================================
Reduction in taxes payable
  associated with exercises
  of stock options                 $(1,661)          $  3,915          $(5,103)

The total current provision for income taxes includes credits of $60,000 and $113,000 for securities gains realized in 2000 and 1999, respectively, and a debit of $96,000 for securities losses realized in 1998.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination as to the timing of certain deductions and credits.

The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.


                                                                        Year Ended December 31
                                                                 2000           1999             1998
                                                                 ------------------------------------
Tax provision at Federal statutory rate                          35.0%          35.0%            35.0%
Interest on securities exempt from Federal taxation              (4.3)          (5.2)            (7.5)
State income taxes, net of Federal income tax benefit             6.9            8.9              8.1
ESOP dividends deductible as an expense for tax purposes         (0.5)          (0.7)            (0.8)
Goodwill amortization                                             0.9            0.9              1.3
Merger related costs                                              0.8             --              3.5
Other, net                                                       (0.5)          (3.4)            (0.8)
                                                                 ------------------------------------
Actual tax provision                                             38.3%          35.5%            38.8%
                                                                 ====================================

As disclosed in the following table, deferred tax assets as of December 31, 2000, and 1999, totaled $16.7 million and $22.9 million, respectively. These amounts are included within other assets on the balance sheet. The deferred tax provision or benefit disclosed in the first table of this note is equal to the sum of the changes in the tax effects of the temporary differences. The changes in the tax effects for the principal temporary differences for the years ending December 31, 2000 and 1999 are also disclosed in the following table.


                                                            TAX                                          Tax
(in thousands)                            COMPONENTS       EFFECT       ACQUIRED       Components       Effect       Components
                                             2000          2000        COMPONENTS         1999           1999           1998
                                          -------------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for credit losses            $ 14,208       $  1,515       $    256       $ 12,437       $    (84)      $ 12,521
    State taxes                               3,057            646            139          2,272            968          1,304
    Loan fees                                   760            261            (10)           509            202            307
    Depreciation                                987            (56)            (6)         1,049            410            639
    Postretirement benefits                     706            (39)            --            745            (35)           780
    Other real estate owned                      25             --             --             25            (17)            42
    Nonaccrual interest                         289            (65)            --            354              2            352
    Accretion on securities                      --            (77)            --             77            230           (153)
    Accrued salary continuation plan          1,657           (163)            --          1,820            (84)         1,904
    Change in control payments                1,021            (78)            --          1,099           (140)         1,239
    Deferred compensation                        --           (155)            --            155             52            103
    Gain on demutualization of
        of insurance company                     --            156             --           (156)          (156)            --
    Accrual for BOLI                            508            508             --             --             --             --
    Other                                       473           (318)           461            330           (411)           741
                                          -------------------------------------------------------------------------------------
                                             23,691          2,135            840         20,716            937         19,779
                                          -------------------------------------------------------------------------------------
Deferred tax liabilities:
    Loan costs                                1,754            248                         1,506            244          1,262
    Federal effect of state tax asset         1,282            120             58          1,104            (88)         1,192
    Other                                       599            449                           150         (1,400)         1,550
                                          -------------------------------------------------------------------------------------
      Total deferred tax liabilities          3,635            817             58          2,760         (1,244)         4,004
                                          -------------------------------------------------------------------------------------
Net deferred tax asset
      before unrealized gains and
      losses on securities                   20,056          1,318            782         17,956          2,181         15,775
    Unrealized (gains) and losses
      on securities                          (3,362)                          223          4,897                        (3,301)
                                          -------------------------------------------------------------------------------------
Net deferred tax asset                     $ 16,694       $  1,318       $  1,005       $ 22,853       $  2,181       $ 12,474
                                          =====================================================================================

As mentioned in Note 1, the net unrealized gain or loss on securities that are available-for-sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss and a deferred tax liability if there is a net unrealized gain. However, because changes in the unrealized gains or losses are not recognized either in net income or in taxable income, they do not represent temporary differences. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, and there is no entry in the columns labeled "Tax Effect" in the table above for the change.

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

9. SHAREHOLDERS' EQUITY

The Company's stock option plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The Company has seven stock option plans.

The first of the plans is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the Restricted Stock Option Plan for employees established in January, 1992. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of these plans, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever is later. In 1998, the Board of Directors of the Company eliminated this provision.

The third and fourth plans were established in 1983 and 1986 for employees and directors, respectively. All options approved under these plans have been granted as non-qualified options, and the plans are active now only for the exercise of options held by employees and directors. The remaining plans were established by PCB and SBB and are active now only for the exercise of options held by employees and directors.

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

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,756,000, $6,747,000, and $2,602,000 were surrendered in the years ended December 31, 2000, 1999, and 1998, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2000, 1999, and 1998 (adjusted for stock splits and stock dividends).


                                                                                        Per Share
                                                           Options                    Price Ranges
                                                          ---------                 -----------------
2000
GRANTED                                                     135,888                  $25.16 TO $29.44
EXERCISED                                                   279,270                   $5.17 TO $26.00
CANCELLED AND EXPIRED                                       168,254                   $6.05 TO $34.71
OUTSTANDING AT END OF YEAR                                1,306,956                   $5.17 TO $34.71
RANGE OF EXPIRATION DATES                           1/1/01 TO 8/23/09
EXERCISABLE AT END OF YEAR                                  954,414                   $5.17 TO $34.71
SHARES AVAILABLE FOR FUTURE GRANT                         1,831,781

1999
Granted                                                     578,906                  $22.81 to $34.71
Exercised                                                   734,414                   $3.98 to $28.71
Cancelled and expired                                         4,733                   $8.48 to $28.71
Outstanding at end of year                                1,618,591                   $5.17 to $34.71
Exercisable at end of year                                  797,593                   $5.17 to $28.71

1998
Granted                                                     124,476                  $23.44 to $28.71
Exercised                                                 1,019,502                   $3.98 to $23.44
Cancelled and expired                                        38,909                   $6.33 to $28.00
Outstanding at end of year                                1,778,832                   $3.98 to $28.71
Exercisable at end of year                                1,215,782                   $3.98 to $28.25

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Company also purchased Federal funds from correspondent banks. The following information is presented concerning these transactions:


(dollars in thousands)                    Repurchase Agreements                         Federal Funds Purchased
                                          Year Ended December 31                         Year Ended December 31
                                   2000           1999            1998             2000           1999            1998
                                 ---------------------------------------         --------------------------------------
Weighted average interest
   rate at year-end                 5.71%           5.27%           3.75%           6.59%           5.50%           4.50%
Weighted average interest
   rate for the year                5.61%           4.67%           4.44%           5.40%           4.97%           5.22%
Average outstanding
   for the year                  $61,772         $29,214         $13,884         $14,425         $ 8,091         $ 9,236
Maximum outstanding
   at any month-end
   during the year               $78,736         $61,085         $18,772         $47,200         $35,100         $16,400
Amount outstanding
   at end of year                $79,458         $45,407         $17,996         $26,200         $35,100         $ 9,800
Interest expense                 $ 3,468         $ 1,364         $   616         $   779         $   402         $   482


11. LONG-TERM DEBT AND OTHER BORROWINGS

As part of the Company's asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2000, total outstanding balances to the FHLB were $103 million. The scheduled maturities of the advances are $0.0 in 1 year or less, $40.4 million in 1 to 3 years, and $62.6 million in more than 3 years.

The Company borrowed $20 million from another financial institution to partially finance the purchase of the stock of Los Robles Bancorp. The terms of the loan require quarterly payments of interest and principal with a maturity of June 30, 2001. $15 million was outstanding at December 31, 2000.

Also included in other borrowings at December 31, 2000, are $9.2 million of Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings.

During the course of 2000 and 1999, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

12. OTHER OPERATING INCOME AND EXPENSE

Significant items included in amounts reported in the Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998 for other service charges, commissions, and fees are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers to facilitate earlier receipt of their refund.


(in thousands)                                              December 31,
                                                 2000           1999           1998
                                               -------------------------------------
Noninterest income
     Merchant credit card processing           $ 8,055        $ 5,925        $ 3,974
     Trust fees                                $13,827        $13,132        $11,718
     Refund transfer fees                      $ 7,291        $ 6,591        $ 4,821

Noninterest expense
     Marketing                                 $ 3,166        $ 3,046        $ 3,100
     Consultants                               $ 7,469        $10,574        $ 7,978
     Merchant credit card clearing fees        $ 6,412        $ 4,396        $ 2,878

The table above also discloses the largest items included in other operating expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects.

13. EMPLOYEE BENEFIT PLANS

The Company's Employee Stock Ownership Plan ("ESOP") was initiated in January 1985. In 1999, PCB's ESOP was merged with that of the Company.

As of December 31, 2000, the ESOP held 1,559,000 shares at an average cost of $8.76 per share.

The Company's profit-sharing plan, initiated in 1966, has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 2000, 1999, and 1998, the employer's matching contributions were $1.7 million, $1.3 million and $1.1 million, respectively. The other component is the Incentive & Investment Plan. It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

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

Total contributions by the Company to the above profit-sharing plans were $2,788,000 in 2000, $2,879,000 in 1999, and $2,789,000 in 1998. Aside from the employer's matching contribution to the Salary Saving Plan, the contributions went to the ESOP in 2000, 1999 and 1998.

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company.

There are several factors which users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of financial instruments. Second, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships which provide stable sources of investable funds.

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

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999, are as follows:


                                              AS OF DECEMBER 31, 2000                   As of December 31, 1999
                                           CARRYING               FAIR                Carrying               Fair
(in thousands)                              AMOUNT                VALUE                 Amount               Value
                                          ---------------------------------------------------------------------------
Financial assets:
   Cash and due from banks                $   176,274          $   176,274           $   131,422          $   131,422
   Federal funds sold                          19,500               19,500                 9,640                9,640
   Money market funds                              --                   --                 2,555                2,555
   Securities available-for-sale              669,631              669,631               555,306              554,699
   Securities held-to-maturity                139,294              148,442               185,398              189,580
   Net loans                                2,481,979            2,440,099             2,059,579            2,016,800
     Total financial assets               $ 3,486,678          $ 3,453,946           $ 2,943,900          $ 2,904,696
Financial liabilities:
   Deposits                               $ 3,102,819          $ 3,105,378           $ 2,621,457          $ 2,599,103
   Repurchase agreements,
     Federal funds purchased,
     and other borrowings                     223,678              227,449               179,308              178,147
     Total financial liabilities          $ 3,326,497          $ 3,332,827           $ 2,800,765          $ 2,777,250
Unrecognized financial
     instruments:
   Interest rate swap contracts           $        --          $    (1,336)          $        --          $       321
   Standby letters of credit              $        --          $    38,781           $        --          $    20,811

15. OTHER POSTRETIREMENT BENEFITS

Under the provisions of the Retiree Health Plan (the "Plan"), all eligible retirees may obtain health insurance coverage through the Company. The cost of this coverage is that amount which the Company pays under the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will contribute a portion of the cost for the retiree, varying from 60% to 100% at the time the employee retires, with the stipulation that the cost of the portion paid by the Company shall not increase by more than 5% per year. The Company recognizes the net present value of the estimated future cost of providing health insurance benefits to retirees under the Retiree Health Plan as those benefits are earned rather than when paid.

The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, termed the accumulated postretirement benefit obligation ("APBO"), is the actuarial net present value of the obligation for 1) fully eligible plan participants' expected postretirement benefits and 2) the portion of the expected postretirement benefit obligation earned to date by current employees.

This obligation must be re-measured each year because it changes with each of the following factors: 1) the number of employees working for the Company; 2) the average age of the employees working for the Company; 3) increases in expected health care costs; and 4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2000, 1999, and 1998.

(in thousands)                                                   Year Ended December 31
                                                        2000              1999             1998
                                                      -------------------------------------------
Benefit obligation, beginning of year                 $(4,584)          $(4,170)          $(3,666)
    Service cost                                         (257)             (315)             (274)
    Interest cost                                        (346)             (270)             (253)
    Actuarial (losses) gains                             (209)              111               (28)
    Benefits paid                                          70                60                51
                                                      -------------------------------------------
Benefit obligation, end of year                        (5,326)           (4,584)           (4,170)
                                                      -------------------------------------------
Fair value of Plan assets, beginning of year            6,731             4,486             4,081
    Actual return on Plan assets                         (408)            2,305               265
    Employer contribution                                  --                --               191
    Benefits paid                                         (70)              (60)              (51)
                                                      -------------------------------------------
Fair value of Plan assets, end of year                  6,253             6,731             4,486
                                                      -------------------------------------------
Funded Status                                             928             2,147               316
Unrecognized net actuarial gain                        (1,624)           (2,867)             (771)
Unrecognized prior service cost                            --                 1                 2
                                                      -------------------------------------------
Accrued benefit cost                                  $  (696)          $  (719)          $  (453)
                                                      ===========================================


Costs of $623,000 for December 31, 2000, and $623,000 for December 31, 1999, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, included with the cost of other benefits in the Consolidated Statements of Income, is made up of several components as shown in the next table.

(in thousands)                            Year Ended December 31
                                        2000         1999         1998
                                       -------------------------------
Service cost                           $ 257        $ 315        $ 274
Interest cost                            346          270          253
Return on assets                        (465)        (296)        (279)
Amortization cost                       (160)         (24)         (34)
                                       -------------------------------
Net periodic postretirement cost       $ (22)       $ 265        $ 214
                                       ===============================


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

The fourth component, amortization cost, arises because significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Differences will result in what are termed experience gains and losses. These may be increases or decreases in the APBO or in the value of plan assets. The rates used and the amortization of these experience gains and losses are discussed in the next section of this note. At the adoption of the Plan, the Company fully recognized the net present value of the benefits earned by employees for prior service. Had the Company not recognized this amount, a portion of it would be included in the NPPBC as a fifth component.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.


                                                   December 31
                                         2000         1999         1998
                                         -------------------------------
Discount rate                            7.61%        7.71%        6.60%
Expected return on plan assets           7.00%        7.00%        7.00%
Health care inflation rate               5.00%        5.00%        5.00%


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

As noted above, the Retiree Health Plan provides for the Company's contribution for insurance premiums to be limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees are required to contribute a larger portion of the total premium cost. Therefore, 5% has been set as the assumed cost trend rate for health care. Because of this limitation, an increase in the actual cost of health care will have no impact on the APBO. If costs rise at a lesser rate, the Company will have an experience gain.

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 2000, and December 31, 1999, the Company had unamortized or unrecognized gains of $1,624,000 and $2,867,000, respectively. These amounts are reported in the first table of this note.

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

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees and the costs of the life insurance premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. As of December 31, 2000, the VEBA was overfunded by $1,651,000. The APBO related to the Key Employee Retiree Health Plan of $724,000 is totally unfunded.

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


                                                                                      Basic                Diluted
(amounts in thousands other than per share amounts)                                  Earnings              Earnings
                                                                                     Per Share            Per Share
                                                                                   -------------        -------------
FOR THE YEAR ENDED DECEMBER 31, 2000
       NUMERATOR--NET INCOME                                                           $51,456            $51,456
       DENOMINATOR--WEIGHTED AVERAGE SHARES OUTSTANDING                                 26,380             26,380
       PLUS: NET SHARES ISSUED IN ASSUMED STOCK OPTIONS EXERCISES                                             229
       DILUTED DENOMINATOR                                                                                 26,609
       EARNINGS PER SHARE                                                              $  1.95            $  1.93

For the Year Ended December 31, 1999
       Numerator--net income                                                           $46,533            $46,533
       Denominator--weighted average shares outstanding                                 26,103             26,103
       Plus: net shares issued in assumed stock options exercises                                             449
       Diluted denominator                                                                                 26,552
       Earnings per share                                                              $  1.78            $  1.75

For the Year Ended December 31, 1998
       Numerator--net income                                                           $31,499            $31,499
       Denominator--weighted average shares outstanding                                 25,516             25,516
       Plus: net shares issued in assumed stock options exercises                                             646
       Diluted denominator                                                                                 26,162
       Earnings per share                                                              $  1.23            $  1.20

Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 2000, 1999, and 1998 would have been as follows:

(in thousands)                             Year Ended December 31
                                    2000           1999           1998
                                 ----------------------------------------
Salary expense:
  As reported                    $54,931         $46,416        $42,872
  Pro forma                      $56,208         $47,789        $43,994
Net income:
  As reported                    $51,456         $46,533        $31,499
  Pro forma                      $50,716         $45,737        $30,849
Earnings per share:
  As reported                    $  1.93         $  1.75        $  1.20
  Pro forma                      $  1.91         $  1.72        $  1.18

  Diluted average shares          26,609          26,552         26,162


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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2000 and 1999. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of adequately capitalized and the minimum amounts and ratios required to meet the regulatory standards of "well capitalized".

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


(dollars in thousands)                           Pacific Capital             Minimums for
                                                    Bancorp               Capital Adequacy             Minimums to be
                                                    Actual                    Purposes                Well-Capitalized
                                         ------------------------     -----------------------     ------------------------
                                           Amount           Ratio       Amount          Ratio       Amount           Ratio
                                         ------------------------     -----------------------     ------------------------
AS OF DECEMBER 31, 2000
    TOTAL TIER I & TIER II CAPITAL
      (TO RISK WEIGHTED ASSETS)          $  292,592         10.5%     $  223,871         8.0%     $  279,838         10.0%
    TIER I CAPITAL
      (TO RISK WEIGHTED ASSETS)          $  257,610          9.2%     $  111,935         4.0%     $  167,903          6.0%
    TIER I CAPITAL
      (TO AVERAGE TANGIBLE ASSETS)       $  257,610          7.2%     $  143,956         4.0%     $  179,945          5.0%

    RISK WEIGHTED ASSETS                 $2,798,382
    AVERAGE TANGIBLE ASSETS              $3,598,896

As of December 31, 1999
    Total Tier I & Tier II Capital
      (to Risk Weighted Assets)          $  271,527         11.9%     $  181,873         8.0%     $  227,341         10.0%
    Tier I Capital
      (to Risk Weighted Assets)          $  243,084         10.7%     $   90,936         4.0%     $  136,405          6.0%
    Tier I Capital
      (to Average Tangible Assets)       $  243,084          8.0%     $  121,369         4.0%     $  151,711          5.0%

    Risk Weighted Assets                 $2,273,409
    Average Tangible Assets              $3,034,227

As of December 31, 2000, the most recent notification from the banks' examiners categorized each of the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table. The following table shows the three capital ratios for each of the bank subsidiaries at December 31, 2000 and for SBB&T and FNB at December 31, 1999. There are no conditions or events since the notification that management believes have changed the banks' category.



                               Total Tier I and
                               Tier II Capital to        Tier I Capital to        Tier I Capital to
                                  Risk Weighted             Risk Weighted            to Average
As of December 31                    Assets                    Assets              Tangible Assets
                               ------------------        -----------------        -----------------
Santa Barbara Bank & Trust
2000                                  10.28%                    9.06%                   7.00%
1999                                  11.00%                    9.75%                   7.32%

First National Bank
2000                                   9.30%                   10.55%                   7.35%
1999                                  11.39%                   10.40%                   7.96%

Los Robles Bank
2000                                  11.42%                   10.16%                   7.95%


Bancorp is the parent company and sole owner of the banks. However, there are legal limitations on the amount of dividends which may be paid by the banks to Bancorp. The dividends from SBB&T needed by Bancorp to pay for the acquisitions of FVB and CSB in 1997 exceeded the amount allowable without the prior approval of the California Department of Financial Institutions ("CDFI"). As part of its approval of the acquisitions, the CDFI approved the excess distributions. During 2000, 1999 and 1998, it also approved other dividends from SBB&T to Bancorp to fund quarterly cash dividends to Bancorp shareholders, to provide part of the funds to purchase LRB, and for other incidental purposes.

18. COMMITMENTS AND CONTINGENCIES

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2000, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.


(in thousands)                        Year Ended December 31                                 There-
                         2001          2002          2003          2004          2005          after        Total
                       -------       -------       -------       -------       -------       -------       -------
Non-cancellable
   lease expense       $ 6,043       $ 4,993       $ 4,597       $ 4,328       $ 3,725       $24,930       $48,616


Total net rentals for premises included in other operating expenses are $5.9 million in 2000, $5.1 million in 1999, and $4.0 million in 1998.

The Company leases space from a partnership in which a director has an interest. In February 1999, the building was destroyed in a fire. In 2000, the Company renegotiated a lease for this property, which included sharing the costs of rebuilding and provided for adjustments to future rents to recover the funds expended by the Company in construction. The terms of this lease were negotiated with the assistance of an independent, outside appraiser and were approved by the Company's Board of Directors.

In the ordinary course of business, the Company has extended credit to directors and employees of the Company totaling $13.6 million at December 31, 2000 and $8.9 million at December 31, 1999. Such loans are subject to approval by the Loan Committee and ratification by the Board of Directors, exclusive of the borrowing director.

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

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company's prime or base lending rate which varies with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 2000 and 1999, the contractual notional amounts of these instruments are as follows:


(in thousands)                                     December 31
                                               2000           1999
                                             -----------------------
Commitments to extend credit
     Commercial                              $572,905       $396,350
     Consumer                                $ 87,582       $ 79,502
Standby letters of credit                    $ 38,781       $ 20,811

Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

With the exception of the RAL program mentioned in Note 3, the Company has concentrated its lending activity primarily with customers in the market areas served by the branches of its subsidiary banks. The merger has introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate; the nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. As the economies along the central coast continue to show vitality, the underlying value of real estate remains stable. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss.

The Company has a trust department that has fiduciary responsibility for the assets that it holds on behalf of its trust customers. These assets are not owned by the Company and accordingly are not reflected in the accompanying consolidated balance sheets.

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages are not specified in the papers received by the Company. Therefore, Management cannot, based in part on its consultation with legal counsel, estimate the amount of any possible loss at this time or project the likelihood of an unfavorable outcome.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, the resolution of this litigation will not have a material impact on the Company's financial position.

19. MERGERS AND ACQUISITIONS

On December 30, 1998, the Company issued 8,756,668 shares of common stock in exchange for all of the outstanding stock of PCB, a holding company for FNB and its affiliate SVNB.

The transaction was accounted for as a pooling-of-interest, and accordingly, the accompanying consolidated financial statements for 1998 have been restated to include the accounts of PCB for all periods presented. Total revenues and net income for the separate companies for the periods preceding the acquisition were as follows:


                                                   Year Ended
(in thousands)                                     December 31
                                                      1998
                                                   -----------
Interest income plus noninterest income

Santa Barbara Bancorp                               $164,532
Former Pacific Capital                                64,742
                                                    --------
  Total                                             $229,274
                                                    ========
Net Income
Santa Barbara Bancorp                               $ 24,379
Former Pacific Capital                                 5,188
                                                    --------
  Total                                             $ 29,567
                                                    ========

After the close of business on June 30, 2000, the Company acquired all the outstanding stock of Los Robles Bancorp, parent company of LRB, for $32.5 million in cash. Immediately prior to the close, LRB had $159.3 million in assets and $146.4 million in liabilities.

The acquisition was accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair value at the time of the acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Goodwill amortized during the year ended December 31, 2000, relating to this transaction totaled approximately $654,000. The Company issued no stock in connection with this acquisition. The following table shows estimated fair value of the assets and liabilities of the bank, the purchase price paid, and the resulting goodwill.

(in thousands)           FMV of       FMV of
                         Assets    Liabilities    Purchase      Goodwill
                        Acquired     Assumed       Price        Recorded
                        --------   -----------    --------      --------

Los Robles Bank         $159,300    $146,400      $32,500       $19,600


At the time of the acquisition, LRB became a subsidiary of the Company. Under the provisions of purchase accounting, the results of operations of the acquired entity are included in the financial statements of the acquirer only from the date of the acquisition forward. The 2000 consolidated financial statements of the Company include the assets and liabilities acquired in the transactions and results of operations from July 1, 2000, for LRB.

The following table presents an unaudited pro forma combined summary of operations of the Company and LRB for the year ended December 31, 2000, as if the acquisition had been effective January 1, 1998.

(unaudited)                                                        Year Ended December 31
(dollars in thousands)                                     2000             1999           1998
                                                         ---------       ---------       ---------
Interest income                                          $ 296,392       $ 236,284       $ 215,081
Interest expense                                           111,434          75,530          76,306
                                                         ---------       ---------       ---------
    Net interest income                                    184,958         160,754         138,775
Provision for credit losses                                 14,777           7,423          10,003
Noninterest income                                          51,338          44,897          41,205
Noninterest expense                                        135,219         122,550         116,661
                                                         ---------       ---------       ---------
Income before provision for income taxes                    86,300          75,678          53,296
Provision for income taxes                                  32,747          26,905          20,825
                                                         ---------       ---------       ---------
    Net income                                           $  53,553       $  48,773       $  32,471
                                                         =========       =========       =========
Basic earnings per share                                 $    2.03       $    1.87       $    1.27
Weighted average shares assumed
    to be outstanding                                       26,380          26,103          25,516

Diluted earnings per share                               $    2.01       $    1.84       $    1.24
Weighted average shares assumed
    to be outstanding                                       26,609          26,552          26,162


The information in the table above combines the historical results of the Company and LRB after giving effect to the amortization of goodwill and exclusion of an estimated amount of earnings from the consideration paid to the shareholders of Los Robles Bancorp using the average rate received during the year for Federal funds sold. No attempt has been made to eliminate the duplicated administrative cost. There were no intercompany transactions which needed to be eliminated. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of Los Robles Bancorp consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 16.

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisitions actually been transacted on January 1, 2000.

The amortization of goodwill relating to purchase transactions that occurred prior to 1998 amounted to approximately $1.4 million in the year ended December 31, 2000.

On July 31, 2000, the Company issued 1,735,131 shares of common stock in exchange for all the outstanding stock of San Benito Bank. The transaction was accounted for as a pooling-of-interest, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of San Benito Bank for all periods presented. Total revenues and net income for the separate companies for the periods preceding the acquisition were as follows:


(in thousands)                                                   Year Ended December 31
                                                            2000           1999           1998
                                                        --------       --------       --------
Interest income plus noninterest income
Pacific Capital                                         $328,309       $253,261       $231,860
San Benito                                                11,995         15,785         13,133
                                                        --------       --------       --------
  Total                                                 $340,304       $269,046       $244,993
                                                        ========       ========       ========
Net Income
Pacific Capital                                         $ 47,612       $ 44,274       $ 29,567
San Benito                                                 3,844          2,259          1,932
                                                        --------       --------       --------
  Total                                                 $ 51,456       $ 46,533       $ 31,499
                                                        ========       ========       ========

20. SEGMENT REPORTING

While the Company's products and services are all of the nature of commercial banking, the Company has eight reportable segments. There are eight specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Programs, Los Robles Bank, and the Northern Region. The segment for Los Robles Bank was added in 2000. The remaining activities of the Company are reported in a segment titled "All Other".

Factors Used to Identify Reportable Segments

The Company first uses geography as a factor in distinguishing three operating segments. The discrete market areas served by SBB&T, LRB, and FNB (including its affiliates SVNB and SBB) distinguish them as units for which performance must be viewed separately. The tax refund program serves customers throughout the United States, and the lack of a defined market area for this program distinguishes it from other banking activities.

SBB&T is further disaggregated into additional segments. The factors used for this disaggregation relate to products and services resulting in segments for Wholesale Lending, Retail Lending, Branch Activities (deposits), and Fiduciary (trust services). This level of disaggregation for SBB&T reflects its specific management structure in which loan and deposit products are handled by different organizational units. In contrast to this, LRB and FNB and its affiliates have organizational structures that generally place both loan and deposit products in the individual branches.

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

Retail Lending: Business units in this segment engage in small business lending (including Small Business Administration guaranteed loans) and leasing, consumer installment loans, home equity lines, and 1-4 family residential mortgages.

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

Northern Region: This segment derives its revenues from banking services provided by FNB and its affiliates SVNB and SBB. These include the same type of loan, deposit, and fiduciary products in the first three segments described above. This segment also derives revenues from securities in FNB's securities portfolios.

Los Robles Bank: This segment derives its revenues from the same type of loan and deposit products described in the first three segments above.

All Other: This segment consists of other business lines and support units. The administrative support units include the Company's executive administration, data processing, marketing, credit administration, human resources, legal and benefits, and finance and accounting. The primary revenues are from SBB&T's securities portfolios.

Charges and Credits for Funds and Income from the Investment Portfolios

As noted above, there is a significant difference between the organizational structures of LRB and FNB and the organizational structure of SBB&T. The same business units provide loans and deposits at LRB and FNB and separate business units handle them at SBB&T. This means that as a segment, Los Robles Bank and the Northern Region are self-contained from a funding standpoint. That is, the one segment obtains its own funds from its depositors and lends its own funds to its borrowers. In contrast with this, SBB&T has one primary segment which provides the funds, Branch Activities, while the lending segments utilize the funds. To give a fair picture of profitability at the segment level for the SBB&T segments, it is therefore necessary to charge the lending segments for the cost of the funds they use while crediting the Branch Activities segment for the funds it provides.

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

From the standpoint of measuring the performance of the Los Robles Bank segment and the Northern Region segment, the loans and deposits of which are organizationally integrated, it is most appropriate to include the income from the LRB and FNB securities portfolios with the operating segments. Because the Los Robles Bank and the Northern Region segments are self-contained from a funding standpoint, within the segments as a whole, there are no credits or charges for funds.

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

Specific Segment Disclosure

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief executive officer.


(in thousands)         Branch       Retail    Wholesale                             Northern   Los Robles      All
                      Activities    Lending    Lending        RAL       Fiduciary    Region       Bank        Other       Total
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
  DECEMBER 31, 2000
REVENUES FROM
  EXTERNAL CUSTOMERS  $   11,246  $   66,521  $   66,917  $   26,258   $   13,749  $  102,632  $    7,722  $   51,390   $  346,435
INTERSEGMENT
  REVENUES               109,791         656          --       2,198        3,920          --          --      12,411      128,976
                      ------------------------------------------------------------------------------------------------------------
TOTAL REVENUES        $  121,037  $   67,177  $   66,917  $   28,456   $   17,669  $  102,632  $    7,722  $   63,801   $  475,411
                      ============================================================================================================
PROFIT (LOSS)         $   32,204  $   12,796  $   16,571  $   16,692   $    7,182  $   23,375  $    1,657  $  (20,965)  $   89,512
INTEREST INCOME               90      65,576      65,737      18,957           --      93,055       7,069      46,563      297,047
INTEREST EXPENSE          62,867         662           6          --        3,621      31,170       1,894      10,306      110,526
INTERNAL CHARGE
  FOR FUNDS                  859      42,793      41,205       3,255           --          --          --      40,864      128,976
DEPRECIATION               1,418         210         116         208          135       1,532         128       2,666        6,413
TOTAL ASSETS              19,672     868,321     746,497         (43)       1,527   1,177,499     172,818     691,334    3,677,625
CAPITAL
  EXPENDITURES                --          --          --          --           --       1,666          --      20,250       21,916


(in thousands)               Branch      Retail    Wholesale                             Northern     All
                           Activities   Lending     Lending       RAL       Fiduciary     Region      Other        Total
                           ------------------------------------------------------------------------------------------------
Year Ended
     December 31, 1999
Revenues from
  external customers       $    9,254  $   54,483  $   54,295  $   14,673   $   13,201  $   87,978  $   41,444   $  275,328
Intersegment revenues          75,656         216          --       1,988        2,420          --      14,137       94,417
                           ------------------------------------------------------------------------------------------------
Total revenues             $   84,910  $   54,699  $   54,295  $   16,661   $   15,621  $   87,978  $   55,581   $  369,745
                           ================================================================================================
Profit (Loss)              $   20,761  $   13,139  $   18,765  $    9,391   $    6,538  $   27,023  $  (17,232)  $   78,385
Interest income                    73      53,307      53,403       8,081           --      79,554      37,011      231,429
Interest expense               40,002         221           5          --        2,121      24,574       5,553       72,474
Internal charge for funds         866      33,076      29,536         641           --          --      30,298       94,417
Depreciation                    1,432         143          93          87          131       1,821       2,152        5,859
Total assets                   29,478     708,698     647,104        (487)       1,668   1,111,493     582,355    3,080,309
Capital expenditures               --          --          --          --           --       2,535       6,914        9,449


Year Ended
     December 31, 1998
Revenues from
  external customers       $   10,813  $   43,514  $   46,899  $   11,638   $    9,545  $   79,979  $   48,842   $  251,230
Intersegment revenues          73,384          54          --         991        2,477          --      11,107       88,013
                           ------------------------------------------------------------------------------------------------
Total revenues             $   84,197  $   43,568  $   46,899  $   12,629   $   12,022  $   79,979  $   59,949   $  339,243
                           ================================================================================================

Profit (Loss)              $   15,855  $    9,262  $   16,885  $    4,521   $    5,563  $   24,089  $  (18,469)  $   57,706
Interest income                    24      42,156      45,273       6,818           --      72,578      44,302      211,151
Interest expense               42,453          58           4          --        2,247      24,739       2,758       72,259
Internal charge for funds         725      25,841      23,936         625           --          --      36,886       88,013
Depreciation                    1,982         236         142          71          213       2,071       1,634        6,349
Total assets                   12,532     530,481     520,614        (324)       3,104   1,015,955     742,984    2,825,346
Capital expenditures               --          --          --          --           --       1,172       6,093        7,265

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.


(in thousands)                                              Year Ended December 31
                                                        2000        1999         1998
                                                      ---------   ---------   ---------
Total revenues for reportable segments                $ 475,411   $ 369,745   $ 339,243
Elimination of intersegment revenues                   (128,976)    (94,417)    (88,013)
Elimination of taxable equivalent adjustment             (6,131)     (6,282)     (6,237)
                                                      ---------------------------------
Total consolidated revenues                           $ 340,304   $ 269,046   $ 244,993
                                                      =================================

Total profit or loss for reportable segments          $  89,512   $  78,385   $  57,706
Elimination of taxable equivalent adjustment             (6,131)     (6,282)     (6,237)
                                                      ---------------------------------
Income before income taxes                            $  83,381   $  72,103   $  51,469
                                                      =================================


For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases is reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

With respect to the disclosure of total assets for the individual segments, fixed assets used by the Los Robles Bank and Northern Region segments are included in their asset totals. Fixed assets used by the other segments are all recorded as assets of the All Other segment. Depreciation expense of these assets is charged to the segment that uses them.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

For the Company, the process of disaggregation is somewhat arbitrary. Many of the Company's customers do business with more than one segment. In these cases, the Company may use relationship pricing, whereby customers may be given a favorable price on one product because the other products they use are very profitable for the Company. To the extent that these products are in different segments as defined above, one segment may be sacrificing profitability to another for the sake of the overall customer relationship.

21. PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.


                             PACIFIC CAPITAL BANCORP
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             December 31
                                                                       2000              1999
                                                                    ---------------------------
ASSETS
Cash                                                                $     678         $     931
Investment in and advances to subsidiaries                            276,544           224,230
Loans, net                                                                270               394
Premises and equipment, net                                             6,812             4,150
Goodwill                                                               18,968                --
Other assets                                                           19,163            12,041
                                                                    ---------------------------
    Total assets                                                    $ 322,435         $ 241,746
                                                                    ===========================
LIABILITIES

Dividends payable                                                   $   5,826         $   4,420
Bank Debt                                                              15,000                --
Other liabilities                                                       6,440             2,753
                                                                    ---------------------------
    Total liabilities                                                  27,266             7,173
                                                                    ===========================
EQUITY

Common stock                                                            8,828             8,186
Surplus                                                               115,664            99,283
Unrealized gain on securities available-for-sale                        4,472            (6,447)
Retained earnings                                                     166,205           133,551
                                                                    ---------------------------
    Total shareholders' equity                                        295,169           234,573
                                                                    ---------------------------
       Total liabilities and shareholders' equity                   $ 322,435         $ 241,746
                                                                    ===========================


                             PACIFIC CAPITAL BANCORP
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENTS
                                 (IN THOUSANDS)


                                                       Year Ended December 31
                                              2000              1999              1998
                                            --------------------------------------------
Equity in earnings of subsidiaries:
     Undistributed                          $ 10,074          $ 28,812          $ 18,914
     Dividends                                44,000            17,131            18,575
Interest income                                   28               123               181
Other income                                     108                87               601
Other operating expense                       (4,535)           (4,715)          (13,006)
Income tax benefit                             1,781             2,836             4,302
                                            --------------------------------------------
     Net income                             $ 51,456          $ 44,274          $ 29,567
                                            ============================================

                             PACIFIC CAPITAL BANCORP
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                         Year Ended December 31
                                                               2000              1999              1998
                                                             --------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
    Net income                                               $ 51,456          $ 44,274          $ 29,567
    Adjustments to reconcile net income to net
          cash used in operations:
       Equity in undistributed net income
          of subsidiaries                                     (54,074)          (45,942)          (37,489)
       Amortization of goodwill                                   654                --                --
       Depreciation expense                                       977                --                --
       Increase in other assets                                (7,122)              551            (7,739)
       Increase in other liabilities                            3,687            (1,883)            8,611
                                                             --------------------------------------------
       Net cash used in operating activities                   (4,422)           (3,000)           (7,050)
                                                             --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                              124             2,788            (2,238)
    Capital expenditures                                       (3,757)             (643)               --
    Purchase of capital stock of Los Robles Bank              (32,500)               --                --
    Distributed earnings of subsidiaries                       44,000            17,131            18,575
                                                             --------------------------------------------
       Net cash provided by investing activities                7,867            19,276            16,337
                                                             --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short term borrowing                         20,000                --                --
    Payments on short term borrowing                           (5,000)               --                --
    Proceeds from issuance of common stock                      1,395             2,129             8,094
    Payments to retire common stock                                --            (2,055)           (3,792)
    Dividends paid                                            (20,093)          (17,595)          (12,907)
                                                             --------------------------------------------
       Net cash used in financing activities                   (3,698)          (17,521)           (8,605)
                                                             --------------------------------------------
Net increase (decrease) in cash and cash equivalents             (253)           (1,245)              682
Cash and cash equivalents at beginning of period                  931             2,176             1,494
                                                             --------------------------------------------
Cash and cash equivalents at end of period                   $    678          $    931          $  2,176
                                                             ============================================
Supplemental disclosures: none

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            2000 QUARTERS                                        1999 Quarters
                             ----------------------------------------------      ----------------------------------------------
                               4th          3rd          2nd          1st          4th          3rd          2nd          1st
                             -------      -------      -------      -------      -------      -------      -------      -------
Interest income              $72,055      $70,032      $67,437      $81,392      $57,422      $55,131      $53,096      $60,005
Interest expense              28,147       27,702       27,702       26,975       19,566       18,285       17,278       17,346
Net interest income           43,908       42,330       39,735       54,417       37,856       36,846       35,818       42,659
Provision for
    credit losses              1,295        5,219        2,230        5,696        1,404        1,016          829        3,794
Noninterest income            11,137       11,044       10,997       16,210       10,155        9,149        9,550       14,538
Noninterest expense           35,433       36,108       29,339       30,977       29,899       29,196       29,156       29,142
Income before
    income taxes              18,317       12,047       19,163       33,954       16,708       15,783       15,383       24,261
Income taxes                   5,994        5,284        7,108       13,539        5,352        5,246        5,769        9,203
Net income                   $12,323      $ 6,763      $12,055      $20,415      $11,356      $10,537      $ 9,614      $15,058

Net earnings per share:

    Basic                    $  0.47      $  0.25      $  0.45      $  0.78      $  0.43      $  0.40      $  0.37      $  0.58
    Diluted                  $  0.46      $  0.25      $  0.45      $  0.77      $  0.42      $  0.40      $  0.36      $  0.57


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled "The Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held April 24, 2001 ("Proxy Statement").

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

(a)3.   EXHIBITS

        The listing of exhibits required by this item is set forth in the
        Exhibit Index beginning on page 83 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the Exhibit Index.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

(c)     EXHIBITS

        See exhibits listed in "Exhibit Index" on page 83 of this report.

(d)     FINANCIAL STATEMENT SCHEDULES

        There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ William S. Thomas. Jr                      February 28, 2001
   -----------------------------------            Date
       William S. Thomas, Jr.
       President
       Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David W. Spainhour          February 28, 2001                 /s/ William S. Thomas, Jr.          February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
David W. Spainhour              Date                              William S. Thomas, Jr.              Date
Chairman of the Board                                             President
                                                                  Chief Executive Officer

/s/ Donald M. Anderson          February 28, 2001                 /s/ Donald Lafler                   February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
Donald M. Anderson              Date                              Donald Lafler                       Date
Vice Chairman                                                     Executive Vice President
Director                                                          Chief Financial Officer

/s/ Edward E. Birch             February 28, 2001                 /s/ Richard M. Davis                February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
Edward E. Birch                 Date                              Richard M. Davis                    Date
Director                                                          Director

/s/ Dale E. Hanst               February 28, 2001                 /s/ Richard A. Nightingale          February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
Dale E. Hanst                   Date                              Richard A. Nightingale              Date
Director                                                          Director

/s/ D. Vernon Horton            February 28, 2001                 /s/ Clayton C. Larson               February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
D. Vernon Horton                Date                              Clayton C. Larson                   Date
Vice Chairman                                                     Vice Chairman

/s/ William H. Pope             February 28, 2001                 /s/ Roger C. Knopf                  February 28, 2001
--------------------------      -------------------               -----------------------------       -----------------
William H. Pope                 Date                              Roger C. Knopf                      Date
Director                                                          Director

/s/ Kathy J. Odell              February 28, 2001
--------------------------      -------------------
Kathy J. Odell                  Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2000

Exhibit
Number        Description *
-------       -------------

2. Agreement and Plan of Reorganization by and between Santa Barbara Bancorp and Pacific Capital Bancorp dated July 20, 1998.(1)

3.            Articles of incorporation and bylaws:

              3.1 Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (2)

              3.2 Amended and Restated Bylaws of Pacific Capital Bancorp effective April 25, 2000. (8)

10.           Material contracts

              10.1          Compensation Plans and Agreements:

                            10.1.1 Pacific Capital Bancorp Amended and Restated Restricted Stock Plan as amended effective April 25, 2000. (4)

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

                            10.1.6.1 First Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (5)

                            10.1.6.2 Second Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (5)

              10.1.7 Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (5)

                            10.1.7.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (4)

              10.1.8 Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as amended April 25,2000. (10)

                            10.1.8.1 Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (3)

                            10.1.8.2 Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (3)

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

              10.1.13 Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (11)

                            10.1.13.1 Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (11)

              10.2 Consolidated Agreement dated December 17, 1991 by and between First National Bank of Central California and Unisys with Equipment Sale Agreement, Software License Agreement and Product License Agreement by and between First National Bank of Central California and Information Technology, Inc.
                            (6)

13. Portions of Annual Report to Security Holders (Incorporated by reference to the Annual Report/Form 10-K)

 21. Subsidiaries of the registrant (Incorporated by reference to the Annual Report/Form 10-K, Footnote 1)

23.           Consents of Experts and Counsel

              23.1 Consent of Arthur Andersen LLP with respect to financial statements of the Registrant

              23.2 Consent of Deloitte & Touche LLP with respect to financial statements of San Benito Bank - not presented separately

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

(7) Filed as an Exhibit to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1998.

(8) Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(9) Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(10) Filed as Exhibit 10.1.9 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(11) Filed as Exhibits 10.1.13 and 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended December 31, 2000.