Form 10-Q
period 2001-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2001-05-15
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.  C.  20549
                                    Form 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      March 31, 2001

Commission File No.: 0-11113
OR

------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                           PACIFIC CAPITAL BANCORP
            (Exact Name of Registrant as Specified in its Charter)
           California                                     95-3673456
-----------------------------------                      ---------------
(State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                         Identification No.)

 200 E. Carrillo Street, Suite 300
 Santa Barbara, California                                     93101
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

Common Stock - As of May 14, 2001 there were 26,607,718 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

     Item 1.  Financial Statements:
               Consolidated Balance Sheets
                 March 31, 2001 and December 31, 2000
               Consolidated Statements of Income
                 Three-Month Periods Ended March 31, 2001 and 2000
               Consolidated Statements of Cash Flows
                 Three-Month Periods Ended March 31, 2001 and 2000
               Consolidated Statements of Comprehensive Income
                 Three-Month Periods Ended March 31, 2001 and 2000
               Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

      Item 1.  Legal proceedings

      Item 4.  Submission of Matters to a vote of security holders

      Item 5.  Other information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES




                                     PART 1

                              FINANCIAL INFORMATION
                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                   (dollars in thousands except stated value)

                                              March 31,    December 31,
                                                2001           2000
                                          -----------------------------
Assets:
      Cash and due from banks                $  199,277    $  176,274
      Federal funds sold and
          securities purchased under
          agreement to resell                   280,500        19,500
      Money market funds                             91            90
                                             -----------   ------------
               Cash and cash equivalents        479,868       195,864
                                             ------------  ------------
      Securities (Note 5):
          Held-to-maturity                       83,861       139,294
          Available-for-sale                    613,117       657,505
      Loans, net of allowance of $41,753 at
          March 31, 2001 and $35,125 at
          December 31, 2000 (Note 6)          2,548,820     2,481,979
      Premises and equipment, net                54,630        53,013
      Accrued interest receivable                20,626        25,945
      Other assets (Note 7)                     138,089       124,025
                                            ------------  ------------
                   Total assets              $3,939,011    $3,677,625
                                            ============  ============

Liabilities:
      Deposits:
          Noninterest bearing
              demand deposits                $  777,375    $  709,348
          Interest bearing deposits           2,547,071     2,393,471
                                            ------------  ------------
               Total deposits                 3,324,446     3,102,819
      Securities sold under agreements
          to repurchase and Federal
          funds purchased                        89,969       105,658
      Long-term debt and other
          borrowings (Note 8)                   118,837       129,658
      Accrued interest payable
          and other liabilities                  81,882        43,229
                                            ------------  ------------
               Total liabilities              3,615,134     3,381,364
                                            ------------  ------------
Commitments and Contingencies (Note 12)
Shareholders' equity
      Common stock (no par value;
          $0.33 per share stated value;
          60,000 authorized; 26,566
          outstanding at March 31, 2001
          and 26,480 at December 31, 2000         8,857         8,828
      Surplus                                   118,742       115,664
      Accumulated other comprehensive
          income (Note 9)                         6,620         4,472
      Retained earnings                         189,658       167,297
                                            ------------  ------------
   Total shareholders' equity                   323,877       296,261
                                            ------------  ------------
                   Total liabilities and
                      shareholders' equity   $3,939,011    $3,677,625
                                            ============  ============

See accompanying notes to consolidated condensed financial statements.



                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                 (dollars in thousands except per share amounts)

                                                     For the Three-Month
                                                       Periods Ended
                                                         March 31,
                                                       2001     2000
                                                 -------------------------
Interest income:
     Interest and fees on loans                      $79,192   $64,763
     Interest on securities                           11,298    11,548
     Interest on Federal funds sold and securities
        purchased under agreement to resell            3,409     4,863
     Interest on BA's & comm'l paper                     272       218
                                                   ---------- ---------
        Total interest income                         94,171    81,392
                                                   ---------- ---------
Interest expense:
     Interest on deposits                             25,428    24,213
     Interest on securities sold
        under agreements to repurchase
        and Federal funds purchased                    1,674       671
     Interest on other borrowed funds                  2,839     2,091
                                                   ---------- ---------
        Total interest expense                        29,941    26,975
                                                   ---------- ---------
Net interest income                                   64,230    54,417

Provision for loan losses                             11,868     5,723
                                                   ---------- ---------
     Net interest income after
        provision for loan losses                     52,362    48,694
                                                   ---------  ---------
Other operating income:
     Service charges on deposits                       2,995     2,523
     Trust fees                                        3,398     3,837
     Other service charges,
        commissions and fees, net                     15,762     9,815
     Net gain (loss) on
        securities transactions                            2      (499)
     Other operating income                            2,074       534
                                                   ---------  ---------
        Total other income                            24,231    16,210
                                                   ---------  ---------
Other operating expense:
     Salaries and benefits                            18,847    15,734
     Net occupancy expense                             2,656     2,884
     Equipment expense                                 2,053     1,626
     Other expense                                    14,494    10,733
                                                   ---------  ---------
        Total other operating expense                 38,050    30,977
                                                   ---------  ---------
Income before income taxes                            38,543    33,927
Applicable income taxes                               15,629    13,539
                                                   ---------  ---------
               Net income                           $ 22,914   $20,388
                                                   =========  =========

Earnings per share - basic (Note 2)                 $   0.86 $    0.78
Earnings per share - diluted (Note 2)               $   0.86 $    0.77

See accompanying notes to consolidated condensed financial statements.



                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
           Consolidated Statements of Comprehensive Income (Unaudited)
                            (dollars in thousands)

                                                       For the Three-Month
                                                          Periods Ended
                                                             March 31,
                                                       2001            2000
                                         ---------------------------------------
Net income                                          $ 22,914         $ 20,388
                                                    --------         --------
Other comprehensive income, net of tax (Note 9):
  Unrealized loss on securities:
     Unrealized holding gains
       arising during period                           3,176              446
     Less: reclassification adjustment
       for gains (losses) included in net income           2             (499)
  Unrealized loss on interest rate swaps:
     Cumulative effect of accounting change             (589)              --
     Arising during period                              (441)              --
                                                    ---------        ---------
         Other comprehensive income (loss)             2,148              (53)
                                                    ---------        ---------
Comprehensive income                                $ 25,062         $ 20,335
                                                    =========        =========

See accompanying notes to consolidated condensed financial statements.



                     PACIFIC CAPITAL BANCORP & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                 For the Three-Month
                                               Periods Ended March 31,
                                                2001                2000
                                           ------------         ----------
Cash flows from operating activities:
    Net Income                                $ 22,914           $ 20,388
    Adjustments to reconcile net income to
          net cash provided by operations:
       Depreciation and amortization             2,652              1,871
       Provision for loan and lease losses      11,868              5,723
       Net amortization of discounts
          and premiums for securities
          and commercial paper                  (1,877)            (1,864)
       Net change in deferred loan
          origination fees and costs              (613)               170
       Net (gain) loss on sales and
          calls of securities                       (2)               499
       Change in accrued interest
          receivable and other assets           12,572                819
       Change in accrued interest payable
          and other liabilities                 43,932             40,313
                                              ---------          ---------
          Net cash provided by
              operating activities              91,446             67,919
                                              ---------          ---------
Cash flows from investing activities:
       Proceeds from call or
          maturity of securities               105,722             43,004
       Purchase of securities                  (22,020)           (77,836)
       Proceeds from sale of securities              -             29,883
       Proceeds from maturity
           of commercial paper                  50,043                  -
       Purchase of commercial paper            (50,043)           (39,449)
       Net increase in loans
          made to customers                    (79,872)           (85,945)
       Purchase or investment in
          premises and equipment                (3,664)            (5,006)
                                              ---------          ---------
          Net cash provided by (used in)
              investing activities                 166           (135,349)
                                              ---------          ---------
Cash flows from financing activities:
       Net increase in deposits                221,627            607,277
       Net decrease in borrowings
          with maturities of 90 days or less   (15,689)           (22,582)
       Proceeds from other borrowings
          and long-term debt                   (10,821)            92,983
       Payments on other borrowings
          and long-term debt                         -            (68,930)
       Proceeds from issuance of common stock    3,107                569
       Dividends paid                           (5,832)            (4,920)
                                              ---------          ---------
          Net cash provided by
              financing activities             192,392            604,397
                                              ---------          ---------
    Net increase in cash
          and cash equivalents                 284,004            536,967
    Cash and cash equivalents
          at beginning of period               195,864            141,096
                                              ---------          ---------
    Cash and cash equivalents
          at end of period                    $479,868           $678,063
                                              =========          =========

Supplemental disclosure:
    Cash paid for the three months ended:
       Interest                               $ 95,490           $ 30,035
       Income taxes                           $  1,600           $  1,608

See accompanying notes to consolidated condensed financial statements.

                    Pacific Capital Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements

                               March 31, 2001
                                (Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), Los Robles Bank("LRB"), First National Bank of Central California ("FNB") and its affiliates South Valley National Bank ("SVNB") and San Benito Bank ("SBB"), and Pacific Capital Commercial Mortgage, Inc. ("PCCM"). All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.


2. Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on theexercise of outstanding stock options.

The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000, was as follows (shares and net income amounts in thousands):

Three-month Period

                                          Basic            Diluted
                                          Earnings         Earnings
                                          Per Share        Per Share

Ended March 31, 2001
Numerator -- Net Income                   $  22,914        $  22,914
                                          =========        =========

Denominator -- weighted average
      shares outstanding                     26,538           26,538
Plus:  net shares issued in assumed
      stock option exercises                                     171
                                                              ------
Diluted denominator                                           26,709
                                                              ======
Earnings per share                            $0.86            $0.86

Ended March 31, 2000
Numerator -- Net Income                   $  20,388        $  20,388
                                          =========        =========
Denominator -- weighted average
      shares outstanding                     26,303           26,303
Plus:  net shares issued in assumed
      stock option exercises                                     271
                                                           ---------
Diluted denominator                                           26,574
                                                           =========
Earnings per share                            $0.78            $0.77


3. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001.

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

4. Acquisitions

Los Robles Bancorp

After the close of business on June 30, 2000, the Company acquired Los Robles Bancorp ("LRBC"), holding company of LRB, for $32.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired                 $          14,149
Goodwill                                                              18,351
                                                            ------------------
 Purchase consideration                                    $          32,500
                                                            ==================

The purchased goodwill, included in other assets on the balance sheet as of March 31, 2001 and December 31, 2000, is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded. For purposes of reporting cash flows, the securities, loans, and deposits acquired this transaction are included within purchases of securities, net increase in loans made to customers, and net increase in deposits, respectively.

The information in the table below combines the historical results of the Company and LRB after giving effect to the amortization of goodwill and exclusion of an estimated amount of earnings from the consideration paid to the shareholders of LRB using the average rate received during the quarter for Federal funds sold. No attempt has been made to eliminate the duplicated administrative costs. There were no intercompany transactions which needed to be eliminated. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of LRB consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 2.

(unaudited)                                                Quarter Ended
(dollars in thousands, except per share amounts)           March 31, 2000

         Interest income                                    $ 84,322
         Interest expense                                     27,849
                                                            --------
         Net interest income                                  56,473
         Provision for credit losses                           5,843
         Noninterest income                                   16,573
         Noninterest expense                                  32,437
                                                            --------
         Income before provision for income taxes             34,766
         Provision for income taxes                           13,887
                                                            --------
         Net income                                         $ 20,879
                                                            ========
         Basic earnings per share                           $   0.79
         Weighted average shares assumed
           to be outstanding                                  26,303

         Diluted earnings per share                         $   0.79
         Weighted average shares assumed
           to be outstanding                                  26,574

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisition actually been transacted on January 1, 2000.

San Benito Bank

After the close of business on July 31, 2000, the Company merged with San Benito Bank of Hollister, California. Under the terms of the merger, SBB shareholders received 0.605 shares of the company's stock for each share of SBB common stock. This transaction was accounted for using the pooling-of-interest method of accounting. Simultaneously with the merger of the Company and SBB, SBB was merged with and into FNB. SBB will continue to operate under its existing name as an affiliate of FNB. Under the pooling-of-interests method of accounting, the assets and liabilities of the two parties are combined together for each period presented in the fi nancial statements as if the merger had occurred as of the beginning of the earliest period presented.

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

                                          Held-to-     Available-
                                          Maturity      for-Sale     Total
                                        ------------------------------------
March 31, 2001 Amortized cost:

    In one year or less                  $ 20,623      $133,251    $153,874
    After one year through five years      17,058       367,349     384,407
    After five years through ten years      9,264        32,487      41,751
    After ten years                        36,916        66,619     103,535
                                         ----------------------------------
                    Total Securities     $ 83,861      $599,706    $683,567
                                         ==================================

Estimated market value:
    In one year or less                  $ 21,062      $134,496    $155,558
    After one year through five years      19,301       374,398     393,699
    After five years through ten years     10,723        32,867      43,590
    After ten years                        42,960        71,356     114,316
                                          ---------------------------------
                    Total Securities     $ 94,046      $613,117    $707,163
                                          =================================

December 31, 2000 Amortized cost:

     In one year or less                 $ 31,869      $155,031    $186,900
     After one year through five years     47,624       409,528     457,152
     After five years through ten years    18,232        21,214      39,446
     After ten years                       41,569        63,834     105,403
                                         ----------------------------------
                    Total Securities     $139,294      $649,607    $788,901
                                         ==================================

Estimated market value:
     In one year or less                 $ 31,981      $155,035    $187,016
     After one year through five years     49,534       412,430     461,964
     After five years through ten years    19,339        21,332      40,671
          After ten years                  47,588        68,708     116,296
                                         ----------------------------------
                    Total Securities     $148,442      $657,505    $805,947
                                         ==================================

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

                                                Gross        Gross     Estimated
                                  Amortized   Unrealized   Unrealized   Market
                                     Cost       Gains       Losses       Value
                          ------------------------------------------------------
March 31, 2001
Held-to-maturity:
  U.S. Treasury obligations        $  9,997          31          -       10,028
  U.S. agency obligations
                                      1,070           4          -        1,074
  Mortgage-backed securities            135          17          -          152
  State and municipal securities     72,659       9,820          -       82,479
                                ------------------------------------------------
        Total held-to-maturity
                                     83,861       9,872          -       93,733
                                ------------------------------------------------
Available-for-sale:
  U.S. Treasury obligation          121,210       2,935          -      124,145
  U.S. agency obligations           220,326       4,118       (320)     224,124
  Mortgage-backed securities        160,517       1,706       (200)     162,023
  Asset-backed securities            13,470           4        (12)      13,462
  State and municipal securities     84,183       5,527       (347)      89,363
                                ------------------------------------------------
        Total available-for-sale    599,706      14,290       (879)     613,117
                                ------------------------------------------------
             Total securities      $683,567     $24,162      $(879)    $706,850
                               ================================================

December 31, 2000
Held-to-maturity:
  U.S. Treasury obligations        $ 12,492     $    33    $     -     $ 12,525
  U.S. agency obligations            28,958           1       (304)      28,655
  Mortgage-backed securities          8,645          11       (134)       8,522
  State and municipal securities     89,199       9,589        (48)      98,740
                                ------------------------------------------------
        Total held-to-maturity      139,294       9,634       (486)     148,442
                                ------------------------------------------------

Available-for-sale:
  U.S. Treasury obligations         157,164       1,569        (23)     158,710
  U.S. agency obligations           246,749       2,109       (338)     248,520
  Mortgage-backed securities        159,231         683       (851)     159,063
  Asset-backed securities            13,913           3        (25)      13,891
  State and municipal securities     72,459       5,091       (229)      77,321
                                ------------------------------------------------
        Total available-for-sale    649,516       9,455     (1,466)     657,505
                                ------------------------------------------------
Total securities                   $788,812     $19,089    $(1,952)    $805,947
                                ================================================

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


6.  Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:
(in thousands)
                       March 31, 2001      December 31, 2000      March 31, 2000
                       --------------      -----------------     ---------------
Real estate:
     Residential          $  623,857            $  586,904           $  502,905
     Non-residential         572,573               564,556              502,032
     Construction            179,463               172,331              178,669
Commercial loans             777,789               775,365              607,858
Home equity loans             75,867                71,289               52,742
Consumer loans               218,078               205,992              207,466
Leases                       123,458               129,159              102,969
Municipal tax-exempt
obligations                   11,687                 4,102               11,915
Other loans                    7,801                 7,406                6,340
                       --------------      ----------------      ---------------
     Total                $2,590,573            $2,517,104           $2,172,896
                       ==============      ================      ===============

The loan balances at March 31, 2000 are included in the above table for comparability because the December 31, 2000 balances do not include any tax refund loans. The loan balances at March 31, 2001, December 31, 2000 and March 31, 2000 are net of approximately $5,662,000, $5,813,000, and $5,478,000, respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 2001, December 31, 2000 and March 31, 2000:


(in thousands)                           March 31,   December 31     March 31,
                                           2001        2000             2000
                              ------------------------------------------------
Loans identified as impaired             $11,533       $ 9,256         $10,264
Impaired loans for which a valuation
        allowance has been determined    $11,506       $ 9,256         $10,264
Amount of valuation allowance            $ 4,294       $ 3,260         $ 4,221
Impaired loans for which no valuation
        allowance has been determined    $    27       $     -         $     -


Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis. The following table discloses additional information (dollars in thousands) about impaired loans for the three-month periods ended March 31, 2001 and 2000:

                                                    Three-month Period Ended
                                                             March 31,
                                                      2001              2000
                                                ------------------------------
Average amount of recorded investment
        in impaired loans                        $    8,275       $     8,141
Collections of interest from impaired loans
        and recognized as interest income        $       17       $         -

The Company also provides an allowance for credit losses for other loans. These include (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000.

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $4.3 million as of March 31, 2001 is included with the allowance for credit losses of $38.2 million in the "All Other Loans" column in the statement of changes in the allowance account for the first three months of 2001 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

                                        Tax Refund    All Other    Total
                                                        Loans      Loans
                                        -----------  ----------  ---------
Balance, December 31, 2000              $       47   $  35,078   $  35,125
Provision for loan losses                    7,785       4,081      11,868
Loan losses charged against allowance       (6,252)     (1,576)     (7,828)
Loan recoveries added to allowance           1,982         608       2,590
                                        -----------  ----------  ---------
Balance, March 31, 2001                 $    3,562   $  38,191   $  41,755
                                        ===========  ==========  =========

Balance, December 31, 1999              $      488   $  29,966   $  30,454
Provision for loan losses                    3,631       2,065       5,723
Loan losses charged against allowance       (2,869)     (6,089)     (8,958)
Loan recoveries added to allowance           1,959       3,522       5,481
                                        -----------  ----------  ---------
Balance, March 31, 2000                 $    3,209   $  29,464   $  32,700
                                        ===========  ==========  =========


7.  Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 2001 and December 31, 2000, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for March 31, 2001 and December 31, 2000, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of intangibles is $34.9 million. The purchased goodwill is being amortized over 10 and 15 year periods.

Intangible assets, including goodwill, are reviewed periodically to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset (impairment), a charge against current earnings would be recorded. No such impairment existed at March 31, 2001 or December 31, 2000.

8.  Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $102.0 million and $103.0 million of advances from the Federal Home Loan Bank of San Francisco at March 31, 2001 and December 31, 2000, respectively and $12.5 million and $15.0 million of other term debt at March 31, 2001 and December 31, 2000, respectively.

9.  Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only components of comprehensive income other than net income are the unrealized gain or loss on securities classified as available-for-sale and unrealized gain or loss on derivitives qualifying for hedge accounting (Note 11). The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

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

10.  Segment Disclosure

While the Company's products and services are all of the nature of commercial banking, the Company has eight reportable segments. There are seven specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, Northern Region and Los Robles Bank. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. A segment for Los Robles Bank was added in the third quarter of 2000 due to the acquisition mentioned in Note 4. The results of operations for the three months ended March 31, 2001 and 2000 for San Benito have been included in the Northern Region because San Benito Bank was merged into FNB. The operations of PCCM are not of sufficient size to warrant a separate segment. Total revenues earned by PCCM in its loan brokerage business for the quarter were $12,000.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.


(in thousands)
                                                             Tax                             Los
                             Branch    Retail    Wholesale  Refund              Northern    Robles      All
                           Activities  Lending    Lending  Programs  Fiduciary   Region      Bank      Other        Total
                           --------   --------   --------  --------  -------   ---------   -------   ---------    ---------
Three months ended
     March 31, 2001

Revenues from
  external customers       $  2,861    $19,610   $ 17,272   $36,735  $ 3,339    $ 25,323    $3,501    $ 11,126    $ 119,767
Intersegment revenues        24,371        145         --     3,167    1,708          --        --       8,124       37,515
                           --------   --------   --------  --------  -------   ---------   -------   ---------    ---------
Total revenues             $ 27,232    $19,755   $ 17,272   $39,902  $ 5,047    $ 25,323    $3,501    $ 19,250    $ 157,282
                           ========   ========   ========  ========  =======   =========   =======   =========    =========

Profit (Loss)              $  6,781    $ 3,424    $ 2,692   $22,306  $ 1,887    $  6,357     $ 557    $ (4,096)    $ 39,908
Interest income                  23     17,724     16,999    24,641       --      22,874     3,211      10,064       95,536
Interest expense             13,542        146          1       852    1,198       8,490       942       4,769       29,941
Internal charge for funds       191     12,326     11,061     3,120       --          --        --      10,817       37,515
Depreciation                    404         56         32        64       31         401        61         997        2,046
Total assets                 11,591    857,527    745,879    58,698    5,681   1,196,181   178,308     886,176    3,940,041
Capital expenditures             --         --         --        --       --         348         4       3,311        3,663

 Three months ended
      March 31, 2000

Revenues from
   external customers      $  2,532    $15,150   $ 15,653   $24,222  $ 3,821    $ 24,589              $ 13,097     $ 99,064
Intersegment revenues        26,604         52         --     1,889      850          --                 3,773       33,168
                           --------    --------   --------  -------  -------   ---------            ----------   ----------
Total revenues             $ 29,136    $15,202   $ 15,653   $26,111  $ 4,671    $ 24,589              $ 16,870    $ 132,232
                           ========    ========   ========  =======  =======   =========            ==========   ==========

Profit (Loss)              $  5,587    $ 2,754    $ 4,376   $16,788  $ 2,121    $  7,139             $ (3,376)       35,389
Interest income                  25     14,827     15,402    17,613       --      22,374                12,613       82,854
Interest expense             17,272         53          1        --      771       7,206                 1,672       26,975
Internal charge for funds       248      9,726      9,170     2,776       --          --                11,248       33,168
Depreciation                    334         46         26        28       33         544                   494        1,505
Total assets                 14,536    726,506    660,855    41,257    1,811   1,147,543             1,152,866    3,745,374
Capital expenditures             --         --         --        --       --       2,744                 3,383        6,127


The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2001 and 2000.

                                              Three Months ended March 31,
                                                2001                2000
                                      ---------------------------------------
 Total revenues for
   reportable segments                        $157,282            $132,232
 Elimination of
   intersegment revenues                       (37,515)            (33,168)
 Elimination of taxable
   equivalent adjustment                        (1,365)             (1,462)
                                      ---------------------------------------
 Total consolidated revenues                  $118,402            $ 97,602
                                      =======================================
 Total profit or loss
   for reportable segments                    $ 39,908            $ 35,389
 Elimination of taxable
   equivalent adjustment                        (1,365)             (1,462)
                                      ---------------------------------------
 Income before income taxes                   $ 38,543            $ 33,927
                                      =======================================


11.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities", was issued in June of 1998 and became effective for the Company as of January 1, 2001. In accordance with the provisions of the statement, all derivatives are included at their current fair value on the balance sheet. Interest rate swaps and interest rate caps and floors may be used to manage the Company's exposure to interest rate risks. At March 31, 2001, the Company held interest rate swaps that met the criteria for cash flow hedges under the provisions of the statement. A portion of the cash payments and receipts related to the swaps, along with any hedge ineffectiveness, are included in the Consolidated Statement of Income for the three months ended March 31, 2001, so as to reflect an overall fixed rate of interest on the loans. Unrealized gains and losses resulting from changes in the fair value of the swaps are included in other comprehensive income, net of taxes. For derivative instruments that do not meet the criteria for hedge accounting, changes in fair value are included currently in the Consolidated Statements of Income. The adoption of this statement resulted in a cumulative negative effect to comprehensive income and did not have a material effect on the Consolidated Statement of Income for the three months ended March 31, 2001. At March 31, 2001, the fair value of the Company's derivatives was negative $2.4 million.


12.  Commitments and Contingencies

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages is not specified in the papers received by the Company. Therefore, Management cannot, based in part on its consultation with legal counsel, estimate the amount of any possible loss at this time or project the likelihood of an unfavorable outcome.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of Company's business. In the opinion of Management, the resolution of this litigation will not have a material impact on the Company's financial position.

Securities totaling approximately $639.1 million and $616.3 million at March 31, 2001 and 2000, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank ("FHLB") advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $554.2 million and $448.1 million at March 31, 2001 and 2000, respectively, were pledged to the FHLB.

13.  Transfers and Servicing of Financial Assets

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). This Statement replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 carries over most of SFAS 125's provisions without change. For the transfers and servicing of financial assets and extinguishments of liabilities, SFAS 140 requires a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company will 1) recognize the financial and servicing assets it controls and the liabilities it has incurred, 2) derecognize financial assets when control has been surrendered, and 3) derecognize liabilities when extinguished.

SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations. Securitization related disclosures are presented below.

Indirect Auto Securitization

During the first quarter of 2001, SBBT securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $1.4 million. Retained interest held by SBBT upon completion of this securitization was $4.4 million. The transaction was conducted through the SBBT Automobile Loan Securitization Corporation, a wholly owned subsidiary of SBBT. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

As of March 31, 2001, pertinent data related to this securitization is as follows:

  Principal amount outstanding                              $52.5 million
  Retained interest                                          $4.1 million
  Principal amount of delinquencies
     greater than 30 days                                        $333,000
  Net credit losses                                               $25,000
  Cash flows received for servicing fees                          $71,000
  Cash flows received on retained interests                      $515,000

Retained interests are calculated based on the present value of excess cash flows due to SBB&T over the life of the securitization. The key assumptions used in determining retained interests are outlined below. The impact of changes on these assumptions to the carrying amount of the retained interests are not material to the Company's statement of financial position or results of operations.

     Discount rate                                11%
     Prepayment rate                              27.07%
     Weighted average life of prepayable assets   51 months
     Default rate                                 1%

SBBT's consumer loan services department will act as the Servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The Servicer will be responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The Servicer will be required to carry out its duties using the degree of skill and care that the Servicer exercises in performing similar obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from obligors, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

SBBT established a special purpose subsidiary corporation in November 2000 named SBBT RAL Funding Corporation and during the first quarter of 2001 securitized refund anticipation loans ("RALs") into a multi-seller conduit, backed by commercial paper. These loans were recorded as sold. SBBT acted as the servicer for all such RAL's during the securization period. As of March 31, 2001, all borrowings had been fully repaid and no securitization related balances were outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") earned $22.9 million for the quarter ended March 31, 2001, up $2.5 million or 12.4% compared to the same quarter last year. Diluted earnings per share for the first quarter of 2001 were $0.86 compared to $0.77 earned in the first quarter of 2000.

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

Compared to the first quarter of 2000, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis for the first quarter of 2001 increased by $9.8 million, an increase of 18%. This occurred as interest on loans for the first quarter increased 22.3%, from $64.8 million for 2000 to $79.2 million for 2001, as average loan balances increased from $2.33 billion during the first quarter of 2001, to $2.66 billion during the same quarter of 2001, a 14.3% increase. Average interest-bearing deposits and liabilities increased $149 million or 5.6%. Interest expense increased $3.0 million or 11.0% as the Company needed to use more expensive borrowed funds to support the refund loan program and the purchase of Los Robles Bancorp.

Provision expense for the first quarter of 2001 for loans other than tax refund loans was $4.1 million, compared to the $2.1 million provided in the first quarter of 2000. The increase is due to the growth in the loan portfolios and to some increase in nonperforming loans.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $7.5 million or 45% over the same quarter of 2000. Most of this increase was due to an increase of $5.5 million in tax refund transfer fees. Noninterest expense was $38.1 million in the first quarter of 2001 compared to $31.0 million in the same quarter of 2000, a $7.1 million increase. The primary reasons for the higher level of expenses are detailed in the section below titled "Noninterest Expense."

The net results from the above changes resulted in a slight decrease in the Company's operating efficiency ratio to 42.4% for the first quarter of 2001 compared to 42.7% for the first quarter of 2000. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The Company's return on average assets for the quarter was 2.31% compared to 2.23% for the first quarter of 2000. The return on average equity was 29.8% compared to 31.0% in the first quarter of 2000. As noted above, the concentration of the Company's tax refund programs in the first quarter of each year significantly impact its income and consequently these ratios.


BUSINESS

The Company is a bank holding company. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T"), Los Robles Bank ("LRB"), and First National Bank of Central California ("FNB") including its affiliates South Valley National Bank ("SVNB") and San Benito Bank ("SBB"). SBB&T and LRB are state-chartered commercial banks. SBB&T is a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. The subsidiary banks offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

The Company's fourth active subsidiary is Pacific Capital Commercial Mortgage, Inc. ("PCCM"). The primary business activity of PCCM is brokering commercial real estate loans and servicing those loans for a fee. Bancorp provides support services, such as data processing, personnel, training, and financial reporting to its subsidiary banks. Bancorp has one inactive subsidiary, Pacific Capital Services Corporation.


FORWARD-LOOKING INFORMATION

This report contains forward-looking statements with respect to the financial condition, results of operation and business of Pacific Capital Bancorp. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the operating characteristics of the Company's income tax refund programs, and certain operating efficiencies resulting from the integration of combined operations. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs; (5) legislative or regulatory changes adversely affecting the business in which Pacific Capital Bancorp engages; (6) difficulties integrating acquired operations; and (7) other risks detailed in the Pacific Capital Bancorp 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("2000 10-K"). Forward-looking statements speak only as of the date they are made, and Pacific Capital Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.


GROWTH TRENDS IN ASSETS AND DEPOSITS

The table below shows the growth in average total assets and deposits since 1996. Annual averages are shown for 1996 and 1997; quarterly averages are shown for 1998, 1999 and 2000. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Table 1 GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)
                                                                     Percent of
                                                                       Assets
                              Average             Average             Funded by
                              Assets             Deposits             Deposits
                             ---------           ---------           -----------
1996                           $1,866             $ 1,688               90.4%
1997                            2,241               1,985               88.5
1998                            2,631               2,322               88.3
1st Quarter 1999                2,965               2,589               87.3
2nd Quarter 1999                2,891               2,477               85.7
3rd Quarter 1999                2,971               2,543               85.6
4th Quarter 1999                3,046               2,582               84.8
1st Quarter 2000                3,675               3,147               85.6
2nd Quarter 2000                3,516               2,968               84.4
3rd Quarter 2000                3,567               3,032               85.0
4th Quarter 2000                3,633               3,093               85.1
1st Quarter 2001                4,027               3,392               84.2

Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company had to rely more on nondeposit funding sources, primarily borrowing funds from other financial institutions. Because interest rate on such borrowings is generally higher than the interest rate paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered.

The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry. First, the acquisitions of First Valley Bank ("FVB"), Citizen's State Bank ("CSB"), and LRB added $377 million to the Company's assets and $333 million to deposits. Second, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired instit ution's character and management in place. Because the Company mergers with FNB and SBB are accounted for by the p ooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances. However, growth at these institutions subsequent to the mergers are reflected in the table above. Third, the Company has benefited from the mergers or acquisitions of other institutions. New customers have opened accounts with the Company as they became dissatisfied when the character of their local bank was changed by an acquiring institution. Finally, SBB&T has also opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table.

The major reason for the large increases in assets and deposits during the first quarters of 1999, 2000, and 2001 was the significant expansion of the Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to the outstanding checks issued for loans and transfers (See Notes: Notes are found at the end of this report) and to the issuance in the first quarters of 2000 and 2001 of certificates of deposit to fund the refund loans. The funding of the program is explained in greater detail in the section titled "Refund Anticipation Loan and Refund Transfer Programs".


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

Table 2 shows the average balances of the major categories of earning assets and liabilities for three-month periods ended March 31, 2001 and 2000. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2000 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first three months of 2001, interest-bearing demand or NOW accounts averaged $375.4 million, interest expense for them was $562,000, and the average rate paid was 0.61%. In the first three months of 2000, NOW accounts averaged $335.6 million, interest expense for them was $602,000, and the average rate paid was 0.78%. Table 3 shows that the $40,000 decrease in interest expense for demand deposits from the first three months of 2000 to the first three months of 2001 is the net result of a $66,000 increase in interest expense due to higher balances in 2001, and an decrease of $106,000 due to lower rates paid during 2001.

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


TABLE 2 - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

(dollars in thousands)                    Three months ended
                              March 31, 2001                March 31, 2000
                      ----------------------------  ----------------------------
                        Average   Income/   Yield/   Average   Income/   Yield/
                        Balances  Expense   Rate     Balances  Expense   Rate
                      ----------------------------  ----------------------------
ASSETS
Short-term investments    $292,058   $3,681   5.11%    $368,598   $5,081   5.59%
Securities:  (2)
  Taxable (4)              589,377    9,240   6.36%     601,600    9,088   6.13%
  Non-taxable              157,154    3,711   9.44%     150,940    3,761   9.97%
                        ----------  -------  ------  ----------  -------  ------
    Total securities       746,531   12,951   7.01%     752,540   12,849   6.90%
                        ----------  -------  ------  ----------  -------  ------
Loans and leases:  (3)
  Commercial               529,256   17,164  13.15%     614,184   14,652   9.67%
  Ready equity              74,105    1,724   9.43%      58,857    1,386   9.55%
  Real estate            1,542,826   27,681   7.18%   1,155,583   24,194   8.37%
  Installment and
    consumer loans         198,443    4,816   9.84%     180,845    4,900  10.99%
  Leasing                  131,952    3,395  10.43%     109,077    2,668   9.92%
  Tax refund loans         187,694   24,641  53.24%     212,025   17,068  32.65%
                        ----------  -------  ------  ----------  -------  ------
    Total loans
     and leases          2,664,276   79,421  12.03%   2,330,571   64,868  11.23%
                       -----------  -------  ------  ----------  -------  ------
    Total earning assets 3,702,865   96,053  10.47%   3,451,709   82,798   9.68%
Allowance for credit
  losses                   (39,862)                     (33,194)
Other assets               363,797                      255,684
                        ----------                   ----------
TOTAL ASSETS            $4,026,800                   $3,674,199
                        ==========                   ==========

LIABILITIES

Deposits:
  Interest-bearing
    demand                $375,361      562   0.61%    $335,629   $  602   0.78%
  Savings and
    money market           948,581    7,794   3.33%     861,931    6,703   3.29%
  Time deposits          1,200,326   17,072   5.77%   1,256,399   16,908   5.86%
                        ----------  -------  ------  ----------  -------  ------
    Total interest-
     bearing deposits   2,524,268    25,428           2,453,959   24,213
Borrowed funds            273,778     4,513   6.69%     195,480    2,762   5.74%
                        ---------   -------  ------  ----------  -------  ------
   Total interest-
    bearing liabilities 2,798,046    29,941   4.34%   2,649,439   26,975   4.37%
Noninterest-bearing                 -------                      -------
  demand deposits         868,043                       727,525
Other liabilities          49,099                        32,692
                         --------                     ---------
TOTAL LIABILITIES       3,715,188                     3,409,656
Shareholders' equity      311,612                       264,543
                         --------                     ---------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY   $4,026,800                    $3,674,199
                       ==========                    ==========

Net interest rate spread                      6.13%                        5.32%
NET INTEREST INCOME AND NET
INTEREST MARGIN                     $66,112   7.19%              $55,823   6.87%
                                    =======                      =======

(1) Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3) Nonaccrual loans are included in loan balances. Interest income includes related fees income.

(4) Includes income from shares in FHLB and FRB classified as other income in the income statements.



TABLE 3 -   RATE/VOLUME ANAYSIS  (1) (2)

(in thousands)           Three months ended March 31, 2001 vs March 31, 2000
                   -------------------------------------------------------------
                            Change in      Change in
                             Average        Income/        Rate          Volume
                            Balance         Expense       Effect         Effect
                   -------------------------------------------------------------
EARNING ASSETS:

Short-term investments   ($76,540)        ($1,400)         ($409)        ($991)
Securities: (3)
     Taxable              (12,223)            152            339         ( 187)
     Non-taxable            6,214             (50)          (199)          149
                         -------------------------------------------------------
        Total securities   (6,009)            102            140           (38)
                         -------------------------------------------------------
Loans and leases: (4)
     Commercial           (84,928)          2,512          4,740        (2,228)
     Ready equity          15,248             338            (17)          355
     Real estate          387,243           3,487         (3,741)        7,228
     Installment and
        consumer loans     17,598             (84)          (537)          453
     Leasing               22,875             727            132           595
     Tax refund loans     (24,331)          7,573         11,812        (4,239)
                         -------------------------------------------------------
Total loans and leases    333,705          14,553         12,389         2,164
                         -------------------------------------------------------
TOTAL EARNING ASSETS     $251,156          13,255         12,120         1,135
                         ========

INTEREST-BEARING LIABILITIES
Deposits:
     Interest-bearing
        demand             39,732             (40)          (106)           66
     Savings and
        money market       86,650           1,091            393           698
     Time deposits        (56,073)            164            938          (774)
                         -------------------------------------------------------
       Total deposits      70,309           1,215          1,225           (10)
Borrowed funds             78,298           1,751            514         1,237
TOTAL INTEREST-BEARING
     LIABILITIES         $148,607           2,966          1,739         1,227
                         ========-       ---------------------------------------
NET INTEREST INCOME                      $ 10,289        $10,381          ($92)
                                         =======================================

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

Because such large proportions of the Company's balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its sensitivity to changes in interest rates. Measurement is done by estimating the impact of changes in interest rates over the next twelve months on net interest income and on net economic value. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

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

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 2000, and March 31, 2001 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

                              Shocked by -2%  Shocked by +2%
As of December 31, 2000
Net interest income               -3.72%             +3.65%
Net economic value               +12.71%            -11.71%

As of March 31, 2001
Net interest income               -4.16%             +2.60%
Net economic value                +3.77%             -4.32%

The differences in the results are due to changes over the last three months in
(1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.

First, the impact on net interest income will depend on whether more assets or liabilities will reprice within the twelve-month period. An asset or liability reprices either because it matures or is sold and is replaced with a new asset or liability priced at current market rates or because its contractual terms call for a periodic resetting of the interest rate. If the Company has more assets repricing within one year than it has liabilities , then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. The Company remains slightly "asset sensitive," i.e., it has more assets than liabilities repricing in the next year.

Second, financial instruments do not respond in parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value. The nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of the former is the "interest rates cap" on loans, which may limit the amount that rates may increase. An example of the latter is the assumption on how low rates could be lowered on administered rate accounts. In addition, the degree of symmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix. For instance, the assumed floors on deposit rates are more likely to come into play in a 2% decrease if the base rate is lower. To the extent that consumer variable rate loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates, which generally are present only in consumer loans, would have more of an adverse impact on the overall result.

For these computations, the Company makes certain assumptions that significantly impact the results. For example, the Company must make assumptions about the duration of its non-maturity deposits because they have no contractual maturity, and about the rates that would be paid on the Company's administered rate deposits as external yields change.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The same changes to the balance sheet and assumptions mentioned above in connection with net interest income also account for the changes in net economic value. However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months. Therefore, the results tend to be more pronounced. For example, in estimating the impact on net interest income of a two- percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income. In estimating the impact on net economic value, the negative impact for all three years is captured.

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

The Company's exposure to interest rate risk is discussed in more detail in the 2000 10-K MD&A.


DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there were significant increases in deposits during the first quarters of 2000 and 2001 to fund the tax refund loan program. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2 reflect this higher rate.

The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned by Management and Management anticipates that it can be sustained because of the strong earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB, CSB and LRBC acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company. The cyclical growth in deposits related to the tax refund programs was carefully planned to provide the least expensive source of funding within the context of maintaining the Company's well-capitalized classification as measured at each quarter-end.

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of March 31, 2001, have increased by $73.5 million compared to December 31, 2000, and by $417.7 million compared to March 31, 2000. As shown in the table in Note 6 to the consolidated financial statements, most of the categories of loans increased in the last 12 months. Because there are no tax refund loans in the balance as of December 31, 2000, the balances at the end of the first quarter of 2000 are presented for comparison.

Among the individual categories of loans, residential real estate loans showed the most growth compared to the balances at December 31, 2000. Recent decreases in interest rates have increased the demand for refinancing and have kept residential purchase markets strong. Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

The balances of construction and commercial loans remained about the same as at the end of 2000.

The Company sold approximately $45 million of its commercial real estate loans early in the first quarter of 2001 to manage concentration in that category and to manage the Company's capital ratios in preparation for the refund loans that would be booked during the first quarter. New originations during the quarter were approximately $55 million.

The table in Note 6 to the financial statements shows the outstanding balance of consumer loans increasing by approximately $12 million during the first quarter of 2001. As described in Note 13, the Company sold $58 million in indirect auto loans through a securitization early in the first quarter of 2001. Included in this category of loans at March 31, 2001 are $67 million of refund loans. Aside from the impact of the sale and the refund loans, the balance of this category of loans remains level with the balance at December 31, 2000.

Table 2 includes average balances for tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Because they are outstanding for only a short time and because any loans unpaid by June 30 of each year are charged off, there were no such loans outstanding at December 31, 2000.

The fees charged for the tax refund loans are unrelated to the time they are outstanding and are related more to the cost to process and the credit risk as such, yields computed by dividing annualized interest income are not meaningful. As shown in Table 2, the average balance of refund loans was lower in the first quarter of 2001 than it had been in the first quarter of 2000. As indicated in
Note 13 and explained in the section below titled "Refund Anticipation Loan and Transfer Programs," some of the refund loans made during the 2001 tax season were sold. This lowered the average amount carried by the Company during the quarter.

Without the effect of tax refund loans, average yields for the quarter ended March 31, 2001 and 2000 were 8.91% and 9.09%, respectively. This decrease in average rates earned is reflective of the Federal Open Market Committee of the Federal Reserve Board decreasing its target market rates three times in the first quarter of 2001. Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)                                      March 31,       December 31,
                                                      2001              2000
                                                      ----              ----
Commitments to extend credit:
     Commercial                                    $580,149           $572,905
     Consumer                                        91,490             87,582
Standby letters of credit                            37,263             38,781

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 2000 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 6 to the financial statements.

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the first quarter of 2001, and at the end of the previous four quarters.

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


Table 4--ASSET QUALITY
(dollars in thousands)
                         March 31, December 31, September 30  June 30, March 31,
                           2001       2000         2000         2000      2000
                        ---------- ------------ ------------- -------- ---------
COMPANY AMOUNTS:
Loans delinquent
  90 days or more         $ 2,983    $15,975       $   743    $ 1,530   $ 2,869
Nonaccrual loans           19,197      2,427        12,609     14,261    13,575
                        ---------- ------------ ------------- -------- ---------
Total noncurrent loans     22,180     18,402        13,352     15,791    16,444
                        ---------- ------------ ------------- -------- ---------
Total nonperforming
  assets                  $22,180    $18,402       $13,352    $15,791   $16,444
                        ========== ============ ============= ======== =========
Allowance for
   credit losses other
   than RALs              $38,191    $35,078       $33,921    $28,563   $29,464
Allowance for RALs          3,562         47           513        141     3,209
                        ---------- ------------ ------------- -------- ---------
Total allowance           $41,753    $35,125       $34,434    $28,704   $32,673
                        ========== ============ ============= ======== =========

COMPANY RATIOS
   (Exclusive of RALs):
Coverage ratio of
 allowance for credit
 losses to total loans      1.51%      1.39%         1.38%      1.30%     1.38%
Coverage ratio of
 allowance for credit
 losses to noncurrent
 loans                       172%       191%          254%       181%      179%
Ratio of noncurrent
  loans to total loans      0.88%      0.73%         0.53%      0.72%     0.77%
Ratio of nonperforming
  assets to total assets    0.57%      0.50%         0.37%      0.46%     0.44%

FDIC PEER
  GROUP RATIOS:
Coverage ratio of
  allowance for credit
  losses to total loans      n/a       1.76%         1.71%      1.71%     1.86%
Coverage ratio of
  allowance for credit
  losses to noncurrent
  loans                      n/a        190%          195%       205%      217%
Ratio of noncurrent
  loans to total loans       n/a       0.64%         0.61%      0.58%     0.59%
Ratio of nonperforming
  assets to total assets     n/a       0.93%         0.88%      0.83%     0.86%

The allowance for credit losses (other than tax refund loans) compared to total loans remains lower than the corresponding ratios for the Company's peer group. Similarly, the Company's ratio of allowance for loan loss compared to non-current loans is lower than the ratio for its peers. However, the Company's ratio of non-performing assets to total assets is 60% that of its peers. The Company generally has a lower ratio of net charge-offs to average loans as shown in the following table:

Ratio of Net Charge-Offs to Average Loans:

                                    2001 YTD
                                    Annualized   2000    1999    1998    1997
Pacific Capital Bancorp
 (excl.  tax refund loans)            0.30%      0.33%   0.23%   0.03%  (0.01)%
FDIC Peers                             N/A       0.68%   0.68%   1.08%   1.03%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for March 31, 2001 (amounts in thousands).

TABLE 5 - NONCURRENT AND POTENTIAL PROBLEM LOANS
                                                                  Potential
                                                                Problem Loans
                                         Noncurrent               other than
                                           Loans                  Noncurrent
                                        ------------            ----------------
Loans secured by real estate:
  Construction and land development        $   298                  $ 6,609
      Agricultural                             533                    1,771
      Home equity lines                        189                      582
      1-4 family mortgage                    2,910                    1,316
      Non-residential, nonfarm               3,904                   29,916
Commercial and industrial                   11,064                   34,769
Leases                                       2,001                    9,548
Other Consumer Loans                         1,281                      743
                                        ------------            ----------------
          Total                            $22,180                  $85,254
                                        ============            ================


The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 2001 (amounts in thousands).

          Doubtful                     $5,873
          Substandard                  $9,000
          Special Mention              $4,881

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to groups of loans which while not currently regarded as potential problem loans, nonetheless, based on the Company's experience, have unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2001 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.


HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company has entered into several interest rate swaps to mitigate interest rate risk beginning in 1999. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments--loans, securities, or deposits with similar interest rate characteristics or terms. The notional amount of the swaps in place at March 31, 2001, was $62.5 million with a market value of approximately $2.5 million less than their recorded amount.

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities" (SFAS 133), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001. The statement requires hedges that are not related to specific financial instruments to be marked-to-market each period. Of the $62.5 notional amount, $20 million does not qualify as related to specific instruments. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the quarter. The charge is recorded as a reduction of interest income from loans.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade, the so-called "junk bonds."


FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Uninvested cash is a nonearning asset, so the subsidiary banks strive to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount estimated to be needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repo agreements"). These reverse repo agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

As shown in Table 2, the average balance of these short-term investments for the first three months of 2001 was less than for the first three months of 2000. The Company, as noted in the section on "Refund Anticipation Loans and Transfer Programs," more efficiently funded the cyclical needs of these products by achieving a better match in maturities of the financial instruments used to fund these programs. As a result, once the seasonal funding requirements of the RAL program were met, fewer funds needed to be invested in short-term instruments pending maturity of the underlying funding source.


OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase ("repos"), Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB").

Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company's subsidiaries as needed to manage their daily liquidity positions. At various times during each quarter, either of the banks subsidiaries may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the bank would borrow funds overnight in the form of Federal funds purchased until cash flows are again balanced. Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate for the relatively small amounts they sell than they could obtain in the general market while the Company earns a spread on what it can sell the funds for or what it would otherwise have to borrow for its liquidity needs.

As described in the previous section, the Company uses securities purchased under agreements to resell as a means of investing short-term excess cash, it uses securities sold under agreements to repurchase to borrow short-term funds. While the Company could borrow money overnight in the same repo market that it lends funds, it instead uses repos as a retail product. Funds in amounts that exceed FDIC deposit insurance coverage are borrowed from customers for periods of one week to two months. The borrowings are collateralized by securities held by the Company in its investment portfolios.

Treasury Tax and Loan demand notes are amounts received from customer that are due to the Internal Revenue Service for payroll taxes. Banks may immediately forward these funds to the IRS, or may retain the funds and pay interest on them. The Company elects to retain these funds.

Lastly, as a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company borrowed funds from this source only once during the quarter.

Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last six quarters. Because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 6--OTHER BORROWINGS

                       Average          Average          Percentage of
Quarter Ended        Outstanding         Rate        Average Total Assets
-------------        -----------        -------      --------------------
December   1999         $62.0            5.08%                2.0%
March      2000          82.6            3.82                 2.3
June       2000          78.8            6.31                 2.2
September  2000         127.2            6.15                 3.6
December   2000         138.5            3.85                 3.8
March      2001         156.0            5.60                 3.9

Because of the relatively large cash flows that occur during the first quarter due to the refund loan and transfer programs, the Company tends to make more use of these short-term borrowings than in other quarters.

In addition, as indicated in the section above titled "Growth Trends in Assets and Deposits," the Company's assets--primarily loans--have been growing at a faster rate than deposits and some of the growth in loans has been temporarily funded by other borrowings. The table above shows the Company's increasing use of nondeposit sources to temporarily fund the loan growth.

Long-term debt consists of $98.5 million in advances from the Federal Home Loan Bank of San Francisco ("FHLB") and other term debt of $12.5 million. The outstanding advances from the FHLB at March 31, 2001 totaled $102.0 million. The scheduled maturities of the advances are $3.0 million in 1 year or less, $43.5 million in 1 to 3 years, and $55.5 million in more than 3 years. The $12.5 million in other long-term debt is due in the second quarter of 2001. Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7--LONG-TERM DEBT
                            Average       Average       Percentage of
Quarter Ended             Outstanding      Rate      Average Total Assets
-------------           --------------   ---------   ---------------------
December  1999         $ 88.4            6.00%           2.9%
March     2000          112.9            7.02            3.1
June      2000           99.7            6.04            2.8
September 2000           87.9            5.99            2.5
December  2001          100.3            6.38            2.8
March     2001          117.7            5.19            2.9

The Company uses long-term debt both to supplement other sources of funding for loan growth especially as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years. The Company can borrow funds from the FHLB at longer terms to match the loan maturities.

The Company also incurred $20 million in term debt on June 30, 2000 to provide part of the funds necessary to purchase the shares of LRB's parent company, Los Robles Bancorp. The note called for principal reductions of $2.5 million per quarter.

In addition to the balances shown above for other borrowings and long-term debt, the Company incurred interest expense of $852,000 to support the securitization of the refund loans sold as described in Note 13. There is no balance associated with this expense, so it has not been included in the above tables.


OTHER OPERATING INCOME AND EXPENSE

Other operating income consists of income earned other than interest. In the first quarter of each year, the largest individual component of other operating income are the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Tax Refund Loan and Transfer Programs."

Trust and investment service fees are the next largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Because most of the assets are equity securities, fees have decreased slightly from the same quarter a year ago as the nation's stock markets have declined.

There are several reasons for variation in trust fees from quarter to quarter. Trust customers are charged for the preparation of the fiduciary tax returns. The preparation generally occurs in the first quarter of the year. Other things being equal, this causes trust fees to be higher in the first quarter than in other quarters. Variation is also caused by the recognition of probate fees.

These fees are accrued when the probate is adjucidated, rather than as the work is completed, because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. In addition to the refund transfer fees, also included within "Other Service Charges, Commissions & Fees" are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers.

The following table shows of the major items of other operating income and expense for the three months ended March 31, 2001 and 2000 that are not specifically listed in the consolidated statements of income.


TABLE 8 --OTHER  OPERATING INCOME AND EXPENSE
(dollars in thousands)                     Three months period
                                                March 31,
                                       2001                    2000
Noninterest income

   Merchant credit card processing  $   1,911              $   1,753
   Trust fees                           3,398                  3,837
   Refund transfer fees                12,069                  6,609
   Other                                6,853                  4,011
                                    ---------              ---------
   Total                            $  24,231              $  16,210
                                    =========              =========
Noninterest expense

   Marketing                        $     815              $     550
   Consultants                          1,974                  1,489
   Merchant credit card processing      1,376                  1,386
   Other                               33,885                 27,552
                                    ---------              ---------
   Total                            $  38,050              $  30,977
                                    =========              =========

Marketing expense has increased as the Company has been spending more to publicize its expansion in into the San Benito market and its entry into the Conejo Valley with the acquisition of LRB.

Consultant expense in the first quarter of 2001 is higher than in 2000 primarily in the information technology area.

The largest component of noninterest expense is staff expense. There usually is some increase in this expense each quarter caused by the addition of staff as the Company continues to grow. Other factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective March 1. In addition, some temporary staff is added in the first quarter for the RAL program.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income for the year. Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2001 and 2000.

                                           Three Months Ended
                                    March 31,               March 31,
                                      2001                    2000
Salary and benefits as
  a percentage of total  revenues    15.91%                    16.1%
Salary and benefits as
 a percentage of average  assets      0.47%                    0.43%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The Company moved its information technology and central operations staff into new facilities in the fourth quarter of 2000. The prior operations center had been occupied in the mid-1980s when the volume of business was substantially less. The Company had been in negotiations with the owner of the new facility for several years regarding the extent of the renovation required and resistance to earthquake damage that needed to be provided. The Company benefited from a $500,000 one-time payment from the owner of the prior facility to leave before the lease expired. Without that payment, occupancy expense in the first quarter of 2001 would have been more than in the first quarter of 2000 due to the increased cost of the new operations center.

The Company expects that occupancy expense will increase slightly over the next several quarters due to increased utility costs as California consumers are required to pay more for electrical power. However, as payments for electrical power represent only 5% of net occupancy cost, or seven tenths of one percent of pre-tax income, even relatively significant percentage increases in electrical utility rates will not have a material impact on the Company's profitability.


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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. As of March 31, 2001, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At March 31, 2001, the Company's intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At March 31, 2001, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.


CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the first quarter of 2001 and 2000 (dollars in thousands).


Table 9--CAPITAL RATIOS


                                   1st Quarter      1st Quarter
                                      2001             2000        Change
                                   -----------      -----------    ------
Amounts:
  Net Income                       $   22,914    $   20,388      $  2,526
  Average Total Assets              4,026,800     3,674,199       352,601
  Average Equity                      311,612       264,543        47,069

Ratios:
  Equity Capital to

    Total Assets (period end)           8.25%          8.07%         0.18%
  Annualized Return
    on Average Assets                   2.31%          2.23%         0.08%
  Annualized Return
    on Average Equity                  29.82%         31.00%        (1.18)

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

Capital must be managed at both the Company and at the individual bank levels.The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets. As of March 31, 2001, the Company's risk-based capital ratio was 11.16%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of March 31, 2001, Tier I capital was 9.90% of risk adjusted assets and 7.15% of average tangible assets.

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

The Company is currently planning to issue $40 million in subordinated debt at SBB&T which will qualify as Tier II capital for SBB&T. This extra capital will assist the Company in maintaining the required capital ratios at SBB&T as its general loan portfolios and the refund loan program continue to grow. This debt will qualify as Tier II capital for the Company as well as for SBB&T.

The Company is also currently planning to issue $20 million in senior debt at the Bancorp level. Proceeds from this debt will be used to pay off the remaining $12.5 million borrowed to purchase Los Robles Bancorp. The remainder will be used to cover various expenses of Bancorp not reimbursable by the subsidiary banks.

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

The current quarterly dividend rate is $0.22 per share. When annualized, this represents a payout ratio of approximately 43% of earnings per share for the trailing 12 months. Without the merger-related charges in the third quarter of 2000, the dividend payout ratio would have been 39%.


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


REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, SBB&T has extended tax refund anticipation loans and transfers to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. SBB&T earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans for the length of time that they are outstanding. Nonetheless, the fees are required to be classified as interest income. Because of the April 16 tax filing date, almost all of the loans are made and repaid during the first quarter of the year.

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

For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit ("EIC"). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its "revenue protection" program. Such review can cause a delay in payment of a loan made on the return.

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

While SBB&T is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first quarters of 2000 and 2001. These impacts are discussed in the following six sections.

1. An IRS Change in the Program Caused Expanded Volume:

Prior to 1995, upon receipt of an electronically filed tax return that included the instruction that the taxpayer wanted his or her refund sent to SBB&T, the IRS would send a return notice to the SBB&T indicating whether the IRS or other federal agencies had a lien outstanding against any refund due the taxpayer. Such liens might be placed on refunds because of prior underpayments, delinquent student loans, or unpaid taxes. Because the primary source of repayment for tax refund loans is the IRS, not the taxpayer, banks operating loan programs relied on this notice in determining whether to make a loan to the taxpayer.

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

The consequence in 2000 and 2001 of this IRS change was to increase the total volume of transactions, to increase the proportion of loans compared to transfers, and to increase the size of the loans made.

2. Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter income to average about 30% of each year's net income. Because of the expansion of the program in 2000, net income from refund loans and refund transfers for the first quarter of 2000 represented approximately 36% of net operating income (net income excluding merger expenses)for the year.

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

Management had anticipated that the product mix in 2001 would be approximately the same as in 2000. The product mix, in fact, shifted back towards transfers, with approximately one third of the transactions being loans and two thirds being transfers. The primary reason for this relates to changes in IRS processing that caused tax preparers to emphasize transfers to their customers.

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

In 2000, SBB&T again used liquid assets and borrowed overnight to fund the loans. In addition, SBB&T increased its borrowings from the FHLB during this period. In addition, while it expanded the number and amount of credit lines available to it, Management decided that the best assured source of funding would be to engage brokerage firms to sell certificates of deposit. Approximately $385 million of these CDs were issued with terms of two, three, and six months. Shorter maturities would have been preferable because the funding need is concentrated in the only first three weeks of February, but they were not available in sufficient quantity. The average rate for these CDs was 6.30%. These brokered CDs account for the increase in the average time deposits outstanding as reported in Table 1 compared to earlier quarters.

The impact of using this method of funding is that SBB&T had an excess of funds after the loans began to be repaid by the IRS in substantial quantities. These funds were initially sold into overnight Federal funds market and reverse repos with other financial institutions, increasing the average balance of, and the interest income from, these short-term instruments for the quarter as shown in Table 2. However, because the rates earned on these overnight investments were below the interest rate paid on the deposits, the Company began to place the funds into securities and commercial paper that had maturities matching the CDs or would be easily salable to provide the funds necessary to redeem the CDs. These instruments had interest rates more closely matching the CD rates and therefore the negative carrying cost was reduced.

In preparing for the 2001 season, the Company made arrangements to sell some of the RALs. Approximately $200 million were sold through a securitization. SBB&T used its liquid assets, borrowed overnight funds, and issued approximately $110 million in brokered CDs to fund the remainder of the loans.

Other liabilities reported in the consolidated balance sheet were substantially higher at March 31, 2001 than at December 31, 2000. The primary reason for this increase relates to one of its contractors in the program. SBB&T collects fees for this contractor and holds the fees for application against credit losses incurred on the loans made by this contractor. The amount held at March 31, 2001 for this purpose was $23.2 million.

5. Summary of Operating Results:

During the first quarter of 2000, the Company recognized fees for refund loans of $17.6 million and fees for transfers of $6.6 million. Operating expenses totaled $2.3 million.

During the first quarter of 2001, the Company recognized fees for refund loans of $24.6 million. The Company estimates that about 1.3% to 1.6% of refund loans will not be collected in a timely fashion from the IRS. Using this estimate, during the quarter ended March 31, 2001, the Company provided for these potential losses by adding $7.8 million to the allowance for credit loss from refund loans through a charge to provision expense and adding another $2.0 million to the allowance from recoveries on loans charged off in prior years. The Company charged-off $6.2 million in RALs against this allowance in the first quarter of 2001. Based on experience from prior years, many of these loans may yet be paid during the remainder of this year or during the 2002 filing season. In addition, following past practice, the Company expects to charge-off any remaining uncollected refund loans by June 30.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

6. Expectations for the Remainder of 2001:

Additional loans and transfers were made between the end of the first quarter of 2001 and the tax filing deadline of April 16. This activity represents a small proportion of the total activity for the season, but some additional revenues will be generated from this activity. Because SBB&T does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue recognized from loans and transfers made prior to March 31, 2001.

During the first quarter, SBB&T charged off loans that had been outstanding more than six weeks. In addition it provided an allowance for credit loss in an amount estimated to cover losses on the remaining outstanding loans. During the second quarter, SBB&T will likely receive payments on some of these loans that were charged off and on loans charged off in prior years. In addition, some of the outstanding loans which appeared collectible at March 31 will become delinquent and need to be charged off. These activities will require adjustments to the provision for credit loss by charging or crediting income for the second quarter. Management does not anticipate that the adjustments will be significant. As in prior years, still outstanding loans will be charged off at the end of the second quarter. Since there will be no refund loans outstanding after June 30 against which an allowance should be provided, collections that are eventually received on these loans will be recognized as a reduction of RAL provision expense.

Lastly, during the second quarter, as well as during the rest of 2001, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 9. However, these expenses are not expected to exceed several hundred thousand dollars.

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages is not specified in the complaint served on the Company. Therefore, Management cannot, based in part on its consultation with legal counsel, estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

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

Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 2000. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note B - Most of the loans or transfers are paid to the taxpayer by means of a cashiers check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes check from the deposit totals when it is paid by the Company.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company's tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages is not specified in the complaint served on the Company. Therefore, Management cannot, based in part on its consultation with legal counsel, estimate the amount of any possible loss at this time in the event of an unfavorable outcome.

Item 4.  Submission of Matters to a vote of security holders
             None

Item 5.  Other information
             None
Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibit Index:

      Exhibit Number            Item Description.

            3                   Articles of Incorporation and Bylaws
            3.1**               Amended and Restated Bylaws of
                                    Santa Barbara Bank & Trust
   (b)      Reports on Form 8-K
               None

Shareholders may obtain a copy of any exhibit by writing to:
       Carol Kelleher, Corporate Services Administrator
       Pacific Capital Bancorp
       P.O.  Box 1119          Santa Barbara, CA 93102

**       Filed herewith.

-Exhibit 3.1

                              AMENDED AND RESTATED
                                     BYLAWS
                                       OF
                           SANTA BARBARA BANK & TRUST
                               TABLE OF CONTENTS

Section                                                        Page

1.       NAME; EXECUTIVE OFFICES..................................2
               1.1           Name of Corporation..................2
               1.2        Principal Office........................2
               1.3 Additional or New Offices......................2
2.       MEETING OF THE SHAREHOLDERS..............................2
               2.1 Place of Meeting...............................2
               2.2 Annual Meetings................................2
               2.3 Special Meetings...............................2
               2.4 Notice of Meetings.............................3
               2.5 Quorum Requirements............................4
               2.6 Adjouirned Meetings........................... 4
               2.7 Voting Rights; Cumulative Voting...............4
               2.8 Voting by Proxy................................5
               2.9 Inspectors of Election.........................5
               2.10 Shareholder Action Without a Meeting..........5
               2.11 Shareholder Proposals.........................8
3.       DIRECTORS OF THE CORPORATION.............................9
               3.1 Powers of Directors............................9
               3.2 Number and Qualification of Directors..........9
               3.3 Election of Directors; Term...................10
               3.4 Resignation and Removal of Directors..........10
               3.5 Vacancies on Board of Directors...............10
               3.6 Nomination of Directors.......................11
               3.7 Meeting of the Board of Directors.............11
               3.8 Director Action Without a Meeting.............13
               3.9 Committees of Directors.......................13
4.       OFFICERS OF THE CORPORATION.............................14
               4.1 Principal Officers............................14
               4.2 Election Qualification and Tenure.............15
               4.3 Subordinate Officers..........................15
               4.4 Resignation and Removed of Officers...........15
               4.5 Vacancies in Officers.........................15
               4.6 Responsibilities of Officers..................15
5.       COMPESENTATION; INDEMNIFICATION; FEDILITY BOND..........19
               5.1 Directors Fees and Expenses...................19
               5.2 Compensation..................................18
               5.3 Indemnification of Agents.....................18
6.       CORPORATE RECORDS AND REPORTS.......................... 19
               6.1 Corporate Records.............................19
               6.2 Inspection of Books and Records...............19
               6.3 Annual Report to Shareholders.................20
               6.4 Financial Statements..........................20
               6.5 Audit.........................................21

7.       EMERGENCY PREPAREDNESS..................................21
               7.1 Emergency Procedures..........................21
               7.2 Power of Board to Delegate Authority..........22
               7.3 Emergency Office Locations....................23
8.       CERTIFICATES AND TRANSFER OF SHARES.....................23
               8.1 Certificates for Shares.......................23
               8.2 Transfer of Shares on Books...................23
               8.3 Lost or Destroyed Certificates................23
               8.4 Transfer Agent and Registrants............... 24
9.       GENERAL CORPORATE AND MISCELLANEOUS MATTERS.............24
               9.1 Corporate Seal................................24
               9.2 Record Date...................................24
               9.3 Voting of Shares in Other Corporations........24
               9.4 Definitions and Interpretation................24
               9.5 Banking Hours......................... .......24
               9.6 Execution of Instruments......................24
               9.7 Trust Records.................................25
10.      AMENDMENT TO BYLAWS.....................................25
              10.1 Amendments By Shareholders....................25
              10.2 Amendment By Directors........................25
              10.3 Record of Amendments..........................25
              10.4 Filing of Amendments..........................25

                              AMENDED AND RESTATED

                                     BYLAWS

                                       OF

                           SANTA BARBARA BANK & TRUST


1.       NAME; EXECUTIVE OFFICES

1.1 Name of Corporation. The name of this Corporation is SANTA BARBARA BANK & TRUST.

1.2 Principal Office. The Board of Directors shall designate the location of the principal executive office of the Corporation, which may be at any place within or without the State of California. If the principal executive office is located outside of California, and if the Corporation has one or more business offices in California, then the Board of Directors shall designate a principal business office in the State of California.

1.3 Additional or New Offices. The Board of Directors may establish such branch or subordinate offices, or may relocate the Corporation's principal office, from time to time, at or to such locations as it determines to be appropriate.

2.       MEETINGS OF THE SHAREHOLDERS

2.1 Place of Meeting. All meetings of the shareholders of this Corporation shall be held at such place within or without the State as may be designated from time to time by the Board of Directors.

2.2 Annual Meetings. The annual meeting of the shareholders shall be held each year on the Tuesday following the fourth (4th) Monday of April, at 3:30 P.M., unless another date or time is fixed by resolution of the Board of Directors. However, if this day falls on a legal holiday, then the meeting shall be held at the same time and place on the next succeeding full business day. At each annual meeting the shareholders shall elect at Board of Directors, consider reports of the affairs of the Corporation, and transact such other business as may properly be brought before the meeting.

2.3      Special Meetings.

2.3.1 Authorization to Call Special Meetings. The Chairperson of the Board, the President, the Board of Directors, any two or more members of the Board, or one or more shareholders holding not less than ten percent (10%) of the voting power of the Corporation, may call special meetings of the shareholders at any time for the purpose of taking any action permitted to be taken by the shareholders under the California General Corporation Law and the Articles of Incorporation.

2.3.2 Procedure for Calling Special Meetings. If a special meeting is called by any person other than the Board of Directors, the request for the special meeting, specifying the general nature of the business proposed to be transacted, shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the President, the Chairperson of the Board, any Vice-President or the Secretary of the Corporation. The officer receiving the request shall promptly cause notice of the meeting to be given in the manner provided by Section 2.4 of these Bylaws to the shareholders entitled to vote at the meeting. Any special meeting called for pursuant to this
Section 2.3 shall be held not less than thirty-five (35) nor more than sixty
(60) days following receipt of the request for the special meeting. If notice of the special meeting is not given to shareholders within twenty (20) days after the receipt of a request, the person(s) calling the meeting may give notice thereof in the manner provided by these Bylaws or apply to the California Superior Court as provided in Section 305(c) of the California General Corporation Law.

2.4      Notice of Meetings.

2.4.1 Time of Notice. Notice of meetings, annual or special, shall be given in writing to each shareholder entitled to vote at such meeting by the Secretary or an Assistant Secretary, or if there be no such officers, by the Chairperson of the Board or the President, or in the case of neglect or refusal, by any person entitled to call a meeting, not less than ten (10) days (or, if sent by third class mail, thirty (30) days) nor more than sixty (60) days before the date of the meeting.

2.4.2 Procedure for Giving Notice. Written notice of the meeting shall be given either personally or by first class mail (or third class mail if the Corporation has shares held of record by 500 or more persons as of the record date for the meeting) or telegraphic or other means of written communication, charges prepaid, addressed to the shareholder at the address of the shareholder appearing on the books of the Corporation or given by the shareholder to the Corporation for the purpose of notice. If no such address for notice appears on the Corporation's books or has not been given, notice shall be deemed to have been given if sent to the shareholder in care of the Corporation's principal executive office or if published at least once in a newspaper of general circulation in the county in which the principal executive office of the Corporation is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by other means of written communication. An affidavit of mailing of any notice in accordance with the above provisions, executed by the Secretary, Assistant Secretary or any transfer agent, shall be prima facie evidence of the giving of the notice. The giving of notice as provided by these Bylaws may be omitted only to the extent and in the manner expressly permitted by the California General Corporation Law.

2.4.3 Contents of Notice. Notice of any meeting of shareholders shall specify:

A. The place, the date and the hour of the meeting;

B. Those matters which the Board, at the time of the mailing of the notice, intends to present for action by the shareholders;

C. If directors are to be elected, the names of nominees whom, at the time of the notice, management intends to present for election;

D. The general nature of any business to be transacted at a special meeting and that no other business shall be transacted;

E. The general nature of business to be transacted at any meeting, whether regular, annual or special, if such business relates to any proposal to take action with respect to the approval of (i) a contract or other transaction with an interested director, governed by Section 310 of the California General Corporation Law, (ii) an amendment of the Articles of Incorporation, (iii) the reorganization of the Corporation within the meaning of the California General Corporation Law, (iv) the voluntary dissolution of the Corporation, or (v)a plan of distribution in dissolution other than in accordance with the rights of any outstanding preferred shares as provided in California General Corporation Law Section 2007; and

F. Such other matters, if any, as may be expressly required by the California General Corporation Law.

2.4.4 Waiver of Notice of Meetings. The transactions of any meeting of shareholders, however called and noticed, shall be as valid as action taken at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, but who are not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. A waiver of notice or a consent to the holding of any meeting of shareholders need not specify the business transacted at or the purpose of any regular or special meeting, other than any proposal approved or to be approved at such meeting, the general nature of which was required by paragraph E. of Section2.4.3 of these Bylaws to be stated in the notice thereof.

2.5 Quorum Requirements. The holders of a majority of the shares entitled to vote, represented in person or by proxy, shall be required for, and shall constitute a quorum at, all meetings of the shareholders for the transaction of business. The shareholders present at a duly called or held meeting at which at quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

2.6 Adjourned Meetings.

2.6.1 Lack of Quorum. If a quorum is not present or represented at any meeting of the shareholders, the meeting may be adjourned by a majority vote of the shares entitled to vote who are present, either in person or by proxy, until such time as the requisite number of voting shares constituting a quorum is be present.

2.6.2 Notice of Adjourned Meeting. When a meeting is adjourned for more than forty-five (45) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with the provisions of Section 2.4 of these Bylaws. Except as provided in this Section 2.6.2, it shall not be necessary to give any notice of the adjourned meeting, other than by announcement of the time and place thereof at the meeting, other than by announcement of the time and place thereof at the meeting at which the adjournment is taken, and the Corporation may transact at the adjourned meeting any business which might have been transacted at the original meeting.

2.7 Voting Rights; Cumulative Voting.

2.7.1 General Voting Rights. Subject to the provisions of Section 702 through 706, inclusive, of the California General Corporation Law, only persons in whose names shares entitled to vote stand on the stock records of the Corporation on the record date shall be entitled to vote at meetings of the shareholders. Except as provided in Section 2.7.3, below, every shareholder entitled to vote shall be entitled to one vote for each share held of record, and the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the California General Corporation Law or by the Articles of Incorporation.

2.7.2 Voice Voting; Written Ballots. Voting at meetings of the shareholders may be by voice vote or by ballot except that, in any election of directors, voting must be by written ballot if voting by ballot is requested by any shareholder entitled to vote.

2.7.3 Cumulative Voting. Voting for the election of directors shall be by cumulative voting if the names of candidates for directors have been placed in nomination before the commencement of voting and any shareholder entitled to vote in the election has given notice at the meeting of an intention to cumulate votes, before the voting has commenced. Should the election of directors be by cumulative voting, the shareholders entitled to vote at such election shall be entitled to cumulate their votes to the extent and in the manner provided by
Section 708 of the California General Corporation Law.

2.8 Voting by Proxy.

2.8.1 Form and Use of Proxies. Every shareholder entitled to vote, or to execute consents, may do so either in person, by telegram, or by written proxy in a form as provided in, and executed in accordance with the applicable provisions of the California General Corporation Law. Proxies must be filed with the Secretary or an Assistant Secretary of the Corporation.

2.8.2 Validity of Proxies. The validity of a proxy tendered on behalf of a shareholder, and any revocation thereof, shall be determined in accordance with the provisions of Section 705 of the California General Corporation Law.

2.9 Inspectors of Election. In advance of any meeting of shareholders, the Board of Directors may appoint any persons other than nominees for office to act as Inspectors of Election at such meeting or any adjournment thereof. If no Inspectors of Election are appointed or if an appointment is vacated by an Inspector who fails to appear or fails or refuses to act, the Chairperson of any such meeting may, and on the request of any shareholder or his proxy shall, make such appointment or fill such vacancy at the meeting. The number of Inspectors shall be as prescribed by and shall have the duties set forth in Section 707(a) of the California General Corporation Law. Inspectors shall have the authority and duties set forth in Sections 707(b) and 707(c) of the California General Corporation Law.

2.10 Shareholder Action Without a Meeting.

2.10.1 Written Consents. Written Consents. Unless otherwise provided in the Articles of Incorporation, any action which may be taken at any annual or special meeting of the shareholders, other than the election of directors, may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shareholders entitled to vote thereon were present and voted.

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

2.10.8 Procedures for Counting. Consents and revocations shall be delivered to the Inspectors upon receipt by the Corporation, the Soliciting Shareholders or their proxy solicitors or other designated agents. As soon as consents and revocations are received, the Inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. The Inspectors shall keep such count confidential and shall not reveal the count to the Corporation, the Soliciting Shareholder or their representatives or any other entity except in connection with the Preliminary Report or the Final Report. As soon as practicable after the earlier of (a) sixty (60) days after the date of the earliest dated consent delivered to the Corporation or (b) a written request therefor by the Corporation or the Soliciting Shareholders (whichever is soliciting consents) (which request may be made no earlier than twenty (20) days after the commencement of the applicable solicitation of consents, except in the case of corporate action by written consent taken pursuant to solicitations of not more than ten (10) persons), notice of which request shall be given to the party opposing the solicitation of consents, if any, the Inspectors shall issue a preliminary report (the "Preliminary Report") to the Corporation and the Soliciting Shareholders stating: W the number of valid consents; (ii) the number of valid revocations;
(iii) the number of valid and unrevoked consents; (iv) the number of invalid consents; (v) the number of invalid revocations; and (vii) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents. Any request delivered by the Corporation or the Soliciting Shareholders under this Section shall state that the requesting party has a good faith belief that the requisite number of valid and unrevoked consents to authorize or take the action specified in the consents has been received in accordance with these By-Laws.

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

2.10.10 Further Review. If the Inspectors state in the Final Report that the requisite number of valid and unrevoked consents was not obtained to authorize or take the action specified in the consents, the party soliciting the consents thereafter may make one additional request in accordance with the provisions of
Section 2.10.8, hereof that the Inspectors again review the consents and revocations and issue a further Preliminary Report and Final Report.

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

Furthermore, Section 2.11 was added to the Bylaws of the Corporation to read as follows:

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

2.11.2 Submission of Proposal. To be properly brought before an annual meeting of shareholders or any special meeting of shareholders noticed and called other than on behalf of the proposing shareholder, any proposal for action by the shareholders submitted by a shareholder of the Corporation shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business not less than thirty (30) days nor more than sixty (60) days prior to scheduled date of the meeting; provided that if less than twenty-one (21) days, notice of the meeting is given to the shareholders, such proposal shall be mailed or delivered to the Secretary of the Corporation not later than the close of business on the Fourteenth (14th) day following the day on which notice of the meeting was mailed to the shareholders. To be properly brought before any special meeting of shareholders noticed and called on behalf of the proposing shareholder, all proposals for action submitted by such requesting shareholders shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business simultaneously with such shareholder(s) submission of their request for the meeting. Notwithstanding the foregoing, any shareholder may submit for consideration at a meeting any proposal which is directly related to a matter which is specifically identified in the written notice of the meeting as a matter on which action by the shareholders will be requested at the meeting.

2.11.3 Content of Submission. A shareholder's notice to the Secretary of the Corporation requesting that a proposal for action be submitted for consideration at any meeting of shareholders shall set forth as to the matter which the shareholder proposes to bring before the meeting: (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting; (b) the name and address, as they appear on the Corporation's books of the shareholder proposing such business; (c) the class and number of shares of stock of the Corporation owned-by the shareholder beneficially and of record; (d) any material interest of the shareholder in the business proposed to be brought before the meeting; and (e) any other information that is required by law to be provided by the shareholder in the shareholder's capacity as a proponent of a shareholder proposal.

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

3. DIRECTORS OF THE CORPORATION.

3.1 Powers of Directors. Subject to the limitations of the Articles of Incorporation, the Bylaws, and the California General Corporation Law as to action requiring the authorization or approval of the shareholders, the outstanding shares, or less than a majority vote of the preferred shares, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be managed by, the Board of Directors. The Board may delegate the management of the day-to-day operation of the business to a management company or other person, provided that the business and the affairs of the Corporation shall be managed, and all corporation powers shall be exercised under, the ultimate direction of the Board.

3.2 Number and Qualification of Directors.

3.2.1 Authorized Number. The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than nine (9) nor more than seventeen (17). Until a different number within the foregoing limits is specified in an amendment to this Section 3.2.1 duly adopted by the Board of Directors or the shareholders, the exact number of authorized directors shall be fifteen (15). In establishing the exact number of directors and increasing or decreasing the minimum or maximum number of directors, the shareholders shall solicit and consider the advice and recommendation of the existing directors of the Corporation.

3.2.2 Change in Authorized Number. Within the limits specified in Section 3.2.1, above, a change in the exact number of authorized directors of the Corporation may be made by an amendment to said Section 3.2.1 duly approved by the Board of Directors or the shareholders. A change in the minimum or maximum number of directors who may be authorized to serve on the Board of Directors, or a change from a variable to a fixed Board, may be made only by amendment of the Articles of Incorporation or by a Bylaw amending this Section 3.2 duly adopted by the vote or written consent of the holders of a majority of the outstanding shares entitled to vote.

3.2.3 Residency Qualification. No person shall be qualified to serve as a director of this Corporation who is not a resident of the County of Santa Barbara, California.

3.2.4 Statutory Minimum. Notwithstanding any other provision of these Bylaws, pursuant to Section 680 of the California Financial Code, at no time may the number of directors of this Corporation be less than five (5).

3.3 Election of Directors; Term.

3.3.1 Term of Office. The directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

3.3.2 Reduction in Number of Directors. No reduction in the authorized number of directors shall have the effect of removing any director prior to the expiration of that director's term of office.

3.4 Resignation and Removal of Directors.

3.4.1 Resignation. Any director may resign by giving written notice of resignation to the Chairperson of the Board, if any, or to the President, the Secretary or the Board of Directors. If any director tenders a resignation to take effect at a future time, the Board or the shareholders shall have the power to elect a successor to take office at such time as the resignation shall become effective.

3.4.2 Removal. The entire Board of Directors, or any individual director, may be removed from office in the manner provided by the California General Corporation Law.

3.5 Vacancies on Board of Directors.

3.5.1 Events Creating Vacancies. A vacancy in the Board of Directors shall be deemed to exist in the case of the death, resignation or removal of any director, if a director has been declared of unsound mind by order of Court or convicted of a felony, if the authorized number of directors is increased, or if the shareholders shall fail, either at a meeting at which an increase in the number of directors is authorized or at an adjournment thereof, or at any other time, to elect the full number of authorized directors.

3.5.2 Filling of Vacancies on Board. Vacancies in the Board of Directors, except for a vacancy created by the removal of a director, may be filled by a majority of the remaining directors, whether or not less than a quorum, or by a sole remaining director, and each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified. A vacancy created by the removal of a director may be filled only by a vote of the majority of the shares entitled to vote at a duly held meeting of the shareholders, or by the unanimous written consent of the holders of the outstanding shares entitled to vote. The shareholders may at any time elect directors to fill any other vacancies not filled by the directors and any such election made by written consent shall require the consent of a majority of the outstanding shares entitled to vote.

3.6 Nomination of Directors.

3.6.1 Authority to Make Nominations. Nominations for directors may be made by the Board of Directors or by any holder of record of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors.

3.6.2 Nomination Procedure. At annual meetings and special meetings of the shareholders called by the Board of Directors, nominations for directors, other than those approved by the Board of Directors of the Corporation, shall be made in writing and shall be delivered or mailed to the Secretary of the Corporation at its principal place of business not less than fourteen (14) days nor more than fifty (50) days prior to scheduled date of the meeting; provided, however, that if less than twenty-one (21) days' notice of the meeting is given to the shareholders, such nominations shall be mailed or delivered to the Secretary of the Corporation not later than the close of business on the seventh (7th) day following the day on which notice of the meeting was mailed to the shareholders. Any such notification shall (a) be accompanied by a written statement signed and acknowledged by the nominee consenting to his or her nomination and agreeing to serve as director if elected by the shareholders, and (b) shall contain the following information, to the extent known to the nominating shareholder:

A. The name and address of each proposed nominee;

B. The total number of shares of capital stock of the Corporation expected to be voted for each proposed nominee;

C. The principal occupation of each proposed nominee;

D. The name and residence address of the nominating shareholder; and

E. The number of shares of capital stock of the Corporation owned by the nominating shareholder.

3.6.3 Defective Nominations. Nominations not made in accordance with this
Section 3.6 may be disregarded by the Chairperson of the meeting, at his or her discretion, and upon the instructions of the Chairperson, the inspectors of the election may disregard any votes cast for any such nominee.

3.6.4 Exceptions. The provisions of this Section 3.6 shall apply only to nominations for directors who are to be elected at the annual meeting or any special meeting of shareholders called by the Board of Directors, and this Section shall not apply to (a) nominations for directors who are to be elected at a special meeting of shareholder properly called by the shareholders at which directors are to be elected pursuant to Section 305 of the California Corporations Code to fill a vacancy on the Board of Directors, or (b) the election of directors by the written consent of the shareholders pursuant to
Section 603 of the California Corporations Code.

3.7 Meetings of the Board of Directors.

3.7.1 Place of Meeting. Meetings of the Board of Directors shall be held at the principal executive office of the Corporation, or at such other place as may be designated from time to time by resolution of the Board of Directors or as may be designated in the notice of the meeting. Pursuant to Section 683 of the California Financial Code, all regular meetings of the Board of Directors shall be held within the State of California, unless pursuant to written consent of all members of the Board, in accordance with said Section 683.

3.7.2 Annual Meetings. An annual meeting of the Board of Directors shall be held without notice at the place of the annual meeting of shareholders immediately following the adjournment of the annual shareholders meeting for the purpose of organizing the Board, electing any officers desired to be elected, and transacting such other business as may properly come before the meeting.

3.7.3 Oaths of Office. Pursuant to Section 682 of the California Financial Code, each director, upon taking office, shall make art oath or affirmation that he will administer the affairs of the Corporation diligently and honestly, so far as the duty devolves upon him, and that he will not knowingly violate or willfully permit to be violated any of the provisions of law applicable to the Corporation. Such oath shall be subscribed by the director, shall be certified by the officer before whom it is taken, and shall be immediately filed with the Superintendent of Banks.

3.7.4 Regular Meetings. Other regular meetings of the Board of Directors, beyond the annual meetings, shall be held without notice at such time as may be designated from time to time by resolution of the Board of Directors. Pursuant to Section 683 of the California Financial Code, which requires that regular meetings of boards of directors shall be held not less than once each calendar quarter, regular meetings of the Board of Directors of this Corporation shall be held monthly.

3.7.5 Special Meetings; Notices.

A. Special meetings of the Board of Directors may be called for any purpose at any time by the Chairperson of the Board, the President, the Secretary, or by any two (2) directors. Special meetings may also be called by the California Superintendent of Banks, pursuant to and in accordance with Section 684 of the California Finance Code.

B. Notice of the time and place of special meetings shall be delivered or communicated personally to each director by telephone, or by telegraph or mail, charges prepaid, addressed to each director at the address of that director as it is shown upon the records of the Corporation, or if such address is not readily ascertainable, at the place in which the meetings of the directors are regularly held. Notice by mail shall be deposited in the United States mail at least four (4) days prior to the scheduled time of the meeting and shall be deemed given when so deposited. Notice by telegraph shall be delivered to the telegraph company at least forty-eight (48) hours prior to the scheduled time of the meeting and shall be deemed given when so delivered. Should notice be delivered personally or by telephone, it shall be so delivered at least twenty-four (24) hours prior to the scheduled time of the meeting. Notice given by mail, telegraph or by delivery in person within the time provided by this Section shall be due, legal and personal notice to the director to whom it is directed. Any oral notice given within the time provided by this Section shall be due, legal and personal notice if communicated to a person at the office of the director for whom intended in the reasonable belief that such person will promptly communicate such notice to that director.

3.7.6 Conference Telephone Meetings. Any meeting, regular or special, may be held by conference telephone or similar communications equipment as long as all directors participating in the meeting can hear one another, and any such participation shall constitute presence in person at the meeting.

3.7.7 Waiver of Notice. The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as action taken at a meeting regularly called and noticed if all the directors are present and sign a written waiver of notice and consent to holding such meeting, or if a majority of the directors are present and all directors either before or after the meeting, sign a written waiver of notice, or a consent to holding the meeting, or an approval of the minutes thereof. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting need not be given to a director who attends the meeting without protesting the lack of notice to such director, either prior thereto or at the commencement of such meeting.

3.7.8 Quorum Requirements. A majority of the exact number of authorized directors fixed in, or by the Board of Directors pursuant to Section 3.2.1, shall be necessary to constitute a quorum for the transaction of business (other than to adjourn) and the action of a majority of the directors present at a meeting duly held at which a quorum is present shall be valid as the act of the Board oaf Directors unless et greater number is required by the Articles of Incorporation, these Bylaws, or the California General Corporation Law. A meeting at which a quorum initially is present may continue to transact business, notwithstanding the withdrawal of one or mare directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

3.7.9 Adjourned Meetings. A majority of the directors present, whether or not a quorum, may adjourn from time to time by fixing a new time and place prior to taking adjournment, but if any meeting is adjourned for more than twenty-four
(24) hours, notice of any adjournment to another time or place shall be given, prior to the reconvening of the adjourned meeting, to any directors not present at the time the adjournment was taken.

3.8 Director Action Without a Meeting. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to that action. Each such written consent shall be filed with the minutes of the proceedings of the Board, and shall have the same force and effect as a unanimous vote of the directors.

3.9 Committees of Directors.

3.9.1 Appointment of Committees. The Board of Directors, by resolutions adopted by a majority of the authorized number of directors, shall establish such committees as may be necessary to comply with rules or regulations of the Superintendent of Banks of the State of California, and it may establish one or more such other committees as it may deem necessary or appropriate. Each such committee shall consist of two or more directors and shall serve at the pleasure of the Board. The Board may also designate one or more alternate directors to replace any absent committee members at any meeting of a committee.

Such committees shall include, but need not be limited to, an Executive Committee, a Loan Committee, an Investment Committee, an Audit Committee, a Trust Investment Committee and a Trust Audit Committee. The Board of Directors may delegate to any such committee any of the powers and authority of the Board of Directors in the business and affairs of the Corporation, except those powers specifically reserved to the Board of Directors by the provisions of Section 311 of the California General Corporation Law and such other powers as may be permitted or required by applicable state or federal law or regulation, including without limitation the rules and regulations of the California Superintendent of Banks, to be exercised solely by the Board of Directors.

3.9.2 The Executive Committee. There shall be a standing Committee of this Corporation known as the Executive Committee, appointed annually by the Board, consisting of at least three (3) and no more than five (5) Directors including the Chairperson of the Board and the President. The function of this Committee, subject to the Board, shall be to meet between regularly scheduled meetings of the full Board to dispose promptly of routine matters or matters pertaining to
Section 7 of these Bylaws. The Executive Committee shall have the authority of the Board, except with respect to:

A. Approval of any action which requires shareholders' approval or approval of outstanding shares.

B. Filling of vacancies on the Board or in any Committee.

C. Fixing of compensation of the Directors for serving on the Board or on any Committee.

D. The amendment or repeal of Bylaws or the adoption of new Bylaws.

E. The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable.

F. A distribution to the shareholders of the Corporation except at a rate or in a periodic amount or within a rate or in a periodic amount or within a price range determined by the Board.

G. The appointment of other committees of the Board or the members thereof.

No committee shall have the power to take final action with respect to any foregoing matter, but the Executive Committee may review and present any such matter to the Board with a recommendation for adoption.

3.9.3 Other Committees. In addition to the above, the Board may appoint, from time to time, such other committees of the Corporation, which may but need not be limited to members of the Board of Directors, for such purposes as the Board may determine; provided, however, that any such committee which is composed in whole or in part of nondirectors shall be authorized only to present matters to the Board with recommendations for action, but shall not have authority of the Board to act without subsequent specific action and approval on the part of the Board.

3.9.4 Meetings and Actions of Committees. Meetings of committees shall be held and actions of committees shall be taken in the same manner as is provided by these Bylaws for meetings of directors, except that the time of regular meetings of committees may be determined either by resolution of the Board of Directors or by the members of the committee. Alternate committee members shall be entitled to attend all committee meetings and to receive notice of special meetings of the committee. The Board of Directors may adopt rules for the governing of any committee not inconsistent with the provisions of these Bylaws.

4. OFFICERS OF THE CORPORATION.

4.1 Principal Officers. The principal officers of the Corporation shall consist of a President, a Secretary and a Chief Financial Officer. At the discretion of the Board of Directors, the Corporation may also appoint a Chairperson of the Board, a Vice Chairperson of the Board, one or more Vice-Presidents or Assistant Vice-Presidents, and such subordinate officers pursuant to Section 4.3 of these Bylaws as the Board may deem appropriate.

4.2 Election Qualification and Tenure.

4.2.1 Election of Officers. After their election, the Board of Directors shall meet and organize by electing a Chairperson of the Board, a President, a Secretary and a Chief Financial Officer, and such additional officers provided by these Bylaws as the Board of Directors shall determine to be appropriate. Any two or more offices may be held by the same person. The Chairperson and the President shall be members of the Board of Directors, and any other officers may be, but need not be, members of the Board of Directors.

4.2.2 Term of Employment. Each officer of this Corporation shall serve at the pleasure of the Board of Directors, subject, however, to any rights of an officer under any contract of employment with the Corporation.

4.3 Subordinate Officers. Subordinate officers, including Assistant Vice-Presidents, Assistant Secretaries, Treasurers and Assistant Treasurers, Trust Officers, Assistant Cashiers, Managers and Assistant Managers of Branches, and such other officers or agents as the business of the Corporation may require, may from time to time be appointed by the Board of Directors, the President, or by any officer empowered to do so by the Board of Directors, and shall have such authority and shall perform such duties as are provided in the Bylaws or as the Board of Directors or the President may from time to time determine.

4.4 Resignation and Removal of Officers.

4.4.1 Removal. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer appointed by the Board of Directors, by any officer upon whom the power of removal has been conferred by the Board of Directors.

4.4.2 Resignation. Any officer may resign at any time by giving written notice to the Board of Directors or to the President, or to the Secretary or an Assistant Secretary of the Corporation. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and unless otherwise specified in the notice, the acceptance of such resignation shall not be necessary to make it effective.

4.4.3 Contractual Obligations. The resignation or removal of art officer shall not prejudice the rights of the Corporation or of the officer under any contract of employment between the officer and the Corporation.

4.5 Vacancies in Offices. Any vacancy in an office occurring because of (death, resignation, removal, disqualification or any other cause may be filled by the Board of Directors at any regular or special meeting of the Board, or in such manner as may otherwise be prescribed in the Bylaws for regular appointment to the vacant office.

4.6 Responsibilities of Officers.

4.6.1 Chairperson of the Board. The Chairperson of the Board shall preside at all meetings of the shareholders and of the Board of Directors, and shall have such other powers and duties as from time to time shall be prescribed by the Board of Directors. If there is no President, the Chairperson of the Board, if any, shall be the Chief Executive Officer and general manager of the Corporation and shall have the powers and duties prescribed in Section 4.6.2, below.

4.6.2 President. The President shall be the general manager of the Corporation and, subject to the control of the Board of Directors, shall be the chief executive officer of the Corporation and shall have general supervision, direction and control of the business and officers of the Corporation. In the absence of the Chairperson of the Board, or if there be none, the President shall preside at all meetings of the shareholders and of the Board of Directors, but shall have no vote at any such meetings unless the President is also a director. The President shall have the general powers and duties of management customarily vested in the office of President of a corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors.

4.6.3 Chief Financial Officer. The Chief Financial Officer shall have such powers and perform such duties as may be prescribed by the Board of Directors and the President and shall, in addition:

A. Keep and maintain or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares;

B. Deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors; and

C. Disburse the funds of the Corporation as may be ordered by the Board of Directors, and render to the President and the directors, whenever they so request, an account of all transactions as Chief Financial Officer and of the financial condition of the Corporation.

4.6.4 Trust Officer. There shall be an officer of this Corporation whose duties shall be to manage, supervise, and direct all the activities of the Toast Division. Such person shall do or cause to be done all things necessary or proper in carrying on the business of the Trust Division in accordance with provisions of California State Laws and applicable regulations and shall act pursuant to opinion of counsel where such opinion is (deemed necessary. Opinions of counsel shall be retained on file in connection with all important matters pertaining to fiduciary activities. The Trust Officer shall be responsible for all assets and documents held by the Corporation in connection with fiduciary matters.

4.6.5 Executive Officers. The Board may appoint one or more Executive Officer who will have at least the title of Executive Vice President or Senior Vice President. In the absence or the disability of the President, the Executive Officer in order of his/her rank as fixed by the Board, or if no such designation is made by the Board of Directors, or the Bylaws, the Executive Officer designated by the President shall perform the duties and exercise the powers of the President, and shall perform such other duties and have such other powers as the Board shall prescribe.

4.6.6 Vice-Presidents. In the absence or the disability of the President, and the Chairperson of the Board, if any, the Vice-Presidents, in order of their rank as fixed by the Board of Directors, or if not ranked, the Vice-President designated by the President, shall perform the duties and exercise the powers of the President and when so acting shall have all of the powers of and shall be subject to all of the restrictions upon the President. The Vice-Presidents shall perform such other duties and have such other powers as the Board of Directors and the President shall prescribe.

4.6.7 Secretary. The Secretary shall have such powers and shall perform such duties as may be prescribed by the Board of Directors and the President and shall, in addition:

A. Keep, or cause to be kept, at the principal executive office or such other place as the Board of Directors may order, a book of all minutes of all of the proceedings of its shareholders and the Board of Directors and committees of the Board, with the time and place of holding of meetings, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof;

B. Keep, or cause to be kept, at the principal executive office or at the office of the Corporation's transfer agent, at share register or a duplicate share register, showing classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation; and

C. Give, or cause to be given, notice of all the meetings of the shareholders and of the Board of Directors required by the Bylaws or by law to be given; and

D. Keep the seal of the Corporation if one be adopted, and affix the seal to all documents requiring a seal.

4.6.8 Assistant Secretary. The Assistant Secretary, if provided for and appointed, shall have all the rights, duties, powers and privileges of the Secretary and may act in the place and stead of the Secretary whenever necessary or desirable.

4.6.9 Auditor. The Board of Directors shall appoint an Auditor who is solely responsible to the Board and who shall from time to time examine the various departments of the Bank, verify its assets and liabilities, and compare the same with the balance on the General Ledger for the purpose of ascertaining whether or not the books are correctly kept and maintained, and further, that the condition of the Bank corresponds therewith.

5. COMPENSATION; INDEMNIFICATION; FIDELITY BOND

5.1 Directors' Fees and Expenses.

5.1.1 Compensation. Directors and committee members may receive such compensation, if any, for their services, and may be reimbursed for expenses incurred by them on behalf of the Corporation, in the manner and to the extent provided in resolutions duly adopted by the Board of Directors.

5.1.2 Officer Compensation. This Section 5.1 shall not, preclude any director from also serving as an officer, employee or agent of the Corporation and receiving compensation from the Corporation for such services.

5.2 Compensation of Officers. The compensation of the officers of the Corporation shall be fixed from time to time by the Board of Directors or by the President, subject to any rights of the officer pursuant to any employment contract between that officer and the Corporation.

5.3 Indemnification of Agents.

5.3.1 Right to Indemnify. The Corporation shall have the power and authority to indemnify any director, officer, committee member or other representative, employee or agent of the Corporation (as that latter term is defined in Section 317 of the California General Corporation Law) in the manner and to the maximum extent provided in Section 317 of the California General Corporation Law. The indemnification provided for by this Section shall not be deemed exclusive of any other rights which those seeking indemnification may have including, but not limited to, any rights granted under any agreement, insurance policy, or a vote of shareholders or disinterested directors.

5.3.2 Liability Insurance. The Corporation shall have the power to purchase and maintain insurance on behalf of any of its directors, officers, employees or agents insuring against liability asserted against or incurred by any such person in such capacity, whether or not the Corporation would be empowered to indemnify such person under the provisions of this Section 5.

5.3.3 Fidelity Bond. Each officer and employee of this Corporation shall give bond of suitable amount with security to be approved by the Board of Directors, conditioned for the honest and faithful discharge of the duties of such officer or employee. At the discretion of the Board, such bonds may be schedule or blanket form, and the premiums shall be paid by the Corporation. The amount of such bonds, the form of coverage, and the name of the company providing the surety therefore shall be reviewed by the Board each year at the first regular meeting of the Board following the Organization meeting of the new board or upon the annual renewal date of the band. Action shall be taken by the Board at that time approving the amount of the bond to be provided for the ensuing year.

6. CORPORATE RECORDS AND REPORTS

6.1 Corporate Records. The Corporation shall keep and maintain all of the books and records required by this Section 6.1.

6.1.1 Record of Shareholders. A record of shareholders of the Corporation, giving the names and addresses of all shareholders and the number and class of shares held by each of them, shall be kept at the Corporation's principal executive office, or at the office of its transfer agent or registrar if one be appointed. The records of the Corporation's shareholders shall be open to the shareholders for inspection in the manner and to the extent provided by
Section 1600 of the California General Corporation Law.

6.1.2 Corporate Bylaws. The original or a copy of these Bylaws, as amended to date, shall be kept at the principal executive office of the Corporation or, if such office is not in the State of California, at its principal business office in California, and shall be open to inspection by the shareholders at any reasonable time during regular business hours. If the Corporation has no principal executive or business office in California, the Secretary shall furnish a copy of the Bylaws, as amended to date, to any shareholder who makes a written request to inspect the Bylaws.

6.1.3 Minutes and Accounting Records. Accounting books and records of the business and properties of the Corporation, and minutes of the proceedings of its shareholders, the Board of Directors and its committees shall be kept at the principal executive office of the Corporation or at such other location as may be fixed by the Board of Directors from time to time. All such minutes, accounting books and records shall be open to inspection upon the written request of a shareholder at any reasonable time during regular business hours for a purpose reasonably related to the interests of the requesting shareholder in accordance with the provisions of Section 1601 of the California General Corporation Law.

6.2 Inspection of Books and Records.

6.2.1 Inspection by Directors. Every director shall have the absolute right to inspect all books, records and documents of the Corporation and each of its subsidiaries, and to inspect their respective properties, in the manner provided by Section 1602 of the California General Corporation Law.

6.2.2 Exercise of Inspection Right. Shareholders and directors may exercise their right of inspection either in person or by an agent or attorney acting on their behalf. The right to inspect any records or books of the Corporation shall include also the right to copy and to make extracts of such books and records.

6.3 Annual Report to Shareholders. If at any time and for so long as the Corporation shall have more than 100 shareholders of record (determined as provided in Section 605 of the General Corporation Law), the Board of Directors of the Corporation shall cause an annual report to be prepared and delivered to shareholders in accordance with the provisions of Section 1501 of the California General Corporation Law, within the time frame required by that Section. If no annual report for a previous fiscal year was sent to shareholders, the Corporation shall, upon the written request of any shareholder made more than 120 days after the close of that fiscal oar, deliver or mail to the person making the request within 30 days thereafter the financial statements required by Section 1501(a) of the California General Corporation Law.

6.4 Financial Statements.

6.4.1 Right to Obtain Financial Statement. Upon the written request of any one or more shareholders holding at least five percent (5%) of the outstanding shares of any class of its stock, the Corporation shall furnish an income statement for the Corporation's most recent fiscal year ended more than one hundred and twenty (120) days prior to the date of the request, and for the most recent interim quarterly or semiannual period ended more than thirty (30) days prior to the date of the request. The Chief Financial Officer shall cause the requested income statements to be prepared, if not previously prepared, and delivered to any requesting shareholder entitled to do so within thirty (30) days after receipt of any such request.

6.4.2 Contents of Financial Statement. If an annual report for the last fiscal year has not been sent to shareholders, the income statement prepared by the Corporation at the request of shareholders entitled to do so shall be accompanied by a balance sheet as of the end of that period and a statement of changes in financial position for the fiscal year.

6.5 Audit. The quarterly income statements and balance sheets referred to in Sections 6.3 and 6.4, above, shall be accompanied by the report, if any, of any independent accountants engaged by the Corporation or by a certificate of an authorized officer of the Corporation that the income statements and balance sheets were prepared without audit from the books and records of the Corporation.

7. EMERGENCY PREPAREDNESS

7.1 Emergency Procedures. The following emergency bylaws shall be operative during any emergency resulting from an attack on the United States or on a locality in which the corporation conducts its business or customarily holds meetings of its Board of Directors or its stockholders, or during any nuclear or atomic disaster, or during the existence of any catastrophe, or other similar emergency condition, as a result of which a quorum of the Board of Directors or a standing committee thereof cannot readily be convened for action.

7.1.1 Meeting of Board. A meeting of the Board of Directors or any committee thereof may be called by an officer or director giving notice only to such of the directors or members as it m be feasible to reach at the time and by such means as may be feasible at the time, including publication or radio.

7.1.2 Quorum Requirements. During such an emergency, the quorum requirement for all meeting of the Board of Directors and any committee shall be one-third of the members, subject to the provisions of Section 2.

7.1.3 Board Vacancies. During such an emergency, vacancies on the Board of Directors may be filled as follows:

A. By majority vote of the members of a meeting where a quorum is present; or

B. If no such meeting can be held because a quorum cannot be assemble, then those members who can assemble may, by majority vote, elect new members.

C. If but one member can be found, then he may appoint new members.

D. If no member can be found, then the Chief Executive Officer or Acting Chief Executive Officer may appoint new members.

7.1.4 Acting Chief Executive Officer. During such an emergency, during any period the Chief Executive becomes incapacitated, cannot be located, or otherwise is unable to perform his duties, succession to the powers of the Chief Executive Officer as Acting Chief Executive Officer shall occur in the following order:

A. Executive Vice President

B. Priority within rank shall be set by seniority in the ranking office; should seniority in office date from the same day, then seniority of age shall be determinative.

7.1.5 Authority of Chief Executive Officer. Subject to the powers of the Board of Directors or Executive Committee as provided herein, during such an emergency the Chief Executive Officer or Acting Chief Executive Officer shall have all authority necessary to protect the interest of the organization and shall also have such additional express powers as may be determined by the Board of Directors.

7.1.6 Application of Regular Bylaws. To the extent not inconsistent with this emergency bylaw, the bylaws shall remain in effect during any emergency, and upon its termination this emergency bylaw shall cease to be operative and the authority to act as an officer or director shall be determined by other bylaws, except that directors elected or appointed pursuant to this bylaw shall remain as directors to the extent that vacancies have been caused by death or incapacity of regular directors until their successors have been appointed or elected.

7.1.7 Termination of Emergency Status. Any emergency condition which causes this bylaw to become operative shall be deemed to be terminated whenever the following conditions are met:

A. The emergency directors determine at a meeting that the emergency condition is over; or

B. A majority of the directors elected or appointed pursuant to the regular bylaws holds a meeting and determines the emergency condition to be over.

7.2 Power of Board to Delegate Authority. During such emergency the Board shall have the power, in the absence or disability of any officer, or upon the refusal of any officer to act, to delegate and prescribe such officer's powers and duties to any other officer, or to any Director. In the event of a state of emergency of sufficient severity to prevent the conduct and management of the affairs and business of this Corporation by its Directors and officers as contemplated by these Bylaws, any two (2) or more available members of the then incumbent Executive Committee shall constitute a quorum of that committee for the full conduct and management of the affairs and business of this Corporation in accordance with these Bylaws and in addition, such committee shall be empowered to exercise all the powers reserved for the Trust Audit & Investment committees. In the event of the unavailability, at such time, of a minimum of two (2) members of the then incumbent Executive Committee, any three (3) available Directors shall constitute the Executive Committee for the full conduct and management of the affairs and business of this Corporation in accordance with the foregoing provisions of this Section. The power bestowed on the Executive Committee is limited to the absence of a quorum of the Board of Directors during a time of emergency or disaster. Notwithstanding the foregoing, the powers of any Committee of the Board shall be subject to the restrictions and limitations of Section 311 of the California Corporations Code.

7.3 Emergency Office Locations. The office of the bank in which business shall be conducted shall be the head office located at 20 East Carrillo Street, Santa Barbara, California and at any other legally authorized location which may be leased or acquired by this bank to carry on its business. During an emergency resulting in an authorized place of business of this bank being unable to function, the business ordinarily conducted at such location shall be relocated elsewhere in suitable quarters, in addition to or in lieu of the location previously mentioned, as may be designated by the Board of Directors or the Executive Committee or by such persons as are then, in accordance with resolutions adopted from time to time by the Board of Directors dealing with the exercise of authority in time of such emergencies, conducting the affairs of this bank. Any temporarily relocated place of business of this bank shall be returned to its legally authorized location as soon as practicable and such temporary place of business shall then be discontinued. Any such office closing and/or emergency relocation shall be conducted in accordance with the applicable provisions of the California Financial Code, and the regulations of the Superintendent of banks promulgated thereunder, including specifically but without limitation, the provisions of the Bank Extraordinary Situation Closing Act (California Financial Code Section 3600, et. seq.).

8. CERTIFICATES AND TRANSFER OF SHARES

8.1 Certificates for Shares.

8.1.1 Form of Certificate. Certificates for shares shall be in such form as the Board of Directors may prescribe, certifying the number of shares and the classes or series of shares owned by the shareholder, and containing a statement setting forth the office or agency of the Corporation from which the shareholder may obtain, upon request and without charge, a copy of the statement of any rights, preferences, privileges, and restrictions granted to or imposed upon each class or series of shares authorized to be issued and upon the holders thereof, and any other legend or statement as may be required by Section 418 of the California General Corporation Law and the Federal and California corporate securities laws. Notwithstanding the foregoing provisions of this Section 7.1.1, the Board of Directors may adopt a system of issuance, recordation and transfer of the Corporation's shares by electronic or other means not involving any issuance of certificates, provided such system complies with the California General Corporation Law.

8.1.2 Officer Signatures. Every certificate for shares shall be signed in the name of the Corporation by the Chairperson of the Board or by the President or Vice-President and the Chief Financial Officer or Assistant Chief Financial Officer or the Secretary or an Assistant Secretary. Any or all of the signatures on the certificate may be by facsimile.

8.2 Transfer of Shares on Books. Upon surrender to the Secretary or an Assistant Secretary or to the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

8.3 Lost or Destroyed Certificates. A new certificate may be issued without the surrender and cancellation of a prior certificate that is lost, apparently destroyed or wrongfully taken when: (a) the request for the issuance of a new certificate is made within a reasonable time after the owner of the prior certificate has notice of its loss, destruction or theft; and (b) such request is received by the Corporation prior to its receipt of notice that the prior certificate has been acquired by a bona fide purchaser; and (c) the owner of the prior certificate gives an indemnity bond or other adequate security sufficient in the judgment of the Board of Directors to indemnify the Corporation against any claim, expense or liability resulting from the issuance of a new certificate. Upon the issuance of a new certificate, the rights and liabilities of the Corporation, and of the holders of the old and new certificates, shall be governed by the provisions of Sections 8104, 8404 and 8405 of the California Commercial Code.

8.4 Transfer Agent and Registrars. The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, which shall be banks or trust companies, either domestic or foreign, at such times and places as the Board of Directors determines to be appropriate.

9. GENERAL CORPORATE AND MISCELLANEOUS MATTERS

9.1 Corporate Seal. The Board of Directors may, in its discretion, adopt a corporate seal, circular in form and having inscribed thereon the name of the Corporation and the date and state of its incorporation.

9.2 Record Date. The Board of Directors may fix, in advance, a record date for the purpose of determining shareholders entitled to notice of and to vote at any meeting of shareholders, to consent to corporate action in writing without a meeting, to receive any report, to receive any dividend or other distribution or allotment of any right, to exercise rights with respect to any change, conversion or exchange of shares, or to exercise any rights with respect to any other lawful action. The record date so fixed shall not be more than sixty (60) days prior to any event for the purpose for which it is fixed, and shall not be less than ten (10) days prior to the date of any meeting of the shareholders. If no such record date is fixed by the Board of Directors, then the record date shall be that date prescribed by Section 701 of the California General Corporation Law.

9.3 Voting of Shares in Other Corporations. Shares standing in the name of this Corporation may be voted or represented and all rights incident thereto may be exercised on behalf of the Corporation by the President or, if he is unable or refuses to act, by a Vice-President or by such other person as the Board of Directors may designate.

9.4 Definitions and Interpretation. Unless the context requires otherwise, these Bylaws and the words and phrases included in them shall be construed and interpreted in accordance with the general provisions, rules of construction and definitions in the California general Corporation Law. Unless expressly provided otherwise, every reference in these Bylaws to the provisions of the California General Corporation Law shall refer to such provisions as they exist from time to time, or to any successor provision thereto.

9.5 Banking Hours. The Management of the Corporation shall have the authority as delegated by the Board to set the banking hours of this Corporation as deemed necessary to perform the necessary functions, in conformance with all applicable laws and regulations of the United States and the State of California.

9.6 Execution of Instruments. All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the Corporation by the Chairperson of the Board President, or any Executive Officer, or the Secretary, or the Chief Financial Officer, or, if in connection with exercise of fiduciary powers of this Corporation, by any of said officers or by any Trust Officer. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such manner and by such other officers as the Board may from time to time direct.

9.7 Trust Records. There shall be maintained in the Trust Division a file containing (a) original instruments creating each trust, or properly authenticated copies thereof, (b) properly receipted vouchers evidencing payments and distributions under each trust, (c) properly evidenced reports to courts or other accounting for trusts, and (d) copies of all court orders in connection with trust matters.

10. AMENDMENT TO BYLAWS

10.1 Amendments By Shareholders. These Bylaws may be repealed or amended, or new Bylaws may be adopted, by the affirmative vote of a majority of the outstanding shares entitled to vote, or by the written consent of shareholders entitled to vote such shares, subject however, to the restrictions on such amendments imposed by the California General Corporation Law, other applicable state or federal law, the Articles of Incorporation, or other provisions of these Bylaws.

10.2 Amendment By Directors. Subject to the right of shareholders as provided in
Section 9.1 to adopt, amend or repeal Bylaws, and subject to Section 212 of the California Corporations Code, the Board of Directors may adopt, amend or repeal Bylaws; provided, however, that no Bylaw or amendment changing the maximum or minimum number of directors of the corporation, or changing the number of authorized directors from a fixed to a variable number or vice versa, shall be adopted other than in the manner provided by Section 3.2 of these Bylaws.

10.3 Record of Amendments. Any amendment or new Bylaw adopted by the shareholders or the Board of Directors shall be copied in the appropriate place in the minute book with the original Bylaws, and the repeal of any Bylaw shall be entered on the original Bylaws together with the date and manner of such repeal. The original or a copy of the Bylaws as amended to date shall be open to inspection by the shareholders at the Corporation's principal office in California at all reasonable times during office hours.

10.4 Filing of Amendments. A copy of any amendment to these Bylaws, certified by the Corporate Secretary or Assistant Secretary, shall be forwarded for filing to the California Superintendent of Banks immediately after adoption. Any such amendment shall become effective only after approved by the Superintendent, pursuant to Section 601 of the California Finance Code.


ERTIFICATE OF SECRETARY


KNOW ALL PERSONS BY THESE PRESENTS:


The undersigned, being the Secretary of SANTA BARBARA BANK & TRUST, a California corporation (the "Corporation"), does hereby certify that the foregoing Bylaws were duly adopted by the Board of Directors of the Corporation at a meeting thereof duly called and held on the 24th day of April , 2001.


IN WITNESS WHEREOF, the undersigned has executed this certificate and affixed the seal of the Corporation on this _26th day of _April, 2001.




Carol Kelleher, Assistant Corporate Secretary


(SEAL)

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

       /s/ William S.  Thomas, Jr.

       William S.  Thomas, Jr.                     May 14, 2001
          President &
          Chief Executive Officer

       /s/ Donald Lafler

       Donald Lafler                               May 14, 2001
          Executive Vice President &
          Chief Financial Officer