Form 10-Q
period 2001-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2001-08-13
CIK 357264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File No.: 0-11113

PACIFIC CAPITAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	95-3673456

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 E. Carrillo Street, Suite 300 Santa Barbara, California	93101

(Address of principal executive offices)	(Zip Code)

(805) 564-6300

(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Common Stock - As of August 7, 2001 there were 26,635,953 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
Consolidated Balance Sheets June 30, 2001 and December 31, 2000

Consolidated Statements of Income Three and Six Month Periods Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows Three and Six Month Periods Ended June 30, 2001 and 2000

Consolidated Statements of Comprehensive Income Three and Six Month Periods Ended June 30, 2001 and 2000

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

SIGNATURES

PART 1

FINANCIAL INFORMATION
PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands except stated value)

	June 30,	December 31,
	2001	2000

Assets:
Cash and due from banks	$154,001	$176,274
Federal funds sold and securities purchased under agreement to resell	65,000	19,500
Money market funds	-	90

Cash and cash equivalents	219,001	195,864

Securities (Note 5):
Held-to-maturity	75,259	139,294
Available-for-sale	577,230	657,505
Loans, net of allowance of $41,242 at June 30, 2001 and $35,125 at December 31, 2000 (Note 6)	2,600,442	2,481,979
Premises and equipment, net	53,590	53,013
Accrued interest receivable	20,528	25,945
Other assets (Note 7)	115,124	124,025

Total assets	$3,661,174	$3,677,625

Liabilities:
Deposits:
Noninterest bearing demand deposits	$647,722	$709,348
Interest bearing deposits	2,477,955	2,393,471

Total deposits	3,125,677	3,102,819
Securities sold under agreements to repurchase and Federal funds purchased	65,208	105,658
Long-term debt and other borrowings (Note 8)	113,062	129,658
Accrued interest payable and other liabilities	27,385	43,229

Total liabilities	3,331,332	3,381,364

Commitments and Contingencies (Note 12)
Shareholders' equity
Common stock (no par value; $0.33 per share stated value; 60,000 authorized; 26,639 outstanding at June 30, 2001 and 26,481 at December 31, 2000)	8,881	8,828
Surplus	120,179	115,664
Accumulated other comprehensive income (Note 9)	6,529	4,472
Retained earnings	194,253	167,297

Total shareholders' equity	329,842	296,261

Total liabilities and shareholders' equity	$3,661,174	$3,677,625

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars in thousands except per share amounts)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	June 30,		June 30,
	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$56,234	$49,674	$135,422	$114,437
Interest on securities	10,288	12,475	21,586	23,814
Interest on Federal funds sold and securities
purchased under agreement to resell	1,430	3,236	4,888	8,099
Interest on commercial paper	570	1,248	842	1,466

Total interest income	68,522	66,633	162,738	147,816

Interest expense:
Interest on deposits	22,723	24,504	48,123	48,717
Interest on securities sold under agreements to repurchase and Federal funds purchased	712	928	2,419	1,599
Interest on other borrowed funds	2,077	1,813	4,917	3,904

Total interest expense	25,512	27,245	55,459	54,220

Net interest income	43,010	39,388	107,279	93,596

Provision for credit losses	3,358	2,228	15,226	7,951

Net interest income after provision for credit losses	39,652	37,160	92,053	85,645

Other operating income:
Service charges on deposits	3,298	2,685	6,294	5,208
Trust fees	3,188	3,373	6,586	7,210
Other service charges, commissions and fees, net	6,354	4,438	22,259	14,253
Net gain (loss) on securities transactions	1	1	3	(498)
Other operating income	1,372	848	3,447	1,591

Total other income	14,213	11,345	38,589	27,764

Other operating expense:
Salaries and benefits	17,877	14,857	36,718	30,591
Net occupancy expense	2,944	2,600	5,601	5,484
Equipment expense	2,016	1,681	4,070	3,307
Other expense	12,711	10,202	27,255	20,935

Total other operating expense	35,548	29,340	73,644	60,317

Income before income taxes	18,317	19,165	56,998	53,092
Applicable income taxes	6,819	7,108	22,448	20,647

Net income	$11,498	$12,057	$34,550	$32,445

Earnings per share - basic (Note 2)	$0.43	$0.46	$1.30	$1.23
Earnings per share - diluted (Note 2)	$0.43	$0.45	$1.29	$1.22

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	For the Three-Month		For the Six-Month
	Periods Ended		Periods Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net income	$11,498	$12,057	$34,550	$32,445

Other comprehensive income, net of tax (Note 9):
Unrealized loss on securities:
Unrealized holding gains arising during period	(141)	1,342	3,035	1,788
Less: reclassification adjustment for gains (losses) included in net income	1	1	3	(498)
Unrealized loss on interest rate swaps:
Cumulative effect of accounting change	—	—	(589)	—
Arising during period	49	—	(392)	—

Other comprehensive income	(91)	1,343	2,057	1,290

Comprehensive income	$11,407	$13,400	$36,607	$33,735

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six-Month
	Periods Ended June 30,
	2001	2000

Cash flows from operating activities:
Net Income	$34,550	$32,445
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,356	3,844
Provision for loan and lease losses	15,226	7,951
Net amortization of discounts and premiums for securities and commercial paper	(3,599)	(5,072)
Net change in deferred loan origination fees and costs	(1,186)	230
Net (gain) loss on sales and calls of securities	(3)	498
Change in accrued interest receivable and other assets	15,116	(6,951)
Change in accrued interest payable and other liabilities	(15,844)	7,570

Net cash provided by operating activities	49,616	40,515

Cash flows from investing activities:
Proceeds from call or maturity of securities	181,784	79,319
Purchase of securities	(33,871)	(198,438)
Proceeds from sale of securities	-	47,378
Proceeds from maturity of commercial paper	199,343	136,930
Purchase of commercial paper	(199,343)	(160,484)
Net increase in loans made to customers	(132,503)	(116,006)
Purchase or investment in premises and equipment	(4,675)	(11,914)

Net cash used in investing activities	10,735	(223,215)

Cash flows from financing activities:
Net increase in deposits	22,858	326,108
Net decrease in borrowings with maturities of 90 days or less	(40,450)	2,477
Proceeds from other borrowings and long-term debt	3,686	23,067
Payments on other borrowings and long-term debt	(20,282)	(12,317)
Proceeds from issuance of common stock	4,568	39
Dividends paid	(7,594)	(9,340)

Net cash used in financing activities	(37,214)	330,034

Net increase in cash and cash equivalents	23,137	147,334
Cash and cash equivalents at beginning of period	195,864	141,182

Cash and cash equivalents at end of period	$219,001	$288,516
Supplemental disclosure:

Cash paid for the three months ended:
Interest	$54,339	$55,150
Income taxes	$13,126	$19,582

See accompanying notes to consolidated condensed financial statements.

Pacific Capital Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

June 30, 2001
(Unaudited)

1.             Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB") and its affiliates South Valley National Bank ("SVNB") and San Benito Bank ("SBB"), and Pacific Capital Commercial Mortgage, Inc.  ("PCCM").  At the close of business May 31, 2001, Los Robles Bank, acquired by Bancorp on June 30, 2000, was merged into SBB&T. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries.  "Bancorp" will be used to refer to the parent company only.  Material intercompany balances and transactions have been eliminated.

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

The computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000, was as follows (shares and net income amounts in thousands):

	Three-month Period		Six-Month Period
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share

Ended June 30, 2001
Numerator — Net Income	$11,498	$11,498	$34,550	$34,550

Denominator — weighted average shares outstanding	26,615	26,615	26,577	26,577
Plus: net shares issued in assumed stock option exercises		134		152

Diluted denominator		26,749		26,729

Earnings per share	$0.43	$0.43	$1.30	$1.29
Ended June 30, 2000
Numerator — Net Income	$12,057	$12,057	$32,445	$32,445

Denominator — weighted average shares outstanding	26,348	26,348	26,325	26,325
Plus: net shares issued in assumed stock option exercises		207		244

Diluted denominator		26,555		26,569

Earnings per share	$0.46	$0.45	$1.23	$1.22

3.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements.  However, the results of operations for the three-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.  Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001.

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

4.             Acquisitions

Los Robles Bancorp

After the close of business on June 30, 2000, the Company acquired Los Robles Bancorp ("LRBC"), holding company of LRB, for $32.5 million.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired	$14,149
Goodwill	18,351

Purchase consideration	$32,500

The purchased goodwill, included in other assets on the balance sheet as of June 30, 2001 and December 31, 2000, is being amortized over 15 years.  Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected.  In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded.  For purposes of reporting cash flows, the securities, loans, and deposits acquired during this transaction are included within purchases of securities, net increase in loans made to customers, and net increase in deposits, respectively.

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

(unaudited)	Three Months Ended	Six Months Ended
(dollars in thousands,	June 30, 2000	June 30, 2000
except per share amounts)

Interest income	$70,145	$154,697
Interest expense	28,147	55,996

Net interest income	41,998	98,701
Provision for credit losses	2,348	8,191
Noninterest income	12,916	29,689
Noninterest expense	32,213	64,963

Income before provision for income taxes	20,353	55,236
Provision for income taxes	7,582	21,469

Net income	$12,771	$33,767

Basic earnings per share	$0.48	$1.28

Weighted average shares assumed to be outstanding	26,348	26,325

Diluted earnings per share	$0.48	$1.27

Weighted average shares assumed to be outstanding	26,555	26,569

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisition actually been transacted on January 1, 2000.

San Benito Bank

After the close of business on July 31, 2000, the Company merged with San Benito Bank of Hollister, California.  Under the terms of the merger, SBB shareholders received 0.605 shares of the company's stock for each share of SBB common stock.  This transaction was accounted for using the pooling-of-interest method of accounting.  Simultaneously with the merger of the Company and SBB, SBB was merged with and into FNB.  SBB will continue to operate under its existing name as an affiliate of FNB.  Under the pooling-of-interests method of accounting, the assets and liabilities of the two parties are combined together for each period presented in the financial statements as if the merger had occurred as of the beginning of the earliest period presented.

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

	Held-to-	Available-
(in thousands)	Maturity	for-Sale	Total

June 30, 2001 Amortized cost:

In one year or less	$12,893	$141,056	$153,949
After one year through five years	15,633	322,993	338,626
After five years through ten years	9,768	26,752	36,520
After ten years	36,965	73,277	110,242

Total Securities	$75,259	$564,078	$639,337

Estimated market value:
In one year or less	$13,191	$142,890	$156,081
After one year through five years	17,376	329,640	347,016
After five years through ten years	11,151	27,285	38,436
After ten years	42,737	77,415	120,152

Total Securities	$84,455	$577,230	$661,685

December 31, 2000 Amortized cost:

In one year or less	$31,869	$154,940	$186,809
After one year through five years	47,624	409,528	457,152
After five years through ten years	18,232	21,214	39,446
After ten years	41,569	63,834	105,403

Total Securities	$139,294	$649,516	$788,810

Estimated market value:
In one year or less	$31,981	$155,035	$187,016
After one year through five years	49,534	412,430	461,964
After five years through ten years	19,339	21,332	40,671
After ten years	47,588	68,708	116,296

Total Securities	$148,442	$657,505	$805,947

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value

June 30, 2001
Held-to-maturity:
U.S. Treasury obligations	$2,500	$7	$-	$2,507
U.S. agency obligations	-	-	-	-
Mortgage-backed securities	496	18	-	514
State and municipal securities	72,263	9,171	-	81,434

Total held-to-maturity	75,259	9,196	-	84,455

Available-for-sale:
U.S. Treasury obligation	121,247	2,960	-	124,207
U.S. agency obligations	191,568	5,107	(6)	196,669
Mortgage-backed securities	147,375	1,895	(1,407)	147,863
Asset-backed securities	12,972	5	(11)	12,966
State and municipal securities	90,916	5,045	(436)	95,525

Total available-for-sale	564,078	15,012	(1,860)	577,230

Total securities	$639,337	$24,208	$(1,860)	$661,685

December 31, 2000
Held-to-maturity:
U.S. Treasury obligations	$12,492	$33	$-	$12,525
U.S. agency obligations	28,958	1	(304)	28,655
Mortgage-backed securities	8,645	11	(134)	8,522
State and municipal securities	89,199	9,589	(48)	98,740

Total held-to-maturity	139,294	9,634	(486)	148,442

Available-for-sale:
U.S. Treasury obligations	157,164	1,569	(23)	158,710
U.S. agency obligations	246,749	2,109	(338)	248,520
Mortgage-backed securities	159,231	683	(851)	159,063
Asset-backed securities	13,913	3	(25)	13,891
State and municipal securities	72,459	5,091	(229)	77,321

Total available-for-sale	649,516	9,455	(1,466)	657,505

Total securities	$788,810	$19,089	$(1,952)	$805,947

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

6.             Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows: (in thousands)

(in thousands)	June 30, 2001	December 31, 2000	June 30, 2000
Real estate:
Residential	$675,215	$586,904	$531,451
Non-residential	598,273	564,556	516,185
Construction	178,542	172,331	162,614
Commercial loans	791,929	775,365	627,873
Home equity loans	81,083	71,289	57,917
Consumer loans	170,560	205,992	175,264
Leases	129,016	129,159	108,498
Municipal tax-exempt obligations	11,001	4,102	11,484
Other loans	6,065	7,406	5,856

Total loans	$2,641,684	$2,517,104	$2,197,142

The loan balances at June 30, 2001, December 31, 2000 and June 30, 2000 are net of approximately $4,627,000, $5,813,000, and $5,571,000, respectively, in deferred net loan fees and origination costs.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required.  The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods.  The first method is to estimate the expected future cash flows and then discount them at the effective interest rate.  The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market.  The third method is to use the value of the underlying collateral.  A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan.  If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established.  The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of June 30, 2001, December 31, 2000 and June 30, 2000:

(in thousands)	June 30,	December 31,	June 30,
	2001	2000	2000

Loans identified as impaired	$12,663	$9,256	$10,414
Impaired loans for which a valuation allowance has been determined	$12,636	$9,256	$10,214
Amount of valuation allowance	$4,987	$3,260	$4,263
Impaired loans for which no valuation allowance has been determined	$27	$-	$200

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis.  The following table discloses additional information (dollars in thousands)about impaired loans for the three-month and six-month periods ended June 30, 2001 and 2000:

	Three-month Period		Six-month Period
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Average amount of recorded investment in impaired loans	$11,266	$9,244	$9,771	$8,804
Collections of interest from impaired loans and recognized as interest income	$65	$-	$81	$-

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

The valuation allowance for impaired loans of $5.0 million as of June 30, 2001 is included with the allowance for credit losses of $40.0 million in the "All Other Loans" column in the statement of changes in the allowance account for the first six months of 2001 shown below.  The amounts related to tax refund anticipation loans and to all other loans are shown separately.

	Tax Refund	All Other	Total
(in thousands)	Loans	Loans	Loans

Balance, December 31, 2000	$47	$35,078	$35,125
Provision for credit losses	7,785	7,441	15,226
Loan losses charged against allowance	(8,963)	(3,707)	(12,670)
Loan recoveries added to allowance	2,395	1,166	3,561

Balance, June 30, 2001	$1,264	$39,978	$41,242

For the quarter ended June 30, 2001:
Provision for credit losses	0	3,358	3,358
Loan losses charged against allowance	(2,711)	(2,131)	(4,842)
Loan recoveries added to allowance	413	559	972

Balance, December 31, 1999	$488	$29,940	$30,428
Provision for credit losses	3,631	4,320	7,951
Loan losses charged against allowance	(6,226)	(6,601)	(12,827)
Loan recoveries added to allowance	2,248	904	3,152

Balance, June 30, 2000	$141	$28,563	$28,704

For the quarter ended June 30, 2000:
Provision for credit losses	$0	$2,228	$2,228
Loan losses charged against allowance	(3,357)	(3,381)	(6,738)
Loan recoveries added to allowance	289	251	540

7.             Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets.  Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.  As of June 30, 2001 and December 31, 2000, the Company held some properties which it had obtained from foreclosure.  However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company had written their carrying value down to zero.

Also included in other assets on the balance sheet for June 30, 2001 and December 31, 2000, are deferred tax assets and goodwill.  In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill.  The current balance of intangibles is $31.7 million.  The purchased goodwill is being amortized over 10 and 15 year periods.

Intangible assets, including goodwill, are reviewed periodically to determine if circumstances related to their valuation have been materially affected.  In the event that the current market value is determined to be less than the current book value of the intangible asset (impairment), a charge against current earnings would be recorded.  No such impairment existed at June 30, 2001 or December 31, 2000.

8.             Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $101.0 million and $103.0 million of advances from the Federal Home Loan Bank of San Francisco at June 30, 2001 and December 31, 2000, respectively and $0 and $15.0 million of other long-term debt at June 30, 2001 and December 31, 2000, respectively.

9.             Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners.  Net income is the primary component of comprehensive income.  For the Company, the only components of comprehensive income other than net income are the unrealized gain or loss on securities classified as available-for-sale and unrealized gain or loss on derivatives qualifying for hedge accounting (Note 11).  The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

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

10.           Segment Disclosure

While the Company's products and services are all of the nature of commercial banking, the Company has eight reportable segments.  There are seven specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, Northern Region, and Los Robles Bank.  The remaining activities of the Company are reported in a segment titled "All Other".  Detailed information regarding the Company's segments is provided in Note 20 to the consolidated financial statements included in the Company's Annual Report on Form 10-K.  This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected.  Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments.  There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.  The results of operations for SBB for the three month and six month periods ended June 30, 2001 and 2000 have been included in the Northern Region because SBB was merged into FNB at the time of acquisition.  The operations of PCCM are not of sufficient size to warrant a separate segment.  Total revenues earned by PCCM in its loan brokerage business for the quarter were $50,000.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(in thousands)				Tax			Los
	Branch	Retail	Wholesale	Refund		Northern	Robles	All
	Activities	Lending	Lending	Programs	Fiduciary	Region	Bank	Other	Total

Six months ended June 30, 2001

Revenues from external customers	$6,110	$39,650	$33,917	$40,163	$6,412	$49,873	$6,731	$21,393	$204,249
Intersegment revenues	45,698	208	—	3,523	3,203	—	—	15,751	68,383

Total revenues	$51,808	$39,858	$33,917	$43,686	$9,615	$49,873	$6,731	$37,144	$272,632

Profit (Loss)	$12,082	$7,048	$6,093	$24,333	$3,721	$13,334	1,829	$(8,520)	$59,920
Interest income	42	36,775	33,044	26,051	—	44,809	6,180	19,419	166,320
Interest expense	25,626	211	3	852	2,102	16,587	1,671	8,407	55,459
Internal charge for funds	345	24,563	20,499	3,752	—	—	—	19,224	68,383
Depreciation	817	112	63	129	63	795	123	1,996	4,098
Total assets	12,793	926,679	765,521	(1,013)	1,437	1,167,330	174,719	613,708	3,661,174
Capital expenditures	—	—	—	—	—	446	26	4,202	4,674

Six months ended June 30, 2000

Revenues from External customers	$5,290	$31,055	$31,386	$25,610	$7,184	$49,727		$28,322	$178,574
Intersegment revenues	54,833	145	—	1,982	2,088	—		5,078	64,126

Total revenues	$60,123	$31,200	$31,386	$27,592	$9,272	$49,727		$33,400	$242,700

Profit (Loss)	$13,769	$6,033	$8,573	$17,083	$4,162	$14,316		$(7,850)	$56,086
Interest income	49	30,451	30,818	18,394	—	45,062		26,489	151,263
Interest expense	33,849	148	3	—	1,673	14,751		3,796	54,220
Internal charge for funds	456	19,867	18,533	3,153	—	—		22,117	64,126
Depreciation	651	95	54	71	67	1,122		1,066	3,126
Total assets	14,506	771,624	653,937	(85)	1,912	1,156,864		853,065	3,451,823
Capital expenditures	—	—	—	—	—	3,049		11,494	14,543

(in thousands)				Tax			Los
	Branch	Retail	Wholesale	Refund		Northern	Robles	All
	Activities	Lending	Lending	Programs	Fiduciary	Region	Bank	Other	Total

Three months ended June 30, 2001

Revenues from external customers	$3,248	$20,041	$16,645	$3,429	$3,073	$24,550	$3,230	$9,908	$84,124
Intersegment revenues	21,327	63	—	356	1,495	—	—	7,627	30,868

Total revenues	$24,575	$20,104	$16,645	$3,785	$4,568	$24,550	$3,230	$17,535	$114,992

Profit (Loss)	$5,301	$3,624	$3,401	$2,027	$1,834	$6,977	1,272	$(4,730)	$19,706
Interest income	19	19,051	16,045	1,410	—	21,935	2,969	9,355	70,784
Interest expense	12,085	64	1	—	904	8,097	729	3,632	25,512
Internal charge for funds	154	12,237	9,438	632	—	—	—	8,407	30,868
Depreciation	413	56	31	65	32	394	62	999	2,052
Total assets	12,793	926,679	765,521	(1,013)	1,437	1,167,330	174,719	613,708	3,661,174
Capital expenditures	—	—	—	—	—	98	22	892	1,012

Three months ended June 30, 2000

Revenues from External customers	$2,759	$15,905	$15,733	$1,388	$3,363	$25,140		$15,222	$79,510
Intersegment revenues	28,229	93	—	93	1,238	—		23,801	53,454

Total revenues	$30,988	$15,998	$15,733	$1,481	$4,601	$25,140		$39,023	$132,964

Profit (Loss)	$8,182	$3,279	$4,197	$295	$2,041	$7,177		$(4,474)	$20,697
Interest income	24	15,624	15,416	781	—	22,707		13,876	68,428
Interest expense	16,577	94	1	—	902	7,548		2,123	27,245
Internal charge for funds	208	10,141	9,363	377	—	—		33,365	53,454
Depreciation	317	49	28	43	34	578		572	1,621
Total assets	14,506	771,624	653,937	(85)	1,912	1,156,864		853,065	3,451,823
Capital expenditures	—	—	—	—	—	306		8,111	8,417

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2001	2000	2001	2000

Total revenues for reportable segments	$114,992	$132,964	$272,632	$242,700
Elimination of intersegment revenues	(30,868)	(53,454)	(68,383)	(64,126)
Elimination of taxable equivalent adjustment	(1,389)	(1,532)	(2,922)	(2,994)

Total consolidated revenues	$82,735	$77,978	$201,327	$175,580

Total profit or loss for reportable segments	$19,706	$20,697	$59,920	$56,086
Elimination of taxable equivalent adjustment	(1,389)	(1,532)	(2,922)	(2,994)

Income before income taxes	$18,317	$19,165	$56,998	$53,092

11.           New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June of 1998 and became effective for the Company as of January 1, 2001.  In accordance with the provisions of the statement, all derivatives are included at their current fair value on the balance sheet.  Interest rate swaps and interest rate caps and floors may be used to manage the Company's exposure to interest rate risks.  At June 30, 2001, the Company held interest rate swaps that met the criteria for cash flow hedges under the provisions of the statement.  A portion of the cash payments and receipts related to the swaps, along with any hedge ineffectiveness, are included in the Consolidated Statement of Income for the three months ended June 30, 2001, so as to reflect an overall fixed rate of interest on the loans.  Unrealized gains and losses resulting from changes in the fair value of the swaps are included in other comprehensive income, net of taxes.  For derivative instruments that do not meet the criteria for hedge accounting, changes in fair value are included currently in the Consolidated Statements of Income.  The adoption of this statement resulted in a cumulative negative effect to comprehensive income and did not have a material effect on the Consolidated Statement of Income for the three months ended June 30, 2001.  At June 30, 2001, the fair value of the Company's derivatives was negative $2.4 million.

The Financial Accounting Standards Board (“FASB”) has finalized new accounting standards covering business combinations, goodwill and intangible assets.  On June 30, 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  The Company was required to adopt SFAS No. 141 upon issuance.  As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions.  The Company will adopt SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will be required to determine the levels of business at which goodwill impairment will be assessed, specifically, its operating segments (See note 10). Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Considerable judgment and fact-based analysis will be required to determine intangible assets on the books and related useful lives. The Company is currently evaluating the impact of SFAS No. 142 on existing goodwill and other intangible assets. While the ultimate impact has yet to be determined, the Company will cease amortization of existing goodwill upon adoption.

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

Securities totaling approximately $572.3 million and $689.5 million at June 30, 2001 and 2000, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank ("FHLB") advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $603.1 million and $459.2 million at June 30, 2001 and 2000, respectively, were pledged to the FHLB.

13.           Transfers and Servicing of Financial Assets

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140").  This statement replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").  SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures.  SFAS 140 carries over most of SFAS 125's provisions without change.  For the transfers and servicing of financial assets and extinguishments of liabilities, SFAS 140 requires a financial-components approach that focuses on control.  Under that approach, after a transfer of financial assets, the Company will 1) recognize the financial and servicing assets it controls and the liabilities it has incurred, 2) derecognize financial assets when control has been surrendered, and 3) derecognize liabilities when extinguished.

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

Indirect Auto Securitization

During the first quarter of 2001, SBB&T securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $1.4 million.  Retained interest held by SBB&T upon completion of this securitization was $4.4 million.  The transaction was conducted through the SBB&T Automobile Loan Securitization Corporation, a wholly owned subsidiary of SBB&T.  The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

As of June 30, 2001, pertinent data related to this securitization is as follows:

Principal amount outstanding	$46.3 million
Retained interest	$4.1 million
Principal amount of delinquencies greater than 30 days	$459,000
Net credit losses	$116,000
Cash flows received for servicing fees	$135,000
Cash flows received on retained interests	$524,000

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

SBB&T's consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements.  The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables.  The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar obligations.  This includes payment processing, insurance follow up, loan payoffs and release of collateral.  Loan servicing generally consists of collecting payments from obligors, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

SBB&T established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarter of 2001 securitized refund anticipation loans ("RALs") into a multi-seller conduit, backed by commercial paper.  SBB&T acted as the servicer for all such RALs during the securization period.  As of June 30, 2001, all borrowings had been fully repaid and no securitization related balances were outstanding.

14.           Subsequent Events

Subsequent to the end of the quarter, on July 6, the Company issued $36 million in subordinated debt at SBB&T which will qualify as Tier II capital for SBB&T and the Company.  This extra capital will assist the Company in maintaining the required capital ratios at SBB&T as its general loan portfolios and the refund loan program continue to grow.

At the same time, the Company also issued $40 million in senior debt at the Bancorp level. These funds will be used to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and up to $20 million will be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the "Company") earned $11.5 million for the quarter ended June 30, 2001, down $559 thousand or 4.6% compared to the same quarter last year.  Diluted earnings per share for the second quarter of 2001 were $0.43 compared to $0.45 earned in the second quarter of 2000.  The Company earned $34.6 million for the six-month period ended June 30, 2001, up $2.1 million or 6.5% compared to the same period of 2000.  Diluted earnings per share for the six month period ended June 30, 2001 were $1.29 compared to $1.22 for the comparable period of 2000.

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

Compared to the second quarter of 2000, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis for the second quarter of 2001 increased by $3.6 million, an increase of 9.2%.  This occurred as interest on loans for the second quarter increased 13.2%, from $49.7 million for 2000 to $56.2 million for 2001, as average loan balances increased from $2.19 billion during the second quarter of 2000, to $2.63 billion during the same quarter of 2001, a 20.2% increase.  Average interest-bearing deposits and liabilities increased $141.2 million or 5.5%.  Interest expense decreased $1.7 million or 6.4%.

Provision expense for the second quarter of 2001 for loans other than tax refund loans was $3.4 million, compared to the $2.2 million provided in the second quarter of 2000.  The increase is due to the growth in the loan portfolios and to some increase in nonperforming loans.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $2.9 million or 25% over the same quarter of 2000.  Most of this increase was due to an increase of $1.4 million in tax refund transfer fees.  Noninterest expense was $35.5 million in the second quarter of 2001 compared to $29.3 million in the same quarter of 2000, a $6.2 million increase.  The primary reasons for the higher level of expenses are detailed in the section below titled "Noninterest Expense."

The above changes resulted in an increase in the Company's operating efficiency ratio to 60.7% for the second quarter of 2001 compared to 56.1% for the second quarter of 2000.  This ratio measures what proportion of a dollar of operating income it takes to earn that dollar.  The Company's return on average assets for the quarter was 1.21% compared to 1.38% for the second quarter of 2000.  The return on average equity was 14.27% compared to 17.56% in the second quarter of 2000.  As noted above, the concentration of the Company's tax refund programs in the first quarter of each year significantly impact its income and, consequently, these ratios.

BUSINESS

The Company is a bank holding company.  All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries.  "Bancorp" will be used to refer to the parent company only.  Its major subsidiaries are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") including its affiliates South Valley National Bank ("SVNB") and San Benito Bank ("SBB").  As mentioned in Note 1 to the accompanying financial statements, Los Robles Bank ("LRB"), which was acquired by the Company at the end of business, June 30, 2000, was merged into SBB&T effective May 31, 2001.  SBB&T is a state-chartered commercial bank and a member of the Federal Reserve System.  FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System.  The subsidiary banks offer a full range of retail and commercial banking services.  These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

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

GROWTH TRENDS IN ASSETS AND DEPOSITS

The table below shows the growth in average total assets and deposits since 1996.  Annual averages are shown for 1996, 1997, and 1998; quarterly averages are shown for 1999, 2000, and 2001.  Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the quarters.

Table 1 - GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)

			Percent of
			Assets
	Average	Average	Funded by
	Assets	Deposits	Deposits

1996	$1,866	$1,688	90.5%
1997	2,241	1,985	88.6
1998	2,631	2,322	88.3
1st Quarter 1999	2,965	2,589	87.3
2nd Quarter 1999	2,891	2,477	85.7
3rd Quarter 1999	2,971	2,543	85.6
4th Quarter 1999	3,046	2,582	84.8
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,922	3,289	83.9

Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits.  Beginning in 1999, as reflected in Table 1, the Company had to rely more on nondeposit funding sources, primarily borrowing funds from other financial institutions.  The percent of the Company’s assets funded by deposits for the second quarter of 2001 of 83.9% compares to 69.1% for the Company’s peers in the Western United States (See Note A: Notes are found at the end of this report).  Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered.

The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry.  First, the acquisitions in 1997 of First Valley Bank ("FVB") and of Citizen's State Bank ("CSB"), and in 2000 of LRB added $377 million to the Company's assets and $333 million to deposits.  Second, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution.  Depositors of banks acquired by or merged with the Company have kept their deposits with the Company.  The Company attributes this to its efforts to maintain the acquired institution's character and management in place.  Because the Company mergers with FNB and SBB were accounted for by the pooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances.  However, growth at these institutions subsequent to the mergers is reflected in the table above.  Third, the Company has benefited from the mergers or acquisitions of other institutions.  New customers have opened accounts with the Company, as they became dissatisfied when the character of their local bank was changed by an acquiring institution.  Finally, SBB&T has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table.

The major reason for the large increases in assets and deposits during the first quarters of 1999, 2000, and 2001 was the significant expansion of the Company's tax refund loan program.  The growth in assets is from the loans held by the Company.  The growth in deposits is due both to the outstanding checks issued for loans and transfers (See Note B) and to the issuance in the first quarters of 2000 and 2001 of certificates of deposit to fund the refund loans.  The funding of the program is explained in greater detail in the section titled "Refund Anticipation Loan and Refund Transfer Programs".

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

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three-month and six-month periods ended June 30, 2001 and 2000.  Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense, compared to the corresponding period of 2000, is due to changes in the balances (volume) and how much is due to changes in rates.  For example, Table 2B shows that for the second quarter of 2001, interest-bearing demand or NOW accounts averaged $374.0 million, interest expense for them was $378,000, and the average rate paid was 0.41%.  In the second quarter of 2000, NOW accounts averaged $334.2 million, interest expense for them was $589,000, and the average rate paid was 0.71%.  Table 3 shows that the $211,000 decrease in interest expense for demand deposits from the second quarter of 2000 to the second quarter of 2001 is the net result of a $65,000 increase in interest expense due to higher balances in 2001, and a decrease of $276,000 due to lower rates paid during 2001.

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

TABLE 2A - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)	Six months ended
	June 30, 2001			June 30, 2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate

ASSETS
Short-term investments	$240,129	$5,730	4.81%	$322,249	$9,565	5.97%
Securities: (2)
Taxable (4)	537,388	16,754	6.29%	610,382	18,754	6.18%
Non-taxable	158,781	7,455	9.39%	156,619	7,857	10.03%

Total securities	696,169	24,209	6.99%	767,001	26,611	6.97%

Loans and leases:	(3)
Commercial	808,036	32,110	8.01%	629,471	30,227	9.66%
Ready equity	76,597	3,315	8.73%	61,158	2,924	9.61%
Real estate	1,320,420	57,821	8.79%	1,148,920	48,544	8.45%
Installment and consumer loans	194,366	9,538	9.90%	187,449	9,615	10.32%
Leasing	133,841	6,885	10.37%	112,160	5,528	9.91%
Tax refund loans	118,776	26,051	44.23%	121,538	17,793	29.44%

Total loans and leases	2,652,036	135,720	10.28%	2,260,696	114,631	10.17%

Total earning assets	3,588,334	$165,659	9.28%	3,349,946	$150,807	9.03%

Allowance for credit losses	(41,302)			(32,098)
Other assets	374,639			272,170

TOTAL ASSETS	$3,921,671			$3,590,018

LIABILITIES
Deposits:
Interest-bearing demand	$374,685	$939	0.51%	$334,907	$1,190	0.71%
Savings and money market	943,652	14,285	3.05%	878,287	14,251	3.26%
Time deposits	1,199,035	32,899	5.53%	1,217,928	33,274	5.49%

Total interest- bearing deposits	2,517,372	48,123	3.85%	2,431,122	48,715	4.03%
Borrowed funds	245,974	7,336	6.01%	180,800	5,502	6.12%

Total interest- bearing liabilities	2,763,346	55,459	4.05%	2,611,922	54,217	4.17%

Noninterest-bearing demand deposits	771,607			662,122
Other liabilities	72,969			46,079

TOTAL LIABILITIES	3,607,922			3,320,123
Shareholders' equity	313,749			269,895

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,921,671			$3,590,018

Net interest rate spread			5.23%			4.86%
NET INTEREST INCOME AND NET
INTEREST MARGIN		$110,201	6.16%		$96,590	5.77%

(1)	Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fees income.
(4)	Includes income from shares in FHLB and FRB classified as other income in the income statements.

TABLE 2B - AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)	Three months ended
	June 30, 2001			June 30, 2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate

ASSETS
Short-term investments	$187,297	$2,000	4.28%	$285,325	$4,484	6.32%
Securities: (2)
Taxable (4)	507,781	7,870	6.22%	635,650	9,876	6.25%
Non-taxable	160,348	3,739	9.33%	162,298	4,037	9.95%

Total securities	668,129	11,609	6.96%	797,948	13,913	7.00%

Loans and leases: (3)
Commercial	837,274	15,752	7.55%	634,950	15,574	9.87%
Ready equity	79,061	1,592	8.08%	63,460	1,538	9.75%
Real estate	1,347,089	29,334	8.71%	1,152,066	24,364	8.46%
Installment and consumer loans	190,406	4,725	9.95%	194,051	4,717	9.78%
Leasing	135,711	3,490	10.32%	115,243	2,851	9.95%
Tax refund loans	44,268	1,410	12.78%	31,052	724	9.38%

Total loans and leases	2,633,809	56,303	8.56%	2,190,822	49,768	9.11%

Total earning assets	3,489,235	$69,912	8.02%	3,274,095	$68,165	8.35%

Allowance for credit losses	(42,728)			(31,003)
Other assets	361,456			272,872

TOTAL ASSETS	$3,807,963			$3,515,964

LIABILITIES
Deposits:
Interest-bearing demand	$374,015	$378	0.41%	$334,185	$589	0.71%
Savings and money market	938,775	6,490	2.77%	894,641	7,548	3.39%
Time deposits	1,197,758	15,856	5.31%	1,179,455	16,367	5.58%

Total interest- bearing deposits	2,510,548	22,724	3.63%	2,408,281	24,504	4.09%
Borrowed funds	217,045	2,789	5.15%	178,086	2,741	6.19%

Total interest- bearing liabilities	2,727,593	25,513	3.75%	2,586,367	27,245	4.24%

Noninterest-bearing demand deposits	676,141			594,750
Other liabilities	81,059			59,469

TOTAL LIABILITIES	3,484,793			3,240,586
Shareholders' equity	323,170			275,378

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,807,963			$3,515,964

Net interest rate spread			4.27%			4.11%
NET INTEREST INCOME AND NET
INTEREST MARGIN		$44,399	5.08%		$40,920	5.29%

(1)	Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fees income.

(4)	Includes income from shares in FHLB and FRB classified as other income in the income statements.

TABLE 3 - RATE/VOLUME ANAYSIS  (1) (2)

	Three months ended June 30, 2001 vs. June 30, 2000				Six months ended June 30, 2001 vs. June 30, 2000
(in thousands)

	Change in	Change in			Change in	Change in
	Average	Income/	Rate	Volume	Average	Income/	Rate	Volume
	Balance	Expense	Effect	Effect	Balance	Expense	Effect	Effect

EARNING ASSETS
Short-term investments	$(98,028)	$(2,484)	$(1,202)	$(1,282)	$(82,120)	$(3,835)	$(1,658)	$(2,177)
Securities: (3)
Taxable	(127,869)	(2,006)	(52)	(1,954)	(72,994)	(2,000)	313	(2,313)
Non-taxable	(1,950)	(298)	(250)	(48)	2,162	(402)	(508)	106

Total securities	(129,819)	(2,304)	(302)	(2,002)	(70,832)	(2,402)	(195)	(2,207)

Loans and leases: (4)
Commercial	202,324	178	(4,156)	4,334	178,565	1,883	(5,715)	7,598
Ready equity	15,601	54	(290)	344	15,439	391	(289)	680
Real estate	195,023	4,970	739	4,230	171,500	9,277	1,821	7,456
Installment and consumer loans	(3,645)	8	90	(82)	6,917	(77)	(414)	337
Leasing	20,468	639	110	529	21,681	1,357	265	1,092
Tax refund loans	13,216	686	315	371	(2,762)	8,258	8,913	(655)

Total loans and leases	442,987	6,535	(3,192)	9,726	391,340	21,089	4,581	16,508

TOTAL EARNING ASSETS	$215,140	1,747	(4,696)	6,442	$238,388	14,852	2,728	12,124

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	39,830	(211)	(276)	65	39,778	(251)	(376)	125
Savings and money market	44,134	(1,058)	(1,419)	361	65,365	34	(958)	992
Time deposits	18,303	(511)	(773)	262	(18,893)	(375)	220	(595)

Total deposits	102,267	(1,780)	(2,468)	688	86,250	(592)	(1,114)	522
Borrowed funds	38,959	48	(500)	548	65,174	1,834	(97)	1,931
TOTAL INTEREST-BEARING LIABILITIES	$141,226	(1,732)	(2,968)	1,236	$151,424	1,242	(1,211)	2,453

NET INTEREST INCOME		$3,479	$(1,728)	$5,206		$13,610	$3,939	$9,671

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. The federal statutory rate was 35% for all periods presented.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.
(3)	Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(4)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Because such large proportions of the Company's balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its sensitivity to changes in interest rates.  Measurement is done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months.  Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward.  Estimating changes that would result from increases or decreases in interest rates is substantially more difficult.  Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the FRB's target Federal funds rate.

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

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods.  The results reported below for the Company's December 31, 2000, and June 30, 2001 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

	Shocked by -2%	Shocked by +2%
As of December 31, 2000
Net interest income	-3.72%	+3.65%
Net economic value	+12.71%	-11.71%

As of June 30, 2001
Net interest income	-5.92%	+3.94%
Net economic value	+25.77%	-23.43%

The differences in the results are due to changes over the last six months in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.  The significant change in the results of the analysis between the period-ends compared is due primarily to the substantial decrease in prevailing interest rates during the six month period, which left certain low cost liability products at less than 2% of cost.  As such, these products begin to behave as fixed rate products in 2% shock analysis, resulting in additional overall asset sensitivity.

First, the impact on net interest income will depend on whether more assets or liabilities will reprice within the twelve-month period.  An asset or liability reprices because either (1) it matures or is sold and is replaced with a new asset or liability priced at current market rates or (2) its contractual terms call for a periodic resetting of the interest rate.  If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline.  The opposite effects will be observed if more liabilities than assets reprice in the next twelve months.  The Company remains "asset sensitive," i.e. it has more assets than liabilities repricing in the next year.

Second, financial instruments do not respond in parallel fashion to rising or falling interest rates.  This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates.  In other words, the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value.  The nonparallel response occurs because various contractual limits and non-contractual factors come into play.  An example of a contractual limit is the "interest rates cap" on loans, which may limit the amount that rates may increase.  An example of a non-contractual factor is the assumption on how low rates could be lowered on administered rate accounts.  In addition, the degree of asymmetry changes as the base rate changes from period to period and as there are changes in the Company's product mix.  For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done.  This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base.  Another example of non-contractual factors coming into play would be that to the extent consumer variable rate loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates, which generally are present only in consumer loans, would have more of an adverse impact on the overall result if rates were to rise.

For these measurements, the Company makes certain assumptions that significantly impact the results.  The most significant assumption is the use of a "static" balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities.  Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results.  These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The same changes to the balance sheet and assumptions mentioned above in connection with net interest income also account for the changes in net economic value.  However, the computation of net economic value discounts all cash flows over the life of the instrument, not only the next twelve months.  For example, in estimating the impact on net interest income of a two-percent rise in rates on a security maturing in three years, only the negative impact during the first year is captured in net interest income.  In estimating the impact on net economic value, the negative impact for all three years is captured.  Therefore, the results tend to be more pronounced.

The Company's exposure to interest rate risk is discussed in more detail in the 2000 10-K MD&A.

DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1.  As noted in the discussion accompanying the table, there were significant increases in deposits during the first quarters of 2000 and 2001 related to the tax refund programs.  These deposits include brokered certificates of deposit used to fund the loans.  These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2A and 2B reflect this higher rate.

Noninterest-bearing deposits also increase during the first quarter because the checks issued by SBB&T to taxpayers for loans and transfers are usually outstanding for several days.

Some of the brokered deposits do not mature until the second quarter and so there is some impact from the higher rates in Table 2B as well as the year-to-date impact in Table 2A.

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

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of June 30, 2001, have increased by $118.5million compared to December 31, 2000, and by $431.9 million compared to June 30, 2000.  As shown in the table in Note 6 to the consolidated financial statements, most of the categories of loans increased in the last 12 months.  Among the individual categories of loans, residential real estate loans showed the most growth compared to the balances at December 31, 2000.  Recent decreases in interest rates have increased the demand for refinancing and have kept residential purchase markets strong.  Most of the residential real estate loans held are adjustable rate mortgages ("ARMS") that have initial "teaser" rates.  The yield increases for these loans as the teaser rates expire.  Applicants for these loans are qualified based on the fully-indexed rate.

The balances of construction and commercial loans remained about the same as at the end of 2000.

The Company sold approximately $45 million of its commercial real estate loans early in the first quarter of 2001 to manage concentration in that category and to manage the Company's capital ratios in preparation for the refund loans that would be booked during the first quarter.  New originations during the first half of 2001 were approximately $52.5 million.

The table in Note 6 to the financial statements shows the outstanding balance of consumer loans decreasing by approximately $47.5 million during the second quarter of 2001.  As described in Note 13, the Company sold $58 million in indirect auto loans through a securitization early in the first quarter of 2001.

Tables 2A and 2B include average balances for tax refund loans.  About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter.  Because they are outstanding for only a short time and because any loans unpaid by June 30 of each year are charged off, there were no such loans outstanding at December 31, 2000.

The fees charged for the tax refund loans are unrelated to the time they are outstanding and are related more to the cost to process and the credit risk.  As such, yields computed by dividing annualized interest income are not meaningful.

Without the effect of tax refund loans, average yields for the three and six month periods ended June 30, 2001 were 8.49% and 8.69%, respectively, and for the corresponding periods of 2000 were 9.11% and 9.08%, respectively.  The decreases in average rates earned in 2001 compared to 2000 is reflective of the Federal Open Market Committee of the Federal Reserve Board decreasing its target market rates during the first half of 2001.  Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)	June 30,	December 31,
	2001	2000

Commitments to extend credit:
Commercial	$588,837	$572,905
Consumer	93,938	87,582
Standby letters of credit	49,303	38,781

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

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the second quarter of 2001, and at the end of the previous four quarters.

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans.  While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company does nonetheless compute its ratios and compare them with peer ratios as a check on its methodology.

Only two other banks operate national tax refund loan and transfer programs.  Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's figures and ratios in the table for comparability.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate).

Table 4 - ASSET QUALITY (dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2001	2001	2000	2000	2000

COMPANY AMOUNTS:
Loans delinquent 90 days or more	$4,335	$2,983	$15,975	$743	$1,530
Nonaccrual loans	19,627	19,197	2,427	12,609	14,261

Total noncurrent loans	23,962	22,180	18,402	13,352	15,791

Total nonperforming assets	$23,962	$22,180	$18,402	$13,352	$15,791

Allowance for credit losses other than RALs	$39,978	$38,191	$35,078	$33,921	$28,563
Allowance for RALs	1,264	3,562	47	513	141

Total allowance	$41,242	$41,753	$35,125	$34,434	$28,704

COMPANY RATIOS:
(Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.51%	1.51%	1.39%	1.38%	1.30%
Coverage ratio of allowance for credit losses to noncurrent loans	167%	172%	191%	254%	181%
Ratio of noncurrent loans to total loans	0.91%	0.88%	0.73%	0.54%	0.72%
Ratio of nonperforming assets to total assets	0.65%	0.57%	0.50%	0.37%	0.46%
FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.84%	1.76%	1.71%	1.71%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	179%	190%	195%	205%
Ratio of noncurrent loans to total loans	n/a	1.03%	0.64%	0.61%	0.58%
Ratio of nonperforming assets to total assets	n/a	0.72%	0.93%	0.88%	0.83%

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

Ratio of Net Charge-Offs to Average Loans:

	2001 YTD
	Annualized	2000	1999	1998	1997
Pacific Capital Bancorp (excl. tax refund loans)	0.20%	0.33%	0.23%	0.03%	(0.01)%
FDIC Peers	0.73%	0.68%	0.68%	1.08%	1.03%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days.  Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for June 30, 2001 (amounts in thousands).

TABLE 5 - NONCURRENT AND POTENTIAL PROBLEM LOANS

		Potential
		Problem Loans
	Noncurrent	other than
	Loans	Noncurrent

Loans secured by real estate:
Construction and land development	$1,436	$7,128
Agricultural	533	158
Home equity lines	446	588
1-4 family mortgage	1,383	6,567
Multifamily	0	1,800
Non-residential, nonfarm	4,393	14,635
Commercial and industrial	12,466	37,570
Leases	1,992	10,020
Other Consumer Loans	1,313	1,762

Total	$23,962	$80,228

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 2001 (amounts in thousands).

Doubtful	$6,047
Substandard	$8,898
Special Mention	$4,210

The total of the above numbers is less than the total allowance.  Most of the allowance is allocated to groups of loans which, while not currently regarded as potential problem loans, nonetheless, based on the Company's experience, have unidentified losses among them.  The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K.  Based on these considerations, Management believes that the allowance for credit losses at June 30, 2001 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  The Company has entered into several interest rate swaps to mitigate interest rate risk beginning in 1999.  Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest.  Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments.  Such swaps may be related to specific instruments or pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms.  The notional amount of the swaps in place at June 30, 2001, was $62.5 million with a market value of approximately $2.4 million less than their purchase price.

Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities" (“SFAS 133”), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001.  The statement requires hedges that are not related to specific financial instruments to be marked-to-market each period.  Of the $62.5 notional amount, $20 million does not qualify as related to specific instruments.  A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the quarter.  An additional charge of $11,000 was taken in the second quarter for the market adjustment arising during the quarter.  The charge is recorded as a reduction of interest income from loans.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade, the so-called "junk bonds."

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Uninvested cash is a nonearning asset, so the subsidiary banks strive to maintain the minimum balances necessary for efficient operations.  Cash in excess of the amount estimated to be needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repo agreements").  These reverse repo agreements are investments, which are collateralized by securities or loans of the borrower and mature on a daily basis.  The sales of Federal funds are on an overnight basis as well.  The amount of Federal funds sold and reverse repo agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

As shown in Table 2A, the average balance of these short-term investments for the first six months of 2001 was less than for the first six months of 2000.  The Company, as noted in the section on "Refund Anticipation Loans and Transfer Programs," more efficiently funded the cyclical needs of these products by achieving a better match in maturities of the financial instruments used to fund these programs.  As a result, once the seasonal funding requirements of the RAL program were met, fewer funds needed to be invested in short-term instruments pending maturity of the underlying funding source.

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase ("repos"), Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank ("FRB").

Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company's subsidiaries as needed to manage their daily liquidity positions.  At various times during each quarter, either of the Company’s subsidiaries may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth.  In these situations, the Company would borrow funds overnight in the form of Federal funds purchased until cash flows are again balanced.  Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate for the relatively small amounts they sell than they could obtain in the general market while the Company either earns a spread on what it can sell the funds for or reduces the expense on what it would otherwise have to borrow for its liquidity needs.

As described in the previous section, the Company uses securities purchased under agreements to resell as a means of investing short-term excess cash, it uses securities sold under agreements to repurchase to borrow short-term funds.  While the Company could borrow money overnight in the same repo market that it lends funds, it instead uses repos as a “retail” product.  Funds in amounts that exceed FDIC deposit insurance coverage are borrowed from customers for periods of one week to two months.  The borrowings are collateralized by securities held by the Company in its investment portfolios.

Treasury Tax and Loan demand notes are amounts received from customers that are due to the Internal Revenue Service for payroll taxes.  Banks may immediately forward these funds to the IRS, or may retain the funds and pay interest on them.  The Company elects to retain these funds.

Lastly, as a backup source of short-term liquidity, banks may borrow funds from the FRB.  The Company borrowed funds from this source twice during the quarter.

Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.  Because the average total of other borrowings still represents a very small portion of the Company's source of funds (less than 5%), all of these short-term items have been combined for the following table.

Table 6 - OTHER BORROWINGS

		Average	Average	Percentage of
Quarter Ended		Outstanding	Rate	Average Total Assets

December	1999	$62.0	5.08%	2.0%
March	2000	82.6	3.82	2.3
June	2000	78.3	6.34	2.2
September	2000	127.2	6.15	3.6
December	2000	138.5	3.85	3.8
March	2001	156.0	5.60	3.9
June	2001	99.0	4.03	2.6

Because of the relatively large cash flows that occur during the first quarter due to the refund loan and transfer programs, the Company tends to make more use of these short-term borrowings than in other quarters.

In addition, as indicated in the section above titled "Growth Trends in Assets and Deposits," the Company's assets—primarily loans—have been growing at a faster rate than deposits and some of the growth in loans has been temporarily funded by other borrowings.  The table above shows the Company's increasing use of nondeposit sources to temporarily fund the loan growth.

Long-term debt at June 30, 2001 included $101.0 million in advances from the Federal Home Loan Bank of San Francisco ("FHLB").  The scheduled maturities of the advances are $8.0 million in 1 year or less, $42.5 million in 1 to 3 years, and $50.5 million in more than 3 years.  Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7 - LONG-TERM DEBT

		Average	Average	Percentage of
Quarter Ended		Outstanding	Rate	Average Total Assets

December	1999	$88.4	6.00%	2.9%
March	2000	112.9	7.02	3.1
June	2000	99.7	6.04	2.8
September	2000	87.9	5.99	2.5
December	2001	100.3	6.38	2.8
March	2001	117.7	5.19	2.9
June	2001	118.0	6.09	3.1

The Company uses long-term debt both to supplement other sources of funding for loan growth and as a means of mitigating the market risk incurred through the growth in fixed rate loans.  One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities.  When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from having the matching debt at lower than market rates.  Most customers do not want CDs with maturities longer than a few years.  The Company can borrow funds from the FHLB at longer terms to match the loan maturities.

The Company also incurred $20 million in term debt on June 30, 2000 to provide part of the funds necessary to purchase the shares of LRB's parent company, Los Robles Bancorp.  The note called for principal reductions of $2.5 million per quarter until June 2001 when the note matured and was paid.  This note is included in the figure in Table 7.

In addition to the balances shown above for other borrowings and long-term debt, the Company incurred interest expense of $852,000 to support the securitization of the refund loans as described in Note 13.  There is no balance associated with this expense, so it has not been included in the above tables.

OTHER OPERATING INCOME AND EXPENSE

Other operating income consists of income earned other than interest.  The largest individual component of other operating income is the fees earned on tax refund transfers, about 90% of which occur in the first quarter.  These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Tax Refund Loan and Transfer Programs."

Trust and investment service fees are the next largest component of other operating income.  Management fees on trust accounts are generally based on the market value of assets under administration.  Because most of the assets are equity securities, fees have decreased slightly from the same quarter a year ago, as the nation's stock markets have declined.

There are several reasons for variation in trust fees from quarter to quarter.  Trust customers are charged for the preparation of the fiduciary tax returns.  The preparation generally occurs in the first quarter of the year.  Other things being equal, this causes trust fees to be higher in the first quarter than in other quarters.  Variation is also caused by the recognition of probate fees.

These fees are accrued when the probate is adjudicated, rather than as the work is completed, because it is only upon the completion of probate that the amount of the fee is established by the court.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income.  In addition to the refund transfer fees, also included within "Other Service Charges, Commissions & Fees" are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers.

The following table shows the major items of other operating income and expense for the six and three month periods ended June 30, 2001 and 2000 that are not specifically listed in the Consolidated Statements of Income.

TABLE 8 - OTHER OPERATING INCOME AND EXPENSE

(dollars in thousands)	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2001	2000	2001	2000
Noninterest income
Merchant credit card processing	$2,098	$2,023	$3,965	$3,776
Trust fees	3,188	3,373	6,586	7,210
Refund transfer fees	2,040	607	14,108	7,217
Other	6,887	5,342	13,930	9,561

Total	$14,213	$11,345	$38,589	$27,764

Noninterest expense
Marketing	$963	$819	$1,770	$1,369
Consultants	1,791	1,233	3,715	2,723
Merchant credit card processing	1,750	1,650	3,125	3,037
Other	13,167	10,781	28,316	22,597

Total	$17,671	$14,483	$36,926	$29,726

Marketing expense has increased as the Company has been spending more to publicize its expansion into the San Benito market and its entry into the Conejo Valley with the acquisition of LRB.

Consultant expense in the first quarter and first half of 2001 is higher than in 2000 primarily in the information technology area.

The largest component of noninterest expense is staff expense.  There usually is some increase in this expense each quarter caused by the addition of staff as the Company continues to grow.  Other factors cause some variation in staff expense from quarter to quarter.  Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective March 1.  In addition, some temporary staff is added in the first quarter for the RAL program and the Company has included the cost of contract labor, primarily computer programmers that it uses when it is unable to hire the necessary staff.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income.  The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income for the year.

Staff size is closely monitored in relation to the growth in the Company's revenues and assets.  The following table compares salary and benefit costs as a percentage of revenues and assets for the six and three month periods ended June 2001 and 2000.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2001	2000	2001	2000
Salary and benefits as a percentage of total revenues	21.61%	19.05%	18.24%	17.42%
Salary and benefits as a percentage of average assets	0.47%	0.42%	0.94%	0.85%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises.  Many of the leases provide for annual rent adjustments.

The Company moved its information technology and central operations staff into new facilities in the fourth quarter of 2000.  The prior operations center had been occupied in the mid-1980s when the volume of business was substantially less.  The Company had been in negotiations with the owner of the new facility for several years regarding the extent of the renovation required and resistance to earthquake damage that needed to be provided.  In the first quarter of 2001, the Company received the benefit from a $500,000 one-time payment from the owner of the prior facility to leave before the lease expired.  Without that payment, occupancy expense in the first six months of 2001 would have been more than in the first six months of 2000 due to the increased cost of the new operations center.

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

Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers.  The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season.  As of June 30, 2001, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs.  The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions.  Appropriate action is then taken to cover any anticipated unmet needs.  At June 30, 2001, the Company's intermediate liquidity was adequate to meet all projected needs.

Long-term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets.  The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook.  At June 30, 2001, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the six and three month periods ended June 30, 2001 and 2000 (dollars in thousands).

Table 9 - CAPITAL RATIOS

	Three Month Period Ended June 30,			Six Month Period Ended June 30,

	2001	2000	Change	2001	2000	Change

Amounts:
Net Income	$11,498	$12,057	$(559)	$34,550	$32,445	$2,105
Average Total Assets	3,807,963	3,515,964	291,999	3,921,671	3,590,018	331,653
Average Equity	323,170	275,378	47,792	313,749	269,895	43,854

Ratios:
Equity Capital to Total Assets (period end)	9.01%	8.04%	0.97%	9.01%	8.04%	0.97%
Annualized Return on Average Assets	1.21%	1.38%	(0.17)%	1.78%	1.82%	(0.04)%
Annualized Return on Average Equity	14.27%	17.56%	(3.29)%	22.21%	24.24%	(2.03)%

The operating earnings of the subsidiary banks are the largest source of capital for the Company.  For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings.  Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs.  A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings.  As loan demand has increased, the Company has been able to reinvest proceeds from maturing investments at higher rates, which positively impacts earnings.  Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.  This effect carries over into the ratios for the first half of each year, causing them to be higher than for the second half of the year.

Capital must be managed at both the Company and at the individual bank levels.  The FRB sets minimum capital guidelines for U.. banks and bank holding companies based on the relative risk of the various types of assets.  The guidelines require banks to have capital equivalent to at least 8% of risk adjusted assets.  To be classified as "well capitalized", the Company is required to have capital equivalent to at least 10% of risk adjusted assets.  As of June 30, 2001, the Company's risk-based capital ratio was 11.35%.  The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively.  As of June 30, 2001, Tier I capital was 10.12% of risk adjusted assets and 7.71% of average tangible assets.

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

Subsequent to the end of the quarter, on July 6, the Company issued $36 million in subordinated debt at SBB&T which will qualify as Tier II capital for SBB&T and the Company.  This extra capital will assist the Company in maintaining the required capital ratios at SBB&T as its general loan portfolios and the refund loan program continue to grow.

At the same time, the Company also issued $40 million in senior debt at the Bancorp level. These funds will be used to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and up to $20 million will be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable.

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

The current quarterly dividend rate is $0.22 per share.  When annualized, this represents a payout ratio of approximately 44% of earnings per share for the trailing 12 months.  Without the merger-related charges in the third quarter of 2000, the dividend payout ratio would have been 41%.

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

There is a higher credit risk associated with refund loans than with other types of loans because (1) SBB&T does not have personal contact with the customers of this product; (2) the customers conduct no business with SBB&T other than this once-a-year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

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

While SBB&T is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying.  The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first six months of 2000 and 2001.  These impacts are discussed in the following six sections.

1.             An IRS Procedure Change Caused Expanded Volume:

Prior to 1995, upon receipt of an electronically filed tax return that included the instruction that the taxpayer wanted his or her refund sent to SBB&T, the IRS would send a notice to the SBB&T indicating whether the IRS or other federal agencies had a lien outstanding against any refund due the taxpayer.  Such liens might be placed on refunds because of prior underpayments, delinquent student loans, or unpaid taxes.  Because the primary source of repayment for tax refund loans is the IRS, not the taxpayer, banks operating loan programs relied on this notice in determining whether to make a loan to the taxpayer.

In 1995, the IRS discontinued this practice, and banks had to use other means to determine whether they were likely to have their loans repaid.  These other means added to the costs of making the loans and they were not as reliable in determining collectibility.  Fees for loans were therefore raised to pay for the additional transaction costs and to cover the higher credit losses.

Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to keep IRS costs down.  Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because they are connected to electronic filing.  In 2000, the IRS resumed sending the return notice indicating whether it would withhold any portion of the taxpayer's refund because of funds owed the Federal government.  The banks running national programs decreased their transaction fees for loans because better credit determinations could be made at lower cost.  This served to encourage more taxpayers to use the products, especially the loan product.  It also permitted the Company and other providers to lend against a higher proportion of each refund.

The consequence in 2000 and 2001 of this IRS change was to increase the total volume of transactions, to increase the proportion of loans compared to transfers, and to increase the size of the loans made.

2.             Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year.  Prior to 2000, this caused first quarter income to average about 30% of each year's net income.  Because of the expansion of the program in 2000, net income from refund loans and refund transfers for the first quarter of 2000 represented approximately 36% of net operating income (net income excluding merger expenses)for the year.  With net interest income not growing at the same pace as the RAL program in 2001, it is anticipated that first quarter earnings may represent closer to 40% of the whole year's earnings.

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

Management had anticipated that the product mix in 2001 would be approximately the same as in 2000.  The product mix, in fact, shifted back towards transfers, with approximately one third of the transactions being loans and two thirds being transfers.  The primary reason for this relates to changes in IRS processing that caused tax preparers to emphasize transfers in their sales efforts to their customers.

4.             Funding Impact on Various Balance Sheet and Income and Expense Accounts:

In years prior to 2000, SBB&T funded the loans by first drawing down its overnight liquid assets and then by borrowing overnight.  The borrowing was done through use of its unsecured Federal funds credit lines with other financial institutions and by entering into repurchase agreements with other financial institutions that used SBB&T's securities as collateral for the overnight borrowings.

In 2000, SBB&T again used liquid assets and borrowed overnight to fund the loans, but additional steps were taken to provide more funding.  SBB&T increased its borrowings from the FHLB during this tax filing period.  In addition, while it expanded the number and amount of credit lines available to it, Management decided that the best assured source of funding would be to engage brokerage firms to sell certificates of deposit.  Approximately $385 million of these CDs were issued with terms of two, three, and six months.  The Company also posted rates on Internet deposit bulletin board sites for institutions and gathered approximately $35 million with similar maturities to the brokered CDs.  Shorter maturities would have been preferable because the funding need is concentrated in the first three weeks of February, but they were not available in sufficient quantity.  The average rate for these CDs was 6.30%.  These CDs account for the increase in the average time deposits outstanding as reported in Table 1 compared to earlier quarters.

The impact of using this method of funding is that SBB&T had an excess of funds after the loans began to be repaid by the IRS in substantial quantities.  These funds were initially sold into overnight Federal funds market and reverse repos with other financial institutions, increasing the average balance of, and the interest income from, these short-term instruments for the first quarter as shown in Tables 2A and 2B.  However, because the rates earned on these overnight investments were below the interest rate paid on the deposits, the Company began to place the funds into securities and commercial paper that had maturities matching the CDs or would be easily salable to provide the funds necessary to redeem the CDs.  These instruments had interest rates more closely matching the CD rates and therefore the negative carrying cost was reduced.

In preparing for the 2001 season, the Company added another source of funding for some of the RALs.  Approximately $490 million were securitized.  SBB&T used its liquid assets, borrowed overnight funds, and issued approximately $105 million in brokered CDs to fund the remainder of the loans.

5.             Summary of Operating Results:

During the first half of 2000, the Company recognized fees for refund loans of $17.8 million and fees for transfers of $7.2 million.  Operating expenses totaled $2.4 million.

During the first half of 2001, the Company recognized fees for refund loans of $24.7 million.  Approximately 1.3% of refund loans were not collected in a timely fashion from the IRS.  The Company provided for these losses by a $7.8 million charge to provision expense and adding another $2.4 million to the allowance from recoveries on loans charged off in prior years.  The Company charged-off $9.0 million in RALs against this allowance in the first half of 2001.  Based on experience from prior years, many of these loans may yet be paid during the remainder of this year or during the 2002 filing season.  In addition, following past practice, the Company charged-off all remaining uncollected refund loans at June 30.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

6.             Expectations for the Remainder of 2001:

Based on past experience, there will be loans that will be repaid by the IRS during the second half of 2001.  Because SBB&T does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue earned from when these payments are received.

As in prior years, still outstanding loans were charged off at the end of the second quarter.  Collections that are eventually received on these loans will be recognized as a reduction of RAL provision expense.

Lastly, during the rest of 2001, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.  These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 9.  However, these expenses are not expected to exceed several hundred thousand dollars.

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

Therefore, the published data is always one quarter behind the Company's information.  For this quarter, the peer information is for the first quarter of 2001.  All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note B - Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer.  The Company records the check as a deposit liability when it is issued and then removes check from the deposit totals when it is paid by the Company.

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

Item 4.    Submission of Matters to a vote of security holders  None

Item 5.    Other information  None

Item 6.    Exhibits and Reports on Form 8-K

                (a)           Exhibit Index:

                Exhibit Number     Item Description.

                                none

                (b)           Reports on Form 8-K                           None

Shareholders may obtain a copy of any exhibit by writing to:  Carol Kelleher, Assistant Corporate Secretary  Pacific Capital Bancorp  P.O.  Box 60839  Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.

William S. Thomas, Jr.	August 8, 2001
President & Chief Executive Officer

/s/ Donald Lafler

Donald Lafler	August 8, 2001
Executive Vice President & Chief Financial Officer