Form 10-Q
period 2001-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2001-11-14
CIK 357264

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File No.: 0-11113

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 Anacapa St., 3rd Floor Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒       No   ☐

Common Stock - As of October 31, 2001 there were 26,340,844 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets
September 30, 2001 and December 31, 2000

Consolidated Statements of Income
Three and Nine-Month Periods Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows
Nine-Month Period Ended September 30, 2001 and 2000

Consolidated Statements of Comprehensive Income
Three and Nine-Month Periods Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as supplemented by the Quarterly Reports on Form 10-Q for the first and second quarter of 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

PART II.	OTHER INFORMATION

Item 1	Legal proceedings

Item 4	Submission of Matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

FINANCIAL INFORMATION

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except share amounts)

	September 30,	December 31,
	2001	2000
Assets:
Cash and due from banks	$132,186	$176,274
Federal funds sold and securities purchased under agreements to resell	74,400	19,500
Money market funds	-	90
Cash and cash equivalents	206,586	195,864
Securities (Note 5):
Held-to-maturity	71,401	139,294
Available-for-sale	602,091	657,505
Loans, net of allowance of $43,886 at September 30, 2001 and $35,125 at December 31, 2000 (Note 6)	2,674,136	2,481,979
Premises and equipment, net	55,313	53,013
Accrued interest receivable	19,884	25,945
Other assets (Note 7)	117,566	124,025
Total assets	$3,746,977	$3,677,625

Liabilities:
Deposits:
Noninterest bearing demand deposits	$664,318	$709,348
Interest bearing deposits	2,468,922	2,393,471
Total Deposits	3,133,240	3,102,819
Securities sold under agreements to repurchase and Federal funds purchased	55,675	105,658
Long-term debt and other borrowings (Note 8)	187,650	129,658
Accrued interest payable and other liabilities	39,414	43,229
Total liabilities	3,415,979	3,381,364

Shareholders’ equity
Common stock (no par value; $0.33 per share stated value; 60,000,000 authorized; 26,425,444 outstanding at September 30, 2001 and 26,480,609 at December 31, 2000)	8,810	8,828
Surplus	112,945	115,664
Accumulated other comprehensive income (Note 9)	10,378	4,472
Retained earnings	198,865	167,297
Total shareholders’ equity	330,998	296,261
Total liabilities and shareholders’ equity	$3,746,977	$3,677,625

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share amounts)

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$55,422	$55,716	$190,844	$170,175
Interest on securities	9,619	13,120	31,205	36,931
Interest on Federal funds sold and securities purchased under agreement to resell	590	877	5,478	9,435
Interest on commercial paper	1,058	88	1,899	1,554
Total interest income	66,689	69,801	229,426	218,095
Interest expense:
Interest on deposits	19,348	24,406	67,471	73,121
Interest on securities sold under agreements to repurchase and Federal funds purchased	614	1,336	3,033	2,935
Interest on other borrowed funds	3,147	1,960	8,064	6,323
Total interest expense	23,109	27,702	78,568	82,379
Net interest income	43,580	42,099	150,858	135,716
Provision for credit losses	4,438	5,294	19,664	13,245
Net interest income after provision for credit losses	39,142	36,805	131,194	122,471
Other operating income:
Service charges on deposits	3,236	2,979	9,530	8,187
Trust fees	3,214	3,441	9,800	10,679
Other service charges, commissions and fees, net	4,257	3,955	26,516	18,028
Net gain (loss) on securities transactions	305	(14)	308	(512)
Other operating income	1,957	914	5,404	2,635
Total other income	12,969	11,275	51,558	39,017
Other operating expense:
Salaries and benefits	18,056	19,823	54,774	50,413
Net occupancy expense	3,299	2,536	8,900	8,021
Equipment expense	2,110	1,898	6,180	5,205
Other expense	12,444	11,851	39,699	32,785
Total other operating expense	35,909	36,108	109,553	96,424
Income before income taxes	16,202	11,972	73,199	65,064
Applicable income taxes	4,923	5,284	27,369	25,931
Net income	$11,279	$6,688	$45,830	$39,133

Earnings per share - basic (Note 2)	$0.42	$0.25	$1.72	$1.48
Earnings per share - diluted (Note 2)	$0.42	$0.25	$1.71	$1.47

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine-Month
	Period Ended September 30,
	2001	2000
Cash flows from operating activities:
Net Income	$45,830	$39,133
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,064	5,945
Provision for credit losses	19,664	13,245
Net amortization of discounts and premiums for securities and bankers' acceptances and commercial paper	(5,399)	(6,512)
Net change in deferred loan origination fees and costs	(842)	1,525
Net (gain) loss on sales and calls of securities	(308)	512
Change in accrued interest receivable and other assets	7,969	(26,406)
Change in accrued interest payable and other liabilities	2,011	2,380
Net cash provided by operating activities	76,989	29,822
Cash flows from investing activities:
Proceeds from call or maturity of securities	231,742	104,660
Purchase of securities	(119,391)	(227,459)
Proceeds from sale of securities	22,669	54,860
Proceeds from sale or maturity of commercial paper	461,343	161,930
Purchase of commercial paper	(461,343)	(160,484)
Net increase in loans made to customers	(210,979)	(373,281)
Purchase or investment in premises and equipment	(8,450)	(16,757)
Net cash used in investing activities	(84,409)	(456,531)
Cash flows from financing activities:
Net increase in deposits	30,421	425,325
Net (decrease) increase in borrowings with maturities of 90 days or less	(49,983)	6,885
Proceeds from long-term debt and other borrowings	79,274	44,879
Payments on other borrowings	(8,751)	(8,500)
Cash paid for retirement of stock	6,014	-
Proceeds from issuance of common stock	(2,719)	920
Dividends paid	(17,551)	(12,530)
Net cash provided by financing activities	18,142	456,979
Net increase in cash and cash equivalents	10,722	30,270
Cash and cash equivalents at beginning of period	195,864	143,617
Cash and cash equivalents at end of period	$206,586	$173,887

Supplemental disclosure:
Cash paid for the nine months ended:
Interest	$76,502	$52,816
Income taxes	$15,846	$26,190

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month		For the Nine-Month
	Period Ended		Period Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income	$11,279	$6,688	$45,830	$39,133
Other comprehensive income, net of tax (Note 9):
Unrealized loss on securities:
Unrealized holding gains arising during period	2,563	3,276	5,598	5,063
Less: reclassification adjustment for gains (losses) included in net income	305	(14)	308	(512)
Unrealized gain (loss) on interest rate swaps:
Cumulative effect of accounting change	589	-	-	-
Current period	392	-	-	-
Other comprehensive income	3,849	3,262	5,906	4,551
Comprehensive income	$15,128	$9,950	$51,736	$43,684

See accompanying notes to consolidated condensed financial statements.

Pacific Capital Bancorp and Subsidiaries

Notes to Consolidated Condensed Financial Statements

September 30, 2001

(Unaudited)

1.             Principles of Consolidation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (Bancorp), and its wholly owned subsidiaries, Santa Barbara Bank & Trust (SBB&T), First National Bank of Central California (FNB) and its affiliates South Valley National Bank (SVNB) and San Benito Bank (SBB), and Pacific Capital Commercial Mortgage, Inc (PCCM). All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

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

The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2001 and 2000, was as follows (shares and net income amounts in thousands):

	Three-month Period		Nine-month Period
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Ended September 30, 2001
Numerator – Net Income	$11,279	$11,279	$45,830	$45,830

Denominator – weighted average shares outstanding	26,607	26,607	26,587	26,587
Plus: net shares issued in assumed stock option exercises		129		144
Diluted denominator		26,736		26,731

Earnings per share	$0.42	$0.42	$1.72	$1.71

Ended September 30, 2000
Numerator -- Net Income	$6,688	$6,688	$39,133	$39,133

Denominator – weighted average shares outstanding	26,408	26,408	26,353	26,353
Plus: net shares issued in assumed stock option exercises		213		233
Diluted denominator		26,621		26,586

Earnings per share	$0.25	$0.25	$1.48	$1.47

3.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

4.             Acquisitions

Los Robles Bancorp

After the close of business on June 30, 2000, the Company acquired Los Robles Bancorp (LRBC), holding company of Los Robles Bank (LRB), for $32.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Net fair value of tangible assets acquired	$14,149
Goodwill	18,351
Purchase consideration	$32,500

The purchased goodwill, included in other assets on the balance sheets as of December 31, 2001 and September 30, 2001, is being amortized over 15 years. Intangible assets, including goodwill, are reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market value is determined to be less than the current book value of the intangible asset, a charge against current earnings would be recorded. For purposes of reporting cash flows for the nine months ended September 30, 2000, the securities, loans, and deposits acquired in this transaction are included within purchases of securities, net increase in loans made to customers, and net increase in deposits, respectively.

The information in the table below combines the historical results of the Company and LRB after giving effect to the amortization of goodwill and exclusion of an estimated amount of earnings from the consideration paid to the shareholders of LRB using the average rate received during the period for Federal funds sold. No attempt has been made to eliminate the duplicated administrative costs. There were no intercompany transactions which needed to be eliminated. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of LRB consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 2.

(unaudited)	Nine Months Ended
(amounts in thousands, except per share amounts)	September 30, 2000
Interest income	$224,976
Interest expense	84,155

Net interest income	140,821
Provision for credit losses	13,485
Noninterest income	40,942
Noninterest expense	101,070

Income before provision for income taxes	67,208
Provision for income taxes	26,753

Net income	$40,455

Basic earnings per share	$1.54
Weighted average shares assumed to be outstanding for basic earnings per share	26,353

Diluted earnings per share	$1.52

Weighted average shares assumed to be outstanding for diluted earnings per share	26,586

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would in fact have occurred had the acquisition actually been transacted on January 1, 2000.

San Benito Bank

After the close of business on July 31, 2000, the Company merged with San Benito Bank (SBB) of Hollister, California. Under the terms of the merger, SBB shareholders received 0.605 shares of the Company’s stock for each share of SBB common stock. This transaction was accounted for using the pooling-of-interest method of accounting. Simultaneous with the merger of the Company and SBB, SBB was merged with FNB. SBB continues to operate under its existing name as an affiliate of FNB. Under the pooling-of-interests method of accounting, the assets and liabilities of the two parties are combined together for each year presented in the financial statements. The effect of this presentation is to report as if the merger had occurred as of the beginning of the earliest period presented.

5.             Securities

The Company’s securities are classified as either “held-to-maturity” or “available-for-sale.” Securities for which the Company has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term for a gain, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(in thousands)
	Held-to-	Available-
	Maturity	for-Sale	Total
September 30, 2001
Amortized cost:
In one year or less	$9,458	$167,310	$176,768
After one year through five years	14,858	307,796	322,654
After five years through ten years	11,540	24,803	36,343
After ten years	35,545	84,137	119,682
Total Securities	$71,401	$584,046	$655,447

Estimated market value:
In one year or less	9,674	170,444	180,118
After one year through five years	16,635	317,639	334,274
After five years through ten years	13,554	25,252	38,806
After ten years	41,891	88,756	130,647
Total Securities	$81,754	$602,091	$683,845

December 31, 2000
Amortized cost:
In one year or less	$31,869	$154,940	$186,809
After one year through five years	47,624	409,528	457,152
After five years through ten years	18,232	21,214	39,446
After ten years	41,569	63,834	105,403
Total Securities	$139,294	$649,516	$788,810

Estimated market value:
In one year or less	31,981	155,035	187,016
After one year through five years	49,534	412,430	461,964
After five years through ten years	19,339	21,332	40,671
After ten years	47,588	68,708	116,296
Total Securities	$148,442	$657,505	$805,947

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2001
Held-to-maturity:
U.S. Treasury obligations	$-	$-	$-	$-
U.S. agency obligations	-	-	-	-
Mortgage-backed securities	10	-	-	10
State and municipal securities	71,391	10,353	-	81,744
Total held-to-maturity	71,401	10,353	-	81,754

Available-for-sale:
U.S. Treasury obligations	116,283	3,495	-	119,778
U.S. agency obligations	231,207	6,146	(13)	237,340
Collateralized mortgage obligations	123,634	3,219	(2)	126,851
Asset-backed securities	12,361	7	(8)	12,360
State and municipal securities	100,561	5,378	(177)	105,762
Total available-for-sale	584,046	18,245	(200)	602,091
Total securities	$655,447	$28,598	$(200)	$683,845

December 31, 2000
Held-to-maturity:
U.S. Treasury obligations	$12,492	$33	$-	$12,525
U.S. agency obligations	28,958	1	(304)	28,655
Mortgage-backed securities	8,645	11	(134)	8,522
State and municipal securities	89,199	9,589	(48)	98,740
Total held-to-maturity	139,294	9,634	(486)	148,442

Available-for-sale:
U.S. Treasury obligations	157,164	1,569	(23)	158,710
U.S. agency obligations	246,749	2,109	(338)	248,520
Collateralized mortgage obligations	159,231	683	(851)	159,063
Asset-backed securities	13,913	3	(25)	13,891
State and municipal securities	72,459	5,091	(229)	77,321
Total available-for-sale	649,516	9,455	(1,466)	657,505
Total securities	$788,810	$19,089	$(1,952)	$805,947

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio because it is the Company’s intent to hold them to maturity. At that time the par value will be received. An exception to this expectation occurs when securities are called by the issuer prior to their maturity. In these situations, gains or losses may be realized. Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

6.             Loans and the Allowance for Credit Losses

The balances in the various loan categories are as follows:

(in thousands)	September 30,	December 31,	September 30,
	2001	2000	2000
Real estate:
Residential	$704,150	$586,904	$555,676
Non-residential	605,261	564,556	576,126
Construction	180,805	172,331	173,513
Commercial loans	823,900	775,365	748,711
Home equity loans	83,643	71,289	66,977
Consumer loans	176,438	205,992	201,558
Leases	128,875	129,159	119,447
Municipal tax-exempt obligations	8,670	4,102	4,382
Other loans	6,280	7,406	6,822
Total loans	$2,718,022	$2,517,104	$2,453,212

The loan balances at September 30, 2001, and December 31, 2000 and September 30, 2000 are net of approximately $4,971,000, $5,813,000, and $6,502,000 respectively, in deferred net loan fees and origination costs.  The leases reported in the table above are fully financed capital leases of commercial equipment.  The Company does not carry out automobile leasing.

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

Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan’s observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of September 30, 2001, December 31, 2000 and September 30, 2000:

	September 30,	December 31,	September 30,
	2001	2000	2000
Loans identified as impaired	$13,731	$9,256	$7,400
Impaired loans for which a valuation allowance has been determined	$13,704	$9,256	$7,400
Amount of valuation allowance	$4,725	$3,260	$2,908
Impaired loans for which no valuation allowance has been determined	$27	$-	$-

Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis. The following table discloses additional information (dollars in thousands) about impaired loans for the three and nine-month periods ended September 30, 2001 and 2000:

	Three-month Periods		Nine-month Periods
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Average amount of recorded investment in impaired loans	$11,273	$7,770	$10,272	$7,408
Collections of interest from impaired loans and recognized as interest income	$373	$-	$454	$-

The Company also provides an allowance for credit losses for other loans. These include (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of “impairment” but for which repayment is nonetheless uncertain; and (3) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000.

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

The valuation allowance for impaired loans of $4.7 million as of September 30, 2001 is included within the allowance for credit losses of $43.0 million in the “All Other Loans” column in the statement of changes in the allowance account for the first nine months of 2001 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

	Tax Refund	All Other
(in thousands)	Loans	Loans	Total
Balance, December 31, 2000	$–	$35,125	$35,125
Provision for credit losses	6,250	13,414	19,664
Credit losses charged against allowance	(9,783)	(6,681)	(16,464)
Recoveries added to allowance	3,533	2,028	5,561
Balance, September 30, 2001	$–	$43,886	$43,886

For the quarter ended September 30, 2001
Provision for credit losses	$(1,535)	$5,973	$4,438
Credit losses charged against allowance	-	(3,794)	(3,794)
Recoveries added to allowance	1,138	862	2,000

Balance, December 31, 1999	$–	$30,454	$30,454
Provision for credit losses	3,631	9,614	13,245
Credit losses charged against allowance	(6,251)	(8,680)	(14,931)
Recoveries added to allowance	2,620	3,046	5,666
Balance, September 30, 2000	$-	$34,434	$34,434

For the quarter ended September 30, 2000
Provision for credit losses	$-	$5,294	$5,294
Credit losses charged against allowance	-	(2,104)	(2,104)
Recoveries added to allowance	372	1,103	1,475

7.             Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of September 30, 2001 and December 31, 2000, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero.

Also included in other assets on the balance sheets at September 30, 2001 and December 31, 2000, are deferred tax assets and goodwill. In connection with acquisitions of other financial institutions, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The current balance of intangibles is $31.0 million. The purchased goodwill is being amortized over 10 and 15 year periods.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at September 30, 2001 or December 31, 2000.

8.             Long-term Debt and Other Borrowings

Long-term debt and other borrowings included $100.0 million and $103.0 million of advances from the Federal Home Loan Bank of San Francisco at September 30, 2001 and December 31, 2000, respectively and $76.0 million and $15.0 million of other long-term debt at September 30, 2001 and December 31, 2000, respectively. The $76.0 million in other long term debt consists of $36.0 million in subordinated debt issued by SBB&T and $40.0 million in senior notes issued by Bancorp.

9.             Comprehensive Income

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only components of comprehensive income other than net income are the unrealized gain or loss on securities classified as available-for-sale and the unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax (Note 14). The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

When a security that had been classified as available-for-sale is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed in the current period to avoid including it twice. These adjustments are reported in the consolidated statements of comprehensive income as a reclassification adjustment for gains (losses) included in net income.

10.           Segment Disclosure

While the Company’s products and services are all of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Processing, and Northern Region. The remaining activities of the Company are reported in a segment titled “All Other”. Detailed information regarding the Company’s segments is provided in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. A segment for Los Robles Bank was added in the third quarter of 2000 due to the acquisition mentioned in Note 4. However, with the merger of LRB into SBB&T, the activities of LRB are now incorporated into the Branch Activities, Retail Lending, and Wholesale Lending segments as appropriate. The results of operations for SBB for the three months and nine month periods ended September 30, 2001 and 2000 have been included in the Northern Region because SBB was merged into FNB at the time of acquisition.

The following tables present information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(in thousands)	Branch	Retail	Wholesale	Refund		Northern	All
	Activities	Lending	Lending	Programs	Fiduciary	Region	Other	Total
Three months ended September 30, 2001
Revenues from external customers	$3,551	$20,985	$17,530	$402	$3,163	$24,294	$11,194	$81,119
Intersegment revenues	20,905	34	—	58	(354)	—	7,985	28,628
Total revenues	$24,456	$21,019	$17,530	$460	$2,809	$24,294	$19,179	$109,747

Profit (Loss)	$5,545	$3,004	$4,624	$353	$307	$5,020	$(1,190)	$17,663
Interest income	25	19,772	17,883	275	—	21,401	9,112	68,468
Interest expense	10,798	36	2	—	741	7,302	4,230	23,109
Internal charge for funds	159	12,781	8,369	—	—	—	7,319	28,628
Depreciation	443	59	51	72	29	390	1,131	2,175
Total assets	13,010	978,512	856,878	(752)	1,540	1,196,822	700,967	3,746,977
Capital expenditures	—	—	—	—	—	172	3,727	3,899

Three months ended September 30, 2000
Revenues from external customers	$2,865	$17,115	$21,024	$389	$3,362	$25,549	$12,561	$82,865
Intersegment revenues	26,322	181	—	165	1,222	—	4,328	32,218
Total revenues	$29,187	$17,296	$21,024	$554	$4,584	$25,549	$16,889	$115,083

Profit (Loss)	$8,234	$2,822	$4,216	$(703)	$2,004	$3,558	$(6,370)	$13,761
Interest income	21	16,946	20,539	331	—	23,699	13,727	75,263
Interest expense	15,330	183	2	—	896	10,750	3,675	30,836
Internal charge for funds	211	11,018	10,720	102	—	—	(10,167)	11,884
Depreciation	566	57	31	67	35	—	677	1,433
Total assets	15,542	814,134	897,111	(495)	1,578	1,181,089	674,393	3,583,352
Capital expenditures	14	—	—	—	—	5,805	3,858	9,677

				Tax
(in thousands)	Branch	Retail	Wholesale	Refund		Northern	All
	Activities	Lending	Lending	Programs	Fiduciary	Region	Other	Total
Nine months ended September 30, 2001
Revenues from external customers	$9,661	$60,635	$58,178	$40,565	$9,574	$74,167	$32,435	$285,215
Intersegment revenues	66,603	242	-	3,581	2,849	-	23,736	97,011
Total revenues	$76,264	$60,877	$58,178	$44,146	$12,423	$74,167	$56,171	$382,226

Profit (Loss)	$17,627	$10,052	$12,546	$24,686	$4,028	$18,354	$(9,863)	$77,430
Interest income	67	56,547	57,107	26,326	—	66,210	28,531	234,788
Interest expense	38,095	247	5	852	2,843	23,889	12,637	78,568
Internal charge for funds	504	37,344	28,868	3,752	—	—	26,543	97,011
Depreciation	1,383	171	114	201	92	1,185	3,127	6,273
Total assets	13,010	978,512	856,878	(752)	1,540	1,196,822	700,967	3,746,977
Capital expenditures	26	—	—	—	—	618	7,930	8,574

Nine months ended September 30, 2000
Revenues from external customers	$8,155	$48,170	$52,411	$25,999	$10,546	$75,853	$40,649	$261,783
Intersegment revenues	81,155	326	—	2,147	3,310	—	9,406	96,344
Total revenues	$89,310	$48,496	$52,411	$28,146	$13,856	$75,853	$50,055	$358,127

Profit (Loss)	$22,003	$8,855	$12,789	$16,380	$6,166	$16,130	$(12,588)	$69,735
Interest income	70	47,397	51,357	18,725	—	68,786	40,160	226,495
Interest expense	49,179	331	5	—	2,569	22,829	7,470	82,383
Internal charge for funds	667	30,885	29,253	3,255	—	—	(32,284)	31,776
Depreciation	1,217	152	85	138	102	517	1,743	3,954
Total assets	15,542	814,134	897,111	(495)	1,578	1,181,089	674,393	3,583,352
Capital expenditures	14	—	—	—	—	8,475	15,352	23,841

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Total revenues for reportable segments	$109,747	$115,083	$382,226	$358,127
Elimination of intersegment revenues	(28,628)	(32,218)	(97,011)	(96,344)
Elimination of taxable equivalent adjustment	(1,461)	(1,789)	(4,231)	(4,671)
Total consolidated revenues	$79,658	$81,076	$280,984	$257,112

Total profit or loss for reportable segments	$17,663	$13,761	$77,430	$69,735
Elimination of taxable equivalent adjustment	(1,461)	(1,789)	(4,231)	(4,671)
Income before income taxes	$16,202	$11,972	$73,199	$65,064

11.           New Accounting Pronouncements

The FASB has finalized new accounting standards covering business combinations, goodwill and intangible assets. On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Company was required to adopt SFAS 141 upon issuance. As such, all future business combinations which involve the Company must be accounted for as purchase transactions.

The Company will adopt SFAS 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will be required to determine the levels of business at which goodwill impairment will be assessed, specifically, its operating segments (See note 10). Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives. The Company is currently evaluating the impact of SFAS 142 on existing goodwill and other intangible assets. While the ultimate impact has yet to be determined, the Company will cease amortization of existing goodwill upon adoption. Amortization expense for goodwill recognized in 2001 through September 30 was $1.9 million.

12.           Contingencies

As previously reported, the Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company’s tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages was not specified in the papers received by the Company. Therefore, Management cannot, based in part on consultation with its legal counsel, estimate the amount of any possible loss at this time or project the likelihood of an unfavorable outcome.

Notwithstanding the Company’s position as stated above, the parties have entered into discussions regarding the possibility of settling the action in order to avoid the expenses associated with continuing the lawsuit. The terms of the proposed settlement, which are currently being negotiated, are for future transactions only and would not be based on any past transactions.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company's financial position.

Securities totaling approximately $559.6 million and $671.9 million at September 30, 2001 and 2000, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank ("FHLB") advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $631.6 million and $484.6 million at September 30, 2001 and 2000, respectively, were pledged to the FHLB.

13.           Transfers and Servicing of Financial Assets

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 carries over most of SFAS 125's provisions without change. For the transfers and servicing of financial assets and extinguishments of liabilities, SFAS 140 requires a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company will 1) recognize the financial and servicing assets it controls and the liabilities it has incurred, 2) derecognize financial assets when control has been surrendered, and 3) derecognize liabilities when extinguished.

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

As of September 30, 2001, pertinent data related to this securitization is as follows:

Principal amount outstanding	$42.6 million
Retained interest	3.8 million
Principal amount of delinquencies greater than 30 days	390,000
Net credit losses	157,000
Cash flows received for servicing fees	193,000
Cash flows received on retained interests	772,000

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

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

Refund Anticipation Loan Securitization

SBB&T established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarter of 2001 securitized refund anticipation loans (RALs) into a multi-seller conduit, backed by commercial paper. SBB&T acted as the servicer for all such RALs during the securitization period. As of June 30, 2001, all borrowings had been fully repaid and no securitization-related balances were outstanding.

14.           Hedging Activities

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically specified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms. Other types of hedges are permitted by the Company’s policies, but have not been utilized.

Statement of Financial Accounting Standards No. 133, “Accounting Derivative Instruments and Hedging Activities” (SFAS 133), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001. The statement requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income.

The one swap in place at the end of the third quarter of 2001 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at September 30, 2001 was $28.9 million with a fair value loss of approximately $2.1 million. However, the Company did have other specific and non-specific hedges in place during 2000 and the first nine months of 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter. Additional charges were taken in the second and third quarters for the market adjustment that arose during those quarters. These charges are recorded as a reduction of noninterest income. These swaps were entered into when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining and expected to stay low for at least the next several quarters, the Company elected to dispose of these swaps. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the “Company”) earned $11.3 million for the quarter ended September 30, 2001, compared to $6.7 million in the third quarter last year. Diluted earnings per share for the third quarter of 2001 were $0.42 compared to $0.25 earned in the third quarter of 2000. The Company earned $45.8 million for the nine-month period ended September 30, 2001, up $6.7 million or 17.1% compared to the same period of 2000. Diluted earnings per share for the nine-month period ended September 30, 2001 were $1.71 compared to $1.47 for the comparable period of 2000.

The Company incurred significant charges in the third quarter of 2000 related to both the acquisition of Los Robles Bank (“LRB”) and the merger with San Benito Bank (“SBB”). Core earnings (reported income excluding merger-related charges) for the third quarter of 2000 were $11.3 million and diluted earnings per share were $0.43.

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund and transfer programs. These programs are events of the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in specific sections titled “Refund Anticipation Loan and Refund Transfer Programs” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the quarterly reports on Form 10-Q for the first and second quarters of 2001.

Compared to the third quarter of 2000, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis for the third quarter of 2001 increased by $1.1 million, an increase of 2.6%. In general, balances of both assets and liabilities increased and rates earned and paid were down significantly. Tax equivalent interest on loans for the third quarter decreased 0.6%, from $55.8 million for 2000 to $55.5 million for 2001. Average loan balances increased from $2.37 billion during the third quarter of 2000, to $2.68 billion during the same quarter of 2001, a 12.8% increase. Average interest-bearing deposits and liabilities increased $160.7 million or 6.2%. Interest expense decreased $4.6 million or 16.9%.

Provision expense for the third quarter of 2001 for loans other than tax refund loans was $6.0 million, compared to the $5.3 million provided in the third quarter of 2000. This increase was due to the growth in the loan portfolios and deterioration in the economy.

Noninterest income, exclusive of gains or losses on securities transactions, increased by $1.4 million or 12.2% over the same quarter of 2000. Included in this increase was a $1.7 million gain from the sale of a portion of the Company’s merchant card portfolio, offset by a decrease in Trust and Investment Services fees and losses on some loan hedges. Noninterest expense was $35.9 million in the third quarter of 2001 compared to $36.1 million in the same quarter of 2000. The amount for 2000 included expenses related to the mergers of SBB and LRB. Exclusive of these, other expenses for the third quarter of 2000 would have been $32.3 million.

The above changes resulted in an operating efficiency ratio of 62.2% for the third quarter of 2001 compared to 58.5% for the third quarter of 2000 without merger expenses. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. Exclusive of merger related expenses in 2000, the Company's return on average assets for the quarter was 1.18% compared to 1.26% for the third quarter of 2000, and the return on average equity was 13.66% compared to 15.84%.

BUSINESS

The Company is a bank holding company. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Its major subsidiaries are Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”) including its affiliates South Valley National Bank (“SVNB”) and SBB. As mentioned in Note 4 to the accompanying financial statements, LRB, which was acquired by the Company at the end of business June 30, 2000, was merged into SBB&T effective May 31, 2001. SBB&T is a state-chartered commercial bank and a member of the Federal Reserve System. FNB is a nationally chartered commercial bank and is also a member of the Federal Reserve System. The subsidiary banks offer a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

Bancorp has two inactive subsidiaries, Pacific Capital Commercial Mortgage, Inc. and Pacific Capital Services Corporation.

FORWARD-LOOKING INFORMATION

This discussion and analysis contains forward-looking statements with respect to the financial condition, results of operation and business of Pacific Capital Bancorp. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the operating characteristics of the Company's income tax refund programs, and certain operating efficiencies resulting from the integration of combined operations. The subject of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs; (5) legislative or regulatory changes adversely affecting the business in which Pacific Capital Bancorp engages; (6) difficulties integrating acquired operations; (7) the occurrence of future events such as the terrorist acts of September 11, 2001, or a significant energy crisis in California; and (8) other risks detailed in the Pacific Capital Bancorp 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("2000 10-K"). Forward-looking statements speak only as of the date they are made, and Pacific Capital Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Notes 11, 13, and 14 to the consolidated financial statements.

RISKS FROM CURRENT EVENTS

The risk environment for the Company has changed due to the terrorist attacks of September 11, 2001, as it has for all other banks. The Federal Reserve Bank immediately injected a large amount of liquidity into the country’s banking system to assist the clearing of payments between banks. Concurrent with this action has been a tightening of procedures to prevent money laundering, increased scrutiny of foreign transactions, and requests from authorities to review customer lists for contacts with certain individuals suspected of connection with the attacks. The Company has been able to adjust to this new environment without material impact. However, further incidents, especially ones targeting the country’s financial systems could have a negative impact on the Company.

The attacks occurred at a time when the nation’s economy was already slowing. Certain segments of the economy, for example air travel and hospitality, have been especially impacted as consumers and companies have cut back on travel. The Company has considered these factors in assessing the adequacy of its allowance for credit loss, but further attacks or more significant economic decline in its markets could cause additional credit deterioration.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The table below shows the growth in average total assets and deposits since 1996. Annual averages are shown for 1996, 1997, and 1998; quarterly averages are shown for 1999, 2000, and 2001. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the quarters.

Table 1 – GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)

			Percent of
	Average	Average	Assets Funded
	Assets	Deposits	by Deposits
1996	$1,866	$1,688	90.4%
1997	2,241	1,985	88.5
1998	2,631	2,322	88.3
1st Quarter 1999	2,965	2,589	87.3
2nd Quarter 1999	2,891	2,477	85.7
3rd Quarter 1999	2,971	2,543	85.6
4th Quarter 1999	3,046	2,582	84.8
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5

Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company had to rely more on nondeposit funding sources, primarily borrowing funds from other financial institutions. The percent of the Company’s assets funded by deposits for the third quarter of 2001 of 83.5% compares to 69.4% for the Company’s peers of $1 billion to $10 billion in assets (See Note A: Notes are found at the end of this report). Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered. As discussed below in the section titled “Other Borrowings, Long-term Debt and Related Interest Expense,” such borrowings may have certain advantages in a declining interest rate environment.

The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry. First, the acquisitions in 1997 of First Valley Bank ("FVB") and of Citizen's State Bank ("CSB"), and in 2000 of LRB added $377 million to the Company's assets and $333 million to deposits. Second, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution's character and management in place. Because the Company mergers with FNB and SBB were accounted for by the pooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances. However, growth at these institutions subsequent to the mergers is reflected in the table above. Third, SBB&T has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table.

The major reason for the large increases in average assets and deposits during the first quarters of 1999, 2000, and 2001 was the significant expansion of the Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to the outstanding checks issued for loans and transfers (See Note B) and to the issuance in the first quarters of 2000 and 2001 of certificates of deposit to fund the refund loans.

INTEREST RATE SENSITIVITY

Most of the Company’s earnings arise from its functioning as a financial intermediary. As such, it takes in funds from depositors and then either lends the funds to borrowers or invests the funds in securities and other instruments. The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid.

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three-month and nine-month periods ended September 30, 2001 and 2000 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2000 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2B shows that for the first nine months of 2001, interest-bearing demand or NOW accounts averaged $371.2 million, interest expense for them was $1.2 million, and the average rate paid was 0.44%. In the first nine months of 2000, NOW accounts averaged $352.8 million, interest expense for them was $1.9 million, and the average rate paid was 0.72%. Table 3 shows that the $686,000 decrease in interest expense for demand deposits from the first nine months of 2000 to the first nine months of 2001 is the net result of a $94,000 increase in interest expense due to higher balances in 2001, and a decrease of $780,000 due to lower rates paid during 2001.

Tables 2A and 2B also disclose the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company’s assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. The increased volume of earning assets serves to replace the net interest income that is lost by the decreasing rate.

TABLE 2A – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

 (dollars in thousands)

	Three months ended			Three months ended
	September 30, 2001			September 30, 2000
	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate (4)	Balances	Expense	Rate (4)
ASSETS
Short-term investments	$170,890	$1,648	3.83%	$61,367	$965	6.26%
Securities: (2)
Taxable	467,108	7,110	6.04%	656,428	10,291	6.24%
Non-taxable	165,144	3,890	9.42%	176,981	4,507	10.19%
Total securities	632,252	11,000	6.92%	833,409	14,798	7.08%
Loans and leases: (3)
Commercial	543,997	12,889	9.40%	761,601	19,003	9.93%
Ready equity	82,328	1,459	7.03%	67,553	1,724	10.15%
Real estate	1,716,854	32,319	7.53%	1,209,128	26,419	8.74%
Installment and consumer loans	199,653	5,023	9.98%	218,532	5,290	9.63%
Leasing	136,628	3,536	10.27%	118,001	3,060	10.32%
Tax refund loans	-	275	0.00%	-	331	0.00%
Total loans and leases	2,679,460	55,501	8.26%	2,374,815	55,827	9.38%

Total earning assets	3,482,602	68,149	7.80%	3,269,591	71,590	8.73%
Allowance for credit losses	(42,470)			(30,990)
Other assets	345,897			328,132

TOTAL ASSETS	$3,786,029			$3,566,733

LIABILITIES

Deposits:
Interest-bearing demand	$368,301	286	0.31%	$354,986	715	0.80%
Savings and money market	963,587	5,398	2.22%	930,975	8,219	3.51%
Time deposits	1,160,419	13,664	4.67%	1,081,990	15,472	5.69%
Total interest-bearing deposits	2,492,307	19,348	3.08%	2,367,951	24,406	4.10%
Borrowed funds	251,360	3,761	5.94%	215,046	3,296	6.10%
Total interest-bearing liabilities	2,743,667	23,109	3.34%	2,582,997	27,702	4.27%
Noninterest-bearing demand deposits	670,512			664,147
Other liabilities	44,256			34,879
TOTAL LIABILITIES	3,458,435			3,282,023

Shareholders' equity	327,594			284,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,786,029			$3,566,733

Net interest rate spread			4.46%			4.46%
NET INTEREST INCOME AND NET INTEREST MARGIN		$45,040	5.16%		$43,888	5.36%

(1)  Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2)  Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)   Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)   Annualized.

TABLE 2B – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)

	Nine months ended			Nine months ended
	September 30, 2001			September 30, 2000
	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate (4)	Balances	Expense	Rate (4)
ASSETS
Short-term investments	$213,523	$7,377	4.62%	$236,057	$10,989	6.22%
Securities: (2)
Taxable	513,704	23,864	6.21%	645,639	29,044	6.01%
Non-taxable	160,926	11,320	9.38%	164,782	12,265	9.92%
Total securities	674,630	35,184	6.97%	810,421	41,309	6.81%
Loans and leases: (3)
Commercial	543,086	40,290	9.92%	729,895	49,228	9.01%
Ready equity	78,528	4,773	8.13%	63,051	4,648	9.85%
Real estate	1,629,687	94,623	7.74%	1,166,344	74,989	8.57%
Installment and consumer loans	196,219	14,662	9.99%	204,136	14,305	9.36%
Leasing	134,781	10,422	10.34%	112,014	8,573	10.22%
Tax refund loans	78,749	26,326	44.70%	80,365	18,725	31.12%
Total loans and leases	2,661,050	191,096	9.59%	2,355,805	170,468	9.66%

Total earning assets	3,549,203	233,657	8.79%	3,402,283	222,766	8.74%
Allowance for credit losses	(41,695)			(32,535)
Other assets	365,100			302,477

TOTAL ASSETS	$3,872,608			$3,672,225

LIABILITIES

Deposits:
Interest-bearing demand	$371,249	1,219	0.44%	$352,753	1,905	0.72%
Savings and money market	951,433	19,729	2.77%	925,143	22,470	3.24%
Time deposits	1,186,258	46,523	5.24%	1,177,269	48,746	5.53%
Total interest-bearing deposits	2,508,940	67,471	3.60%	2,455,165	73,121	3.98%
Borrowed funds	237,074	11,097	6.26%	194,753	9,258	6.35%
Total interest-bearing liabilities	2,746,014	78,568	3.83%	2,649,918	82,379	4.15%
Noninterest-bearing demand deposits	737,539			695,320
Other liabilities	70,639			43,449
TOTAL LIABILITIES	3,554,192			3,388,687

Shareholders' equity	318,416			283,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY				$3,672,225
	$3,872,608
Net interest rate spread			4.96%			4.59%
NET INTEREST INCOME AND NET INTEREST MARGIN		$155,089	5.83%		$140,387	5.51%

(1)  Income amounts are presented on a fully taxable equivalent basis. The federal statutory rate was 35% for all periods presented.

(2)  Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are in other assets.

(3)   Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)   Annualized.

TABLE 3 – RATE/VOLUME ANALYSIS (1) (2)

(in thousands)

	Three months ended				Nine months ended
	Sept 30, 2001 vs Sept 30, 2000				Sept 30, 2001 vs Sept 30, 2000
	Change in	Change in			Change in	Change in
	Average	Income/	Rate	Volume	Average	Income/	Rate	Volume
	Balance	Expense	Effect	Effect	Balance	Expense	Effect	Effect
EARNING ASSETS:
Short-term investments	$109,523	$683	$(496)	$1,179	$(22,534)	$(3,612)	$(2,635)	$(977)
Securities: (3)
Taxable	(189,320)	(3,181)	(318)	(2,863)	(131,935)	(5,180)	936	(6,116)
Non-taxable	(11,837)	(617)	(327)	(290)	(3,856)	(945)	(661)	(284)
Total securities	(201,157)	(3,798)	(645)	(3,153)	(135,791)	(6,125)	275	(6,400)
Loans and leases: (4)
Commercial	(217,604)	(6,114)	(962)	(5,152)	(186,809)	(8,938)	4,595	(13,533)
Ready equity	14,775	(265)	(596)	331	15,477	125	(896)	1,021
Real estate	507,726	5,900	(4,084)	9,984	463,343	19,634	(7,795)	27,429
Installment and consumer loans	(18,879)	(267)	192	(459)	(7,917)	357	930	(573)
Leasing	18,627	476	(15)	491	22,767	1,849	101	1,748
Tax refund loans	-	(56)	-	(56)	(1,616)	7,601	7,985	(384)
Total loans and leases	304,645	(326)	(5,465)	5,139	305,245	20,628	4,920	15,708

TOTAL EARNING ASSETS	$213,011	(3,441)	(6,606)	3,165	$146,920	10,891	2,560	8,331

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$13,315	(429)	(455)	26	$18,496	(686)	(780)	94
Savings and money market	32,612	(2,821)	(3,103)	282	26,290	(2,741)	(3,357)	616
Time deposits	78,429	(1,808)	(2,890)	1,082	8,989	(2,223)	(2,590)	367
Total deposits	124,356	(5,058)	(6,448)	1,390	53,775	(5,650)	(6,727)	1,077
Borrowed funds	36,314	465	(88)	553	42,321	1,839	(133)	1,972
TOTAL INTEREST-BEARING LIABILITIES	$160,670	(4,593)	(6,536)	1,943	$96,096	(3,811)	(6,860)	3,049

NET INTEREST INCOME (4)		$1,152	$(70)	$1,222		$14,702	$9,420	$5,282

(1)  Income amounts are presented on a fully taxable equivalent (FTE) basis.  The federal statutory rate was 35 % for all periods presented

(2)  The change not solely due to volume or rate has been prorated into rate and volume components.

(3)  Average securities balances are based on amortized cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(4)  Nonaccrual loans are included in loan balances.  Interest income includes related fee income.

Because such large proportions of the Company’s balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its sensitivity to changes in interest rates. Measurement is done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus assumed changes.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors:  (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate “shocks” on the Company’s asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company’s net interest income and net economic value are “at risk” (would deviate from the base level) if rates were to change in this manner.

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company’s December 31, 2000, and September 30, 2001 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

	Shocked by -2%	Shocked by +2%
As of December 31, 2000
Net interest income	-3.72%	+3.65%
Net economic value	+12.71%	-11.71%

As of September 30, 2001
Net interest income	-6.27%	+3.94%
Net economic value	+22.79%	-21.31%

The differences in the results are due to changes over the last nine months in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.

First, the impact on net interest income will depend on whether more assets or liabilities will reprice within the twelve-month period. An asset or liability reprices because either (a) it matures or is sold and is replaced with a new asset or liability priced at current market rates or (b) its contractual terms call for a periodic resetting of the interest rate. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. The Company remains "asset sensitive," i.e. it has more assets than liabilities repricing in the next year.

Second, financial instruments do not respond in parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value. The nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the "interest rate cap" on some residential real estate loans, which may limit the amount that rates may increase. An example of a non-contractual factor is the assumption on how low rates could be lowered on administered rate accounts.

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

The significant change in the results of the analysis shown above between the two period-ends is due primarily to the substantial decrease in prevailing interest rates during the nine month period, which left certain low cost liability products at less than 2% of cost. As such, these products begin to behave as fixed rate products in 2% shock analysis. In other words, even if rates were to decrease 2%, the rates on these accounts would drop minimally. The Company has become increasingly asset sensitive as rates have fallen 4% from December 31, 2000 through October 2, 2001.

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet - the Company does not project changes in the size or mix of the various assets and liabilities. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. The assumptions used for the measurement at December 31, 2000 are not necessarily the same as those used for the measurement at September 30, 2001.

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

The Company’s exposure to interest rate risk and how it addresses this risk is discussed in more detail in the 2000 10-K MD&A.

DEPOSITS AND RELATED INTEREST EXPENSE

While there occasionally may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there was a significant increase in deposits during the first quarters of 2000 and 2001 related to the tax refund programs. These deposits included brokered certificates of deposit used to fund the loans. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2A and 2B reflect this higher rate.

Noninterest-bearing deposits also increase during the first quarter because the checks issued by SBB&T to taxpayers for loans and transfers are usually outstanding for several days.

Some of the brokered deposits used in 2001 did not mature until the second quarter and so there is some impact from the higher rates in Table 2A as well as the year-to-date impact in Table 2B. They were not renewed when they matured because they are only needed for funding the RAL program which operates during the first and second quarters. That they did not all mature until the second quarter also accounts for some of the decline in the average balance of deposits shown in Table 1 from the second quarter to the third quarter of 2001. September 30, 2001 deposit balances were slightly higher than the balances at June 30, 2001.

The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled “Capital Resources and Company Stock”. Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned and Management anticipates that it can be sustained because of the strong earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB, CSB and LRB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

LOANS AND RELATED INTEREST INCOME

The end-of-period loan balances as of September 30, 2001 have increased by $200.9 million compared to December 31, 2000, by $264.8million compared to September 30, 2000, and by $76.3 million in the last quarter. As shown in the table in Note 6 to the consolidated financial statements, most of the categories of loans increased in the last 12 months.

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

The balances of construction and commercial loans are up 4.9% and 6.3%, respectively from the end of 2000.

The Company sold approximately $45 million of its commercial real estate loans early in the first quarter of 2001 to manage concentration in that category and to manage the Company's capital ratios in preparation for the refund loans that would be booked during the first quarter. Exclusive of this sale, net growth during the first three quarters of 2001 was approximately $85.7 million.

The table in Note 6 to the financial statements shows the outstanding balance of consumer loans to be $29.6 million less at the end of the third quarter of 2001 than at the end of 2000. As described in Note 13, the Company sold $58.2 million in indirect auto loans through a securitization early in the first quarter of 2001. Exclusive of that sale, consumer loan balances have increased approximately $28.6 million since year-end.

Table 2B includes average balances for tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Because they are outstanding for only a short time and because any loans unpaid by June 30 of each year are charged off, there were no such loans outstanding at September 30, 2001 or at December 31, 2000. There is a small amount of fees earned on the tax refund loans in the third quarter of each year. These fees relate to loans that were charged-off on or prior to June 30, but collected in the third quarter.

The fees charged for the tax refund loans reported in Table 2B for the first nine months of 2001 and 2000 are not determined based on the time they are outstanding. That is, the fee is the same whether the loan is outstanding for 10 days or 3 months. Unlike with other loans, the costs incurred in funding these loans is less important than the cost to process and the credit risk. As such, yields computed by dividing annualized interest income by average balances are not meaningful.

Without the effect of tax refund loans, average yields for loans for the three and nine-month periods ended September 30, 2001 were 8.22% and 8.52%, respectively, and for the three-month and nine-month periods ended September 30, 2000 were 9.32% and 8.90%, respectively. The decreases in average rates earned in 2001 compared to 2000 is reflective of the Federal Open Market Committee of the Federal Reserve Board decreasing its target market rates during the first three quarters of 2001. Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

OTHER LOAN INFORMATION

In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)	September 30,	December 31,
	2001	2000
Commitments to extend credit
Commercial	$570,447	$572,905
Consumer	95,179	87,582
Standby letters of credit	46,353	38,781

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company’s Annual Report for 2000 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 6 to the financial statements.

Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the thirdquarter of 2001, and at the end of the previous four quarters.

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company does nonetheless compute its ratios and compare them with peer ratios as a check on its methodology.

Only two other banks operate national tax refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company’s figures and ratios in the table for comparability.

Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate).

TABLE 4 – Asset Quality (dollars in thousands)

	Sept 30,	June 30,	March 31,	December 31,	Sept 30,
	2001	2001	2001	2000	2000
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$5,474	$4,335	$2,983	$2,427	$743
Nonaccrual loans	15,141	19,627	19,197	15,975	12,609
Total noncurrent loans	20,615	23,962	22,180	18,402	13,352
Foreclosed real estate	-	-	-	-	-
Total nonperforming assets	$20,615	$23,962	$22,180	$18,402	$13,352
Allowance for credit losses other than RALs	$43,886	$41,242	$38,191	$35,125	$34,434
Allowance for RALs	–	–	3,562	–	–
Total allowance	$43,886	$41,242	$41,753	$35,125	$34,434

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.61%	1.56%	1.51%	1.40%	1.40%
Coverage ratio of allowance for credit losses to noncurrent loans	213%	172%	172%	191%	258%
Ratio of noncurrent loans to total loans	0.76%	0.91%	0.88%	0.73%	0.54%
Ratio of nonperforming assets to total assets	0.55%	0.65%	0.57%	0.50%	0.37%

FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.88%	1.84%	1.76%	1.71%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	178%	179%	190%	195%
Ratio of noncurrent loans to total loans	n/a	1.05%	1.03%	0.64%	0.61%
Ratio of nonperforming assets to total assets	n/a	0.73%	0.72%	0.93%	0.88%

The allowance for credit losses (other than tax refund loans) compared to total loans remains lower than the corresponding ratios for the Company’s peer group. Similarly, the Company’s ratio of allowance for credit loss compared to non-current loans is lower than the ratio for its peers. However, the Company’s ratio of non-performing assets to total assets is 89% of that of its peers. The Company generally has a lower ratio of net charge-offs to average loans as shown in the following table:

Ratio of Net Charge-Offs

 to Average Loans:

	2001 YTD
	Annualized	2000	1999	1998	1997
Pacific Capital Bancorp (excl tax refund loans)	0.28%	0.33%	0.23%	0.03%	-0.01%
FDIC Peers	0.84%	0.68%	0.68%	1.08%	1.03%

Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for September 30, 2001 (amounts in thousands).

Table 5 — NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

		Potential Problem
	Noncurrent	Loans other than
	Loans	Noncurrent
Loans secured by real estate:
Construction and land development	$1,426	$14,463
Agricultural	533	-
Home equity lines	872	955
1-4 family mortgage	1,786	4,310
Multifamily	-	-
Non-residential, nonfarm	2,089	18,127
Commercial and industrial	9,786	64,179
Leases	1,790	9,773
Other Consumer Loans	2,334	1,893
Other	-	-
Total	$20,616	$113,700

The following table sets forth the allocation of the allowance for all potential problem loans by classification as of September 30, 2001 (amounts in thousands).

Doubtful	$4,881
Substandard	$10,314
Special Mention	$5,806

The total of the above numbers is less than the total allowance. Most of the allowance is allocated to groups of loans which, while not currently regarded as potential problem loans, nonetheless, based on the Company’s experience, have unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2001 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms. Other types of hedges are permitted by the Company’s policies, but have not been utilized.

Statement of Financial Accounting Standards No. 133, “Accounting Derivative Instruments and Hedging Activities” (SFAS 133), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001. The statement requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income.

The one swap in place at the end of the third quarter of 2001 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at September 30, 2001 was $28.9 million with a fair value loss of approximately $2.1 million. However, the Company did have other specific and non-specific hedges in place during 2000 and the first nine months of 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter. Additional charges were taken in the second and third quarters for the market adjustment that arose during those quarters. These charges are recorded as a reduction of noninterest income. These swaps were entered into when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining and expected to stay low for at least the next several quarters, the Company elected to dispose of these swaps. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade, the so-called “junk bonds.”

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Uninvested cash is a nonearning asset, so the subsidiary banks strive to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell (“reverse repurchase agreements”). These reverse repurchase agreements are investments, which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are on an overnight basis as well. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

As shown in Table 2B, the average balance of these short-term investments for the first nine months of 2001 was less than for the first nine months of 2000. The explanation for this is that during the first six months of 2001, the Company funded the cyclical needs of the RAL program more efficiently by achieving a better match in maturities of the financial instruments used to fund these programs. As a result, once the seasonal funding requirements of the 2001 RAL program were met, fewer funds needed to be invested in short-term instruments pending maturity of the underlying funding source. In 2000, the Company had used a higher proportion of longer-term CDs to fund the program, many of which did not mature until well into the second and third quarters.

While Table 2A shows that the average balance in the third quarter of 2001 was higher than average balance in the third quarter of 2000, the average balance was actually less than in the two prior quarters. The higher balance in comparison to the third quarter of 2000 is due more to a decrease in the balances during the third quarter of 2000 to fund loan growth than to any specific factor related to 2001.

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other borrowings consist of securities sold under agreements to repurchase (“repurchase agreements”), Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank (“FRB”).

Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company’s subsidiaries as needed to manage their daily liquidity positions. At various times during each quarter, either of the Company’s subsidiaries may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the Company first uses its short-term investments to provide the needed funds and then borrow funds overnight in the form of Federal funds purchased until cash flows are again balanced. Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate, for the relatively small amounts they sell, than they could obtain in the general market while the Company either earns a spread on what it can sell the funds for or reduces the expense on what it would otherwise have to borrow for its liquidity needs.

As described in the previous section, the Company uses reverse repurchase agreements as a means of investing short-term excess cash. While the Company could borrow money overnight in the same repurchase agreement market that it lends funds, it instead uses repurchase agreements as a “retail” product. Funds in amounts that exceed FDIC deposit insurance coverage are borrowed from customers for periods of one week to two months. The borrowings are collateralized by securities held by the Company in its investment portfolios.

Treasury Tax and Loan demand notes are amounts received from customers that are due to the Internal Revenue Service for payroll taxes. Banks may immediately forward these funds to the IRS, or may retain the funds and pay interest on them. The Company elects to retain these funds.

In a declining interest rate environment, these short-term borrowings may be more advantageous to the Company's net interest margin because they are generally more responsive to changes in market rates.

Lastly, as a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company borrowed funds from this source once during the quarter.

Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

Table 6—OTHER BORROWINGS

		Average	Average	Percentage of
Quarter Ended		Outstanding	Rate	Average Total Assets
March	2000	$82.6	3.82%	2.3%
June	2000	78.4	6.34%	2.2%
September	2000	127.2	6.15%	3.6%
December	2000	138.5	3.85%	3.8%
March	2001	156.0	5.60%	3.9%
June	2001	99.0	4.03%	2.6%
September	2001	78.7	3.83%	2.1%

Because of the relatively large cash flows that occur during the first quarter due to the refund loan and transfer programs, the Company tends to make more use of these short-term borrowings than in other quarters.

In addition, as indicated in the section above titled "Growth Trends in Assets and Deposits," the Company's assets--primarily loans--have been growing at a faster rate than deposits and some of the growth in loans has been temporarily funded by other borrowings. The table above shows the Company's generally increasing use of nondeposit sources to temporarily fund the loan growth.  The percentage of average total assets funded by these short-term other borrowings is lower in the third quarter of 2001 because of the increase in long-term debt discussed below.

Long-term debt at September 30, 2001 included $100.0 million in advances from the Federal Home Loan Bank of San Francisco (“FHLB”), $36.0 million in subordinated debt at SBB&T, and $40 million in senior debt at Bancorp. The scheduled maturities of the advances are $7.0 million in 1 year or less, $42.5 million in 1 to 3 years, and $50.5 million in more than 3 years. The maturity of both the subordinated debt and senior debt is July 2011.

Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7—LONG-TERM DEBT

		Average	Average	Percentage of
Quarter Ended		Outstanding	Rate	Average Total Assets

March	2000	$112.9	7.02%	3.1%
June	2000	99.7	6.04%	2.8%
September	2000	87.9	5.99%	2.5%
December	2000	100.3	6.38%	2.8%
March	2001	117.8	5.19%	2.9%
June	2001	118.0	6.09%	3.1%
September	2001	172.7	6.90%	4.6%

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

The subordinated note and senior note were issued in July 2001 by SBB&T and by Bancorp, respectively. The subordinated debt was structured to qualify as Tier II regulatory capital both at SBB&T and at the Company. It was issued to permit continued loan growth and expansion of the RAL program at SBB&T. The senior debt was issued to provide cash at Bancorp to permit the retirement of $20 million of the Company’s outstanding shares and to fund some of the cash dividends during the next few quarters. This would avoid the need to fund these dividends through dividends from the subsidiary banks and which would lower their capital

The Company had also incurred $20 million in term debt on June 30, 2000 to provide part of the funds necessary to purchase the shares of LRB's parent company, Los Robles Bancorp. The note called for principal reductions of $2.5 million per quarter until June 2001 when the note matured and was paid. The average balance outstanding each quarter for this note is included in the amounts in Table 7 for the quarters ending June 2000 through June 2001.

In addition to the balances shown above for other borrowings and long-term debt, the Company incurred interest expense of $852,000 to support the securitization of the refund loans as described in Note 13. There is no balance associated with this expense, so it has not been included in the above tables.

OTHER OPERATING INCOME AND EXPENSE

Other operating income consists of income earned other than interest. The largest individual component of other operating income is the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Tax Refund Loan and Transfer Programs.”

Trust and investment service fees are the next largest component of other operating income. Management fees on trust accounts are generally based on the market value of assets under administration. Because most of the assets are equity securities, fees have decreased 6.6% from the same quarter a year ago, as the nations’ stock markets have declined.

Other categories of noninterest operating income include various service charges, fees, and miscellaneous income. In addition to the refund transfer fees, also included within “Other Service Charges, Commissions & Fees” are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers.

The following table shows some of the major items of other operating income and expense for the three and nine months ended September 30, 2001 and 2000 that are not specifically listed in the consolidated statements of income.

TABLE 8 – OTHER OPERATING INCOME AND EXPENSE

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Noninterest income
Merchant credit card processing	$2,204	$2,229	$6,169	$6,004
Trust fees	3,215	3,441	9,800	10,679
Refund transfer fees	126	46	14,234	7,263
Other	7,424	5,559	21,355	15,071
Total	$12,969	$11,275	$51,558	$39,017

Noninterest expense
Marketing	$965	$672	$2,735	$2,090
Consultants	1,151	2,441	4,875	5,450
Merchant credit card clearing fees	1,758	1,765	4,883	4,807
Other	13,979	11,407	42,286	33,664
Total	$17,853	$16,285	$54,779	$46,011

Included in other noninterest income is a gain of $1.7 million from the sale of a portion of the Company’s merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. The remaining relationships are expected to be sold in November 2001. While the sale occurred in the third quarter, the buyer will not take over the processing until the middle of the fourth quarter. Therefore, income and expenses of the business for the third quarter of 2001 remain comparable to the figures for the third quarter of 2000.

Marketing expense has increased as the Company has been spending more to increase brand awareness and market share in both the retail and commercial markets in PCB’s higher growth opportunity regions of Ventura and Monterey counties.

Consultant expense in the third quarter and first nine months of 2001 is lower than in corresponding periods of 2000. Much of the consultant expense for 2000 related to the merger activities. In 2001, much of it has been related to software installation. Generally accepted accounting principles require capitalization of this expense with amortization over the useful life of the software. The useful life of the software is five years.

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

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income and the achievement of specific business unit goals for the year. The amount accrued each quarter is adjusted as the year progresses and it becomes clearer whether these goals will be achieved. It is anticipated that the amount accrued in the fourth quarter will be substantially less than was accrued earlier in the year as the Company has not met its net income goals.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three-month and nine-month periods ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Salary and benefits as a percentage of total revenues	22.67%	24.45%	19.49%	19.61%
Salary and benefits as a percentage of average assets	0.48%	0.56%	1.41%	1.37%

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

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Income tax expense for the third quarter of 2001 was less than would otherwise be anticipated primarily because of changes in the assumptions regarding (1) how much of the merger-related expenses from 2000 would be deductible and (2) the tax credits available from several limited partnerships in which the Company invested to meet some of the requirements of the Community Reinvestment Act (CRA).

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at acceptable cost in order to meet cash needs, such as might be caused by fluctuations in deposit levels, customers’ credit needs, and attractive investment opportunities. The Company’s objective is to maintain adequate liquidity at all times. The Company has defined and manages three types of liquidity: (1) “immediate liquidity,” which is the ability to raise funds today to meet today’s cash obligations, (2) “intermediate liquidity,” which is the ability to raise funds during the next few weeks to meet cash obligations over that time period, and (3) “long term liquidity,” which is the ability to raise funds over the entire planning horizon to meet anticipated cash needs due to strategic balance sheet changes. Adequate liquidity is achieved by (a) holding liquid assets, (b) maintaining the ability to raise deposits or borrow funds, and (c) keeping access open to capital markets.

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. As of September 30, 2001, these sources of immediate liquidity were well in excess of that minimum.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At September 30, 2001, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At September 30, 2001, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the three-month and nine-month periods ended September 30, 2001 and 2000 (dollars in thousands).

Table 9 – CAPITAL RATIOS

	Three month period			Nine month period
	ended September 30,			ended September 30,
	2001	2000	Change	2001	2000	Change
Amounts:
Net Income	$11,279	$6,688	$4,591	$45,830	$39,133	$6,697
Average Total Assets	$3,786,029	$3,566,733	$219,296	$3,872,608	$3,672,225	$200,383
Average Total Equity	$327,594	$284,710	$42,884	$318,416	$283,538	$34,878
Ratios:
Equity to Total Assets (period end)	8.83%	7.92%	0.91%	8.83%	7.92%	0.91%
Annualized Return on Average Assets	1.18%	0.75%	0.43%	1.58%	1.42%	0.16%
Annualized Return on Average Equity	13.66%	9.35%	4.31%	19.24%	18.44%	0.80%

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

Capital must be managed at both the Company and at the individual bank levels. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as “well capitalized”, the Company is required to have risk based capital equivalent to at least 10% of risk adjusted assets. As of September 30, 2001, the Company’s total risk-based capital ratio was 12.27%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of September 30, 2001, Tier I capital was 9.81% of risk adjusted assets and 7.73% of average tangible assets.

The total risk-based capital ratio of 12.27% includes the effect of the $36 million in subordinated debt at SBB&T which qualifies as Tier II capital for SBB&T and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this note was issued in the third quarter to assist the Company in maintaining the required capital ratios at SBB&T as its general loan portfolios and the refund loan program continue to grow.

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally, dividends must be declared and paid by the subsidiary banks to provide Bancorp with the funds for it to pay dividends to its shareholders. As state-chartered banks, California law limits the amount of dividends that may be paid by SBB&T to Bancorp. As a nationally-chartered bank, FNB’s ability to pay dividends is governed by federal law and regulations.

In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds will be used to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and to provide up to $20 million to be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable. During the third quarter, the Company repurchased approximately 356,000 shares at an average price of $29.69 per share.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company’s commitment to superior customer service and community support. Such transactions, depending on their structure, may be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

The current quarterly dividend rate is $0.22 per share. When annualized, this represents a payout ratio of approximately 41% of earnings per share for the trailing 12 months.

REGULATION

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The subsidiary banks are required by the provisions of the CRA to make significant efforts to ensure that access to banking services is available to all members of their communities.

As a bank holding company, Bancorp is primarily regulated by the FRB. As a state-chartered member bank of the Federal Reserve System, SBB&T’s primary Federal regulator is the FRB and its state regulator is the California Department of Financial Institutions. As a nationally chartered bank, FNB's primary regulator is the Office of the Comptroller of the Currency. Each of these regulatory agencies conducts periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the subsidiary banks have the highest capital classification, “well capitalized,” given by the regulatory agencies and therefore, except for the need for approval of dividends paid from SBB&T to Bancorp, are not subject to any restrictions as discussed above. Management expects the Company and the subsidiary banks to continue to be classified as well capitalized in the future.

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, SBB&T has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. SBB&T earns a fixed fee per loan for advancing the funds. The fees are more related to processing cost and credit risk exposure than to the cost of funding the loans for the length of time that they are outstanding. Nonetheless, the fees are required to be classified as interest income.  The Company also provides refund transfers to customers who do not want or do not qualify for loans.  The transfer product facilitates the receipt of the refund by the customer authorizing the customer's tax preparer to print a check for the customer after the refund has been received by the Company from the IRS.  Fees for this service are included in non-interest income among other service charges, commissions, and fees.  Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

The results of operations and actions taken by the Company to manage these programs are discussed in specific sections titled “Refund Anticipation Loan and Refund Transfer Programs” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the quarterly reports on Form 10-Q for the first and second quarters of 2001, and it is suggested that the interested reader refer to those discussions.

There have been some loans that have been repaid by the IRS during the third quarter of 2001 and it is expected that there will be additional loans paid in the fourth quarter. As in prior years, still outstanding loans were charged off at the end of the second quarter. Collections that are eventually received on these loans will be recognized as a reduction of RAL provision expense. Because SBB&T does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue earned from when these payments are received.

Lastly, during the rest of 2001, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. These expenses will tend to lower the reported profit for the segment compared to the figure reported in Note 10. However, these expenses are not expected to exceed several hundred thousand dollars.

As previously reported, the Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally relates to the Company’s tax refund program. The Company has retained outside legal counsel to represent its interest in this matter. The Company does not believe that it has infringed any patents as alleged in the lawsuit and intends to vigorously defend itself in this matter. The amount of alleged damages was not specified in the papers received by the Company. Therefore, Management cannot, based in part on consultation with its legal counsel, estimate the amount of any possible loss at this time or project the likelihood of an unfavorable outcome.

Notwithstanding the Company’s position as stated above, the parties have entered into discussions regarding the possibility of settling the action in order to avoid the expenses associated with continuing the lawsuit. The terms of the proposed settlement, which are currently being negotiated, are for future transactions only and would not be based on any past transactions.

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS

Note A - To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information.  Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 2001. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note B – Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes check from the deposit totals when it is paid by the Company.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is one of a number of financial institutions named as party defendants in a patent infringement lawsuit recently filed by an unaffiliated financial institution. The lawsuit generally relates to the Company’s tax refund program.

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

Carol Kelleher

Assistant Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	November 9, 2001
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	November 9, 2001
Executive Vice President
Chief Financial Officer