Form 10-K
period 2001-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2002-03-15
CIK 357264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED                       DECEMBER 31, 2001
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

         1021 ANACAPA ST. SANTA
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

                                 Title of Class
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2002, based on the sales prices reported to the registrant on that date of $29.45 per share:

Common Stock - $731,719,972*
*Based on reported beneficial ownership by all directors and executive officers and the registrant's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 21, 2002, there were 26,182,630 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2002 are incorporated by reference into Part III.


INDEX                                                                                PAGE

PART I

       Item 1.      Business

             (a)    General Development of the Business                                3
             (b)    Financial Information about Industry Segments                      3
             (c)    Narrative Description of Business                                  3
             (d)    Financial Information about Foreign and Domestic
                    Operations and Export Sales                                        4

       Item 2.      Properties                                                         4

       Item 3.      Legal Proceedings                                                  4

       Item 4.      Submission of Matters to a Vote of Security Holders                4

PART II

       Item 5.      Market for the Registrant's Common Stock and Related Stockholder
                    Matters                                                            5

             (a)    Market Information                                                 5
             (b)    Holders                                                            5
             (c)    Dividends                                                          5

       Item 6.      Selected Financial Data                                            6

       Item 7.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          6

       Item 7(a)    Quantitative and Qualitative Disclosures About Market Risk        50

       Item 8.      Financial Statements and Supplementary Data                       50

       Item 9.      Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosures                                         99

PART III

       Item 10.     Directors and Executive Officers of the Registrant               100

       Item 11.     Executive Compensation                                           100

       Item 12.     Security Ownership of Certain Beneficial Owners and Management   100

       Item 13.     Certain Relationships and Related Transactions                   100

PART IV

       Item 14.     Exhibits, Financial Statements, and Reports on Form 8-K          101

SIGNATURES                                                                           102

EXHIBIT INDEX                                                                        103

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

SBB&T has grown to 29 banking offices with loan, trust and escrow offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. From 1995 through 1998, six banking offices were opened in western Ventura County and one in northern Santa Barbara County. The Company acquired Los Robles Bank ("LRB") at the end of June, 2000, when the Company purchased all of the outstanding shares of Los Robles Bancorp, parent of LRB. LRB was merged with SBB&T in the second quarter of 2001. LRB had three offices. Two of these became offices of SBB&T and the third was closed because of its close proximity to one of the existing offices of SBB&T.

FNB has 12 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito counties. The offices in Santa Clara County use the name South Valley National Bank, which was a separate subsidiary of PCB until it merged with FNB shortly before PCB merged with SBBancorp. The offices in San Benito County use the name San Benito Bank ("SBB"). SBB was a separate bank prior to its merger with FNB at the end of July, 2000. FNB also provides trust and investment services to its customers.

A third subsidiary, Pacific Capital Commercial Mortgage Company ("PCCM"), was formed in 1988. This subsidiary, which was primarily involved in mortgage brokering services and the servicing of brokered loans ceased business and became inactive in 2001.

There is a fourth subsidiary, Pacific Capital Services Corporation, which is also inactive.

During the fourth quarter of 2001, the Company applied for and received approval for a single national banking charter. We anticipate that SBB&T and FNB will be merged into this single charter at the end of the first quarter of 2002. The Company will continue to use the brand names of Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, and San Benito Bank in their respective market areas.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information about industry segments is provided in Note 20 to the consolidated financial statements.

(c)    NARRATIVE DESCRIPTION OF BUSINESS

Bancorp is a bank holding company. As of December 31, 2001, as described above, it had two bank subsidiaries and two inactive non-bank subsidiaries. Bancorp provides support services to its subsidiary banks. These services include executive management, personnel and benefits, risk management, data processing, strategic planning, legal, accounting and treasury.

The banks offer a full range of commercial banking services to households, professionals, and smallto medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. The banks offer other services such as electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. The banks also offer trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, charitable remainder trusts, employee benefit trusts, and profit sharing plans, as well as executor or probate agent for estates. Investment management and advisory services are also provided.

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

EMPLOYEES: The Company currently employs the equivalent of approximately 1,200 full time employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

(d)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, foreign currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

ITEM 2.      PROPERTIES

The Company maintains its executive offices in leased premises at 1021 Anacapa St., Santa Barbara, California. The Trust & Investment Services Division is also located in this building. The Company leases other premises in the Santa Barbara area for Information Technology, Operations Support and other administrative functions.

Of the 41 branch banking offices, all or a portion of 27 are leased. The Company owns the building used by the Residential Real Estate, Business Services, and International Banking Units.

ITEM 3.      LEGAL PROCEEDINGS

The Company was one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed in February 2000 by an unaffiliated financial institution. Generally, the lawsuit relates to the Company's tax refund program. The plaintiff contends that the program infringes on certain patents which it holds. The Company retained outside patent litigation counsel to vigorously defend it in this case. In November 2001, the plaintiff and the Company tentatively agreed to a settlement of the case. A final settlement agreement has been prepared and the Company expects that it will be fully executed in early 2002. The Company believes that the settlement is a reasonable compromise between the parties. The settlement provides for the Company to pay a license fee to the plaintiff beginning in 2002 for transactions processed in 2002 and continuing until the expiration of the patents at approximately the end of 2007.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

(a)    MARKET INFORMATION

The Company's common stock trades on The Nasdaq Stock Market under the symbol SABB. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:


                                      2001 QUARTERS                           2000 QUARTERS
                            ---------------------------------      ---------------------------------
                              4TH      3RD      2ND      1ST        4TH      3RD      2ND      1ST
Range of stock prices:
  High                      $29.25    $30.15   $30.45   $30.38     $28.63   $28.50   $29.29   $30.69
  Low                       $26.15    $27.57   $25.44   $26.13     $24.13   $25.06   $23.44   $23.75

(b)    HOLDERS

There were approximately 10,000 shareholders as of December 31, 2001. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Approximately 21% of the Company's shares are owned by institutional investors based on filings with the SEC by these investors.

(c)    DIVIDENDS

The Company declares dividends four times a year. The following table presents cash dividends declared per share for the last two years:


                                      2001 QUARTERS                           2000 QUARTERS
                            ---------------------------------      ---------------------------------
                              4TH      3RD      2ND      1ST        4TH      3RD      2ND      1ST
Cash dividends
  declared                  $0.22     $0.22    $0.22    $    -     $0.22    $0.22    $0.20    $0.20
Cash dividends
  paid                      $0.22     $0.22    $0.22    $0.22      $0.22    $0.20    $0.20    $0.18

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. In 2001, the Company paid dividends of $0.22 per quarter. However, it changed the timing of the declaration of the dividend from the month prior to the quarter end to the first month of each quarter. In December 2000, the Company declared a dividend of $0.22 per share payable in February 2001. In April 2001 the Company declared a dividend of $0.22 per share payable in May 2001. In prior years, the dividend payable in May would have been declared in March. The number of dividends paid and the amount for the dividends paid to shareholders remains the same, but since only three quarterly dividends were declared in 2001, there is a smaller amount of dividends reported as declared in the Consolidated Statements of Shareholders' Equity for 2001 than for the preceding years.

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary banks.

ITEM 6.      SELECTED FINANCIAL DATA

The following table compares selected financial data for 2001 with the same data for the four prior years. The Company's Consolidated Financial Statements and the accompanying notes presented in Item 8 explain reasons for the year-to-year differences.


(AMOUNTS IN THOUSANDS EXCEPT                          INCREASE
   PER SHARE AMOUNTS)                       2001     (DECREASE)      2000         1999         1998         1997
RESULTS OF OPERATIONS:
   Interest income                        $291,108    $ 1,144      $289,964     $225,127     $205,537     $178,175
   Interest expense                         97,226    (13,300)      110,526       72,475       72,259       63,726
   Net interest income                     193,882     14,444       179,438      152,652      133,278      114,449
   Provision for credit losses              26,671     12,231        14,440        7,043        9,313        8,700
   Noninterest revenue                      65,726     15,386        50,340       43,919       39,456       31,375
   Operating expense:
      Staff expense                         69,788      2,584        67,204       55,357       52,380       45,707

      Other operating expense               73,362      8,609        64,753       62,068       59,572       42,262
   Income before income taxes               89,787      6,406        83,381       72,103       51,469       49,155
   Provision for income taxes               33,676      1,751        31,925       25,570       19,970       17,118
      NET INCOME                           $56,111     $4,655       $51,456      $46,533      $31,499      $32,037

DILUTED PER SHARE DATA: (1)
   Average shares outstanding               26,639         31        26,609       26,552       26,163       25,878
   NET INCOME                                $2.11      $0.18         $1.93        $1.75        $1.20        $1.24
   Cash dividends declared                   $0.66     ($0.18)        $0.84        $0.72        $0.66        $0.49
   Cash dividends paid                       $0.88      $0.04         $0.84        $0.72        $0.66        $0.49

FINANCIAL CONDITION:
   Total assets                         $3,960,929   $283,304    $3,677,625   $3,080,309   $2,825,346   $2,492,793
   Total deposits                       $3,365,575   $262,756    $3,102,819   $2,621,457   $2,488,032   $2,207,483
   Long-term debt                         $175,000    $72,000      $103,000      $85,017      $42,926      $38,000
   Total shareholders' equity             $325,876    $29,615      $296,261     $253,041     $230,495     $204,972

OPERATING AND CAPITAL RATIOS:
   Average total shareholders'
      equity to average total assets          8.33%      0.56%         7.77%        8.25%        8.50%        8.76%
   Rate of return on average:
      Total assets                            1.45%      0.05%         1.40%        1.57%        1.20%        1.43%
      Total shareholders' equity             17.46%     -0.60%        18.06%       19.00%       14.08%       16.32%

The above results of operations and balances for prior years have been restated to reflect the Company's pooling transactions with the former Pacific Capital Bancorp and with San Benito Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the financial condition and results of operation begins on the following page.

MANAGEMENT'S DISCUSSION AND                              PACIFIC CAPITAL BANCORP
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                       AND SUBSIDIARIES


The following provides Management's comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, "we" or "the Company" refers to this consolidated entity. You should read this discussion in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements. These statements and notes are presented on pages 54 through 98 of this Annual Report on Form 10-K. "Bancorp" will be used to refer to the parent company only. Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 47 through 49.

The subsidiary banks are Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"). South Valley National Bank ("SVNB") and San Benito Bank ("SBB") were independent banks that merged with FNB and now operate under the same national bank charter as FNB. The Company acquired Los Robles Bank ("LRB") when it purchased all of the outstanding stock of Los Robles Bancorp at the end of June 2000. LRB was merged into SBB&T in the second quarter of 2001. Pacific Capital Commercial Mortgage Corporation ("PCCM") is a non-bank subsidiary of Bancorp which was primarily involved in mortgage brokering and the servicing of brokered loans. It ceased business and became inactive in 2001. The Company has a second inactive subsidiary, Pacific Capital Services Corporation.

This discussion and analysis provides insight into Management's assessment of the operating trends over the last several years and its expectations for 2002. Such expressions of expectations are not historical in nature and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

o     increased competitive pressure among financial services companies;
o changes in the interest rate environment reducing interest margins or increasing interest rate risk;
o deterioration in general economic conditions, internationally, nationally or in the State of California;
o the occurrence of future events such as the terrorist acts of September 11, 2001;
o     the availability of sources of liquidity at a reasonable cost;
o     substantial increases in energy costs in California;
o reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs;
o legislative or regulatory changes adversely affecting the business in which the Company engages; and
o     difficulties integrating acquired operations.

This discussion also provides information on the strategies adopted by the Company to address these risks, and the results of these strategies.

The acquisitions of SBB and LRB are described in Note 19 to the consolidated financial statements. We accounted for the merger of SBB with the Company using the "pooling-of-interests" method of accounting. As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations as if this merger had occurred prior to the earliest period presented. In contrast, the acquisition LRB was accounted for as a purchase transaction, and its results of operations are included with those of the Company only from the date of acquisition.

OVERVIEW OF EARNINGS PERFORMANCE

In 2001, the net income for the Company was $56.1 million, or $2.11 per diluted share. This represents a 9.0% increase over the $51.5 million net income or $1.93 per diluted share reported for 2000. Reported net income for 2000 had been significantly impacted by expenses related to the acquisitions of SBB and LRB. Exclusive of these merger expenses (Note A), the Company's core or pro forma net operating income for 2000 was $56.8 million and diluted earnings per share for the year 2000 would have been $2.13. Earnings for 2001 were thus down slightly from the 2000 pro forma earnings.

The primary reasons for the slight decline in net income for 2001 compared to the pro forma figure for 2000 were the significant declines in interest rates during 2001 and the additional provision expense necessary to address the credit quality issues that result from a slowdown in the economy.

2000 pro forma earnings exceeded 1999 earnings by 22.0%, and 2000 pro forma earnings per share exceeded the 1999 figure by 21.7%. The primary reason for this increase was the large increase in interest income because of growth in loans and other earning assets only partially offset by increased interest expense.

From a longer range perspective, for the five years from 1997 through 2001, the Company's net income increased at a compound average annual rate of 20.4%. Among the reasons for this favorable trend of increase in net income have been:

o     the integration of ten new branch offices through acquisitions (Note B);
o growth in the tax refund anticipation loan ("RAL") and refund transfer ("RT") programs;
o     strong loan demand during the last three years;
o     continued growth in service charges and fee income; and
o     cost savings related to its mergers.


EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

ECONOMIC CONDITIONS

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the steady growth in the economy and the actions of the Federal Reserve Board ("the Fed") to manage the pace of that growth. During late 1999, the Fed began to raise interest rates to slow economic growth and continued with periodic increases until mid-2000. Early in 2001, the Fed began to lower rates, as the economy showed evidence of significant slowing. It continued throughout 2001 until it had lowered its target short-term rate by 4.75% to its lowest rate in 40 years. These changes, especially given the extreme rate of decline in 2001, impact the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economies in which the Company operates experienced steady growth during 1999 and 2000, but started showing signs of slowing in the first and second quarters of 2001. The more pronounced slowing and recessionary environment seen in much of the country in the third and fourth quarters of 2001 were more moderately present in our market areas. The hospitality and tourism sectors were affected by the tragedy of September 11, but showed some indications of normalization at the close of the year. Agriculture continued to face price pressures during the year, and the high tech segment showed uncertain and varying results. Housing markets have shown some slowdown in sales, but generally prices were stable with the high-end residential properties showing some volatility. The commercial real estate markets showed some signs of slowdown, but the increase in vacancy rates, and softening in lease rates reflected a more normalized environment compared to the unusually strong position in 2000. Other than those mentioned, other small business and middle market segments showed some growth albeit at a lesser rate than in 2000.

REGULATORY CONSIDERATIONS

Changes in the regulatory environment and differences in practices between the various banking regulators impact the Company. As a state-chartered commercial bank, SBB&T is regulated by the California Department of Financial Institutions (the "CDFI"). SBB&T is also a member of the Federal Reserve Bank (the "FRB") and therefore its primary Federal regulator is the FRB. The Office of the Comptroller of the Currency (the "OCC") is the primary regulator for FNB because it is a nationally chartered bank. However, it must also comply with FRB regulations. The FRB is also the regulator for the Bancorp because it is a bank holding company.

Changes in regulation may impact the Company in different ways. The FRB requires that all banks maintain cash reserves equal to a percentage of their transaction deposits. The FRB may increase or decrease the percentage of deposits that must be held at the FRB to impact the amount of funds available to commercial banks to lend to their customers. This may be done as a means of stimulating or slowing economic activity. This method has not been used in the last decade as Federal Open Market Committee purchases or sales of securities to manage short term rates have instead been the preferred method of managing the economy.

The FRB also impacts the Company and its subsidiary banks through minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements are discussed below in the section titled "Regulation."

The Company has received approval from the OCC to merge its two bank charters into one national charter. This merger is expected to occur at the end of the first quarter of 2002. This merger will help to simplify the regulatory environment for the Company as it moves to only one primary regulator.

COMPETITION

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Community banks, including the Company, attempt to offset this trend by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company's primary competitors are different for each specific product and market area. While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas.

RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of the external factors listed above as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed if the Company chooses to offer them to its customers. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The Company's Chief Risk Officer and the other members of its Senior Leadership Council under the direction and oversight of the Board of Directors lead the risk management process.

Some of the risks faced by the Company are those faced by most enterprises-reputational risk, operational risk, and legal risk. The special risks related to financial products are CREDIT RISK and INTEREST RATE RISK. Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans. Interest rate risk relates to the adverse impacts of changes in interest rates. The types of interest rate risk will be explained in the next section. The effective management of these and the other risks mentioned above is the backbone of the Company's business strategy.

THE IMPACT OF CHANGES IN ASSETS AND LIABILITIES TO NET INTEREST INCOME AND NET INTEREST MARGIN

The Company earns income from two sources. The primary source is from the management of its financial assets and liabilities and the second is from charging fees for services provided. The first source involves functioning as a FINANCIAL INTERMEDIARY; that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. Income is earned as a spread between the interest earned from the loans or investments and the interest paid on the deposits and other borrowings. The second source, fee income, is discussed in other sections of this analysis, specifically in "Noninterest Revenue" and "Tax Refund Anticipation Loans and Refund Transfers."

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and increase income while managing risks within acceptable levels as set by the Company's policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact. This process, known as ASSET/LIABILITY MANAGEMENT, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described above. The Management staff responsible for asset/liability management provides regular reports to the Asset/Liability Committee for each bank's Board of Directors and obtains approvals for major actions or occasional exceptions to policy.

CHANGES IN NET INTEREST INCOME AND NET INTEREST MARGIN

NET INTEREST INCOME is the difference or spread between the interest and fees earned on loans and investments (the Company's EARNING ASSETS) and the interest expense paid on deposits and other liabilities. The amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

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

Table 1 compares the changes in TAX EQUIVALENT (Note D) net interest income and tax-equivalent net interest margin from 1999 to 2000 and from 2000 to 2001.

TABLE 1-CHANGES IN NET INTEREST INCOME AND NET INTEREST MARGIN
(dollars in thousands)

            TAX-EQUIVALENT      AVERAGE           AVERAGE         TAX-EQUIVALENT
             NET INTEREST       EARNING      INTEREST-BEARING      NET INTEREST
                INCOME          ASSETS          LIABILITIES           MARGIN

1999           $158,739       $2,756,174        $2,127,380             5.76%
Change          $26,872         $635,847          $516,973            (0.29%)
% Change           16.9%            23.1%             24.3%            5.00%
2000           $185,611       $3,392,021        $2,644,353             5.47%
Change          $13,995         $148,867          $109,019             0.17%
% Change            7.5%             4.4%              4.1%            3.10%
2001           $199,696       $3,540,888        $2,753,372             5.64%

Tax equivalent net interest income increased each year, but at a lower rate from 2000 to 2001 (7.5%) than it had from 1999 to 2000 (16.9%). The Company's net interest margin decreased from 1999 to 2000, 5.76% compared to 5.47%, and increased to 5.64% for 2001. The reasons for these changes will be explained through the remainder of this section of the discussion. Management uses the information in Tables 2 and 3 to analyze the changes in net interest income and net interest margin.

Table 2, "Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income, Expense and Rates," sets forth the AVERAGE DAILY BALANCES (Note E) for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the changes in net interest income from 1999 to 2000 and from 2000 to 2001. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains how much of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates. For example, Table 2 shows that for 2000, savings and interest-bearing transaction accounts averaged $1,290 million, interest expense was $34.0 million and the average rate paid was 2.63%. For 2001, the average balance was $1,325 million, interest expense was $24.6 million, and the average rate paid was 1.86%. Table 3 shows that the $9.3 million net decrease in interest expense was due to a decrease of $10.2 million from a decrease in the average rate paid offset by a $900 thousand increase in expense from an increase in balances.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin. To the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of the Federal Deposit Insurance Corporation ("FDIC") insurance coverage. To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more.

THE IMPACT OF OVERALL TRENDS IN THE BALANCES AND RATES OF ASSETS AND LIABILITIES-1999 TO 2000

The Fed raised interest rates (Note F) in late 1999 and early 2000. Changes in deposit rates generally lag rate changes in assets. While loan rates rose in response, rates on deposits rose by a larger proportion as they caught up in 2000 with the loan rate increases from 1999.

Interest income increased by $64.8 million as average earning assets increased by 23.1% from $2.76 billion to $3.39 billion and the average rate earned on these assets increased from 8.39% to 8.73%. The higher average balance of earning assets in 2000 than in 1999 resulted in $7.9 million in additional interest income. The higher rates prevalent in 2000 added $57.0 million in interest income over the amount earned in 1999. The acquisition of LRB in 2000 added $158 million in earning assets, but the Company was also able to generate strong growth in customer loans in the robust economy of 2000.

Average loans increased from $1.91 billion in 1999 to $2.39 billion in 2000, increasing slightly as a proportion of the total and benefiting the most from rising rates. Average deposits (interest-bearing and noninterest-bearing) increased by $569 million or 22.1%. With falling stock markets and significant losses for holders of many internet stocks, depositors seemed less inclined in 2000 than in 1998 and 1999 to withdraw funds from banks to place in equity investments.

The $431 million increase in interest-bearing deposits resulted in an increase of $18.4 million in interest expense, while the higher rates added $14.0 million additional expense. Part of the increases in both balances and rates of interest-bearing deposits relates to the Company's tax refund loan program. This program expanded significantly in 2000 over 1999 for reasons explained below in the section of this discussion titled "Tax Refund Anticipation Loan and Refund Transfer Programs." This expansion required a large amount of short term funding which was raised by using brokered Certificates of Deposit ("CDs"). Brokered CDs are obtained from third parties. There is a higher cost for these deposits and to get sufficient funds within a short period of time, the Company had to issue CDs with a longer term than was necessary to fund the refund loans. After the refund loans were repaid, the funds were invested in other assets, but at rates either equal to or only slightly higher than the rates paid on the deposits.

While the increase in deposits was significant, it was not enough to fund the increase in earning and non-earning assets (see "Nonearning Assets" below). Total average assets increased $699 million. The Company needed to increase its use of non-deposit sources to fund this growth. These overnight and longer term borrowings are generally more expensive than deposit funding sources.

The net impact of the above changes from 1999 to 2000 resulted in a $26.9 million or 16.9% increase in tax equivalent net interest income. However, as shown in Table 1, the net interest margin decreased from 5.76% to 5.47%. The reason for this seeming contradiction is that interest rates do not move for all asset and liability categories in a parallel manner (explained more fully in the section below titled "Interest Rate Risk"). From 1999 to 2000, interest income increased more than interest expense which increased net interest income. However, while average interest rates on both assets and liabilities rose, the rates on liabilities rose more. This caused the net interest margin to decline.

Average interest rates on earning assets increased by 0.34% or 34 basis points. Average interest rates paid on nondeposit sources of funds also increased 44 basis points, but average interest rates on deposits increased 75 basis points. This occurred because of the brokered deposits mentioned above and because average deposit rates continued to increase later in 2000 as time deposits were renewed at higher rates while loans generally remained at set at the rates of the last Fed increase in June 2000. The $14.0 million increase in interest expense on deposits due to rate increases was 43.2% of the total increase in interest expense on deposits, while the increase in interest income on all assets from rates was 12.1%. In summary, there was an increase in interest expense from rate increases on deposits that was more than offset by the increase in interest income from the increase in the balance of earning assets, resulting in an increase in net interest income. The increase in the average rate earned was not sufficient to cover the increase in the average cost of funds, and the net interest margin declined.

THE IMPACT OF OVERALL TRENDS IN THE BALANCES AND RATES OF ASSETS AND LIABILITIES-2000 TO 2001

The slower rate of growth in net interest income from 2000 to 2001 than was experienced from 1999 to 2000 occurred because of the slower rate of growth in the Company's earning assets and interest-bearing liabilities from 2000 to 2001 compared to the rate of growth from 1999 to 2000.

Average earning assets increased by 4.4% compared to 23.1% from 1999 to 2000 and interestbearing liabilities increased 4.1% compared to 24.3% for the prior year.

The slowdown in the economy in 2001 was the major factor in the reduced rates of growth in assets and liabilities. A second factor was that there were no acquisitions in 2001 like LRB in 2000.

As noted above, average rates on loans are usually higher than other assets and average rates on non-deposit sources of funds are generally higher than on deposits. Loans continued to grow as a proportion of earning assets, increasing from 70.4% in 2000 to 75.6% in 2001, helping to offset the effect of lower rates. Non-deposit sources of funds as a proportion of interest-bearing liabilities increased as well, but by only one tenth of a percent. These product mix changes helped to keep total interest income at virtually the same amount as in 2000, while interest expense declined by $13.3 million.

Each of the major categories of assets and liabilities is discussed in various sections below. In these sections, there is a description of the reason for any significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

TABLE 2-DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY AND RELATED INTEREST INCOME, EXPENSE, AND RATES (Notes D and G)


                                                                       2001
                                                    ---------------------------------------
(DOLLARS IN THOUSANDS)                                 BALANCE        INCOME          RATE
                                                    ---------------------------------------
Assets
  Money market instruments
    Commercial paper                                $   48,613       $  2,088         4.30%
    Federal funds sold                                 132,941          5,852         4.40%
                                                    -------------------------
       Total money market instruments                  181,554          7,940         4.37%
                                                    -------------------------
  Securities:
    Taxable                                            517,256         31,209         6.03%
    Non-taxable                                        163,853         15,401         9.40%
                                                    -------------------------
       Total securities                                681,109         46,610         6.84%
                                                    -------------------------
  Loans (Note D)
    Commercial                                         675,660         64,076         9.48%
    Real estate                                      1,664,748        125,789         7.56%
    Consumer                                           337,817         52,507        15.54%
                                                    -------------------------
       Total loans                                   2,678,225        242,372         9.05%
                                                    -------------------------
         Total earning assets                        3,540,888        296,922         8.39%
                                                    -------------------------
    Non-earning assets                                 317,421
                                                    ----------
       Total assets                                 $3,858,309
                                                    ==========

Liabilities and shareholder's equity
  Interest bearing deposits:
    Savings and interest bearing
         transaction accounts                       $1,324,595         24,619         1.86%
    Time certificates of deposit                     1,185,700         58,442         4.93%
                                                    -------------------------
       Total interest bearing deposits               2,510,295         83,061         3.31%
                                                    -------------------------
  Borrowed funds:
    Repos and fed funds purchased                       85,631          3,289         3.84%
    Other borrowings                                   157,446         10,876         6.91%
                                                    -------------------------
       Total borrowed funds                            243,077         14,165         5.83%
                                                    -------------------------
         Total interest bearing liabilities          2,753,372         97,226         3.53%
                                                    ----------         ------
  Noninterest-bearing demand deposits                  725,267
  Other liabilities                                     58,340
  Shareholders' equity                                 321,330
                                                    ----------
  Total Liabilities and shareholder's equity        $3,858,309
                                                    ==========

Interest income/earning assets                                                        8.39%
Interest expense/earning assets                                                       2.75%
                                                                                      -----
Net interest income/margin                                            199,696         5.64%
Provision for credit losses
  charged to operations/earning assets                                 26,671         0.75%
                                                                                      -----
Net interest margin after provision
  for credit losses on tax equivalent basis                           173,025         4.89%
                                                                                      =====

Less: tax equivalent income
  included in interest income from
  non-taxable securities and loans                                      5,814
                                                                     --------
Net interest income                                                  $167,211
                                                                     ========






                 2000                                       1999
------------------------------------       ------------------------------------
   BALANCE       INCOME        RATE          BALANCE         INCOME      RATE
------------------------------------       ------------------------------------



$   24,386      $  1,602       6.57%       $    5,800      $    307       5.29%
   172,227         9,870       5.73%           83,246         4,033       4.84%
------------------------                   ------------------------
   196,613        11,472       5.83%           89,046         4,340       4.92%
------------------------                   ------------------------

   640,458        38,925       6.08%          613,812        36,677       5.97%
   166,210        16,340       9.83%          145,089        14,810      10.21%
------------------------                   ------------------------
   806,668        55,265       6.86%          758,901        51,487       6.79%
------------------------                   ------------------------

   616,467        64,713      10.50%          523,563        54,939      10.49%
 1,439,019       119,077       8.27%        1,155,811        91,880       7.95%
   333,254        45,610      13.69%          228,853        28,568      12.48%
------------------------                   ------------------------
 2,388,740       229,400       9.60%        1,908,227       175,387       9.19%
------------------------                   ------------------------
 3,392,021       296,137       8.73%        2,756,174       231,214       8.39%
------------------------                   ------------------------
   274,394                                    211,274
----------                                 ----------
$3,666,415                                 $2,967,448
==========                                 ==========




$1,289,779        33,956       2.63%       $1,138,854        24,465       2.15%
 1,148,023        64,337       5.60%          868,415        41,429       4.77%
------------------------                   ------------------------
 2,437,802        98,293       4.03%        2,007,269        65,894       3.28%
------------------------                   ------------------------

    76,197         4,247       5.57%           37,397         1,766       4.72%
   130,354         7,986       6.13%           82,714         4,815       5.82%
------------------------                   ------------------------
   206,551        12,233       5.92%          120,111         6,581       5.48%
------------------------                   ------------------------
 2,644,353       110,526       4.18%        2,127,380        72,475       3.41%
----------       -------                   ----------        ------
   703,531                                    565,525
    33,657                                     29,515
   284,874                                    245,028
----------                                 ----------
$3,666,415                                 $2,967,448
==========                                 ==========
                               8.73%                                      8.39%
                               3.26%                                      2.63%
                               -----                                      -----
                 185,611       5.47%                        158,739       5.76%

                  14,440       0.43%                          7,043       0.26%
                               -----                                      -----

                 171,171       5.05%                        151,696       5.50%
                               =====                                      =====



                   6,173                                      6,087
                --------                                   --------
                $164,998                                   $145,609
                ========                                   ========

TABLE 3-VOLUME AND RATE VARIANCE ANALYSIS OF NET INTEREST INCOME
(Taxable equivalent basis - Notes D and H)

(IN THOUSANDS)                                       2001 OVER 2000                      2000 OVER 1999
                                          ---------------------------------     -------------------------------

Increase (decrease) in:                      RATE       VOLUME      TOTAL        RATE        VOLUME      TOTAL
                                          ---------------------------------     -------------------------------
Interest income:
    Money market instruments
       Commercial paper                   $   (697)    $  1,183    $    486    $    51      $ 1,215     $ 1,266
       Federal funds sold                   (2,027)      (1,991)     (4,018)       857        4,980       5,837
       Money market funds                      (20)         (90)       (110)        (8)         (36)        (44)
                                          ---------------------------------    --------------------------------
         Total money market investment      (2,744)        (898)     (3,642)       900        6,159       7,059
                                          ---------------------------------    --------------------------------

    Securities:
       Taxable                                (316)      (7,400)     (7,716)       677        1,644       2,321
       Non-taxable                            (709)        (230)       (939)      (566)       2,096       1,530
                                          ---------------------------------    --------------------------------
         Total securities                   (1,025)      (7,630)     (8,655)       111        3,740       3,851
                                          ---------------------------------    --------------------------------
    Loans
       Commercial loans                     (6,572)       5,935        (637)        52        9,722       9,774
       Real estate loans                   (10,832)      17,544       6,712      3,838       23,359      27,197
       Consumer loans                        6,262          635       6,897      2,987       14,055      17,042
                                          ---------------------------------    --------------------------------
         Total loans                       (11,142)      24,114      12,972      6,877       47,136      54,013
                                          ---------------------------------    --------------------------------
Total earning assets                       (14,911)      15,696         785      7,888       57,035      64,923
                                          ---------------------------------    --------------------------------

Liabilities:
Interest bearing deposits:
    Savings and interest bearing
       transaction accounts                (10,226)         889      (9,337)     5,955        3,536       9,491
    Time certificates of deposit            (7,938)       2,043      (5,895)     8,037       14,871      22,908
                                          ---------------------------------    --------------------------------
         Total interest bearing deposits   (18,164)       2,932     (15,232)    13,992       18,407      32,399
                                          ---------------------------------    --------------------------------
Borrowed funds:
    Repos and fed funds purchased           (1,436)         478        (958)         4        2,477       2,481
    Other borrowings                         1,098        1,792       2,890        268        2,903       3,171
                                          ---------------------------------    --------------------------------
       Total borrowed funds                   (338)       2,270       1,932        272        5,380       5,652
                                          ---------------------------------    --------------------------------
    Total interest bearing liabilities     (18,502)       5,202     (13,300)    14,264       23,787      38,051
                                          ---------------------------------    --------------------------------
Net Interest Income                       $  3,591      $10,494    $ 14,085    $(6,376)     $33,248     $26,872
                                          =================================    ================================

INTEREST RATE RISK

The net interest margin is subject to the following types of risks that are related to changes in interest rates: MARKET RISK, MISMATCH RISK, and BASIS RISK.

MARKET RISK RELATING TO FIXED-RATE INSTRUMENTS

MARKET RISK results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security was sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases, because it is paying a higher coupon rate than newly issued securities.

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

Note 14 to the consolidated financial statements discloses the carrying amounts and fair values of the Company's financial assets and liabilities, its NET FINANCIAL ASSETS, as of the end of 2001 and 2000. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value of the Company's financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 2001 and 2000 than when acquired. The excess of the fair value of the financial assets over their carrying amounts at the end of 2001 was $65.8 million compared with an excess of carrying amount over fair value of $32.7 million at the end of 2000. Most of this change is due to decreases in market rates during 2001.

Because the amount of the Company's fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. The difference between the carrying amount and the fair value in the table in Note 14 shows the impact of changing rates on the Company's liabilities that have fixed-rates. They are worth $21.9 million more to customers or lenders to the Company at December 31, 2001, than they were when issued, because on a weighted average basis, they are paying rates that are higher than current market rates.

MISMATCH RISK

The second interest-related risk, MISMATCH RISK, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned on assets and paid on liabilities. This occurs because of differences in the contractual maturity terms of the assets and liabilities held. A difference in the maturities, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Fed as happened in 2001, these loans will be re-priced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

If the assets of a holder of financial instruments mature or reprice sooner than its liabilities, then the assets will respond more quickly than liabilities to changes in interest rates. In this case, the holder is said to be ASSET SENSITIVE. If liabilities are more responsive to changes in rates than assets, it is said to be LIABILITY SENSITIVE. If the amounts of assets and liabilities maturing or repricing in the short-term are approximately the same, it is said to be NEUTRAL.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorterterm certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics.

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

The nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the "interest rate cap" on some residential real estate loans, which may limit the amount that rates may increase. An example of a non-contractual factor is the assumption on how low rates could be lowered on ADMINISTERED rate accounts. Administered rate deposit accounts like negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDA"), and savings, are the accounts that do not have a contractually set rate for their term as do certificates of deposit. The Company can reprice these products at its option based on competitive pressure and the need for funds.

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

THE IMPACT OF INTEREST RATE RISK IN 2001

Each of these risks came into play in 2001 as the interest rate environment changed dramatically. As noted above, there was a substantial change in the fair value of fixed-rate assets compared to their carrying amount caused by the steep decline in market rates. This caused a switch from the carrying value being more than the fair value (depreciation) at the end of 2000 to the carrying value being less than the fair value (appreciation) at the end of 2001. To a lesser extent, liabilities were also impacted by this, moving from a position where the Company was paying less than market rates on some of its liabilities at the end of 2000, to where the Company was paying more than market rates on some of its liabilities at the end of 2001.

Over the last several years, with respect to mismatch risk, the Company has generally been neutral or asset sensitive. As mentioned above, this was a benefit from mid-1999 to mid-2000 as interest rates were rising. The Company's assets repriced faster than its liabilities and net interest income increased. It was a detriment in 2001 as a large proportion of the Company's assets kept repricing lower with each Fed action lowering rates while a large proportion of its liabilities lagged in their repricing.

Basis risk also had a substantial impact causing the Company to become increasingly asset sensitive as the market rates continued to drop. This occurred because while assets set to prime rate as an index changed with each decrease in prime and to exactly the same extent as prime, the rates even on administered rate deposits could not be decreased as frequently or to the same extent. The rate paid on NOW accounts at year-end 2000 was 50 basis points. It is clear that the rate on these accounts could not be decreased to the same extent as the 475 basis points that prime decreased in 2001.

NET INTEREST INCOME AND NET ECONOMIC VALUE SIMULATIONS

To quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on NET ECONOMIC VALUE. Net economic value, or the

MARKET VALUE OF PORTFOLIO EQUITY, is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

Each quarter, the Company models how sudden, hypothetical changes in interest rate, called SHOCKS, if applied to its asset and liability balances, would impact net interest income and net economic value. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, the very steep decline in interest rates during 2001 make the 2% shock a more realistic scenario than most observers would have believed a year ago. This exercise is valuable in identifying risk exposures and in comparing the Company's interest rate risk profile with those of other financial institutions. The results for the Company's December 31, 2001, balances indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

                                     Shocked by -2%           Shocked by +2%

As of December 31, 2000:
       Net interest income               (3.72%)                   3.65%
       Net economic value                12.71%                  (11.71%)

As of December 31, 2001:
       Net interest income               (5.87%)                  +2.33%
       Net economic value               +24.33%                  (25.94%)

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet-the Company does not project changes in the size or mix of the various assets and liabilities. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change.

As noted above, financial instruments do not respond in parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value.

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

The change in the results of the analysis shown above between the two period-ends is due primarily to the substantial decrease in prevailing interest rates during 2001, which left certain low cost liability products at less than 2% of cost. As such, these products begin to behave as fixed rate products in 2% shock analysis. In other words, even if rates were to decrease 2%, the rates on these accounts would drop minimally. The Company has become increasingly asset sensitive as rates have fallen 4.75% from December 31, 2000 through December 31, 2001.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. Assumptions used for the measurement at December 31, 2000 are not necessarily the same as those used for the measurement at December 31, 2001.

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

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least twice a year using various interest rate projections. Reflecting that most market interest rates are at their lowest points in 40 years, but expected continued weakness in the economy for one or two quarters, the Company's projection for the most likely scenario includes generally stable interest rates with a slight increase later in 2002. In addition, the Company expects relatively normal yield curves (Note I). As the year progresses, the models are revised to make use of the latest available projections.

The interest rate simulation reports are dependent upon assumptions relating to the shape of the interest rate curves, the volatility of the interest rate scenarios selected, and the rates that would be paid on the Company's administered rate deposits as external yields change.

Under these more realistic scenarios, as in the case of the sudden rate shock model, the Company's net interest income at risk in 2002 is still well within normal expectations. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

                                         RATES LOWER           RATES HIGHER
                                       THAN MOST LIKELY      THAN MOST LIKELY

Change in net interest income                1.44%                 0.70%
    compared to most likely scenario
Change in average Fed funds rate            (0.27%)                0.50%

MANAGING INTEREST RATE RISK WITH HEDGING INSTRUMENTS

The steps that the Company takes to mitigate interest rate risk were mentioned above as each type of interest rate risk was explained. They primarily involve pricing products to achieve diversification or offsetting risk characteristics. The Company has also occasionally used hedge instruments, specifically interest rate swaps, to protect large loans or pools of loans. However, there are limitations and costs associated with these hedges.

In general, absent the ability to correctly predict the future direction and extent of changes in interest rates, there is a trade-off between assuming additional cost and assuming additional risk. For example, the Company can enter into an interest rate swap whereby it pays a variable rate on a notional amount to another financial institution in exchange for receiving a fixed rate. This will protect the Company interest income if rates drop, because it will pay less as the variable rate adjusts with each decrease in rates while it continues to pay the same fixed amount over the term of the contract. However, the Company would lose interest income if rates rise instead of decline as its variable payment increases. Alternatively, the Company could purchase an option contract under which it would receive cash from the other party if rates rose or fell by a specified amount, depending on which direction the Company anticipated rates to move. This contract avoids incurring risk should rates move against its expectations, but the option fee, a not insignificant amount, is forfeited if rates do not move as anticipated.

Despite the trade-offs inherent in using hedge instruments, Management anticipates making more use of them in the future. As its RAL program continues to grow, the Company must increasingly structure its balance sheet to provide the large amount of liquidity needed in the first quarter of each year. This limits the Company's ability to take some of the natural or on-balance sheet hedge positions it could otherwise make use of. Hedge instruments may provide the additional flexibility needed both to maintain the liquidity and protect net interest income.

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

SECURITIES PORTFOLIOS

The Company classifies its securities into three portfolios: the "Liquidity Portfolio," the "Discretionary Portfolio," and the "Earnings Portfolio." The Liquidity and Discretionary Portfolios are comprised of securities classified in the financial statements as available-for-sale. The Earnings Portfolio is comprised of securities that are classified as held-to-maturity.

The Liquidity Portfolio's primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities of up to three years with an average maturity of between one and two years.

The Discretionary Portfolio's primary purposes are to provide income from available funds and to hold earning assets that can be purchased or sold as part of overall asset/liability management. The Discretionary Portfolio consists of U.S. Treasury and agency securities, COLLATERALIZED MORTGAGE OBLIGATIONS ("CMOs"), ASSET-BACKED SECURITIES, MORTGAGE BACKED SECURITIES (Note J), and municipal securities.

The Earnings Portfolio's primary purpose is to provide income from securities purchased with funds not expected to be needed for making loans or repaying depositors until maturity. The Earnings Portfolio consists of long-term tax-exempt obligations, and U.S. Treasury and agency securities.

Maintaining adequate liquidity is one of the highest priorities for the Company. Therefore, available funds are first used to purchase securities for the Liquidity Portfolio. So long as there are sufficient securities in that portfolio to meet its purposes, available funds are then used to purchase securities for the Discretionary Portfolio. It is the Company's current intention to allow existing securities in the Earnings Portfolio to mature, and then reposition the matured proceeds into either of the two "available-for-sale" portfolios. Accordingly, the balance of the Earnings Portfolio is expected to decline.

ADDITIONAL PURPOSES SERVED BY THE SECURITIES PORTFOLIOS

The securities portfolios of the Company serve additional purposes: (1) to act as collateral for the deposits of public agencies and trust customers that must be secured by certain securities owned by the Company; (2) to be used as collateral for borrowings that the Company occasionally utilizes for liquidity purposes; and (3) to support the development needs of the communities within its marketplace.

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

COMMUNITY DEVELOPMENT: The Company searches actively for investments that support the development needs of communities within its marketplace. Such investments would include mortgageback securities consisting of real estate loans to lower income borrowers in its market areas. The Company also holds several bonds of school districts within its market areas.

AMOUNTS AND MATURITIES OF SECURITIES

As discussed above, in addition to providing a ready source of liquidity, the size of the securities portfolios tends to vary with the relative increase in loan and deposit balances. The average balance of securities increased from 1999 to 2000 as deposits increased more than loans. The average balance declined from 2000 to 2001 as loans grew more than deposits. Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 2001. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 4. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, while taxable securities provide liquidity and act as collateral for deposits and borrowings, they are purchased for earnings only when loan demand is weak.

OTHER SECURITIES DISCLOSURES

TURNOVER AND MATURITY PROFILE: The accompanying Consolidated Statements of Cash Flows on page 58 shows there is a relatively large turnover in the Securities Portfolios-proceeds from the maturity, sale, or call of securities 2001 represented 47.0% of the average balance of securities for the year. This is not due to trading activity. The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Instead, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash for liquidity purposes. If the cash is not needed, this steady source minimizes REINVESTMENT RISK, which is having too much cash available all at once that must be invested perhaps when rates are low.

The Company generally purchases municipal securities with maturities of 18-25 years because, in its judgment, they have the best ratio of rate earned to the market risk incurred in purchasing these fixed rate securities. However, to mitigate this higher interest rate risk, the Company purchases taxable securities with relatively short maturities. This in turn causes frequent maturities and what looks like a relatively high turnover rate.

TABLE 4-MATURITY DISTRIBUTION AND YIELD ANALYSIS OF THE SECURITIES PORTFOLIOS


                                                                  AFTER ONE      AFTER FIVE
AS OF DECEMBER 31, 2001                           ONE YEAR         YEAR TO        YEARS TO       OVER
(DOLLARS IN THOUSANDS)                             OR LESS        FIVE YEARS     TEN YEARS     TEN YEARS    TOTAL
                                                  -----------------------------------------------------------------
MATURITY DISTRIBUTION:
    Available-for-sale:
       U.S. Treasury obligations                  $ 82,815         $ 72,660      $     -       $      -    $155,475
       U.S. agency obligations                      73,313          245,481        5,116              -     323,910
       Collateralized mortgage
         obligations                                11,103           91,556        3,021              -     105,680
       Asset-backed securities                           -           11,660            -              -      11,660
       State and municipal
         securities                                  3,618            6,142        6,851         85,740     102,351
                                                  -----------------------------------------------------------------
    Subtotal                                       170,849          427,499       14,988         85,740     699,076
                                                  -----------------------------------------------------------------
    Held-to-maturity:
       U.S. Treasury obligations                         -                -            -              -           -
       U.S. agency obligations                           -                -            -              -           -
       Collateralized mortgage
         obligations                                     5                -            -              -           5
       State and municipal
         securities                                  9,589           14,717       12,235         35,421      71,962
                                                  -----------------------------------------------------------------
    Subtotal                                         9,594           14,717       12,235         35,421      71,967
                                                  -----------------------------------------------------------------
Total                                             $180,443         $442,216      $27,223       $121,161    $771,043
                                                  =================================================================

WEIGHTED AVERAGE YIELD (Tax equivalent-Note D):
    Available-for-sale:
       U.S. Treasury obligations                      6.16%            4.13%           -              -        5.21%
       U.S. agency obligations                        6.31%            4.61%        4.78%             -        5.00%
       Collateralized mortgage
         obligations                                  5.32%            6.13%        7.83%             -        6.09%
       Asset-backed securities                           -             2.46%           -              -        2.46%
       State and municipal
         securities                                   4.44%            4.42%        5.38%          5.63%       5.50%
                                                  ------------------------------------------------------------------
    Weighted average                                  6.14%            4.79%        5.67%          5.63%       5.24%
    Held-to-maturity:
       U.S. Treasury obligations                         -                -            -              -           -
       U.S. agency obligations                           -                -            -              -           -
       Collateralized mortgage
         obligations                                  2.00%               -            -              -        2.00%
       State and municipal
         securities                                   8.52%            8.29%        6.27%          6.27%       6.98%
    Weighted average                                  8.51%            8.29%        6.27%          6.27%       6.98%
Overall weighted average                              6.26%            4.91%        5.94%          5.81%       5.40%


SECURITIES GAINS AND LOSSES: Occasionally, the Company will sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. The Company generally does not follow a practice of selling securities to realize gains because future income is thereby reduced by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. Gains are occasionally recognized when:
o     the issuer calls the securities;
o the Company needs to reposition the maturities of securities to manage mismatch risk;

o the Company needs to change the risk-weighting profile of its assets to manage its capital position (see the section below titled "Capital Resources"); or
o the Company is selling small remaining portions of amortizing securities to reduce administrative burden.

HEDGES, DERIVATIVES, AND OTHER DISCLOSURES

The Company has policies and procedures that permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.

As mentioned above, the Company has occasionally purchased interest rate swaps from another financial institution to hedge large, fixed-rate loans or pools of fixed-rate loans.

The Company has not purchased any securities arising out of a highly leveraged transaction and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

MONEY MARKET INSTRUMENTS-FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND COMMERCIAL PAPER

Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or as securities purchased under agreements to resell (for brevity termed "reverse repos"). Both transactions are overnight loans. Federal funds sold are unsecured; reverse repos are secured.

Excess cash expected to be available for longer periods is generally used to purchase short-term securities or COMMERCIAL PAPER. Commercial paper instruments are short-term notes issued by companies. They are actively traded among investors after issuance. As a percentage of average earning assets, the amount of these instruments tends to vary based on changes and differences in short-term market rates. The amount is also impacted in the first quarter of the year by the large cash flows associated with the tax refund loan and transfer programs.

As with securities, the average balances invested by the Company in these instruments increased from 1999 to 2000 as deposits increased more than loans, and then decreased from 2000 to 2001 as loan growth exceeded deposits. The new loans were funded by drawing down the balances of securities and money market instruments.

The one-day term of the Federal funds sold and reverse repos means that they are highly liquid as the funds are returned to the Company the next day and are not subjected to market risk. Commercial paper issued by highly rated domestic companies is highly liquid as there is an active market for these instruments should the Company desire to sell them before their maturity. However, they are subject to market risk, should interest rates change while they are held by the Company. As discussed below in "Liquidity," the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds.

LOAN PORTFOLIO

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

The year-end balance for all loans increased about $427 million from the end of 1999 to the end of 2000 and about $282 million from the end of 2000 to the end of 2001. Though overall growth was lower in 2001, all of the major categories except leasing showed growth during the year. The balance of consumer loans for December 31, 2001 reported in the table is lower than the balance at the prior year-end, but that is because in early January, 2001, the Company sold approximately $58.2 million of the indirect auto loans included in this category through a securitization for the purposes of capital management as described in the section below titled "Capital Resources."

The Company makes both adjustable rate and fixed rate 1-4 family mortgage loans. In general, the Company retained the adjustable loans and sold the fixed rate loans to minimize market risk. In the last several years, the Company has retained some of the fixed rate loans, hedging a portion of them with the interest rate swaps mentioned above. The adjustable loans generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

Net of the sale mentioned above, consumer loans grew $51.6 million or 33.4% in 2000 and $39.0 million or 18.9% in 2001. This growth in consumer loans reflects an expanded product line and continued efforts to make auto loans through dealers. During the last four years, the Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company.

TABLE 5-LOAN PORTFOLIO ANALYSIS BY CATEGORY


(IN THOUSANDS)                                                             DECEMBER 31
                                                  2001         2000          1999        1998         1997
                                             ----------------------------------------------------------------
Real estate:
     Residential                             $  728,026    $  586,904    $  494,540   $  376,871   $  282,910
     Nonresidential                             593,675       564,556       457,575      496,050      448,942
     Construction and development               185,264       172,331       200,804      131,912       76,448
Commercial, industrial, and agricultural        874,294       775,365       614,897      388,262      322,327
Home equity lines                                85,025        71,289        49,902       47,123       56,681
Consumer                                        187,949       205,992       154,381      129,957      104,645
Leases                                          126,744       129,159        97,005       84,198       76,515
Municipal tax-exempt obligations                  8,043         4,102        12,530        9,286        7,931
Other                                            10,072         7,406         8,399        6,619        7,482
                                             ----------------------------------------------------------------
                                             $2,799,092    $2,517,104    $2,090,033   $1,670,278   $1,383,881
                                             ================================================================
Net deferred fees                            $    4,908    $    5,813    $    5,240   $    5,002   $    3,955

This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity, to protect the Company's reputation, and to monitor compliance with consumer loan laws and regulations. There were approximately $124 million of such loans included in the consumer loan total above for December 31, 2001, as compared with $139 million at December 31, 2000. Originations did slow some in 2001 with the slower economy and the introduction by the auto manufacturers of 0% financing, but the balance at the end of 2001 would have been $181 million were it not for the securitization mentioned above.

Although approximately two-thirds of the loans held by the Company have floating rates of interest tied to the Company's base lending rate or to another market rate indicator so that they may be repriced as interest rates change, fixed rate loans still make up a significant portion of the portfolio. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk: they decline in value as interest rates rise. The Company's loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. Nonetheless, the table in Note 14 to the consolidated financial statements shows that at December 31, 2000, the difference in carrying amount ofloans, i.e., their face value, is about $41.9 million or 1.7% more than their fair value. At the end of 2001, the fair value of loans exceeded their carrying amount by $58.4 million or 2.1%, reflecting the decreases in market rates during 2001.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 2001, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 6-MATURITIES AND SENSITIVITIES OF SELECTED
LOAN TYPES TO CHANGES IN INTEREST RATES


                                                               DUE AFTER
(IN THOUSANDS)                                 DUE IN ONE      ONE YEAR TO     DUE AFTER
                                              YEAR OR LESS     FIVE YEARS      FIVE YEARS
                                              -------------------------------------------
Commercial, industrial, and agricultural
    Floating rate                             $550,147         $ 49,970         $ 11,182
    Fixed rate                                  74,972           88,444           99,579
Real estate-construction and development                              -
    Floating rate                                  303            3,068                -
    Fixed rate                                 158,000           19,534            4,359
Real estate-residential
    Floating rate                               82,685          156,698          128,332
    Fixed rate                                  23,356            5,766          331,189
Municipal tax-exempt obligations                 1,000            5,154            1,889
                                              -------------------------------------------
                                              $890,463         $328,634         $576,530
                                              ===========================================

The amortization and short maturities generally present in the Company's fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk. However, they result in lower interest income if rates are falling because the cash received from monthly principal payments is reinvested at lower rates. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that there are more limited secondary markets for longer-term loans than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities.

POTENTIAL PROBLEM LOANS: From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company's exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 10.

At year-end 2001, these loans amounted to $138.3 million or 4.9% of the portfolio. The corresponding amounts for 2000 and 1999 were $58.7 million or 2.3% of the portfolio and $76.9 million or 2.9% of the portfolio, respectively. The 2001 amount is comprised of loans of all types.

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

LOAN SALES AND MORTGAGE SERVICING RIGHTS: The Company sells or brokers some of the fixed-rate single family mortgage loans it originates as well as other selected portfolio loans. While originated by the Company, they are sold if the loan terms are not favorable enough to offset the market risk inherent in fixed-rate assets. Most of those sold are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. Generally Accepted Accounting Principles ("GAAP") requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans originated for sale, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

As indicated in the overall summary at the beginning of this discussion, part of the upward trend in earnings is attributable to the RAL and RT programs. The Company is one of three financial institutions which together provide over 90% of these products on a national basis. The Company provides these services to taxpayers who file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

DESCRIPTION OF THE RAL AND RT PRODUCTS

For the RAL product, a taxpayer requests a loan from the Company through a tax preparer, with the anticipated tax refund as the source of repayment. The Company subjects the application to an automated credit review process. If the application passes this review, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to send their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. The fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan. However, unlike interest earned on most loans, it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance on the refund is considered a loan and the fee is classified as interest income.

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

The following table shows fees by product for the last three years and the percentage of growth:

TABLE 7-RAL AND RT FEES
  (IN MILLIONS)                          PRE-TAX
                    RAL FEES   RT FEES   INCOME
   1999               $8.1      $6.6      $9.4
   $ change          $10.9      $0.7      $7.3
   % change          134.6%     10.6%     77.7%
   2000              $19.0      $7.3     $16.7
   $ change           $7.4      $7.0      $8.4
   % change           38.9%     95.9%     50.3%
   2001              $26.4     $14.3     $25.1

RAL CREDIT LOSSES

Losses are higher for RALs than for most other loan types because the IRS may reject or partially disallow the refund. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than their RAL. Many taxpayers make use of the service because they do not have a permanent and/or safe mailing address at which to receive their refund. Therefore, if a problem occurs with the return, collection efforts may be less effective than with local customers.

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

In addition, the Company has entered into cooperative agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 9, these cooperative agreements result in a relatively high rate of recovery on the prior year's losses, but net losses remain about four to five times higher than for other loans.

Total net charge-offs in 2001 were $4.2 million compared to $3.2 million in 2000 and $2.7 million in 1999. A significant portion of the 2001 charged-off loans are expected to be collected in 2002 under the continuing cooperative agreement between the banks providing this product.

RAL/RT PRODUCT MIX

As shown in Table 7, the increase in RAL fees from 1999 to 2000 was relatively large compared to the increase in RT fees, while the increase in RT fees from 2000 to 2001 was larger than the increase in RAL fees. These differences in the rate of increase are the result of substantial shifts in the mix of the two products in 2000 and again in 2001. RALs increased substantially in 2000 over 1999 because of the re-instatement of a notification from the IRS to the banks providing the service of any delinquent amounts for taxes or other debts owed by the taxpayer to the Federal government. This debt indicator, which had been provided in a similar form prior to 1995, was instituted as a means of assisting the taxpayer and the tax preparer. It also assists the banks with their credit review. With this indicator, losses for the banks would be expected to be significantly reduced and consequently loan fees reduced. The fees were reduced and increased numbers of taxpayers availed themselves of the loans in 2000. This was the intended result of the IRS action, because it is under a Congressional mandate to significantly increase the proportion of the returns filed electronically.

FUNDING AND LIQUIDITY ISSUES

RALs present the Company with some special funding or liquidity needs. Funds are needed for lending only the very short period of time that RAL loans are made. The season starts in the middle of January and continues into April, but even within that time frame, they are highly concentrated in the first three weeks of February. The first issue then is that the Company must arrange for very short term borrowings. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased (unsecured) and repurchase agreements (borrowings collateralized by securities or loans). These two sources match the short term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and once other sources must be utilized, funding becomes more expensive. The Company must make use of other less efficient sources, specifically some term advances from the FHLB and brokered deposits. In 2000, the Company issued approximately $415 million in brokered certificates of deposit in the first quarter of the year. To obtain these funds In the relatively short period in which the CDs had to be issued, the Company had to issue them in two, three, and six month terms. This resulted in funding costs continuing past the point of the specific need, and it negatively impacted net interest income.

In 2001, the Company arranged for a different type of short term financing arrangement using the RALs themselves as collateral. This arrangement, in conjunction with the overnight borrowing, provided a substantial portion of the funding needed more efficiently and reduced the need for brokered CDs to $130 million.

For 2002, the Company is again using a combination of funding sources including the arrangement established for the 2001 season. The program is expected to be even larger and require more funding in 2002, but as of this writing, the funding sources arranged have been sufficient.

A portion of the cost of the funding is charged to the program, but some of the costs, specifically the opportunity cost of holding more liquid and therefore more easily pledged securities is difficult to allocate.

The balances outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2001 and 2000, because all loans not collected from the IRS are charged-off at June 30 of each year. The fees earned on the RALs are included in the accompanying Consolidated Income Statements for 2001, 2000 and 1999 within interest and fees on loans. The fees earned on the RTs are included in other service charges, commissions, and fees.

The Company expects that the programs will continue to increase in volume because the IRS is encouraging more taxpayers to file electronically.

ALLOWANCE FOR CREDIT LOSS

Credit risk is inherent in the business of extending loans and leases to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known, the full extent of the loss may not be able to be quantified. In this discussion, "loans" include the lease contracts purchased and originated by the Company.

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

After reviewing the gradings in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management's estimate of their potential loss. Allocation is related to the grade and other factors, and is done by the methods discussed below.

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

THE COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

Consistent with GAAP and with the methodologies used in estimating the unidentified losses in the loan portfolio, the allowance is comprised of several components.

First, the allowance includes a component resulting from the application of the measurement criteria of Statements of Financial ACCOUNTING STANDARDS NO. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114") and No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN- INCOME RECOGNITION AND DISCLOSURES ("SFAS 118"). The amount of this component is disclosed in Note 3 to the consolidated financial statements that accompany this discussion.

The second component is statistically-based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the individual credit quality of which is impracticable to re-grade at each period end. These loans would include 1-4 family residential real estate, installment and overdraft lines for consumers, and loans to small businesses generally of $250,000 and less. The amount allocated is determined by applying loss estimation factors to outstanding loans. The loss factors are based primarily on the Company's historical loss experience tracked over a fiveyear period and accordingly will change over time. Because historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ. In addition, there is a greater chance that the Company has suffered a loss from a loan that was graded less than satisfactory at its most recent grading than if the loan was last graded satisfactory. Therefore, for any given category, a larger loss estimation factor is applied to less than satisfactory loans than to those that the Company last graded as satisfactory. The statistical component is the sum of the assignments determined in this manner.

The third component is needed to address specific characteristics of individual loans that are not addressed in the statistically determined historical loss factors that would ordinarily apply. These characteristics might relate to a variety of factors such as the size of the loan, the industry of the borrower, or the terms of the loan. When situations warrant, Management will increase the assignment that would be indicated by the applicable loss estimation factor to an amount adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific assignments.

There are several primary reasons that the other components discussed above might not be sufficient to recognize the losses present in portfolios. The fourth or "allocated" component of the allowance is used to provide for the losses that have occurred because of these reasons.

The first reason is that there are limitations to any credit risk grading process. The volume of loans makes it impracticable to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may inadvertently or deliberately omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second reason is that the loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. The factors might also not give sufficient weight to current trends in credit quality and collateral values and the long duration of the current business cycle. Specifically, in assessing how much allocated allowance needed to be provided at December 31, 2001, Management considered the following:

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

o With respect to loans to borrowers who are influenced by trends in the local tourist industry, Management considered the effects of the terrorist attacks of September 11 on traveling, weather conditions, tourist preferences, and the competition faced by borrowers from other resort destinations and tourist attractions;

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

Fourth, the loss estimation factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, term loans usually have monthly scheduled payments of principal and interest. With a term loan, a missed or late payment gives an immediate signal of a decline in credit quality. However, most of the Company's commercial loans and lines of credit have short-term maturities and frequently require only interest payments until maturity. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

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

Each of these considerations could perhaps be addressed by developing additional loss estimation factors for smaller, discrete groups of loans. However, the factors are used precisely so that the losses in smaller loans do not have to be individually estimated. Segmenting the loan portfolio and then developing and applying separate factors becomes impracticable and, with the smaller groups, the factors themselves become less statistically valid. Even for experienced reviewers, grading loans and estimating possible losses involves a significant element of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. Therefore, Management regards it as both a more practical and prudent practice to allocate allowance for the above risk elements in addition to the allowance assigned by specific or historical loss factors.

ASSIGNMENT TABLE

Table 8 shows the amounts of allowance assigned for the last three years to each loan type disclosed in Table 5. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance assigned to them than do loans which have less risk.

It would also be expected that the amount assigned for any particular category of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that category. Occasionally, changes in the amount assigned to a specific loan category will vary from changes in the total loan balance for that category due to the impact of the changes in credit rating for larger individual loans. In general, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment.

There is no assignment of allowance to RALs at December 31, 2001 because all loans unpaid are charged-off prior to year-end. At the bottom of Table 8 is the ratio of the allowance for credit losses to total loans for each year.

TABLE 8-ASSIGNMENT OF THE ALLOWANCE FOR CREDIT LOSSES


(DOLLARS IN THOUSANDS)              DECEMBER 31, 2001         DECEMBER 31, 2000          DECEMBER 31, 1999
                                 -------------------------------------------------------------------------------
                                               PERCENT OF                 PERCENT OF                PERCENT OF
                                                LOANS TO                   LOANS TO                   LOANS TO
                                   AMOUNT     TOTAL LOANS    AMOUNT      TOTAL LOANS    AMOUNT      TOTAL LOANS
                                 -------------------------------------------------------------------------------
Real estate:
    Residential                  $    1,749       26.1%    $    1,870        23.4%    $    2,601       23.7%
    Nonresidential                    3,578       21.2%         2,789        22.4%         3,038       21.9%
    Construction
         and development              1,000        6.6%           892         6.8%           935        9.6%
Commercial, industrial,
    and agricultural                 18,780       31.2%        14,616        30.8%        10,851       29.4%
Home equity lines                       747        3.0%           290         2.8%           343        2.4%
Consumer                              3,707        6.7%         3,288         8.2%         2,954        7.4%
Leases                                4,791        4.5%         3,371         5.1%         1,739        4.6%
Municipal tax-exempt
    obligations                           -        0.3%             -         0.2%             -        0.6%
Other                                 1,065        0.4%           730         0.3%           663        0.4%
Not specifically allocated           13,455                     7,279                      7,330
                                 -------------------------------------------------------------------------------
Total allowance                  $   48,872      100.0%    $   35,125       100.0%    $   30,454       100.0%
                                 ===============================================================================
Allowance for credit loss
    as a percentage of
    year-end loans                    1.75%                     1.40%                      1.46%
Year-end loans                   $2,799,092                $2,517,104                 $2,090,033

CREDIT LOSSES

Table 9, "Summary of Credit Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, net charge-off ratios for the Company are shown both with and without the RAL net charge-offs. The corresponding ratios for the Company's FDIC peers are 0.90% for 2001, 0.63% for 2000, 0.68% for 1999, 1.08%
for 1998, and 1.03% for 1997 (Note C).

The Company's concentration in loans secured by real estate-specifically loans secured by nonresidential properties-and other larger loans in the commercial category may cause a higher level of volatility in credit losses than would otherwise be the case. Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses may tend to occur at roughly the same time. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

The lower net charge-offs to average loans ratios experienced by the Company in the years 1997 and 1998 were in large part due to the high levels of recoveries. At the end of each of the years 1996 through 1998, the Company had a number of previously charged-off loans that it reasonably had hopes of recovering, and which were in fact recovered. With these recoveries, net charge-offs for 1996 through 1998 were relatively low in proportion to the allowance for credit loss. As of year end 2000, there were few such potential recoveries aside from RALs. As expected, recoveries were less in 2000 and net charge-offs higher than in prior years. Nonetheless, the 2000 ratio without RALs was still only slightly more than one half that of the Company's peers. As noted in last year's Annual Report on Form 10-K, the Company had one loan of approximately $7 million, most of which was charged-off in 1999 and 2000, for which it had some prospect of recovery. In fact, the Company recovered approximately $3.3 million of this loan in 2001. No further amount of this loan is expected to be recovered. In 2001, the Company's net charge-off ratio to total loans is only slightly more than a third that of its peers.

TABLE 9-SUMMARY OF CREDIT LOSS EXPERIENCE
(DOLLAR IN THOUSANDS)

                                                  2001           2000           1999         1998           1997
                                             ---------------------------------------------------------------------
Balance of allowance for
    credit losses at beginning of year       $   35,125     $   30,454     $   30,499    $   26,526    $   21,267
                                             ---------------------------------------------------------------------
Charge-offs:
    Real estate:
    Residential                                     457            112             10           369           498
    Nonresidential                                    -            107            252           177            45
    Construction and development                    127              -              -             -             -
Commercial, industrial,
    and agricultural                              7,490          8,118          4,924         1,893         2,456
Home equity lines                                     -              -             30             -             -
Tax refund anticipation                           9,189          6,226          5,518         7,221         5,946
Other consumer                                    6,046          1,910          1,729         1,701           831
                                             ---------------------------------------------------------------------
    Total charge-offs                            23,309         16,473         12,463        11,361         9,776
                                             ---------------------------------------------------------------------

Recoveries:
Real estate:
    Residential                                      93             65            175           329           268
    Nonresidential                                  228            184             35         1,341         1,876
    Construction and development                      -              -              6             -             -
Commercial, industrial,
    and agricultural                              3,918          1,255          1,162         1,192         1,126
Home equity lines                                     -             26             35             -           326
Tax refund anticipation                           4,769          3,059          2,857         2,288         1,524
Other consumer                                    1,377            976          1,105           871           421
                                             ---------------------------------------------------------------------
    Total recoveries                             10,385          5,565          5,375         6,021         5,541
                                             ---------------------------------------------------------------------
Net charge-offs                                  12,924         10,908          7,088         5,340         4,235
Allowance for credit losses recorded
    in acquisition transactions                       -          1,139              -             -           794
Provision for credit losses
    refund anticipation loans                     4,420          2,726          2,816         4,941         4,649
Provision for credit losses
    all other loans                              22,251         11,714          4,227         4,372         4,051
                                             ---------------------------------------------------------------------
Balance at end of year                       $   48,872     $   35,125     $   30,454    $   30,499    $   26,526
                                             =====================================================================

Ratio of net charge-offs to
    average loans outstanding                     0.48%          0.46%          0.37%         0.36%         0.33%
Ratio of net charge-offs to
    average loans outstanding
    exclusive of RALs                             0.33%          0.33%          0.23%         0.03%        (0.01%)

Average Loans                                $2,678,225     $2,388,740     $1,908,227    $1,486,696    $1,272,040
Average RALs                                    (58,900)       (60,437)       (12,391)       (9,169)      (10,079)
                                             ---------------------------------------------------------------------
Average Loans, net of RALs                   $2,619,325     $2,328,303     $1,895,836    $1,477,527    $1,261,961
                                             =====================================================================

Net Charge-offs                              $   12,923     $   10,908     $    7,088    $    5,340    $    4,235
RAL Net Charges-offs                              4,194          3,167          2,661         4,933         4,422
                                             ---------------------------------------------------------------------
Net Charge-offs, exclusive of RALs           $    8,729     $    7,741     $    4,427    $      407    $     (187)
                                             =====================================================================

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS.

Table 10 summarizes the Company's nonaccrual and past due loans for the last five years.

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

RESTRUCTURED LOANS: The Company's restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 8. The only restructured loans the Company has had at the end of the last five years that have not been classified as nonaccrual are reported in Table 10 on a separate line.

TABLE 10-NONACCRUAL AND PAST DUE LOANS

(DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31
                                               2001       2000       1999       1998      1997
                                             ---------------------------------------------------
Nonaccrual                                   $16,940    $15,975    $15,626     $8,855    $11,709
90 days or more past due                       3,179      2,427        715         78        855
Restructured Loans                                 -          -         10          -        174
                                             ---------------------------------------------------
                                             $20,119    $18,402    $16,351     $8,933    $12,738
                                             ===================================================

Total noncurrent loans as percentage
    of total loan portfolio                    0.72%      0.73%      0.78%      0.53%      0.92%
Allowance for credit losses as a percentage
    of noncurrent loans                         243%       191%       186%       341%       208%

TABLE 11-FOREGONE INTEREST


(DOLLARS IN THOUSANDS)                                             YEAR ENDED DECEMBER 31

                                                                  2001      2000     1999
                                                                 -------------------------
Interest that would have been recorded under original terms      $1,296    $2,934   $1,636
Gross interest recorded                                             593     1,467      772
                                                                 -------------------------
Foregone interest                                                $  703    $1,467   $  864
                                                                 =========================

Total nonperforming loans increased during 1997 to $12.7 million because of noncurrent loans in the portfolios of two small banks acquired that year, but as a percentage of total loans, noncurrent loans slightly decreased. The total was reduced during 1998 due principally to a reclassification of a large loan out of nonaccrual status and to rigorous collection efforts. The total rose again at the end of 1999 and 2000 with the classification of a few larger loans as nonaccrual during both years. Some of the loans reclassified in 2000 were acquired in the SBB and LRB transactions. While amounts in the Company's financial statements have been restated to include SBB amounts, the loans had not been classified as nonaccrual by SBB or LRB. Despite the slower economy of 2001, and an increase in nonperforming loans of $1.7 million, the ratio of nonperforming loans to total loans remained the same at the end of 2001 as at the end of the prior year.

Table 11 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

DEPOSITS

An important component in analyzing net interest margin and, therefore, the results of operations of the Company is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts-demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 12.


TABLE 12-DETAILED DEPOSIT SUMMARY
(DOLLARS IN THOUSANDS)                                         YEAR ENDED DECEMBER 31
                                               2001                    2000                    1999
                                    ---------------------------------------------------------------------
                                       AVERAGE                 AVERAGE                 AVERAGE
                                       BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
                                    ---------------------------------------------------------------------
NOW accounts                        $  372,443      0.39%    $  358,921     0.75%    $  321,652     0.70%
Money market deposit accounts          739,040      2.77        707,063     3.85        586,349     3.06
Savings accounts                       213,112      1.28        223,795     1.81        230,853     1.86
Time certificates of deposit for
    less than $100,000 and IRAs        555,218      5.05        497,230     5.34        478,377     4.74
Time certificates of deposit for
    $100,000 or more                   630,482      4.82        650,793     5.81        390,038     4.80
                                    ----------               ----------              ----------
Interest-bearing deposits            2,510,295      3.31%     2,437,802     4.03%     2,007,269     3.28%
Demand deposits                        725,267                  703,531                 565,525
                                    ----------               ----------              ----------
                                    $3,235,562               $3,141,333              $2,572,794
                                    ==========               ==========              ==========

The average rate paid on all deposits, which had increased from 3.28% in 1999 to 4.03% in 2000, decreased in 2001 to 3.31%. The increase from 1999 to 2000 and the decrease from 2000 to 2001 was primarily due to the changes in interest rates brought about by Fed actions (Note F). The average rates that are paid on deposits generally trail behind money market rates because financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates. This trailing characteristic is stronger with time deposits, such as certificates of deposit that pay a fixed rate for some specified term, than with deposit types that have administered rates.

With time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

The Fed seems to have signaled that there will not be further rate decreases and the economy is generally expected to recover in mid-2002. Therefore, Management anticipates that the average deposit rates will be lower in early 2002 than in 2001 as CDs reprice at lower rates while administered rates may start to inch up later in 2002.

Table 13 discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

TABLE 13-MATURITY DISTRIBUTION OF TIME
CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(IN THOUSANDS)                                      DECEMBER 31
                                          2001        2000         1999
                                       ----------------------------------
Three months or less                   $451,086     $198,325     $192,347
Over three months through six months    214,821      171,800      121,058
Over six months through one year        118,582      141,109       98,430
Over one year                            42,933       60,359       16,225
                                       ----------------------------------
                                       $827,422     $571,593     $428,060
                                       ==================================

The balance of certificates of deposit of $100,000 or more is substantially higher at the end of 2001 than at year-end 2000. As part of its efforts to fund the RAL program for 2002, in December 2001 the Company began to issue brokered certificates with terms of three months or less. As of December 31, 2001, there were $158 million in short-term certificates that had been issued. In prior years, the issuance of brokered certificates had not been initiated until January.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase ("repos") are a form of borrowing that is secured by securities owned by the borrower. Banks use these agreements to borrow from other banks in order to provide temporary liquidity and they may also be used to provide business customers with a secured alternative to deposits in excess of the $100,000 insured amount. Prior to 1999, the Company had almost exclusively used repos for the latter "retail" purpose. Most of the retail agreements are for terms of a few weeks to 90 days. Like the rate paid on Federal funds purchased, the interest rate paid on repos is tied to the Federal funds sold rate. Beginning in 1999 and then continuing into 2000, funds were needed to make loans in an amount substantially in excess of the amount generated by deposit growth. Overnight borrowing from other banks was frequently used to provide this liquidity until securities matured or term borrowings could be arranged, accounting for the increase in the average balances for this category of asset from 1999 to 2000 in Table 2. There was a slight increase in average balances from 2000 to 2001 because of an increased use of these borrowing to fund part of the expansion in the 2001 RAL program. The amounts outstanding at year end 2001 were less than half the amounts at year-end 2000 as deposit growth exceeded loan growth during the remainder of 2001.

Information about the balances and rates paid is shown in Note 10 to the consolidated financial statements. Because these borrowings have only a one-day maturity, they are extremely responsive to changes in market interest rates. The average rates paid of 4.66% for 1999, 5.61% for 2000, and 3.64% for 2001 reflect the pattern of rate changes in Note F after considering that their use is heavier in the first quarter of the year.

Federal funds purchased are a second form of overnight borrowing from other banks. Prior to 1999, the Company primarily used this borrowing to accommodate other local community financial institutions on the Central Coast that had excess cash to invest overnight. However, the Company occasionally purchased additional funds from money center banks to meet liquidity needs, especially during the RAL season. In 1999, there was an increasing use of this source of funds to manage shortterm liquidity. Information on the balances and rates paid for these funds is also disclosed in Note 10 to the consolidated financial statements. Because these are overnight borrowings, the average rate paid to various parties on any one day may vary substantially from the average rate for the year, and frequently, the Federal funds rate may be quite volatile on the last day of the year. The higher rate at the end of 1999 than the average for the year was due to rising interest rates during the latter part of that year. The higher average rate for 2000 compared to the average rate for 1999 was due to increases in the targeted Fed funds rates announced by the Fed several times during 2000. The very low rate at the end of 2001 compared to both the year-end figure for 2000 and the average rate for 2001 is reflective of the steep decline in interest rates throughout 2001.

OTHER REAL ESTATE OWNED

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. As explained in Note 1 to the consolidated financial statements, the Company held some properties at December 31, 2001 and 2000, but had written their carrying value down to zero to reflect the uncertainty of realizing any net proceeds from their disposal.

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

The ratio of average nonearning assets to average total assets has increased during the last three years with an average of 7.12% in 1999, 7.48% in 2000, and 8.23% in 2001. Some of the increase in nonearning assets in 1999 was due to holding extra amounts of cash on hand during November and December in case there was a large demand for currency as 2000 approached. A significant reason for the increase in 2000 and 2001 has been that after the fire that destroyed the Company's Administrative Center, additional costs were incurred for leasehold improvements and furniture related to the new center. The Company completed its move into a new Operations Center in 2000 and into its new Executive Headquarters in 2001. The space available in the old operations center (initially rented when the Company had assets of less than $500 million) was inadequate to handle the increasing volume of transactions. The new Executive Headquarters also houses SBB&T's Trust and Investment Services division which had outgrown its former facilities as well. These construction projects coming within a relatively short space of time have added to the average balance of nonearning assets. It is not anticipated that there will be a corresponding increase in 2002. In addition, the Company added approximately $20 million in nonearning assets due to the goodwill recognized in the LRB acquisition. As of September 30, 2001, the latest date peer information is available, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 7.56%.

NONINTEREST REVENUE

Fees earned by the Trust and Investment Services Division are a large component of noninterest revenue, reaching $13.0 million in 2001. Fees decreased by $821,000 or 6% over fees for 2000 which were in turn $695,000 more than fees in 1999. The market value of assets under administration on which the majority of fees are based decreased from $2.4 billion at the end of 1999 to $2.1 billion at the end of 2000, but decreased to $2.0 billion at the end of 2001. The majority of fees are based on the market value of the assets under administration. Most of these assets are held in equity securities, and the declining stock markets in 2000 and 2001 reduced the value of the assets. Most of the reduction in assets came in accounts for which the Company does not manage the accounts, i.e., does not have investment authority, but is only the custodian. Included within total fees in 2001 were $957,000 for trusteeship of employee benefit plans and $1,194,000 from the sales of mutual funds and annuities. The Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies. The Division also provides investment management services to individuals and organizations.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. A significant source of income in this category is tax refund transfer fee income which totaled $14.3 million in 2001 compared to $7.3 million in 2000 and $6.6 million in 1999. As explained in the previous discussion on the tax refund programs, many of the taxpayers not qualifying for loans still had their refunds sent by the IRS to the Company which then issued the refund check more quickly than the IRS. The Company began earning substantial fees for this service in 1995. Management expects that this will continue to provide a significant source of income in 2002 and beyond. The Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

Included in other noninterest income is a gain of $2.9 million from the sale of the Company's merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. While the sale occurred in 2001, the buyer will not take over all of the processing until the first quarter of 2002.

OPERATING EXPENSES

Total operating expenses have increased over the last three years as the Company has grown. These expenses are often calculated as a proportion of average assets as a means of providing comparisons with other financial institutions. As a percentage of average assets, these expenses have remained relatively steady during the last three years. The ratios were 3.96% in 1999, 3.60% in 2000, and 3.71% in 2001.

The ratios for 1999 and 2000 were impacted by some unusual expenses. In 1999, substantial consulting expenses were incurred to integrate PCB's processing system into the Company's system and to address the century date change ("Y2K") issue. In 2000, the Company incurred $4.5 million in transaction costs, included in other expenses, to complete the SBB and LRB transactions. Some of the increase for 2001 over 2000 is due to increased occupancy expense as the costs mentioned in "Nonearning Assets" for leasehold improvements began to be amortized in 2001.

Another ratio that is used to compare the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures how much noninterest expense is spent in earning a dollar of revenue irrespective of whether the revenue is asset-based or fee-based. The Company spent 54.0 cents in 2001 for each dollar of revenue compared to 59.6 cents for its holding company peers. In 2000, the ratios were 55.9 cents for the Company and 58.5 cents for its peers. In 1999, the ratios were 57.9 cents for the Company and 61.2 cents for its peers. Without the merger expenses of 2000, the Company's ratios would have been 54.0 cents for 2000.

Within the whole category of operating expense, salary and benefit expenses increased 26.1% from 1999 to 2001 compared to a 28.5% increase in average earning assets and a 32.4% growth in net revenues (exclusive of gains or losses on securities) for the same period.

Net occupancy and equipment expense increased from 1999 to 2001 by 21.2% because of some branch office renovation; increases in lease expense; upgrading of equipment to handle increased transaction volumes and to maintain technological competitiveness; the addition of new branch offices; and the increase in depreciation relating to the new administrative, operations and executive buildings.

CAPITAL RESOURCES

As of December 31, 2001, under current regulatory definitions, the Company and its bank subsidiaries are "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

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

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. To be considered "well-capitalized" the ratio must be at least 10%. At the end of 2001, the Company's ratio was 12.2% The Company also must maintain a Tier 1 capital to risk-weighted asset ratio of 6% and a Tier 1 capital to average assets of 5% to be considered well-capitalized. The minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition and the Company's ratios as of December 31, 2001 are presented in Note 17. It is Management's intent to maintain capital in excess of the well-capitalized requirement, and as of year-end all ratios exceed this threshold. SBB&T, FNB, and LRB are also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well-capitalized. SBB&T's ratio at the end of 2001 was 13.1% and FNB's was 10.6%.

The risk-based capital ratio is impacted by three factors: (1) the growth in assets compared to the growth in capital; (2) the relative size of the various asset categories; and (3) the composition of the securities and money market portfolios. The Company's ratio increased from 10.5% for year-end 2000 to 12.2% for year-end 2001. This occurred first as the result of assets growing by 7.7% from year-end 2000 to year-end 2001 while capital increased by 10.0%. In addition, the SBB&T issued $36 million in subordinated debt during 2001. While shown on the 2001 consolidated balance sheet as long-term debt, for the first half of its term it is included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio. In the second half of its 10 year term, one fifth of the balance will be excluded each year from capitalin this computation.

FUTURE SOURCES AND USES OF CAPITAL AND EXPECTED RATIOS

Over the last five years, the Company's assets have been increasing at a compound annual growth rate of 14.3%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 20.4%, but 35%-40% of net income has been distributed to shareholders in the form of dividends. Together with some share repurchases, this has resulted in capital increasing at a compound annual growth rate of 12.1%.

During the last several years, the Company has experienced strong loan demand and expects this to continue. This requires the Company to more closely monitor its capital position than was necessary in prior years when the challenge was to effectively utilize excess capital.

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

The second consideration is that to maintain the ability to provide for those customers, the Company must be prepared to sell some of the loans it originates. This involves structuring loans to meet the purchase requirements of secondary markets, or charging an interest rate premium for those loans that cannot be sold. As mentioned above, in 2000 and early 2001, the Company has already sold loans as a means of limiting the rate of asset increase and will probably continue to do so in 2002.

The third consideration is that raising additional capital is likely to be beneficial. Because the capital ratios are a regulatory issue, it is not necessary for the Company to issue more common stock. It is more likely that the Company would use other forms of regulatory capital like additional subordinated debt or Trust Preferred Stock. Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. The Company has had preliminary discussions with investment bankers regarding the issuance of such capital and has been informed that it could be accomplished with relative ease.

In addition to the capital generated from the operations of the Company, over the years a secondary source of capital growth has been the exercise of employee and director stock options. The extent of the growth from this source in any one year depends on a number of factors. These include the current stock price in relation to the price at the time options were granted and the number of options that would expire if not exercised during the year.

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 2001, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $2.9 million or 9.8% of the net growth in shareholders' equity in the year. At December 31, 2001, there were approximately 556,000 options outstanding and exercisable at less than the then-current market price, with an average exercise price of $19.98. This represents a potential addition to capital of $11.1 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $11.1 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

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

In 2001, as explained in Note 11 to the consolidated financial statements, the Company issued $40 million in senior debt. A portion of this was used to repay a short-term note issued by the Company to partially finance the purchase of LRB. $20 million of the proceeds was authorized by the Board of Directors to be used to repurchase stock. Through December 31, 2001, $15.0 million had been used to purchase in excess of 518,000 shares.

There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 2001, except as reported in Note 18 to the consolidated financial statements. There are legal limitations on the ability of the subsidiary banks to declare dividends to the Bancorp based on earnings over the last three years.

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

The three regulatory agencies-the FRB for the Company and SBB&T, the California Department of Financial Institutions for SBB&T, the OCC for FNB-conduct periodic examinations of the Company and its subsidiary banks to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

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

Immediate liquidity is the ability to raise funds today to meet today's cash obligations. Sources of immediate liquidity include cash on hand, the prior day's Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the FHLB for short-term advances, and access to the FRB's Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RALs.

As discussed in various sections above, at various times strong loan demand outpaced deposit growth. At these times, the Company had to rely more on overnight borrowing to maintain immediate liquidity. The rate paid on these borrowings is more than would be paid for deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company's strong capital position and earnings prospects have meant that these sources of borrowing have been readily available.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months. Sources of intermediate liquidity include maturities or sales of commercial paper and securities, term repurchase agreements, and term advances from the FHLB. The Company monitors the cash flow needs of the next few months and determines that the sources are adequate to provide for these cash needs.

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

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Statements of Income. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a "temporary difference." Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements. Another example is the ACCRETION of discount on certain securities. Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase. For its financial statements, the Company recognizes income as the discount is accreted. For its tax return, however, the Company can defer the recognition of that income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year's tax return. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year. This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company's ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company's deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured for the fullamount of the net deferred tax asset and no valuation allowance is needed.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 8 to the accompanying consolidated financial statements.

COMMON STOCK AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 5. The Company's stock is listed on the Nasdaq National Market System. The trading symbol is SABB. Stock prices represent trading activity through the Nasdaq National Market System.

For the years 2001, 2000, and 1999, the Company has declared cash dividends which were 32.1%, 40.6%, and 39.0%, respectively, of its net income. The Company's policy is to pay dividends of approximately 35%-40% of the last 12 months earnings. The lower payout ratio in 2001 was not because the Company reduced its dividend rate, but because the timing of the declaration of the quarterly dividends was changed in 2001 as explained in Note 21 to the consolidated financial statements. Because earnings were significantly reduced in 2000 by the one-time merger expenses, the ratio for 2000 is higher than usual. The most recent information for the Company's peers shows an average payout ratio of 30.0%. The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the third quarter of 2000.

MERGERS AND ACQUISITIONS

On December 30, 1998, Santa Barbara Bancorp completed its merger with the former Pacific Capital Bancorp and assumed the name of its merger partner to most clearly reflect the broad geography of the new multi-bank organization.

After the close of business June 30, 2000, the Company completed its acquisition of Los Robles Bancorp. The shareholders of Los Robles Bancorp were paid cash in the amount of $23.12 per share for their stock for a total transaction amount of $32.5 million. The acquisition was accounted for as a purchase. The Company recognized goodwill of $20.0 million in the transaction for the excess of the purchase price over the fair value of the net assets obtained.

The only subsidiary of Los Robles Bancorp, LRB, became a subsidiary of the Company. In the second quarter of 2001, LRB was merged into SBB&T.

After the close of business July 31, 2000, the Company completed its merger with San Benito Bank. The merger agreement provided for SBB shareholders to receive
0.605 shares of the Company's stock in exchange for each of their shares. Based on the closing price of the Company's stock as of the date of the merger, the value of the merger was approximately $43.8 million, 2.8 times the book value of San Benito Bank. The transaction was accounted for as a pooling-of-interests. As such, all financial results for periods prior to the merger are reported as if the merger occurred at the beginning of the earliest period presented.

In December 2001, the Company signed an agreement with another financial institution to acquire certain assets and liabilities of two of its branches in Monterey and Watsonville. The deposits and loans acquired in this transaction will be combined with FNB's existing branches in those communities. The transaction is expected to close in the second quarter of 2002.

NOTES TO MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NOTE A

The Company incurred merger related expenses of $7.9 million in 2000 to complete the acquisition of San Benito Bank and Los Robles Bank. $4.6 million was for severance, change of control contracts, consulting and computer system conversion. $3.3 million of provision expense was taken to recognize differences in loan grading and allowance allocation methods used by the Company and acquired banks.

NOTE B

Offices obtained in purchase or acquisition transactions are included as a reason for growth in net income over the last five years, while offices obtained in pooling or merger transactions are not a reason for growth. This is because of the difference in the accounting for these two types of business combinations.

Accounting standards for business combinations accounted for as poolings require that the figures for prior years be restated as if the combination occurred at the beginning of the first year presented. Therefore, the assets, deposits, and net income obtained in pooling transactions are included in both the current numbers and the prior period numbers and a difference between the two would not be explained by the transaction. There is no such restatement for prior year figures for purchase transactions -the balances or net income are included only from the date of the acquisition.

NOTE C

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The Bancorp peer is a group of 66 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the BANK HOLDING COMPANY PERFORMANCE REPORT received from the FRB for the 3rd Quarter of 2001, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC QUARTERLY BANKING PROFILE, THIRD QUARTER 2001, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

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

NOTE D

For Tables 1, 2, and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as "Tax equivalent income included in interest income from non-taxable securities and loans."

NOTE E

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

NOTE F

From January 1, 1999 through December 31, 2001, the Fed changed the target rates for Federal funds as follows:

                                 Amount of   New Target
                Date              Change        Rate
            June 1999             +0.25%        5.00%
            August 1999           +0.25%        5.25%
            November 1999         +0.25%        5.50%
            February 2000         +0.25%        5.75%
            March 2000            +0.25%        6.00%
            May 2000              +0.25%        6.50%
            January 2001          -0.50%        6.00%
            January 2001          -0.50%        5.50%
            March 2001            -0.50%        5.00%
            April 2001            -0.50%        4.50%
            May 2001              -0.50%        4.00%
            June 2001             -0.25%        3.75%
            August 2001           -0.25%        3.50%
            September 2001        -0.50%        3.00%
            October 2001          -0.50%        2.50%
            November 2001         -0.50%        2.00%
            December 2001         -0.25%        1.75%

NOTE G

For purposes of Table 2, loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE H

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

NOTE I

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1999, 1 year U.S. Treasury notes sold at a price that yielded 5.96% while 30 year notes sold at a price that yielded 6.48%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter" when there is not as much of a difference. At December 31, 2000, the shape of the curve was partially "inverted" in that 10 year notes sold at a lower price than either 1 year or 30 year notes. 1 year U.S. Treasury notes sold at a price that yielded 5.36%, 10 year U.S. Treasury notes sold at a price that yielded 5.11%, and 30 year notes sold at a price that yielded 5.46%. By December 31, 2001, the curve started very low at the short end and its shape was quite steep, as 1 year notes sold at a price that yielded 2.17% and 30 year notes sold at a price that yielded 5.47%.

NOTE J

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have provided the required quantitative and qualitative disclosures about market risk in Management's Discussion and Analysis on pages 16 through 21.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

       Management's Responsibility for Financial Reporting                    51

       Report of Independent Public Accountants-Arthur Andersen LLP           52

       Independent Auditors' Report-Deloitte & Touche LLP                     53

       Consolidated Balance Sheets as of December 31, 2001 and 2000           54

       Consolidated Statements of Income for the years
       ended December 31, 2001, 2000, and 1999                                55

       Consolidated Statements of Comprehensive Income for the
       years ended December 31, 2001, 2000, and 1999                          56

       Consolidated Statements of Changes in Shareholders' Equity
       for the years ended December 31, 2001, 2000, and 1999                  57

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000, and 1999                                      58

       Notes to Consolidated Financial Statements                             59

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

       Quarterly Financial Data                                               99

MANAGEMENT'S RESPONSIBILITY FOR                          PACIFIC CAPITAL BANCORP
FINANCIAL REPORTING                                             AND SUBSIDIARIES


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

The consolidated financial statements presented on pages 54 through 58 have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.

Management is responsible for establishing and maintaining an internal control structure over financial reporting presented in conformity with both accounting principles generally accepted in the United States and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. Two of the objectives of this internal control structure are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company's financial statements and other financial reporting is done in accordance with generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 2001, in relation to the criteria described in the report, INTERNAL CONTROL-INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 2001, Pacific Capital Bancorp's internal control structure was effective in achieving the objectives stated above.

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


/s/ David W. Spainhour       /s/ William S. Thomas Jr.     /s/ Donald Lafler
-----------------------      -------------------------     ----------------------------
David W. Spainhour           William S. Thomas, Jr.        Donald Lafler
Chairman of the Board        President and                 Executive Vice President and
Pacific Capital Bancorp      Chief Executive Officer       Chief Financial Officer
                             Pacific Capital Bancorp       Pacific Capital Bancorp

REPORT OF INDEPENDENT PUBLIC                             PACIFIC CAPITAL BANCORP
ACCOUNTANTS                                                     AND SUBSIDIARIES

To the Shareholders and the Board of Directors of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Pacific Capital Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of San Benito Bank for years prior to its merger during 2000 with Pacific Capital Bancorp in a transaction accounted for as a pooling of interests, as discussed in Note 19. Such statements are included in the consolidated financial statements of Pacific Capital Bancorp and subsidiaries and reflect net income of 5 percent for the year ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for San Benito Bank prior to the merger, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
-------------------------
ARTHUR ANDERSEN LLP
Los Angeles, California
February 6, 2002

INDEPENDENT AUDITORS' REPORT                             PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES

The Board of Directors and Shareholders,
Pacific Capital Bancorp:

We have audited the statements of income, stockholders' equity, and cash flows of San Benito Bank for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of San Benito Bank for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP
Hollister, California
January 24, 2000

CONSOLIDATED BALANCE SHEETS                              PACIFIC CAPITAL BANCORP
                                                                AND SUBSIDIARIES


(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)                       DECEMBER 31
                                                                             2001         2000
------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks (Note 5)                                      $  136,457    $  176,274
  Federal funds sold and securities purchased under
     agreements to resell                                                   94,500        19,500
        Total cash and cash equivalents                                    230,957       195,774
  Securities (approximate market value of $778,465
     in 2001 and $806,037 in 2000) (Note 2):
  Held-to-maturity                                                          71,967       139,294
  Available-for-sale                                                       699,076       657,595
        Total securities                                                   771,043       796,889
  Loans (Note 3)                                                         2,799,092     2,517,104
     Less: allowance for credit losses (Note 4)                             48,872        35,125
        Net Loans                                                        2,750,220     2,481,979
  Premises and equipment, net (Note 6)                                      63,103        53,013
  Accrued interest receivable                                               20,425        25,945
  Other assets (Note 8 and 19)                                             125,181       124,025
------------------------------------------------------------------------------------------------
     Total assets                                                       $3,960,929    $3,677,625
================================================================================================
LIABILITIES:
  Deposits (Note 7):
     Noninterest bearing demand deposits                                $  718,441    $  709,348
     Interest bearing deposits                                           2,647,134     2,393,471
        Total deposits                                                   3,365,575     3,102,819
  Securities sold under agreements
     to repurchase and Federal funds purchased (Note 10)                    45,073       105,658
  Long-term debt and other borrowings (Note 11)                            188,331       129,658
  Accrued interest payable and other
     liabilities (Notes 8, 13, and 15)                                      36,074        43,229
------------------------------------------------------------------------------------------------
     Total liabilities                                                   3,635,053     3,381,364
------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 18)
SHAREHOLDERS' EQUITY (Notes 9, 13 and 17):
  Common stock - no par value; $0.33 per share stated value; shares authorized: 60,000; shares issued and outstanding:
     26,207 in 2001 and 26,481 in 2000                                       8,737         8,828
  Preferred stock - no par value; shares authorized: 1,000;
     shares issued and outstanding: none                                         -             -
  Surplus                                                                  106,929       115,664
  Accumulated other comprehensive income (Note 9)                            4,795         4,472
  Retained earnings                                                        205,415       167,297
------------------------------------------------------------------------------------------------
     Total shareholders' equity                                            325,876       296,261
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $3,960,929    $3,677,625
================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS                                  PACIFIC CAPITAL BANCORP
OF INCOME                                                       AND SUBSIDIARIES


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                YEAR ENDED DECEMBER 31
                                                                2001         2000         1999
-------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans (Note 3)                         $242,050     $229,014     $174,539
  Interest on securities                                        41,118       49,478       46,248
  Interest on Federal funds sold and securities
     purchased under agreement to resell                         5,852        9,870        4,033
  Interest on commercial paper                                   2,088        1,602          307
-------------------------------------------------------------------------------------------------
     Total interest income                                     291,108      289,964      225,127
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits (Note 7)                                 83,061       98,293       65,894
  Interest on securities sold under agreements
     to repurchase and Federal funds purchased (Note 10)         3,289        4,247        1,766
  Interest on long-term debt and other
     borrowings (Note 11)                                       10,876        7,986        4,815
-------------------------------------------------------------------------------------------------
     Total interest expense                                     97,226      110,526       72,475
-------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            193,882      179,438      152,652
Provision for credit losses (Note 4)                            26,671       14,440        7,043
-------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses          167,211      164,998      145,609
-------------------------------------------------------------------------------------------------
NONINTEREST REVENUE:
  Service charges on deposit accounts                           12,927       11,176        9,608
  Trust fees (Notes 1 and 12)                                   13,006       13,827       13,132
  Other service charges, commissions and fees
     (Note 12)                                                  31,051       21,757       18,717
Net gain (loss) on sales and calls of securities                   309         (143)        (268)
Other income (Note 12)                                           8,433        3,723        2,730
-------------------------------------------------------------------------------------------------
     Total noninterest revenue                                  65,726       50,340       43,919
-------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
  Salaries and benefits (Notes 13, 15, and 16)                  69,788       67,204       55,357
  Net occupancy expense (Notes 6 and 18)                        12,279       11,225        9,822
  Equipment rental, depreciation, and
     maintenance (Note 6)                                        8,327        7,303        7,185
  Other expense (Note 12)                                       52,756       46,225       45,061
-------------------------------------------------------------------------------------------------
     Total operating expense                                   143,150      131,957      117,425
-------------------------------------------------------------------------------------------------
Income before provision for income taxes                        89,787       83,381       72,103
Provision for income taxes (Note 8)                             33,676       31,925       25,570
-------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 56,111     $ 51,456     $ 46,533
=================================================================================================
BASIC EARNINGS PER SHARE (NOTE 16)                            $   2.12     $   1.95     $   1.78
DILUTED EARNINGS PER SHARE (NOTE 16)                          $   2.11     $   1.93     $   1.75
=================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF                               PACIFIC CAPITAL BANCORP
COMPREHENSIVE INCOME                                            AND SUBSIDIARIES


(IN THOUSANDS)                                                        YEAR ENDED DECEMBER 31
                                                                   2001       2000        1999
-------------------------------------------------------------------------------------------------


Net income                                                       $56,111    $51,456    $ 46,533
-------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax (Note 8) -
   Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising during period        502     11,154     (10,487)
      Reclassification adjustment for (gains) losses
         included in net income                                     (179)        83         155
-------------------------------------------------------------------------------------------------
            Other comprehensive income (loss), net of tax            323     11,237     (10,332)
-------------------------------------------------------------------------------------------------
Comprehensive income                                             $56,434    $62,693    $ 36,201
=================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF                               PACIFIC CAPITAL BANCORP
CHANGES IN SHAREHOLDERS' EQUITY                                 AND SUBSIDIARIES


(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                               ACCUMULATED
                                                                         OTHER
                                    COMMON STOCK                     COMPREHENSIVE    RETAINED
                                  SHARES     AMOUNT      SURPLUS         INCOME       EARNINGS       TOTAL
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        25,851     $8,618     $109,980        $ 3,567       $108,330     $230,495
Activity for 1999:
   Exercise of stock
      options (Note 9)               499        167        6,498              -              -        6,665
   Retirement of
      common stock (Note 9)          (71)       (24)      (2,142)             -              -       (2,166)
   Cash dividends declared
      at $0.72 per share               -          -            -              -        (18,154)     (18,154)
   Changes in unrealized loss
      on securities
      available for sale, net          -          -            -        (10,332)             -      (10,332)
   Net income                          -          -            -              -         46,533       46,533
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        26,279      8,761      114,336         (6,765)       136,709      253,041
Activity for 2000:
   Exercise of stock
      options (Note 9)               202         67        1,328              -              -        1,395
   Cash dividends declared
      at $0.84 per share               -          -            -              -        (20,868)     (20,868)
   Changes in unrealized loss
      on securities
      available for sale, net          -          -            -         11,237              -       11,237
   Net income                          -          -            -              -         51,456       51,456
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        26,481     $8,828     $115,664        $ 4,472       $167,297     $296,261
Activity for 2001:
   Exercise of stock                 244         81        6,100              -              -        6,181
      options (Note 9)
   Retirement of                    (518)      (172)     (14,835)             -              -      (15,007)
      common stock (Note 9)
   Cash dividends declared
      at $0.66 per share               -          -            -              -        (17,993)     (17,993)
   Changes in unrealized loss
      on securities
      available for sale, net          -          -            -            323              -          323
   Net Income                          -          -            -              -         56,111       56,111
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        26,207     $8,737     $106,929        $ 4,795       $205,415     $325,876
============================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS                                  PACIFIC CAPITAL BANCORP
OF CASH FLOWS                                                   AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)                                                          YEAR ENDED DECEMBER 31
                                                                        2001            2000           1999
                                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                       $  56,111       $  51,456      $  46,533
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATIONS:
      Depreciation and amortization                                    10,918           7,963          7,309
      Provision for credit losses                                      26,671          14,440          7,043
      Gain on life insurance                                                -               -           (348)
      Benefit for deferred income taxes                                (7,275)         (2,296)        (2,181)
      Net recovery on other real estate owned                               -               -             (6)
      Net amortization of discounts and premiums for
        securities and bankers' acceptances and
        commercial paper                                               (4,074)         (7,557)        (6,108)
      Net change in deferred loan origination fees and costs             (905)          1,525            165
      Change in accrued interest receivable and other assets           16,630          (7,375)        (4,684)
      Change in accrued interest payable and other liabilities         (1,282)          1,481            (62)
      Net loss (gain) on sales and calls of securities                   (309)            143            286
      Decrease in income taxes payable                                    (47)         (3,126)        (1,758)
      Other operating activities                                            -          (9,292)       (22,683)
-------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        96,438          47,362         23,506
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of common stock of Los Robles Bank (Note 19)                    -         (32,500)             -
   Proceeds from sales, calls, and maturities of securities           319,779         228,338        253,064
   Purchase of securities                                            (289,317)       (259,294)      (133,627)
   Proceeds from sale or maturity of commercial paper                 531,343           9,966         49,896
   Purchase of commercial paper                                      (531,343)         (9,972)       (29,805)
   Net increase in loans made to customers                           (294,007)       (443,930)      (427,684)
   Disposition of property from defaulted loans                             -           5,565            270
   Purchase of tax credit investment                                   (7,468)              -         (6,933)
   Net purchase of premises and equipment                             (18,441)        (22,279)       (12,031)
   Proceeds from sale of equipment                                          -               -             45
-------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                          (289,454)       (524,106)      (306,805)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                           262,756         481,362        133,425
   Net (decrease) increase in borrowings with maturities
      of 90 days or less                                              (60,585)         19,725         52,711
   Proceeds from long-term debt and other borrowing                    80,955         189,783         80,100
   Payments on long-term debt and other borrowing                     (22,282)       (153,500)       (26,252)
   Proceeds from issuance of common stock (Note 9)                      6,181           1,395          2,424
   Payments to retire common stock (Note 9)                           (15,007)              -         (2,055)
   Dividends paid                                                     (23,819)        (20,868)       (18,091)
-------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       228,199         517,897        222,262
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   35,183          41,153        (61,037)
Cash and cash equivalents at beginning of year                        195,774         143,617        204,654
Cash and cash equivalents acquired in acquisitions                          -          11,004              -
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 230,957       $ 195,774      $ 143,617
=============================================================================================================
SUPPLEMENTAL DISCLOSURE:
   Interest paid during the year                                    $  94,824       $  94,051      $  72,238
   Income taxes paid during the year                                $  33,241       $  35,090      $  24,464
   Non-cash additions to other real estate owned (Note 1)           $       -       $       -      $     264

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL                          PACIFIC CAPITAL BANCORP
STATEMENTS                                                      AND SUBSIDIARIES


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pacific Capital Bancorp (the "Company") is a bank holding company organized under the laws of California. Through its banking subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"), the Company provides a full range of commercial banking servicesto individuals and business enterprises. The banking services include making commercial, leasing, consumer, and Small Business Administration guaranteed loans, and commercial and residential real estate loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. The banks offer safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services are offered through the Trust and Investment Services divisions of SBB&T and FNB. The offices of SBB&T are located in Santa Barbara and Ventura Counties. Offices of FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County are maintained under the name "South Valley National Bank", an affiliate of FNB, and offices in San Benito County are maintained under the name "San Benito Bank," ("SBB") also an affiliate of FNB. The Company acquired Los Robles Bank ("LRB") when it purchased all of the outstanding shares of Los Robles Bancorp in 2000. Initially operated as a separate banking subsidiary of the Company, LRB was merged into SBB&T at the end of May 2001.

The Company's third subsidiary is Pacific Capital Commercial Mortgage Company. Its primary business activities had been directed to brokering commercial real estate loans and servicing those loans for a fee, but it was made inactive in 2001. A fourth subsidiary, Pacific Capital Services Corporation, is also inactive.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated.

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

GAAP requires that all amounts and figures presented in the Company's financial statements be restated for any business combinations that occurred prior to July 1, 2001 that were accounted for as poolings of interest. GAAP does not permit business combinations after that date to be accounted for as poolings of interest.

Certain amounts in the 2000 and 1999 financial statements have been reclassified to be comparable with classifications used in the 2001 financial statements.

SECURITIES

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. These securities are classified either as held-tomaturity or available-for-sale. This appropriate classification is decided at the time of purchase.

Only those securities that the Company intends to hold and has the ability to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. The Company purchases no securities specifically for later resale at a gain and therefore holds no securities that should be classified as trading securities.

The Company's securities that are classified as held-to-maturity are reported in thefinancial statements at "amortized historical cost". This amount is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost, and accretion of the discount is the periodic recognition of interest income above any cash interest received to increase the carrying amount up to the face value that will be received at maturity. Accretion thus increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security, and amortization of the premium is a periodic charge to interest income to reduce the carrying amount to the face value that will be received at maturity. Amortization reduces the effective yield for the security below the coupon rate. Discounts are accreted and premiums are amortized over the period to maturity of the related securities, or to earlier call dates, if appropriate. There is no recognition of unrealized gains or losses for securities classified as held to maturity.

For securities that are classified as available-for-sale, the interest income is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. As the fair value of these securities changes, the changes are reported net of the tax effect on the consolidated balance sheets as a separate component of equity captioned "Accumulated other comprehensive income." The changes in fair value are included as elements of comprehensive income in the consolidated statements of comprehensive income.

LOANS AND INTEREST AND FEES FROM LOANS

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is calculated on a simple interest basis, that is, interest is not compounded. The Company collects loan origination and commitment fees. These fees are not recognized as income when they are collected, but instead they are offset by certain direct loan origination costs and then recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or as additions to the loan principal if the deferred costs are greater than the deferred fees.

Included with loans are receivables structured like leases, but which in substance are loans.

NONACCRUAL LOANS: When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally speaking, loans are placed in a nonaccrual status when the loan has become delinquent by more than 90 days. Nonaccrual status means that the Company stops accruing or recognizing interest income on the loan. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well-secured by collateral and collection efforts are being actively pursued. Such loans are included among nonperforming loans.

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

ALLOWANCE FOR CREDIT LOSSES

If a borrower's financial condition becomes such that he or she is not able to fully repay a loan or lease obligation extended by the Company, a loss to the Company has occurred. When the Company has determined that such a loss has occurred, the principal amount of the loan, or a portion thereof, is charged-off so that the value of the Company's assets on the financial statements are not overstated by including within them an uncollectible loan. However, because loan officers cannot be in daily contact with each borrower, the Company almost never knows exactly when such a loss might have occurred, that is, when a loan becomes uncollectible. Therefore, in order to fairly state the value of the loan and leasing portfolios, it is necessary to make an estimate of the amount of loss inherent but unrecognized in these credit portfolios prior to the realization of such losses through charge-off.

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. The allowance is increased by the provision for credit losses, which is a charge to income in the current period. The allowance is decreased by the charge-off of loans and increased by any recoveries of loans previously charged-off.

The allowance for credit losses consists of several components. The first component is that portion of the allowance specifically related to those loans that are categorized as impaired under provisions of Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114"). The remaining components include a statistically determined portion, a specifically assigned portion, and an allocated portion. These components are reported together in the allowance for credit loss in the accompanying consolidated balance sheets and in Note 4. In total, the allowance for credit losses is maintained at a level considered adequate to provide for losses inherent in the loan portfolio. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions against earnings in the periods in which they become known.

COMPONENT FOR IMPAIRED LOANS: Under GAAP, the Company is permitted to determine the valuation allowance for impaired loans on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance for impaired loans on a loan-by-loan basis. The amount of the valuation allowance for any particular impaired loan is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate; (2) by observing the loan's market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

STATISTICAL OR HISTORICAL LOSS COMPONENT: The amount of this component is determined by applying loss estimation factors to outstanding loans and leases. The loss factors are based on the Company's historical loss experience for each category of credits. Because historical loss experience differs for the various categories of credits, the loss estimation factors applied to each category also differ.

COMPONENT FOR SPECIFIC CREDITS: There are a number of credits for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will estimate an amount of allowance adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific amounts.

ALLOCATED COMPONENT: The allocated component of the allowance for credit losses is intended to provide for losses that may not be covered by the other components. Among the considerations addressed by this component are the following:

o the historical loss estimation factors used for statistical allocation may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers or to specific industry conditions that affect borrowers in that industry;
o the historical loss factors may not give sufficient weight to current trends in credit quality and collateral values and the duration of the current business cycle.
o the historical loss factors are not derived in a manner that considers loan volumes and concentrations and seasoning of the loan portfolio;
o complete information on the financial condition of the borrower and the current disposal value of any collateral is not generally available at the time an estimation of the loss must be made; this introduces significant uncertainty in the estimation process used to determine the adequacy of component for impaired loans and specific allocations.

Allocation factors for these considerations are multiplied by the outstanding balances in the various loan categories to provide for estimated loss.

INCOME TAXES

The Company uses the accrual method of accounting for financial reporting purposes as well as for tax return purposes. However, there are still several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. When items of income or expense are recognized in different years for financial reporting purposes than for tax return purposes, they represent temporary differences. The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences. The provision is recorded as they arise in the form of deferred tax expense or benefit, respectively.

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

        Buildings and improvements            10-25 years
        Furniture and equipment                 5-7 years
        Electronic equipment and software       3-5 years

TRUST FEES

Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

EARNINGS PER SHARE

The computation of earnings per share for all periods presented in the Consolidated Statements of Income are based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends, stock splits and pooling transactions.

Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. The number of options assumed to be exercised is computed using the "Treasury Stock Method." This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised and that the proceeds from the assumed exercise would be used for market repurchases of shares. The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options. The benefit from the assumed exercise of options is also assumed to be used to retire shares.

A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 16.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company's funds being returned to it the next business day.

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

OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned ("OREO"). OREO is carried in the Company's financial records at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings.

During the time the property is held, all related operating or maintenance costs are expensed as incurred. Later decreases in the fair value of OREO are charged to operating expense by establishing valuation allowances in the period in which they become known. Increases in the fair value may be recognized as reductions of OREO operating expense but only to the extent that they represent recoveries of amounts previously written-down. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 2001 and 2000, the Company held real estate properties that had been acquired through foreclosure, but the value of the property less estimated disposal costs resulted in no amount being reported on the balance sheets for those dates.

STOCK-BASED COMPENSATION

GAAP permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. The first method requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

Under the second accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. The Company believes that the second method better reflects the motivation for its issuance of stock options, namely, that they are incentives for future performance rather than compensation for past performance. GAAP requires that issuers that elect the second method must present pro forma disclosures of net income and earnings per share as if the first method had been elected. The Company presents these disclosures in Note 16.

DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 133, ACCOUNTING DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001. The adoption of SFAS 133 did not result in any material impact to the Company's financial position or results of operations. Upon adoption of SFAS 133 on January 1, 2001, the Company was permitted to, and did, transfer securities totaling unamortized cost of $28.7 million from the held-to-maturity portfolio to the available-for-sale portfolio.

Derivative financial instruments may be constructed to act as hedges either to protect against adverse changes in the fair value of or the cash flows associated with assets, liabilities, firm commitments to purchase or sell specific assets or liabilities or other probable transactions. The asset, liability, or firm commitment is referred to as the hedged or underlying item. The hedge is constructed so that its fair value or cash flows change in response to certain events in an offsetting manner to the changes in the fair value or cash flows of the underlying item.

SFAS 133 requires that all derivatives be recorded at their current fair value on the balance sheet. A change in the fair value of the hedge results in a gain or loss for the holder, just like changes in the fair value of the underlying asset or liability being hedged results in a gain or loss for the holder. SFAS 133 specifies how and when the gains and losses relating to both the hedge itself and the hedged item are recognized. Recognition of the gains and losses depends on the how the hedge is classified. Under SFAS 133, if certain conditions are met, derivatives may be specifically classified or designated as fair value hedges or cash flow hedges.

Fair value hedges are intended to reduce or eliminate the exposure to adverse changes in the fair value of a specific underlying item. Gains or losses in the hedging instrument are recognized in the income statement during the period that the change in fair value occurred. The offsetting gain or loss on the hedged item which is attributable to the risk being hedged is also recognized in the income statement for the same period. Hedge ineffectiveness results if the changes in fair values do not exactly offset. This ineffectiveness is included in earnings in the period in which it occurs.

Cash flow hedges are intended to hedge exposure to variable cash flows of a forecasted transaction or an underlying instrument. They are effective to the extent that the holder receives additional cash flows from the hedge when it receives lower cash flows from the hedged item and vice-versa. The effective portion of a hedge gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Hedges meeting certain other criteria may be classified as foreign exchange hedges. The Company does not currently make use of foreign exchange hedges.

If a hedge does not meet the requirements for designation as one of these specific categories of hedge, gains or losses associated with changes in its fair value are immediately recognized in the income statement. The accounting for the underlying instrument will follow normal accounting policies for the specific type of asset or liability.

The Company uses interest rate swaps to manage the Company's exposure to interest rate risks. As of December 31, 2001, the Company held one interest rate swap designated as a fair value hedge with a notional amount of $28.9 million. As explained in Note 22, the Company has also entered into covered or offsetting interest rate swaps with customers and other financial institutions. The notional amount of these swaps at December 31, 2001 was $16.4 million.

The term "notional amount" is a measure of quantity in a derivative instrument. In the case of a fair value or cash flow hedge, it will generally be the same amount as the balance of the underlying asset or liability. In the case of a nonspecific hedge, the amount may differ from the balance of the underlying instrument if the Company wishes to hedge risk for only a portion of the underlying instrument.

GOODWILL

In connection with the acquisition of LRB as described in Note 19, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. This goodwill, along with goodwill recognized in earlier acquisitions, was amortized on the straight-line method over 15 years. The unamortized carrying amount of the goodwill recorded for each acquisition was reviewed by Management in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on expected undiscounted cash flows from the net assets of the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. No such reduction in goodwill occurred as of December 31, 2001 and 2000.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). The Company adopted this statement January 1, 2002 and will change its accounting for goodwill as described below in the subsection titled "Accounting for Business Combinations."

COMPREHENSIVE INCOME

Comprehensive income includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. GAAP requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Net income is one component of comprehensive income. Based on the Company's current activities, the only other components of comprehensive income consist of changes in the unrealized gains or losses on securities that are classified as available-for-sale.

The amounts of comprehensive income for the three years ended December 31, 2001, 2000, and 1999 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001, 2000, and 1999.

SEGMENT REPORTING

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. For the purposes of this disclosure, Management has determined that the Company has seven reportable segments: Wholesale Lending, Retail Lending, Branch Activities, Tax Refund Programs, Fiduciary, Northern Region, and All Other. The basis for this determination and the required disclosure is included in Note 20.

ACCOUNTING FOR BUSINESS COMBINATIONS

The merger of SBB with the Company (Note 19) was accounted for by the pooling of interests method of accounting for a business combination. Under this method, the assets and liabilities of the two parties were combined for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill was recognized.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141"). The Company adopted SFAS 141 immediately. Effective for transactions initiated after June 30, 2001, the statement requires all subsequent business combinations to be accounted for by the purchase method of accounting.

With the adoption of SFAS 142, goodwill recorded in connection with the acquisition of a business is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will be required to determine the reporting units at which goodwill impairment will be assessed. (See Note 20). While the company has not yet conducted its annual assessment for impairment, we do not believe that any material impairment of goodwill has occurred. Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives. As of January 1, 2002, the Company ceased amortizing the goodwill that had resulted from purchase transactions entered into prior to the adoption of SFAS 142.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 140"). This Statement replaces Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 carries over most of SFAS 125's provisions without reconsideration. For the transfers and servicing of financial assets and extinguishments of liabilities, SFAS 140 requires a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company will (1) recognize the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognize financial assets when control has been surrendered, and (3) derecognize liabilities when extinguished.

The Company adopted SFAS 125 in 1997. SFAS 140 is effective for: transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does have certain securitization transactions that occurred during the first quarter of 2001 that will fall under the requirements of SFAS 140. As such, the Company is required to prospectively disclose information related to such securitizations in regards to accounting policies, volume, cash flows, key assumptions made in determining fair values of retained interests, and sensitivity of those fair values for changes in key assumptions. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement specifies how the Company is to account for and report costs and obligations resulting from the retirement of tangible long-lived assets. The statement is intended to ensure consistency in accounting and reporting for these costs and obligations and to provide more information about the future cash outflows, leverage and liquidity of such assets. This statement will become effective for the Company on January 1, 2003 and is not expected to have a material effect on the Company's financial position or results of operation.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). This statement specifies how the Company is to account for and report the impairment or disposal of long-lived assets. It supercedes or amends previous pronouncements including Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, and Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operation.

2. SECURITIES

A summary of securities owned by the Company at December 31, 2001 and 2000, is as follows:


                                                                      DECEMBER 31, 2001
                                                 -------------------------------------------------------
(IN THOUSANDS)                                                    GROSS           GROSS       ESTIMATED
                                                 AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                                    COST          GAINS           LOSSES        VALUE
                                                 -------------------------------------------------------
Held-to-maturity:
   Collateralized mortgage obligations           $      5        $     -         $     -       $      5
   State and municipal securities                  71,962          7,422               -         79,384
                                                 -------------------------------------------------------
                                                   71,967          7,422               -         79,389
                                                 -------------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                      152,911          2,755            (191)       155,475
   U.S. agency obligations                        320,985          4,844          (1,919)       323,910
   Collateralized mortgage obligations            104,251          1,559            (130)       105,680
   Asset-backed securities                         11,662              4              (6)        11,660
   State and municipal securities                 100,990          3,228          (1,867)       102,351
                                                 -------------------------------------------------------
                                                  690,799         12,390          (4,113)       699,076
                                                 -------------------------------------------------------
                                                 $762,766        $19,812         $(4,113)      $778,465
                                                 =======================================================

                                                                      DECEMBER 31, 2000
                                                 -------------------------------------------------------
                                                                  GROSS           GROSS       ESTIMATED
                                                 AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                                    COST          GAINS           LOSSES        VALUE
                                                 -------------------------------------------------------
Held-to-maturity:
   U.S. Treasury obligations                     $ 12,492        $    33         $     -       $ 12,525
   U.S. agency obligations                         28,958              1            (304)        28,655
   Mortgage-backed securities                       8,645             11            (134)         8,522
   State and municipal securities                  89,199          9,589             (48)        98,740
                                                 -------------------------------------------------------
                                                  139,294          9,634            (486)       148,442
                                                 -------------------------------------------------------
Available-for-sale:
   U.S. Treasury obligations                      157,255          1,569             (23)       158,801
   U.S. agency obligations                        246,749          2,109            (338)       248,520
   Collateralized mortgage obligations            159,231            683            (851)       159,063
   Asset-backed securities                         13,913              3             (25)        13,891
   State and municipal securities                  72,459          5,091            (230)        77,320
                                                 -------------------------------------------------------
                                                  649,607          9,455          (1,467)       657,595
                                                 -------------------------------------------------------
                                                 $788,901        $19,089         $(1,953)      $806,037
                                                 =======================================================

The amortized cost and estimated fair value of debt securities at December 31, 2001 and 2000, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     DECEMBER 31, 2001                      DECEMBER 31, 2000
(IN THOUSANDS)                             HELD-TO-    AVAILABLE-                 HELD-TO-   AVAILABLE-
                                           MATURITY     FOR-SALE      TOTAL       MATURITY    FOR-SALE     TOTAL
                                           ---------------------------------     ---------------------------------
Amortized cost:
   In one year or less                     $  9,594     $167,363    $176,957     $ 31,869     $155,031    $186,900
   After one year through five years         14,717      423,763     438,480       47,624      409,528     457,152
   After five years through ten years        12,235       14,839      27,074       18,232       21,214      39,446
   After ten years                           35,421       84,834     120,255       41,569       63,834     105,403
                                           ---------------------------------     ---------------------------------
Total Securities                           $ 71,967     $690,799    $762,766     $139,294     $649,607    $788,901
                                           =================================     =================================

Estimated market value:
   In one year or less                     $  9,686     $170,849    $180,535     $ 31,981     $155,126    $187,107
   After one year through five years         16,236      427,499     443,735       49,534      412,430     461,964
   After five years through ten years        13,701       14,988      28,689       19,339       21,332      40,671
   After ten years                           39,766       85,740     125,506       47,588       68,707     116,295
                                           ---------------------------------     ---------------------------------
Total Securities                           $ 79,389     $699,076    $778,465     $148,442     $657,595    $806,037
                                           =================================     =================================

The proceeds received from sales orcalls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2001, 2000, and 1999 are shown in the next table.


(IN THOUSANDS)                    2001                              2000                            1999
                      -----------------------------     -----------------------------    ---------------------------
                                   GROSS     GROSS                   GROSS     GROSS                 GROSS    GROSS
                      PROCEEDS     GAINS     LOSSES     PROCEEDS     GAINS     LOSSES    PROCEEDS    GAINS    LOSSES
                      -----------------------------     -----------------------------    ---------------------------
Held-to-maturity:
   Sales              $   379      $  9      $  (4)     $ 29,995     $   -     $ (33)    $     -     $  -     $   -
   Calls              $ 1,680      $  2      $   -      $  7,518     $   7     $  (2)    $ 6,662     $  -     $   -
Available-for-sale:
   Sales              $28,383      $412      $(142)     $112,146     $   -     $(120)    $19,674     $  -     $(268)
   Calls              $45,325      $ 32      $   -      $ 11,640     $   1     $   -     $63,340     $  -     $   -

SBB&T and FNB are members of the Federal Reserve Bank. As a condition of membership, they are required to purchase Federal Reserve Bank ("FRB") stock. The amount of stock required to be held is based on their capital accounts. Subsequently, as the banks' capital has increased, they have been required to purchase additional shares. SBB&T and FNB are members of the FHLB, and purchased stock as required of members. While technically these are considered equity securities, there is no market for the FRB and FHLB stock and the shares are considered as restricted investment securities and reported among other assets, on the Consolidated Balance Sheets. Such investments are carried at cost and periodically evaluated for impairment.

Securities with a book value of approximately $726.5 million at December 31, 2001, and $647.0 million at December 31, 2000, were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

3. LOANS

The loan portfolio consists of the following:

(IN THOUSANDS)                                            DECEMBER 31
                                                     2001             2000
                                                 ----------------------------
Real estate:
  Residential                                    $  728,026       $  586,904
  Nonresidential                                    593,675          564,556
  Construction and development                      185,264          172,331
Commercial, industrial, and agricultural            874,294          775,365
Home equity lines                                    85,025           71,289
Consumer                                            187,949          205,992
Leases                                              126,744          129,159
Municipal tax-exempt obligations                      8,043            4,102
Other                                                10,072            7,406
                                                 ----------------------------
                                                 $2,799,092       $2,517,104
                                                 ============================

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $4.9 million for 2001 and $5.8 million for 2000.

IMPAIRED LOANS

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(IN THOUSANDS)                                             DECEMBER 31
                                                     ----------------------
                                                       2001         2000

Loans identified as impaired                          $8,787       $9,256
Impaired loans for which a valuation
  allowance has been determined                       $8,787       $9,256
Impaired loans for which no valuation
  allowance has been determined                       $    -       $    -
Amount of valuation allowance                         $2,348       $3,260

                                                     YEAR ENDED DECEMBER 31
                                                       2001         2000
                                                     ----------------------
Average amount of recorded investment
  in impaired loans for the year                     $10,175       $7,932
Interest recognized during the year for
  loans identified as impaired at year-end           $    72       $  571
Interest received in cash during the year
  for loans identified as impaired at year-end       $    72       $  571

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value ofthe loan is less than the recorded investment. As shown above, a valuation allowance has been determined for all loans identified as impaired at December 31, 2001. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2001 and 2000 and in Note 4.

REFUND ANTICIPATION LOANS

The Company offers tax refund anticipation loans ("RALs") to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, processing costs and provision for loan loss represent the major costs of the loans. This contrasts to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service that varies by the amount of funds advanced based on the increased credit rather than the length of time that the loan is outstanding. Nonetheless, because a loan document is signed by the customer, the Company reports the fees as interest income. These fees totaled $26.4 million in 2001, $19.0 million for 2000, and $8.1 million for 1999. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 2001 or 2000.

PLEDGED LOANS

At December 31, 2001 loans secured by first trust deeds on residential and commercial property with principal balances totaling $80.3 million were pledged as collateral to the Federal Reserve Bank of San Francisco. At December 31, 2001, loans secured by first deeds on residential and commercial property with principal balances of $631.6 million were pledged to the Federal Home Loan Bank of San Francisco.

4. ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(IN THOUSANDS)                                       YEAR ENDED DECEMBER 31
                                                 2001         2000        1999
                                              ----------------------------------
Balance, beginning of year                    $ 35,125     $ 30,454     $30,499
Addition of allowance from Los Robles Bank           -        1,139           -
Tax refund anticipation loans:
   Provision for credit losses                   4,420        2,726       2,816
   Recoveries on loans previously
   charged-off                                   4,769        3,059       2,857
   Loans charged-off                            (9,189)      (6,226)     (5,518)
All other loans:
   Provision for credit losses                  22,251       11,714       4,227
   Recoveries on loans previously
   charged-off                                   5,616        2,506       2,518
   Loans charged-off                           (14,120)     (10,247)     (6,945)
                                              ----------------------------------
Balance, end of year                          $ 48,872     $ 35,125     $30,454
                                              ==================================

The ratio of losses to total loans for the RALs is higher than for other loans. For RALs, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

5. CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves with the Federal Reserve Bank ("FRB") on transaction deposits. Amounts vary each day as the FRB permits banks to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by the Company's subsidiary banks at the FRB totaled approximately $4.0 million in 2001 and $2.6 million in 2000. In addition, the banks must maintain sufficient balances at the FRB to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks.

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(IN THOUSANDS)                                           DECEMBER 31
                                                      2001         2000
                                                   ----------------------
Land                                               $  5,175     $  5,175
Buildings and improvements                           22,043       21,927
Leasehold improvements                               25,931       25,754
Furniture and equipment                              56,673       51,968
Software                                              9,715            -
                                                   ----------------------
   Total cost                                       119,537      104,824
Accumulated depreciation
   and amortization                                 (56,434)     (51,811)
                                                   ----------------------
Net book value                                     $ 63,103     $ 53,013
                                                   ======================

Depreciation and amortization on fixed assets included in operating expenses totaled $8.3 million in 2001, $6.3 million in 2000, and $5.9 million in 1999.

7. DEPOSITS

Deposits and the related interest expense consist of the following:


                                                                          INTEREST EXPENSE FOR THE
(IN THOUSANDS)                         BALANCE AS OF DECEMBER 31            YEAR ENDED DECEMBER 31
                                            2001         2000           2001         2000        1999
                                       -------------------------      --------------------------------
Noninterest bearing deposits           $  718,441    $  709,348       $     -      $     -     $     -
Interest bearing deposits:
   NOW accounts                           386,870       372,136         1,438        2,680       2,250
   Money market deposit accounts          730,494       743,268        20,451       27,216      17,914
   Other savings deposits                 213,018       210,157         2,730        4,060       4,300
   Time certificates of $100,000
      or more                             827,422       571,593        31,958       38,914      18,735
   Other time deposits                    489,330       496,317        26,484       25,423      22,695
                                       -------------------------      --------------------------------
                                       $3,365,575    $3,102,819       $83,061      $98,293     $65,894
                                       =========================      ================================

8. INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:

(IN THOUSANDS)                                  YEAR ENDED DECEMBER 31
                                           2001          2000           1999
                                         -------------------------------------
Federal:
  Current                                $29,880        $24,210        $19,251
  Deferred                                (5,500)        (1,177)        (1,911)
                                         -------------------------------------
                                          24,380         23,033         17,340
                                         -------------------------------------

State:
  Current                                 11,071          9,033          8,500
  Deferred                                (1,775)          (141)          (270)
                                         -------------------------------------
                                           9,296          8,892          8,230
                                         -------------------------------------
Total tax provision                      $33,676        $31,925        $25,570
                                         =====================================

Reduction in taxes payable
  associated with exercises of
  stock options                          $(1,602)       $(1,661)       $(3,915)

The total current provision for income taxes includes a debit of $130,000 for securities gains realized in 2001 and credits of $60,000 for securities losses realized in 2000 and $113,000 for losses realized in 1999.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

                                                       YEAR ENDED DECEMBER 31
                                                        2001    2000    1999
                                                     ---------------------------
Tax provision at Federal statutory rate                 35.0%   35.0%   35.0%
Interest on securities exempt from Federal taxation     (3.8)   (4.3)   (5.2)
State income taxes, net of Federal income tax benefit    6.6     6.9     8.9
ESOP dividends deductibleas an expense for tax purposes (0.5)   (0.5)   (0.7)
Goodwill amortization                                    1.0     0.9     0.9
Merger related costs                                       -     0.8       -
Other, net                                              (0.8)   (0.5)   (3.4)
                                                     ---------------------------
Actual tax provision                                    37.5%   38.3%   35.5%
                                                     ===========================

As disclosed in the following table, deferred tax assets as of December 31, 2001, and 2000, totaled $25.9 million and $16.7 million, respectively. These amounts are included within other assets on the balance sheet. The combined Federal and State deferred tax provision or tax benefit disclosed in the first table of this note is equal to the sum of the changes in the tax effects of the temporary differences. The changes in the tax effects for the principal temporary differences from December 31, 1999 to December 31, 2000 and from December 31, 2000 to December 31, 2001 are disclosed in the following table.


                                                TAX                   TAX
(IN THOUSANDS)                                 EFFECT                EFFECT      ACQUIRED
                                     2001       2001       2000       2000      COMPONENTS      1999
                                    -------------------------------------------------------------------
Deferred tax assets:
  Allowance for credit losses       $20,356    $6,148     $14,208     $1,515       $ 256       $12,437
  State taxes                         3,585       528       3,057        646         139         2,272
  Loan fees                             663       (97)        760        261         (10)          509
  Depreciation                          398      (589)        987        (56)         (6)        1,049
  Postretirement benefits               500      (206)        706        (39)          -           745
  Other real estate owned                25         -          25          -           -            25
  Nonaccrual interest                 1,143       854         289        (65)          -           354
  Accretion on securities              (202)     (202)          -        (77)          -            77
  Accrued salary continuation plan    1,628       (29)      1,657       (163)          -         1,820
  Change in control payments            942       (79)      1,021        (78)          -         1,099
  Deferred Compensation               3,008     3,008           -       (155)          -           155
  Gain on demutualization of
    of insurance company               (160)     (160)          -        156           -          (156)
  Accrual for BOLI                      508         -         508        508           -             -
  Other                                   -      (472)        473       (318)        461           330
                                    -------------------------------------------------------------------
                                     32,394     8,704      23,691      2,135         840        20,716
                                    -------------------------------------------------------------------

Deferred tax liabilities:
  Loan costs                          2,283       529       1,754        248           -         1,506
  Federal effect of state tax asset   1,903       621       1,282        120          58         1,104
  Other                                 878       279         599        449           -           150
                                    -------------------------------------------------------------------
    Total deferred tax liabilities    5,064     1,429       3,635        817          58         2,760
                                    -------------------------------------------------------------------

Net deferred tax asset
    before unrealized gains and
    losses on securities             27,330     7,275      20,056      1,318         782        17,956
  Unrealized (gains) and losses
    on securities                    (1,452)        -      (3,362)         -         223         4,897
                                    -------------------------------------------------------------------
Net deferred tax asset              $25,878    $7,275     $16,694     $1,318      $1,005       $22,853
                                    ===================================================================

As mentioned in Note 1, the net unrealized gain or loss on securities that are available-for-sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss because the Company would have received a deduction for the loss had the securities been sold as of the end of the year. The tax effect would be a deferred tax liability if there is a net unrealized gain, because the Company would owe additional taxes had the securities been sold as of the end of the year. However, changes in the unrealized gains or losses are not recognized either in net income or in taxable income, and therefore they do not represent temporary differences between reported financial statement income and taxable income reported on the Company's tax return. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, and there is no entry in the columns labeled "Tax Effect" in the table above for the change.

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

9. SHAREHOLDER'S EQUITY

The Company's stock option plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The Company has five stock option plans.

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

The remaining plans were established by the former Pacific Capital Bancorp prior to its merger with the Company and by SBB and are active now only for the exercise of options held by employees and directors.

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

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,576,000, $2,756,000, and $6,747,000 were surrendered in the years ended December 31, 2001, 2000, and 1999, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2001, 2000, and 1999 (adjusted for stock splits and stock dividends).

                                                            PER SHARE
                                             OPTIONS       PRICE RANGES
2001
Granted                                       94,817     $26.20 to $30.03
Exercised                                    372,999     $ 5.17 to $29.98
Cancelled and expired                          6,920     $12.63 to $34.71
Outstanding at end of year                 1,021,854     $ 5.17 to $34.71
Range of expiration dates           5/1/02 to 2/1/12
Exercisable at end of year                   771,622     $ 5.17 to $34.71
Shares available for future grant          1,736,964

2000
Granted                                      135,888     $25.16 to $29.44
Exercised                                    279,270     $ 5.17 to $26.00
Cancelled and expired                        168,254     $ 6.05 to $34.71
Outstanding at end of year                 1,306,956     $ 5.17 to $34.71
Exercisable at end of year                   954,414     $ 5.17 to $34.71

1999
Granted                                      578,906     $22.81 to $34.71
Exercised                                    734,414     $ 3.98 to $28.71
Cancelled and expired                          4,733     $ 8.48 to $28.71
Outstanding at end of year                 1,618,591     $ 5.17 to $34.71
Exercisable at end of year                   797,593     $ 5.17 to $28.71

In July 2001, the Board of Directors authorized the use of up to $20 million for the repurchase of shares of the Company's stock from time to time as Management deems the price to be favorable. During the 2001, approximately $15.0 million had been spent in repurchasing 518,000 shares.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. The Company also purchased Federal funds from correspondent banks. The following information is presented concerning these transactions:


(dollars in thousands)                REPURCHASE AGREEMENTS                     FEDERAL FUNDS PURCHASED
                                      YEAR ENDED DECEMBER 31                     YEAR ENDED DECEMBER 31
                                2001           2000           1999         2001             2000          1999
                              --------------------------------------    ----------------------------------------
Weighted average interest
  rate at year-end               1.29%          5.71%          5.27%        1.63%            6.59%         5.50%
Weighted average interest
  rate for the year              3.64%          5.61%          4.66%        4.31%            5.40%         4.94%
Average outstanding
  for the year                $60,250        $61,772        $29,214     $ 25,381          $14,425       $ 8,183
Maximum outstanding
  at any month-end
  during the year             $79,919        $78,736        $61,085     $141,800          $47,200       $35,100
Amount outstanding
  at end of year              $35,873        $79,458        $45,407     $  9,200          $26,200       $35,100
Interest expense              $ 2,194        $ 3,468        $ 1,364     $  1,095          $   779       $   402


11. LONG-TERM DEBT AND OTHER BORROWINGS

As part of the Company's asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2001, total outstanding balances to the FHLB were $99 million. There were $16.4 million in scheduled maturities of the advances of 1 year or less, $44.6 million in 1 to 3 years, and $38.0 million in more than 3 years.

The Company borrowed $20 million from another financial institution to partially finance the purchase of the stock of Los Robles Bancorp. The terms of the loan required quarterly payments of interest and principal with a maturity of June 30, 2001. The note was extended to permit repayment of the remaining $12.5 million from the proceeds of $40 million in senior notes issued by the Company in July 2001. These notes bear an interest rate of 7.54%, payable semi-annually and mature in July 2006. SBB&T also issued $36 million in subordinated debt in July 2001. These notes bear an interest rate of 9.22%, payable semi-annually and mature in July 2011. As subordinated notes, they are included as Tier II capital for the risk-based capital ratio computations of the Company and SBB&T as discussed in Note 17.

Also included in other borrowings at December 31, 2001, are $13.3 million of Treasury Tax and Loan demand notes issued to the U.S. Treasury and miscellaneous other borrowings.

During the course of 2001, 2000, and 1999, the Company borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

12. NONINTEREST REVENUE AND OPERATING EXPENSE

Significant items included in amounts reported in the Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 for other service charges, commissions, and fees are listed in the table below. The refund transfer fees are earned for the electronic transmission of tax refunds to customers to facilitate earlier receipt of their refund.

                                                      DECEMBER 31
(IN THOUSANDS)                               2001        2000       1999
                                           ------------------------------
Noninterest revenue
   Merchant credit card processing         $ 8,174      $8,055     $5,925
   Refund transfer fees                    $14,298      $7,291     $6,591

Included in other noninterest revenues is a gain of $2.9 million from the sale of the Company's merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. While the sale occurred in 2001, the buyer is not anticipated to take over all of the processing until the first quarter of 2002.

The table below discloses the largest items included in operating expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects.

                                                    DECEMBER 31
(IN THOUSANDS)                             2001        2000        1999
                                          ------------------------------
Operating expense
  Marketing                               $3,693      $3,166     $ 3,046
  Consultants                              5,727       7,469      10,574
  Merchant credit card clearing fees       6,453       6,412       4,396
  Software expense                         3,756       2,551       2,549
  Amortization of goodwill                 2,564       2,055       1,401
  Telephone and wires                      4,383       3,304       2,764

The FDIC has established a reserve fund for the purpose of covering the losses of deposit customers of failed financial institutions. The FDIC may assess premiums of commercial banks based on the amount of their deposits whenever the fund is less than a specified percentage of deposits in the banking system. The FDIC has not assessed these premiums for several years, but it has indicated that it may do so in 2002 or 2003. It has suggested an annual premium rate of up to five basis points. That would result in an annual premium charge of approximately $1.5 million to the Company.

13. EMPLOYEE BENEFIT PLANS

The Company's Employee Stock Ownership Plan ("ESOP") was initiated in January 1985. In 1999, PCB's ESOP was merged with that of the Company.

As of December 31, 2001, the ESOP held 1,386,369 shares at an average cost of $9.04 per share.

The Company's profit-sharing plan, initiated in 1966, has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 2001, 2000, and 1999, the employer's matching contributions were $2.0 million, $1.7 million and $1.3 million, respectively. The other component is the Incentive & Investment Plan. It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

The Company's practice has been to make total contributions to the employee benefit plans equal to the smaller of (1) 10% of pre-tax profits prior to this employer contribution, or (2) the amount deductible in the Company's current year tax return. Through the end of 2001, deductions for contributions to qualified plans are limited to 15% of eligible compensation. In each of the last three years, the deductible amount was the limiting factor for the contribution. After providing for the Company's contribution to the Retiree Health Plan discussed in Note 15 and the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan.

Total contributions by the Company to the above profit-sharing plans were $3,672,000 in 2001, $2,788,000 in 2000, and $2,879,000 in 1999. Aside from the employer's matching contribution to the Salary Savings Plan or 401(k) component of the profit-sharing plan, the contributions went to the Incentive & Investment Plan in 2001 and to the ESOP in 2000 and 1999.

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company.

There are several factors which users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of certain financial instruments. Second, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships which provide stable sources of investable funds.

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

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance-sheet derivative financial instruments, for other than trading purposes, are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000, are as follows:


                                   AS OF DECEMBER 31, 2001            AS OF DECEMBER 31, 2000
                                  CARRYING           FAIR           CARRYING            FAIR
                                   AMOUNT            VALUE           AMOUNT             VALUE
                                 ----------------------------       ----------------------------
Cash and due from banks          $  136,457       $  136,457        $  176,274       $  176,274
Federal funds sold                   94,500           94,500            19,500           19,500
Securities available-for-sale       699,076          699,076           657,595          657,595
Securities held-to-maturity          71,967           79,389           139,294          148,442
Net loans                         2,750,220        2,808,640         2,481,979        2,440,099
  Total financial assets         $3,752,220       $3,818,062        $3,474,642       $3,441,910

Deposits                         $3,365,575       $3,376,817        $3,102,819       $3,105,378
Long-term debt, FHLB             $  175,000       $  185,655           103,000          106,802
Advances
Repurchase agreements,
  Federal funds purchased, and
  Treasury Tax & Loan                58,404           58,407           132,316          132,286
  Total financial liabilities    $3,598,979       $3,620,879        $3,338,135       $3,344,466

Unrecognized financial
  instruments:
Interest rate swap contracts     $        -       $   (1,924)       $        -       $   (1,336)
Standby letters of credit        $        -       $   40,677        $        -       $   38,781


15. OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company's Retiree Health Plan ("the Plan"). The coverage is provided through basic coverage plan provided for current employees. The cost of this coverage is that portion of the total premium paid for the whole which relates to retirees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will contribute a portion of the cost for the retiree, varying from 60% to 100% at the time the employee retires, with the stipulation that the cost of the portion paid by the Company shall not increase by more than 5% per year for retirees. Though the premiums for retiree health coverage is not paid until after the employee retires, the Company is required to recognize the net present value of the estimated future cost of providing health insurance benefits to retirees under the Retiree Health Plan as those benefits are earned rather than when paid. The net present value is that amount which if compounded at an assumed interest rate would equal the amount expected to be paid in the future.

THE ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, termed the accumulated postretirement benefit obligation ("APBO"), is the actuarial net present value of the obligation for: (1) already retired employees' expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees.

This obligation must be re-measured each year because it changes with each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2001, 2000, and 1999.

(IN THOUSANDS)                                     YEAR ENDED DECEMBER 31
                                              2001           2000         1999
                                            ------------------------------------
Benefit obligation, beginning of year       $(5,326)        $(4,584)    $(4,170)
  Service cost                                 (351)           (257)       (315)
  Interest cost                                (398)           (346)       (270)
  Actuarial (losses) gains                   (3,849)           (209)        111
Benefits paid                                    72              70          60
                                            ------------------------------------
Benefit obligation, end of year              (9,852)         (5,326)     (4,584)
                                            ------------------------------------

Fair value of Plan assets, beginning of year  6,253           6,731       4,486
  Actual return on Plan assets               (1,241)          (408)       2,305
  Employer contribution                           -              -            -
  Benefits paid                                 (72)           (70)         (60)
                                            ------------------------------------
Fair value of Plan assets, end of year        4,940          6,253        6,731
                                            ------------------------------------

Funded Status (4,912) 928 2,147
Unrecognized net actuarial loss (gain)        3,972         (1,624)      (2,867)
Unrecognized prior service cost                   -              -            1
                                            ------------------------------------
Accrued benefit cost                        $  (940)       $  (696)     $  (719)
                                            ====================================

Costs of $940,000 for December 31, 2001, and $696,000 for December 31, 2000, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

THE COMPONENTS OF THE NET PERIODIC POSTRETIREMENT BENEFIT

COST Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, is made up of several components:

          o  Service cost       Each year employees earn a portion of their
                                eventual benefit. This component is the net present value of that portion.

          o  Interest cost      Each year the benefit obligation for each
                                employee is one year closer to being paid and therefore increases in amount closer to the eventual benefit payment amount. This component represents that increase resulting from the passage of another year.

          o  Return on assets   Income is earned on any investments that have
                                been set aside to fund the eventual benefit payments. This component is an offset to the first two components.

          o  Amortization cost  Significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Differences will result in what are termed experience gains and losses. These may be increases or decreases in the

                                 APBO or in the value of plan assets. This component recognizes a portion of the experience gains and losses.

          o  Prior service cost  At the adoption of the Plan, the Company fully recognized the net present value of the
                                 benefits credited to employees for service provided prior to the adoption of the plan. Had the Company not recognized this amount, a portion of it would be included as a fifth component.

The following table shows the amounts for each of the components of the NPPBC. The total amount is included with the cost of other employee benefits in the Consolidated Statements of Income.

(in thousands)                                   YEAR ENDED DECEMBER 31
                                           2001           2000          1999
                                          ------------------------------------
Service cost                              $  351         $  257        $  315
Interest cost                                398            346           270
Return on assets                            (431)          (466)         (296)
Amortization cost                            (74)          (160)          (24)
                                          ------------------------------------
Net periodic postretirement cost          $  244         $  (23)       $  265
                                          ====================================

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

                                                       DECEMBER 31
                                           2001           2000          1999
                                          ------------------------------------
Discount rate                              7.10%          7.61%         7.71%
Expected return on plan assets             7.00%          7.00%         7.00%
Health care inflation rate for retired
 participants                              5.00%          5.00%         5.00%
Health care inflation rate for current    Graded
 employees                                 Rates          5.00%         5.00%


The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

While the discount rate has fluctuated with market rates, the Company has continued to use 7% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 7% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have what is an experience gain, and an experience loss if the rate of return is less.

As noted above, the Company's contribution for insurance premiums for retirees is limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees are required to contribute a larger portion of the total premium cost. Therefore, 5% has been set as the assumed cost trend rate for health care. Because of this limitation, an increase of more than 5% in the actual cost of health care will have no impact on the APBO. If costs rise at a lesser rate, the Company will have an experience gain.

Because of a significant increase in health insurance premiums during 2001, the Company has changed its assumption for the health care inflation rate for current employees. The rate assumed for 2002 is 12%. The rates assumed for subsequent years gradually decrease each year to 5% in 2009 and thereafter. If costs rise at a lesser rate, the Company will have an experience gain.

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 2001, and December 31, 2000, the Company had unamortized or unrecognized loss of $3,972,000 and gain of $1,624,000, respectively. These amounts are reported in the first table of this note.

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

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums. In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded.

If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. As of December 31, 2001, the VEBA was underfunded by $3,453,000. The APBO related to the key employees of $1,459,000 is totally unfunded.

16. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note 9.


                                                              Basic          Diluted
                                                             Earnings        Earnings
(amounts in thousands other than per share amounts)          Per Share       Per Share
                                                             ---------       ---------
For the Year Ended December 31, 2001
  Numerator - Net Income                                      $56,111         $56,111

  Denominator - weighted average shares outstanding            26,508          26,508
  Plus: net shares issued in assumed stock option exercises                       131
  Diluted denominator                                                          26,639

  Earnings per share                                          $  2.12         $  2.11

For the Year Ended December 31, 2000
  Numerator - Net Income                                      $51,456         $51,456

  Denominator - weighted average shares outstanding            26,380          26,380
  Plus: net shares issued in assumed stock option exercises                       229
  Diluted denominator                                                          26,609

  Earnings per share                                          $  1.95         $  1.93

For the Year Ended December 31, 1999
  Numerator - Net Income                                      $46,533         $46,533

  Denominator - weighted average shares outstanding            26,103          26,103
  Plus: net shares issued in assumed stock option exercises                       449
  Diluted denominator                                                          26,552

  Earnings per share                                          $  1.78         $  1.75


Under the method of accounting for stock options implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the fair market value of the stock at the time of the grant.

Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been as follows:

                                                YEAR ENDED DECEMBER 31
(in thousands except per share amounts)      2001        2000        1999
                                           --------------------------------
Salary expense:
  As reported                              $56,919     $54,931     $46,416
  Pro forma                                $58,104     $56,208     $47,789
Net Income:
  As reported                              $56,111     $51,456     $46,533
  Pro forma                                $55,424     $50,716     $45,737
Earnings Per Share:
  As reported                              $  2.11     $  1.93     $  1.75
  Pro forma                                $  2.08     $  1.91     $  1.72

  Diluted average shares                    26,639      26,609      26,552

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2001 and 2000. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of adequately capitalized and the minimum amounts and ratios required to meet the regulatory standards of "well capitalized."

For the Company, Tier I capital consists of common stock, surplus, and retained earnings. Tier II capital includes a portion of the allowance for credit losses and the subordinated debt mentioned in Note 11. Risk-weighted assets are computed by applying a weighting factor from 0% to 100% to the carrying amount of the assets as reported in the balance sheet and to a portion of off-balance sheet items such as loan commitments and letters of credit. The definitions and weighting factors are all contained in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


(dollars in thousands)                  Pacific Capital           Minimums for
                                            Bancorp             Capital Adequacy         Minimums to be
                                             Actual                 Purposes            Well-Capitalized
                                      -------------------     --------------------    --------------------
                                        Amount     Ratio        Amount      Ratio       Amount      Ratio
                                      -------------------     --------------------    --------------------
As of December 31, 2001
  Total Tier I & Tier II Capital
    (to Risk Weighted Assets)         $  363,887    12.2%     $ 238,038       8.0%    $ 297,547      10.0%
  Tier I Capital
    (to Risk Weighted Assets)         $  290,922     9.8%     $ 119,019       4.0%    $ 178,528       6.0%
  Tier I Capital
    (to Average Tangible Assets)      $  290,922     7.7%     $ 151,193       4.0%    $ 188,991       5.0%

  Risk Weighted Assets                $2,975,471
  Average Tangible Assets             $3,779,827

As of December 31, 2000
  Total Tier I & Tier II Capital
    (to Risk Weighted Assets)         $  292,592    10.5%     $ 223,871       8.0%    $ 279,838      10.0%
  Tier I Capital
    (to Risk Weighted Assets)         $  257,610     9.2%     $ 111,935       4.0%    $ 167,903       6.0%
  Tier I Capital
    (to Average Tangible Assets)      $  257,610     7.2%     $ 143,956       4.0%    $ 179,945       5.0%

  Risk Weighted Assets                $2,798,382
  Average Tangible Assets             $3,598,896


As of December 31, 2001, the most recent notification from the banks' examiners categorized each of the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 riskbased and Tier 1 leverage ratios as set forth in the above table. The following table shows the three capital ratios for each of the bank subsidiaries at December 31, 2001 and at December 31, 2000. There are no conditions or events since the notification that management believes have changed the banks' category.


                           Total Tier I and
                           Tier II Capital to      Tier I Capital to      Tier I Capital
                             Risk Weighted           Risk Weighted          to Average
As of December 31                Assets                  Assets           Tangible Assets
                           ------------------      -----------------      ---------------
SBB&T
  2001                            13.09%                  9.98%                7.72%
  2000                            10.28%                  9.06%                7.00%
FNB
  2001                            10.56%                  9.30%                7.97%
  2000                             9.30%                 10.55%                7.35%


Bancorp is the parent company and sole owner of the banks. However, there are legal limitations on the amount of dividends which may be paid by the banks to Bancorp. The amounts which may be paid as dividends by banks are determined based on the banks' capital accounts and earnings in prior years. As of December 31, 2001, the subsidiary banks would have been permitted to pay up to $71.4 million to Bancorp.

18. COMMITMENTS AND CONTINGENCIES

Leases The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2001, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.

(IN THOUSANDS)             YEAR ENDED DECEMBER 31              THERE-
                  2002     2003     2004     2005      2006    after      Total
                 -------------------------------------------  --------   -------
Non-cancelable
  lease expense  $6,946   $5,981   $5,640   $4,810    $4,343  $10,532    $38,252

Total rental expense, net of sublease income for premises included in operating expenses are $6.0 million in 2001, $5.9 million in 2000, and $5.1 million in 1999. One of the branch offices obtained through acquisition in 2000 is not currently being used. The property is leased and the Company is evaluating its potential for reuse as a branch or for sublease. If it is determined that it cannot be used for the Company's banking activities and cannot be subleased, a loss may have to be recognized by the Company for the remaining required lease payments and the unamortized cost of the leasehold improvements.

RELATED PARTIES

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $15.4 million at December 31, 2001 and $13.9 million at December 31, 2000. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director.

Among the office space leased by the Company are two buildings leased from related parties. The first building is leased from a partnership in which a company director has an interest. In February 1999, this building was destroyed in a fire. In 2000, the Company renegotiated a lease for this property, which included sharing the costs of rebuilding and provided for adjustments to future rents to recover the funds expended by the Company in construction. The terms of this lease were negotiated with the assistance of an independent, outside commercial real estate consultant. As a result of arms length negotiations with the partnership, the consultant believed that the terms of the transaction were fair and reasonable to the Company. The terms of the lease were approved by the Company's Board of Directors.

The second building is leased from a partnership in which a director of one of the Company's subsidiary banks has an interest. The original terms of the lease were negotiated with the assistance of two independent, outside appraisers, and the lease was approved by the board of directors of the former Pacific Capital Bancorp. That company exercised its option to renew the lease in 1989. In 1994, the Company renegotiated the lease to receive other rights such as additional lease option periods and a right of first refusal to purchase the building if it is offered for sale. A nominal monthly rent increase was agreed to in order to obtain these benefits, but the actual outlay was reduced in order for the Company to be reimbursed for advancing the partnership's share of seismic improvements made to the leased property in 1994. The lease was again amended in 1999 which gave the Company five options to extend the term for 12 months each. Management believes the terms of the revised and amended lease are comparable with terms which would have been available from unaffiliated third parties at the time the negotiations occurred and the terms were approved by the subsidiary bank's board of directors.

LETTERS OF CREDIT

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

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any significant losses will arise from such draws.

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company's prime or base lending rate. These rates vary with prevailing market interest rates. Fixedrate loan commitments are not usually made for more than three months.

The maximum exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 2001 and 2000, the contractual notional amounts of these instruments are as follows:

(IN THOUSANDS)                                    DECEMBER 31
                                            2001               2000
                                        -------------------------------
Commitments to extend credit
  Commercial                              $553,390           $572,905
  Consumer                                $ 98,228           $ 87,582
Standby letters of credit                 $ 40,677           $ 38,781

Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the $302,000 allowance is included in other liabilities.

LENDING ACTIVITIES

With the exception of the RAL program mentioned in Note 3, the Company has concentrated its lending activity primarily with customers in the market areas served by the branches of its subsidiary banks. Mergers and acquisitions have introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One - significant concentration in the loan portfolio is represented by loans collateralized by real estate. The nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. While the economies along the Central Coast have slowed during 2001, the underlying value of real estate has remained stable. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss in the allocated component.

TRUST ACTIVITIES

The Company has a trust department that has fiduciary responsibility for the assets that it holds on behalf of its trust customers. These assets are not owned by the Company and accordingly are not reflected in the accompanying consolidated balance sheets.

LEGAL

The Company was one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed in February 2000 by an unaffiliated financial institution. Generally, the lawsuit relates to the Company's tax refund program. The plaintiff contends that the program infringes on certain patents which it holds. The Company retained outside patent litigation counsel to vigorously defend it in this case. In November 2001, the plaintiff and the Company tentatively agreed to a settlement of the case. A final settlement agreement has been prepared and the Company expects that it will be fully executed in early 2002. The Company believes that the settlement is a reasonable compromise between the parties. The settlement provides for the Company to pay a license fee to the plaintiff beginning in 2002 for transactions processed in 2002 and continuing until the expiration of the patents at approximately the end of 2007.

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

The acquisition was accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair value at the time of the acquisition. The excess of the purchase price over the net assets was recorded as goodwill. Goodwill amortized during the year ended December 31, 2001 relating to this transaction totaled approximately $1,163,000. The Company issued no stock in connection with this acquisition. The following table shows estimated fair value of the assets and liabilities of the bank, the purchase price paid, and the resulting goodwill.

(IN THOUSANDS)           FMV OF         FMV OF
                         ASSETS       LIABILITIES     PURCHASE      GOODWILL
                        ACQUIRED        ASSUMED        PRICE        RECORDED
                       ------------------------------------------------------
Los Robles Bank        $ 159,300        $146,400       $32,500       $19,600

At the time of the acquisition, LRB became a subsidiary of the Company. In 2001, LRB was merged into SBB&T. This subsequent merger does not change the accounting for the transaction for the Company. Under the provisions of purchase accounting, the results of operations of the acquired entity are included in the financial statements of the acquirer only from the date of the acquisition forward. The 2000 consolidated financial statements of the Company include the assets and liabilities acquired in the transaction and results of operations for LRB from July 1 through December 31, 2000.

The following table presents an unaudited pro forma combined summary of operations of the Company and LRB for the two years ended December 31, 2000, as if the acquisition had been effective January 1, 1999.

(UNAUDITED)                                 YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                2000          1999
                                            ----------------------
Interest income                             $296,392      $236,284
Interest expense                             111,434        75,530

  Net interest income                        184,958       160,754
Provision for credit losses                   14,777         7,423
Noninterest income                            51,338        44,897
Noninterest expense                          135,219       122,550
                                            --------      --------
Income before provision for income taxes      86,300        75,678
Provision for income taxes                    32,747        26,905
  Net income                                $ 53,553      $ 48,773

Basic earnings per share                    $   2.03      $   1.87
Weighted average shares assumed
  to be outstanding                           26,380        26,103

Diluted earnings per share                  $   2.01      $   1.84
Weighted average shares assumed
  to be outstanding                           26,609        26,552


The information in the table above combines the historical results of the Company and LRB. Adjustments have been made to exclude amortization of goodwill, to include of an estimated amount of interest that would have been earned on the cash paid to the shareholders of Los Robles Bancorp, and to exclude the interest paid on the note used to finance a portion of the purchase price. No attempt has been made to eliminate the duplicated administrative cost. There were no intercompany transactions that needed to be eliminated. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents. Because the consideration paid to the shareholders of Los Robles Bancorp consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 16.

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisitions actually been transacted on January 1, 1999.

The amortization of goodwill relating to purchase transactions that occurred prior to 1998 amounted to approximately $1.4 million in the year ended December 31, 2001. Together with the amortization of the goodwill from the purchase of LRB, this resulted in $2.6 million in goodwill amortization expense.

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

                                           YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                2000        1999
                                           ----------------------

Interest income plus noninterest income
Pacific Capital Bancorp                    $328,309      $253,261
San Benito Bank                              11,995        15,785
                                           --------      --------
  Total                                    $340,304      $269,046
                                           ========      ========

Net Income
Pacific Capital Bancorp                    $ 47,612      $ 44,274
San Benito Bank                               3,844         2,259
                                           --------      --------
  Total                                    $ 51,456      $ 46,533
                                           ========      ========

In December 2001, the Company signed an agreement with another financial institution to acquire certain assets and liabilities of two of its branches in Monterey and Watsonville. The deposits and loans acquired in this transaction will be combined with FNB's existing branches in those communities. The transaction is expected to close in the second quarter of 2002.

20. SEGMENT REPORTING

While the Company's products and services areall of the nature of commercial banking, the Company has seven reportable segments. There are six specific segments: Wholesale Lending, Retail Lending, Branch Activities, Fiduciary, Tax Refund Programs, and the Northern Region. The remaining activities of the Company are reported in a segment titled "All Other." A segment for Los Robles Bank was added for the Company's 2000 Annual Report, but with its merger into SBB&T in 2001, the 2000 segment information has been restated to be comparable with 2001 segment information.

FACTORS USED TO IDENTIFY REPORTABLE SEGMENTS

The Company first uses geography as a factor in distinguishing three operating segments. The discrete market areas served by SBB&T and FNB (including its affiliates SVNB and SBB) distinguish them as units for which performance must be viewed separately. The tax refund program serves customers throughout the United States, and the lack of a defined market area for this program distinguishes it from other banking activities.

SBB&T is further disaggregated into additional segments. The factors used for this disaggregation relate to products and services resulting in segments for Wholesale Lending, Retail Lending, Branch Activities (deposits), and Fiduciary (trust services). This level of disaggregation for SBB&T reflects its specific management structure in which loan and deposit products are handled by different organizational units. In contrast to this, FNB and its affiliates have organizational structures that generally place both loan and deposit products in the individual branches.

TYPES AND SERVICES FROM WHICH REVENUES ARE DERIVED

Wholesale Lending: Business units in this segment make loans to medium-sized businesses and their owners. Loans are made for the purchase of business assets, working capital lines, investment, and the development and construction of nonresidential or multi-family residential property. Letters of credit are also offered to customers both to facilitate commercial transactions and as performance bonds.

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

NORTHERN REGION: This segment derives its revenues from banking services provided by FNB and its affiliates SVNB and SBB. These include the same type of loan, deposit, and fiduciary products in the first four segments described above. This segment also derives revenues from securities in FNB's securities portfolios.

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

CHARGES AND CREDITS FOR FUNDS AND INCOME FROM THE INVESTMENT PORTFOLIOS

As noted above, there is a significant difference between the organizational structures FNB and the organizational structure of SBB&T. The same business units provide loans and deposits at FNB and separate business units handle them at SBB&T. This means that as a segment, the Northern Region is self-contained from a funding standpoint. That is, the one segment obtains its own funds from its depositors and lends its own funds to its borrowers. In contrast with this, SBB&T has one primary segment which provides the funds, Branch Activities, while the lending segments utilize the funds. To give a fair picture of profitability at the segment level for the SBB&T segments, it is therefore necessary to charge the lending segments for the cost of the funds they use while crediting the Branch Activities segment for the funds it provides.

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

From the standpoint of measuring the performance of the Northern Region segment, the loans and deposits of which are organizationally integrated, it is most appropriate to include the income from the FNB securities portfolios with the operating segments. Because the Northern Region segments are self-contained from a funding standpoint, within the segments as a whole, there are no credits or charges for funds.

In the SBB&T segments, the uses of funds and the provision of funds are in separate segments. There is no one operating unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Instead, each segment that uses funds through lending or investing is charged for its funds and the Branch Activities segment is credited for the funds it provides.

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


(in thousands)                Branch      Retail     Wholesale     Refund                 Northern       All
                            Activities    Lending     Lending     Programs    Fiduciary    Region       Other      Total
                            ----------   ---------- -----------  ----------  ----------- -----------   --------   ----------
Year Ended
  December 31, 2001
Revenues from
  external customers         $ 13,006    $   81,091    $ 74,199   $ 40,717     $ 12,596   $   99,136   $ 41,903   $  362,648
Intersegment revenues          83,194           255           -      3,607        3,289            -     32,626      122,971
                             --------    ----------    --------   --------     --------   ----------   --------   ----------
Total Revenues               $ 96,200    $   81,346    $ 74,199   $ 44,324     $ 15,885   $   99,136   $ 74,529   $  485,619
                             ========    ==========    ========   ========     ========   ==========   ========   ==========

Profit (Loss)                $ 21,919    $   12,146    $ 16,175    $25,102     $  5,162   $   25,855   $(10,758)  $   95,601
Interest income                   103        76,447      72,051     26,407            -       86,673     34,760      296,441
Interest expense               46,173           262           7      1,080        3,298       30,202     16,204       97,226
Internal charge for funds         651        49,776      35,789      3,752            -            -     33,003      122,971
Depreciation                    1,823           232         182        301          114        1,564      4,135        8,351
Total assets                   17,039     1,011,456     851,376      4,228        3,105    1,236,274    837,451    3,960,929
Capital expenditures               26             -           -          -            -          721     17,818       18,565


(in thousands)                Branch      Retail     Wholesale     Refund                 Northern       All
                            Activities    Lending     Lending     Programs    Fiduciary    Region       Other      Total
                            ----------   ---------- -----------  ----------  ----------- -----------   --------   ----------
Year Ended
  December 31, 2000
Revenues from
  external customers         $ 11,246    $   66,521    $ 74,639   $ 26,258     $ 13,749   $  102,632   $ 51,390   $  346,435
Intersegment revenues         109,791           656           -      2,198        3,920            -     12,411      128,976
                             --------    ----------    --------   --------     --------   ----------   --------   ----------
Total revenues               $121,037    $   67,177    $ 74,639   $ 28,456     $ 17,669   $  102,632   $ 63,801   $  475,411
                             ========    ==========    ========   ========     ========   ==========   ========   ==========

Profit (Loss)                $ 32,204    $   12,796    $ 18,228   $ 16,692     $  7,182   $   23,375   $(20,965)  $   89,512
Interest income                    90        65,576      72,806     18,957            -       93,055     46,563      297,047
Interest expense               64,761           662           6          -        3,621       31,170     10,306      110,526
Internal charge for funds         859        42,793      41,205      3,255            -            -     40,864      128,976
Depreciation                    1,546           210         116        208          135        1,532      2,538        6,285
Total assets                   19,672       868,321     919,315        (43)       1,527    1,177,499    691,334    3,677,625
Capital expenditures                -             -           -          -            -        1,666     20,250       21,916


(in thousands)                Branch      Retail     Wholesale     Refund                 Northern       All
                            Activities    Lending     Lending     Programs    Fiduciary    Region       Other      Total
                            ----------   ---------- -----------  ----------  ----------- -----------   --------   ----------
Year Ended
  December 31, 1999
Revenues from
  external customers         $  9,254    $   54,483    $ 54,295   $ 14,673     $ 13,201   $   87,978   $ 41,444   $  275,328
Intersegment revenues          75,656           216           -      1,988        2,420            -     14,137       94,417
                             --------    ----------    --------   --------     --------   ----------   --------   ----------
Total revenues               $ 84,910    $   54,699    $ 54,295   $ 16,661     $ 15,621   $   87,978   $ 55,581   $  369,745
                             ========    ==========    ========   ========     ========   ==========   ========   ==========
Profit (Loss)                $ 20,761    $   13,139    $ 18,765   $  9,391     $  6,538   $   27,023   $(17,232)  $   78,385
Interest income                    73        53,307      53,403      8,081            -       79,554     37,011      231,429
Interest expense               40,002           221           5          -        2,121       24,574      5,552       72,475
Internal charge for funds         866        33,076      29,536        641            -            -     30,298       94,417
Depreciation                    1,432           143          93         87          131        1,821      2,152        5,859
Total assets                   29,478       708,698     647,104       (487)       1,668    1,111,493    582,355    3,080,309
Capital expenditures                -             -           -          -            -        2,535      6,914        9,449


The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.


(IN THOUSANDS)                                        YEAR ENDED DECEMBER 31
                                                  2001          2000          1999
                                               ----------    ----------    ----------
Total revenues for reportable segments         $  485,619    $  475,411    $  369,745
Elimination of intersegment revenues             (122,971)     (128,976)      (94,417)
Elimination of taxable equivalent adjustment       (5,814)       (6,131)       (6,282)
                                               ----------    ----------    ----------
Total consolidated revenues                    $  356,834    $  340,304    $  269,046
                                               ==========    ==========    ==========


Total profit or loss for reportable segments   $   95,601    $   89,512    $   78,385
Elimination of taxable equivalent adjustment       (5,814)       (6,131)       (6,282)
                                               ----------    ----------    ----------
Income before income taxes                     $   89,787    $   83,381    $   72,103
                                               ==========    ==========    ==========

For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases is reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

With respect to the disclosure of total assets for the individual segments, fixed assets used by the Northern Region segments are included in its asset totals. Fixed assets used by the other segments are all recorded as assets of the All Other segment. Depreciation expense of these assets is charged to the segment that uses them.

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

21. DIVIDENDS DECLARED

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. In 2001, the Company paid dividends of $0.22 per quarter. However, it changed the timing of the declaration of the dividend from the month prior to the quarter end to the first month of each quarter. For example, in April 2001 the Company declared a dividend of $0.22 per share payable in May 2001. In prior years, the dividend payable in May would have been declared in March. The number of dividends paid and the amount for the dividends paid to shareholders remains the same, but since only three quarterly dividends were declared in 2001, there is a smaller amount of dividends reported as declared in the Consolidated Statements of Shareholders Equity for 2001 than for the preceding years.

22. HEDGING ACTIVITIES

The Company has established policies and procedures to permit limited types and amounts of offbalance sheet hedges to help manage interest rate risk. At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically specified pools of instruments-loans, securities, or deposits with similar interest rate characteristics or terms. Other types of hedges are permitted by the Company's policies, but have not been utilized.

The one swap in place at the end of 2001 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at December 31, 2001 was $28.9 million with a fair value loss of approximately $1.9 million. The Company did have other specific and non-specific hedges in place during 2000 and the first nine months of 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter. Additional charges were taken in the second and third quarters for the market adjustment that arose during those quarters. These charges were recorded as a reduction of noninterest income. These swaps were entered into when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining and expected to stay low for at least the next several quarters, the Company elected to dispose of these swaps. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000.

In addition to the interest rate swaps the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of December 31, 2001, there were swaps with a notional amount of $16.8 million. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged the Company's customer that is in excess of the fee paid by the Company to the other financial institution.

23. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has entered into two securitization transactions. The disclosures related to securitizations that are required by SFAS 140 are presented below.

INDIRECT AUTO SECURITIZATION

During the first quarter of 2001, SBB&T securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $566,000. Retained interest held by SBB&T upon completion of this securitization was $3.5 million. The transaction was conducted through the SBB&T Automobile Loan Securitization Corporation, a wholly owned subsidiary of SBB&T. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset- Backed Notes, Class B, Series 2000-A.

As of December 31, 2001, pertinent data related to this securitization is as follows:

  Principal amount outstanding                             $35.6 million
  Retained interest                                         $2.8 million
  Principal amount of delinquencies greater than 30 days        $675,000
  Net credit losses                                             $233,000
  Cash flows received for servicing fees                        $244,000
  Cash flows received on retained interests                     $975,000

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to SBB&T over the life of the securitization. The key assumptions used in determining retained interests are outlined below. The impact of changes on these assumptions to the carrying amount of the retained interests is not material to the Company's statement of financial position or results of operations.

    Discount rate                                         8.68%
    Prepayment rate                                      26.85%
    Weighted average life of prepayable assets        51 months
    Default rate                                             1%

SBB&T's consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

SBB&T established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarter of 2001 securitized RALs into a multi-seller conduit, backed by commercial paper. SBB&T acted as the servicer for all such RALs during the securitization period. As of June 30, 2001, all borrowings had been fully repaid and no securitizationrelated balances were outstanding.

Subsequent to December 31, 2001, the Company entered into agreements with two other financial institutions to make use of SBB&T RAL Funding Corporation for the 2002 RAL season.

24. PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.

                            PACIFIC CAPITAL BANCORP
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                                           DECEMBER 31
                                                     2001               2000
                                                   ---------------------------
ASSETS
Cash                                               $  1,681          $    678
Investment in and advances to subsidiaries          328,043           296,604
Securities purchased u/a to resell                   14,500                 -
Loans, net                                              234               270
Premises and equipment, net                          14,605             6,812
Other assets                                         24,741            19,163
                                                   ---------------------------
  Total assets                                     $383,804          $323,527
                                                   ===========================

LIABILITIES
Dividends payable                                  $      -          $  5,826
Bank Debt                                            40,000            15,000
Other liabilities                                    17,928             6,440
                                                   ---------------------------
  Total liabilities                                  57,928            27,266
                                                   ===========================

EQUITY
Common stock                                          8,737             8,828
Surplus                                             106,929           115,664
Unrealized gain on securities available-for-sale      4,795             4,472
Retained earnings                                   205,415           167,297
                                                   ---------------------------
  Total shareholders' equity                        325,876           296,261
                                                   ---------------------------
    Total liabilities and shareholders' equity     $383,804          $323,527
                                                   ===========================

                            PACIFIC CAPITAL BANCORP
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                                 (IN THOUSANDS)

                                                        DECEMBER 31
                                                  2001        2000      1999
                                                ------------------------------
Equity in earnings of subsidiaries:
  Undistributed                                 $33,512     $10,074   $28,812
  Dividends                                      25,550      44,000    17,131
Interest income                                     467          28       123
Interest expense                                 (1,829)       (873)        -
Noninterest revenue                                (225)        108        87
Operating expense                                (3,231)     (3,662)   (4,715)
Income tax benefit                                1,867       1,781     2,836
                                                ------------------------------
  Net income                                    $56,111     $51,456   $44,274
                                                ==============================


                            PACIFIC CAPITAL BANCORP
                             (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  YEAR ENDED DECEMBER 31,
                                                          2001              2000             1999
                                                        --------------------------------------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                            $ 56,111          $ 51,456         $ 44,274
  Adjustments to reconcile net income to net
      cash provided by (used in) operations:
    Equity in undistributed net income
      of subsidiaries                                    (59,062)          (54,074)         (45,942)
    Amortization of goodwill                                 456               654                -
    Depreciation expense                                   1,702               977                -
    (Increase) decrease in other assets                   (3,973)           (7,122)             551
    Increase (decrease) in other liabilities              11,488             3,687           (1,883)
                                                        --------------------------------------------
    Net cash provided by (used in) operating activities    6,722            (4,422)          (3,000)
                                                        --------------------------------------------

Cash flows from investing activities:
  Net increase in securities purchased u/a to resell     (14,500)                -                -
  Net decrease in loans                                       36               124            2,788
  Capital expenditures                                    (9,633)           (3,757)            (643)
  Purchase of capital stock of Los Robles Bank                 -           (32,500)               -
  Distributed earnings of subsidiaries                    25,550            44,000           17,131
                                                        --------------------------------------------
    Net cash provided by investing activities              1,453             7,867           19,276
                                                        --------------------------------------------

Cash flows from financing activities:
  Proceeds from other borrowing                           40,000                 -                -
  Proceeds from short term borrowing                           -            20,000                -
  Payments on short term borrowing                       (15,000)           (5,000)               -
  Proceeds from issuance of common stock                   6,181             1,395            2,129
  Payments to retire common stock                        (15,007)                -           (2,055)
  Dividends paid                                         (23,346)          (20,093)         (17,595)
                                                        --------------------------------------------
    Net cash used in financing activities                 (7,172)           (3,698)         (17,521)
                                                        --------------------------------------------

Net increase (decrease) in cash and cash equivalents       1,003              (253)          (1,245)
Cash and cash equivalents at beginning of period             678               931            2,176
                                                        --------------------------------------------
Cash and cash equivalents at end of period              $  1,681          $    678         $    931
                                                        ============================================

Supplemental disclosures: none



QUARTERLY FINANCIAL DATA (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT                 2001 QUARTERS                         2000 QUARTERS
   PER SHARE AMOUNTS)               4TH      3RD      2ND     1ST           4TH      3RD      2ND      1ST
                                  ----------------------------------      ----------------------------------
Interest income                   $61,726  $66,689  $68,522  $94,171      $72,055  $70,032  $67,437  $81,392
Interest expense                   18,664   23,109   25,512   29,941       28,147   27,702   27,702   26,975
Net interest income                43,062   43,580   43,010   64,230       43,908   42,330   39,735   54,417
Provision for credit losses         7,007    4,438    3,358   11,868        1,295    5,219    2,230    5,696
Noninterest income                 14,313   12,969   14,213   24,231       11,137   11,044   10,997   16,210
Noninterest expense                33,643   35,909   35,548   38,050       35,433   36,108   29,339   30,977
Income before
  income taxes                     16,725   16,202   18,317   38,543       18,317   12,047   19,163   33,954
Income taxes                        6,305    4,923    6,819   15,629        5,994    5,284    7,108   13,539
Net Income                        $10,420  $11,279  $11,498  $22,914      $12,323  $ 6,763  $12,055  $20,415

Net earnings per share:
  Basic                           $  0.41  $  0.42  $  0.43  $  0.86      $  0.47  $  0.25  $  0.45  $  0.78
  Diluted                         $  0.40  $  0.42  $  0.43  $  0.86      $  0.46  $  0.25  $  0.45  $  0.77


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled "The Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held April 23, 2002 ("Proxy Statement").

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

(a)3.  EXHIBITS

       The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 103 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the Exhibit Index.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

(c)    EXHIBITS

       See exhibits listed in "Exhibit Index" on page 103 of this report.

(d)    FINANCIAL STATEMENT SCHEDULES

       There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp



By /s/ William S. Thomas.     March 15, 2002
Jr William S. Thomas,         Date
Jr. President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ David W. Spainhour          March 15, 2002       /s/ William S. Thomas, Jr.      March 15, 2002
David W. Spainhour              Date                 William S. Thomas, Jr.          Date
Chairman of the Board                                President
                                                     Chief Executive Officer

/s/ Edward E. Birch             March 15, 2002       /s/ Richard M. Davis            March 15, 2002
Edward E. Birch                 Date                 Richard M. Davis                Date
Director                                             Director

/s/ Richard S. Hambleton, Jr.   March 15, 2002       /s/ Dale E. Hanst               March 15, 2002
Richard S. Hambleton, Jr.       Date                 Dale E. Hanst                   Date
Director                                             Director

/s/ D. Vernon Horton            March 15, 2002       /s/ Roger C. Knopf              March 15, 2002
D. Vernon Horton                Date                 Roger C. Knopf                  Date
Vice Chairman Director

/s/ Donald Lafler               March 15, 2002       /s/ Clayton C. Larson           March 15, 2002
Donald Lafler                   Date                 Clayton C. Larson               Date
Executive Vice President                             Vice Chairman
Chief Financial Officer

/s/ Gerald T. McCullough        March 15, 2002       /s/ Richard A. Nightingale      March 15, 2002
Gerald T. McCullough            Date                 Richard A. Nightingale          Date
Director Director

/s/ Kathy J. Odell              March 15, 2002
Kathy J. Odell                  Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2001

Exhibit
Number        Description *
------        -----------

3.            Articles of Incorporation and Bylaws:

              3.1 Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (1)

              3.2 Certificate of Determination for the Series A Preferred Stock of Pacific Capital Bancorp (incorporated by reference to Exhibit 3(b) to Pacific Capital Bancorp's Registration Statement on Form S-4 (Registration No. 333-36298) filed May 4, 2000).

              3.3 Amended and Restated Bylaws of Pacific Capital Bancorp effective April 25, 2000. (7)

4. Instruments Defining the Rights of Security Holders, including indentures

              4.1 Stockholders Rights Agreements, dated as of December 14, between Pacific Capital Bancorp and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Pacific Capital Bancorp's Registration Statement on Form 8-A dated December 14, 1999).

                     Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.           Material contracts:

              10.1   Compensation Plans and Agreements:

                     10.1.1 Pacific Capital Bancorp Amended and Restated Restricted Stock Plan as amended effective April 25, 2000. (3)

                     10.1.1.1 Pacific Capital Bancorp Restricted Stock Option Agreement (Incentive Stock Option). (2)

                     10.1.1.2 Pacific Capital Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option - 5 Year).
                               (2)

                     10.1.1.3 Pacific Capital Bancorp Restricted Stock Option Agreement (Nonstatutory Stock Option - 10 Year).
                               (2)

                     10.1.1.4 Pacific Capital Bancorp Restricted Stock Option Agreement (Incentive Reload Option). (2)

                     10.1.1.5 Pacific Capital Bancorp Restricted Stock Option Agreement (Non-statutory Reload Option). (2)

              10.1.2 Pacific Capital Bancorp Directors Stock Option Plan
                     (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. One to Santa Barbara Bancorp's Registration Statement on Form S-8 (Registration No. 33-48724), filed on June 13, 1995).

              10.1.3 Pacific Capital Bancorp Incentive & Investment and Salary
                     Savings Plan, as amended and restated effective January 1, 1998. (6)

              10.1.4 Pacific Capital Bancorp Employee Stock Ownership Plan and
                     Trust, as amended and restated effective January 1, 1998.
                     (6)

              10.1.5 Santa Barbara Bank & Trust Key Employee Retiree Health Plan
                     incorporated by reference to Exhibit 10.1.8 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for fiscal year ended December 31, 1993).

                     10.1.5.1 First Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (4)

                     10.1.5.2 Second Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (4)

              10.1.6 Santa Barbara Bank & Trust Retiree Health Plan (Non-Key
                     Employees) (incorporated by reference to Exhibit 10.1.9 to Santa Barbara Bancorp's Annual Report on Form 10-K (File No. 0-11113) for the fiscal year ended December 31, 1993).

                     10.1.6.1 First Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (4)

                     10.1.6.2 Second Amendment to Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees). (4)

              10.1.7 Trust Agreement of Santa Barbara Bank & Trust Voluntary
                     Beneficiary Association. (4)

                     10.1.7.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (3)

              10.1.8 Pacific Capital Bancorp, Amended and Restated, 1996
                     Directors Stock Plan, as amended April 25,2000. (8)

                     10.1.8.1 Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (2)

                     10.1.8.2 Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (2)

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

             10.1.12 Pacific Capital Bancorp Management Retention Plan as
                     amended through January 11, 1999. (6)

             10.1.13 Pacific Capital Bancorp Deferred Compensation Plan dated
                     December 15, 1999. (9)

                     10.1.13.1 Trust Agreement under Pacific Capital Bancorp
                               Deferred Compensation Plan dated
                               December 15, 1999. (9)

       10.2 Consolidated Agreement dated December17, 1991 by and between First National Bank of Central California and Unisys with Equipment Sale Agreement, Software License Agreement and Product License Agreement by and between First National Bank of Central California and Information Technology, Inc. (5)

21.    Subsidiaries of the registrant **

23.    Consents of Experts and Counsel

       23.1 Consent of Arthur Andersen LLP with respect to financial statements of the Registrant **

       23.2 Consent of Deloitte & Touche LLP with respect to financial statements of San Benito Bank - statements not presented separately **

Shareholders may obtain a copy of any exhibit by writing to:

       Carol Kelleher, Corporate Services Administrator
       Pacific Capital Bancorp
       P.O. Box 60839
       Santa Barbara, CA 93160

* Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and, contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp (File 0-11113). Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger (File No. 0-13528).

**     Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1) Filed as Exhibits 4.1 and 4.2 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-74831) filed March 18, 1999.

(2)    Filed as Exhibits 10.1.1 through 10.1.1.5 and 10.1.10 through 10.1.10.2 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1996.

(3) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1995.

(4) Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for the fiscal year ended December 31, 1997.

(5) Filed as Exhibits 10.23 through 10.34 to the Annual Report of Pacific Capital Bancorp on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991.

(6) Filed as an Exhibit to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1998.

(7) Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(8) Filed as Exhibit 10.1.9 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(9) Filed as Exhibits 10.1.13 and 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended December 31, 2001.