Form 10-Q
period 2002-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2002-05-10
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No.: 0-11113

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

PACIFIC CAPITAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-3673456 (I.R.S. Employer Identification No.)
1021 Anacapa St., 3rd Floor Santa Barbara, California (Address of principal executive offices)	93101 (Zip Code)

(805) 564-6298
(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year,
if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        In accordance with Securities and Exchange Commission Release No. 34-45589 (March 18, 2002) and Release No. 34-45590 (March 18, 2002), this filing includes unaudited financial statements which have not been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X.

        Common Stock—As of April 30, 2002 there were 26,087,561 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements:
	Statement regarding inclusion of unaudited financial statements which have not been reviewed pursuant to Rule 10-01(d) of Regulation S-X.
	Consolidated Balance Sheets March 31, 2002 and December 31, 2001	4
	Consolidated Statements of Income Three-Month Periods Ended March 31, 2002 and 2001	5
	Consolidated Statements of Cash Flows Three-Month Periods Ended March 31, 2002 and 2001	6
	Consolidated Statements of Comprehensive Income Three-Month Periods Ended March 31, 2002 and 2001	7
	Notes to Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Quantitative and qualitative disclosures about market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.
PART II. OTHER INFORMATION		47
Item 1	Legal proceedings	47
Item 4	Submission of Matters to a vote of security holders	47
Item 5	Other information	47
Item 6	Exhibits and Reports on Form 8-K	47
SIGNATURES		48

PART 1

FINANCIAL INFORMATION

        Statement regarding inclusion of unaudited statements which have not been reviewed pursuant to Rule 10-01(d) of Regulation S-X:

        The following unaudited financial statements have not been reviewed pursuant to Rule 10-01(d) of Regulation S-X.

        On March 18, 2002, the Securities and Exchange Commission adopted temporary rules relating to the financial statements of registrants which were clients of Arthur Andersen LLP and which then chose not to continue the engagement. These temporary rules permit such registrants to continue to file Quarterly Reports on Form 10-Q even though the financial statements contained therein have not been reviewed by the registrant's independent accounts as is normally required under rules promulgated by the Securities and Exchange Commission. Registrants are required to have the financial statements reviewed when a new firm is engaged. Once the interim financial information has been reviewed, the required disclosure in subsequent filings will depend on whether or not there are changes in the financial statements.

        If there is a change in the financial statements, the 10-Q must be amended to:

  (i)
  present the reviewed financial information;

  (ii)
  discuss the material changes from the unreviewed financial information as originally filed; and

  (iii)
  reflect changes in other sections of the 10-Q, including MD&A resulting from the revised financial statement filed by amendment.

        If there is no change to the statements, then:

  (i)
  the registrant is encouraged to make public that there were no material changes as a result of the review prior to filing the second quarter 10-Q; and

  (ii)
  the second quarter 10-Q must state that the financial statements for the prior quarter had subsequently been reviewed by an accountant other than Arthur Andersen LLP.

        As indicated in its Current Report on Form 8-K filed with the Securities Exchange Commission on April 1, 2002, the Board of Directors of the registrant rescinded its selection of Arthur Andersen LLP as its independent accountant for 2002.

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	Mar 31, 2002	Dec 31, 2001
Assets:
Cash and due from banks	$157,545	$136,457
Federal funds sold and securities purchased under agreements to resell	—	94,500

Cash and cash equivalents	157,545	230,957

Securities (Note 4):
Held-to-maturity	64,772	71,967
Available-for-sale	798,692	699,076
Loans, net of allowance of $55,725 at March 31, 2002 and $48,872 at December 31, 2001 (Note 5)	2,816,939	2,750,220
Premises and equipment, net	65,246	63,103
Accrued interest receivable	24,206	20,425
Other assets (Note 6)	194,643	125,181

Total assets	$4,122,043	$3,960,929

Liabilities:
Deposits:
Noninterest bearing demand deposits	$807,058	$718,441
Interest bearing deposits	2,548,413	2,647,134

Total Deposits	3,355,471	3,365,575
Securities sold under agreements to repurchase and Federal funds purchased	66,840	45,073
Long-term debt and other borrowings (Note 7)	280,241	188,331
Accrued interest payable and other liabilities	80,088	36,074

Total liabilities	3,782,640	3,635,053

Shareholders' equity
Common stock (no par value; $0.33 per share stated value; 60,000 authorized; 26,082 outstanding at March 31, 2002 and 26,206 at December 31, 2001)	8,696	8,737
Surplus	102,895	106,929
Accumulated other comprehensive income (Note 8)	1,625	4,795
Retained earnings	226,187	205,415

Total shareholders' equity	339,403	325,876

Total liabilities and shareholders' equity	$4,122,043	$3,960,929

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$67,196	$79,192
Interest on securities	10,534	11,298
Interest on Federal funds sold and securities purchased under agreements to resell	721	3,409
Interest on commercial paper	50	272

Total interest income	78,501	94,171

Interest expense:
Interest on deposits	13,928	25,428
Interest on securities sold under agreements to repurchase and Federal funds purchased	493	1,674
Interest on other borrowed funds	3,124	2,839

Total interest expense	17,545	29,941

Net interest income	60,956	64,230
Provision for credit losses	13,864	11,868

Net interest income after provision for credit losses	47,092	52,362

Noninterest revenue:
Service charges on deposits	3,454	2,995
Trust fees	3,659	3,398
Other service charges, commissions and fees, net	16,150	15,762
Net gain on securities transactions	69	2
Other income	11,496	2,074

Total noninterest revenue	34,828	24,231

Operating expense:
Salaries and benefits	19,967	18,847
Net occupancy expense	3,457	2,656
Equipment expense	1,894	2,053
Other expense	13,795	14,494

Total operating expense	39,113	38,050

Income before income taxes	42,807	38,543
Applicable income taxes	16,133	15,629

Net income	$26,674	$22,914

Earnings per share—basic (Note 2)	$1.02	$0.86
Earnings per share—diluted (Note 2)	$1.01	$0.86

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2002	2001
Cash flows from operating activities:
Net Income	$26,674	$22,914
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,205	2,652
Provision for credit losses	13,864	11,868
Net amortization of discounts and premiums for securities and commercial paper	(775)	(1,877)
Net change in deferred loan origination fees and costs	(64)	(613)
Net gain on sales and calls of securities	(69)	(2)
Change in accrued interest receivable and other assets	(70,943)	12,572
Change in accrued interest payable and other liabilities	44,014	43,932

Net cash provided by operating activities	14,906	91,446

Cash flows from investing activities:
Proceeds from sales, calls, and maturities of securities	70,542	105,722
Purchase of securities	(167,589)	(22,020)
Proceeds from sale or maturity of commercial paper	50,000	50,043
Purchase of commercial paper	(50,000)	(50,043)
Net increase in loans made to customers	(80,519)	(79,872)
Purchase or investment in premises and equipment	(4,348)	(3,664)

Net cash used in investing activities	(181,914)	166

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,104)	221,627
Net increase (decrease) in borrowings with maturities of 90 days or less	71,767	(15,689)
Proceeds from long-term debt and other borrowing	101,500	—
Payments on long-term debt and other borrowing	(59,590)	(10,821)
Cash paid for retirement of stock	(5,010)	—
Proceeds from issuance of common stock	935	3,107
Dividends paid	(5,902)	(5,832)

Net cash provided by financing activities	93,596	192,392

Net increase (decrease) in cash and cash equivalents	(73,412)	284,004
Cash and cash equivalents at beginning of period	230,957	195,864

Cash and cash equivalents at end of period	$157,545	$479,868

Supplemental disclosure:
Interest paid during period	$19,548	$28,960
Income taxes paid during period	$1,300	$1

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended March 31,
	2002	2001
Net income	$26,674	$22,914
Other comprehensive income, net of tax (Note 8):
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	(3,210)	3,176
Less: reclassification adjustment for gains included in net income	40	2
Unrealized loss on interest rate swaps:
Cumulative effect of accounting change	—	(589)
Arising during period	—	(441)

Other comprehensive income (loss)	(3,170)	2,148

Comprehensive income	$23,504	$25,062

See accompanying notes to consolidated condensed financial statements.

Pacific Capital Bancorp and Subsidiaries

Notes to Consolidated Condensed Financial Statements

March 31, 2002

(Unaudited)

1.    Principles of Consolidation

        The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (Bancorp), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the Bank) and Pacific Capital Commercial Mortgage, Inc (PCCM). At the close of business March 29, 2002, the Company merged its two subsidiary banks, Santa Barbara Bank & Trust, and First National Bank of Central California (with its affiliates South Valley National Bank and San Benito Bank) into a new nationally chartered bank, PCBNA. PCBNA will continue to use the brand names of "Santa Barbara Bank & Trust," "First National Bank of Central California," "South Valley National Bank," and "San Benito Bank." All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. "The Bank" is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. Material intercompany balances and transactions have been eliminated.

2.    Earnings Per Share

        Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options.

        The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, was as follows (shares and net income amounts in thousands):

Three-month Periods

	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2002
Numerator—Net Income	$26,674	$26,674

Denominator—weighted average shares outstanding	26,180	26,180

Plus: net shares issued in assumed stock option exercises		118

Diluted denominator		26,298

Earnings per share	$1.02	$1.01
Period ended March 31, 2001
Numerator—Net Income	$22,914	$22,914

Denominator—weighted average shares outstanding	26,538	26,538

Plus: net shares issued in assumed stock option exercises		171

Diluted denominator		26,709

Earnings per share	$0.86	$0.86

3.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.

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

(in thousands)	Held-to- Maturity	Available- for-Sale	Total
March 31, 2002
Amortized cost:
In one year or less	$4,053	$162,715	$166,768
After one year through five years	12,667	522,662	535,329
After five years through ten years	12,958	24,013	36,971
After ten years	35,094	86,493	121,587

Total Securities	$64,772	$795,883	$860,655

Estimated market value:
In one year or less	$4,197	$166,083	$170,280
After one year through five years	13,906	522,493	536,399
After five years through ten years	14,556	24,052	38,608
After ten years	39,321	86,064	125,385

Total Securities	$71,980	$798,692	$870,672

December 31, 2001
Amortized cost:
In one year or less	$9,594	$167,363	$176,957
After one year through five years	14,717	423,763	438,480
After five years through ten years	12,235	14,839	27,074
After ten years	35,421	84,834	120,255

Total Securities	$71,967	$690,799	$762,766

Estimated market value:
In one year or less	$9,686	$170,849	$180,535
After one year through five years	16,236	427,499	443,735
After five years through ten years	13,701	14,988	28,689
After ten years	39,766	85,740	125,506

Total Securities	$79,389	$699,076	$778,465

        The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2002
Held-to-maturity:
Collateralized mortgage obligations	$1	$—	$—	$1
State and municipal securities	64,771	7,208	—	71,979

	64,772	7,208	—	71,980

Available-for-sale:
U.S. Treasury obligations	158,321	1,801	(539)	159,583
U.S. agency obligations	362,474	2,191	(1,801)	362,864
Collateralized mortgage obligations	152,252	1,566	(455)	153,363
Asset-backed securities	19,537	119	(26)	19,630
State and municipal securities	103,299	2,721	(2,768)	103,252

	795,883	8,398	(5,589)	798,692

	$860,655	$15,606	$(5,589)	$870,672

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
Held-to-maturity:
Mortgage-backed securities	$5	$—	$—	$5
State and municipal securities	71,962	7,422	—	79,384

	71,967	7,422	—	79,389

Available-for-sale:
U.S. Treasury obligations	152,911	2,755	(191)	155,475
U.S. agency obligations	320,985	4,844	(1,919)	323,910
Collateralized mortgage obligations	104,251	1,559	(130)	105,680
Asset-backed securities	11,662	4	(6)	11,660
State and municipal securities	100,990	3,228	(1,867)	102,351

	690,799	12,390	(4,113)	699,076

	$762,766	$19,812	$(4,113)	$778,465

        The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio. It is the Company's intent to hold these securities to maturity at which time the par value will be received. An exception to this expectation occurs when securities are called by the issuer prior to their maturity. In these situations, gains or losses may be realized.

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

5.    LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

        The balances in the various loan categories are as follows:

(in thousands)	March 31, 2002	December 31, 2001	March 31, 2001
Real estate:
Residential	$726,211	$728,026	$623,857
Non-residential	561,876	593,675	572,573
Construction	235,266	185,264	179,463
Commercial loans	876,703	874,294	777,789
Home equity loans	91,055	85,025	75,867
Consumer loans	234,681	187,949	218,078
Leases	130,706	126,744	123,458
Municipal tax-exempt obligations	7,418	8,043	11,687
Other loans	8,748	10,072	7,801

Total loans	2,872,664	2,799,092	2,590,573
Allowance for credit losses	55,725	48,872	41,753

Net loans	$2,816,939	$2,750,220	$2,548,820

        The loan balances at March 31, 2002, December 31, 2001 and March 31, 2001 are net of approximately $4,844,000, $4,908,000, and $5,200,000 respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

        Included within consumer loans at March 31, 2002 were $39.6 million in tax refund anticipation loans. There were no such loans at December 31, 2001 and $60.9 million in such loans at March 31, 2001.

        When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest income. Generally speaking, the Company stops accruing interest when the loan has become delinquent by more than 90 days.

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

        Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 2002, December 31, 2001 and March 31, 2001:

(in thousands)	March 31, 2002	December 31, 2001	March 31, 2001
Loans identified as impaired	$22,133	$8,787	$11,533
Impaired loans for which a valuation allowance has been established	$22,133	$8,787	$11,506
Amount of valuation allowance	$3,874	$2,348	$4,294
Impaired loans for which no valuation allowance has been established	$—	$—	$27

        Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis. The following table discloses additional information about impaired loans for the three-month periods ended March 31, 2002 and 2001:

	Three-month Periods Ended March 31,
(in thousands)	2002	2001
Average amount of recorded investment in impaired loans	$10,816	$8,275
Collections of interest from impaired loans and recognized as interest income	$38	$17

        The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) losses inherent in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2001.

        Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

        The valuation allowance for impaired loans of $3.9 million as of March 31, 2002 is included within the allowance for credit losses of $54.8 million in the "All Other Loans" column in the statement of changes in the allowance account for the first three months of 2002 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)	All Other Loans	Tax Refund Loans	Total
Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	9,462	4,402	13,864
Credit losses charged against allowance	(4,399)	(5,807)	(10,206)
Recoveries added to allowance	872	2,323	3,195

Balance, March 31, 2002	$54,807	$918	$55,725

Balance, December 31, 2000	$35,078	$47	$35,125
Provision for credit losses	4,081	7,785	11,866
Credit losses charged against allowance	(1,576)	(6,252)	(7,828)
Recoveries added to allowance	608	1,982	2,590

Balance, March 31, 2001	$38,191	$3,562	$41,753

6.    OTHER ASSETS

        Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 2002 and December 31, 2001, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero.

        Included in other assets on the balance sheets at March 31, 2002 and December 31, 2001, are deferred tax assets of $26.5 million and $19.7 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company's tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. The increase is primarily related to provision expense. The Company cannot deduct its provision expense in its tax return in the same year in which it is recognized for financial statements. Bad debt expense is only deductible for taxes when loans are actually charged-off.

        Included in other assets on the balance sheets is goodwill recorded in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The balance at both March 31, 2002 and December 31, 2001 is $30.0 million. Prior to the effective date of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) the purchased goodwill was being amortized over 10 and 15 year periods. Amortization expense for goodwill for the first quarter of 2001 was $605,000 or $0.02 per share. Upon adoption of this statement on January 1, 2002, the Company discontinued this amortization.

        Also included in other assets on the balance sheet at March 31, 2002 is an intangible asset of $4.1 million related to the purchase of some of the assets and liabilities of two branches from another financial institution. These assets and liabilities were moved to nearby branches of the Bank and the other financial institution closed the offices. The purchase was completed on March 29, 2002 and the Company has not yet been able to determine how much of the $4.1 million should be specifically allocated to the value of the core deposits acquired and how much to a nonspecific intangible. This determination will be completed in the second quarter of 2002.

        Because the liabilities acquired from the two branches of the other institution exceeded the assets acquired, the terms of the purchase agreement required a payment to be made to the Company to assume the net liabilities. This payment was not received until early in the second quarter of 2002. The amount of this payment, $48.7 million, was recorded as a receivable which is included in other assets as of March 31, 2002.

        Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at March 31, 2002 or December 31, 2001.

7.    Long-term Debt and Other Borrowings

        Long-term debt and other borrowings included $200.5 million and $99.0 million of advances from the Federal Home Loan Bank of San Francisco at March 31, 2002 and December 31, 2001, respectively and $76.0 million and $89.3 million of other long-term debt at March 31, 2002 and December 31, 2001, respectively. The $76.0 million in other long term debt consists of $36.0 million in subordinated debt issued by the Bank and $40.0 million in senior notes issued by Bancorp.

8.    Comprehensive Income

        Components of comprehensive income are changes in the equity accounts other than those changes resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only components of comprehensive income other than net income are the unrealized gain or loss on securities classified as available-for-sale and the unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax (Note 13). The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

        When a security that had been classified as available-for-sale is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed in the current period to avoid including it twice. These adjustments are reported in the consolidated statements of comprehensive income as a reclassification adjustment for losses included in net income.

9.    Segment Disclosure

        While the Company's products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Fiduciary, and Refund Programs. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding how the Company determines its segments is provided in Note 20 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments.

        There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. However, with the merger of the two subsidiary banks into the Bank, the Company is now organized by business line rather than by geographical region. The Company had used six specific segments—Retail Lending, Branch Activities, Wholesale Lending, Fiduciary, Refund Programs, Northern Region—when it originally reported its operations for the first quarter of 2001. Branch Activities included both service operations (tellers and branch management) and relationship management. Wholesale Lending included both commercial lending and private client services. The Northern Region included branch activities, wholesale lending, trust, retail lending, and administration, comparable to the separate segments used for the Southern Region. The activities of these segments have been restated for comparability as follows to conform to the segments in use at the end of the first quarter of 2002. Retail Lending, the relationship management portion of Branch Activities, and the consumer activities of the Northern Region have been combined into Community Banking. The commercial lending activities of Wholesale Lending and the Northern Region have been combined into Commercial Banking. The trust activities of the Northern Region have been combined with the Fiduciary segment. The Refund Programs segment remains unchanged. The investment, branch service operation and the administrative activities of the Northern Region, and the private client services activities of the wholesale lending segment have been combined with the All Other segment.

        The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2002
Revenues from external customers	$28,088	$26,057	$40,784	$3,736	$16,167	$114,832
Intersegment revenues	9,528	—	769	193	9,701	20,191

Total revenues	$37,616	$26,057	$41,553	$3,929	$25,868	$135,023

Profit (Loss)	$8,953	$16,141	$27,510	$2,196	$(10,490)	$44,310
Interest income	22,765	25,734	16,646	—	14,859	80,004
Interest expense	11,904	—	1,713	277	3,651	17,545
Internal charge for funds	6,483	7,751	561	5	5,391	20,191
Depreciation	677	56	347	195	930	2,205
Total assets	1,241,269	1,466,940	181,298	2,353	1,230,183	4,122,043
Capital expenditures	—	—	—	—	4,348	4,348
Three months ended March 31, 2001
Revenues from external customers	$25,849	$37,312	$36,731	$3,549	$16,345	$119,786
Intersegment revenues	24,516	—	3,167	1,708	8,124	37,515

Total revenues	$50,365	$37,312	$39,898	$5,257	$24,469	$157,301

Profit (Loss)	$9,990	$9,031	$22,954	$1,887	$(3,935)	$39,927
Interest income	19,185	36,749	24,641	—	14,980	95,555
Interest expense	23,120	1	921	1,198	4,701	29,941
Internal charge for funds	12,517	23,912	3,120	—	(2,034)	37,515
Depreciation	922	32	64	31	1,603	2,652
Total assets	966,741	1,490,044	58,698	5,681	1,418,647	3,939,811
Capital expenditures	348	—	—	—	3,315	3,663

        The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002	2001
Total revenues for reportable segments	$135,023	$157,301
Elimination of intersegment revenues	(20,191)	(37,515)
Elimination of taxable equivalent adjustment	(1,503)	(1,384)

Total consolidated revenues	$113,329	$118,402

Total profit or loss for reportable segments	$44,310	$39,927
Elimination of taxable equivalent adjustment	(1,503)	(1,384)

Income before income taxes	$42,807	$38,543

10.  New Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) has finalized new accounting standards covering business combinations, goodwill and intangible assets. On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). The Company was required to adopt SFAS 141 upon issuance. As such, all future business combinations which involve the Company must be accounted for as purchase transactions.

        As indicated in Note 6, the Company adopted SFAS 142 on January 1, 2002. With the adoption of SFAS 142, goodwill resulting from business acquisitions is no longer subject to amortization over its estimated useful life. Rather, this goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is required to determine the levels of business at which goodwill impairment will be assessed, specifically, its operating segments (See note 9). Additionally, an acquired intangible asset is separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives. The Company has determined that there is no material impact from the adoption of SFAS 142 on existing goodwill and other intangible assets.

11.  Contingencies

        As previously reported, the Company was one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally related to the Company's tax refund program. The Company retained outside legal counsel to represent its interest in this matter. Notwithstanding the Company's position that it did not believe that it had infringed any patents as alleged in the lawsuit the parties entered into discussions regarding the possibility of settling the action in order to avoid the expenses associated with continuing the lawsuit. The terms of the settlement, which were finalized in the first quarter of 2002, involve a license fee for certain refund loan and transfer transactions beginning January 1, 2002 and extending through January 21, 2008. No license fees apply to past transactions. License fees of approximately $840 thousand due for transactions occurring in the first quarter of 2002 have been recognized in the financial statements for the quarter.

        The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company's financial position.

        Securities totaling approximately $729.2 million and $639.1 million at March 31, 2002 and 2001, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank (FHLB) advances, customer repurchase agreements, and other borrowings as required or permitted by law.

        Loans secured by first trust deeds on residential and commercial property of $654.8 million and $554.2 million at March 31, 2002 and 2001, respectively, were pledged to the FHLB.

12.  Transfers and Servicing of Financial Assets

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

  Indirect Auto Securitization

        During the first quarter of 2001, the Bank securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $566,000. Retained interest held by the Bank upon completion of this securitization was $3.5 million. The transaction was conducted through the the Bank Automobile Loan Securitization Corporation, a wholly owned subsidiary of the Bank. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

        As of March 31, 2002, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$30,865
Retained interest	$2,654
Principal amount of delinquencies greater than 30 days	$481

        From inception and for the first quarter of 2002:

	From Inception	First Quarter 2002
(in thousands)
Net credit losses	$328	$95
Cash flows received for servicing fees	$288	$44
Cash flows received on retained interests	$1,121	$146

        The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

        Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below. The impact of changes on these assumptions to the carrying amount of the retained interests are not material to the Company's statement of financial position or results of operations.

Discount rate	8.68%
Prepayment rate	27.07%
Weighted average life of prepayable assets	51 months
Default rate	1%

        The Company's consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

  Refund Anticipation Loan Securitization

        The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarter of 2001 securitized refund anticipation loans (RALs) into a multi-seller conduit, backed by commercial paper in a financing arrangement. The Company acted as the servicer for all such RALs during the securitization period. As of June 30, 2001, all borrowings had been fully repaid and no securitization-related balances were outstanding.

        For the 2002 tax season, the Company used the same special purpose subsidiary to securitize RALs in a sale arrangement. Again the Company acted as the servicer for sold loans during the securitization period which lasted from late January 2002 through February 2002. All loans sold into the securitization were either repaid or charged-off by the end of the first quarter of 2002.

13.  Hedging Activities

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

        The one swap in place at the end of the first quarter of 2002 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at March 31, 2002 was $28.9 million with a fair value loss of approximately $1.5 million. This loss is exactly offset by an increase in the value of the loan because the swap and loan have identical terms. The Company had other specific and non-specific hedges in place during 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter of 2001. Additional charges were taken in the second and third quarters of 2001for the market adjustment that arose during those quarters. These charges are recorded as reductions of noninterest income. These swaps were entered into prior to 2001 when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining, the Company elected to dispose of these swaps during the third quarter of 2001. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000. Taking the loss on disposal avoided further losses caused by the additional rate drops in the third and fourth quarters of 2001.

        In addition to the interest rate swaps the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of March 31, 2002, there were swaps with a notional amount of $36.8 million outstanding with customers. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions that have exactly opposite terms. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged the Company's customer that is in excess of the fee paid by the Company to the other financial institution.

14.  Stock Split

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split is payable June 11, 2002 to shareholders of record May 21, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

        Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as "the Company") earned $26.7 million for the quarter ended March 31, 2002, compared to $22.9 million in the first quarter last year, an increase of $3.8 million or 16.4%. Diluted earnings per share for the first quarter of 2002 were $1.01 compared to $0.86 earned in the first quarter of 2001.

        In various sections of this discussion and analysis, attention is called to the significant impacts on the Company's balance sheet and year to date income statement caused by its tax refund and transfer programs. These programs are events of the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in section below titled "Refund Anticipation Loan and Refund Transfer Programs." That section specifically explains that there is a significant difference in how some of the fees from Refund Anticipation Loans (RALs) were accounted for in 2002 than in 2001. Included in the explanation are the reason for this difference and the amounts involved. In brief, the different accounting method employed for some of the RALs meant that the fees related to them were reported as other income rather than interest from loans.

        Compared to the first quarter of 2001, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis for the first quarter of 2002 decreased by $3.2 million, a decrease of 4.8%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were down significantly compared to the first quarter of 2001. Tax equivalent interest on loans for the first quarter decreased 15.1%, from $79.2 million for 2001 to $67.2 million for 2002. Had $14.0 million of RAL fees not been classified as noninterest revenue as explained in "Refund Anticipation Loan and Refund Transfer Programs" below, interest from loans would have been $81.6 million. Average loan balances increased from $2.66 billion during the first quarter of 2001, to $3.09 billion during the same quarter of 2002, a 15.8% increase. Average interest-bearing deposits and liabilities increased $191.4 million or 7.6%. Despite the growth in deposits, interest expense decreased $12.4 million or 41.4% due to the lower rate environment in the first quarter of 2002 compared to 2001.

        Provision expense for the first quarter of 2002 for loans other than tax refund loans was $9.5 million, compared to the $4.1 million provided in the first quarter of 2001. This increase was due to the growth in the loan portfolios and the impact of loan portfolios of the deterioration in the economy.

        Noninterest revenue, exclusive of gains or losses on securities transactions, increased by $10.6 million or 43.7% over the same quarter of 2001. Included in this increase was a $10.2 million gain from the sale of a portion of the Company's RALs, again as mentioned in "Refund Anticipation Loan and Refund Transfer Programs" below. Operating expense was $39.1 million in the first quarter of 2002 compared to $38.1 million in the same quarter of 2001.

        The above changes resulted in an operating efficiency ratio of 40.23% for the first quarter of 2002 compared to 42.35% for the first quarter of 2001. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2002, the Company's return on average assets for the quarter was 2.46% compared to 2.31% for the first quarter of 2001, and the return on average equity was 32.96% compared to 29.82%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of the RAL/RT programs in both periods, ROE and ROA were 13.7% and 1.05%, respectively, for the first quarter of 2002, compared to 12.0% and 0.97%, respectively, for the same period in 2001. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the first quarter of 2002 was 55.0% and 61.2% in the first quarter of 2001.

Business

        The Company is a bank holding company. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. At the end of business March 29, 2002, the Company merged its major subsidiaries, Santa Barbara Bank & Trust (SBB&T) and First National Bank of Central California (FNB) including its affiliates South Valley National Bank and San Benito Bank (SBB) into a single nationally chartered bank, Pacific Capital Bank, N.A. (the Bank). "The Bank" is intended also to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. The Bank will continue to use the four brand names listed above in their respective market areas. The Bank is a member of the Federal Reserve System. The Bank offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

        Bancorp has two other subsidiaries. Pacific Capital Commercial Mortgage, Inc. was used through the middle of 2001 to broker commercial mortgages to other financial institutions. Pacific Capital Services Corporation is an inactive corporation.

Forward-looking Information

        This discussion and analysis contains forward-looking statements with respect to the financial condition, results of operation and business of the Company. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the operating characteristics of the Company's income tax refund programs, and certain operating efficiencies resulting from the integration of combined operations. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs; (5) legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001, or a significant energy crisis in California; and (7) other risks detailed in the Pacific Capital Bancorp 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("2001 10-K"). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

New Accounting Pronouncements

        The Company's financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Notes 10, 12, and 13 to the consolidated financial statements.

Risks From Current Events

        The risk environment for the Company changed due to the terrorist attacks of September 11, 2001, as it has for all other banks. The Federal Reserve Bank immediately injected a large amount of liquidity into the country's banking system to assist the clearing of payments between banks. Concurrent with this action was a tightening of procedures to prevent money laundering, increased scrutiny of foreign transactions, and requests from authorities to review customer lists for contacts with certain individuals suspected of connection with the attacks. Much of the extra liquidity was removed from the system by the beginning of the first quarter of 2002. The Company has been able to adjust to these new changes without material impact.

        The attacks occurred at a time when the nation's economy was already slowing. Certain segments of the economy, for example air travel and hospitality, were especially impacted as consumers and companies have cut back on travel. The Company has considered these factors in assessing the adequacy of its allowance for credit loss, but further attacks or more significant economic decline in its markets could cause additional credit deterioration.

        In April of 2002, banks in the Northeast section of the country were alerted to possible terrorist activity. While no events have occurred up to the time this document was written, further incidents, especially ones targeting the country's financial systems could have a negative impact on the Company.

Growth Trends in Assets and Deposits

        The table below shows the growth in average total assets and deposits since 1997. Annual averages are shown for 1997, 1998, and 1999; quarterly averages are shown for 2000, 2001, and 2002. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the periods.

TABLE 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1997	$2,241	$1,985	88.5%
1998	2,631	2,322	88.3
1999	2,780	2,405	86.5
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,390	3,691	84.1

        Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company relied more on nondeposit funding sources, primarily borrowing funds from other financial institutions. This occurred as loan growth in general exceed deposit growth and because matching the maturities of assets (see "Interest Rate Sensitivity" below) was more easily accomplished by borrowing from the Federal Home Loan Bank (FHLB) than by trying to obtain longer term certificates of deposit. The percent of the Company's assets funded by deposits for the first quarter of 2002 of 84.1% compares to 73.0% for the Company's peers of $1 billion to $10 billion in assets (See Note A: Notes are found at the end of this report). Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered. As discussed below in the section titled "Other Borrowings, Long-term Debt and Related Interest Expense," such borrowings may have certain advantages in a declining interest rate environment.

        The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry. First, acquisitions in 1997 of First Valley Bank and of Citizen's State Bank, and in 2000 of Los Robles Bank added $377 million to the Company's assets and $333 million to deposits. Second, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution's character and management in place. Because the Company mergers with FNB and SBB were accounted for by the pooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances. However, growth at these institutions subsequent to the mergers is reflected in the table above. Third, the Bank has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company acquired some of the assets and deposits of two of the branches of another financial institution on March 29, 2002. While these balances are included in the period-end amounts reported on the Company's Consolidated Balance Sheet as of March 31, 2002, the acquisition occurred too late in the quarter to impact the average balances in the table by more than a minimal amount.

        The major reason for the large increases in average assets and deposits during the first quarters of 1999, 2000, 2001, and 2002 was the significant expansion of the Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to the outstanding checks issued for loans and transfers (See Note B) and to the issuance in the first quarters of 2000, 2001, and 2002 of certificates of deposit to fund the refund loans.

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

        Table 2 shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 2002 and 2001 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2001 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first three months of 2002, savings and interest-bearing transaction accounts averaged $1.3 billion, interest expense for them was $2.9 million, and the average rate paid was 0.89%. In the first three months of 2001, savings and interest-bearing transaction accounts averaged $1.3 billion, interest expense for them was $8.4 million, and the average rate paid was 2.56%. Table 3 shows that the $5.4 million decrease in interest expense for demand deposits from the first three months of 2001 to the first three months of 2002 is the net result of a $88,000 increase in interest expense due to higher balances in 2002, and a decrease of $5.5 million due to lower rates paid during 2002.

        Table 2 also discloses the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company's assets. If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. The increased volume of earning assets serves to replace the net interest income that is lost by the decreasing rate.

        As shown in Table 2, the net interest margin—6.19%—and net interest income—$62.5 million—for the first quarter of 2002 were lower than the comparable figures—7.24% and $66.1 million—for the first quarter of 2001. The primary reason for the decrease is the different accounting treatment for some of the RAL fees in 2002. As explained in "Refund Anticipation Loan and Refund Transfer Programs" below, $14.4 million of RAL fee income (offset by $1.9 million interest expense and other expenses associated with these loans) was reported as a gain on sale of loans within the category of Noninterest Revenue.

        Exclusive of the RAL program, the net interest margin for the first quarter of 2002 was 5.03% compared to 5.15% for the first quarter of 2001. The reason for this decrease is the lower interest rate environment present in the first quarter of 2002. While the Fed started to drop interest rates in the first quarter of 2001, 3.75% of the 4.75% decrease in 2001 occurred subsequent to the first quarter.

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)

	Three months ended March 31, 2002			Three months ended March 31, 2001
(dollars in thousands)	Balance	Income	Rate(4)	Balance	Income	Rate(4)
ASSETS
Money market instruments
Commercial paper	$8,440	$50	2.40%	$18,153	$271	6.05%
Federal funds sold	186,724	721	1.57%	273,905	3,409	5.05%

Total money market instruments	195,164	771	1.60%	292,058	3,680	5.11%

Securities:(2)
Taxable	638,639	8,012	5.09%	589,377	8,884	6.11%
Non-taxable	169,676	3,964	9.35%	157,154	3,711	9.45%

Total securities	808,315	11,976	6.01%	746,531	12,595	6.84%

Loans(3)
Commercial	674,962	13,292	7.99%	661,208	20,418	12.52%
Real estate	1,847,820	31,361	6.79%	1,542,826	27,681	7.18%
Consumer	563,489	22,603	16.27%	460,242	31,181	27.48%

Total loans	3,086,271	67,256	8.84%	2,664,276	79,280	12.07%

Total earning assets	4,089,750	80,003	7.93%	3,702,865	95,555	10.47%

Non-earning assets	300,282			323,935

TOTAL ASSETS	$4,390,032			$4,026,800

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,338,015	2,924	0.89%	$1,323,942	8,356	2.56%
Time certificates of deposit	1,377,626	11,004	3.24%	1,200,326	17,072	5.77%

Total interest bearing deposits	2,715,641	13,928	2.08%	2,524,268	25,428	4.09%

Borrowed funds:
Repos and fed funds purchased	151,561	493	1.32%	135,711	1,674	5.00%
Other borrowings	191,488	3,124	6.62%	138,067	2,839	8.34%

Total borrowed funds	343,049	3,617	4.28%	273,778	4,513	6.69%

Total interest bearing liabilities	3,058,690	17,545	2.33%	2,798,046	29,941	4.34%

Noninterest-bearing demand deposits	975,435			868,043
Other liabilities	27,669			49,099
Shareholders' equity	328,238			311,612

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,390,032			$4,026,800

Interest income/earning assets			7.93%			10.47%
Interest expense/earning assets			1.74%			3.28%

NET INTEREST INCOME/MARGIN		62,458	6.19%		66,112	7.19%
Provision for credit losses charged to operations/earning assets		13,864	1.36%		11,868	1.28%

Net interest margin after provision for credit losses on tax equivalent basis		48,595	4.82%		54,244	5.89%

(1)
Income amounts are presented on a fully taxable equivalent basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

TABLE 3—RATE/VOLUME ANALYSIS(1)(2)

	Three months ended March 31, 2002 vs. March 31, 2001
(in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Interest income:
Money market instruments
Commercial paper	$(9,713)	$(221)	$(117)	$(104)
Federal funds sold	(87,181)	(2,688)	(1,838)	(850)
Money market funds	(90)	(1)	(1)	—

Total money market investment	(96,984)	(2,910)	(1,956)	(954)

Securities:
Taxable	49,262	(872)	(1,570)	698
Non-taxable	12,522	253	(39)	292

Total securities	61,784	(619)	(1,609)	990

Loans
Commercial loans	13,754	(7,126)	(7,542)	416
Real estate loans	304,994	3,680	(1,535)	5,215
Consumer loans	103,247	(8,578)	(14,562)	5,984

Total loans	421,995	(12,024)	(23,639)	11,615

TOTAL EARNING ASSETS	386,795	(15,553)	(27,204)	11,651

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	14,073	(5,432)	(5,520)	88
Time certificates of deposit	177,300	(6,068)	(8,313)	2,245

Total interest bearing deposits	191,373	(11,500)	(13,833)	2,333

Borrowed funds:
Repos and fed funds purchased	15,850	(1,181)	(1,356)	175
Other borrowings	53,421	285	(665)	950

Total borrowed funds	69,271	(896)	(2,021)	1,125

TOTAL INTEREST BEARING LIABILITIES	260,644	(12,396)	(15,854)	3,458

NET INTEREST INCOME	$126,151	$(3,655)	$(11,880)	$8,225

(1)
Income amounts are presented on a fully taxable equivalent (FTE) basis.

(2)
The change not solely due to volume or rate has been prorated into rate and volume components.

        Because such large proportions of the Company's balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage its sensitivity to changes in interest rates. Measurement is done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus the specified assumed changes in rates.

        Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company according to then current market conditions; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board's target Federal funds rate.

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

        Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 2001, and March 31, 2002 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

	Shocked by -2%	Shocked by +2%
As of December 31, 2001
Net interest income	(5.87)%	+2.33%
Net economic value	+24.33%	(25.94)%
As of March 31, 2002
Net interest income	(10.31)%	+5.54%
Net economic value	+19.81%	(20.83)%

        In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.

        The impact on net interest income from these hypothetical changes in interest rates will depend on whether more assets or liabilities will reprice within the twelve-month period. An asset or liability reprices because either (a) it matures or is sold and is replaced with a new asset or liability priced at current market rates or (b) its contractual terms call for a periodic resetting of the interest rate. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months. The Company remains "asset sensitive," i.e. it has more assets than liabilities repricing in the next year.

        Financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the "interest rate cap" on some residential real estate loans, which may limit the amount that rates may increase. An example of a non-contractual factor is the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points.

        In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company's product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates, would have more of an adverse impact on the overall result if rates were to rise.

        For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. In fact with respect to the differences between the December 31, 2001 and the March 31, 2002 results, the significant change in the results of the analysis shown above between the two period-ends is due primarily to the changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease.

        As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. The assumptions used for the measurement at December 31, 2001 are not necessarily the same as those used for the measurement at March 31, 2002.

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

        The Company's exposure to interest rate risk and how it addresses this risk is discussed in more detail in the 2001 10-K MD&A.

Deposits and Related Interest Expense

        While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there was a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits included brokered certificates of deposit used to fund the loans. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Table 2 reflect this higher rate. Noninterest-bearing deposits also increase during the first quarter because the checks issued by the Bank to taxpayers for loans and transfers are usually outstanding for several days.

        The rate of growth in assets for community banks is typically determined by growth in deposits. The rate of growth of any financial institution is restrained by the capital requirements discussed in the section of this report titled "Capital Resources and Company Stock". Growth at too rapid a pace will result in capital ratios that are too low. The normal orderly growth experienced by the Company has been planned and Management anticipates that it can be sustained because of the strong earnings record of the Company. The increases have come by maintaining competitive deposit rates, introducing new deposit products, the opening of new retail branch offices, the assumption of deposits in the FVB, CSB and LRB acquisitions, and successfully encouraging former customers of merged financial institutions to become customers of the Company.

Loans and Related Interest Income

        The table in Note 5 shows the balances by loan type for March 31, 2002, December 31, 2001, and March 31, 2001.The end-of-period loan balances as of March 31, 2002 have increased by $73.6 million compared to December 31, 2001 and by $282.1 million compared to March 31, 2001. Of this increase, $39.6 million relates to RALs. The RALs are included in consumer loans in the table in Note 5 to the consolidated financial statements. Because this program relates to tax refunds, there were no such loans in the portfolio at December 31, 2001. Included in consumer loans in the table for March 31, 2001 are $60.9 million in RALs. Exclusive of RALs, loans have increased by $303.4 million year over year.

        Within the average balance of consumer loans in Table 2 are some of the tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. As mentioned in the section below titled "Refund Anticipation Loan and Refund Transfer Programs," the loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2.

        Without the effect of tax refund loans, average yields for loans for the three-month period ended March 31, 2002 was 7.27%, and for the three-month period ended March 31, 2001 was 8.97%. The decreases in average rates earned in 2002 compared to 2001 is reflective of the Federal Open Market Committee of the Federal Reserve Board continuing to decrease its target market rates during the last nine months of 2001. Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

        Most of the residential real estate loans held are adjustable rate mortgages (ARMS) that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

Other Loan Information

        In addition to the outstanding loans reported in the accompanying financial statements, the Company has made certain commitments with respect to the extension of credit to customers.

(in thousands)	March 31, 2002	December 31, 2001
Commitments to extend credit
Commercial	$575,387	$553,390
Consumer	$105,389	$98,228
Standby letters of credit	$39,640	$40,677

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

Credit Quality and The Allowance for Credit Losses

        The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 2001 on Form 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

        Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the first quarter of 2002, and at the end of the previous four quarters.

        Only two other banks operate national tax refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's and ratios in the table for comparability. As explained in "Refund Anticipation Loan and Refund Transfer Programs" below, all delinquent RALs are charged off prior to becoming 90 days delinquent and therefore would never be classified as nonaccrual.

        Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate).

TABLE 4—Asset Quality

(dollars in thousands)	March 31, 2002	December 31, 2001	September 30 2001	June 30, 2001	March 31, 2001
Company Amounts:
Loans delinquent 90 days or more	$1,609	$3,179	$5,474	$4,335	$2,983
Nonaccrual loans	19,091	16,940	15,141	19,627	19,197

Total noncurrent loans	20,700	20,119	20,615	23,962	22,180
Foreclosed collateral	—	—	—	—	—

Total nonperforming assets	$20,700	$20,119	$20,615	$23,962	$22,180

Allowance for credit losses other than RALs	$54,807	$48,872	$43,886	$41,242	$38,191
Allowance for RALs	918	—	—	—	3,562

Total allowance	$55,725	$48,872	$43,886	$41,242	$41,753

Company Ratios (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.93%	1.75%	1.61%	1.56%	1.51%
Coverage ratio of allowance for credit losses to noncurrent loans	265%	243%	213%	172%	172%
Ratio of noncurrent loans to total loans	0.73%	0.72%	0.76%	0.91%	0.88%
Ratio of nonperforming assets to total assets	0.51%	0.51%	0.55%	0.65%	0.57%
FDIC Peer Group Ratios:
Coverage ratio of allowance for credit losses to total loans	n/a	1.79%	1.91%	1.84%	1.84%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	168%	171%	178%	179%
Ratio of noncurrent loans to total loans	n/a	1.07%	1.12%	1.05%	1.03%
Ratio of nonperforming assets to total assets	n/a	0.73%	0.77%	0.73%	0.72%

        Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology.

        When the economy is changing, comparing the Company's ratios at the end of the current quarter with peers' ratios at the end of the prior quarter must be done carefully. The Company's allowance for credit losses (other than tax refund loans) compared to total loans at December 31, 2001 was virtually identical to the peer statistics for the same date.

        The Company's ratio of allowance for credit loss compared to non-current loans at December 31, 2001 was higher than the ratio for its peers. For the last three quarter ends, the Company's noncurrent loans have remained at about the same level. However, the Company has seen an increase in delinquencies. While not missing enough payments to become 90 days or more delinquent or to warrant being placed on nonaccrual, the migration of "pass" loans to lower grades requires the provision of additional allowance. This has caused the increase in the ratio of allowance to nonperforming assets.

        While recovery seems to be anticipated by most economic analysts, the Company's methodology for determining the allowance for credit losses focuses on what has been the case up to March 31, 2002. With the economy slow to recessionary for about a year, the methodology assumes that additional borrowers are continuing to experience credit deterioration during the first quarter of 2002 and will not recover even if the economy does. This leads Management to conclude that additional allowance is necessary to provide for these losses which, while not yet identified, have occurred within the portfolio.

If the economy does improve during 2002, provision expense will be less in the remaining quarters of 2002 even though losses may increase as those borrowers that do not recover with the economy default on their debt.

Ratio of Net Charge-Offs to Average Loans:

	2002 YTD Annualized	2001	2000	1999	1998
Pacific Capital Bancorp (excl tax refund loans)	0.51%	0.33%	0.33%	0.23%	0.03%
FDIC Peers	n/a	1.03%	0.68%	0.68%	1.02%

        Management identifies and monitors other loans that are potential problem loans although they are not now delinquent more than 90 days. Table 5 classifies noncurrent loans and all potential problem loans other than noncurrent loans by loan category for March 31, 2002 (amounts in thousands).

TABLE 5—NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

	Noncurrent Loans	Potential Problem Loans other than Noncurrent
Loans secured by real estate:
Construction and land development	$3,777	$29,434
Agricultural	—	2,325
Home equity lines	921	1,091
1-4 family mortgage	2,252	12,850
Multifamily	—	1,910
Non-residential, nonfarm	1,870	29,648
Commercial and industrial	7,197	81,118
Leases	1,653	11,885
Other Consumer Loans	3,030	4,326
Other	—	—

Total	$20,700	$174,587

        Total noncurrent loans for the last five quarters are shown in Table 5. Potential problem loans other than noncurrent loans for the last five quarters are shown below in the following table. "Potential problem loans" does not have an industry-standard definition and no peer statistics are available for comparison.

(dollars in thousands)	March 31, 2002	December 31, 2001	September 30 2001	June 30, 2001	March 31, 2001
Potential problem loans	$174,587	$138,253	$113,700	$80,228	$85,254

        The following table sets forth the allocation of the allowance for all potential problem loans by classification as of March 31, 2002 (amounts in thousands).

Doubtful	$4,567
Substandard	$14,103
Special Mention	$8,537

        The total of the above numbers is less than the total allowance. Most of the allowance is allocated to groups of loans which, while not currently regarded as potential problem loans, nonetheless, based on the Company's experience, have unidentified losses among them. The amounts allocated both to potential problem loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2002 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

        Uninvested cash is a nonearning asset, so the subsidiary banks strive to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repurchase agreements"). These reverse repurchase agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The sales of Federal funds are done on an overnight basis as well. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

        As shown in Table 2, the average balance of these short-term investments for the first three months of 2002 was less than for the first three months of 2001. The explanation for this is that during the first quarter of 2001, the interest rate curve was slightly negative in the short maturity range and flat in the long maturity range. This meant that the Company would have received the same or possibly a smaller yield by investing extra cash in financial instruments with a longer maturity. Consequently, the Company tended to keep the funds in overnight instruments. By the fourth quarter of 2001, the yield curve had returned to a more normal shape with longer term instruments earning more than shorter term instruments. In the first quarter of 2002, the yield curve became unusually steep as it became more generally expected that the Fed would begin raising interest rates. This allowed the Company to invest excess cash in longer-term instruments at higher rates than it would earn in overnight funds and the Company followed this course of action.

Other Borrowings, Long-term Debt and Related Interest Expense

        Other borrowings consist of securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank (FRB).

        Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company's subsidiaries as needed to manage their daily liquidity positions. At various times during each quarter, the Company may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the Company first uses its short-term investments to provide the needed funds and then borrows funds overnight in the form of Federal funds purchased until cash flows are again balanced. Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate, for the relatively small amounts they sell, than they could obtain in the general market. The Company either earns a spread on what it can sell the funds for or reduces the expense on what it would otherwise have to borrow for its own liquidity needs.

        As described in the previous section, the Company uses reverse repurchase agreements as a means of investing short-term excess cash. While the Company could borrow money overnight in the same repurchase agreement market that it lends funds, it instead generally uses repurchase agreements as a "retail" product. Funds in amounts that exceed FDIC deposit insurance coverage are borrowed from customers for periods of one week to two months. An exception to this general pattern occurs in the first quarter of each year as the Company uses repurchase agreements to borrow funds from other financial institutions to support the funding needs of the RAL program. Whether the repurchase agreements are with retail customers or other financial institutions, the borrowings are collateralized by securities held by the Company in its investment portfolios.

        Treasury Tax and Loan demand notes are amounts received from customers that are due to the Internal Revenue Service for payroll and other taxes. Banks may immediately forward these funds to the IRS, or may retain the funds and pay interest on them. The Company elects to retain these funds.

        SBB&T and FNB were both members of the FHLB and could obtain short term advances for liquidity purposes as well as the longer term borrowings they did for interest rate risk management. With the consolidation of SBB&T and FNB into the Bank at the end of the first quarter of 2002, the bank charters were surrendered and the memberships were terminated. A new application would be made by the Bank for membership in the FHLB, but the application could not be processed until financial statements were prepared for the combined entity for the first quarter of 2002 sometime after March 31, 2002. Rather than lose this source of liquidity during the application process, Management had the two banks borrow $50 million in short term advances from the FHLB. These advances mature in June 2002.

        Lastly, as a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company borrowed funds from this source once during the quarter.

        Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

TABLE 6—OTHER BORROWINGS

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
September 2000	$127.2	6.15%	3.6%
December 2000	138.5	3.85%	3.8%
March 2001	156.0	5.60%	3.9%
June 2001	99.0	4.03%	2.6%
September 2001	78.7	3.83%	2.1%
December 2001	78.5	0.91%	2.1%
March 2002	161.6	1.34%	3.7%

        Because of the relatively large cash flows that occur due to the refund loan and transfer programs, the Company tends to make more use of these short-term borrowings in the first quarter of each year than in other quarters.

        Long-term debt at March 31, 2002 included $150.5 million in advances from the Federal Home Loan Bank of San Francisco, $36.0 million in subordinated debt at the Bank, and $40.0 million in senior debt at Bancorp. The scheduled maturities of the advances are $71.4 million in 1 year or less, $72.6 million in 1 to 3 years, and $56.5 million in more than 3 years. The maturity of both the subordinated debt and senior debt is July 2011.

        Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 7—LONG-TERM DEBT

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
September 2000	$87.9	5.99%	2.5%
December 2000	100.3	6.38%	2.8%
March 2001	117.8	5.19%	2.9%
June 2001	118.0	6.09%	3.1%
September 2001	172.7	6.90%	4.6%
December 2001	175.8	6.51%	4.6%
March 2002	178.6	6.99%	4.1%

        The Company uses long-term debt both to supplement other sources of funding for loan growth and as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from holding the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years. The Company can borrow funds from the FHLB at longer terms to match the loan maturities.

        The subordinated note and senior note were issued in July 2001 by the Bank and by Bancorp, respectively. The subordinated debt was structured to qualify as Tier II regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The senior debt was issued to provide cash at Bancorp to permit the retirement of $20 million of the Company's outstanding shares and to fund some of the cash dividends during the last few quarters. This avoided the need to fund these dividends through dividends from the bank which would lower its capital.

        The Company had also incurred $20 million in term debt on June 30, 2000 to provide part of the funds necessary to purchase the shares of LRB's parent company, Los Robles Bancorp. The note called for principal reductions of $2.5 million per quarter until June 2001 when the note matured and was paid. The average balance outstanding each quarter for this note is included in the amounts in Table 7 for the quarters ending December 2000 through June 2001.

Noninterest Revenue and Operating Expense

        Noninterest revenue consists of income earned other than interest. The largest individual component of noninterest revenue is the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees are included within "Other Service Charges, Commissions & Fees." These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Refund Anticipation Loan and Refund Transfer Programs." Included within "Other noninterest revenue" is the $10.2 million gain on sale of RALs also discussed in detail in "Refund Anticipation Loan and Refund Transfer Programs."

        Trust and investment service fees are the next largest component of noninterest revenue. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $261,000 or 7.7% from the same quarter a year ago. Included in trust fees are fees for the preparation of trust tax returns. These totaled $293,000 in the first quarter of 2002 and $284,000 in the first quarter of 2001.

        Other categories of noninterest revenue include various service charges, fees, and miscellaneous income. In addition to the refund transfer fees are service fees arising from credit card processing for merchants, escrow fees, and a number of other fees charged for special services provided to customers. The Company sold its merchant card processing businesses in 2001, but some income and expenses associated with these portfolios have been recognized in 2002 as the business transitioned to the purchaser.

        The following table shows some of the major items of noninterest revenue and operating expense for the three months ended March 31, 2002 and 2001 that are not specifically listed in the consolidated statements of income.

TABLE 8—NONINTEREST REVENUE AND OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2002	2001
Noninterest revenue
Merchant credit card processing	$190	$1,911
Trust fees	3,659	3,399
Refund transfer fees	13,968	12,069
Gain on sale of RALs	10,170	—
Other	6,841	6,852

Total	$34,828	$24,231

Operating expense
Marketing	$583	$815
Consultants	965	1,974
Merchant credit card clearing fees	92	1,376
Other	17,506	15,038

Total	$19,146	$19,203

        Included in other income for 2001 is a gain of $1.4 million from the sale of some of the Company's indirect auto loans through a securitization as described in Note 13 to the financial statements.

        Consultant expense in the first quarter of 2002 is lower than in corresponding period of 2001. The Company had a number of special projects in progress in 2001 for which consultants were used. Also, with the slowdown in the economy, the Company has been better able to hire information technology staff than in 2001 when outsourcing had to be used.

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

        Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected net income and the achievement of specific business unit goals for the year. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved.

        Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
Salary and benefits as a percentage of total revenues	17.62%	15.92%
Salary and benefits as a percentage of average assets	0.45%	0.47%

        The increase in the ratio of salaries and benefits from the first quarter of 2001 to the first quarter of 2002 is caused both by the increase in salaries and benefits and the decrease in revenues caused by lower interest rates.

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

        Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. As of March 31, 2002, these sources of immediate liquidity were well in excess of that minimum.

        Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At March 31, 2002, the Company's intermediate liquidity was adequate to meet all projected needs.

        Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At March 31, 2002, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

        The following table presents a comparison of several important amounts and ratios for the three-month periods ended March 31, 2002 and 2001 (dollars in thousands).

Table 9—CAPITAL RATIOS

	Three month Periods Ended March 31,
	2002	2001	Change
Amounts:
Net Income	$26,674	$22,914	$3,760
Average Total Assets	$4,390,032	$4,026,800	$363,232
Average Total Equity	$328,238	$311,612	$16,626
Ratios:
Equity to Total Assets (period end)	8.23%	8.22%	0.01%
Annualized Return on Average Assets	2.46%	2.31%	0.15%
Annualized Return on Average Equity	32.96%	29.82%	3.14%

        The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. As loan demand has increased, the Company has been able to reinvest proceeds from maturing investments into the loan portfolios at higher rates, which positively impacts earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters.

        Capital must be managed at both the Company and at the bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of March 31, 2002, the Company's total risk-based capital ratio was 11.83%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of March 31, 2002, Tier I capital was 9.46% of risk adjusted assets and 6.97% of average tangible assets.

        The total risk-based capital ratio of 11.83% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled "Other Borrowings, Long-term Debt and Related Interest Expense," this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continue to grow.

        While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally, dividends must be declared and paid by the subsidiary banks to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank's ability to pay dividends is governed by federal law and regulations.

        In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds were be used to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and provided up to $20 million to be used to repurchase shares of the Company's stock from time to time as Management deemed the price to be favorable. In total, the Company repurchased approximately 688,000 shares at an average price of $29.14 per share.

        There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, will be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease.

        Dividends are paid each quarter in February, May, August and November. The current quarterly dividend rate is $0.22 per share. When annualized, this represents a payout ratio of approximately 39% of earnings per share for the trailing 12 months, within the Company's target range of 35%-40%.

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split is payable June 11, 2002 to shareholders of record May 21, 2002.

REGULATION

        The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Bank is required by the provisions of the CRA to make significant efforts to ensure that access to banking services is available to all members of their communities.

        As a bank holding company, Bancorp is primarily regulated by the FRB. As a nationally-chartered member bank of the Federal Reserve System, the Bank's primary Federal regulator is the Office of the Comptroller of the Currency (OCC). Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices. The primary reason for the merger of the banking charters of SBB&T and FNB into one nationally-chartered bank was the cost benefit arising out of simplifying the regulatory environment for the Company. Prior to the merger, SBB&T had the FRB as its primary Federal regulator and was also regulated by the California Department of Financial Institutions while FNB was regulated by the OCC.

        The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the Bank have the highest capital classification, "well capitalized," given by the regulatory agencies and therefore are not subject to any of these restrictions. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

General Description of the Program

        Since 1992, the Company has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees generally are required to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer's tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

        If a taxpayer meets the Company's credit criteria for the refund loan product, and wishes to receive a loan with the refund as security, the taxpayer applies for and receives an advance less the transaction fees, which are considered finance charges. The Company is repaid directly by the IRS and then remits any refund amount over the amount of the loan to the taxpayer.

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

        Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to reduce IRS processing and storage costs. Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because they are connected to electronic filing.

        While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first quarters of 2001 and 2002. These impacts and other details of the programs are discussed in the following six sections.

Seasonality Impact on Earnings

        Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year's net income. For 2001, the first quarter's net income was 40.8% of the net income for the year. This seasonality significantly impacts a number of performance ratios, including return on assets (ROA), return on equity (ROE) and the operating efficiency ratio. The Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability with peer ratios.

Funding Impact on Various Balance Sheet and Income and Expense Accounts

        As the RAL program has increased in loan volume, the Company has had to use more complicated funding arrangements.

        Prior to 2000, the Company funded the loans by first drawing down its overnight liquid assets and then by borrowing overnight. The borrowing was done through use of its unsecured Federal funds credit lines with other financial institutions and by entering into repurchase agreements with other financial institutions that used the Company's securities as collateral for the overnight borrowings.

        In 2000, the Company again used liquid assets and borrowed overnight to fund the loans. These sources are the least expensive and the most efficient in that the borrowing is done only on the days that it is needed. However, unless the overnight lines are committed lines for which fees are paid, they are subject to availability. Should funds not be available in sufficient quantities, the Company would not be able to meet its commitments. Therefore, Management added three other sources to the funding mix to ensure sufficient funds. First, the Company increased its borrowings from the FHLB during this period. Second, brokerage firms were engaged to sell certificates of deposit. Third, a backup committed credit line was obtained from another financial institution to provide funds if volumes exceeded expectations.

        The certificates of deposit were issued with terms of two, three, and six months. Shorter maturities would have been preferable because the funding need is concentrated in the only first three weeks of February, but they were not available in sufficient quantity.

        The impact of using this method of funding was that the Company had an excess of funds after the loans began to be repaid by the IRS in substantial quantities, which had a negative impact on profitability.

        Therefore, for the 2001 season, the Company made arrangements to finance some of the RALs through a securitization. In addition, the Company used its liquid assets, borrowed overnight funds, and issued brokered CDs to fund the remainder of the loans. The securitization had a higher rate of interest applicable, but it was more efficient by providing funds only during the height of the refund season.

        The same mix of funding was used in the first quarter of 2002. However, the securitization this year was structured as a sale of the loans. This required a different accounting for fees and expenses related to the loans which were securitized. These loans represented about one half of the total loans. This different accounting is described below.

        In general, as the volume of the program has increased, the cost of the funding has increased relative to overnight funds, but it has also become more efficient in better matching the funding to the specific days needed.

Fees for Services

        The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, companies which have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Yield computation for the loan based on an estimate of the time that the loan will be outstanding.

        The fees for the RAL product are higher than the fees for the RT product because of the credit risk and funding costs involved.

        There is a higher credit risk associated with refund loans than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers conduct no business with the Company other than this once a year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

        Credit risk has been lowered in the last three years because of the debt indicator provided by the IRS. This electronic signal indicates whether the IRS or other Federal agencies have placed liens against the taxpayer's refund because of amounts owed for past taxes, delinquent student loans, etc. The lower credit risk allowed the banks involved with the RAL product to lower their fees. However, the charge-off rate for RALs still remains approximately five times higher than for the rest of the Company's loan portfolios.

        As indicated above, the Company borrows substantial funds during the first quarter to lend to RAL customers. With the exception of the use of uncommitted overnight funds, the shorter funding sources are more expensive because the lender needs to recover its costs over the shorter period of time. Consequently fees must usually be paid in addition to daily interest, and the cost to the Company is greater than the typical deposit sources used to fund other loans.

Risks Associated with the Program

        In addition to credit risk and availability of sufficient funding at a reasonable rate, there are also risks associated with the IRS.

        For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit (EIC). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its "revenue protection" program. Such review can cause a delay in payment of a loan made on the return. Such delays reduce the profitability of the program because there is no interest charged for the time the loan is outstanding.

        The usefulness of the debt indicator is dependent on the IRS having received data from other Federal agencies on liens to which the refunds are subject.

Accounting for the 2002 Securitization

        As indicated above, the securitization arrangement used in 2002 involved a "true" sale of the loans into the securitization vehicle. Under the terms of the securitization, the Company was paid 92% of the face amount of the loans. Any of the sold loans not paid by the IRS were to be charged against the Company's retained 8% until that amount was exhausted. Losses on defaulted loans in excess of the 8% would be recognized by the securitization purchasers. The loans sold into the securitization are not included in Table 2 and the fees received on them are not included in either Table 2 or Table 3.

        The securitization changed the accounting for some of the income and expenses with the program were accounted for. All of the cash flows associated with the RALs sold to the Company's securitization partners were reported net as a gain on sale of loans. This gain account is included in Noninterest Revenue within Other Revenues. Specifically, these cash flows included $14.0 million in fees, $1.9 million in interest and fees charged by the partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for the first quarter of 2002 and of 2001. To assist the reader in comparing the Company's results of operations for the two quarters, the following pro forma table compares selected items of income and expense for the Company as if the securitization had not taken place. It should be noted that there is no difference in the 2002 figure below for income before taxes. Because all cash flows related to the securitization were completed prior to the end of the quarter, the difference in the accounting had the effect simply of moving items from one category of the income statement to another.

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2002	2001
Interest income from Loans	$81,219	$79,192
Total interest income	$92,524	$94,171
Interest expense on Other borrowed funds	$4,024	$2,839
Total interest expense	$18,445	$29,941
Net interest income	$74,079	$64,230
Provision for credit losses—RALs	$6,337	$7,786
Net interest income after provision for credit losses	$58,280	$52,362
Noninterest revenue:
Other service charges, commissions and fees, net	$16,150	$15,762
Total noninterest revenues	$24,658	$24,231
Income before income taxes	$42,807	$38,543

Summary of Operating Results

        The following table summarizes operating results for the RAL and RT programs for the first quarters of 2002 and 2001.

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2002	2001
Interest income from RALs	$16,646	$24,641
Interest expense on funding	(1,713)	(921)
Intersegment revenues	769	3,167
Internal charge for funds	(561)	(3,120)

Net interest income	15,141	23,767
Provision for credit losses—RALs	(4,402)	(7,786)
Refund transfer fees	13,967	12,090
Gain on sale of loans	10,171	—
Operating expense	(7,367)	(5,117)

Income before taxes	$27,510	$22,954

Charge-offs	$5,807	$6,252
Recoveries	(2,323)	(1,982)
Net charge-offs	$3,484	$4,270

        The allowance table in Note 5 to the financial statements shows the activity in the allowance for RAL losses separate from the activity for other loans. Based on experience from prior years, many of the loans may yet be paid during the remainder of this year or during the 2003 filing season. While the charge-offs above do not include the $1.9 million charged-off for RALs sold into the securitization, any recoveries received on those loans accrue to the Company.

        Following past practice, the Company expects to charge-off any remaining uncollected refund loans by June 30. There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2002

        Additional loans and transfers were made between the end of the first quarter of 2002 and the tax filing deadline of April 15. This activity represents a small proportion of the total activity for the season, but some additional revenues will be generated from this activity. Because the Company does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue recognized from loans and transfers made prior to March 31, 2002.

        During the first quarter, the Company charged off loans that had been outstanding more than six weeks. In addition it provided an allowance for credit loss in an amount estimated to cover losses on the remaining outstanding loans. During the second quarter, the Company will likely receive payments on some of these loans that were charged off and on loans charged off in prior years. In addition, some of the outstanding loans which appeared collectible at March 31 will become delinquent and need to be charged off. These activities will require adjustments to the provision for credit loss by charging or crediting income for the second quarter. Management does not anticipate that the adjustments will be significant. As in prior years, any outstanding loans will be charged off at June 30. Since there will be no refund loans outstanding after June 30 against which an allowance should be provided, collections that are eventually received on these loans will be recognized as a reduction of RAL provision expense.

        Lastly, during the second quarter, as well as during the rest of 2002, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.

        As previously reported, the Company was one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally related to the Company's tax refund program. The Company retained outside legal counsel to represent its interest in this matter. Notwithstanding the Company's position that it did not believe that it has infringed any patents as alleged in the lawsuit the parties entered into discussions regarding the possibility of settling the action in order to avoid the expenses associated with continuing the lawsuit. The terms of the settlement, which were finalized in the first quarter of 2002, involve a licenses fee for certain refund loan and transfer transactions beginning January 1, 2002 and extending through January 21, 2008. No license fees are apply to past transactions. License fees of approximately $840 thousand due for transactions occurring in the first quarter of 2002 have been recognized in the financial statements for the quarter.

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        Note A—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information.

        Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 2001. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

        Note B—Most of the loans or transfers are paid to the taxpayer by means of a cashier's check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes check from the deposit totals when it is paid by the Company.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        As previously reported, the Company was one of a number of financial institutions named as party defendants in a patent infringement lawsuit filed by an unaffiliated financial institution. The lawsuit generally related to the Company's tax refund program. The Company retained outside legal counsel to represent its interest in this matter. Notwithstanding the Company's position that it did not believe that it had infringed any patents as alleged in the lawsuit the parties entered into discussions regarding the possibility of settling the action in order to avoid the expenses associated with continuing the lawsuit. The terms of the settlement, which were finalized in the first quarter of 2002, involve a licenses fee for certain refund loan and transfer transactions beginning January 1, 2002 and extending through January 21, 2008. No license fees apply to past transactions. The license fees due for 2002 transactions have been recognized in the financial statements for the first quarter of 2002.

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
None
  (b)
  Reports on Form

          Though the following current reports on Form 8-K were not actually filed with the Securities and Exchange Commission until the second quarter of 2002, they relate to events mentioned in various sections of this Quarterly Report on Form 10-Q and therefore are listed for the reader's convenience.

Subject		Filing Date
Item 4.	Changes in Registrant's Certifying Accountant	April 1, 2002
Item 5.	Other Events and Regulation FD Disclosure—
	Merger of Subsidiary Banks into Single Charter	April 4, 2002
Item 5.	Other Events and Regulation FD Disclosure—
	Stock Split	April 29, 2002

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher
Assistant Corporate Secretary
Pacific Capital Bancorp
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP
/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President Chief Executive Officer	May 10, 2002
/s/ DONALD LAFLER Donald Lafler Executive Vice President Chief Financial Officer	May 10, 2002

QuickLinks

TABLE OF CONTENTS
PART 1 FINANCIAL INFORMATION
FINANCIAL STATEMENTS PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (dollars and share amounts in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Income (Unaudited) (dollars in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (dollars in thousands)
Pacific Capital Bancorp and Subsidiaries Notes to Consolidated Condensed Financial Statements March 31, 2002 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of matters to a vote of security holders
  Item 5. Other information
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES