Form 10-Q/A
period 2002-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2002-07-19
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A

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
PART II. OTHER INFORMATION		49
Item 1	Legal proceedings	49
Item 4	Submission of Matters to a vote of security holders	49
Item 5	Other information	49
Item 6	Exhibits and Reports on Form 8-K	49
SIGNATURES		50

PART 1

FINANCIAL INFORMATION

        This amendment on Form 10-Q/A is filed to restate the Company's Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects adjustments related to the refund loan and transfer programs that were discovered subsequent to the filing the Form 10-Q with the Securities and Exchange Commission on May 14, 2002. The first matter is the nonrecognition of some recoveries of loans charged-off in the prior year and collected in the first quarter. The second matter is the nonrecognition of certain fee income. Refer to Note 1 for further details on the adjustments.

        In the Company's Quarterly Report on Form 10-Q for the first quarter of 2002 as originally filed with the Securities and Exchange Commission on May 14, 2002, the Company noted that the financial statements included in the report had not been reviewed by the registrant's independent accountants as is normally required under rules promulgated by the Securities and Exchange Commission. The Commission has issued temporary rules relating to the financial statements of registrants which were clients of Arthur Andersen LLP permitting the filing of reports without review if the registrant chose not to continue the engagement of Arthur Andersen LLP. Registrants are required to have the financial statements reviewed when a new firm is engaged.

        As previously reported, the Company has engaged PricewaterhouseCoopers, LLP as its independent accountants for 2002 and the unaudited financial statements included in this amended Quarterly Report on Form 10-Q/A for the first quarter of 2002 have now been reviewed by that firm.

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	Mar 31, 2002 Restated	Dec 31, 2001
Assets:
Cash and due from banks	$159,011	$136,457
Federal funds sold and securities purchased under agreements to resell	—	94,500

Cash and cash equivalents	159,011	230,957

Securities (Note 4):
Held-to-maturity	64,772	71,967
Available-for-sale	798,692	699,076
Loans, net of allowance of $55,725 at March 31, 2002 and $48,872 at December 31, 2001 (Note 5)	2,816,939	2,750,220
Premises and equipment, net	65,246	63,103
Accrued interest receivable	24,206	20,425
Other assets (Note 6)	194,643	125,181

Total assets	$4,123,509	$3,960,929

Liabilities:
Deposits:
Noninterest bearing demand deposits	$807,058	$718,441
Interest bearing deposits	2,548,413	2,647,134

Total Deposits	3,355,471	3,365,575
Securities sold under agreements to repurchase and Federal funds purchased	66,840	45,073
Long-term debt and other borrowings (Note 7)	280,241	188,331
Accrued interest payable and other liabilities	80,704	36,074

Total liabilities	3,783,256	3,635,053

Shareholders' equity
Common stock (no par value; $0.33 per share stated value; 60,000 authorized; 26,082 outstanding at March 31, 2002 and 26,206 at December 31, 2001)	8,696	8,737
Surplus	102,895	106,929
Accumulated other comprehensive income (Note 8)	1,625	4,795
Retained earnings	227,037	205,415

Total shareholders' equity	340,253	325,876

Total liabilities and shareholders' equity	$4,123,509	$3,960,929

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2002 Restated	2001
Interest income:
Interest and fees on loans	$67,196	$79,192
Interest on securities	10,534	11,298
Interest on Federal funds sold and securities purchased under agreements to resell	721	3,409
Interest on commercial paper	50	272

Total interest income	78,501	94,171

Interest expense:
Interest on deposits	13,928	25,428
Interest on securities sold under agreements to repurchase and Federal funds purchased	493	1,674
Interest on other borrowed funds	3,124	2,839

Total interest expense	17,545	29,941

Net interest income	60,956	64,230
Provision for credit losses	14,089	11,868

Net interest income after provision for credit losses	46,867	52,362

Noninterest revenue:
Service charges on deposits	3,454	2,995
Trust fees	3,659	3,398
Other service charges, commissions and fees, net	17,841	15,762
Net gain on securities transactions	69	2
Other income	11,496	2,074

Total noninterest revenue	36,519	24,231

Operating expense:
Salaries and benefits	19,967	18,847
Net occupancy expense	3,457	2,656
Equipment expense	1,894	2,053
Other expense	13,795	14,494

Total operating expense	39,113	38,050

Income before income taxes	44,273	38,543
Applicable income taxes	16,749	15,629

Net income	$27,524	$22,914

Earnings per share—basic (Note 2)	$1.05	$0.86
Earnings per share—diluted (Note 2)	$1.05	$0.86

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2002 Restated	2001
Cash flows from operating activities:
Net Income	$27,524	$22,914
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,205	2,652
Provision for credit losses	13,864	11,868
Net amortization of discounts and premiums for securities and commercial paper	(775)	(1,877)
Net change in deferred loan origination fees and costs	(64)	(613)
Net gain on sales and calls of securities	(69)	(2)
Change in accrued interest receivable and other assets	(70,943)	12,572
Change in accrued interest payable and other liabilities	44,630	43,932

Net cash provided by operating activities	16,372	91,446

Cash flows from investing activities:
Proceeds from sales, calls, and maturities of securities	70,542	105,722
Purchase of securities	(167,589)	(22,020)
Proceeds from sale or maturity of commercial paper	50,000	50,043
Purchase of commercial paper	(50,000)	(50,043)
Net increase in loans made to customers	(80,519)	(79,872)
Purchase or investment in premises and equipment	(4,348)	(3,664)

Net cash used in investing activities	(181,914)	166

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,104)	221,627
Net increase (decrease) in borrowings with maturities of 90 days or less	71,767	(15,689)
Proceeds from long-term debt and other borrowing	101,500	—
Payments on long-term debt and other borrowing	(59,590)	(10,821)
Cash paid for retirement of stock	(5,010)	—
Proceeds from issuance of common stock	935	3,107
Dividends paid	(5,902)	(5,832)

Net cash provided by financing activities	93,596	192,392

Net increase (decrease) in cash and cash equivalents	(71,946)	284,004
Cash and cash equivalents at beginning of period	230,957	195,864

Cash and cash equivalents at end of period	$159,011	$479,868

Supplemental disclosure:
Interest paid during period	$19,548	$28,960
Income taxes paid during period	$1,300	$1

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended March 31,
	2002 Restated	2001
Net income	$27,524	$22,914
Other comprehensive income, net of tax (Note 8):
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	(3,210)	3,176
Less: reclassification adjustment for gains included in net income	40	2
Unrealized loss on interest rate swaps:
Cumulative effect of accounting change	—	(589)
Arising during period	—	(441)

Other comprehensive income (loss)	(3,170)	2,148

Comprehensive income	$24,354	$25,062

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

        The company has restated its Consolidated Financial Statements for the quarter ended March 31, 2002. The restatement to the financial statements herein reflects the adjustments as described below.

        During the second quarter of 2002, the Company discovered that approximately $1.5 million of refund anticipation loan recoveries collected in the first quarter had been recognized as cash received, but had not been recognized as recoveries. Not recognizing these funds as credit loss recoveries had the effect of understating cash and due from banks and understating the allowance for loan loss as of March 31, 2002.

        During the second quarter of 2002, the Company discovered that approximately $1.7 million in fee income was reflected as a recovery to the allowance for credit losses instead of collection fees. These recoveries represent fee income as the Company is not at risk for certain refund anticpation loans as a result of another firm's assumption of the credit risk. As such, the Company will increase fee income and decrease the allowance for credit losses by $1.7 million.

        Had these two matters been identified and correctly recorded in the first quarter, the allowance for credit loss for refund loans would have been less than originally reported by $225,000. This would have required an additional provision for credit losses of $225,000 to have been recorded for the allowance for credit loss to agree with amounts determined by the Company pursuant to its allowance for credit loss methodology for refund loans at March 31, 2002. The financial statements include the effect of this additional provision.

        As a result of the adjustments described above, the impact on the Consolidated Statements of Income and Consolidated Balance Sheets is as follows ($ in thousands except per share amounts):

	March 31, 2002
	Amount Previously Reported	As Restated
CONSOLIDATED BALANCE SHEET:
Cash and due from banks	$157,545	$159,011
Cash and cash equivalents	157,545	159,011
Total Assets	4,122,043	4,123,509
Accrued interest payable and other liabilities	80,088	80,704
Total liabilities	3,782,640	3,783,256
Retained earnings	226,187	227,167
Total shareholders' equity	339,403	340,253
Total liabilities and shareholders' equity	4,122,043	4,123,509

	Quarter Ended March 31, 2002
	Amount Previously Reported	As Restated
CONSOLIDATED INCOME STATEMENT:
Provision for credit losses	$13,864	$14,089
Net interest income after provision for credit losses	47,092	46,876
Other service charges, commissions, and fees, net	16,150	17,841
Total noninterest revenue	34,828	36,519
Income before taxes	42,807	44,273
Applicable income taxes	16,133	16,749
Net income	26,674	27,524
Earnings per share—basic	1.02	1.05
Earnings per share—diluted	1.01	1.05

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

        The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, was as follows (shares and net income amounts in thousands):

Three-month Periods

	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2002
Numerator—Net Income	$27,524	$27,524

Denominator—weighted average shares outstanding	26,180	26,180

Plus: net shares issued in assumed stock option exercises		118

Diluted denominator		26,298

Earnings per share	$1.05	$1.05
Period ended March 31, 2001
Numerator—Net Income	$22,914	$22,914

Denominator—weighted average shares outstanding	26,538	26,538

Plus: net shares issued in assumed stock option exercises		171

Diluted denominator		26,709

Earnings per share	$0.86	$0.86

3.    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.

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

5.    LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

        The balances in the various loan categories are as follows:

(in thousands)	March 31, 2002 Restated	December 31, 2001	March 31, 2001
Real estate:
Residential	$726,211	$728,026	$623,857
Non-residential	561,876	593,675	572,573
Construction	235,266	185,264	179,463
Commercial loans	876,703	874,294	777,789
Home equity loans	91,055	85,025	75,867
Consumer loans	234,681	187,949	218,078
Leases	130,706	126,744	123,458
Municipal tax-exempt obligations	7,418	8,043	11,687
Other loans	8,748	10,072	7,801

Total loans	2,872,664	2,799,092	2,590,573
Allowance for credit losses	55,725	48,872	41,753

Net loans	$2,816,939	$2,750,220	$2,548,820

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

(in thousands)	All Other Loans	Tax Refund Loans Restated	Total Restated
Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	9,462	4,627	14,089
Credit losses charged against allowance	(4,399)	(5,807)	(10,206)
Recoveries added to allowance	872	2,098	2,970

Balance, March 31, 2002	$54,807	$918	$55,725

Balance, December 31, 2000	$35,078	$47	$35,125
Provision for credit losses	4,081	7,785	11,866
Credit losses charged against allowance	(1,576)	(6,252)	(7,828)
Recoveries added to allowance	608	1,982	2,590

Balance, March 31, 2001	$38,191	$3,562	$41,753

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

(in thousands)	Community Banking	Commercial Banking	Refund Programs Restated	Fiduciary	All Other	Total Restated
Three months ended March 31, 2002
Revenues from external customers	$28,088	$26,057	$42,475	$3,736	$16,167	$116,523
Intersegment revenues	9,528	—	769	193	9,701	20,191

Total revenues	$37,616	$26,057	$43,244	$3,929	$25,868	$136,714

Profit (Loss)	$8,953	$16,141	$28,976	$2,196	$(10,490)	$45,776
Interest income	22,765	25,734	16,646	—	14,859	80,004
Interest expense	11,904	—	1,713	277	3,651	17,545
Internal charge for funds	6,483	7,751	561	5	5,391	20,191
Depreciation	677	56	347	195	930	2,205
Total assets	1,241,269	1,466,940	182,764	2,353	1,230,183	4,123,509
Capital expenditures	—	—	—	—	4,348	4,348
Three months ended March 31, 2001
Revenues from external customers	$25,849	$37,312	$36,731	$3,549	$16,345	$119,786
Intersegment revenues	24,516	—	3,167	1,708	8,124	37,515

Total revenues	$50,365	$37,312	$39,898	$5,257	$24,469	$157,301

Profit (Loss)	$9,990	$9,031	$22,954	$1,887	$(3,935)	$39,927
Interest income	19,185	36,749	24,641	—	14,980	95,555
Interest expense	23,120	1	921	1,198	4,701	29,941
Internal charge for funds	12,517	23,912	3,120	—	(2,034)	37,515
Depreciation	922	32	64	31	1,603	2,652
Total assets	966,741	1,490,044	58,698	5,681	1,418,647	3,939,811
Capital expenditures	348	—	—	—	3,315	3,663

        The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002 Restated	2001
Total revenues for reportable segments	$136,714	$157,301
Elimination of intersegment revenues	(20,191)	(37,515)
Elimination of taxable equivalent adjustment	(1,503)	(1,384)

Total consolidated revenues	$115,020	$118,402

Total profit or loss for reportable segments	$45,776	$39,927
Elimination of taxable equivalent adjustment	(1,503)	(1,384)

Income before income taxes	$44,273	$38,543

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

Discount rate	11.0%
Prepayment rate	27.07%
Weighted average life of prepayable assets	51 months
Default rate	1%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary

        Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as "the Company") earned $27.7 million for the quarter ended March 31, 2002, compared to $22.9 million in the first quarter last year, an increase of $4.6 million or 20.1%. Diluted earnings per share for the first quarter of 2002 were $1.05 compared to $0.86 earned in the first quarter of 2001.

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

        Noninterest revenue, exclusive of gains or losses on securities transactions, increased by $12.2 million or 50.4% over the same quarter of 2001. Included in this increase was a $10.2 million gain from the sale of a portion of the Company's RALs, again as mentioned in "Refund Anticipation Loan and Refund Transfer Programs" below. Operating expense was $39.1 million in the first quarter of 2002 compared to $38.1 million in the same quarter of 2001.

        The above changes resulted in an operating efficiency ratio of 39.54% for the first quarter of 2002 compared to 42.35% for the first quarter of 2001. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2002, the Company's return on average assets for the quarter was 2.56% compared to 2.31% for the first quarter of 2001, and the return on average equity was 34.19% compared to 29.82%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of the RAL/RT programs in both periods, ROE and ROA were 13.7% and 1.05%, respectively, for the first quarter of 2002, compared to 12.0% and 0.97%, respectively, for the same period in 2001. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the first quarter of 2002 was 55.0% and 61.2% in the first quarter of 2001.

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

TABLE 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS ($ in millions)

	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1997	$2,241	$1,985	88.5%
1998	2,631	2,322	88.3
1999	2,780	2,405	86.5
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,391	3,691	84.1

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

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)

	Three months ended March 31, 2002
				Three months ended March 31, 2001
	Balance Restated	Income Restated	Rate(4) Restated
(dollars in thousands)				Balance	Income	Rate(4)
ASSETS
Money market instruments
Commercial paper	$8,440	$50	2.40%	$18,153	$271	6.05%
Federal funds sold	186,724	721	1.57%	273,995	3,410	5.05%

Total money market instruments	195,164	771	1.60%	292,148	3,681	5.11%

Securities:(2)
Taxable	638,639	8,012	5.09%	589,287	8,884	6.11%
Non-taxable	169,676	3,965	9.35%	157,154	3,711	9.45%

Total securities	808,315	11,977	6.01%	746,441	12,595	6.84%

Loans(3)
Commercial	674,962	13,292	7.99%	661,208	20,418	12.52%
Real estate	1,847,820	31,361	6.79%	1,542,826	27,681	7.18%
Consumer	563,489	22,603	16.27%	460,242	31,181	27.48%

Total loans	3,086,271	67,256	8.84%	2,664,276	79,280	12.07%

Total earning assets	4,089,750	80,004	7.93%	3,702,865	95,556	10.47%

Non-earning assets	301,100			323,935

TOTAL ASSETS	$4,390,850			$4,026,800

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,338,015	2,924	0.89%	$1,323,942	8,356	2.56%
Time certificates of deposit	1,377,626	11,004	3.24%	1,200,326	17,072	5.77%

Total interest bearing deposits	2,715,641	13,928	2.08%	2,524,268	25,428	4.09%

Borrowed funds:
Repos and fed funds purchased	151,561	493	1.32%	135,711	1,674	5.00%
Other borrowings	191,488	3,124	6.62%	138,067	2,839	8.34%

Total borrowed funds	343,049	3,617	4.28%	273,778	4,513	6.69%

Total interest bearing liabilities	3,058,690	17,545	2.33%	2,798,046	29,941	4.34%

Noninterest-bearing demand deposits	975,435			868,043
Other liabilities	27,983			49,099
Shareholders' equity	328,742			311,612

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$4,390,850			$4,026,800

Interest income/earning assets			7.93%			10.47%
Interest expense/earning assets			1.74%			3.28%

NET INTEREST INCOME/MARGIN		62,459	6.19%		66,112	7.19%
Provision for credit losses charged to operations/earning assets		14,089	1.40%		11,868	1.28%

Net interest margin after provision for credit losses on tax equivalent basis		48,370	4.79%		54,244	5.89%

(1)
Income amounts are presented on a fully taxable equivalent basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

TABLE 3—RATE/VOLUME ANALYSIS(1)(2)

	Three months ended March 31, 2002 vs. March 31, 2001
(in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Interest income:
Money market instruments
Commercial paper	$(9,713)	$(221)	$(117)	$(104)
Federal funds sold	(87,271)	(2,689)	(1,839)	(850)
Total money market investment	(96,984)	(2,910)	(1,956)	(954)

Securities:
Taxable	49,352	(872)	(1,570)	698
Non-taxable	12,522	254	(38)	292

Total securities	61,874	(618)	(1,608)	990

Loans
Commercial loans	13,754	(7,126)	(7,542)	416
Real estate loans	304,994	3,680	(1,535)	5,215
Consumer loans	103,247	(8,578)	(14,562)	5,984

Total loans	421,995	(12,024)	(23,639)	11,615

TOTAL EARNING ASSETS	386,885	(15,552)	(27,203)	11,651

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	14,073	(5,432)	(5,520)	88
Time certificates of deposit	177,300	(6,068)	(8,313)	2,245

Total interest bearing deposits	191,373	(11,500)	(13,833)	2,333

Borrowed funds:
Repos and fed funds purchased	15,850	(1,181)	(1,356)	175
Other borrowings	53,421	285	(665)	950

Total borrowed funds	69,271	(896)	(2,021)	1,125

TOTAL INTEREST BEARING LIABILITIES	260,644	(12,396)	(15,854)	3,458

NET INTEREST INCOME	$126,241	$(3,156)	$(11,349)	$8,193

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

        Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate).

TABLE 4—Asset Quality

(dollars in thousands)	March 31, 2002 Restated	December 31, 2001	September 30 2001	June 30, 2001	March 31, 2001
Company Amounts:
Loans delinquent 90 days or more	$1,609	$3,179	$5,474	$4,335	$2,983
Nonaccrual loans	19,091	16,940	15,141	19,627	19,197

Total noncurrent loans	20,700	20,119	20,615	23,962	22,180
Foreclosed collateral	—	—	—	—	—

Total nonperforming assets	$20,700	$20,119	$20,615	$23,962	$22,180

Allowance for credit losses other than RALs	$54,807	$48,872	$43,886	$41,242	$38,191
Allowance for RALs	693	—	—	—	3,562

Total allowance	$55,500	$48,872	$43,886	$41,242	$41,753

Company Ratios (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.93%	1.75%	1.61%	1.56%	1.51%
Coverage ratio of allowance for credit losses to noncurrent loans	265%	243%	213%	172%	172%
Ratio of noncurrent loans to total loans	0.73%	0.72%	0.76%	0.91%	0.88%
Ratio of nonperforming assets to total assets	0.51%	0.51%	0.55%	0.65%	0.57%
FDIC Peer Group Ratios:
Coverage ratio of allowance for credit losses to total loans	n/a	1.79%	1.91%	1.84%	1.84%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	168%	171%	178%	179%
Ratio of noncurrent loans to total loans	n/a	1.07%	1.12%	1.05%	1.03%
Ratio of nonperforming assets to total assets	n/a	0.73%	0.77%	0.73%	0.72%

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

Noninterest Revenue and Operating Expense

        Noninterest revenue consists of income earned other than interest. The largest individual component of noninterest revenue is the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees are included within "Other Service Charges, Commissions & Fees." These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Refund Anticipation Loan and Refund Transfer Programs." The $10.2 million gain on sale of RALs is also discussed in detail in "Refund Anticipation Loan and Refund Transfer Programs."

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

TABLE 8—NONINTEREST REVENUE AND OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2002 Restated	2001
Noninterest revenue
Merchant credit card processing	$190	$1,911
Trust fees	3,659	3,399
Refund transfer fees	13,968	12,069
Gain on sale of RALs	10,170	—
Other	8,532	6,852

Total	$36,519	$24,231

Operating expense
Marketing	$583	$815
Consultants	965	1,974
Merchant credit card clearing fees	92	1,376
Other	17,506	15,038

Total	$19,146	$19,203

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

	Three Months Ended March 31,
	2002 Restated	2001
Salary and benefits as a percentage of total revenues	17.36%	15.92%
Salary and benefits as a percentage of average assets	0.45%	0.47%

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

Table 9—CAPITAL RATIOS

	Three month Periods Ended March 31,
	2002 Restated	2001	Change
Amounts:
Net Income	$27,524	$22,914	$4,610
Average Total Assets	$4,390,850	$4,026,800	$364,050
Average Total Equity	$328,742	$311,612	$17,130
Ratios:
Equity to Total Assets (period end)	8.25%	8.22%	0.03%
Annualized Return on Average Assets	2.52%	2.31%	0.21%
Annualized Return on Average Equity	33.62%	29.82%	3.80%

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

        Capital must be managed at both the Company and at the bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of March 31, 2002, the Company's total risk-based capital ratio was 11.83%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets, respectively. As of March 31, 2002, Tier I capital was 9.49% of risk adjusted assets and 6.99% of average tangible assets.

        The total risk-based capital ratio of 11.86% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled "Other Borrowings, Long-term Debt and Related Interest Expense," this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continue to grow.

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

        Dividends are paid each quarter in February, May, August and November. The current quarterly dividend rate is $0.22 per share. When annualized, this represents a payout ratio of approximately 38% of earnings per share for the trailing 12 months, within the Company's target range of 35%-40%.

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

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2002 Restated	2001
Interest income from Loans	$81,219	$79,192
Total interest income	$92,524	$94,171
Interest expense on Other borrowed funds	$4,024	$2,839
Total interest expense	$18,445	$29,941
Net interest income	$74,079	$64,230
Provision for credit losses—RALs	$6,562	$7,786
Net interest income after provision for credit losses	$58,055	$52,362
Noninterest revenue:
Other service charges, commissions and fees, net	$17,841	$15,762
Total noninterest revenues	$26,349	$24,231
Income before income taxes	$44,273	$38,543

Summary of Operating Results

        The following table summarizes operating results for the RAL and RT programs for the first quarters of 2002 and 2001.

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2002 Restated	2001
Interest income from RALs	$16,646	$24,641
Interest expense on funding	(1,713)	(921)
Intersegment revenues	769	3,167
Internal charge for funds	(561)	(3,120)

Net interest income	15,141	23,767
Provision for credit losses—RALs	(4,627)	(7,786)
Refund transfer fees and other noninterest revenue	15,658	12,090
Gain on sale of loans	10,171	—
Operating expense	(7,367)	(5,117)

Income before taxes	$28,976	$22,954

Charge-offs	$5,807	$6,252
Recoveries	(2,098)	(1,982)
Net charge-offs	$3,709	$4,270

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
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP
/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President Chief Executive Officer	July 16, 2002
/s/ DONALD LAFLER Donald Lafler Executive Vice President Chief Financial Officer	July 16, 2002

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