Form 10-Q
period 2002-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2002-08-14
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Common Stock—As of July 31, 2002 there were 34,779,484 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	4
	Consolidated Balance Sheets June 30, 2002 and December 31, 2001	4
	Consolidated Statements of Income Three and Six-Month Periods Ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows Six-Month Periods Ended June 30, 2002 and 2001	6
	Consolidated Statements of Comprehensive Income Three and Six-Month Periods Ended June 30, 2002 and 2001	7
	Notes to Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Quantitative and qualitative disclosures about market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.
PART II. OTHER INFORMATION
Item 1	Legal proceedings	55
Item 4	Submission of Matters to a vote of security holders	55
Item 5	Other information	56
Item 6	Exhibits and Reports on Form 8-K	56
SIGNATURES		57

PART 1

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except share amounts)

	June 30, 2002	Dec 31, 2001
Assets:
Cash and due from banks	$147,130	$136,457
Federal funds sold and securities purchased under agreements to resell	—	94,500

Cash and cash equivalents	147,130	230,957

Securities (Note 4):
Held-to-maturity	65,239	71,967
Available-for-sale	795,573	699,076
Loans, net of allowance of $59,122 at June 30, 2002 and $48,872 at December 31, 2001 (Note 5)	2,818,417	2,750,220
Premises and equipment, net	65,863	63,103
Accrued interest receivable	21,174	20,425
Goodwill (Note 7)	30,048	30,048
Other intangibles (Note 7)	4,800	520
Other assets (Note 6)	109,839	94,613

Total assets	$4,058,083	$3,960,929

Liabilities:
Deposits:
Noninterest bearing demand deposits	$710,803	$718,441
Interest bearing deposits	2,522,313	2,647,134

Total Deposits	3,233,116	3,365,575
Securities sold under agreements to repurchase and Federal funds purchased	120,073	45,073
Long-term debt and other borrowings (Note 8)	291,328	188,331
Accrued interest payable and other liabilities	59,161	36,074

Total liabilities	3,703,678	3,635,053

Shareholders' equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 34,731 outstanding at June 30, 2002 and 34,941 at December 31, 2001)	8,686	8,737
Surplus	100,374	106,929
Accumulated other comprehensive income (Note 9)	9,454	4,795
Retained earnings	235,891	205,415

Total shareholders' equity	354,405	325,876

Total liabilities and shareholders' equity	$4,058,083	$3,960,929

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$53,101	$56,234	$120,297	$135,422
Interest on securities	10,923	10,288	21,457	21,586
Interest on Federal funds sold and securities purchased under agreements to resell	129	1,430	850	4,888
Interest on commercial paper	—	570	50	842

Total interest income	64,153	68,522	142,654	162,738

Interest expense:
Interest on deposits	11,422	22,723	25,350	48,123
Interest on securities sold under agreements to repurchase and Federal funds purchased	337	712	830	2,419
Interest on other borrowed funds	3,897	2,077	7,021	4,917

Total interest expense	15,656	25,512	33,201	55,459

Net interest income	48,497	43,010	109,453	107,279
Provision for credit losses (Note 5)	4,696	3,358	18,785	15,226

Net interest income after provision for credit losses	43,801	39,652	90,668	92,053

Non interest revenue:
Service charges on deposits	3,470	3,298	6,924	6,294
Trust fees	3,374	3,188	7,033	6,586
Other service charges, commissions and fees, net	5,192	6,354	23,033	22,259
Net gain on sale of tax refund loans	—	—	10,170	—
Net gain on securities transactions	—	1	69	3
Other income	695	1,372	2,021	3,447

Total noninterest revenue	12,731	14,213	49,250	38,589

Operating expense:
Salaries and benefits	18,122	17,877	38,089	36,718
Net occupancy expense	3,201	2,944	6,658	5,601
Equipment expense	1,937	2,016	3,831	4,070
Other expense	9,504	12,711	23,299	27,255

Total operating expense	32,764	35,548	71,877	73,644

Income before income taxes	23,768	18,317	68,041	56,998
Applicable income taxes	8,546	6,819	25,295	22,448

Net income	$15,222	$11,498	$42,746	$34,550

Earnings per share—basic (Note 3)	$0.44	$0.32	$1.23	$0.97
Earnings per share—diluted (Note 3)	$0.43	$0.32	$1.22	$0.97
Number of shares—basic	34,815	35,487	34,859	35,436
Number of shares—diluted	35,005	35,665	35,013	35,639
Dividends declared per share	$0.17	$0.17	$0.33	$0.17
Dividends paid per share	$0.17	$0.17	$0.33	$0.33

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six-Month Periods Ended June 30,
	2002	2001
Cash flows from operating activities:
Net Income	$42,746	$34,550
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,266	5,356
Provision for credit losses	18,785	15,226
Net amortization of discounts and premiums for securities and commercial paper	(1,299)	(3,599)
Net change in deferred loan origination fees and costs	183	(1,186)
Net gain on sales and calls of securities	(69)	(3)
Change in accrued interest receivable and other assets	(23,635)	15,116
Change in accrued interest payable and other liabilities	23,087	(15,844)

Net cash provided by operating activities	64,064	49,616

Cash flows from investing activities:
Proceeds from sales of AFS securities	3,238	—
Proceeds from calls and maturities of AFS securities	102,298	153,979
Proceeds from calls and maturities of HTM securities	8,502	27,805
Purchase of AFS securities	(194,400)	(33,871)
Proceeds from sale or maturity of commercial paper	50,000	199,343
Purchase of commercial paper	(50,000)	(199,343)
Net increase in loans made to customers	(87,165)	(132,503)
Purchase or investment in premises and equipment	(7,026)	(4,675)

Net cash (used in) provided by investing activities	(174,553)	10,735

Cash flows from financing activities:
Net (decrease) increase in deposits	(132,459)	22,858
Net increase (decrease) in borrowings with maturities of 90 days or less	125,000	(40,450)
Proceeds from long-term debt and other borrowing	59,500	3,686
Payments on long-term debt and other borrowing	(6,503)	(20,282)
Cash paid for retirement of stock	(8,920)	—
Proceeds from issuance of common stock	2,314	4,568
Dividends paid	(12,270)	(7,594)

Net cash provided by (used in) financing activities	26,662	(37,214)

Net (decrease) increase in cash and cash equivalents	(83,827)	23,137
Cash and cash equivalents at beginning of period	230,957	195,864

Cash and cash equivalents at end of period	$147,130	$219,001

Supplemental disclosure:
Interest paid during period	$33,796	$54,339
Income taxes paid during period	$24,150	$13,126

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2002	2001	2002	2001
Net income	$15,222	$11,498	$42,746	$34,550
Other comprehensive income (Note 9):
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during period	13,510	(243)	7,970	5,239
Less: reclassification adjustment for losses included in net income	—	1	69	3
Unrealized loss on interest rate swaps:
Cumulative effect of accounting change	—	—	—	(1,016)
Arising during period	—	85	—	(676)
Income tax expense related to items of other comprehensive income	(5,681)	66	(3,380)	(1,492)

Other comprehensive income (loss)	7,829	(91)	4,659	2,057

Comprehensive income	$23,051	$11,407	$47,405	$36,607

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2002

(Unaudited)

1.    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (Bancorp), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the Bank or PCBNA) and two service corporations. The activities of one of the service corporations is minimal; the other is inactive. At the close of business March 29, 2002, the Company merged its two subsidiary banks, Santa Barbara Bank & Trust, and First National Bank of Central California (with its affiliates South Valley National Bank and San Benito Bank) into a new nationally chartered bank, PCBNA. PCBNA will continue to use the brand names of "Santa Barbara Bank & Trust," "First National Bank of Central California," "South Valley National Bank," and "San Benito Bank." All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. "The Bank" is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. Material intercompany balances and transactions have been eliminated.

2.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.

        For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

3.    EARNINGS PER SHARE

        Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options. Stock options with an exercise price greater than the average market price during the period have been excluded from the computations below because they are anti-dilutive.

        The computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2002 and 2001, was as follows (shares and net income amounts in thousands):

	Three-month Periods		Six-month Periods
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2002
Numerator—Net Income	$15,222	$15,222	$42,746	$42,746

Denominator—weighted average shares outstanding	34,815	34,815	34,859	34,859

Plus: net shares issued in assumed stock option exercises		189		154

Diluted denominator		35,004		35,013

Earnings per share	$0.44	$0.43	$1.23	$1.22

Anti-dilutive options excluded		76		102
Period ended June 30, 2001
Numerator—Net Income	$11,498	$11,498	$34,550	$34,550

Denominator—weighted average shares outstanding	35,487	35,487	35,436	35,436

Plus: net shares issued in assumed stock option exercises		134		152

Diluted denominator		35,621		35,588

Earnings per share	$0.32	$0.32	$0.97	$0.97

Anti-dilutive options excluded		585		506

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

(in thousands)	Held-to- Maturity	Available- for-Sale	Total
June 30, 2002
Amortized cost:
In one year or less	$3,710	$155,088	$158,798
After one year through five years	12,889	522,687	535,576
After five years through ten years	13,645	13,240	26,885
After ten years	34,995	88,242	123,237

Total Securities	$65,239	$779,257	$844,496

Estimated market value:
In one year or less	$3,817	$158,118	$161,935
After one year through five years	14,248	532,087	546,335
After five years through ten years	15,998	13,603	29,601
After ten years	40,880	91,765	132,645

Total Securities	$74,943	$795,573	$870,516

December 31, 2001
Amortized cost:
In one year or less	$9,594	$167,363	$176,957
After one year through five years	14,717	423,763	438,480
After five years through ten years	12,235	14,839	27,074
After ten years	35,421	84,834	120,255

Total Securities	$71,967	$690,799	$762,766

Estimated market value:
In one year or less	$9,686	$170,849	$180,535
After one year through five years	16,236	427,499	443,735
After five years through ten years	13,701	14,988	28,689
After ten years	39,766	85,740	125,506

Total Securities	$79,389	$699,076	$778,465

        The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2002
Held-to-maturity:
State and municipal securities	$65,239	$9,704	$—	$74,943

	65,239	9,704	—	74,943

Available-for-sale:
U.S. Treasury obligations	147,970	2,430	—	150,400
U.S. agency obligations	341,761	6,333	(32)	348,062
Collateralized mortgage obligations	165,758	3,479	(261)	168,976
Asset-backed securities	18,262	267	—	18,529
State and municipal securities	105,506	5,067	(967)	109,606

	779,257	17,576	(1,260)	795,573

	$844,496	$27,280	$(1,260)	$870,516

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
Held-to-maturity:
Mortgage-backed securities	$5	$—	$—	$5
State and municipal securities	71,962	7,422	—	79,384

	71,967	7,422	—	79,389

Available-for-sale:
U.S. Treasury obligations	152,911	2,755	(191)	155,475
U.S. agency obligations	320,985	4,844	(1,919)	323,910
Collateralized mortgage obligations	104,251	1,559	(130)	105,680
Asset-backed securities	11,662	4	(6)	11,660
State and municipal securities	100,990	3,228	(1,867)	102,351

	690,799	12,390	(4,113)	699,076

	$762,766	$19,812	$(4,113)	$778,465

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

        The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade.

5.    LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

        The balances in the various loan categories are as follows:

(in thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Real estate:
Residential	$758,139	$728,026	$675,215
Non-residential	555,789	593,675	598,273
Construction	238,358	185,264	178,542
Commercial loans	857,117	874,294	791,929
Home equity loans	100,661	85,025	81,083
Consumer loans	217,649	187,949	170,560
Leases	134,539	126,744	129,016
Municipal tax-exempt obligations	7,865	8,043	11,001
Other loans	7,422	10,072	6,065

Total loans	$2,877,539	$2,799,092	$2,641,684
Allowance for credit losses	59,122	48,872	41,242

Net loans	$2,818,417	$2,750,220	$2,600,442

        The loan balances at June 30, 2002, December 31, 2001 and June 30, 2001 are net of approximately $5,090,000, $4,908,000, and $4,910,000 respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

        Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

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

        Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the loan's effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of June 30, 2002, December 31, 2001 and June 30, 2001:

(in thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Loans identified as impaired	$48,264	$8,787	$12,663
Impaired loans for which a valuation allowance has been established	$48,264	$8,787	$12,636
Amount of valuation allowance	$7,281	$2,348	$4,987
Impaired loans for which no valuation allowance has been established	$—	$—	$27

        Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis. The following table discloses additional information about impaired loans for the three and six-month periods ended June 30, 2002 and 2001:

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
(in thousands)	2002	2001	2002	2001
Average amount of recorded investment in impaired loans	$29,777	$11,266	$20,296	$9,771
Collections of interest from impaired loans and recognized as interest income	$272	$65	$310	$81

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

        The valuation allowance for impaired loans of $7.3 million as of June 30, 2002 is included within the allowance for credit losses of $59.1 million in the "All Other Loans" column in the statement of changes in the allowance account for the three and six months ended June 30, 2002 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)	All Other Loans	Tax Refund Loans	Total
For the six months ended June 30, 2002 Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	15,396	3,389	18,785
Credit losses charged against allowance	(7,131)	(6,615)	(13,746)
Recoveries added to allowance	1,985	3,226	5,211

Balance, June 30, 2002	$59,122	$—	$59,122

For the three months ended June 30, 2002: Balance March 31, 2002	$54,807	$918	$55,725
Provision for credit losses	5,934	(1,238)	4,696
Credit losses charged against allowance	(2,732)	(808)	(3,540)
Recoveries added to allowance	1,113	1,128	2,241

Balance, June 30, 2002	$59,122	$—	$59,122

For the six months ended June 30, 2001 Balance, December 31, 2000	$35,078	$47	$35,125
Provision for credit losses	7,441	7,785	15,226
Credit losses charged against allowance	(3,707)	(8,963)	(12,670)
Recoveries added to allowance	1,166	2,395	3,561

Balance, June 30, 2001	$39,978	$1,264	$41,242

For the three months ended June 30, 2001: Balance March 31, 2001	$38,191	$3,562	$41,753
Provision for credit losses	3,358	—	3,358
Credit losses charged against allowance	(2,130)	(2,711)	(4,841)
Recoveries added to allowance	559	413	972

Balance, June 30, 2001	$39,978	$1,264	$41,242

6.    OTHER ASSETS

        Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of June 30, 2002 and December 31, 2001, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero.

        Included in other assets on the balance sheets at June 30, 2002 and December 31, 2001, are deferred tax assets of $21.1 million and $19.7 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company's tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. The increase is primarily related to provision expense. The Company cannot deduct its provision expense in its tax return in the same year in which it is recognized for financial statements. Bad debt expense is only deductible for taxes when loans are actually charged-off.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The balance at both June 30, 2002 and December 31, 2001 is $30.0 million. The goodwill is in the Community Banking segment. Prior to the effective date of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) the purchased goodwill was being amortized over 10 and 15 year periods. Amortization expense for goodwill for the second quarter of 2001 was $653,000 or $0.02 per share. For the first six months of 2001, amortization expense for goodwill was $1.3 million or $0.04 per share. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization.

        Also recorded on the balance sheet at June 30, 2002 is an intangible asset of $4.0 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. These assets and liabilities were moved to nearby branches of the Bank and the other financial institution closed their offices. The purchase was completed on March 29, 2002. The gross amount of the this intangible asset is $4.2 million with accumulated amortization of $0.2 million. Company has determined the $4.0 million must be specifically allocated to the value of the core deposits acquired, and it is in the Community Banking segment.

        Amortization expense over the next five years on current other intangibles is expected to be:

Year	(Dollars in thousands)
2002	$629
2003	$839
2004	$839
2005	$839
2006	$839
2007	$209

        Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at June 30, 2002 or December 31, 2001.

8.    LONG-TERM DEBT AND OTHER BORROWINGS

        Long-term debt and other borrowings included $202.5 million and $99.0 million of advances from the Federal Home Loan Bank of San Francisco at June 30, 2002 and December 31, 2001, respectively and $76.0 million and $89.3 million of other long-term debt at June 30, 2002 and December 31, 2001, respectively. The $76.0 million in other long term debt consists of $36.0 million in subordinated debt issued by the Bank and $40.0 million in senior notes issued by Bancorp.

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

        The following tables show the individual components of other comprehensive income and the tax impact of each.

	For the Three-Month Period Ended June 30, 2002			For the Three-Month Period Ended June 30, 2001
(dollars in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	$13,510	$5,681	$7,829	$(243)	$(102)	$(141)
Less: reclassification adjustment for losses included in net income	—	—	—	1	—	1
Unrealized loss on interest rate swaps:
Arising during period	—	—	—	85	36	49

Other comprehensive income (loss)	$13,510	$5,681	$7,829	$(157)	$(66)	$(91)

	For the Six-Month Period Ended June 30, 2002			For the Six-Month Period Ended June 30, 2001
(dollars in thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	$7,970	$3,351	$4,619	$5,239	$2,203	$3,036
Less: reclassification adjustment for losses included in net income	69	29	40	3	1	2
Unrealized loss on interest rate swaps:
Cumulative effect of accounting change	—	—	—	(1,016)	(427)	(589)
Arising during period	—	—	—	(676)	(284)	(392)

Other comprehensive income	$8,039	$3,380	$4,659	$3,549	$1,492	$2,057

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

        There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. However, with the merger of the two subsidiary banks into the Bank, the Company is now organized by business line rather than by geographical region. The Company had used six specific segments—Retail Lending, Branch Activities, Wholesale Lending, Fiduciary, Refund Programs, Northern Region—when it originally reported its operations for the three and six-months ended June 30, 2001. Branch Activities included both service operations (tellers and branch management) and relationship management. Wholesale Lending included both commercial lending and private client services. The Northern Region included branch activities, wholesale lending, trust, retail lending, and administration, comparable to the separate segments used for the Southern Region. The activities of these segments have been restated for comparability as follows to conform to the segments in use at the end of the first quarter of 2002. Retail Lending, the relationship management portion of Branch Activities, and the consumer activities of the Northern Region have been combined into Community Banking. The commercial activities of Wholesale lending and the Northern Region have been combined into Commercial Banking. The trust activities of the Northern Region have been combined with the Fiduciary segment. Refund Programs segment remains unchanged. The investment, branch service operations, and the administrative activities of the Northern Region, and the private client service activities of the wholesale lending segment have been combined with the All Other segment.

        The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended June 30, 2002
Revenues from external customers	$29,368	$25,672	$4,577	$3,467	$15,837	$78,921
Intersegment revenues	8,057	—	50	179	10,423	18,709

Total revenues	$37,425	$25,672	$4,627	$3,646	$26,260	$97,630

Profit (Loss)	$9,529	$16,991	$4,687	$2,270	$(7,672)	$25,805
Interest income	23,575	25,015	2,455	—	15,145	66,190
Interest expense	10,917	—	22	212	4,505	15,656
Internal charge for funds	6,226	7,040	—	6	5,437	18,709
Depreciation	700	58	122	20	1,161	2,061
Total assets	1,310,337	1,426,190	(17)	3,247	1,323,302	4,063,059
Capital expenditures	—	—	—	—	7,026	7,026
Three months ended June 30, 2001
Revenues from external customers	$31,256	$35,676	$3,429	$3,073	$10,690	$84,124
Intersegment revenues	21,390	—	356	1,495	7,627	30,868

Total revenues	$52,646	$35,676	$3,785	$4,568	$18,317	$114,992

Profit (Loss)	$8,925	$11,650	$2,139	$1,834	$(4,842)	$19,706
Interest income	26,917	33,132	1,410	—	8,452	69,911
Interest expense	19,996	1	—	904	4,611	25,512
Internal charge for funds	12,391	9,438	632	—	8,407	30,868
Depreciation	863	93	65	32	999	2,052
Total assets	1,289,671	1,407,172	(1,013)	1,437	963,907	3,661,174
Capital expenditures	98	22	—	—	892	1,012

(in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six months ended June 30, 2002
Revenues from external customers	$57,456	$51,729	$47,052	$7,203	$31,583	$195,023
Intersegment revenues	17,585	—	819	372	20,124	38,900

Total revenues	$75,041	$51,729	$47,871	$7,575	$51,707	$233,923

Profit (Loss)	$18,482	$33,132	$33,663	$4,466	$(18,583)	$71,160
Interest income	46,340	50,749	19,102	—	29,582	145,773
Interest expense	22,821	—	1,735	489	8,156	33,201
Internal charge for funds	12,709	14,791	561	11	10,828	38,900
Depreciation	1,377	114	469	215	2,091	4,266
Total assets	1,310,337	1,426,190	(17)	3,247	1,323,302	4,063,059
Capital expenditures	—	—	—	—	11,374	11,374
Six months ended June 30, 2001
Revenues from external customers	$57,105	$72,988	$40,160	$6,622	$27,374	$204,249
Intersegment revenues	45,906	—	3,523	3,203	15,751	68,383

Total revenues	$103,011	$72,988	$43,683	$9,825	$43,125	$272,632

Profit (Loss)	$18,915	$20,681	$25,211	$3,721	$(8,608)	$59,920
Interest income	46,102	69,881	26,051	—	23,626	165,660
Interest expense	43,116	2	852	2,102	9,387	55,459
Internal charge for funds	24,908	33,350	3,752	—	6,373	68,383
Depreciation	1,785	125	129	63	2,602	4,704
Total assets	1,289,671	1,407,172	(1,013)	1,437	963,907	3,661,174
Capital expenditures	446	22	—	—	4,207	4,675

        The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and six-month periods ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2002	2001	2002	2001
Total revenues for reportable segments	$97,630	$114,992	$233,923	$272,632
Elimination of intersegment revenues	(18,709)	(30,868)	(38,900)	(68,383)
Elimination of taxable equivalent adjustment	(2,037)	(1,389)	(3,119)	(2,922)

Total consolidated revenues	$76,884	$82,735	$191,904	$201,327

Total profit or loss for reportable segments	$25,805	$19,706	$71,160	$59,920
Elimination of taxable equivalent adjustment	(2,037)	(1,389)	(3,119)	(2,922)

Income before income taxes	$23,768	$18,317	$68,041	$56,998

11.  NEW ACCOUNTING PRONOUNCEMENTS

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

        As indicated in Note 7, the Company adopted SFAS 142 on January 1, 2002. With the adoption of SFAS 142, goodwill resulting from business acquisitions is no longer subject to amortization over its estimated useful life. Rather, this goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has determined the levels of business at which goodwill impairment will be assessed, specifically, one level below its operating segments (See note 10). Additionally, an acquired intangible asset is separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives. The Company has determined that there is no material impact from the adoption of SFAS 142 on existing goodwill and other intangible assets.

        The FASB issued Statement of Financial Accountants Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. The Company is required to adopt this statement by January 1, 2003. The Company has no plans to exit or dispose of any of its segments or lines of business and therefore does not anticipate that adoption of the statement will result in any material impact on the Company's results of operations, financial position, or cash flows.

12.  CONTINGENCIES

        The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company's financial position, results of operations, or cash flows.

        Securities totaling approximately $792.2 million and $572.3 million at June 30, 2002 and 2001, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank (FHLB) advances, customer repurchase agreements, and other borrowings as required or permitted by law.

        Loans secured by first trust deeds on residential and commercial property of $687.1 million and $603.1 million at June 30, 2002 and 2001, respectively, were pledged to the FHLB as security for borrowings.

13.  TRANSFERS AND SERVICING OF FINANCIAL ASSETS

  Indirect Auto Securitization

        During the second quarter of 2001, the Bank securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $1.4 million. Retained interest held by the Bank upon completion of this securitization was $3.5 million. The transaction was conducted through the Bank Automobile Loan Securitization Corporation, a wholly owned subsidiary of the Bank. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

        As of June 30, 2002, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$26,318
Retained interest	$2,037
Principal amount of delinquencies greater than 30 days	$460

        From inception and for the second quarter of 2002:

	From Inception	YTD June 30, 2002
(in thousands)
Net credit losses	$431	$198
Cash flows received for servicing fees	$327	$83
Cash flows received on retained interests	$1,233	$258

        The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

        Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At June 30, 2002
Discount rate	11%	11%
Prepayment rate	26.85%	33.11%
Weighted average life of prepayable assets	51 months	34 months
Default rate	1.00%	1.73%

        The impact of changes on these assumptions to the carrying amount of the retained interests have been reflected in the Company's statements of financial position and results of operations.

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

        The one swap in place at the end of the second quarter of 2002 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at June 30, 2002 was $28.9 million with a fair value loss of approximately $1.5 million. This loss is exactly offset by an increase in the value of the loan because the swap and loan have identical terms. The Company had other specific and non-specific hedges in place during 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these hedges to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter of 2001. Additional charges were taken in the second and third quarters of 2001for the market adjustment that arose during those quarters. These charges are recorded as reductions of noninterest income. These swaps were entered into prior to 2001 when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining, the Company elected to dispose of these swaps during the third quarter of 2001. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000. Taking the loss on disposal avoided further losses caused by the additional rate drops in the third and fourth quarters of 2001.

        In addition to the interest rate swaps the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of June 30, 2002, there were swaps with a notional amount of $36.8 million. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged the Company's customer that is in excess of the fee paid by the Company to the other financial institution.

15.  STOCK SPLIT

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All share and per share amounts appearing in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

        Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as "the Company") earned $15.2 million for the quarter ended June 30, 2002, compared to $11.5 million in the second quarter last year, an increase of $3.7 million or 32.4%. Diluted earnings per share for the second quarter of 2002 were $0.43 compared to $0.32 earned in the second quarter of 2001. The Company earned $42.7 million for the six-month period ended June 30, 2002, up $8.2 million or 23.7% compared to the same period of 2001. Diluted earnings per share for the six-month period ended June 30, 2002 were $1.22 compared to $0.97 for the comparable period of 2001.

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

        Compared to the second quarter of 2001, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis for the second quarter of 2002 increased by $6.1 million, an increase of 13.8%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were down significantly compared to the second quarter of 2001. Tax equivalent interest on loans for the second quarter decreased 5.4%, from $56.3 million for 2001 to $53.2 million for 2002. Average loan balances increased from $2.63 billion during the second quarter of 2001, to $2.87 billion during the same quarter of 2002, an 8.9% increase. Average interest-bearing deposits and liabilities increased $165.6 million or 6.1%. Despite the growth in deposits, interest expense decreased $9.9 million or 38.6% due to the lower rate environment in the second quarter of 2002 compared to 2001.

        Provision expense for the second quarter of 2002 for loans other than tax refund loans was $4.7 million, compared to the $3.4 million provided in the second quarter of 2001. This increase was due to the growth in the loan portfolios and the impact of loan portfolios of the deterioration in the economy that occurred in the second half of 2001 and early 2002.

        Noninterest revenue, exclusive of gains or losses on securities transactions, decreased by $1.5 million or 10.4% over the same quarter of 2001. Operating expense was $32.8 million in the second quarter of 2002 compared to $35.5 million in the same quarter of 2001. Detail on changes in the larger components of noninterest revenue and other expense not presented in the Consolidated Statements of Income are disclosed later in this discussion.

        The above changes resulted in an operating efficiency ratio of 51.79% for the second quarter of 2002 compared to 60.65% for the second quarter of 2001. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2002, the Company's return on average assets for the quarter was 1.53% compared to 1.22% for the second quarter of 2001, and the return on average equity was 18.17% compared to 14.43%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of the RAL/RT programs in both periods, ROE and ROA were 16.15% and 1.26%, respectively, for the second quarter of 2002, compared to 13.80% and 1.11%, respectively, for the same period in 2001. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the second quarter of 2002 was 53.92% and 60.99% in the second quarter of 2001.

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

        Bancorp has two other subsidiaries. PCB Services Corporation (formerly named Pacific Capital Commercial Mortgage, Inc.) was used through the middle of 2001 to broker commercial mortgages to other financial institutions. Pacific Capital Services Corporation is an inactive corporation.

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

CRITICAL ACCOUNTING POLICIES

        A number of critical accounting policies are used in the preparation of the consolidated financial statements which this discussion accompanies.

The Use of Estimates

        The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires Management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

The principal areas in which estimates are used are as follows:

        An estimate of the amount of the inherent loss in the Company's loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled "Credit Quality and the Allowance for Credit Losses" and in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 2001 on Form 10-K (the Company's 2001 10-K). If the estimate of losses developed by Management is materially understated, the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods.

        The Company's deferred tax assets are explained in the section below titled "Income Tax" and in Note 8 to the Consolidated Financial Statements presented in the Company's 2001 10-K. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company's net income will be reduced.

        The Company uses certain estimates regarding employees to determine its liability for Post Retirement Health Benefits. These estimates include life expectancy, length of time before retirement, and future rates of growth of medical costs. Should these estimates prove materially wrong, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits.

        The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 13. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down the residual value.

        Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are available for sale investment securities, goodwill and other intangible assets, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high.

        Available-for-sale securities: the fair values of most securities classified as available-for-sale based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

        Goodwill and other intangible assets: As discussed in Note 7 to the Consolidated Financial Statements which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

        Other real estate owned and impaired loans: the fair value of other real estate owned or collateral supporting impaired loans is generally determined from appraisals obtained from independent appraisers. The Company also must estimate the costs to dispose of the property. This is generally done based on experience with similar properties.

Alternative Methods of Accounting

        The accounting and reporting policies of Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities.

        The few areas where choices are available are as follows:

        The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company's methods of depreciation and the lives of fixed assets are described in Note 1 to the Consolidated Financial Statements presented in the Company's 2001 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced. The Company's methods of amortizing assets other than fixed assets are described in various Notes to the Consolidated Statements this discussion accompanies or in specific notes to these statements or notes in the Company's 2001 10-K as appropriate. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

        When the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year in the Company's Annual Reports on Form 10-K as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2001, had the Company elected the second method of accounting for its stock options, the impact would be to lower net income and earnings per share by approximately 1.5%.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company's financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Notes 11, 13, and 14 to the consolidated financial statements.

RISKS FROM CURRENT EVENTS

        The risk environment for the Company changed due to the terrorist attacks of September 11, 2001, as it has for all other banks. The Federal Reserve Bank immediately injected a large amount of liquidity into the country's banking system to assist the clearing of payments between banks. Concurrent with this action was a tightening of procedures to prevent money laundering, increased scrutiny of foreign transactions, and requests from authorities to review customer lists for contacts with certain individuals suspected of connection with the attacks or other acts detrimental to the interests of the United States. Much of the extra liquidity was removed from the system by the beginning of the first quarter of 2002. The Company has been able to adjust to these new changes without material impact.

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

        Since September 11, 2001 there have been occasional warnings of possible terrorist activity. While no events have occurred up to the time this document was written, further incidents, especially ones targeting the country's financial systems could have a negative impact on the Company.

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

Table 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS (dollars in millions)

	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1997	$2,241	$1,985	88.5%
1998	2,631	2,322	88.3
1999	2,780	2,405	86.5
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,390	3,691	84.1
2nd Quarter 2002	4,045	3,269	80.8

        Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company relied more on nondeposit funding sources, primarily borrowing funds from other financial institutions. This occurred as loan growth in general exceeded deposit growth and because matching the maturities of assets (see "Interest Rate Sensitivity" below) was more easily accomplished by borrowing from the Federal Home Loan Bank (FHLB) than by trying to obtain longer term certificates of deposit. The percent of the Company's assets funded by deposits for the second quarter of 2002 of 80.8% compares to 68.1% for the Company's peers of $1 billion to $10 billion in assets (See Note A: Notes are found at the end of this report). Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered by the rates earned on the assets acquired. As discussed below in the section titled "Other Borrowings, Long-term Debt and Related Interest Expense," such borrowings may have certain advantages in a declining interest rate environment.

        The overall growth trend shown above for the Company is due in part to the continuing consolidation in the financial services industry. First, acquisitions in 1997 of First Valley Bank and of Citizen's State Bank, and in 2000 of Los Robles Bank added $377 million to the Company's assets and $333 million to deposits. Second, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company and new customers have been added. The Company attributes this to its efforts to maintain the acquired institution's character and management in place. Because the Company's mergers with FNB and SBB were accounted for by the pooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances. However, growth at these institutions subsequent to the mergers is reflected in the table above. Third, the Bank has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company acquired some of the assets and deposits of two of the branches of another financial institution on March 29, 2002. While these balances are included in the period-end amounts reported on the Company's Consolidated Balance Sheet as of March 31, 2002, the acquisition occurred too late in the quarter to impact the average balances in the table by more than a minimal amount.

        The major reason for the large increases in average assets and deposits during the first quarters of 2000, 2001, and 2002, and the subsequent decrease to the next quarter, was the significant expansion of the Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to the outstanding checks issued for loans and transfers (See Note B) and to the issuance in the first quarters of 2000, 2001, and 2002 of certificates of deposit to fund the refund loans.

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

Comparison of Net Interest Income and Net Interest Margin:

        Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and six-month periods ended June 30, 2002 and 2001 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2001 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2B shows that for the first six months of 2002, savings and interest-bearing transaction accounts averaged $1.4 billion, interest expense for them was $5.8 million, and the average rate paid was 0.87%. In the first six months of 2001, savings and interest-bearing transaction accounts averaged $1.3 billion, interest expense for them was $15.2 million, and the average rate paid was 2.33%. Table 3 shows that the $9.4 million decrease in interest expense for demand deposits from the first six months of 2001 to the first six months of 2002 is the net result of a $7,000 increase in interest expense due to higher balances in 2002, and a decrease of $9.4 million due to lower rates paid during 2002.

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

        As shown in Table 2A, the net interest margin—5.41%—and net interest income—$50.5 million—for the second quarter of 2002 were higher than the comparable figures—5.10% and $44.4 million—for the second quarter of 2001. However, as noted at the start of this discussion, the RAL and RT programs introduce significant seasonality to the Company's operating results. Specifically impacting the net interest margin is the RAL interest income and the interest expense for the borrowings used to fund the loans. Therefore, during for the first and second quarters, it is more informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the second quarter of 2002 was 5.17% compared to 5.08% for the second quarter of 2001 (See Note C).

        While the net interest margins exclusive of RAL impacts are relatively similar for the second quarters of 2001 and 2002, the interest rate environment during the two quarters was significantly different. The FRB's target Federal funds rate averaged 4.32% in the second quarter of 2001 and averaged 1.75% in the second quarter of 2002. The interest rate yield curve was very flat during the second quarter of 2001 and relatively steep during the second quarter of 2002 (See Note D). During 2001 and 2002 the Company made some changes to the composition of assets and liabilities as it responded to an environment that continued to change during the second half of 2001. Though the FRB has not changed its target rate since December, the Company has continued to take steps to protect and improve its net interest margin and/or net interest income.

        As explained below, over a one-year time horizon, the Company's net interest income is negatively impacted by declining interest rates. As interest rates dropped during 2001, net interest income and the net interest margin declined as the rates on the Company's overnight funds and prime rate loans immediately dropped while deposit rates were slower to decline. Table 2A shows that tax equivalent net interest income of $50.5 million for the second quarter of 2002 exceeded by $6.1 million the same figure for 2001. Table 3 shows that of the $6.1 million, $1.8 million was due to changes in rates and $4.3 million was due to changes in volume. The positive impact of changes in rates would be consistent with the larger relative decline of 1.58% in the cost of funds from the second quarter of 2001 (3.75%) to the second quarter of 2002 (2.17%) than the 0.96% decline in the average rate earned on assets from the second quarter of 2001 (8.04%) to the second quarter of 2002 (7.08%). However, when the RAL impacts are removed from this table, the decline in rates of the liabilities is 1.42% and the decline in rates on the assets is 1.19%. This indicates that much of the benefit from the lower cost of funds from one year to the next related to the funding for RALs.

        While the Company's net interest margin in the second quarter of 2002 compared to the same quarter a year ago benefited from the relatively larger decrease in cost of funds than the rate earned on assets, the primary reasons the Company was able to improve the net interest margin exclusive of the RAL impacts relate to changes in the balances or volume of the assets and liabilities. The Company increased its average earning assets by $316.7 million from the second quarter of 2001 to the second quarter of 2002 compared to an increase of $180.9 million in interest bearing liabilities. In addition, the increase in earning assets occurred in the loan and securities portfolios while the short term and overnight funds balances decreased.

        Part of these volume and product mix changes were the result of a decision in the first quarter of 2002 to retain more of the residential real estate loans that the Company was originating and to purchase additional securities. These actions were funded by reducing the amount of overnight funds carried by the Company and borrowing from the Federal Home Loan Bank (FHLB). Approximately $75 million in these assets were retained or purchased in the first and second quarters. The Company may take further such actions in the third and fourth quarters if the interest rate environment makes such steps advantageous.

TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Three months ended June 30, 2002			Three months ended June 30, 2001
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
ASSETS:
Money market instruments:
Commercial paper	$—	$—	0.00%	$44,895	$570	4.09%
Federal funds sold	26,290	129	1.97%	142,402	1,430	4.03%

Total money market instruments	26,290	129	1.97%	187,297	2,000	4.28%

Securities: (2)
Taxable	684,655	8,432	4.94%	507,781	7,870	6.22%
Non-taxable	169,197	4,391	10.38%	160,348	3,739	9.33%

Total securities	853,852	12,823	6.02%	668,129	11,609	6.97%

Loans: (Note D) (3)
Commercial	660,035	13,151	7.99%	694,337	13,721	7.93%
Real estate	1,868,008	31,341	6.71%	1,625,737	34,854	8.58%
Consumer	339,693	8,746	10.33%	313,735	7,727	9.88%

Total loans	2,867,736	53,238	7.45%	2,633,809	56,302	8.57%

Total earning assets	3,747,878	66,190	7.08%	3,489,235	69,911	8.04%

Non-earning assets	297,181			318,728

TOTAL ASSETS	$4,045,059			$3,807,963

LIABILITIES AND SHAREHOLDER'S EQUITY:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,367,495	2,889	0.85%	$1,312,790	6,867	2.10%
Time certificates of deposit	1,161,612	8,533	2.95%	1,197,758	15,856	5.31%

Total interest bearing deposits	2,529,107	11,422	1.81%	2,510,548	22,723	3.63%

Borrowed funds:
Repos and fed funds purchased	90,654	337	1.49%	92,053	712	3.10%
Other borrowings	273,383	3,897	5.72%	124,993	2,077	6.67%

Total borrowed funds	364,037	4,234	4.67%	217,046	2,789	5.15%

Total interest bearing liabilities	2,893,144	15,656	2.17%	2,727,594	25,512	3.75%

Noninterest-bearing demand deposits	739,486			676,141
Other liabilities	72,587			81,058
Shareholders' equity	339,842			323,170

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,045,059			$3,807,963

Interest income/earning assets			7.08%			8.04%
Interest expense/earning assets			1.67%			2.94%

NET INTEREST INCOME/MARGIN		50,534	5.41%		44,399	5.10%
Provision for credit losses charged to operations/earning assets		4,696	0.50%		3,358	0.38%

Net interest margin after provision for credit losses on tax equivalent basis		45,838	4.91%		41,041	4.72%

(1)
Income amounts are presented on a fully taxable equivalent basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Six months ended June 30, 2002			Six months ended June 30, 2001
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
ASSETS:
Money market instruments:
Commercial paper	$4,197	$50	2.40%	$31,598	$841	5.37%
Federal funds sold	91,727	850	1.87%	208,531	4,889	4.73%

Total money market instruments	95,924	900	1.89%	240,129	5,730	4.81%

Securities: (2)
Taxable	661,775	16,444	5.01%	537,388	16,754	6.29%
Non-taxable	169,434	7,940	9.37%	158,781	7,455	9.39%

Total securities	831,209	24,384	5.92%	696,169	24,209	7.01%

Loans: (Note D) (3)
Commercial	667,459	26,437	7.99%	677,461	34,283	10.20%
Real estate	1,857,968	62,703	6.75%	1,584,836	62,534	7.89%
Consumer	450,973	31,349	14.02%	389,739	38,904	20.13%

Total loans	2,976,400	120,489	8.16%	2,652,036	135,721	10.32%

Total earning assets	3,903,533	145,773	7.53%	3,588,334	165,660	9.31%

Non-earning assets	297,595			333,337

TOTAL ASSETS	$4,201,128			$3,921,671

LIABILITIES AND SHAREHOLDER'S EQUITY:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,352,838	5,813	0.87%	$1,318,337	15,224	2.33%
Time certificates of deposit	1,269,022	19,537	3.10%	1,199,035	32,899	5.53%

Total interest bearing deposits	2,621,860	25,350	1.95%	2,517,372	48,123	3.85%

Borrowed funds:
Repos and fed funds purchased	106,603	830	1.57%	114,457	2,419	4.26%
Other borrowings	232,661	7,021	6.09%	131,517	4,917	7.54%

Total borrowed funds	339,264	7,851	4.67%	245,974	7,336	6.01%

Total interest bearing liabilities	2,961,124	33,201	2.26%	2,763,346	55,459	4.05%

Noninterest-bearing demand deposits	855,508			771,607
Other liabilities	50,425			72,969
Shareholders' equity	334,071			313,749

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,201,128			$3,921,671

Interest income/earning assets			7.53%			9.31%
Interest expense/earning assets			1.71%			3.12%

NET INTEREST INCOME/MARGIN		112,572	5.82%		110,201	6.19%
Provision for credit losses charged to operations/earning assets		18,785	0.97%		15,226	0.85%

Net interest margin after provision for credit losses on tax equivalent basis		93,787	4.85%		94,975	5.34%

(1)
Income amounts are presented on a fully taxable equivalent basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)

	Three months ended June 30, 2002 vs. June 30, 2001				Six months ended June 30, 2002 vs. June 30, 2001
(in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Commercial paper	$(44,895)	$(570)	$(285)	$(285)	$(27,401)	$(791)	$(308)	$(483)
Federal funds sold	(116,112)	(1,301)	(501)	(800)	(116,804)	(4,039)	(2,097)	(1,942)

Total money market investment	(161,007)	(1,871)	(786)	(1,085)	(144,205)	(4,830)	(2,405)	(2,425)

Securities:
Taxable	176,874	562	(1,828)	2,390	124,387	(310)	(1,970)	1,660
Non-taxable	8,849	652	437	215	10,653	485	—	485

Total securities	185,723	1,214	(1,391)	2,605	135,040	175	(1,970)	2,145

Loans:
Commercial loans	(34,302)	(570)	105	(675)	(10,002)	(7,846)	(7,346)	(500)
Real estate loans	242,271	(3,513)	(8,242)	4,729	273,132	169	(4,823)	4,992
Consumer loans	25,958	1,019	362	657	61,234	(7,555)	(9,028)	1,473

Total loans	233,927	(3,064)	(7,775)	4,711	324,364	(15,232)	(21,197)	5,965

Total earning assets	258,643	(3,721)	(9,952)	6,231	315,199	(19,887)	(25,572)	5,685

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	54,705	(3,978)	(4,253)	275	34,501	(9,411)	(9,418)	7
Time certificates of deposit	(36,146)	(7,323)	(6,857)	(466)	69,987	(13,362)	(13,499)	137

Total interest bearing deposits	18,559	(11,301)	(11,110)	(191)	104,488	(22,773)	(22,917)	144

Borrowed funds:
Repos and fed funds purchased	(1,399)	(375)	(364)	(11)	(7,854)	(1,589)	(1,434)	(155)
Other borrowings	148,390	1,820	(334)	2,154	101,144	2,104	(339)	2,443

Total borrowed funds	146,991	1,445	(698)	2,143	93,290	515	(1,773)	2,288

Total interest bearing liabilities	$165,550	(9,856)	(11,808)	1,952	$197,778	(22,258)	(24,690)	2,432

Net Interest Income		$6,135	$1,856	$4,279		$2,371	$(882)	$3,253

(1)
Income amounts are presented on a fully taxable equivalent basis.

(2)
The change not solely due to volume or rate has been prorated into rate and volume components.

Measuring Interest Rate Sensitivity:

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

        Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors: (1) some financial instruments have interest rates that are fixed for their term, others that vary as market rates change, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract while others are priced at the option of the Company according to then current market conditions; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans if market rates decline or withdraw deposits if interest rates increase, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board's target Federal funds rate, the usual reference rate.

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

        Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 2001, and June 30, 2002 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such hypothetical sudden changes:

	Shocked by -2%	Shocked by +2%
As of December 31, 2001
Net interest income	(5.87)%	+2.33%
Net economic value	+24.33%	(25.94)%
As ofJune 30, 2002
Net interest income	(9.06)%	+5.50%
Net economic value	+22.91%	(22.18)%

        In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.

        Because the measurement period for changes in net interest income is one year, the impact on net interest income from these hypothetical changes in interest rates will depend on whether more assets or liabilities will reprice within the twelve-month period. An asset or liability reprices because either (a) it matures or is sold and is replaced with a new asset or liability priced at current market rates or (b) its contractual terms call for a periodic resetting of the interest rate. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months.

        The Company remains "asset sensitive," i.e. it has more assets than liabilities repricing in the next year. Consequently, its net interest income would decrease if rates were to decline and increase if rates were to rise.

        The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. In other words, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument equal to the rate on new instruments. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument's coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

        As indicated above, net economic value in this context is the sum of the net present value of the cash flows associated with the Company's financial assets and liabilities. The net economic value of variable rate instruments does not change with increases or decreases in rates because their rates change with the market. Therefore the Company's net economic value increases or decreases as interest rates change depending on the relative proportion and maturities of fixed rate assets and liabilities and the relative terms of these instruments. The Company has more fixed rate assets than liabilities and they generally have longer maturities. Therefore, it is expected that the net economic value of the Company's portfolio will decrease when rates rise and increase when rates decline.

        It is also expected that the change in the net economic value resulting from a given change in interest rates would be greater than the change in the net interest income. This occurs because the expected change in net interest income is measured only over the next twelve months while the change in net economic value is calculated over the entire maturity term of the assets and liabilities.

        Financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the "interest rate cap" on some residential real estate loans, which may limit the amount that the loan rate may increase but not limit the amount it may decrease. An example of a non-contractual factor is the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points.

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

        For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. In fact with respect to the differences between the December 31, 2001 and the June 30, 2002 results, the change is due primarily to the changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease.

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

DEPOSITS AND RELATED INTEREST EXPENSE

        While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there was a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits included brokered certificates of deposit used to fund the loans. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Table 2B reflect this higher rate.

        The table below shows the major categories of deposits as of June 30, 2002 and 2001 and as of December 31, 2001. and the related interest expense.

(in thousands)	June 30 2002	December 31 2001	June 30 2001
Noninterest bearing deposits	$710,803	$718,441	$647,722
Interest bearing deposits:
NOW accounts	412,350	386,870	364,924
Money market deposit accounts	716,977	730,494	725,518
Other savings deposits	229,176	213,018	215,852
Time certificates of $100,000 or more	661,456	827,422	661,394
Other time deposits	502,354	489,330	510,267
	$3,233,116	$3,365,575	$3,125,677

        As indicated above in the table in "Growth Trends in Assets and Deposits, it is not unusual for deposits in the second quarter to be lower than in the first quarter. The Company typically experiences only a small amount of deposit growth in the first half of the year with most deposit growth in the second half. Approximately $158 million in brokered deposits used for funding the RAL program are included in the balance shown above for December 31, 2001. In prior years, issuance of these deposits was not initiated until the first quarter. Issuance was begun earlier for the 2002 season so that the Company could issue more two month certificates. There is less demand in the market for certificates with this maturity term than for longer terms, but they are more beneficial because their shorter term better matches the Company's need for funding.

        The table below shows the interest expense for the major categories of deposits for the three and six month periods ended June 30, 2002 and 2001.

	Interest Expense for the
	Three Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands)	2002	2001	2002	2001
NOW accounts	$211	$378	$389	$939
Money market deposit accounts	2,319	5,758	4,726	12,672
Other savings deposits	359	731	698	1,613
Time certificates of $100,000 or more	4,528	8,880	11,213	18,682
Other time deposits	4,005	6,976	8,324	14,217
	$11,422	$22,723	$25,350	$48,123

LOANS AND RELATED INTEREST INCOME

        The table in Note 5 shows the balances by loan type for June 30, 2002, December 31, 2001, and June 30, 2001. The end-of-period loan balances as of June 30, 2002 have increased by $68.2 million compared to December 31, 2001 and by $218.0 million compared to June 30, 2001. There are no RALs in these totals for 2002 or 2001. All unpaid RALs are charged-off by June 30 each year and the program has not begun at December 31.

        Within the average balance of consumer loans in Table 2B are some of the tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. As mentioned in the section below titled "Refund Anticipation Loan and Refund Transfer Programs," the loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2B.

        Without the effect of tax refund loans, average yields for loans for the three and six-month periods ended June 30, 2002 were 7.14% and 7.19%, respectively, and for the three and six-month periods ended June 30, 2001 were 8.50% and 8.73%, respectively. The decreases in average rates earned in 2002 compared to 2001 is reflective of the Federal Open Market Committee of the Federal Reserve Board continuing to decrease its target market rates during the last six months of 2001. Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

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

(in thousands)	June 30, 2002	December 31, 2001
Commitments to extend credit
Commercial	$576,357	$553,390
Consumer	$118,839	$98,228
Standby letters of credit	$43,334	$40,677

        The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. The following table shows the maturity of the commitments as of June 30, 2002.

	Total Available	Maturity Less Than 1 Yr	1-3 Yrs	4-5 Yrs	5+ Yrs
Consumer Lines of Credit	118,840	—	17	—	118,823
Commercial Lines of Credit	572,558	443,572	58,466	6,008	64,512
Guaranteed Loans	3,799	1,261	25	15	2,498
Standby Letters of Credit	43,334	26,862	13,398	64	3,010
Total	695,197	444,833	58,508	6,023	185,833

        The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

        The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for commercial and consumer loans other than residential real estate loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

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

Potential Problem Loans:

        Management has reason to believe that certain borrowers may not be able to comply with the present repayment terms of their loans, even though, in some cases, the loans are current at the time. Generally, the Company has become aware of a weakness in the financial condition of the borrower or the expected source of repayment which, if not addressed or eliminated, could create further financial deterioration. For a business customer, the weakness may be a slowdown in sales, increased expenses, or loss of a key employee. For a consumer, the weakness may be the loss of job income or health problems. These loans are regarded as potential problem loans, and a portion of the allowance is provided to cover the Company's exposure to loss as certain of these borrowers indeed fail to perform according to the terms of the notes.

        The table below shows the total potential problem loans at the end of the last five quarters. These amounts do not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 4. "Potential Problem Loans" does not have an industry-standard definition and no peer statistics are available for comparison.

(dollars in thousands)	June 30, 2002	March 31, 2002	December 31 2001	September 30, 2001	June 30, 2001
Potential problem loans	$177,969	$174,587	$138,253	$113,700	$80,228

        As the total loans in this category increased, the Company increased its allowance for credit losses to recognize the increased losses assumed to be inherent in these loans. The following table sets forth the allocation of the allowance for all potential problem loans by classification as of June 30, 2002 and 2001 (amounts in thousands).

	June 30, 2002	June 30, 2001
Doubtful	$4,166	$6,047
Substandard	21,581	8,898
Special Mention	6,781	4,210
Total	$32,528	$19,155

        Loans may migrate out of this category either by improving to a pass grade or by deteriorating to noncurrent or loss. It appears at this time that total for potential problem loans is stabilizing, i.e., there are approximately the same amount of loans exiting the category as there are being added to the category.

Noncurrent Loans and Nonperforming Assets

        Table 4 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the second quarter of 2002, and at the end of the previous four quarters. Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate).

        Only two other banks operate national tax refund loan and transfer programs. Therefore, refund loans and the portion of the allowance for credit losses that specifically relates to refund loans are excluded from the Company's ratios in the table for comparability. As explained in "Refund Anticipation Loan and Refund Transfer Programs" below, all delinquent RALs are charged off prior to becoming 90 days delinquent and therefore would never be classified as nonaccrual.

        Noncurrent loans increased by approximately $10.8 million from the end of the first quarter of 2002. This increase is in line with the Company's expectations. As the recovery of the economy is delayed, a portion of the customers will be unable to continue to keep up with their contractual payment schedules and will become delinquent enough to be classified as noncurrent.

        The Company's policies have the effect that most deteriorating consumer and small business loans do not get included in the noncurrent totals because they are generally charged-off when they become 120 days or more delinquent. Therefore, as described above, the Company must provide for losses in these loan types earlier than would be the case for larger business and commercial real estate loans. Approximately 80% of the increase in noncurrent loans was comprised of five credits. All of them were credits that had previously been identified as potential problem loans and were in industries particularly impacted by current economic conditions.

TABLE 4—Asset Quality

(dollars in thousands)	June 30, 2002	March 31, 2002	December 31, 2001	September 30 2001	June 30, 2001
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$4,056	$1,609	$3,179	$5,474	$4,335
Nonaccrual loans	27,439	19,091	16,940	15,141	19,627

Total noncurrent loans	31,495	20,700	20,119	20,615	23,962
Foreclosed collateral	—	—	—	—	—

Total nonperforming assets	$31,495	$20,700	$20,119	$20,615	$23,962

Allowance for credit losses other than RALs	$59,122	$54,807	$48,872	$43,886	$41,242
Allowance for RALs	—	918	—	—	—

Total allowance	$59,122	$55,725	$48,872	$43,886	$41,242

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	2.05%	1.93%	1.75%	1.61%	1.56%
Coverage ratio of allowance for credit losses to noncurrent loans	188%	265%	243%	213%	172%
Ratio of noncurrent loans to total loans	1.09%	0.73%	0.72%	0.76%	0.91%
Ratio of nonperforming assets to total assets	0.78%	0.51%	0.51%	0.55%	0.65%
FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.79%	1.79%	1.91%	1.84%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	161%	168%	171%	178%
Ratio of noncurrent loans to total loans	n/a	1.11%	1.07%	1.12%	1.05%
Ratio of nonperforming assets to total assets	n/a	0.77%	0.73%	0.77%	0.73%

        Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology. Also shown for comparative purposes are the Company and peer ratios of noncurrent loans to total loans and nonperforming assets to total assets.

        When the economy is changing, comparing the Company's ratios at the end of the current quarter with peers' ratios at the end of the prior quarter must be done cautiously. The Company's allowance as of the end of the current quarter may reflect impacts from the economy on the Company's borrowers which will only become apparent in the peer statistics when they are published near the end of the next quarter. The Company's allowance for credit losses (other than tax refund loans) to total loans at March 31, 2002 (1.93%) was slightly higher (by 8%) than the peer ratio (1.79%) for the same date.

        The ratio of allowance for credit loss to noncurrent loans is a common ratio reported for banks. The Company's ratio of allowance for credit loss compared to non-current loans at March 31, 2001 (265%) was higher than the ratio for its peers (161%) and then decreased to 188% at June 30, 2002. The reason for this seeming volatility is a significant portion (55% at June 30, 2002) of the allowance for credit losses relates, not to noncurrent loans, but to potential problem loans. Therefore, changes in the amount of the allowance should not be expected to vary directly with changes in the amount of noncurrent loans.

        For the six quarter ends from December 2000 through March 31, 2002, the Company's noncurrent loans had remained at approximately the same level, between $18 million and $24 million or 0.72% to

0.91% of the total portfolio. However, the ratio of allowance to noncurrent loans increased as the Company added to the allowance to provide for the additional loss exposure arising from the increased potential problem loans. The Company again added to the allowance for credit losses in the second quarter of 2002—just over $4.3 million, but the ratio of allowance to noncurrent loans decreased as noncurrent loans increased by $10.8 million.

        The following table shows the types of loans included among noncurrent and potential problem loans.

Table 5—NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)	Noncurrent Loans	Other Potential Problem Loans
Loans secured by real estate:
Construction and land development	$3,768	$26,763
Agricultural	—	2,541
Home equity lines	1,262	3,282
1-4 family mortgage	4,501	11,278
Multifamily	—	1,904
Non-residential, nonfarm	2,988	47,453
Commercial and industrial	14,003	72,760
Leases	2,640	9,565
Other Consumer Loans	2,333	2,423
Other	—	—

Total	$31,495	$177,969

Charge-offs:

Ratio of Net Charge-Offs to Average Loans:

	2002 YTD Annualized	2001	2000	1999	1998
Pacific Capital Bancorp (excl tax refund loans)	0.36%	0.33%	0.33%	0.23%	0.03%
FDIC Peers	0.91%	1.03%	0.68%	0.68%	1.02%

        Some recovery seems to be anticipated in the second half of 2002 by most economic analysts although there is not expected to be a dramatic upturn. If the pace of recovery is slow, the Company expects that potential problem loans will decline and noncurrent loans will remain stable or show slight improvement. Nonetheless, charge-offs are expected to be higher in the second half of 2002 than in the first half. Even with some recovery, Management believes that the slow or recessionary economy of the last year has lasted long enough that the ability of some customers to pay their loans has been irreparably damaged. The Company anticipates that the ratio of net charge-offs to average loans will be in the 0.50% to 0.60% range for the year 2002.

Remainder of the Allowance and Conclusion

        The remainder of the allowance is allocated to groups of loans which, while not currently regarded as potential problem loans, nonetheless, based on the Company's experience, have unidentified losses among them. The amounts allocated to noncurrent loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 2002 was adequate to cover the losses inherent in the loan and lease portfolios as of that date.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

        Uninvested cash is a nonearning asset, so the Bank strives to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell ("reverse repurchase agreements"). Federal funds sold are unsecured borrowings between financial institutions. The reverse repurchase agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans. The sales of Federal funds are done on an overnight basis as well. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management's estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles.

        As shown in Table 2A, the average balance of these short-term investments for the second quarter of 2002 was less than for the second quarter of 2001. The explanation for this is that during the second quarter of 2001, the interest rate curve was slightly negative in the short maturity range and flat in the long maturity range. This meant that the Company would have received the same or possibly a smaller yield by investing extra cash in financial instruments with a longer maturity. Consequently, the Company tended to keep the funds in overnight instruments. By the fourth quarter of 2001, the yield curve had returned to a more normal shape with longer term instruments earning more than shorter term instruments. In the first quarter of 2002, the yield curve became unusually steep as it became more generally expected that the Fed would begin raising interest rates. This allowed the Company to invest excess cash in longer-term instruments at higher rates than it would earn in overnight funds and the Company followed this course of action.

OTHER BORROWINGS, LONG-TERM DEBT AND RELATED INTEREST EXPENSE

Other Borrowings:

        Securities sold under agreements to repurchase ("repurchase agreements"), Federal funds purchased, Treasury Tax and Loan demand notes, and borrowings from the Federal Reserve Bank (FRB) are reported on the Consolidated Balance Sheets as Other Borrowings.

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

        SBB&T and FNB were both members of the FHLB and could obtain short term advances for liquidity purposes as well as the longer term borrowings they completed for interest rate risk management. With the consolidation of SBB&T and FNB into the Bank at the end of the first quarter of 2002, the bank charters were surrendered and the memberships were terminated. A new application was made by the Bank for membership in the FHLB, but the application could not be processed until financial statements were prepared for the combined entity for the first quarter of 2002. Rather than lose this source of liquidity during the application process, Management had the two banks borrow $50 million in short term advances from the FHLB just prior to the consolidation. These advances were repaid in June when they matured. The Bank's application for membership in the FHLB was also approved in June.

        Lastly, as a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company borrowed funds from this source once during the quarter.

        Table 6 indicates for other borrowings the average balance (dollars in millions), the rates and the proportion of total assets funded by them over the last seven quarters.

Table 6—OTHER BORROWINGS

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
December 2000	138.5	3.85%	3.8%
March 2001	156.0	5.60%	3.9%
June 2001	99.0	4.03%	2.6%
September 2001	78.7	3.83%	2.1%
December 2001	78.5	0.91%	2.1%
March 2002	161.6	1.34%	3.7%
June 2002	95.3	1.69%	2.4%

        Because of the relatively large cash flows that occur due to the refund loan and transfer programs, the Company tends to make more use of these short-term borrowings in the first quarter of each year than in other quarters.

Long-Term Debt:

        Long-term debt at June 30, 2002 included $202.5 million in advances from the Federal Home Loan Bank of San Francisco, $36.0 million in subordinated debt at the Bank, and $40.0 million in senior debt at Bancorp. The scheduled maturities of the advances are $72.9 million in 1 year or less, $73.1 million in 1 to 3 years, and $56.5 million in more than 3 years. The maturity of both the subordinated debt and senior debt is July 2011.

        Table 7 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 7—LONG-TERM DEBT

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
December 2000	100.3	6.38%	2.8%
March 2001	117.8	5.19%	2.9%
June 2001	118.0	6.09%	3.1%
September 2001	172.7	6.90%	4.6%
December 2001	175.8	6.51%	4.6%
March 2002	181.4	6.89%	4.1%
June 2002	268.8	5.80%	6.6%

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

NONINTEREST REVENUE AND OPERATING EXPENSE

        Noninterest revenue consists of income earned other than interest. The largest individual component of noninterest revenue is the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees are included within "Other Service Charges, Commissions & Fees." These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Refund Anticipation Loan and Refund Transfer Programs." The $10.2 million gain on sale of RALs that occurred in the first quarter of 2002 is also discussed in detail in "Refund Anticipation Loan and Refund Transfer Programs."

        Trust and investment service fees are the next largest component of noninterest revenue. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $186,000 or 5.8% from the same quarter a year ago.

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

        The following table shows some of the major items of noninterest revenue and operating expense for the three and six months ended June 30, 2002 and 2001 that are not specifically listed in the consolidated statements of income.

TABLE 8—NONINTEREST REVENUE AND OPERATING EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2002	2001	2002	2001
Noninterest revenue
Merchant credit card processing	$214	$2,098	$404	$3,965
Refund transfer fees	2,468	2,040	18,127	14,108
Noninterest expense
Marketing	$870	$963	$1,453	$1,770
Consultants	716	1,791	1,701	3,715
Merchant credit card clearing fees	283	1,750	375	3,125
Amortization of goodwill	—	653	—	1,258
Amortization of core deposit intangibles	210	9	212	17

        Included in other income for the six months ended June 30, 2001 is a gain of $1.4 million from the sale of some of the Company's indirect auto loans through a securitization as described in Note 13 to the financial statements.

        Consultant expense in the second quarter of 2002 is lower than in corresponding period of 2001. The Company had a number of special projects in progress in 2001 for which consultants were used. Also, with the slowdown in the economy, the Company has been better able to hire information technology staff than in 2001 when outsourcing had to be used.

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

        Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. The Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved.

        Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three and six-month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Salary and benefits as a percentage of total revenues	23.55%	21.61%	19.84%	18.24%
Salary and benefits as a percentage of average assets	0.45%	0.47%	0.91%	0.94%

        The increase in the ratios of salaries and benefits to total revenues for the three and six month periods ended June 31, 2002 compared to the same periods of 2001 is caused both by the increase in salaries and benefits and the decrease in revenues caused by lower interest rates. The ratio of salaries and benefits to average assets decreased from 2001 to 2002 as assets increased more than salary and benefit costs.

        Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

        The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

        The Company moved its information technology and central operations staff into new facilities in the fourth quarter of 2000. The prior operations center had been occupied in the mid-1980s when the volume of business was substantially less. The Company had been in negotiations with the owner of the new facility for several years regarding the extent of the renovation required and resistance to earthquake damage that needed to be provided. In the first quarter of 2001, the Company received the benefit from a $500,000 one-time payment from the owner of the prior facility to leave before the lease expired. This is reported as an offset to occupancy expense for the first six months of 2001.

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

        Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. While the company did not hold any Federal funds sold or repurchase agreements as of June 30, 2002, it had cash in excess of the required Federal Reserve balances and unused Federal funds and repurchase agreement facilities that in total exceeded the 5% target more than four times.

        Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At June 30, 2002, the Company's intermediate liquidity was adequate to meet all projected needs.

        Long term liquidity is to be provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At June 30, 2002, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

        As indicated above and in Note 13 of the Consolidated Financial Statements which this discussion accompanies, during 2001 the Company sold $58 million in auto loans through a securitization. This provided liquidity during the 2001 RAL season. It was not a necessary part of the liquidity plan for 2001, and no similar securitization transaction occurred in 2002. The Company did sell approximately $23 million of commercial real estate loans in early 2002. This sale was completed to test the liquidity of a portion of its loan portfolio. Just as the Company occasionally borrows funds on its uncommitted lines from other financial institutions simply to test the availability of funds under those lines, the Company has occasionally sold portions of its loan portfolio it would otherwise keep to test its ability to liquify that portion of the portfolio should it be necessary.

CAPITAL RESOURCES AND COMPANY STOCK

        The following table presents a comparison of several important amounts and ratios for the three and six-month periods ended June 30, 2002 and 2001 (dollars in thousands).

Table 9—CAPITAL RATIOS

	Three-month Periods Ended June 30,			Six-month Periods Ended June 30,
	2002	2001	Change	2002	2001	Change
Amounts:
Net Income	$15,222	$11,498	$3,724	$42,746	$34,550	$8,196
Average Total Assets	$4,045,059	$3,807,963	$237,096	$4,201,128	$3,921,671	$279,457
Average Total Equity	$339,842	$323,170	$16,672	$334,071	$313,749	$20,322
Ratios:
Equity to Total Assets (period end)	8.72%	9.01%	-0.29%	8.72%	9.01%	-0.29%
Annualized Return on Average Assets	1.53%	1.22%	0.31%	2.05%	1.78%	0.27%
Annualized Return on Average Equity	18.17%	14.43%	3.74%	25.80%	22.21%	3.59%

        The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduce significant seasonality and cause the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters. This seasonality also impacts the year-to-date ratios in subsequent quarters.

        Capital must be managed at both the Company and at the bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of June 30, 2002, the Company's total risk-based capital ratio was 12.24%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets. As of June 30, 2002, Tier I capital was 9.84% of risk adjusted assets and 7.75% of average tangible assets.

        The total risk-based capital ratio of 12.24% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled "Other Borrowings, Long-term Debt and Related Interest Expense," this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continue to grow.

        While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary banks to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank's ability to pay dividends is governed by federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its first year of operations, the Bank is limited to 2002 earnings. Earnings to date in 2002 are adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.18 per share.

        In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds were used to repay the note issued to partially fund the purchase of LRB, to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and provided some of the funds used to repurchase shares of the Company's stock during the second half of 2001 and the first quarter of 2002. In total, the Company repurchased approximately 917,000 shares at an average price of $21.86 per share.

        There are no material commitments for capital expenditures or "off-balance sheet" financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company's commitment to superior customer service and community support. Such transactions, will be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease. In addition, depending on the size of the institution acquired, Bancorp might be required to borrow funds for the cash consideration.

        In the second quarter of 2002, the Board of Directors authorized a second stock buy back plan. The plan provides for up to $20 million to be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable.

        Dividends are paid each quarter in February, May, August and November. The current quarterly dividend rate is $0.18 per share. When annualized, this represents a payout ratio of approximately 37% of earnings per share for the trailing 12 months, within the Company's target range of 35%-40%.

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All share and per share amounts in this discussion have been restated for this split.

REGULATION

        The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close branch offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Bank is required by the provisions of the CRA to make significant efforts to ensure that access to banking services is available to all members of the communities.

        As a bank holding company, Bancorp is primarily regulated by the FRB. As a nationally-chartered member bank of the Federal Reserve System, the Bank's primary Federal regulator is the Office of the Comptroller of the Currency (OCC). Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices. The primary reason for the merger of the banking charters of SBB&T and FNB into one nationally-chartered bank was to simplify the regulatory environment for the Company. Prior to the merger, SBB&T had the FRB as its primary Federal regulator and was also regulated by the California Department of Financial Institutions while FNB was regulated by the OCC.

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

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

General Description of the Program:

        Since 1992, the Company has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees are required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer's tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

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

        While the Company is one of very few financial institutions in the country to operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first six months of 2001 and 2002. These impacts and other details of the programs are discussed in the following seven sections.

Seasonality Impact on Earnings:

        Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year's net income. For 2001, the first quarter's net income was 40.8% of the net income for the year. This seasonality significantly impacts a number of performance ratios, including return on assets (ROA), return on equity (ROE) and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. The Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability with peer ratios.

Funding Impact on Various Balance Sheet and Income and Expense Accounts:

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

        The certificates of deposit were issued with terms of two, three, and six months. Funding exclusively with two month terms would have been preferable because the funding need is concentrated in the only first three weeks of February, but they were not available in sufficient quantity.

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

        The same mix of funding was used in the first quarter of 2002. However, the securitization this year was structured as a sale of the loans. This required a different accounting for fees and expenses related to the loans which were securitized. These loans represented about one half of the total loans. This different accounting is described below. The securitization was completely paid off in the first quarter of 2002.

        In general, as the volume of the program has increased, the cost of the funding has increased relative to overnight funds, but it has also become more efficient in better matching the funding to the specific days needed.

Fees for Services:

        The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, companies which have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Yield computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer's fee does not change.

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

        Credit risk has been lowered in the last three years because of the debt indicator provided by the IRS. This electronic signal indicates whether the IRS or other Federal agencies have placed liens against the taxpayer's refund because of amounts owed for past taxes, delinquent student loans, etc. The lower credit risk allowed the banks involved with the RAL product to lower their fees. However, the charge-off rate for RALs still remains approximately three times higher than for the rest of the Company's loan portfolios.

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

Risks Associated with the Program:

        The three main risks in the program are credit risk, the availability of sufficient funding at a reasonable rate, and risks associated with the IRS.

        Credit risk is managed by the use of the debt indicator supplied by the IRS supplemented by the use of credit reports. A high proportion of loans charged-off each year are collected in subsequent years. When the customer applies for loan or transfer the following year, any charged-off amount from the prior year(s) is deducted from the amount of the current loan proceeds or transfer amount as permitted by the terms of the original loan agreement.

        The Company's liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. The sources of this funding are described above in "Funding Impact on Various Balance Sheet and Income and Expense Accounts." Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to provide an adequate margin.

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

Accounting for the 2002 Securitization:

        As indicated above, the securitization arrangement used in 2002 involved a "true" sale of the loans into the securitization vehicle. Under the terms of the securitization, the Company was paid 92% of the face amount of the loans. Any of the sold loans not paid by the IRS were to be charged against the Company's retained 8% interest until that amount was exhausted. Losses on defaulted loans in excess of the 8% interest would be recognized by the securitization purchasers. The loans sold into the securitization are not included in Table 2B and the fees received on them are not included in either Table 2B or Table 3.

        The securitization changed how some of the income and expenses with the program were accounted for. All of the cash flows associated with the RALs sold to the Company's securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the Consolidated Statements of Income for the six-month period ended June 30, 2002. Specifically, these cash flows included $14.0 million in fees, $1.9 million in interest and fees charged by the securitization partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2002 and 2001. To assist the reader in comparing the Company's year-to-date results of operations for the two quarters, the following pro forma table compares selected items of income and expense for the Company as if the securitization had not taken place. It should be noted that there is no difference in the 2002 figure below for income before taxes. Because all cash flows related to the securitization were completed prior to the end of the first quarter, the difference in the accounting had the effect simply of moving items from one category of the income statement to another. This pro forma table is not intended to be a presentation in accordance with generally accepted accounting principles.

	For the Six-Month Periods Ended June 30,
	2002	2001
Interest income from loans	$134,320	$135,422
Total interest income	$156,729	$162,738
Interest expense on
other borrowed funds	$7,921	$4,917
Total interest expense	$34,153	$55,459
Net interest income	$122,576	$107,279
Provision for credit losses — RALs	$5,324	$7,786
Net interest income after provision for credit losses	$101,856	$92,053
Noninterest revenue:
Other service charges, commissions and fees, net	$23,033	$22,259
Total noninterest revenues	$39,080	$38,589
Income before income taxes	$68,041	$56,998

Summary of Operating Results

        The following table summarizes operating results for the RAL and RT programs for the three and six-month periods ended June 30, 2002 and June 30, 2001.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2002	2001	2002	2001
Interest income from RALs	$2,455	$1,410	$19,102	$26,051
Interest expense on funding	(22)	—	(1,735)	(852)
Intersegment revenues	50	356	819	3,523
Internal charge for funds	—	(632)	(561)	(3,752)

Net interest income	2,483	1,134	17,625	24,970
Provision for credit losses—RALs	1,238	—	(3,389)	(7,785)
Refund transfer fees	2,468	2,019	17,779	14,109
Gain on sale of loans	—	—	10,171	—
Operating expense	(1,502)	(1,014)	(8,523)	(6,083)

Income before taxes	$4,687	$2,139	$33,663	$25,211

Charge-offs	$808	$2,711	$6,615	$8,963
Recoveries	(1,128)	(413)	(3,226)	(2,395)

Net charge-offs	$(320)	$2,298	$3,389	$6,568

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

        Following past practice, the Company has charged-off remaining uncollected refund loans as of June 30. There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2002

        During the rest of 2002, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. Collections are also likely to be received on loans charged-off both in 2002 and in prior years.

        Also during the remainder of 2002, the Company is negotiating funding arrangements for the 2003 tax season. The Company expects to use another securitization arrangement in the 2003 tax season similar to the one used in 2002. Several parties in addition to the purchasers for 2002 have expressed an interest in participating as purchasers in 2003. Based on negotiations to date, the Company also expects to obtain funds from a committed Federal funds line from a group of other financial institutions.

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

        Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the first quarter of 2002. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

        Note B—Most of the loans or transfers are paid to the taxpayer by means of a cashier's check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes check from the deposit totals when it is paid by the Company.

        Note C—The table below shows the balances and amounts of interest income and expense that are excluded in computing these non-RAL net interest margins:

	Three Months Ended		Six Months Ended
(in thousands)	6/30/02	6/30/01	6/30/02	6/30/01
Refund loan balances:	$14,156	$72,201	$131,031	$241,408
Interest income:	$2,455	$1,410	$19,102	$28,926
Certificates of deposit	$2,000	$17,308	$106,679	$39,990
Interest expense	$22	$246	$1,735	$2,019

        Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. Because relatively few loans are made during the second quarter each year, the average balance of RALs in these quarters is primarily related to the speed of payment by the IRS of loans made in the first quarter and also related to when during the quarter delinquent loans are charged-off.

        Note D—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y axis and maturities on the X axis. The line that connects the points will normally be a curve slopping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally, the slope (or a portion of the slope) inverts and short term rates are actually higher than long term rates.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position.

Item 4. Submission of Matters to a vote of security holders:

        The Company's Annual Meeting of stockholders was held on April 23, 2002. A total of 34,960,371 shares of common tock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders: (all share amounts are restated for the effect of the 4 for 3 stock split distributed in May 2002)

Election of Directors:

        The following 12 directors were elected:

	Votes For		Votes Withheld
Edward E. Birch	29,627,620	84.75%	197,216
Richard M. Davis	29,605,041	84.68%	219,795
Richard S. Hambleton, Jr.	29,716,713	85.00%	108,123
Dale E. Hanst	29,630,299	84.75%	194,537
D. Vernon Horton	29,673,408	84.88%	151,428
Roger C. Knopf	29,513,665	84.42%	311,171
Clayton C. Larson	29,596,576	84.66%	228,260
Gerald T. McCullough	29,536,741	84.49%	288,095
Richard A. Nightingale	29,719,701	85.01%	105,135
Kathy J. Odell	29,658,456	84.83%	166,380
David W. Spainhour	29,637,399	84.77%	187,437
William S. Thomas, Jr.	29,694,857	84.94%	129,979

Approval of the 2002 Stock Plan:

        The 2002 Stock plan replaces the 1992 Restricted Stock Plan. The 2002 plan provides for a reserve of 2,000,000 shares from which to grant stock options and shares of common stock to officers and employees of the Company. The 2002 plan allows a Committee of the Board to administer the plan and to have authority for decisions relating to options and other awards granted under the plan.

        The shareholder vote was:

For	17,933,256	51.30%
Against	3,262,255	9.33%
Abstain	420,851	1.20%

Appointment of the Company's Independent Accountants:

        The proxy material distributed to shareholders for the annual meeting included a third proposal, namely the ratification of the Board of Directors' appointment of Arthur Andersen, LLP as the

Company's independent accountants for the year 2002. This proposal was withdrawn prior to the meeting date as explained in the Report on Form 8-K filed with the Commission on April 1, 2002.

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

Subject		Filing Date
Item 4.	Changes in Registrant's Certifying Accountant	April 1, 2002
Item 5.	Other Events and Regulation FD Disclosure—Merger of Subsidiary Banks into Single Charter	April 4, 2002
Item 5.	Other Events and Regulation FD Disclosure—Stock Split	April 29, 2002
Item 4	Changes in Registrant's Certifying Accountant	May 14, 2002

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher
Assistant Corporate Secretary
Pacific Capital Bancorp
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP
/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President Chief Executive Officer	August 14, 2002
/s/ DONALD LAFLER Donald Lafler Executive Vice President Chief Financial Officer	August 14, 2002

QuickLinks

TABLE OF CONTENTS
PART 1 FINANCIAL INFORMATION
FINANCIAL STATEMENTS PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (dollars in thousands except share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Income (Unaudited) (dollars in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements June 30, 2002 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
TABLE 3—RATE/VOLUME ANALYSIS (1) (2)
General Description of the Program
PART II
Item 1. Legal Proceedings
Item 4. Submission of Matters to a vote of security holders
Item 5. Other information
Item 6. Exhibits and reports on Form 8-K
SIGNATURES