Form 10-Q
period 2002-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2002-11-14
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Common Stock—As of October 30, 2002 there were 34,778,870 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements:	4
	Consolidated Balance Sheets September 30, 2002 and December 31, 2001	4
	Consolidated Statements of Income Three and Nine-Month Periods Ended September 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows Nine-Month Periods Ended September 30, 2002 and 2001	6
	Consolidated Statements of Comprehensive Income Three and Nine-Month Periods Ended September 30, 2002 and 2001	7
	Notes to Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read with reference to the Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Quantitative and qualitative disclosures about market risk are located in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.
Item 4.	Controls and Procedures

	Within the 90 days prior to the filing date of this quarterly report, Pacific Capital Bancorp carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
PART II. OTHER INFORMATION		60
Item 1.	Legal proceedings	60
Item 4.	Submission of Matters to a vote of security holders	60
Item 5.	Other information	60
Item 6.	Exhibits and Reports on Form 8-K	60
SIGNATURES		61

PART 1

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars in thousands except per share amounts)

	September 30, 2002	December 31, 2001
Assets:
Cash and due from banks	$135,340	$136,457
Federal funds sold and securities purchased under agreements to resell	26,500	94,500

Cash and cash equivalents	161,840	230,957

Securities (Note 4):
Held-to-maturity	65,415	71,967
Available-for-sale	777,638	699,076
Loans, net of allowance of $55,341 at September 30, 2002 and $48,872 at December 31, 2001 (Note 5)	2,855,301	2,750,220
Premises and equipment, net	66,743	63,103
Accrued interest receivable	19,072	20,425
Goodwill (Note 7)	30,048	30,048
Other intangible assets (Note 7)	4,583	520
Other assets (Note 6)	103,259	94,613

Total assets	$4,083,899	$3,960,929

Liabilities:
Deposits:
Noninterest bearing demand deposits	$773,961	$718,441
Interest bearing deposits	2,607,151	2,647,134

Total Deposits	3,381,112	3,365,575
Federal funds purchased and securities sold under agreements to repurchase	24,285	45,073
Long-term debt and other borrowings (Note 8)	263,028	188,331
Accrued interest payable and other liabilities	38,455	36,074

Total liabilities	3,706,880	3,635,053

Commitments and contingencies (Note 12)
Shareholders' equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 34,791 outstanding at September 30, 2002 and 34,941 at December 31, 2001)	8,701	8,737
Surplus	101,144	106,929
Accumulated other comprehensive income (Note 9)	19,335	4,795
Retained earnings	247,839	205,415

Total shareholders' equity	377,019	325,876

Total liabilities and shareholders' equity	$4,083,899	$3,960,929

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars in thousands except per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$51,540	$55,422	$171,837	$190,844
Interest on securities	10,717	9,619	32,174	31,205
Interest on Federal funds sold and securities purchased under agreements to resell	105	590	955	5,478
Interest on commercial paper	—	1,058	50	1,899

Total interest income	62,362	66,689	205,016	229,426

Interest expense:
Interest on deposits	10,954	19,348	36,304	67,471
Interest on securities sold under agreements to repurchase and Federal funds purchased	254	614	1,084	3,033
Interest on other borrowed funds	3,890	3,147	10,911	8,064

Total interest expense	15,098	23,109	48,299	78,568

Net interest income	47,264	43,580	156,717	150,858
Provision/(benefit) for credit losses (Note 5)	(1,505)	4,438	17,280	19,664

Net interest income after provision for credit losses	48,769	39,142	139,437	131,194

Non interest revenue:
Service charges on deposits	3,572	3,236	10,496	9,530
Trust fees	3,195	3,214	10,228	9,800
Refund transfer fees	146	126	16,582	14,235
Other service charges, commissions and fees, net	2,678	4,131	9,275	12,281
Net gain on sale of tax refund loans	—	—	10,170	—
Net gain on securities transactions	615	305	684	308
Other income	1,226	1,957	3,247	5,404

Total noninterest revenue	11,432	12,969	60,682	51,558

Operating expense:
Salaries and benefits	18,792	18,056	56,881	54,774
Net occupancy expense	3,692	3,299	10,350	8,900
Equipment expense	2,150	2,110	5,981	6,180
Other expense	9,625	12,444	32,924	39,699

Total operating expense	34,259	35,909	106,136	109,553

Income before income taxes	25,942	16,202	93,983	73,199
Applicable income taxes	8,326	4,923	33,621	27,369

Net income	$17,616	$11,279	$60,362	$45,830

Earnings per share—basic (Note 3)	$0.51	$0.32	$1.73	$1.29
Earnings per share—diluted (Note 3)	$0.50	$0.32	$1.72	$1.29
Average number of shares—basic	34,799	35,476	34,838	35,449
Average number of shares—diluted	35,037	35,648	35,020	35,641
Dividends declared per share	$0.18	$0.17	$0.51	$0.33
Dividends paid per share	$0.18	$0.17	$0.51	$0.50

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2002	2001
Cash flows from operating activities:
Net Income	$60,362	$45,830
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,397	8,064
Provision for credit losses	17,280	19,664
Net amortization of discounts and premiums for securities and commercial paper	(1,970)	(7,072)
Net change in deferred loan origination fees and costs	340	(842)
Net gain on sales and calls of securities	(685)	(308)
Change in accrued interest receivable and other assets	(21,905)	7,969
Change in accrued interest payable and other liabilities	2,381	2,011

Net cash provided by operating activities	62,200	75,316

Cash flows from investing activities:
Proceeds from sales of AFS securities	114,502	22,669
Proceeds from calls and maturities of AFS securities	119,401	191,712
Proceeds from calls and maturities of HTM securities	9,201	40,030
Purchase of AFS securities	(287,420)	(119,391)
Proceeds from sale or maturity of commercial paper	50,000	461,343
Purchase of commercial paper	(49,950)	(459,670)
Net increase in loans made to customers	(122,701)	(210,979)
Purchase or investment in premises and equipment	(10,037)	(8,450)

Net cash used in provided by investing activities	(177,004)	(82,736)

Cash flows from financing activities:
Net increase in deposits	15,537	30,421
Net increase (decrease) in borrowings with maturities of 90 days or less	29,212	(49,983)
Proceeds from long-term debt and other borrowing	110,500	79,274
Payments on long-term debt and other borrowing	(85,803)	(21,282)
Cash paid for retirement of stock	(10,111)	(8,751)
Proceeds from issuance of common stock	4,290	6,014
Dividends paid	(17,938)	(17,551)

Net cash provided by financing activities	45,687	18,142

Net (decrease) increase in cash and cash equivalents	(69,117)	10,722
Cash and cash equivalents at beginning of period	230,957	195,864

Cash and cash equivalents at end of period	$161,840	$206,586

Supplemental disclosure:
Interest paid during period	$51,553	$76,502
Income taxes paid during period	$28,900	$15,846
Non-cash additions to loans	$—	$—

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2002	2001	2002	2001
Net income	$17,616	$11,279	$60,362	$45,830

Other comprehensive income (Note 9):
Unrealized gain on securities:
Unrealized holding gains arising during period	16,436	4,423	24,406	9,662
Less: reclassification adjustment for gains included in net income	615	305	684	308
Income tax expense related to items of other comprehensive income	(7,170)	(1,988)	(10,550)	(4,192)

Other comprehensive income	9,881	2,740	14,540	5,778

Comprehensive income	$27,497	$14,019	$74,902	$51,608

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2002

(Unaudited)

1.    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (Bancorp), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the Bank or PCBNA), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are used for the transactions described in Note 13. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

        Prior to March 29, 2002, Bancorp had two wholly owned bank subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"). SBB&T and FNB were merged on that date to form PCBNA. "The Bank" is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. PCBNA uses the brand names of "Santa Barbara Bank & Trust," "First National Bank of Central California," "South Valley National Bank," and "San Benito Bank" in its various market areas.

2.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.

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

        The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001, was as follows (shares and net income amounts in thousands):

	Three-month Periods		Nine-month Periods
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended September 30, 2002
Numerator—Net Income	$17,616	$17,616	$60,362	$60,362

Denominator—weighted average shares outstanding	34,799	34,799	34,838	34,838

Plus: net shares issued in assumed stock option exercises		238		182

Diluted denominator		35,037		35,020

Earnings per share	$0.51	$0.50	$1.73	$1.72
Anti-dilutive options excluded		70		107
Period ended September 30, 2001
Numerator—Net Income	$11,279	$11,279	$45,830	$45,830

Denominator—weighted average shares outstanding	35,476	35,476	35,449	35,449

Plus: net shares issued in assumed stock option exercises		172		192

Diluted denominator		35,648		35,641

Earnings per share	$0.32	$0.32	$1.29	$1.29
Anti-dilutive options excluded		397		472

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

        The amortized historical cost and estimated fair value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(in thousands)	Held-to- Maturity	Available- for-Sale	Total
September 30, 2002
Amortized cost:
In one year or less	$3,714	$137,369	$141,083
After one year through five years	13,306	458,963	472,269
After five years through ten years	14,786	23,238	38,024
After ten years	33,609	124,701	158,310

Total Securities	$65,415	$744,271	$809,686

Estimated fair value:
In one year or less	$3,803	$139,680	$143,483
After one year through five years	14,706	477,135	491,841
After five years through ten years	18,227	24,442	42,669
After ten years	42,196	136,381	178,577

Total Securities	$78,932	$777,638	$856,570

December 31, 2001
Amortized cost:
In one year or less	$9,594	$167,363	$176,957
After one year through five years	14,717	423,763	438,480
After five years through ten years	12,235	14,839	27,074
After ten years	35,421	84,834	120,255

Total Securities	$71,967	$690,799	$762,766

Estimated fair value:
In one year or less	$9,686	$170,849	$180,535
After one year through five years	16,236	427,499	443,735
After five years through ten years	13,701	14,988	28,689
After ten years	39,766	85,740	125,506

Total Securities	$79,389	$699,076	$778,465

        The amortized historical cost, fair values and gross unrealized gains and losses of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2002
Held-to-maturity:
State and municipal securities	$65,415	$13,517	$—	$78,932

	65,415	13,517	—	78,932

Available-for-sale:
U.S. Treasury obligations	87,748	3,200	—	90,948
U.S. agency obligations	315,711	12,495	—	328,206
Collateralized mortgage obligations	212,368	4,657	(79)	216,946
Asset-backed securities	28,780	607	—	29,387
State and municipal securities	99,664	12,495	(8)	112,151

	744,271	33,454	(87)	777,638

	$809,686	$46,971	$(87)	$856,570

December 31, 2001
Held-to-maturity:
Mortgage-backed securities	$5	$—	$—	$5
State and municipal securities	71,962	7,422	—	79,384

	71,967	7,422	—	79,389

Available-for-sale:
U.S. Treasury obligations	152,911	2,755	(191)	155,475
U.S. agency obligations	320,985	4,844	(1,919)	323,910
Collateralized mortgage obligations	104,251	1,559	(130)	105,680
Asset-backed securities	11,662	4	(6)	11,660
State and municipal securities	100,990	3,228	(1,867)	102,351

	690,799	12,390	(4,113)	699,076

	$762,766	$19,812	$(4,113)	$778,465

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

5.    LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

        The balances in the various loan categories are as follows:

(in thousands)	September 30, 2002	December 31, 2001	September 30, 2001
Real estate:
Residential	$739,614	$728,026	$704,150
Non-residential	582,110	593,675	605,261
Construction	219,922	185,264	180,805
Commercial loans	845,025	874,294	823,900
Home equity loans	111,046	85,025	83,643
Consumer loans	237,652	187,949	176,438
Leases	134,292	126,744	128,875
Municipal tax-exempt obligations	30,415	8,043	8,670
Other loans	10,566	10,072	6,280

Total loans	2,910,642	2,799,092	2,718,022
Allowance for credit losses	55,341	48,872	43,886

Net loans	$2,855,301	$2,750,220	$2,674,136

        The loan balances at September 30, 2002, December 31, 2001 and September 30, 2001 are net of approximately $5,249,000, $4,908,000, and $4,972,000 respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

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

        Impaired loans are reviewed each quarter to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the loan's effective interest rate. The second method is to use the loan's observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, no valuation allowance for that loan is established. The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of September 30, 2002, December 31, 2001 and September 30, 2001:

(in thousands)	September 30, 2002	December 31, 2001	September 30, 2001
Loans identified as impaired	$33,515	$8,787	$13,731
Impaired loans for which a valuation allowance has been established	$32,801	$8,787	$13,704
Amount of valuation allowance	$8,645	$2,348	$4,725
Impaired loans for which no valuation allowance has been established	$714	$—	$27

        Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance is determined on a loan-by-loan basis. The following table discloses additional information about impaired loans for the three and nine-month periods ended September 30, 2002 and 2001:

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
(in thousands)	2002	2001	2002	2001
Average amount of recorded investment in impaired loans	$18,715	$11,273	$19,769	$10,272
Collections of interest from impaired loans recognized as interest income	$163	$373	$473	$454

        The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) probable losses incurred in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2001.

        Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

        The valuation allowance for impaired loans of $8.6 million as of September 30, 2002 is included within the allowance for credit losses of $55.3 million in the "All Other Loans" column in the statement of changes in the allowance account for the three and nine months ended September 30, 2002 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)	All Other Loans	Tax Refund Loans	Total
For the nine months ended September 30, 2002: Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	14,550	2,730	17,280
Credit losses charged against allowance	(11,942)	(6,615)	(18,557)
Recoveries added to allowance	3,861	3,885	7,746

Balance, September 30, 2002	$55,341	$—	$55,341

For the quarter ended September 30, 2002: Balance June 30, 2002	$59,122	$—	$59,122
Provision for credit losses	(846)	(659)	(1,505)
Credit losses charged against allowance	(4,811)	—	(4,811)
Recoveries added to allowance	1,876	659	2,535

Balance, September 30, 2002	$55,341	$—	$55,341

For the nine months ended September 30, 2001: Balance, December 31, 2000	$35,125	$—	$35,125
Provision for credit losses	13,414	6,250	19,664
Credit losses charged against allowance	(6,681)	(9,783)	(16,464)
Recoveries added to allowance	2,028	3,533	5,561

Balance, September 30, 2001	$43,886	$—	$43,886

For the quarter ended September 30, 2001: Balance June 30, 2001	$41,242	$—	$41,242
Provision for credit losses	5,973	(1,535)	4,438
Credit losses charged against allowance	(3,794)	—	(3,794)
Recoveries added to allowance	465	1,535	2,000

Balance, September 30, 2001	$43,886	$—	$43,886

6.    OTHER ASSETS

        Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of September 30, 2002 and December 31, 2001, the Company held some properties which it had obtained from foreclosure. However, because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero.

        Included in other assets on the balance sheets at September 30, 2002 and December 31, 2001, are deferred tax assets of $18.2 million and $19.7 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company's tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision expense. The Company cannot deduct its provision expense in its tax return in the same year in which it is recognized for financial statements.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142

        Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The balance at both September 30, 2002 and December 31, 2001 is $30.0 million. The goodwill is recorded in the Community Banking segment (Note 10). Prior to the effective date of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the purchased goodwill was being amortized over 10 and 15 year periods. Amortization expense for goodwill for the third quarter of 2001 was $653,000 or $0.02 per share. For the first nine months of 2001, amortization expense for goodwill was $2.0 million or $0.07 per share. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization.

        The Company did an initial impairment analysis of the goodwill prior to June 30, 2002 and determined that no impairment had occurred. As part of its accounting practices, periodic reviews for impairment are conducted, but no events have occurred during the third quarter of 2002 which would require a new analysis.

        The following table shows the effect of the amortization of goodwill on operating results for the three and nine-month periods ended September 30, 2001 compared with the same periods of 2002.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(dollars in thousands except earnings per share)	2002	2001	2002	2001
Reported net income	$17,616	$11,279	$60,362	$45,830
Add back: Goodwill amortization	—	653	—	1,911

Adjusted net income	$17,616	$11,932	$60,362	$47,741

Basic earnings per share:
Reported net income	$0.51	$0.32	$1.73	$1.29
Goodwill amortization	—	0.02	—	0.07

Adjusted net income	$0.51	$0.34	$1.73	$1.36

Diluted earnings per share
Reported net income	$0.50	$0.32	$1.72	$1.29
Goodwill amortization	—	0.02	—	0.07

Adjusted net income	$0.50	$0.34	$1.72	$1.36

        Also recorded on the balance sheet at September 30, 2002 is an intangible asset of $3.8 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. These assets and liabilities were moved to nearby branches of the Bank and the other financial institution closed their offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.2 million with accumulated amortization of $0.4 million. The Company has determined the $3.8 million must be specifically allocated to the value of the core deposits acquired, and it is recorded in the Community Banking segment.

        Amortization expense over the next five years on this core deposit intangible and current other intangibles is expected to be:

Year	(Dollars in thousands)
Remainder of 2002	$209
2003	$839
2004	$839
2005	$839
2006	$839
2007	$209

        Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at September 30, 2002 or December 31, 2001.

8.    LONG-TERM DEBT AND OTHER BORROWINGS

        Long-term debt and other borrowings include the following items:

	September 30, 2002	December 31, 2001
Federal Home Loan Bank advances	$177,000	$99,000
Treasury Tax and Loan amounts due to the FRB	10,028	13,331
Subordinated debt issued by the Bank	36,000	36,000
Senior debt issued by the Bancorp	40,000	40,000

Total	$263,028	$188,331

        The Federal Home Loan Bank (FHLB) advances have the following maturities: $27.4 million in 1 year or less; $75.6 million in 1 to 3 years, and $74.0 million in more than 3 years. The subordinated debt and senior debt is all due in July 2011. The Treasury Tax and Loan notes are due on demand.

9.    COMPREHENSIVE INCOME

        Components of comprehensive income are changes in the equity accounts other than those changes resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only components of comprehensive income other than net income are the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets as accumulated other comprehensive income.

        When an available-for-sale security is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed in the current period to avoid including it twice. These adjustments are reported in the Consolidated Statements of Comprehensive Income as a reclassification adjustment for losses included in net income.

        The following tables show the individual components of other comprehensive income and the tax impact of each.

	For the Three-Month Period Ended September 30, 2002			For the Three-Month Period Ended September 30, 2001
(dollars in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	$16,436	$6,911	$9,525	$4,423	$1,860	$2,563
Less: reclassification adjustment for gains included in net income	615	259	356	305	128	177

Other comprehensive income	$17,051	$7,170	$9,881	$4,728	$1,988	$2,740

	For the Nine-Month Period Ended September 30, 2002			For the Nine-Month Period Ended September 30, 2001
(dollars in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	$24,406	$10,263	$14,143	$9,662	$4,063	$5,599
Less: reclassification adjustment for gains included in net income	684	288	396	308	130	178

Other comprehensive income	$25,090	$10,550	$14,540	$9,970	$4,192	$5,778

10.  SEGMENT DISCLOSURE

        While the Company's products and services all relate to commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Fiduciary, and Refund Programs. The remaining activities of the Company are reported in a segment titled "All Other". Detailed information regarding how the Company determines its segments is provided in Note 20 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments.

        There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report. However, with the merger of the two subsidiary banks into the Bank, the Company is now organized by business line rather than by geographical region. The Company had used six specific segments—Retail Lending, Branch Activities, Wholesale Lending, Fiduciary, Refund Programs, Northern Region—when it originally reported its operations for the three and nine months ended September 30, 2001. Branch Activities included both service operations (tellers and branch management) and relationship management. Wholesale Lending included both commercial lending and private client services. The Northern Region included branch activities, wholesale lending, trust, retail lending, and administration, comparable to the separate segments used for the Southern Region. The activities of these segments for the three and nine month periods ended September 30, 2001 have been restated for comparability as follows to conform to the segments in use since the end of the first quarter of 2002. Retail Lending, the relationship management portion of Branch Activities, and the consumer activities of the Northern Region have been combined into Community Banking. The commercial activities of Wholesale lending and the Northern Region have been combined into Commercial Banking. The trust activities of the Northern Region have been combined with the Fiduciary segment. Refund Programs segment remains unchanged. The investment, branch service operations, and the administrative activities of the Northern Region, and the private client service activities of the wholesale lending segment have been combined with the All Other segment.

        The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended September 30, 2002
Revenues from external customers	$30,195	$25,819	$252	$3,300	$16,327	$75,893
Intersegment revenues	6,133	125	31	125	11,602	18,016

Total revenues	$36,328	$25,944	$283	$3,425	$27,929	$93,909

Profit (Loss)	$8,755	$16,347	$(246)	$1,906	$1,279	$28,041
Interest income	24,685	24,507	105	—	15,163	64,460
Interest expense	10,211	—	22	220	4,645	15,098
Internal charge for funds	7,215	6,761	4	5	4,031	18,016
Depreciation	715	61	126	23	1,206	2,131
Total assets	1,355,833	1,411,032	12	5,013	1,312,009	4,083,899
Capital expenditures	—	—	—	—	3,011	3,011
Three months ended September 30, 2001
Revenues from external customers	$32,503	$33,331	$402	$3,163	$11,719	$81,118
Intersegment revenues	20,939	—	58	(354)	7,985	28,628

Total revenues	$53,442	$33,331	$460	$2,809	$19,704	$109,746

Profit (Loss)	$8,549	$9,644	$353	$307	$(1,191)	$17,662
Interest income	26,815	31,450	275	—	9,928	68,468
Interest expense	17,852	2	—	741	4,514	23,109
Internal charge for funds	12,940	8,369	—	—	7,319	28,628
Depreciation	892	51	72	29	1,131	2,175
Total assets	1,350,569	1,335,607	(752)	1,540	1,060,014	3,746,977
Capital expenditures	172	—	—	—	3,727	3,899

(in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Nine months ended September 30, 2002
Revenues from external customers	$87,651	$77,548	$47,303	$10,503	$47,757	$270,762
Intersegment revenues	23,718	125	850	497	31,726	56,916

Total revenues	$111,369	$77,673	$48,153	$11,000	$79,483	$327,678

Profit (Loss)	$27,237	$49,479	$33,593	$6,372	$(17,634)	$99,047
Interest income	71,025	75,256	19,207	—	44,592	210,080
Interest expense	33,032	—	1,582	709	12,976	48,299
Internal charge for funds	19,924	21,552	565	16	14,859	56,916
Depreciation	2,092	175	595	238	3,297	6,397
Total assets	1,355,833	1,411,032	12	5,013	1,312,009	4,083,899
Capital expenditures	—	—	—	—	10,037	10,037
Nine months ended September 30, 2001
Revenues from external customers	$89,608	$106,319	$40,562	$9,785	$38,941	$285,215
Intersegment revenues	66,845	—	3,581	2,849	23,736	97,011

Total revenues	$156,453	$106,319	$44,143	$12,634	$62,677	$382,226

Profit (Loss)	$27,464	$30,325	$25,682	$4,028	$(10,069)	$77,430
Interest income	72,917	101,331	26,326	—	33,083	233,657
Interest expense	60,968	4	852	2,843	13,901	78,568
Internal charge for funds	37,848	41,719	3,752	—	13,692	97,011
Depreciation	2,677	176	201	92	3,127	6,273
Total assets	1,350,569	1,335,607	(752)	1,540	1,060,014	3,746,977
Capital expenditures	618	22	—	—	7,934	8,574

        The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and nine-month periods ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001
Total revenues for reportable segments	$93,909	$109,746	$327,678	$382,226
Elimination of intersegment revenues	(18,016)	(28,628)	(56,916)	(97,011)
Elimination of taxable equivalent adjustment	(2,099)	(1,460)	(5,064)	(4,231)

Total consolidated revenues	$73,794	$79,658	$265,698	$280,984

Total profit or loss for reportable segments	$28,041	$17,662	$99,047	$77,430
Elimination of taxable equivalent adjustment	(2,099)	(1,460)	(5,064)	(4,231)

Income before income taxes	$25,942	$16,202	$93,983	$73,199

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

        As indicated in Note 7, the Company adopted SFAS 142 on January 1, 2002. With the adoption of SFAS 142, goodwill resulting from business acquisitions is no longer subject to amortization over its estimated useful life. Rather, this goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has determined the levels of business at which goodwill impairment will be assessed, specifically, one level below its operating segments as used in Note 10. Additionally, an acquired intangible asset is separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives. The Company has determined that there is no material impact from the adoption of SFAS 142 on existing goodwill and other intangible assets.

        The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. This standard rescinds or amends several previous statements. The Company does not expect that adoption of this statement will have any material impact on the Company's results of operations, financial position, or cash flows.

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

12.  COMMITMENTS AND CONTINGENCIES

        The Company has a credit-risk sharing agreement with one of the companies that prepares tax returns and through which the Company provides refund anticipation loans. This company franchises its operations. Along with franchisor, the Company has been named in a suit filed by a group of the franchise owners relating to the credit-risk sharing agreement. The suit was filed in Morris County, New Jersey on September 13, 2002. The suit claims that some of the funds initially retained by the Company in a risk pool to cover losses under the agreement and then paid to the franchisor when loan losses proved less than the amount retained should instead have been paid to the franchisees. The Company has no agreement with the franchisees and has paid the funds to the franchisor according to the terms of its contract with the franchisor. The plaintiffs allege that the funds in question total approximately $26-32 million. The Company believes that there is no merit to the claim and intends to vigorously defend itself in this matter.

        The Company is a defendant in a class action lawsuit brought on behalf of persons who lost funds from their Individual Retirement Accounts ("IRAs") which were invested with Reed Slatkin. Mr. Slatkin has pled guilty to having operated a fraudulent Ponzi scheme which defrauded hundreds of investors. The Company is the custodian of approximately 30 self-directed IRA accounts. The participants of the accounts specifically directed the Trust Division of the Company to invest their IRA funds in a limited partnership operated by Mr. Slatkin. The participants each signed a written investment direction in which they directed the Company to invest their funds in the Slatkin limited partnership, stated that they had verified the security of the investment and the financial strength of the partnership, and held the Company harmless from any and all claims or loss resulting from the investment. Some of the participants are plaintiffs in this lawsuit which was filed in the Superior Court in Los Angeles. The Company has removed the case to the Federal District Court in Los Angeles. The plaintiffs are seeking compensation from the Company for the loss of funds that were invested in the Slatkin limited partnership at their direction. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

        The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company's financial position, results of operations, or cash flows.

        Securities totaling approximately $739.6 million and $559.6 million at September 30, 2002 and 2001, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank (FHLB) advances, customer repurchase agreements, and other borrowings as required or permitted by law.

        Loans secured by first trust deeds on residential and commercial property of $604.6 million and $631.6 million at September 30, 2002 and 2001, respectively, were pledged to the FHLB as security for borrowings.

13.  TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Indirect Auto Securitization:

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

        As of September 30, 2002, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$22,286
Retained interest	$1,912
Principal amount of delinquencies greater than 30 days	$260

        From inception and for 2002:

(in thousands)	From Inception	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net credit losses	$446	$15	$213
Cash flows received for servicing fees	$360	$33	$116
Cash flows received on retained interests	$1,433	$200	$458

        The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

        Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At September 30, 2002
Discount rate	11%	11%
Prepayment rate	26.85%	26.03%
Weighted average life of prepayable assets	51 months	31 months
Default rate	1.00%	1.62%

        The impact of changes on these assumptions to the carrying amount of the retained interests have been reflected in the Company's statements of financial position and results of operations.

        The calculation of the balance of the retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)		Change in Retained Interest
Retained Interest	$1,912
Default rate:
10 basis points higher		$(46)
10 basis points lower		$68
Discount rate:
1% higher		$(25)
1% lower		$25
Prepayment rate:
4% higher		755
4% lower		(28)

        The balance of the retained interest is marginally sensitive to the changes in the default rate and the discount rate. The balance is significantly sensitive to increases in the prepayment rate because of the relatively short term of the weighted average life of the loans.

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

Refund Anticipation Loan Securitization:

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

14.  HEDGING ACTIVITIES

        The Company has established policies and procedures to permit limited types and amounts of hedges to help manage interest rate risk. At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms. Other types of hedges are permitted by the Company's policies, but have not been utilized.

        Statement of Financial Accounting Standards No. 133, "Accounting Derivative Instruments and Hedging Activities" (SFAS 133), was issued during the second quarter of 1998 and was adopted by the Company as of January 1, 2001. The statement requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting and the ineffective portions of derivatives used for hedging are included in net income.

        The one swap in place at the end of the third quarter of 2002 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at September 30, 2002 was $28.9 million with a fair value loss of approximately $1.4 million. This loss is exactly offset by an increase in the value of the loan because the swap and loan have identical terms. The Company had other specific and non-specific hedges in place during 2001. These swaps were entered into prior to 2001 when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining, the Company elected to dispose of these swaps during the third quarter of 2001. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000. Taking the loss on disposal avoided further losses caused by the additional rate drops in periods subsequent to the date of disposal.

        In addition to the interest rate swaps the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of September 30, 2002, there were swaps with a notional amount of $41.4 million. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged to the Company's customer that is in excess of the fee paid by the Company to the other financial institution.

15.  STOCK SPLIT

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All share and per share amounts appearing in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Highlights for the Three and Nine Months Ended September 30, 2002
Compared to the Same Periods of 2001

        Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as "the Company") earned $17.6 million for the quarter ended September 30, 2002, compared to $11.3 million in the third quarter last year, an increase of $6.3 million or 56.2%. Diluted earnings per share for the third quarter of 2002 were $0.50 compared to $0.32 earned in the third quarter of 2001. The Company earned $60.4 million for the nine-month period ended September 30, 2002, up $14.5 million or 31.7% compared to the same period of 2001. Diluted earnings per share for the nine-month period ended September 30, 2002 were $1.72 compared to $1.29 for the comparable period of 2001.

        In various sections of this discussion and analysis, attention is called to the significant impacts on the Company's balance sheet and year to date income statement caused by its tax refund and transfer programs. Because these programs are events of the first and second quarters of each year, the results of operations and actions taken by the Company to manage these programs are discussed in detail in the Company's quarterly reports on Form 10-Q for the first and second quarters of 2002. They are also discussed briefly in the section below titled "Refund Anticipation Loan and Refund Transfer Programs." That section specifically explains that there is a significant difference in how some of the fees from Refund Anticipation Loans (RALs) were accounted for in 2002 than in 2001. Included in the explanation are the reasons for this difference and the amounts involved. In brief, the different accounting method employed for some of the RALs meant that the fees related to them were reported as other income rather than interest from loans.

        Compared to the third quarter of 2001, net interest income (the difference between interest income and interest expense) on a fully tax equivalent basis (Note A—notes to this discussion may be found at the end of the discussion) for the third quarter of 2002 increased by $4.3 million, an increase of 9.6%. In general, average balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were down significantly compared to the third quarter of 2001. Tax equivalent interest on loans for the third quarter decreased 6.7%, from $55.5 million for 2001 to $51.8 million for 2002. Average loan balances increased from $2.68 billion during the third quarter of 2001, to $2.89 billion during the same quarter of 2002, an 7.7% increase. Average interest-bearing deposits and liabilities increased $142.5 million or 5.2%. Despite the growth in deposits, interest expense decreased $8.0 million or 34.6% due to the lower rate environment in the third quarter of 2002 compared to 2001.

        Provision expense for the third quarter of 2002 for loans other than tax refund loans was a negative $846 thousand, compared to the $4.4 million provided in the third quarter of 2001. This decrease was primarily due to improvement in the credit quality of certain specific loans. The lower amount of allowance for credit loss required for these improved loans and the absence of further deterioration in economic conditions in the Company's market areas offset the additional allowance that would ordinarily be needed to cover the growth in the loan portfolios.

        Noninterest revenue, exclusive of gains or losses on securities transactions, decreased by $1.8 million in the third quarter or 14.5% from the same quarter of 2001. Operating expense was $34.3million in the third quarter of 2002 compared to $35.9 million in the same quarter of 2001. An explanation of these decreases is presented later in this discussion in the section below titled "Noninterest Revenue and Operating Expense."

        The Company's income tax expense was less in the third quarter of 2002 than would ordinarily be expected because of a one time benefit of $689,000 relating to the deductibility of bad debt (provision) expense for California franchise tax.

        The above changes resulted in an operating efficiency ratio of 56.93% for the third quarter of 2002 compared to 62.23% for the third quarter of 2001. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2002, the Company's return on average assets for the quarter was 1.73% compared to 1.18% for the third quarter of 2001, and the return on average equity was 19.80% compared to 13.66%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. The impact of the RAL/RT programs on the operating efficiency ratio in the third and fourth quarters of each year is negative because the income is all recognized in the first two quarters while some operating expenses continue all year long. Exclusive of the impact of the RAL/RT programs in both periods, ROE and ROA were 19.76% and 1.59%, respectively, for the third quarter of 2002, compared to 14.51% and 1.17%, respectively, for the same period in 2001. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the third quarter of 2002 was 55.25% and 59.89% in the third quarter of 2001.

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

        Bancorp has four other subsidiaries. PCB Services Corporation (formerly named Pacific Capital Commercial Mortgage, Inc.) was used through the middle of 2001 to broker commercial mortgages to other financial institutions. SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation are used in the automobile loan and RAL securitizations, respectively, that are described in Note 13. Pacific Capital Services Corporation is an inactive corporation.

FORWARD-LOOKING INFORMATION

        This discussion and analysis contains forward-looking statements with respect to the financial condition, results of operation and business of the Company. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company's income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs; (5) legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001; and (7) other risks detailed in the Pacific Capital Bancorp 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("2001 10-K"). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The principal areas in which estimates are used are as follows:

        An estimate of the amount of the probable losses incurred in the Company's loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled "Credit Quality and the Allowance for Credit Losses" and in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 2001 on Form 10-K (the Company's 2001 10-K). If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management then the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate then the Company will reverse the excess allowance through provision expense in future periods.

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

        The Company uses certain estimates regarding its employees to determine its liability for Post Retirement Health Benefits. These estimates include life expectancy, length of time before retirement, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits.

        The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 13 to the financial statements which this discussion accompanies. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down the residual value and a loss would have to be recognized. If later experience shows that the estimates for the prepayment and default rates are too high by a material amount, the Company would write up the residual value and a gain would be recognized.

        Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are available for sale investment securities, goodwill and other intangible assets, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discovered that its estimate of fair value had been too low. Estimates of fair value are arrived at as follows:

        Available-for-sale securities: the fair values of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

        Other real estate owned and impaired loans: the fair value of other real estate owned or collateral supporting impaired loans is generally determined from appraisals obtained from independent appraisers. The Company also must estimate the costs to dispose of the property. This is generally done based on experience with similar properties. When determining the valuation allowance for impaired loans, the Company may use the discounted cash flow method which may include estimates of borrower revenue, expenses, capital expenditures and disposals of capital assets, along with estimates of future economic conditions including forecasts of interest rates and other economic factors which management believes would impact estimated future customer cash flows.

Alternative Methods of Accounting

        The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. The few areas where choices are available are as follows:

        Depreciation of fixed assets: The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company's methods of depreciation and the lives of fixed assets are described in Note 1 to the Consolidated Financial Statements presented in the Company's 2001 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

        Amortization of the cost of other assets: The Company's methods of amortizing assets other than fixed assets are described in various Notes to the Consolidated Statements this discussion accompanies or in specific notes to these statements or notes in the Company's 2001 10-K as appropriate. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

        Stock options: When the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year in the Company's Annual Reports on Form 10-K as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2001, had the Company elected the second method of accounting for its stock options, the impact would be to lower net income and earnings per share by approximately 1.5%.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company's financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Notes 11 and 14 to the consolidated financial statements.

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

        Since September 11, 2001 there have been occasional warnings of possible terrorist activity in this country. While no such events have occurred up to the time this document was written, further incidents, especially ones targeting the country's financial systems could have a negative impact on the Company.

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

Table 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1997	$2,241	$1,985	88.5%
1998	2,631	2,322	88.3
1999	2,780	2,405	86.5
1st Quarter 2000	3,675	3,147	85.6
2nd Quarter 2000	3,516	2,968	84.4
3rd Quarter 2000	3,567	3,032	85.0
4th Quarter 2000	3,633	3,093	85.1
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,390	3,691	84.1
2nd Quarter 2002	4,045	3,269	80.8
3rd Quarter 2002	4,036	3,318	82.2

        Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company relied more on nondeposit funding sources, primarily borrowing funds from other financial institutions. This occurred as loan growth in general exceeded deposit growth and because matching the maturities of assets (see "Interest Rate Sensitivity" below) was more easily accomplished by borrowing from the FHLB than by trying to obtain longer term certificates of deposit. Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered by the rates earned on the assets acquired. However, as discussed below in the section titled "Other Borrowings, Long-term Debt and Related Interest Expense," such borrowings may have certain advantages in a declining interest rate environment.

        While the Company has been making more use of nondeposit funding sources in the last three or four years, the percent of the Company's assets funded by deposits for the third quarter of 2002 of 82.2% is still indicative of substantially less reliance on nondeposit funding sources than the comparable figure of 68.3% for the Company's peers of $1 billion to $10 billion in assets (See Note B).

        There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. Acquisitions in 1997 of First Valley Bank and of Citizen's State Bank, and in 2000 of Los Robles Bank added $377 million to the Company's assets and $333 million to deposits. Because the Company's mergers with FNB and SBB were accounted for by the pooling of interests method, asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above table. However, growth at these institutions subsequent to the mergers is reflected in the table above.

        Secondly, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks tend to lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company and new customers have been added. The Company attributes this to its efforts to maintain the acquired institution's character and management in place.

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

        Average assets and deposits increase during the first quarter of each year and then generally decrease in the second quarter. The major reason for this is Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to certificates of deposit used as one of the sources of funding for the refund loans and to the outstanding checks issued for loans and transfers (See Note C).

INTEREST RATE SENSITIVITY

        Banks act as financial intermediaries. As such, they take in funds from depositors and then either lend the funds to borrowers or invest the funds in securities and other instruments. The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. Net interest income represents approximately 70%-75% of the Company's net revenues.

Period-to-period Comparison of Net Interest Income and Net Interest Margin

        Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and nine-month periods ended September 30, 2002 and 2001 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2001 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2B shows that for the first nine months of 2002, real estate loans averaged $1.9 billion, interest income for them was $94.7 million, and the average rate received was 6.74%. In the first nine months of 2001, real estate loans averaged $1.6 billion, interest income for them was $94.6 million, and the average rate received was 7.74%. Table 3 shows that the $40 thousand increase in interest income for these loans from the first nine months of 2001 compared to the first nine months of 2002 is the net result of a $4.4 million increase in interest income due to higher balances in 2002, and a decrease of $4.4 million due to lower rates paid during 2002.

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

        As shown in Table 2A, the net interest margin—5.24%—and net interest income $49.4 million—for the third quarter of 2002 were higher than the comparable figures—5.13% and $45.0 million—for the third quarter of 2001. However, Table 2B shows that the net interest income for the nine months ended September 30, 2002—$161.8 million—was greater than net interest income for the same period of 2001—$155.1 million—while the net interest margin for the first nine months of 2002—5.62%—was less than the net interest margin for the comparable period of 2001. As noted at the start of this discussion, the RAL and RT programs introduce significant seasonality to the Company's operating results. Specifically impacting the net interest margin is the RAL interest income and the interest expense for the borrowings used to fund the loans. Therefore, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the third quarter of 2002 was 5.23% compared to 5.17% for the second quarter of 2002 (See Note D).

        While the net interest margins exclusive of RAL impacts are relatively similar for the third quarters of 2001 and 2002, the interest rate environment during the two quarters was significantly different. The Federal Reserve Bank's (FRB) target Federal funds rate averaged 3.57% in the third quarter of 2001 and averaged 1.75% in the third quarter of 2002. The interest rate yield curve was relatively flat during the third quarter of 2001 and relatively steep during the third quarter of 2002 (See Note E). During 2001 and 2002 the Company made some changes to the composition of assets and liabilities as it responded to an environment that continued to change during the second half of 2001. Though the FRB did not change its target rate during the first nine months of 2002, the Company continued to take steps to protect and improve its net interest margin and/or net interest income.

        As explained below, over a one-year time horizon, the Company's net interest income is negatively impacted by declining interest rates. As interest rates dropped during 2001, net interest income and the net interest margin declined as the rates on the Company's overnight funds and prime rate loans immediately dropped while deposit rates were slower to decline. Table 2A shows that tax equivalent net interest income of $49.4 million for the third quarter of 2002 exceeded by $4.3 million the same figure for 2001. Table 3 shows that of the $4.3 million, $0.3 million was due to changes in rates and $4.0 million was due to changes in volume. The positive impact of changes in rates would be consistent with the larger relative decline of 1.26% in the cost of funds from the third quarter of 2001 (3.34%) to the third quarter of 2002 (2.08%) than the 0.92% decline in the average rate earned on assets from the third quarter of 2001 (7.76%) to the third quarter of 2002 (6.84%).

        While the Company's net interest margin in the third quarter of 2002 compared to the same quarter a year ago benefited from the relatively larger decrease in cost of funds than the rate earned on assets, the primary reasons the Company was able to improve the net interest margin exclusive of the RAL impacts relate to changes in the balances or volume of the assets and liabilities. The Company increased its average earning assets by $253.7 million from the third quarter of 2001 to the third quarter of 2002 compared to an increase of $142.5 million in interest bearing liabilities. In addition, the increase in earning assets occurred in the loan and securities portfolios while the short term and overnight funds balances decreased.

        Part of these volume and product mix changes were the result of a decision in the first quarter of 2002 to retain more of the residential real estate loans that the Company was originating and to purchase additional securities. These actions were funded by reducing the amount of overnight funds carried by the Company and borrowing from the FHLB.

Table 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Three months ended September 30, 2002			Three months ended September 30, 2001
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
ASSETS:
Money market instruments:
Commercial paper	$—	$—	0.00%	$105,522	$1,058	3.98%
Federal funds sold	20,784	105	2.00%	65,368	590	3.58%

Total money market instruments	20,784	105	2.00%	170,890	1,648	3.83%

Securities: (2)
Taxable	661,783	8,231	4.93%	467,108	7,110	6.04%
Non-taxable	168,568	4,356	10.34%	165,144	3,890	9.42%

Total securities	830,351	12,587	6.01%	632,252	11,000	6.90%

Loans: (3)
Commercial	624,450	12,657	8.04%	680,625	16,425	9.57%
Real estate	1,902,618	31,961	6.72%	1,716,854	32,319	7.53%
Consumer	358,049	7,151	7.92%	281,981	6,757	9.51%

Total loans	2,885,117	51,769	7.12%	2,679,460	55,501	8.22%

Total earning assets	3,736,252	64,461	6.84%	3,482,602	68,149	7.76%

Non-earning assets	299,627			303,427

TOTAL ASSETS	$4,035,879			$3,786,029

LIABILITIES AND SHAREHOLDER'S EQUITY:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,394,587	2,976	0.85%	$1,331,888	5,684	1.69%
Time certificates of deposit	1,175,684	7,978	2.69%	1,160,419	13,664	4.67%

Total interest bearing deposits	2,570,271	10,954	1.69%	2,492,307	19,348	3.08%

Borrowed funds:
Federal funds purchased and repos	57,623	254	1.75%	70,668	614	3.45%
Long-term debt and other borrowings	258,298	3,890	5.97%	180,692	3,147	6.91%

Total borrowed funds	315,921	4,144	5.20%	251,360	3,761	5.94%

Total interest bearing liabilities	2,886,192	15,098	2.08%	2,743,667	23,109	3.34%

Noninterest-bearing demand deposits	747,494			670,512
Other liabilities	49,155			44,256
Shareholders' equity	353,038			327,594

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,035,879			$3,786,029

Interest income/earning assets			6.84%			7.76%
Interest expense/earning assets			1.60%			2.63%

Tax equivalent net interest income/margin		49,363	5.24%		45,040	5.13%
Provision for credit losses charged to operations/earning assets		(1,505)	-0.16%		4,438	0.50%

Net interest margin after provision for credit losses on tax equivalent basis		50,868	5.40%		40,602	4.63%

Less: tax equivalent income included in interest income from non-taxable securities and loans			2,099			1,460

Net interest income			$48,769			$39,142

(1)
Income amounts are presented on a fully taxable equivalent (FTE) basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

Table 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
ASSETS:
Money market instruments:
Commercial paper	$2,783	$50	2.40%	$56,510	$1,899	4.49%
Federal funds sold	70,895	955	1.80%	157,013	5,478	4.66%

Total money market instruments	73,678	1,005	1.82%	213,523	7,377	4.62%

Securities: (2)
Taxable	661,776	24,675	4.99%	513,704	23,864	6.21%
Non-taxable	169,142	12,206	9.62%	160,926	11,320	9.38%

Total securities	830,918	36,881	5.93%	674,630	35,184	6.97%

Loans: (3)
Commercial	652,967	39,031	7.99%	677,867	50,712	10.00%
Real estate	1,873,015	94,663	6.74%	1,629,687	94,623	7.74%
Consumer	419,658	38,500	12.27%	353,496	45,761	17.31%

Total loans	2,945,640	172,194	7.82%	2,661,050	191,096	9.60%

Total earning assets	3,850,236	210,080	7.30%	3,549,203	233,657	8.80%

Non-earning assets	297,790			323,404

TOTAL ASSETS	$4,148,026			$3,872,607

LIABILITIES AND SHAREHOLDER'S EQUITY:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,366,905	8,789	0.86%	$1,322,682	20,948	2.12%
Time certificates of deposit	1,237,567	27,515	2.97%	1,186,258	46,523	5.24%

Total interest bearing deposits	2,604,472	36,304	1.86%	2,508,940	67,471	3.60%

Borrowed funds:
Federal funds purchased and repos	93,172	1,084	1.56%	93,902	3,033	4.32%
Long-term debt and other borrowings	241,301	10,911	6.05%	143,172	8,064	7.53%

Total borrowed funds	334,473	11,995	4.79%	237,074	11,097	6.26%

Total interest bearing liabilities	2,938,945	48,299	2.20%	2,746,014	78,568	3.83%

Noninterest-bearing demand deposits	819,108			737,539
Other liabilities	49,893			70,638
Shareholders' equity	340,080			318,416

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,148,026			$3,872,607

Interest income/earning assets			7.30%			8.80%
Interest expense/earning assets			1.68%			2.96%

Tax equivalent net interest income/margin		161,781	5.62%		155,089	5.84%
Provision for credit losses charged to operations/earning assets		17,280	0.60%		19,664	0.74%

Net interest margin after provision for credit losses on tax equivalent basis		144,501	5.02%		135,425	5.10%

Less: tax equivalent income included in interest income from non-taxable securities and loans			5,064			4,231

Net interest income			$139,437			$131,194

(1)
Income amounts are presented on a fully taxable equivalent (FTE) basis.
(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)
Annualized.

Table 3—RATE/VOLUME ANALYSIS (1) (2)

	Three months ended September 30, 2002 vs September 30, 2001				Nine months ended September 30, 2002 vs September 30, 2001
(in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Commercial paper	$(105,522)	$(1,058)	$(529)	$(529)	$(53,727)	$(1,849)	$(608)	$(1,241)
Federal funds sold	(44,584)	(485)	(190)	(295)	(86,118)	(4,523)	(2,388)	(2,135)

Total money market investment	(150,106)	(1,543)	(719)	(824)	(139,845)	(6,372)	(2,996)	(3,376)

Securities:
Taxable	194,675	1,121	(1,471)	2,592	148,072	811	(1,550)	2,361
Non-taxable	3,424	466	385	81	8,216	886	295	591

Total securities	198,099	1,587	(1,086)	2,673	156,288	1,697	(1,255)	2,952

Loans:
Commercial loans	(56,175)	(3,768)	(2,485)	(1,283)	(24,900)	(11,681)	(9,875)	(1,806)
Real estate loans	185,764	(358)	(3,694)	3,336	243,328	40	(4,386)	4,426
Consumer loans	76,068	394	(1,244)	1,638	66,162	(7,261)	(7,934)	673

Total loans	205,657	(3,732)	(7,423)	3,691	284,590	(18,902)	(22,195)	3,293

Total earning assets	253,650	(3,688)	(9,228)	5,540	301,033	(23,577)	(26,446)	2,869

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	62,699	(2,708)	(2,962)	254	44,223	(12,159)	(11,959)	(200)
Time certificates of deposit	15,265	(5,686)	(5,864)	178	51,309	(19,008)	(18,514)	(494)

Total interest bearing deposits	77,964	(8,394)	(8,826)	432	95,532	(31,167)	(30,473)	(694)

Borrowed funds:
Federal funds purchased and repos	(13,045)	(361)	(263)	(98)	(730)	(1,949)	(1,925)	(24)
Long-term debt and other borrowings	77,606	744	(471)	1,215	98,129	2,847	(195)	3,042

Total borrowed funds	64,561	383	(734)	1,117	97,399	898	(2,120)	3,018

Total interest bearing liabilities	$142,525	(8,011)	(9,560)	1,549	$192,931	(30,269)	(32,593)	2,324

Tax equivalent net interest income		$4,323	$332	$3,991		$6,692	$6,147	$545

(1)
Income amounts are presented on a fully taxable equivalent basis.
(2)
The change not solely due to volume or rate has been prorated into rate and volume components.

Measuring Interest Rate Sensitivity

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

        Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 2001, June 30, 2002, and September 30, 2002 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such hypothetical sudden changes:

Table 4—RATE SENSITIVITY

	Shocked by -2%	Base Case (in thousands)	Shocked by +2%
As of December 31, 2001:
Net interest income	(5.87)%		+2.33%
Net economic value	+24.33%		(25.94)%
As of June 30, 2002:
Net interest income	(9.06)%		+5.50%
Net economic value	+22.91%		(22.18)%
As of September 30, 2002:
Net interest income	(13.86)%	$215,445	+7.51%
Net economic value	+18.03%	$491,124	(19.63)%

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

        It is also expected that the change in the net economic value resulting from a given change in interest rates would be greater than the change in the net interest income. This occurs because the expected change in net interest income is measured only over the next twelve months while the change in net economic value is the present value of the cash flows over the entire maturity term of the assets and liabilities.

        Financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the "interest rate cap" on some residential real estate loans, which may limit the amount that the loan rate may increase, but not limit the amount it may decrease. An example of a non-contractual factor is the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points.

        In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company's product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates would have more of an adverse impact on the overall result if rates were to rise.

        For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. In fact with respect to the differences between the December 31, 2001 and the September 30, 2002 results, much of the change is due to changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease.

        As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

        For the above reasons, the net interest income figure shown in Table 4 for the base case should not be construed as the Company's projection or forecast of net interest income for the next twelve months. The shock testing assumes a static balance sheet, whereas the Company changes its asset and liability mix in response to customer demand and changes in interest rates.

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

        The table below shows the major categories of deposits as of September 30, 2002 and 2001 and as of December 31, 2001.

Table 5—CATEGORIES OF DEPOSITS

(in thousands)	September 30, 2002	December 31, 2001	September 30, 2001
Noninterest bearing deposits	$773,961	$718,441	$664,318
Interest bearing deposits:
NOW accounts	423,851	386,870	364,470
Money market deposit accounts	747,064	730,494	732,249
Other savings deposits	242,376	213,018	216,073
Time certificates of $100,000 or more	693,448	827,422	658,437
Other time deposits	500,412	489,330	497,693

	$3,381,112	$3,365,575	$3,133,240

        As indicated in the table in "Growth Trends in Assets and Deposits" (Table 1), it is not unusual for average deposits in the first quarter to exceed deposits in other quarters due to brokered deposits used to fund a portion of the RAL program. The Company typically experiences only a small amount of core deposit growth in the first half of the year with most deposit growth in the second half. Approximately $158 million in brokered deposits used for funding the RAL program are included in the balance shown above for December 31, 2001. In prior years, issuance of these deposits was not initiated until the first quarter. Issuance was begun earlier for the 2002 season so that the Company could issue more two month certificates. There is less demand in the market for certificates with this maturity term than for longer terms, but they are more beneficial because their shorter term better matches the Company's need for funding.

        The table below shows the interest expense for the major categories of deposits for the three and nine-month periods ended September 30, 2002 and 2001.

Table 6—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(in thousands)	2002	2001	2002	2001
NOW accounts	$226	$286	$615	$1,219
Money market deposit accounts	2,375	4,770	7,101	17,460
Other savings deposits	375	628	1,073	2,269
Time certificates of $100,000 or more	4,267	7,596	15,493	26,369
Other time deposits	3,711	6,068	12,022	20,154

	$10,954	$19,348	$36,304	$67,471

LOANS AND RELATED INTEREST INCOME

        The table in Note 5 to the Consolidated Financial Statements which this discussion accompanies shows the balances by loan type for September 30, 2002, December 31, 2001, and September 30, 2001. The end-of-period loan balances as of September 30, 2002 have increased by $105.1 million compared to December 31, 2001 and by $181.2 million compared to September 30, 2001. There are no RALs in these totals for 2002 or 2001. All unpaid RALs are charged-off by June 30 each year and the program does not begin until after December 31.

        Within the average balance of consumer loans in Table 2B are some of the tax refund loans. About 90% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2B.

        Without the effect of tax refund loans, average yields for loans for the three and nine-month periods ended September 30, 2002 were 7.10% and 7.17%, respectively, and for the three and nine-month periods ended September 30, 2001 were 8.18% and 8.53%, respectively. The decreases in average rates earned in 2002 compared to 2001 is reflective of the Federal Open Market Committee of the Federal Reserve Board continuing to decrease its target market rates during the last three months of 2001. Along with most other financial institutions, the Company had to decrease its prime rate to reflect the change in market rates.

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

Table 7—COMMITMENTS

(in thousands)	September 30, 2002	December 31, 2001
Commitments to extend credit
Commercial	$618,079	$553,390
Consumer	$122,618	$98,228
Standby letters of credit	$44,407	$40,677

        The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. The following table shows the maturity of the commitments as of September 30, 2002.

Table 8—COMMITMENTS BY MATURITY

(in thousands)	Total Available	Maturity Less Than 1 Yr	Maturity 1-3 Yrs	Maturity 4-5 Yrs	Maturity 5+ Yrs
Commercial Lines of Credit	618,079	451,064	75,395	16,183	75,437
Consumer Lines of Credit	122,618	1,303	117	—	121,198
Standby Letters of Credit	44,407	28,448	12,949	—	3,010
Total	785,104	480,815	88,461	16,183	199,645

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

        The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb the probable losses incurred in the portfolio of loans and leases, including those not yet specifically identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the Consolidated Financial Statements presented in the Company's Annual Report for 2001 on Form 10-K. This methodology involves estimating the amount of probable credit loss incurred in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Loan Grading

        Part of the methodology used by the Company to determine the adequacy of the allowance for credit loss involves grading loans. The Company uses a 10 point scale. Grades 1 through 5 are considered "Pass" grades and there are no specific credit concerns regarding the loans to which these grades have been assigned. Grade 6 is also considered a "Pass" grade, but there is some factor which causes the Company to monitor them more closely. Generally this factor does not pertain to the specific loan, but instead relates to the industry or geography in which the customer does business.

        Grades 7 and 8 correspond to the regulatory designations of "Special Mention" and "Substandard." They are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a

Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, the factor or situation has occurred and continuation of the situation will cause default by the customer. Some of the Grade 8 loans will be classified as nonaccrual, i.e., the Company will not be recognizing interest on the loans and all payments will be applied to principal.

        Grade 9 corresponds to the regulatory designation of "Doubtful," and they are three months or more delinquent. Generally the Company has stopped accruing interest on them unless they are well secured and the Company is actively pursuing collection efforts. Grade 10 corresponds to the regulatory designation of "Loss." The only loans graded 10 would be those in the process of being charged-off.

Impaired Loans

        Special considerations apply when loans are determined to be impaired. These considerations, described in Note 5 to the financial statements which this discussion accompanies, affect the amount of allowance that the Company allocates to these loans.

Migration of Problem Loans

        At any point in time there will be some loans in each of the grades 7 through 9. The amount of loan balances in each grade will increase in periods of economic slowdown or recession, but the totals for each grade will not generally increase at the same time. Instead, depending on the pace or intensity of the slowdown and how quickly it impacts customers, there will generally be an increase in grades 7 and 8, later an increase in 9, and later still an increase in charge-offs.

        However, not all loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, their loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note F). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate or even improve—it is to be expected that credit quality measurements may lag economic indicators. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 because the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening. Similarly, charge-offs, the last step in migration, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

        Generally, more allowance will be allocated to loans as they decline in credit quality. Consequently, as loan balances increase in grades 7 through 9, it would be expected that the allowance would increase through additional charges to provision expense. However, banks seldom provide an allowance of 100% of the loan balance. If the prospects are that poor for repayment, the loan is charged-off. Therefore, charge-offs entail extra provision expense to cover the portion of the loan balance for which allowance had not been provided. Otherwise, the remaining allowance would be insufficient to cover the risk of loss in the other loans.

        The Company defines "potential problem loans" as loans graded 7 and loans graded 8 on which the Company is still accruing interest. "Noncurrent loans" are those loans graded 8 that are not accruing interest or are loans 90 days or more delinquent but still accruing interest and loans graded 9. The table below shows total potential problem loans and noncurrent loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense unrelated to RALs. The impact of RALs is excluded from these figures because the season patterns of this program are unrelated to the economic cycle.

Table 9—POTENTIAL PROBLEM AND NONCURRENT LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION (EXCLUSIVE OF RAL)

(dollars in thousands)	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Potential problem loans	$127,188	$177,969	$174,587	$138,253	$113,700	$80,228
Noncurrent loans	$49,786	$31,495	$20,700	$20,119	$20,615	$23,962
Net charge-offs other than RALs	$2,935	$1,619	$3,527	$3,528	$2,932	$1,572
Allowance for credit losses other than RALs	$55,341	$59,122	$54,807	$48,872	$43,886	$41,242
Provision expense for loans other than RALs	$(846)	$5,934	$9,462	$8,837	$5,973	$3,358

        The Company began to experience an increase in potential problem loans beginning with the third quarter of 2001. Certain loans to customers involved in the hospitality industry were quickly downgraded as travel was severely curtailed in the aftermath of the terrorist attacks on New York and Washington D.C. The economy was already starting to slow when those events occurred and charge-offs had been higher than the previous quarter, especially in the consumer and leasing portfolios.

        As the impact of the economic slowdown continued into the fourth quarter of 2001, the Company placed more of its commercial and commercial real estate loans in grades 7 and 8 as specific situations that could cause default were identified or actually occurred. However, payments were continuing to be made on time and so there was only a slight increase in noncurrent loans. The Company increased its allowance through additional provision expense to recognize the increase in probable losses incurred in the portfolio. In addition, additional provision expense addressed the increase in charge-offs in the consumer and small business portfolios.

        Potential problem loans continued to increase in the first quarter of 2002, but commercial and commercial real estate customers were still making their payments and there was no increase in noncurrent loans. Charge-offs remained virtually identical to the preceding quarter. The Company again increased its allowance to provide for the additional probable losses estimated to be occurring with the increase in the potential problem loans.

        During the second quarter of 2002 there was a stabilization in the potential problem loan balances as the loans downgraded into this classification about equaled the amount being upgraded to a pass grade or being classified as nonaccrual because of additional doubt as to the customer's ability to fully pay the debt. Noncurrent loans increased this quarter but charge-offs decreased. The increase in noncurrent loans led to $4.3 million in additional allowance to be provided. However, with the lower charge-off amount, this was provided with the expense charge at roughly two thirds what it had been in the prior two quarters.

        In the third quarter of 2002, potential problem loans decreased by $50.7 million. Three loans with total outstanding balances of approximately $30 million were either upgraded or were repaid. This improvement in credit quality or repayment provided approximately $1.7 million in allowance that was then available for other loans. In addition, approximately $2.1 million of other potential problem loans were upgraded. The Company also reclassified $18.3 million from potential problem loans to nonaccrual loans. Approximately $16 million of this increase related to one loan. Weaknesses in this loan had been identified in the first quarter of 2002 and the Company had provided allowance for it in excess of the normal historical loss rate for its then current grade in both the first and second quarters of 2002. When the Company specifically reviews a credit for probable loss, it attempts to estimate both the probability of the loss and the amount of the loss. Based on its modeling during the third quarter of the probability that loss had occurred in this loan, the Company recognized that while the estimated loss was no greater than its estimate had been in the second quarter, the loss was more certain. It therefore classified the loan as nonaccrual but did not provide more allowance for the loan than it had provided in the second quarter. This situation is not unusual in instances where the loan is collateralized. Better information about the cash flows of the borrower may be obtained such that it becomes more certain that the borrower will default. However, the value of the collateral remains the same and therefore the estimate of the amount of the allowance necessary to cover any loss also does not change. Lastly, there was a net increase in loans outstanding which would normally require an increase in the allowance for credit losses.

        The net result of these actions was to lower the amount of the allowance considered necessary to cover probable losses estimated to have been incurred in the loan portfolio. This was accomplished by reversing $846,000 from our allowance for credit losses through a negative provision expense for loans other than RALs.

        As explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"), loans not specifically reviewed each quarter have an allowance provided for them by applying historical loss rates to outstanding balances. These historical loss rates are modified based on a number of factors described in the 2001 10-K. Among these are the Company's judgment of current economic conditions in its market areas, because the historical loss rates cover periods of economic expansion and contraction. For example, if it is the Company's judgment that economic conditions have deteriorated during the quarter, then it will increase the historical loss rates on the assumption that more losses are likely to have occurred in the portfolios than would otherwise be the case. At the end of the third quarter of 2002, the best information available to the Company indicated that while recovery had not begun in its market areas, economic conditions had stabilized. In the Company's methodology for determining an adequate allowance for credit losses, this resulted in a lower need for provision expense compared to prior quarters when the Company had concluded that the economy was deteriorating.

        The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of September 30, 2002 and 2001 (amounts in thousands).

TABLE 10—ALLOCATION OF ALLOWANCE

	September 30, 2002	September 30, 2001
Doubtful	$5,113	$4,881
Substandard	19,621	10,314
Special Mention	5,095	5,806

Total	$29,829	$21,001

        Table 11 shows the amounts of noncurrent loans and nonperforming assets for the Company at the end of the third quarter of 2002, and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include noncurrent loans and foreclosed collateral (generally real estate). There is no standard industry definition for "potential problem loans" so while the Company's totals for the last six quarters are shown in the Table 9, peer comparisons are not available.

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

Table 11—ASSET QUALITY

(dollars in thousands)	September 30 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30 2001	June 30, 2001
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$5,958	$4,056	$1,609	$3,179	$5,474	$4,335
Nonaccrual loans	43,828	27,439	19,091	16,940	15,141	19,627

Total noncurrent loans	49,786	31,495	20,700	20,119	20,615	23,962
Foreclosed collateral	—	—	—	—	—	—

Total nonperforming assets	$49,786	$31,495	$20,700	$20,119	$20,615	$23,962

Allowance for credit losses other than RALs	$55,341	$59,122	$54,807	$48,872	$43,886	$41,242
Allowance for RALs	—	—	918	—	—	—

Total allowance	$55,341	$59,122	$55,725	$48,872	$43,886	$41,242

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.90%	2.05%	1.93%	1.75%	1.61%	1.56%
Coverage ratio of allowance for credit losses to noncurrent loans	111%	188%	265%	243%	213%	172%
Ratio of noncurrent loans to total loans	1.71%	1.09%	0.73%	0.72%	0.76%	0.91%
Ratio of nonperforming assets to total assets	1.22%	0.78%	0.51%	0.51%	0.55%	0.65%
Ratio of allowance for credit losses to potential problem loans and noncurrent loans	31.27%	28.23%	28.06%	30.86%	32.67%	39.58%
FDIC PEER GROUP RATIOS: (Note B)
Coverage ratio of allowance for credit losses to total loans	n/a	1.81%	1.79%	1.79%	1.91%	1.84%
Coverage ratio of allowance for credit losses to noncurrent loans	n/a	173%	161%	168%	171%	178%
Ratio of noncurrent loans to total loans	n/a	1.04%	1.11%	1.07%	1.12%	1.05%
Ratio of nonperforming assets to total assets	n/a	0.73%	0.77%	0.73%	0.77%	0.73%

        Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of noncurrent loans to total loans. While the Company does not determine its allowance for credit losses by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology. Also shown for comparative purposes are the Company and peer ratios of noncurrent loans to total loans and nonperforming assets to total assets.

        When the economy is changing, comparing the Company's ratios at the end of the current quarter with peers' ratios at the end of the prior quarter must be done cautiously. The Company's allowance as of the end of the current quarter may reflect impacts from the economy on the Company's borrowers which will only become apparent in the peer statistics when they are published near the end of the next quarter. The Company's allowance for credit losses (other than tax refund loans) to total loans at June 30, 2002 (2.05%) was higher (by 13%) than the peer ratio (1.81%) for the same date.

        The ratio of allowance for credit loss to noncurrent loans is a common ratio reported for banks. The Company's ratio of allowance for credit loss compared to non-current loans at June 30, 2001 (188%) was higher than the ratio for its peers (173%) and then decreased to 111% at September 30, 2002. This occurred as the total of noncurrent loans increased as explained above. It is important to note however that the allowance is not provided only for noncurrent loans. It is also provided for the potential problem loans as well. Though the Company's allowance for credit losses is lower at June 30, 2002 than at September 30, 2002, as a percentage of potential problem loans and noncurrent loans, the allowance for credit loss increased from 28.2% to 31.3%, respectively. This percentage increase would be expected, because generally more allowance should be provided for noncurrent loans than for loans only potentially regarded as problem credits.

        The following table shows the types of loans included among noncurrent and potential problem loans.

Table 12—NONCURRENT AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)	Noncurrent Loans	Potential Problem Loans other than Noncurrent
Loans secured by real estate:
Construction and land development	$5,412	$20,131
Agricultural	1,134	2,883
Home equity lines	939	4,273
1-4 family mortgage	2,954	12,850
Multifamily	—	1,899
Non-residential, nonfarm	3,423	30,088
Commercial and industrial	31,277	42,872
Leases	2,898	9,071
Other Consumer Loans	1,749	3,121

Total	$49,786	$127,188

Charge-offs:

Table 13—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2002 YTD Annualized	2001	2000	1999	1998
Pacific Capital Bancorp (excl tax refund loans)	0.38%	0.33%	0.33%	0.23%	0.03%
FDIC Peers (Note B)	0.82%	1.03%	0.68%	0.68%	1.02%

        At the date this discussion was prepared, most economic analysts do not seem to expect any significant recovery during the last quarter of 2002. If the pace of recovery is slow, the Company expects that potential problem loans will remain stable and noncurrent loans will remain stable or show slight improvement. Nonetheless, charge-offs are expected to be higher in the last quarter of 2002 than in the third quarter. As noted above, Management believes that the slow or recessionary economy of the last year has lasted long enough that the ability of some customers to pay their loans has been irreparably damaged. The Company has indicated that it anticipates that the ratio of net charge-offs to average loans will be approximately 0.50% for the year 2002. This would imply approximately $5.0-$5.5 million in charge-offs for the last quarter of 2002 compared to $2.9 million for the both the third quarters of 2002 and 2001. The Company is aware of additional loans which are likely to be classified as noncurrent in the fourth quarter of 2002.

Conclusion

        The amount of allowance for credit losses allocated to noncurrent loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Consolidated Financial Statements presented in the Company's 2001 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2002 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

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

        As shown in Table 2A, the average balance of these short-term investments for the third quarter of 2002 was less than for the third quarter of 2001. There are two explanations for this. The first is that during the third quarter of 2001, the interest rate curve was slightly inverted in the short maturity range and flat in the long maturity range. This meant that the Company would have received the same or possibly a smaller yield by investing extra cash in financial instruments with a longer maturity. Consequently, the Company tended to keep the funds in overnight instruments. By the fourth quarter of 2001, the yield curve had returned to a more normal shape with longer term instruments earning more than shorter term instruments. This allowed the Company to invest excess cash in longer-term instruments at higher rates than it would earn in overnight funds and the Company followed this course of action.

        The second factor for the decrease is that during the last twelve months, loans have been increasing faster than deposits. As discussed in the next section, the Company has funded some of the loan growth not covered by increased deposits through nondeposit sources of funding. However, some has also been funded by carrying less overnight assets.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company's subsidiaries as needed to manage their daily liquidity positions. At various times during each quarter, the Company may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the Company first uses its short-term investments to provide the needed funds—see the above section of this discussion—and then borrows funds overnight in the form of Federal funds purchased until cash flows are again balanced.

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

        Table 14 indicates the average balance (dollars in millions), the rates for these borrowings and the proportion of total assets funded by them over the last seven quarters.

Table 14—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
December 2000	$91.8	5.59%	2.5%
March 2001	135.7	5.00%	3.4%
June 2001	92.1	3.10%	2.4%
September 2001	70.7	3.45%	1.9%
December 2001	69.1	1.47%	1.8%
March 2002	151.6	1.32%	3.5%
June 2002	90.7	1.49%	2.2%
September 2002	57.6	1.75%	1.4%

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

        Treasury Tax and Loan demand notes, borrowings from the Federal Reserve Bank (FRB), advances from the FHLB, and the senior and subordinated notes are reported on the Consolidated Balance Sheets as long-term debt and other borrowings.

Other Borrowings:

        Treasury Tax and Loan demand notes are amounts received from customers that are due to the Internal Revenue Service for payroll and other taxes. Banks may immediately forward these funds to the IRS, or may retain the funds and pay interest on them. The Company elects to retain these funds.

        As a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company borrowed funds from this source only a few times during the quarter.

Long-Term Debt:

        SBB&T and FNB were both members of the FHLB and could obtain short term advances for liquidity purposes as well as the longer term borrowings they completed for interest rate risk management. With the consolidation of SBB&T and FNB into the Bank at the end of the first quarter of 2002, the bank charters were surrendered and the memberships were terminated. A new application was made by the Bank for membership in the FHLB, but the application could not be processed until financial statements were prepared for the combined entity for the first quarter of 2002. Rather than lose this source of liquidity during the application process, Management had the two banks borrow $50 million in short term advances from the FHLB just prior to the consolidation. This additional borrowing is partially the cause of the higher balances in other borrowings during the second quarter of 2002. These advances were repaid in June when they matured. The Bank's application for membership in the FHLB was also approved in June.

        Long-term debt at September 30, 2002 included $177.0 million in advances from the FHLB, $36.0 million in subordinated debt at the Bank, and $40.0 million in senior debt at Bancorp. The scheduled maturities of the advances are $27.4 million in 1 year or less, $75.6 million in 1 to 3 years, and $74.0 million in more than 3 years. The maturity of both the subordinated debt and senior debt is July 2011.

        Table 15 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

Table 15—LONG-TERM DEBT

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
March 2001	117.8	5.19%	2.9%
June 2001	118.0	6.09%	3.1%
September 2001	172.7	6.90%	4.6%
December 2001	175.8	6.51%	4.6%
March 2002	181.4	6.89%	4.1%
June 2002	268.8	5.80%	6.6%
September 2002	251.3	6.10%	6.2%

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

        The subordinated note and senior note were issued in July 2001 by the Bank and by Bancorp, respectively. The subordinated debt was structured to qualify as Tier II regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company's outstanding shares, to pay the note mentioned in the succeeding paragraph, and to fund some of the cash dividends during the last few quarters. This avoided the need to fund these dividends through dividends from the bank which would lower its capital.

        The Company incurred $20 million in term debt on June 30, 2000 to provide part of the funds necessary to purchase the shares of LRB's parent company, Los Robles Bancorp. The note called for principal reductions of $2.5 million per quarter until June 2001 when the note matured and was paid.

The average balance outstanding each quarter for this note is included in the amounts in Table 15 for the quarters ending December 2000 through June 2001.

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

        Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. Service charges have increased along with the growth in deposit balances. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees decreased $19,000 or 0.6% from the same quarter a year ago as the equity markets have declined.

        Other categories of noninterest revenue include various service charges, fees, and miscellaneous income. In 2001, these included service fees arising from credit card processing for merchants and escrow fees. The Company sold its merchant card processing businesses in 2001, but some income and expenses associated with these portfolios have been recognized in 2002 as the business transitioned to the purchaser. The Company also discontinued its escrow operations in 2001.

        Included in other income for the nine months ended September 30, 2001 is a gain of $1.4 million from the sale of some of the Company's indirect auto loans through a securitization as described in Note 13 to the financial statements.

        The following table shows some of the major items of noninterest revenue and operating expense for the three and nine months ended September 30, 2002 and 2001 that are not specifically listed in the consolidated statements of income.

Table 16—NONINTEREST REVENUE AND OPERATING EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Noninterest revenue
Merchant credit card processing	$238	$2,204	$642	$6,169
Refund transfer fees	146	126	16,582	14,235
Noninterest expense
Marketing	$938	$965	$2,391	$2,735
Consultants	867	1,151	2,568	4,875
Merchant credit card clearing fees	45	1,758	420	4,883
Amortization of goodwill	—	653	—	1,911
Amortization of core deposit intangibles	212	9	424	26

        Consultant expense in the three and nine month periods ended September 30, 2002 is lower than in corresponding periods of 2001. The Company had a number of special projects in progress in 2001 for which consultants were used. Also, with the slowdown in the economy, the Company has been better able to hire information technology staff than in 2001 when outsourcing had to be used.

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

        Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three and nine-month periods ended September 30, 2002 and 2001.

Table 17—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Salary and benefits as a percentage of net revenues	32.35%	32.10%	26.25%	27.10%
Salary and benefits as a percentage of average assets	0.47%	0.48%	1.37%	1.41%

        Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

        The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

        The Company moved its information technology and central operations staff into new facilities in the fourth quarter of 2000. The prior operations center had been occupied in the mid-1980s when the volume of business was substantially less. The Company had been in negotiations with the owner of the new facility for several years regarding the extent of the renovation required and resistance to earthquake damage that needed to be provided. In the first quarter of 2001, the Company received the benefit from a $500,000 one-time payment from the owner of the prior facility to leave before the lease expired. This is reported as an offset to occupancy expense for the first nine months of 2001.

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

        Provision for bad debt expense is only deductible for Federal taxes when loans are actually charged-off. Prior to 2002, California had permitted some portion of the provision to be deducted from state taxes in excess of amounts actually charged off, i.e. a reserve could be established through deductions from taxable income. In the third quarter of 2002, legislation was enacted which would conform tax accounting for provision expense with the Federal method. This will be done by requiring one half of the permitted reserve to be recaptured as taxable income in 2002. The remainder will never be recaptured. The Company recognized the one time benefit of $689 thousand from this change in the third quarter of 2002.

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

        Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At September 30, 2002, the Company's immediate liquidity was substantially in excess of the 5% target.

        Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At September 30, 2002, the Company's intermediate liquidity was adequate to meet all projected needs.

        Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At September 30, 2002, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

        As indicated above and in Note 13 of the Consolidated Financial Statements which this discussion accompanies, during 2001 the Company sold $58 million in auto loans through a securitization. This provided additional liquidity during the 2001 RAL season. It was not a necessary part of the liquidity plan for 2001, and no similar securitization transaction occurred in 2002. The Company did sell approximately $23 million of commercial real estate loans in early 2002. These sales were completed to test the liquidity of portions of its loan portfolio. Just as the Company occasionally borrows funds on its uncommitted lines from other financial institutions simply to test the availability of funds under those lines, the Company occasionally sells portions of its loan portfolio it would otherwise keep to test its ability to liquidate that portion of the portfolio should it be necessary.

CAPITAL RESOURCES AND COMPANY STOCK

        The following table presents a comparison of several important amounts and ratios for the three and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands).

Table 18—CAPITAL RATIOS

	Three-month Periods Ended September 30,			Nine-month Periods Ended September 30,
	2002	2001	Change	2002	2001	Change
Amounts:
Net Income	$17,616	$11,279	$6,337	$60,362	$45,830	$14,532
Average Total Assets	$4,035,879	$3,786,029	$249,850	$4,148,026	$3,872,607	$275,419
Average Total Equity	$353,038	$327,594	$25,444	$340,080	$318,416	$21,664
Ratios:
Equity to Total Assets (period end)	9.23%	8.83%	0.40%	9.23%	8.83%	0.40%
Annualized Return on Average Assets	1.73%	1.18%	0.55%	1.95%	1.58%	0.37%
Annualized Return on Average Equity	19.80%	13.66%	6.14%	23.73%	19.24%	4.49%

        The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduces significant seasonality and causes the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters. This seasonality also impacts the year-to-date ratios in subsequent quarters.

        Capital must be managed at both the Company and at the bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of September 30, 2002, the Company's total risk-based capital ratio was 12.52%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets. As of September 30, 2002, Tier I capital was 10.14% of risk adjusted assets and 8.11% of average tangible assets.

        The total risk-based capital ratio of 12.52% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled "Other Borrowings, Long-term Debt and Related Interest Expense," this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continue to grow.

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

        In the second quarter of 2002, the Board of Directors authorized a second stock buy back plan. The plan provides for up to $20 million to be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable. As of September 30, 2002, the Company had repurchased approximately 205,000 shares at an average price of $24.63 per share for a total price of $5.1 million.

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

REGULATION

        The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators, and cannot open or close branch offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Bank is required by the provisions of the CRA to make significant efforts to ensure that access to banking services is available to all members of the communities served.

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

        Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to reduce IRS processing and storage costs. Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because these programs facilitate electronic filing.

        While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first six months of 2001 and 2002. These impacts and other details of the programs are discussed in the following five sections.

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

Funding Impact on Various Balance Sheet and Income and Expense Accounts:

        As the RAL program has increased in loan volume, the Company has had to use more sophisticated funding arrangements.

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

        Therefore, for the 2001 season, the Company made arrangements to finance some of the RALs through a securitization. In addition, the Company used its liquid assets, borrowed overnight funds, and issued brokered CDs to fund the remainder of the loans. The securitization had a higher rate of interest, but it was more efficient by providing funds only during the height of the refund season.

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

Fees for Services:

        The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, companies which have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer's fee does not change.

        The fees for the RAL product are higher than the fees for the RT product because of the credit risk and funding costs involved.

        There is a higher credit risk associated with refund loans than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers conduct no business with the Company other than this once-a-year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, may be difficult because many of these taxpayers have no permanent address.

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

        The Company's liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. The sources of this funding are described above in "Funding Impact on Various Balance Sheet and Income and Expense Accounts." Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure an adequate amount is available.

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

        The Company has been named in a lawsuit filed by certain tax preparers. The suit is described in Note 12 to the Consolidated Financial Statements which this discussion accompanies. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

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

        The securitization changed how some of the income and expenses of the program were accounted for. All of the cash flows associated with the RALs sold to the Company's securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the Consolidated Statements of Income for the six-month period ended June 30, 2002. Specifically, these cash flows included $14.0 million in fees, $1.9 million in interest and fees charged by the securitization partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2002 and 2001.

Summary of Operating Results:

        The following table summarizes operating results for the RAL and RT programs for the three and nine-month periods ended September 30, 2002 and September 30, 2001.

Table 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(dollars in thousands)	2002	2001	2002	2001
Interest income from RALs	$105	$275	$19,207	$26,326
Interest expense on funding	(22)	—	(1,582)	(852)
Intersegment revenues	31	58	850	3,581
Internal charge for funds	(4)	—	(565)	(3,752)

Net interest income	110	333	17,910	25,303
Provision for credit losses — RALs	659	1,536	(2,730)	(6,250)
Refund transfer fees	147	126	16,582	14,235
Gain on sale of loans	—	—	10,171	—
Operating expense	(1,162)	(1,642)	(8,339)	(7,606)

Income before taxes	$(246)	$353	$33,593	$25,682

Charge-offs	$—	$—	$6,615	$8,963
Recoveries	(659)	(1,138)	(3,885)	(3,533)

Net charge-offs	$(659)	$(1,138)	$2,730	$5,430

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

        Following past practice, the Company charged-off remaining uncollected refund loans as of June 30. There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2002

        During the last quarter of 2002, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc. Collections are also likely to be received on loans charged-off both in 2002 and in prior years.

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

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        Note A—For Tables 2A, 2B and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Tables 2A and 2B as "Tax equivalent income included in interest income from non-taxable securities and loans."

        Note B—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the second quarter of 2002. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

        Note C—Most of the loans or transfers are paid to the taxpayer by means of a cashier's check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

        Note D—The table below shows the balances and amounts of interest income and expense that are excluded in computing the non-RAL net interest margins:

Table 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RAL

	Three Months Ended		Nine Months Ended
(in thousands)	9/30/02	9/30/01	9/30/02	9/30/01
Refund loan balances	$—	$—	$90,903	$78,749
Interest income	$105	$275	$19,207	$26,326
Certificates of deposit	$3,089	$—	$71,774	$26,514
Interest expense	$22	$—	$1,582	$852

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

        Note E—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y axis and maturities on the X axis. The line that connects the points will normally be a curve slopping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally, the slope (or a portion of the slope) inverts and short term rates are actually higher than long term rates.

        Note F—In fact, because consumer small business loans including leasing loans are generally charged-off as soon as they become 120 days delinquent, they will frequently migrate directly to loss from a pass or grade 7 classification without appearing from a reporting standpoint, simply because there is only a one in three chance that a quarter-end will occur while they are in nonaccrual status.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has been named in a lawsuit filed by certain tax preparers. The suit is described in Note 12 to the Consolidated Financial Statements which this discussion accompanies. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

        The Company has been named in a lawsuit filed by certain customers. This suit is also is described in Note 12 to the Consolidated Financial Statements which this discussion accompanies. The Company does not expect that this suit will have any material impact on its financial condition or operating results.

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
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP
/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President Chief Executive Officer	November 14, 2002
/s/ DONALD LAFLER Donald Lafler Executive Vice President Chief Financial Officer	November 14, 2002

Certification

I, William S. Thomas, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Pacific Capital Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President and Chief Executive Officer

Certification

I, Donald Lafler, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Pacific Capital Bancorp;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DONALD LAFLER Donald Lafler Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART 1 FINANCIAL INFORMATION
FINANCIAL STATEMENTS PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (dollars in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Income (Unaudited) (dollars in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements September 30, 2002 (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
SIGNATURES
Certification
Certification