Form 10-K
period 2002-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2003-03-12
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED COMMISSION FILE NUMBER	DECEMBER 31, 2002 0-11113

PACIFIC CAPITAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-3673456 (I.R.S. Employer Identification No.)
1021 Anacapa St., Santa Barbara, California (Address of principal executive offices)	93101 (Zip Code)
(805) 564-6298 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of Class Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X    No

The aggregate market value of the voting stock held by non-affiliates computed June 28, 2002, based on the sales prices on that date of $23.88 per share: Common Stock—$750,435,137. This amount is based on reported beneficial ownership by all directors and executive officers and the registrant's Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 21, 2003, there were 34,512,117 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders on April 22, 2003 are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

(a) General Development of the Business

Operations commenced as Santa Barbara National Bank with one office and 18 employees in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust ("SBB&T"). Santa Barbara Bancorp ("SBBancorp") was formed in 1982. In 1998, SBBancorp merged with Pacific Capital Bancorp ("PCB"), a bank holding company that was the parent of First National Bank of Central California ("FNB"). SBBancorp was the surviving company, but took the name Pacific Capital Bancorp to recognize the wider market area. In March 2002, the Company consolidated the two subsidiary banks, SBB&T and FNB, into one bank charter, Pacific Capital Bank, N.A. ("PCBNA"). Unless otherwise stated, "Company" refers to this consolidated entity and to its subsidiary banks when the context indicates. "Bancorp" refers to the parent company only.

At the time of the bank consolidation in 2002, SBB&T had grown to 29 banking offices with loan, trust and escrow offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. From 1995 through 1998, six banking offices were opened in western Ventura County and one in northern Santa Barbara County. The Company acquired Los Robles Bank ("LRB") at the end of June, 2000, when the Company purchased all of the outstanding shares of Los Robles Bancorp, parent of LRB. LRB was merged with SBB&T in the second quarter of 2001. LRB had three offices. Two of these became offices of SBB&T and the third was closed because of its close proximity to one of the existing offices of SBB&T.

At the time of the bank consolidation, FNB had 11 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito counties. The offices in Santa Clara County use the name South Valley National Bank, which was a separate subsidiary of PCB until it was consolidated with FNB shortly before PCB merged with SBBancorp. The offices in San Benito County use the name San Benito Bank ("SBB"). SBB was a separate bank prior to its merger with FNB at the end of July 2000. FNB also provided trust and investment services to its customers.

PCBNA now has 41 banking offices from the Thousand Oaks/Westlake area of Ventura County in the South to Morgan Hill in the North. The Company continues to use the brand names of Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, and San Benito Bank in their respective market areas.

The Company has several other subsidiaries. One, PCB Services Corporation, was formed in 1988. This subsidiary, which was primarily involved in mortgage brokering services and the servicing of brokered loans, ceased those activities in 2001 and now has only insignificant activities. A second, Pacific Capital Services Corporation, is inactive. There are two subsidiaries that are used in the securitizations mentioned in Note 10 to the consolidated financial statements.

(b) Financial Information about Industry Segments

Information about industry segments is provided in Note 26 to the consolidated financial statements.

(c) Narrative Description of Business

Bancorp is a bank holding company. As of December 31, 2002, as described above, it had one bank subsidiary. Bancorp provides support services to its subsidiary bank, PCBNA. These services include executive management, legal, accounting and treasury, and investor relations.

PCBNA offers a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. PCBNA offers other services such as electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. PCBNA also offers trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, charitable remainder trusts, employee benefit trusts, and profit sharing plans, as well as executor or probate agent for estates. Investment management and advisory services are also provided.

PCBNA also offers products related to income tax returns filed electronically. The Company is one of three financial institutions which together provide over 90% of these products on a national basis. The Company provides these services to taxpayers who file their returns electronically. For both products, the taxpayer instructs the Internal Revenue Service to remit his/her refund to the Company. In the case of a Refund Anticipation Loan (RAL), the Company will have lent the taxpayer some portion of the amount of his/her refund and will apply the refund when received from the IRS to repayment of the loan. In the case of a Refund Transfer (RT), the Company will forward the refund to the taxpayer once it has been received from the IRS. As a loan product, there is credit risk associated with a RAL. There is no credit risk associated with an RT. Because they are associated with income tax returns, there is a high degree of seasonality to the income from these programs. These programs are more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 8 through 51.

Competition:    For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the statewide savings and loan associations, and other local community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms and asset or investment managers.

Employees:    The Company currently employs the equivalent of approximately 1,225 full time employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

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

ITEM 3.    LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by certain tax preparers. The suit is described in Note 17 to the Consolidated Financial Statements which this discussion accompanies. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

The Company has been named in a lawsuit filed by certain customers. This suit is also is described in Note 17. The Company does not expect that this suit will have any material impact on its financial condition or operating results.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company's common stock trades on The Nasdaq Stock Market under the symbol PCBC. The following table presents the high and low closing sales prices of the Company's common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

	2002 Quarters				2001 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Range of stock prices:
High	$28.00	$29.10	$26.57	$23.51	$22.04	$22.70	$22.97	$22.88
Low	$22.65	$21.74	$22.65	$20.43	$18.07	$20.67	$18.75	$18.66

(b) Holders

There were approximately 9,000 shareholders as of December 31, 2002. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Approximately 24% of the Company's shares are owned by institutional investors based on filings with the SEC by these investors.

(c) Dividends

The Company declares dividends four times a year. The following table presents cash dividends declared per share for the last two years:

	2002 Quarters				2001 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Cash dividends declared	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17	$0.17	$—
Cash dividends paid	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17	$0.17	$0.17

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. In 2001, the Company paid dividends each quarter. However, it changed the timing of the declaration of the dividend from the month prior to the quarter end to the first month of each quarter. In December 2000, the Company had declared a dividend of $0.17 per share payable in February 2001. In April 2001 the Company declared a dividend of $0.17 per share payable in May 2001. In prior years, the dividend payable in May would have been declared in March. The number of dividends paid and the amount for the dividends paid to shareholders remains the same, but since only three quarterly dividends were declared in 2001, there is a smaller amount of dividends reported as declared in the Consolidated Statements of Shareholders' Equity for 2001 than for 2000.

The above per share figures are adjusted for the 4 for 3 stock split that was distributed in June 2002. The pre-split amounts for 2001 and the first two quarters of 2002 were $0.22 per share. Adjusted for the split, the quarterly figures were $0.165. These amounts have been rounded to $0.17 per share for presentation. The amounts presented in the table for dividends declared and paid for the year 2001 differ from the sum of the four quarters shown in the above table due to this rounding.

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary banks.

ITEM 6.    SELECTED FINANCIAL DATA

The following table compares selected financial data for 2002 with the same data for the four prior years. The Company's Consolidated Financial Statements and the accompanying notes presented in Item 8 explain reasons for the year-to-year differences.

(amounts in thousands except per share amounts)
		Increase (Decrease)
	2002		2001	2000	1999	1998

RESULTS OF OPERATIONS:
Interest income	$266,746	$(24,362)	$291,108	$289,964	$225,127	$205,019
Interest expense	62,799	(34,427)	97,226	110,526	72,475	72,259
Net interest income	203,947	10,065	193,882	179,438	152,652	132,760
Provision for credit losses	19,727	(6,944)	26,671	14,440	7,043	9,313
Other operating income	73,784	8,058	65,726	50,340	43,919	39,974
Non-interest expense:
Staff expense	74,420	4,632	69,788	67,204	55,357	52,380
Other operating expense	68,868	(4,494)	73,362	64,753	62,068	59,572
Income before income taxes and effect of accounting change	114,716	24,929	89,787	83,381	72,103	51,469
Provision for income taxes	39,865	6,189	33,676	31,925	25,570	19,970
Net Income	$74,851	$18,740	$56,111	$51,456	$46,533	$31,499
DILUTED PER SHARE DATA:
Average shares outstanding	34,990	(529)	35,519	35,479	35,403	34,884
Net Income	$2.14	$0.56	$1.58	$1.45	$1.31	$0.90
Cash dividends declared	$0.70	$0.20	$0.50	$0.63	$0.54	$0.50
Cash dividends paid	$0.70	$0.04	$0.66	$0.63	$0.54	$0.50
FINANCIAL CONDITION:
Total assets	$4,219,213	$258,284	$3,960,929	$3,677,625	$3,080,309	$2,825,346
Total deposits	$3,516,077	$150,502	$3,365,575	$3,102,819	$2,621,457	$2,488,032
Long-term debt	$252,000	$77,000	$175,000	$103,000	$85,017	$42,926
Total shareholders' equity	$371,075	$45,199	$325,876	$296,261	$253,041	$230,495
OPERATING AND CAPITAL RATIOS:
Average total shareholders' equity to average total assets	8.40%	0.07%	8.33%	7.77%	8.25%	8.50%
Rate of return on average:
Total assets	1.80%	0.35%	1.45%	1.40%	1.57%	1.20%
Total shareholders' equity	21.46%	4.00%	17.46%	18.06%	19.00%	14.08%
Tier 1 leverage ratio	7.94%	0.24%	7.70%	7.16%	7.96%	7.44%
Tier 1 risk-based capital ratio	9.77%	-0.01%	9.78%	9.21%	10.70%	10.46%
Total risk-based capital ratio	12.10%	-0.13%	12.23%	10.46%	11.86%	11.70%

The above results of operations and balances for prior years have been restated to reflect the Company's business combinations with the former Pacific Capital Bancorp and with San Benito Bank which were accounted for as pooling of interest transactions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the financial condition and results of operation begins on the following page.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Pacific Capital Bancorp and Subsidiaries

INTRODUCTION, DEFINITION OF TERMS AND SUBSIDIARIES, AND FORWARD-LOOKING STATEMENTS

The following provides Management's comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, "we" or "the Company" refers to this consolidated entity. You should read this discussion in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements. These statements and notes are presented on pages 64 through 117 of this Annual Report on Form 10-K. "Bancorp" will be used to refer to the parent company only. Terms with which the reader may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 56 through 59. These notes are designated by a letter. References to notes designated by a number refer to notes to the consolidated financial statements that are found on pages 64 through 117 of this document.

The Company has one subsidiary bank, Pacific Capital Bank, N.A. ("PCBNA"). This bank is the survivor of a merger of the Company's two former banking subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB"). The Company merged the two banks on March 29, 2002 to obtain the efficiencies of a single primary bank regulator. Prior to the merger, SBB&T was regulated by the Federal Reserve Bank of San Francisco ("FRBSF") and the California Department of Financial Institutions while FNB was regulated by the Office of the Comptroller of the Currency ("OCC"). PCBNA continues to use the SBB&T and FNB brands as well as two additional brands, South Valley National Bank ("SVNB") and San Benito Bank ("SBB"). These were independent banks that had earlier merged with FNB. The Company acquired Los Robles Bank ("LRB") when it purchased all of the outstanding stock of Los Robles Bancorp at the end of June 2000. LRB was merged into SBB&T in the second quarter of 2001. PCB Services Corporation is a non-bank subsidiary of Bancorp which was primarily involved in mortgage brokering and the servicing of brokered loans. It ceased this business and became essentially inactive in 2001. The Company pays a small number of out-of-state employees through this company. The Company has a second inactive subsidiary, Pacific Capital Services Corporation. Lastly, the Company has two subsidiaries which are special purpose entities which are used in the securitizations mentioned in Note 10.

This discussion and analysis provides insight into Management's assessment of the operating trends over the last several years and its expectations for 2003. Such expressions of expectations are not historical in nature and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

•
increased competitive pressure among financial services companies;
•
changes in the interest rate environment reducing interest margins or increasing interest rate risk;
•
deterioration in general economic conditions, internationally, nationally or in the State of California;
•
the occurrence of events such as the terrorist acts of September 11, 2001;
•
economic or other disruptions caused by military actions in Iraq or other areas;
•
the availability of sources of liquidity at a reasonable cost;
•
reduced demand for, or earnings derived from, the Company's income tax refund loan and refund transfer programs; and
•
legislative or regulatory changes adversely affecting the business in which the Company engages.

This discussion also provides information on the strategies adopted by the Company to address these risks, and the results of these strategies.

The acquisitions of SBB and LRB are described in Note 2. We accounted for the merger of SBB with the Company using the "pooling-of-interests" method of accounting. As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations as if this merger had occurred prior to the earliest period presented. In contrast, the acquisition of LRB was accounted for as a purchase transaction, and its results of operations are included with those of the Company only from the date of acquisition.

OVERVIEW OF EARNINGS PERFORMANCE

In 2002, the net income for the Company was $74.9 million, or $2.14 per diluted share. This represents a 33.5% increase over the $56.1 million net income or $1.58 per diluted share reported for 2001.

The primary reasons for the significant increase in net income for 2002 compared to 2001 were:

•
interest income from loans and interest expense from deposits both declined as they repriced to lower rates, but interest expense declined more than interest income;
•
the Company saw an increase of approximately 35% in transaction volume in its income tax refund loan and transfer programs; and
•
the Company was able to reduce its provision for credit losses by almost $7 million.

2001 earnings had exceeded 2000 earnings by 9.0%. The increase was almost exclusively due to the impact of expenses incurred in 2000 to complete the acquisitions of LRB and SBB.

From a longer range perspective, for the five years of 1998 through 2002, the Company's net income increased at a compound average annual rate of 18.5%. Among the reasons for this favorable trend of increase in net income have been:

•
the integration of ten new branch offices through acquisitions (Note B);
•
growth in the tax refund anticipation loan ("RAL") and refund transfer ("RT") programs;
•
strong loan demand;
•
continued growth in service charges and fee income; and
•
cost savings related to its mergers.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements which this discussion accompanies.

The Use of Estimates

The preparation of Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles ("GAAP") requires Management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

The principal areas in which estimates are used are as follows:

An estimate of the amount of the probable losses incurred in the Company's loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled "Allowance for Credit Losses" and in Note 1. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

The Company's deferred tax assets are explained in the section below titled "Income Tax" and in Note 15. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company's net income will be reduced.

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

The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 10. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down the residual value and a loss would have to be recognized. If later experience shows that the estimates for the prepayment and default rates are too high by a material amount, the Company would write up the residual value and a gain would be recognized.

Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available-for-sale, goodwill and other intangible assets, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discovered that its estimate of fair value had been too low. Estimates of fair value are arrived at as follows:

Available-for-sale securities:    The fair values of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and other intangible assets:    As discussed in Note 9 to the Consolidated Financial Statements which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

Depreciation of fixed assets:    The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company's methods of depreciation and the lives of fixed assets are described in Note 1. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

Amortization of the cost of other assets:    The Company's methods of amortizing assets other than fixed assets are described in various Notes as appropriate. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

Stock options:    When the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the binomial model for pricing options. This model—as well as other statistical models—assumes that the options are freely tradable. In fact, employees may not transfer the options. However, for the purposes of the disclosure in Note 3, the Company has not applied a discount to the computed value, as none has yet become accepted for accounting purposes. With that reservation, for the year 2002, had the Company elected the second method of accounting for its stock options, the impact would be to lower net income by $767,000 and earnings per share by approximately 1.0%.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the slow growth in the economy and the actions of the Federal Reserve Board

("the Fed") to increase the pace of that growth. During late 1999, the Fed had begun to raise interest rates to slow economic growth and continued with periodic increases until mid-2000. Early in 2001, the Fed began to lower rates, as the economy showed evidence of significant slowing. It continued throughout 2001 until it had lowered its target short-term rate by 4.75%. It lowered its target short-term rate one more time in 2002 by 0.50% to its lowest rate in 40 years. These changes, especially given the extreme rate of decline in 2001, impacted the Company as market rates for loans, investments and deposits respond to the Fed's actions.

The local economies in which the Company operates experienced steady growth during 1999 and 2000, but started showing signs of slowing in the first and second quarters of 2001. The more pronounced slowing and recessionary environment seen in much of the country in the third and fourth quarters of 2001 were more moderately present in our market areas and economic growth remained slow during 2002. The hospitality and tourism sectors were affected by the tragedy of September 11, 2001, but showed some indications of recovery by the close of 2001. Selected customers in this industry, however, continued to be impacted in 2002. Agriculture continued to face price pressures during both 2001 and 2002, and the high tech segment showed uncertain and varying results. Housing markets have shown some slowdown in sales, but generally prices were stable with the high-end residential properties showing some volatility. During 2002, loan demand for commercial real estate markets remained about the same as in 2001. Vacancy rates in the Company's core market areas remained in the 5%-6% percent range in the Santa Barbara market and 5%-8% in the Monterey/Salinas market. Loan demand from other small businesses continued to grow at a moderate rate.

Regulatory Considerations

Changes in the regulatory environment and differences in practices between the various banking regulators impact the Company. In addition, as mentioned above the Company merged its two subsidiary bank charters to simplify its regulatory situation. The OCC is the primary regulator for PCBNA because it is a nationally chartered bank. The FRBSF is the regulator for the Bancorp because it is a bank holding company.

Changes in regulation may impact the Company in different ways. All banks are required to maintain cash reserves equal to a percentage of their transaction deposits. The percentage of deposits that must be held in the reserve may be increased or decreased to impact the amount of funds available to commercial banks to lend to their customers. This may be done as a means of stimulating or slowing economic activity. This method has not been used in the last decade as Federal Open Market Committee ("FOMC") purchases or sales of securities to manage short term rates have instead been the preferred method of managing the economy.

Regulation also impacts the Company and its subsidiary banks through minimum capital requirements. These rules are discussed below in the section entitled "Capital Adequacy." The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with other requirements are discussed below in the section titled "Regulation."

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980's, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Competition from companies that are not banks is also developing for payments processing. Often this activity is associated with Internet auction sites and other e-commerce. Community banks, including the Company, attempt to offset these trends by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company's primary competitors are different for each specific product and market area. While this offers special challenges for the marketing of our products, it offers protection from one competitor dominating the Company in its market areas.

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

Some of the risks faced by the Company are those faced by most enterprises—reputational risk, operational risk, and legal risk. The special risks related to financial products are credit risk and interest rate risk. Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans and the allowance for credit loss. Interest rate risk relates to the adverse impacts of changes in interest rates. The types of interest rate risk will be explained in the next section. The effective management of these and the other risks mentioned above is the backbone of the Company's business strategy.

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

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and increase income while managing risks within acceptable levels as set by the Company's policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described below. The Management staff responsible for asset/liability management provides regular reports to the Board of Directors sitting as the Asset/Liability Committee and obtains approvals for major actions or the occasional exception to policy.

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

Net interest margin is net interest income (tax equivalent—Note D) expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

Table 1 compares the changes in tax equivalent net interest income and tax-equivalent net interest margin from 2000 to 2001 and from 2001 to 2002.

TABLE 1—Changes in Tax Equivalent Net Interest Income and Net Interest Margin

(dollars in thousands)	Tax-equivalent net interest income	Average earning assets	Average interest- bearing liabilities	Tax-equivalent net interest margin

2000	$185,611	$3,392,021	$2,644,353	5.47%
$ change	$14,085	$148,867	$109,019	0.17%
% change	7.6%	4.4%	4.1%	3.11%
2001	$199,696	$3,540,888	$2,753,372	5.64%
$ change	$10,905	$307,822	$190,972	-0.17%
% change	5.5%	8.7%	6.9%	-3.01%
2002	$210,601	$3,848,710	$2,944,344	5.47%

Tax equivalent net interest income increased each year, but at a lower rate from 2001 to 2002 (5.5%) than it had from 2000 to 2001 (7.6%). The Company's net interest margin increased from 2000 to 2001, 5.47% compared to 5.64%, and decreased to 5.47% for 2002. The reasons for these changes will be explained through the remainder of this section of the discussion. Management uses the information in Tables 2 and 3 to analyze the changes in net interest income and net interest margin.

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

Table 3, "Volume and Rate Variance Analysis of Net Interest Income," analyzes the changes in net interest income from 2000 to 2001 and from 2001 to 2002. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains how much of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table 2 shows that interest income from taxable securities increased by $1.4 million from $31.2 million for 2001 to $32.6 million while the average balance increased from $517 million to $659 million and the average rate earned decreased from 6.03% to 4.96%. Table 3 shows that the $1.4 million increase in interest income was actually the net result of a $2.5 million increase in interest income from the larger balance of securities held in 2002 compared to 2001 offset by a decrease of $1.1 million due to a decrease in the average rate received.

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

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities—2000 to 2001

In total, net interest income increased $14.0 million from 2000 to 2001 as interest expense decreased by $13.3 million and interest income increased by $675,000. The primary factor in this increase was the effect of lower rates on deposits and other liabilities.

The Company's total average earning assets increased $149 million from 2000 to 2001. This increase was the net of an increase in average loans of $289 million offset by decreases of $123 million in the securities portfolio and $17 million in money market instruments. Compared to 2000, there were both more earning assets and with the growth in loans there was a shift in the product mix towards a higher yielding category of assets. This product mix helped to offset the impact of the lowering of market rates by the FOMC.

The Company's interest-bearing liabilities increased by $109 million from 2000 to 2001. The proportion between deposits and other borrowings remained relatively the same in 2001 compared to 2000, which was a benefit in that, for the Company, deposits generally have a shorter maturity than other borrowings and therefore reprice more frequently. In an environment of decreasing interest rates, this reduces interest expense. The average rate paid on deposits decreased from 4.03% in 2000 to 3.31% in 2001 compared to a decrease in the average rate paid on other borrowings from 5.92% to 5.83%. The decline in rates resulted in $18.5 million less interest expense in 2001 than the Company paid in 2000. This was offset by $5.2 million in additional interest expense from the growth in interest-bearing liabilities, for a net decrease in interest expense of $13.3 million.

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities—2001 to 2002

The full impact of the interest rate decreases of 2001 took effect in 2002 as tax equivalent interest income decreased by $23.5 million despite a $308 million increase in average earning assets. However, net interest income increased by $10.9 million from 2001 to 2002 as the Company was able to decrease its interest expense by $34.4 million.

Of the $308 million increase in earning assets, $264 million occurred in loans, concentrated primarily in the higher yielding consumer categories. The Company lowered its short-term assets by $102 million and increased the average balance in its securities portfolio by $146 million. This also resulted in higher average rates earned on the funds than would be the case if left in short-term money market instruments.

While average deposits increased by $119 million, the proportion of assets supported by other borrowings increased as $101 million was added to the average balance of other borrowings for 2002 compared to 2001. Nonetheless, the Company was able to decrease its interest expense by $34.4 million due to a decrease in the average rates paid on deposits from 3.31% in 2001 to 1.79% in 2002. Rates on transaction accounts remained relatively unchanged during the year until the November 2002 rate decrease by the FOMC. Interest expense was decreased mostly by the certificate accounts repricing as they renewed at the lower posted rates.

While not directly impacting in the computation of net interest income, the Company's average noninterest-bearing deposits increased by $85 million permitting the Company to avoid borrowing these funds.

Each of the major categories of assets and liabilities is discussed in various sections below. In these sections, there is a description of the reason for any significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

TABLE 2—Distribution of Average Assets, Liabilities, and Shareholders' Equity and Related Interest Income, Expense, and Rates (Notes D and G)

(dollars in thousands)	2002
	Balance	Income	Rate

Assets:
Money market instruments:
Commercial paper	$2,081	$50	2.40%
Federal funds sold	77,568	1,346	1.74%

Total money market instruments	79,649	1,396	1.75%

Securities:
Taxable	658,765	32,643	4.96%
Non-taxable	168,214	15,592	9.27%

Total securities	826,979	48,235	5.83%

Loans:
Commercial	639,855	50,407	7.88%
Real estate	1,891,632	126,991	6.71%
Consumer	410,595	46,371	11.29%

Total loans	2,942,082	223,769	7.61%

Total earning assets	3,848,710	273,400	7.10%

Non-earning assets	302,978

Total assets	$4,151,688

Liabilities and shareholders' equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,392,013	11,831	0.85%
Time certificates of deposit	1,227,682	35,073	2.86%

Total interest bearing deposits	2,619,695	46,904	1.79%

Borrowed funds:
Repos and Federal funds purchased	78,768	1,184	1.50%
Other borrowings	245,881	14,711	5.98%

Total borrowed funds	324,649	15,895	4.90%

Total interest bearing liabilities	2,944,344	62,799	2.13%

Noninterest-bearing demand deposits	810,008
Other liabilities	48,552
Shareholders' equity	348,784

Total Liabilities and shareholders' equity	$4,151,688

Interest income/earning assets			7.10%
Interest expense/earning assets			1.63%

Tax equivalent net interest income/margin		210,601	5.47%
Provision for credit losses charged to operations/earning assets		19,727	0.51%

Net interest margin after provision for credit losses on tax equivalent basis		190,874	4.96%

Less: tax equivalent income included in interest income from non-taxable securities and loans		6,654

Net interest income		$184,220

2001			2000
Balance	Income	Rate	Balance	Income	Rate

$48,613	$2,088	4.30%	$24,386	$1,602	6.57%
132,966	5,852	4.40%	174,413	9,870	5.66%

181,579	7,940	4.37%	198,799	11,472	5.77%

517,231	31,209	6.03%	638,272	38,925	6.10%
163,853	15,401	9.40%	166,210	16,340	9.83%

681,084	46,610	6.84%	804,482	55,265	6.87%

675,660	64,076	9.48%	616,467	64,713	10.50%
1,664,748	125,789	7.56%	1,439,019	119,077	8.27%
337,817	52,507	15.54%	333,254	45,610	13.69%

2,678,225	242,372	9.05%	2,388,740	229,400	9.60%

3,540,888	296,922	8.39%	3,392,021	296,137	8.73%

317,421			274,394

$3,858,309			$3,666,415

$1,324,595	24,619	1.86%	$1,289,779	33,956	2.63%
1,185,700	58,442	4.93%	1,148,023	64,337	5.60%

2,510,295	83,061	3.31%	2,437,802	98,293	4.03%

85,631	3,289	3.84%	76,197	4,247	5.57%
157,446	10,876	6.91%	130,354	7,986	6.13%

243,077	14,165	5.83%	206,551	12,233	5.92%

2,753,372	97,226	3.53%	2,644,353	110,526	4.18%

725,267			703,531
58,340			33,657
321,330			284,874

$3,858,309			$3,666,415

		8.39%			8.73%
		2.75%			3.26%

	199,696	5.64%		185,611	5.47%
	26,671	0.75%		14,440	0.42%

	173,025	4.89%		171,171	5.05%

	5,814			6,173

	$167,211			$164,998

TABLE 3—Volume and Rate Variance Analysis of Net Interest Income
(Taxable equivalent basis—Notes D and H)

	2002 over 2001			2001 over 2000
(in thousands) Increase (decrease) in:
	Rate	Volume	Total	Rate	Volume	Total

Assets:
Money market instruments:
Commercial paper	$(644)	$(1,394)	$(2,038)	$(697)	$1,183	$486
Federal funds sold	(2,668)	(1,839)	(4,507)	(2,047)	(2,081)	(4,128)

Total money market investment	(3,312)	(3,233)	(6,545)	(2,744)	(898)	(3,642)

Securities:
Taxable	(1,128)	2,563	1,435	(316)	(7,400)	(7,716)
Non-taxable	(5)	196	191	(709)	(230)	(939)

Total securities	(1,133)	2,759	1,626	(1,025)	(7,630)	(8,655)

Loans:
Commercial loans	(10,402)	(3,267)	(13,669)	(6,572)	5,935	(637)
Real estate loans	(3,365)	4,567	1,202	(10,832)	17,544	6,712
Consumer loans	(6,622)	486	(6,136)	6,262	635	6,897

Total loans	(20,389)	1,786	(18,603)	(11,142)	24,114	12,972

Total earning assets	(24,834)	1,312	(23,522)	(14,911)	15,586	675

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	(12,270)	(518)	(12,788)	(10,226)	889	(9,337)
Time certificates of deposit	(22,513)	(856)	(23,369)	(7,938)	2,043	(5,895)

Total interest bearing deposits	(34,783)	(1,374)	(36,157)	(18,164)	2,932	(15,232)

Borrowed funds:
Repos and Federal funds purchased	(1,862)	(243)	(2,105)	(1,436)	478	(958)
Other borrowings	146	3,689	3,835	1,098	1,792	2,890

Total borrowed funds	(1,716)	3,446	1,730	(338)	2,270	1,932

Total interest bearing liabilities	(36,499)	2,072	(34,427)	(18,502)	5,202	(13,300)

Tax Equivalent Net Interest Income	$11,665	$(760)	$10,905	$3,591	$10,384	$13,975

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

The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank ("FHLB"), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor or creditor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company's fixed-rate assets are due to rising interest rates and for the Company's fixed-rate liabilities they are due to falling rates.

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

Note 25 discloses the carrying amounts and fair values of the Company's financial assets and liabilities, its net financial assets, as of the end of 2002 and 2001. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value of the Company's financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 2002 and 2001 than when acquired. The excess of the fair value of the financial assets over their carrying amounts at the end of 2002 was $145.9 million compared with an excess of carrying amount over fair value of $65.8 million at the end of 2001. Most of this change is due to decreases in market rates during 2002.

Theoretically, variable-rate assets do not have this market risk associated with them because their coupon rate—the stated rate of the loan or security—varies or reprices with changes in market rates. However, few loans or securities are completely variable. That is, almost all have some kind of a delay before they reprice or a limitation on the extent or frequency with which they reprice. For example, a number of the Company's loans are originated at one rate which is fixed for a specified period of time and then they convert to variable instruments.

Because the amount of the Company's fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. The difference between the carrying amount and the fair value in the table in Note 25 shows the impact of changing rates on the Company's liabilities that have fixed-rates. They are worth $27.9 million more to customers or lenders to the Company at December 31, 2002, than they were when issued, because on a weighted average basis, they are paying rates that are higher than current market rates.

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

The Company has a large portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the FOMC as happened in 2001 and 2002, these loans will be re-priced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

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

In general, community banks or regional banks tend to be asset sensitive because they primarily depend on retail or commercial deposits for their funding. Money center banks tend to have a higher proportion of other borrowings—wholesale funding—in their funding mix. Deposits provide the advantage of a lower cost of funding compared to using wholesale funding, but their interest rates are less sensitive to changes in market rates. Customer expectations do not permit banks to change their deposit rates as frequently as market rates may change and, because they bear generally lower rates than other borrowings, when the interest rate environment is already low, they can't be reduced as much as wholesale rates will move.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics. However, there are practical limitations on the extent to which the Company can encourage customers to select terms desired by the Company to attain a better matching. Generally, the Company instead purchases securities or incurs other borrowings to manage a mismatch.

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

The Impact of Interest Rate Risk on the Company

Each of these risks came into play in the last three years as the interest rate environment changed dramatically. As noted above, during 2001 there was a substantial change in the fair value of fixed-rate assets compared to their carrying amount caused by the steep decline in market rates. This caused a switch from the carrying value being more than the fair value (depreciation) at the end of 2000 to the carrying value being $65.8 million less than the fair value (appreciation) at the end of 2001, and $145.9 million less than the fair value at the end of 2002 as the FOMC decreased rates one more time in November 2002 by 50 basis points. To a lesser extent, liabilities were also impacted by this, moving from a position where the carrying value of the liabilities was $6.3 million less than their fair value at the end of 2000, to the carrying value being $21.9 million less than the fair value at the end of 2001 and $27.9 million less than the fair value at the end of 2002.

Over the last several years, with respect to mismatch risk, the Company has generally been asset sensitive. This was a benefit from mid-1999 to mid-2000 as interest rates were rising. The Company's assets repriced faster than its liabilities and net interest income increased. It was a detriment in 2001 as a large proportion of the Company's assets kept repricing lower with each FOMC action lowering rates while a large proportion of its liabilities lagged in their repricing. During the first three quarters of 2002, both assets and liabilities repriced as they matured or as repricing dates occurred, but more liabilities than assets repriced and the Company's net interest margin improved.

Basis risk also had a substantial impact causing the Company to become increasingly asset sensitive as the market rates continued to drop during 2001. This occurred because while assets set to prime rate as an index changed with each decrease in prime and to exactly the same extent as prime, the rates even on administered rate deposits could not be decreased as frequently or to the same extent. For example, the rate paid on NOW accounts at year-end 2000 was 50 basis points. It is clear that the rate on these accounts could not be decreased to the same extent as the 475 basis points that prime decreased in 2001.

At the beginning of 2002, the general economic consensus was that there would be interest rate increases during the year as the economy improved, but instead the FOMC lowered their target rate one more time in November and again the Company saw a decrease in its net interest margin as its prime-based loans immediately repriced by 50 basis points. Continuing the example in the preceding paragraph, in response to the 50 basis point decrease in rates in November, 2002, the Company was able to lower its rate on NOW accounts by only 10 basis points. As noted above, banks the size of the Company generally are more asset sensitive than larger banks, but the last rate decrease by the FOMC caused even the larger banks to become asset sensitive as their funding costs were not lowered to the same extent as the rates on their assets were lowered.

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

Each quarter, the Company models how sudden, hypothetical changes in interest rate, called shocks, if applied to its asset and liability balances, would impact net interest income and net economic value. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, the very steep decline in interest rates during 2001 make the 2% (Note K) shock a more realistic scenario than most observers would have believed two years ago. This exercise is valuable in identifying risk exposures and in comparing the Company's interest rate risk profile with those of other financial institutions.

The results for the Company's December 31, 2002, balances indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

	Shocked by -2%	Shocked by +2%
As of December 31, 2001:
Net interest income	(5.87%)	+2.33%
Net economic value	+24.33%	(25.94%)
As of December 31, 2002:
Net interest income	(14.82%)	+6.41%
Net economic value	+25.54%	(25.76%)

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

The change in the results of the analysis shown above between the two period-ends is due primarily to the 50 basis point decrease in rates that occurred in November 2002. The Company has very little ability to decrease deposit rates further, especially on the transaction deposit accounts like NOW and MMDA, and the savings accounts. Should the FOMC decrease rates further, these accounts will virtually behave as fixed rate products.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. Assumptions used for the measurement at December 31, 2001 are not necessarily the same as those used for the measurement at December 31, 2002.

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

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least twice a year using various interest rate projections. Reflecting that most market interest rates are at their lowest points in 40 years, and that continued weakness in the economy is expected for one or two quarters in 2003, the Company's projection for the most likely scenario includes generally stable interest rates with a slight increase later in 2003. In addition, the Company expects relatively normal yield curves (Note I). As the year progresses, the models are revised to make use of the latest available projections. In addition to a "most-likely" scenario, the Company also projects the impact on net interest income from higher and lower rate scenarios.

The interest rate simulation reports are dependent upon assumptions relating to the shape of the interest rate curves, the volatility of the interest rate scenarios selected, and the rates that would be paid on the Company's administered rate deposits as external yields change. When the modeling was done, the Company assumed that the Fed funds rate would average 1.44% during 2003.

Under these more realistic scenarios, as in the case of the sudden rate shock model, the Company's net interest income at risk in 2003 is still well within normal expectations. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

	Rates Lower Than Most Likely	Rates Higher Than Most Likely
Change in net interest income compared to most likely scenario	(2.39%)	1.69%
Change in average Fed funds rate	(0.52%)	0.54%

Managing Interest Rate Risk with Derivative Instruments

The steps that the Company takes to mitigate interest rate risk were mentioned above as each type of interest rate risk was explained. They primarily involve pricing products to achieve diversification or offsetting risk characteristics. The Company has also occasionally used derivative instruments, specifically interest rate swaps, to protect large loans or pools of loans. However, there are limitations and costs associated with these instruments.

In general, absent the ability to correctly predict the future direction and extent of changes in interest rates, there is a trade-off between assuming additional cost and assuming additional risk. For example, the Company can enter into an interest rate swap whereby it pays a variable rate on a notional amount to another financial institution in exchange for receiving a fixed rate. This will protect the Company interest income if rates drop, because it will pay less as the variable rate adjusts with each decrease in rates while it continues to pay the same fixed amount over the term of the contract. However, the Company would lose interest income if rates rise instead of decline as its variable payment increases. Alternatively, the Company could purchase an option contract under which it would receive cash from the other party if rates rose or fell by a specified amount, depending on which direction the Company anticipated rates to move. This contract avoids incurring risk should rates move against its expectations, but the option fee, a not so insignificant amount, is forfeited if rates do not move as anticipated.

Despite the trade-offs inherent in using derivative instruments, Management anticipates making more use of them in the future. As its RAL program continues to grow, the Company must increasingly structure its balance sheet to provide the large amount of liquidity needed in the first quarter of each year. This limits the Company's ability to take some of the natural or on-balance sheet hedge positions it could otherwise make use of. Derivative instruments may provide the additional flexibility needed both to maintain the liquidity and protect net interest income.

SECURITIES

The major components of the Company's earning asset base are the securities portfolio, the loan portfolio and its holdings of money market instruments. The Company's Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

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

The Discretionary Portfolio's primary purposes are to provide income from available funds and to hold earning assets that can be purchased or sold as part of overall asset/liability management. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations ("CMOs"), asset-backed securities, mortgage-backed securities (Note J), and municipal securities.

The Earnings Portfolio's primary purpose is to provide income from securities purchased with funds not expected to be needed for making loans or repaying depositors. The Earnings Portfolio consists of long-term tax-exempt obligations.

Maintaining adequate liquidity is one of the highest priorities for the Company. Therefore, available funds are first used to purchase securities for the Liquidity Portfolio. So long as there are sufficient securities in that portfolio to meet its purposes, available funds are then used to purchase securities for the Discretionary Portfolio.

It is the Company's current intention to allow existing securities in the Earnings Portfolio to mature, and then reposition the matured proceeds into either of the two "available-for-sale" portfolios. Accordingly, both the balances and number of securities in the Earnings Portfolio is expected to decline as maturities occur. However, occasionally balances may increase from one year to the next. A large proportion of this portfolio consists of zero coupon municipal bonds (Note L). If there are few maturities in a particular year, the accretion on these bonds may exceed the amounts maturing and the balance will increase over the prior year.

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

Collateral for deposits:    The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company's securities. A large proportion of these deposits may be secured by state and municipal, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

Collateral for borrowing:    As covered in other sections of this discussion, the Company borrows funds from other financial institutions to manage its liquidity position. Certain amounts may be borrowed unsecured, i.e. without collateral, but by pledging some of its securities as collateral, the Company may borrow more and/or at lower rates.

Community Development:    The Company searches actively for investments that support the development needs of communities within its marketplace. Such investments would include mortgage-backed securities consisting of real estate loans to lower income borrowers in its market areas. The Company also holds several bonds of school districts within its market areas.

The Company also uses its securities portfolios to manage interest rate risk as explained above in the section titled "Interest Rate Risk".

Amounts and Maturities of Securities

As a ready source of liquidity, the size of the securities portfolios tends to vary with the relative increase in loan and deposit balances. The end of year balance declined by $26 million from 2000 to 2001 as the increase in loans ($282 million) was more than the increase in deposits ($263 million). In 2002, loans again increased more ($221 million) than deposits ($151 million), but securities also increased by $98 million as the Company reduced its short term money market instruments ($79 million) and increased its short and long term debt by $61 million. The funds generated from these actions were placed in securities to improve earnings, as money market instruments were earning an average of 1.75%, and new borrowings could be obtained at historically low rates.

Table 4 sets forth the amounts and maturity ranges of the securities at December 31, 2002. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 4. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, while taxable securities provide liquidity and act as collateral for deposits and borrowings, they are purchased for earnings only when loan demand is weak. In addition, they would be classified as available-for-sale, so that they could be sold if loan demand should increase.

Other Securities Disclosures

Turnover and Maturity Profile:    The accompanying Consolidated Statements of Cash Flows on page 68 shows what might appear to be a relatively large turnover in the Securities Portfolios. The Company purchased $391 million in securities and received $307 million from the maturity, sale, or call of securities. This is not due to trading activity. The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Proceeds from sales represented only 17% of the average balance in the securities portfolio. The gains from sales of securities were minimal, representing 0.60% of pretax income. The Company sold these securities because they had relatively low coupon rates and would be earning less than market rates when any increase in market rates occurred.

With respect to the volume of purchases, if the purposes mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company's investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash for liquidity purposes. If the cash is not needed, this steady source minimizes reinvestment risk, which is having too much cash available all at once that must be invested perhaps when rates are low.

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

TABLE 4—Maturity Distribution and Yield Analysis of the Securities Portfolios

As of December 31, 2002 (dollars in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total

Maturity distribution:
Available-for-sale:
U.S. Treasury obligations	$19,309	$49,661	$—	$—	$68,970
U.S. agency obligations	64,315	244,302	5,503	—	314,120
Collateralized mortgage obligations	49,917	104,672	16,948	116,993	288,530
Asset-backed securities	—	28,393	—	—	28,393
State and municipal securities	3,880	4,716	7,519	87,301	103,416

Subtotal	137,421	431,744	29,970	204,294	803,429

Held-to-maturity:
State and municipal securities	3,564	13,291	14,997	33,994	65,846

Subtotal	3,564	13,291	14,997	33,994	65,846

Total	$140,985	$445,035	$44,967	$238,288	$869,275

Weighted average yield (Tax equivalent — Note D):
Available-for-sale:
U.S. Treasury obligations	6.18%	4.08%	—	—	4.67%
U.S. agency obligations	5.90%	4.26%	4.78%	—	4.61%
Collateralized mortgage obligations	5.13%	5.52%	4.21%	4.64%	5.02%
Asset-backed securities	—	5.71%	—	—	5.71%
State and municipal securities	4.44%	4.79%	5.07%	5.68%	5.55%
Weighted average	5.62%	4.65%	4.53%	5.08%	4.92%
Held-to-maturity:
State and municipal securities	7.91%	8.22%	6.26%	6.27%	6.75%
Weighted average	7.91%	8.22%	6.26%	6.27%	6.75%
Overall weighted average	5.68%	4.75%	5.11%	5.25%	5.06%

Securities gains and losses:    Occasionally, the Company will sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. The Company generally does not follow a practice of selling securities to realize gains because future income is thereby reduced by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. Gains are occasionally recognized when interest rates have decreased and:

•
the issuer calls the securities;
•
the Company needs to reposition the maturities of securities to manage mismatch risk;
•
the Company needs to change the risk-weighting profile of its assets to manage its capital position (see the section below titled "Capital Resources"); or
•
the Company is selling small remaining portions of amortizing securities to reduce administrative burden.

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of derivatives to help manage interest rate risk.

As mentioned above, the Company has occasionally purchased interest rate swaps from another financial institution to hedge large, fixed-rate loans or to mitigate the interest rate risk in pools of fixed-rate loans.

The Company has not purchased any securities arising out of a highly leveraged transaction and its investment policy prohibits the purchase of any securities of less than investment grade or so-called "junk bonds."

MONEY MARKET INSTRUMENTS—FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND COMMERCIAL PAPER

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

The highly liquid nature of these instruments results in a relatively low earnings rate. The average rate earned in 2002 was 1.75%. As discussed below in "Liquidity," the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds. The Company determined that in the current low rate environment earnings would be improved by investing more of the available funds in securities at higher rates even if it would need to resort to the other sources of liquidity more often. Therefore, the Company reduced the average balance of funds held in these instruments and increased securities.

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

Growth in Portfolio and Loan Sales

The year-end balance for all loans increased about $282 million from the end of 2000 to the end of 2001 and about $221 million from the end of 2001 to the end of 2002. All of the categories reported in Table 5 showed growth during 2002. From time to time the Company sells loans. The balances would be higher were it not for these sales. The sales are transacted for several reasons.

The Company makes both adjustable rate and fixed rate 1-4 family mortgage loans. In prior years, the Company retained the adjustable loans and sold the fixed rate loans to minimize market risk. In the last several years, the Company has retained some of the fixed rate loans, mitigating some of the market risk with the interest rate swaps mentioned above.

Another reason to sell loans is to manage the capital ratios of the Company or to generate liquidity. In early January, 2001, the Company sold approximately $58.2 million of the indirect auto loans included in this category through a securitization for the purposes of capital management as described in the section below titled "Capital Resources." In January 2002, the Company sold approximately $23 million in commercial real estate loans. This small sale was done to test the liquidity of this type of loan should the Company at some future time need to generate liquidity.

The residential real estate loan market was quite active in 2002 as many homeowners took advantage of the low rates to refinance their homes, and this portion of the portfolio increased almost $25 million. Construction and development loans increased almost $39 million. These loans are primarily owner-developed residential and commercial properties with the outstanding lending commitment less than $1 million.

Consumer loans increased $81 million in 2002. As with the growth from 1999 to 2000 and from 2000 to 2001 (net of the $58 million sold as mentioned above, consumer loans increased $52 million in 2000 and $39 million in 2001) this reflects an expanded product line and continued efforts to make auto loans through dealers. During the last four years, the Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers' finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers' programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company.

This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity, to protect the Company's reputation, and to monitor compliance with consumer loan laws and regulations. There were approximately $191 million of such loans included in the consumer loan total below for December 31, 2002, as compared with $124 million at December 31, 2001. Originations did slow some in 2001 with the slower economy and the introduction by the auto manufacturers of 0% financing, but activity increased in 2002.

Most of the loans made to municipalities are in support of low-cost housing projects being built by housing agencies.

TABLE 5—Loan Portfolio Analysis by Category

(dollars in thousands)	December 31,
	2002	2001	2000	1999	1998

Real estate:
Residential	$752,920	$728,026	$586,904	$494,540	$376,871
Nonresidential	594,804	593,675	564,556	457,575	496,050
Construction and development	224,155	185,264	172,331	200,804	131,912
Commercial, industrial, and agricultural	885,136	874,294	775,365	614,897	388,262
Home equity lines	115,899	85,025	71,289	49,902	47,123
Consumer	269,253	187,949	205,992	154,381	129,957
Leases	134,104	126,744	129,159	97,005	84,198
Municipal tax-exempt obligations	30,166	8,043	4,102	12,530	9,286
Other	13,383	10,072	7,406	8,399	6,619

Net Loans	$3,019,820	$2,799,092	$2,517,104	$2,090,033	$1,670,278

Net deferred fees	$5,313	$4,908	$5,813	$5,240	$5,002

Although the terms of approximately two-thirds of the loans held by the Company involve some repricing characteristic that reflect changes in interest rates—either they immediately reprice as some external index such as prime rate changes or they reprice periodically based on the then current value of an index—fixed rate loans still make up a significant portion of the portfolio. The same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans are subject to market risk: they decline in value as interest rates rise. The Company's loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the market risk. Nonetheless, the table in Note 25 shows that at December 31, 2001, the difference in carrying amount of loans, i.e., their face value, is about $58.4 million or 2.1% more than their fair value. At the end of 2002, the fair value of loans exceeded their carrying amount by $137.1 million or 4.4%, reflecting the decreases in market rates during 2002.

Table 6 shows the maturity of selected loan types outstanding as of December 31, 2002, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 6—Maturities and Sensitivities of Selected Loan Types to Changes in Interest Rates

(in thousands)	Due in one year or less	Due after one year to five years	Due after five years

Commercial, industrial, and agricultural:
Floating rate	$391,189	$140,469	$198,252
Fixed rate	26,125	77,262	51,839
Real estate—construction and development:
Floating rate	—	—	2,947
Fixed rate	178,737	12,987	29,484
Real estate—residential:
Floating rate	221	4,252	378,723
Fixed rate	3,868	11,624	354,232
Municipal tax-exempt obligations	1,195	4,727	24,244

Total	$601,335	$251,321	$1,039,721

The amortization and short maturities generally present in the Company's fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk. However, they result in lower interest income if rates are falling because the cash received from monthly principal payments is reinvested at lower rates. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that aside from residential mortgages there are more limited secondary markets for longer-term loans than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities.

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

At year-end 2002, these loans amounted to $122.7 million or 4.1% of the portfolio. The corresponding amounts for 2001 and 2000 were $138.3 million or 4.9% of the portfolio and $58.7 million or 2.3% of the portfolio, respectively. The 2002 amount is comprised of loans of all types.

Other Loan Portfolio Information

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Adjustable rate residential loans:    The adjustable loans generally have low initial "teaser" rates. While these loans have interest rate "caps," all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

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

Loan Concentrations:    The concentration profile of the Company's loans is discussed in Note 17 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights:    Most of the residential loans sold are sold "servicing released" and the purchaser takes over the collection of the payments. However, some are sold with "servicing retained" and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans originated for sale, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

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

Description of the RAL and RT Products

For the RAL product, a taxpayer typically requests a loan from the Company through a tax preparer, with the anticipated tax refund as the source of repayment. The Company subjects the application to an automated credit review process. If the application passes this review, the Company advances to the taxpayer the amount of the refund due on the taxpayer's return up to specified amounts based on certain criteria less the loan fee due to the Company and fees due for preparation of the return. Each taxpayer signs an agreement permitting the Internal Revenue Service (the "IRS") to send their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. The fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan. However, unlike interest earned on most loans, it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance on the refund is considered a loan and the fee is classified as interest income.

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

The following table shows fees by product for the last three years and the percentage of growth:

TABLE 7—RAL and RT Fees
(dollars in millions)

	RAL Income	RT Fees	Pre-tax Income
2000	$19.0	$7.3	$17.4
$ change	$7.4	$7.0	$8.6
% change	38.9%	95.9%	49.4%
2001	$26.4	$14.3	$26.0
$ change	$3.5	$2.3	$7.1
% change	13.3%	16.1%	27.3%
2002	$29.9	$16.6	$33.1

RAL Credit Losses

Losses are higher for RALs than for most other loan types. The IRS may reject or partially disallow the refund. The tax preparers participating in the program are located across the country and few of the taxpayers have any customer relationships with the Company other than their RAL. Many taxpayers make use of the service because they do not have a permanent and/or safe mailing address at which to receive their refund. Therefore, if a problem occurs with the return, collection efforts may be less effective than with local customers.

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

In addition, the Company has entered into cooperative collection agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 9, these cooperative agreements result in a relatively high rate of recovery on the prior year's losses, but net losses nonetheless remain higher than for other loans.

Total net charge-offs in 2002 were $2.1 million compared to $4.2 million in 2001 and $3.2 million in 2000. The charge-off rate was lower in 2002 than in any prior year. While no official announcement to this effect was made by the IRS, it seemed that fewer refund claims were selected for examination. In addition, there were some IRS processing problems encountered in the 2001 season which the Company took extra steps in 2002 to mitigate by using more consumer credit checks before approving loans. In prior years, a significant portion of the previous year's charge-offs were collected in the next year. With the 2002 charge-off rate lower than in prior years, recoveries are expected to be less than in 2002 and consequently provision expense may be higher.

RAL/RT Product Mix

As shown in Table 7, the increase in RT fees from 2000 to 2001 was relatively large compared to the increase in RAL fees. This occurred as there was a significant change in the product mix from 2000 to 2001 with RTs representing 67% of the transactions in 2001 compared to 54% in 2000. The product mix remained relatively the same in 2002 as in 2001.

Funding and Liquidity Issues

While RTs are strictly a processing business—the Company simply remits the refund to the taxpayer after it has received it from the IRS—RALs present the Company with some special funding or liquidity needs. Funds are needed for lending only the very short period of time that RAL loans are made. The season starts in the middle of January and continues into April, but even within that time frame, they are highly concentrated in the first three weeks of February. The first issue then is that the Company must arrange for a significant amount of very short term borrowings. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased (unsecured) and repurchase agreements (borrowings collateralized by securities or loans). These two sources match the short term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and once other sources must be utilized, funding becomes more expensive. The Company must make use of other less efficient sources, specifically some term advances from the FHLB and brokered deposits. In 2000, the Company issued approximately $415 million in brokered certificates of deposit in the first quarter of the year. To obtain these funds In the relatively short period in which the CDs had to be issued, the Company had to issue them in two, three, and six month terms. This resulted in funding costs continuing past the point of the specific need, and it negatively impacted net interest income.

In 2001, the Company used the above mentioned funding sources and also arranged for a different type of short term financing arrangement using the RALs themselves as collateral. This arrangement, in conjunction with the overnight borrowing, provided a substantial portion of the funding needed more efficiently and reduced the need for brokered CDs to $130 million.

In 2002, the same mixture of funding sources was again used. However, the short term financing arrangement developed for 2001 was modified slightly to meet the requirements to be accounted for as a sale of the RALs through a securitization. As explained below, this accounting had the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

For 2003, the Company is again using a combination of funding sources including the securitization arrangement established for the 2002 season. The program is expected to be even larger and require more funding than in 2002, but as of this writing, the funding sources arranged have been sufficient.

A portion of the cost of the funding is charged to the program, but some of the costs, specifically the opportunity cost of holding more liquid and therefore more easily pledged securities is difficult to allocate.

RAL Average and Period-end Balances

The balances of RALs outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2002 and 2001, because all loans not collected from the IRS by June 30 of each year are charged-off on that date.

Classification of RAL and RT Fees and the Effect of Securitization Accounting

Generally, the fees earned on the RALs are included in the accompanying Consolidated Income Statements for 2002, 2001 and 2000 within interest and fees on loans. The fees earned on the RTs are reported as a separate item within noninterest revenue.

The securitization used in 2002 changed how some of the income and expenses with the program were accounted for. All of the cash flows associated with the RALs sold to the Company's securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the Consolidated Statements of Income. Specifically, these cash flows included $14.0 million in fees, $1.9 million in interest expense and fees charged by the securitization partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2002, 2001, and 2000 as reported in the Consolidated Statements of Income on page 65. To assist the reader in understanding the extent of the differences in these accounts that are due to the securitization accounting, the following pro forma table compares selected items of income and expense for the Company as if the securitization had not taken place, i.e. as if the Company had borrowed the funds from the securitization participants instead of selling the loans to them. It should be noted that there is no difference in the 2002 figure in the table below for income before taxes and the 2002 figure for income before taxes in the Consolidated Statement of Income for 2002. Because all cash flows related to the securitization were completed during the first quarter, the difference in the accounting had the effect simply of moving items from one category of the income statement to another. This pro forma table is not intended to be a presentation in accordance with GAAP.

	Years Ended December 31,
	In accordance with GAAP 2002	Pro Forma Adjustments 2002	Pro Forma Amounts 2002	In accordance with GAAP 2001	In accordance with GAAP 2000

Interest income from loans	$222,754	$14,023	$236,777	$242,050	$229,014
Total interest income	$266,746	$14,023	$280,769	$291,108	$289,964
Interest expense on other borrowed funds	$14,711	$1,918	$16,629	$10,876	$7,986
Total interest expense	$62,799	$1,918	$64,717	$97,226	$110,526
Net interest income	$203,947	$12,105	$216,052	$193,882	$179,438
Provision for credit losses	$19,727	$1,935	$21,662	$26,671	$14,440
Net interest income after provision for credit losses	$184,220	$10,170	$194,390	$167,211	$164,998
Noninterest revenue:
Net gain on sale of tax refund loans	$10,170	$(10,170)	$—	$—	$—
Total noninterest revenues	$73,784	$(10,170)	$63,614	$65,726	$50,340
Income before income taxes	$114,716	$—	$114,716	$89,787	$83,381

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three years ended December 31, 2002, 2001, and 2000.

(dollars in thousands)	Years Ended December 31,
	2002	2001	2000

Interest income from RALs	$19,846	$26,407	$18,957
Interest expense on funding	(1,604)	(1,080)	—
Intersegment revenues	4,046	3,607	2,198
Internal charge for funds	(2,648)	(3,752)	(3,255)

Net interest income	19,640	25,182	17,900
Provision for credit losses—RALs	(2,105)	(4,420)	(2,726)
Refund transfer fees	16,645	14,297	7,291
Gain on sale of loans	10,170	—	—
Operating expense	(10,357)	(9,957)	(5,773)

Income before taxes	$33,993	$25,102	$16,692

Charge-offs	$6,615	$9,189	$6,226
Recoveries	(4,510)	(4,769)	(3,059)

Net charge-offs	$2,105	$4,420	$3,167

The Company expects that the transactions processed in these programs will continue to increase in volume because the IRS is encouraging more taxpayers to file electronically.

ALLOWANCE FOR CREDIT LOSS

Credit risk is inherent in the business of extending loans and leases to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known, the full extent of the loss may not be able to be quantified. The allowance for credit loss is an estimate of losses that have occurred but have not been identified or are not currently quantifiable. In this discussion, "loans" include the lease contracts purchased and originated by the Company.

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

After reviewing the gradings in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management's estimate of the loss that may be present in these loans. Allocation is related to the grade and other factors, and is done by the methods discussed in Note 1.

The last step is to compare the amounts allocated for estimated losses to the current available allowance. To the extent that the current allowance is insufficient to cover the estimate of unidentified losses, Management records additional provision for credit loss. If the allowance is greater than appears to be required at that point in time, provision expense is adjusted accordingly.

Consistent with GAAP and with the methodologies used in estimating the unidentified losses in the loan portfolio, the allowance is comprised of several components. These components are described in Note 1.

Uncertainties in Determining the Adequacy of the Allowance for Credit Losses

The process of determining an estimate of unidentified and/or unquantifiable losses inherently involves uncertainty. Among the sources of this uncertainty are the following:

•
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

•
The loss estimation factors do not give consideration to the interest rate environment. Most obviously, borrowers with floating-rate loans may be less able to manage their debt service if interest rates rise.
•
Neither the historical loss factors nor the review of specific individual loans give consideration to interdependencies between borrowers, yet this could impact the magnitude of losses inherent in the portfolios. For example, a rise in interest rates may adversely impact the amount of home mortgage lending. This will cause a reduction in the amount of home building initiated by developers, and this will have an impact on the credit quality of loans to building contractors in the commercial segment of the portfolio. This kind of interdependency could cause losses within a specific period to be greater than would be predicted by the simple application of historical loss rates.
•
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

The Company addresses these uncertainties in the allocated component of the allowance as discussed in Note 1.

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

There is no assignment of allowance to RALs at December 31, 2002 because all loans unpaid are charged-off prior to year-end. At the bottom of Table 8 is the ratio of the allowance for credit losses to total loans for each year.

TABLE 8—Assignment of the Allowance for Credit Losses

(dollars in thousands)	December 31, 2002		December 31, 2001		December 31, 2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Real estate:
Residential	$2,844	24.9%	$2,927	26.0%	$2,826	23.3%
Nonresidential	5,260	19.7%	4,751	21.2%	3,903	22.4%
Construction and development	4,681	7.4%	1,174	6.6%	1,071	6.9%
Commercial, industrial, and agricultural	23,775	29.3%	26,352	31.2%	17,806	30.8%
Home equity lines	800	3.8%	377	3.0%	257	2.8%
Consumer	10,001	8.9%	7,569	6.7%	4,863	8.2%
Leases	6,460	4.4%	5,669	4.5%	3,853	5.1%
Municipal tax-exempt obligations	—	1.0%	—	0.3%	—	0.2%
Other	—	0.4%	—	0.4%	26	0.3%
Not specifically allocated	—		53		520

Total allowance	$53,821	100.0%	$48,872	100.0%	$35,125	100.0%

Allowance for credit loss as a percentage of year-end loans	1.78%		1.75%		1.40%
Year-end loans	$3,019,820		$2,799,092		$2,517,104

CREDIT LOSSES

Table 9, "Summary of Credit Loss Experience," shows the additions to, charge-offs against, and recoveries for the Company's allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, net charge-offs and the net charge-off ratios for the Company are shown both with and without the RAL net charge-offs. Exclusive of RALs, the Company's ratios have consistently been less than half of its FDIC peers (Note C).

Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. The Company's concentration in loans secured by nonresidential real estate and other larger loans in the commercial category may cause a higher level of volatility in credit losses than would otherwise be the case. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses may tend to occur at roughly the same time. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

The low net charge-offs to average loans ratios experienced by the Company in 1998 was due primarily to the high levels of recoveries. At the end of 1997, the Company had a number of previously charged-off loans that it reasonably had hopes of recovering, and which were in fact recovered in 1998. With these recoveries, net charge-offs for 1998 were relatively low in proportion to charge-offs. As of year-end 1998, there were few such potential recoveries aside from RALs. As expected, recoveries were less in 1999 and 2000 and therefore net charge-offs were higher than in prior years. Nonetheless, the 2000 ratio without RALs was still less than one half that of the Company's peers.

During 1999 and 2000, the Company charged-off approximately $7 million related to one loan, but for which it had some prospect of recovery. In fact, the Company recovered approximately $3.3 million of this loan in 2001. This recovery resulted in the Company's net charge-off ratio to total loans being slightly less than a third that of its peers. In 2002, the Company's net charge-off ratio to total loans increased as customers were impacted by the slower economy.

TABLE 9—Summary of Credit Loss Experience

(dollars in thousands)	Years Ended December 31,
	2002	2001	2000	1999	1998

Balance of allowance for credit losses at beginning of year	$48,872	$35,125	$30,454	$30,499	$26,526

Charge-offs:
Real estate:
Residential	—	457	112	10	369
Nonresidential	12	—	107	252	177
Construction and development	—	127	—	—	—
Commercial, industrial, and agricultural	10,423	7,490	8,118	4,924	1,893
Home equity lines	—	—	—	30	—
Tax refund anticipation	6,615	9,189	6,226	5,518	7,221
Other consumer	7,753	6,046	1,910	1,729	1,701

Total charge-offs	24,803	23,309	16,473	12,463	11,361

Recoveries:
Real estate:
Residential	302	93	65	175	329
Nonresidential	296	228	184	35	1,341
Construction and development	—	—	—	6	—
Commercial, industrial, and agricultural	2,941	3,918	1,255	1,162	1,192
Home equity lines	—	—	26	35	—
Tax refund anticipation	4,510	4,769	3,059	2,857	2,288
Other consumer	1,976	1,377	976	1,105	871

Total recoveries	10,025	10,385	5,565	5,375	6,021

Net charge-offs	14,778	12,924	10,908	7,088	5,340
Allowance for credit losses recorded in acquisition transactions	—	—	1,139	—	—
Provision for credit losses refund anticipation loans	2,105	4,420	2,726	2,816	4,941
Provision for credit losses all other loans	17,622	22,251	11,714	4,227	4,372

Balance at end of year	$53,821	$48,872	$35,125	$30,454	$30,499

Ratio of net charge-offs to average loans outstanding	0.50%	0.48%	0.46%	0.37%	0.36%
Ratio of net charge-offs to average loans outstanding exclusive of RALs	0.44%	0.33%	0.33%	0.23%	0.03%
Peer ratio of net charge-offs to average loans outstanding	0.92%	1.03%	0.70%	0.68%	1.02%
Average Loans	$2,942,082	$2,678,225	$2,388,740	$1,908,227	$1,486,696
Average RALs	(67,991)	(58,900)	(60,437)	(12,391)	(9,169)

Average Loans, net of RALs	$2,874,091	$2,619,325	$2,328,303	$1,895,836	$1,477,527

Net Charge-offs	$14,778	$12,924	$10,908	$7,088	$5,340
RAL Net Charge-offs	(2,105)	(4,194)	(3,167)	(2,661)	(4,933)

Net Charge-offs, exclusive of RALs	$12,673	$8,730	$7,741	$4,427	$407

Recoveries to charge-offs, RALs	68.18%	51.90%	49.13%	51.78%	31.69%
Recoveries to charge-offs, other loans	30.32%	39.77%	24.46%	36.26%	90.17%

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

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

Restructured Loans:    The Company's restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 10. The only restructured loans the Company has had at the end of the last five years that have not been classified as nonaccrual are reported in Table 10 on a separate line.

The following table sets forth information regarding risk elements.

TABLE 10—Risk Elements

(dollars in thousands)	December 31,
	2002	2001	2000	1999	1998

Nonaccrual loans	$59,818	$16,940	$15,975	$15,626	$8,855
90 days or more past due	1,709	3,179	2,427	715	78
Restructured Loans	—	—	—	10	—

Total nonperforming loans	61,527	20,119	18,402	16,351	8,933
Other real estate owned	438	—	—	—	—

Total nonperforming assets	$61,965	$20,119	$18,402	$16,351	$8,933

Total nonperforming loans as percentage of total loan portfolio	2.04%	0.72%	0.73%	0.78%	0.53%
Allowance for credit losses as a percentage of nonperforming loans	87%	243%	191%	186%	341%

Total nonperforming loans decreased during 1998 due principally to a reclassification of a large loan out of nonaccrual status and to rigorous collection efforts. The total rose at the end of 1999 and 2000 with the classification of a few larger loans as nonaccrual during both years. Some of the loans reclassified in 2000 were acquired in the SBB and LRB transactions. While amounts in the Company's financial statements have been restated to include SBB amounts, the loans had not been classified as nonaccrual by SBB or LRB. Despite the slower economy of 2001, and an increase in nonperforming loans of $1.7 million, the ratio of nonperforming loans to total loans remained the same at the end of 2001 as at the end of the prior year.

In 2002, there was an increase in nonaccrual loans. Approximately $30 million, or three quarters of this increase, related to two loans. One of these is in the hospitality industry and the other is in the wine industry. Weaknesses in the credit quality of these loans had been identified in the fourth quarter of 2001 and allowance was allocated to them in that quarter and additional amounts in the first and second quarters of 2002. While still performing according to the contractual terms, these loans were placed in nonaccrual in the second half of 2002. The amount of the estimated loss did not become greater, but the probability of loss became great enough to warrant stopping the recognition of interest income. These loans are classified as impaired and are included in the impaired loan totals disclosed in Note 6. An allowance of $6.5 million has been specifically established for them.

These two loans and the allowance established for them have a significant impact on the December 31, 2002 ratio of allowance to nonperforming loans in Table 10. At 87%, the ratio is lower than for prior years. If the two loans and the allowance established for them are excluded from the ratio, the ratio would be 156%.

Table 11 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 11—Foregone Interest

(dollars in thousands)	Years Ended December 31,
	2002	2001	2000

Interest that would have been recorded under the loans' original terms	$1,550	$1,296	$2,934
Gross interest recorded	711	593	1,467

Foregone interest	$839	$703	$1,467

DEPOSITS

An important component in analyzing net interest margin and, therefore, the results of operations of the Company is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts—demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 12.

TABLE 12—Detailed Deposit Summary

(dollars in thousands)	Years Ended December 31,
	2002		2001		2000

	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

NOW accounts	$411,787	0.19%	$372,443	0.39%	$358,921	0.75%
Money market deposit accounts	748,258	1.29	739,040	2.77	707,063	3.85
Savings accounts	231,968	0.62	213,112	1.28	223,795	1.81
Time certificates of deposit for less than $100,000 and IRAs	525,043	3.45	555,218	5.05	497,230	5.34
Time certificates of deposit for $100,000 or more	702,639	2.41	630,482	4.82	650,793	5.81

Interest-bearing deposits	2,619,695	1.79%	2,510,295	3.31%	2,437,802	4.03%
Demand deposits	810,008		725,267		703,531

Total Deposits	$3,429,703		$3,235,562		$3,141,333

The average rate paid on all deposits decreased from 4.03% in 2000 to 3.31% in 2001 and decreased in 2002 to 1.79%. The decrease from 2000 to 2001 and the decrease from 2001 to 2002 were primarily due to the changes in interest rates brought about by FOMC actions (Note F). The average rates that are paid on deposits generally trail behind money market rates for three reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; (2) in the low interest-rate environment of 2001 and 2002, banks are not able to decrease deposit rates as much as the FOMC has decreased its Federal funds target rates; and (3) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

At the date this discussion is being written, there is no clear consensus whether the next FOMC interest change will be an increase or a decrease. If there is a further decrease, it is unlikely that the Company will be able to decrease the rates paid NOW, MMDA, or savings accounts by any significant amount. The rates paid on certificate accounts will continue to decline if the FOMC leaves interest rates unchanged in 2003 or decreases them as maturing certificates are repriced at rates lower than their last rate setting. If interest rates increase during 2003, deposit rates will continue to lag. Just as the Company was unable to decrease the rates on administered rate deposit accounts by the same amount as the FOMC decreased its target rate, it is unlikely that banks will increase their rates by as much as the FOMC increases its target rate. Therefore, Management anticipates that the average deposit rates will be lower in early 2003 than in 2002.

Table 13 discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

TABLE 13—Maturity Distribution of Time Certificates of Deposit of $100,000 or More

(dollars in thousands)	December 31,
	2002	2001	2000

Three months or less	$251,004	$451,086	$198,325
Over three months through six months	213,521	214,821	171,800
Over six months through one year	123,222	118,582	141,109
Over one year	136,055	42,933	60,360

	$723,802	$827,422	$571,594

The balance of certificates of deposit of $100,000 or more is substantially higher at the end of 2001 than at year-end 2000. As part of its efforts to fund the RAL program for 2002, in December 2001 the Company began to issue brokered certificates with terms of three months or less. As of December 31, 2001, there were $158 million in short-term certificates that had been issued. For the 2001 and 2003 tax seasons, the issuance of the short-term brokered certificates for RAL funding was not initiated until January of 2001 and 2003, respectively.

Though there is some variance in the proportion of certificates of $100,000 or more to total deposits, in the year-end numbers in Table 13, based on average balances, the ratio of certificates of $100,000 or more to total deposits has been approximately 20% for each of the last three years. However, Management expects that this ratio will increase slightly in 2003 and subsequent years as it begins to utilize longer-term brokered certificates for interest rate risk management.

Included in the over one year maturity range for 2002 in Table 13 are $24 million of longer-term brokered certificates of deposit. The Company is utilizing these as an alternative to other borrowings such as FHLB advances. While the issuance of these certificates is more complicated than taking FHLB advances, they do not have to be collateralized with securities or loans.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Just as the Company uses Federal funds sold and securities purchased under agreements to resell for the overnight investment of excess funds (described above in the section titled "Money Market Instruments"), the Company uses these same instruments for borrowing overnight from other banks to manage liquidity. When the Company is borrowing rather than lending, these instruments are called Federal funds purchased and securities sold under agreements to repurchase ("repos"). The repos are secured by securities owned by the borrower. Federal funds purchased are unsecured.

The Company also enters into repo agreements to provide business customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are for terms of a few weeks to 90 days.

Information on the balances and rates paid for these funds is also disclosed in Note 12. Average interest rates paid during each year and at the end of each year have declined from 2000 to 2002. The average rates paid of 5.61% for 2000, 3.64% for 2001, and 1.35% for 2002 reflect the pattern of rate changes in Note F. The average combined amounts for these borrowings outstanding during the three years has remained at approximately 2% of average assets. The maximum amount outstanding at any month-end during the year may be significantly different than the average amount outstanding during the year. For example, the largest amount borrowed by the Company through Federal funds purchased during 2002 was $289.9 million while the average amount borrowed during 2002 was $43.1 million. As explained above in the discussion of the Company's RAL program, overnight borrowing is the most cost efficient means of funding these loans, so the Company attempts to maximize this source on a few days during the first quarter of the year.

OTHER REAL ESTATE OWNED

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. As explained in Note 1, at December 31, 2001, the Company held real estate properties that had been acquired through foreclosure, but the value of the property less estimated disposal costs resulted in no amount being reported on the balance sheets as of that date. At December 31, 2002, the Company held OREO with a net realizable value of $438,000.

As part of the loan application process, the Company reviews real estate collateral for possible problems from contamination by hazardous waste. This is reviewed again before any foreclosure proceedings are initiated.

NONEARNING ASSETS

For a bank, nonearning assets are those assets like cash reserves, equipment, and premises that do not earn interest. The ratio of nonearning assets to total assets is important because it represents the efficiency with which funds are used. Tying up funds in nonearning assets either lessens the amount of interest that may be earned or it requires the investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management therefore believes that a low level of nonearning assets is part of a prudent asset/liability management strategy to reduce volatility in the earnings of the Company.

The ratio of average nonearning assets to average total assets has varied during the last three years with an average of 7.48% in 2000, 8.23% in 2001, and 7.30% in 2002. As of September 30, 2002, the latest date peer information is available, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 7.95%.

NONINTEREST REVENUE

Fees earned by the Trust and Investment Services Division are a large component of noninterest revenue, reaching $13.3 million in 2002. Fees increased by $267,000 or 2% over fees for 2001 compared to a decrease of $821,000 in fees from 2000 to 2001. The market value of assets under administration on which the majority of fees are based decreased from $2.1 billion at the end of 2000 to $2.0 billion at the end of 2001, and decreased to $1.9 billion at the end of 2002. Most of the assets are held in equity securities, and the declining stock markets in 2001 and 2002 reduced the value of the assets. Most of the reduction in assets came in accounts for which the Company does not manage the accounts, i.e., does not have investment authority, but is only the custodian.

Included within these fees in 2002 were $942,000 for trusteeship of employee benefit plans and $1,233,000 from the sales of mutual funds and annuities. In the case of the latter activity, the Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers' risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies.

Included within other service charges, commissions and fees are service fees arising from the processing of merchants' credit card deposits (prior to 2002—see paragraph below and Note 21), escrow fees, and a number of other fees charged for special services provided to customers. Exclusive of the impact of the merchant card processing fees, this fee category has increased over the last three years and the Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

Included in other income for 2001 is a gain of $2.9 million from the sale of the Company's merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. While the sale occurred in 2001, the buyer did not take over all of the processing until the first quarter of 2002.

Included in noninterest revenues are the RT fees and the gain on sale of tax refund loans discussed above in "Tax Refund Anticipation Loan and Refund Transfer Programs."

OPERATING EXPENSES

Total operating expenses have increased over the last three years as the Company has grown. These increases related to additional staff, improvements in technology to handle higher transaction volumes, and amortization of leasehold improvements on new facilities.

The ratio of operating expenses to average assets is often reported as a means of providing comparisons with other financial institutions. This ratio for the last three years are shown in the table below.

	Years Ended December 31,
	2002	2001	2000

Operating expense as a percentage of assets	3.45%	3.71%	3.60%
Operating efficiency ratio	50.5%	54.0%	55.9%

Another ratio that is used to compare the Company's expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures what proportion of each dollar of revenue is spent earning that revenue. With a significant proportion of the Company's revenues coming from Trust and Investment fees and RT fees, management focuses more on this ratio than the operating expense to assets ratio. The ratios for the Company's holding company peers were 55.1% for 2002, 59.6% for 2001, and 58.6% for 2000.

Operating expenses in 2000 included $4.5 million in transaction costs incurred to complete the SBB and LRB transactions. Without these acquisition expenses, the Company's operating efficiency ratio would have been 54.0%.

As shown in the table in Note 22, the Company benefited by the discontinuance of the amortization of goodwill and the reduction of expenses associated with merchant bankcard processing.

CAPITAL RESOURCES

As of December 31, 2002, under current regulatory definitions, the Company and its bank subsidiaries are "well-capitalized," the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA").

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

The risk-based capital ratio is impacted by three factors: (1) the growth in assets compared to the growth in capital; (2) the relative size of the various asset categories; and (3) the composition of the securities and money market portfolios. If assets increase faster than capital, the ratios will decline. Because almost all loans are risk-weighted at 100% while most securities are risk-weighted as some percentage less than 100%, to the extent that loans increase as a proportion of total assets, the ratio will decline. Lastly, there are different risk-weightings within the securities and money market portfolios. As the proportion of securities or money market instruments with lower risk-weightings increase, the ratios will increase.

At the end of 2002, the Company's total risk-based capital to risk-weighted asset ratio was 12.1%. The Company also must maintain a Tier 1 capital to risk-weighted asset ratio of 6% and a Tier 1 capital to average assets of 5% to be considered well-capitalized. The minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition and the Company's ratios as of December 31, 2002 are presented in Note 20.

PCBNA is also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well-capitalized. PCBNA's ratio at the end of 2002 was 12.3%. SBB&T had issued $36 million in subordinated debt during 2001. While shown on the consolidated balance sheets as long-term debt, for the first half of its 10 year term it is included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio for both the Company and PCBNA. In the second half of its term, one fifth of the balance will be excluded each year from capital in this computation.

Share Repurchases

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. The purchases are generally conducted as open-market transactions. Occasionally the Company will purchase shares in private transactions as the result of unsolicited offers. In 1998, because the merger with PCB was accounted for as a pooling-of-interests, the Company suspended purchases at the initiation of the merger discussions and repurchased only 200,000 shares compared to the issuance of 1,076,000 shares resulting from the exercise of stock options. In 1999, the Company repurchased 91,000 shares to partially offset the issuance of 551,000 shares resulting from the exercise of stock options. There were no repurchases of shares in 2000 as the Company again suspended purchases because of the SBB transaction which was also accounted for as a pooling of interests.

As mentioned in Note 18, the Company has purchased shares in 2001 and 2002 and at December 31, 2002 had approximately $6.8 million remaining to purchase from the most recent repurchase program authorized by the Board of Directors.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company's assets have been increasing at a compound annual growth rate of 11.1%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 18.5%, but 35%-40% of net income has been distributed to shareholders in the form of dividends. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 12.6%.

The process of managing the capital ratios to remain classified as well-capitalized involves three primary considerations. First, it is essential that management avoid alternating between being able to make loans and not able to make loans. Customers are attracted to the Company because of the relationship that is built with the customer, not the individual transaction. This requires the Company to be able to meet the credit needs of the borrower when they need to borrow. If capital were not sufficient, the Company might not be able to lend.

The second consideration is that to maintain the ability to provide for those customers, the Company must be prepared to sell some of the loans it originates. This involves structuring loans to meet the purchase requirements of secondary markets, or charging an interest rate premium for those loans that cannot be sold. As mentioned above, the Company has sold loans both as a means of limiting the rate of asset increase and to test its ability to sell loans from different portfolios should more sales become necessary to manage capital.

The third consideration is that as loan demand picks up in an improving economy, raising additional capital is likely to be beneficial. Because the capital ratios are a regulatory issue, it is not necessary for the Company to issue more common stock. It is more likely that the Company would use other forms of regulatory capital like additional subordinated debt or Trust Preferred Stock. Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. Management has had on-going discussions with investment bankers regarding the issuance of such capital and has been informed that it could be accomplished with relative ease.

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

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed "swapping". In 2002, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $4.0 million or 8.8% of the net growth in shareholders' equity in the year. At December 31, 2002, there were approximately 1,006,000 options outstanding and exercisable at less than the then-current market price of $25.45, with an average exercise price of $18.87. This represents a potential addition to capital of $19.0 million, if all options were exercised with cash. Because many options are likely to be exercised by swapping, some amount less than the $19.0 million in new capital will result from the exercise of options, and the options are likely to be exercised over a number of years.

The impact of the RAL program on the Company's capital is discussed in a sub-section below.

Aside from the $6.8 million amount authorized for share repurchases and those commitments reported in Note 17, there are no material commitments for capital expenditures or "off-balance sheet" financing arrangements as of the end of 2002. There is no specified period during which the share repurchases must be completed.

In any case, Management intends to take the actions necessary to ensure that the Company and the subsidiary banks will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL Program on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RAL loans. The Company estimates that, were it to do a formal computation, on certain days during those weeks it and PCBNA may be classified as adequately-capitalized, rather than well-capitalized,. The Company has discussed this with its regulators. Payments are received from the IRS each Friday during the RAL season and generally the Company and PCBNA move back into the well-capitalized classification with each payment.

In Note 10 is a description of the securitization that the Company utilizes as one of its funding sources for funding RALs. This securitization is a sale of some of the RALs to other financial institutions, eliminating their impact—except for the capital that must be allocated for the small retained interest kept by the Company—on the capital ratios for the Company.

LEGISLATION AND REGULATION

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

PCBNA is required by the provisions of the federal Community Reinvestment Act ("CRA"), to make significant efforts to ensure that access to banking services is available to every segment of the community. It is also required to comply with the provision of various other consumer legislation and regulations. The Company and PCBNA must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

Two regulatory agencies—the FRBSF for the Company and the OCC for PCBNA—conduct periodic examinations of the Company and its subsidiary banks to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

A banking agency may take action against a bank holding company or a bank should it find that the financial institution has failed to maintain adequate capital. This action has usually taken the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, and restrictions on operations. The FDIC may also take action against a bank that is not acting in a safe and sound manner. Given the strong capital position and performance of the Company and the banks, Management does not expect to be impacted by these types of restrictions in the foreseeable future.

There are legal limitations on the ability PCBNA to declare dividends to the Bancorp based on earnings over the last three years as disclosed in Note 20.

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

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations. The Company has responded to all of these new requirements.

IMPACT OF INFLATION

Inflation has been minimal for a number of years and has had little or no impact on the financial condition and results of operations of the Company during the periods discussed here.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers' credit needs, and to take advantage of investment opportunities as they are presented in the market place.

The Company's objective is to ensure adequate liquidity at all times by maintaining liquid assets, by being able to raise deposits and liabilities, and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and lost opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets, and interest expense paid on borrowed funds reduces profitability.

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

At various times strong loan demand outpaces deposit growth. At these times, the Company uses excess funds invested in overnight money market instruments or uses overnight borrowings to maintain immediate liquidity. The rate paid on these borrowings is more than would be paid for transaction (NOW & MMDA) deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company's strong capital position and earnings prospects have meant that these sources of borrowing have been readily available.

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

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances from the FHLB, securitizing loans; and accessing capital markets. The fixed-rate loans the Company borrowed from the FHLB to fund the retention of a portion of the 30-year fixed rate residential real estate loans is an example of coordinating a source of long-term liquidity with asset/liability management. Similarly, while initiated to manage capital, the securitization of some of the Company's auto loans in January 2001 provided $58.2 million to be used for making other loans.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs in late January and early February of each year. As discussed in the "Funding and Liquidity Issues" sub-section of RAL section of this discussion above, liquidity is provided by:

•
using a large number of other institutions so as to not become overly reliant on a particular source;
•
using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and
•
arranging for at least a third more funding than it is anticipated will be needed.

The securitization of RAL loans assists in the management of the Company's capital position during the RAL season by selling them to investor participants in the securitization. However it also represents a significant source of liquidity as the proceeds from the sales of the loans are lent out to new RAL customers.

INCOME TAX EXPENSE

Income tax expense is the sum of two components: the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Statements of Income. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a temporary difference. Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase. For its financial statements, the Company recognizes income as the discount is accreted. For its tax return, however, the Company can defer the recognition of that income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year's tax return. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

There are some items of income and expense that create permanent differences. Examples of permanent differences would include:

•
tax-exempt income from municipal securities that is recognized as interest income for the financial statements but never included in taxable income; and
•
a portion of meal and entertainment expense that is recognized as an expense for the financial statements, but never deductible in computing taxable income.

The significant items of income and expense that create permanent differences are disclosed in the second table of Note 15 as amounts that cause a difference between the statutory Federal tax rate of 35% and the effective tax rate. The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company's income before taxes as reported in the Consolidated Statements of Income.

The amount of the deferred tax assets and liabilities are calculated by multiplying the temporary differences by the current tax rate. The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

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

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 15.

Included in the reconciliation table as a permanent difference is the tax benefit associated with interest from securities and loans that is tax-exempt. For 2002, the tax benefit related to tax-exempt securities was $3.46 million and the tax benefit associated with tax-exempt loans was $604,000. The tax benefit associated with tax exempt loans for 2002 is higher than the corresponding amounts reported for 2001 and 2000 of $438,000 and $304,000, respectively. In the fourth quarter of 2002, the Company determined that a tax benefit of $972,000 related to tax-exempt income from 1999 through 2001 had not been recognized in those years. While the income was recorded as earned on the loans, it was not characterized as tax-exempt income and thus not excluded from taxable income as such in the Company's tax returns. The Company will file amended tax returns to reflect the appropriate treatment of this income and obtain a refund of the related income taxes.

Also included in the reconciliation table is an item for state taxes. In addition to the 35% Federal income tax included in tax expense, the Company pays a California franchise tax. This tax is equivalent to a tax on the Company's income. While the franchise tax rate is almost 11%, the Company may deduct its state franchise tax from its Federal taxable income. This reduces the effective tax rate for the state tax by 35%.

There are a number of differences between the Federal and state rules in the tax treatment of certain items of income and expense. For years prior to 2002, the Company was permitted to recognize a portion of its provision for credit losses as a deductible item for state taxes though it could recognize only actual charge-offs for Federal tax purposes. In effect, California permitted an allowance for credit losses for taxes. In 2002, California enacted legislation that would conform its tax accounting for provision expense to the Federal method and required Banks to recapture one half of this allowance as taxable income. The recaptured amount would be deductible again when the loans to which it related were charged off. The other half of the allowance became a permanent difference. This resulted in a one-time tax benefit that accounts for the lower reconciliation percentage for 2002 in the reconciliation table than in prior years.

COMMON STOCK AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 6. The Company's stock is listed on the Nasdaq National Market System. The trading symbol is PCBC. Stock prices represent trading activity through the Nasdaq National Market System.

For the years 2002, 2001, and 2000, the Company has declared cash dividends which were 32.7%, 32.1%, and 40.6%, respectively, of its net income. The Company's policy is to pay dividends of approximately 35%-40% of the last 12 months earnings. Because earnings were significantly reduced in 2000 by the one-time merger expenses, the ratio for 2000 is higher than usual. The most recent information for the Company's peers shows an average payout ratio of 28.4%. The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the second quarter of 2002. To maintain its payout ratio in the 35%-40% range, it could be anticipated that the dividend rate will be adjusted in 2003 to reflect the higher amount of net income in 2002.

MERGERS AND ACQUISITIONS

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

In March 2002, the Company acquired certain assets and liabilities of two branches of another financial institution. The deposits and loans acquired in this transaction were combined with PCBNA's existing branches in those communities of Monterey and Watsonville.

NOTES TO MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NOTE A    MERGER RELATED EXPENSES

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

NOTE B    EFFECTS OF ACQUISITION ACCOUNTING ON GROWTH

Offices obtained in purchase or acquisition transactions are included as a reason for growth in net income over the last five years, while offices obtained in pooling or merger transactions are not a reason for growth. This is because of the difference in the accounting for these two types of business combinations.

Accounting standards for business combinations accounted for as poolings require that the figures for prior years be restated as if the combination occurred at the beginning of the first year presented. Therefore, the assets, deposits, and net income obtained in pooling transactions are included in both the current numbers and the prior period numbers and a difference between the two would not be explained by the transaction. There is no such restatement for prior year figures for purchase transactions—the balances or net income are included only from the date of the acquisition.

NOTE C    PEER DATA

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The Bancorp or holding company peers are a group of 66 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 2002, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 2002, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

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

NOTE D    TAX EQUIVALENCY

For Tables 1, 2, and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. The interest on these securities and loans is subject to California franchise tax no matter what the state of origin of the issuer. The California franchise tax rate is 10.84%. The Federal tax rate used for the computation is 35%. While the income from these securities and loans is taxable for California, the Company does receive a Federal income tax benefit of 35% of the California tax paid. That is, state taxes are deductible for Federal taxes, and to the extent that the Company pays California franchise tax on this income from these loans and securities, the deduction for state taxes on the Company's Federal return is larger. The tax equivalent yield is also impacted by the disallowance of a portion of the underlying cost of funds used to support tax-exempt securities and loans. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, and if there were no disallowance of interest expense, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as "Tax equivalent income included in interest income from non-taxable securities and loans."

NOTE E    AVERAGE BALANCES

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

NOTE F    CHANGES IN TARGET FEDERAL FUNDS RATES

From January 1, 1999 through December 31, 2002, the FOMC changed the target rates for Federal funds as follows:

Date	Amount of Change	New Target Rate
June 1999	+0.25%	5.00%
August 1999	+0.25%	5.25%
November 1999	+0.25%	5.50%
February 2000	+0.25%	5.75%
March 2000	+0.25%	6.00%
May 2000	+0.25%	6.50%
January 2001	-0.50%	6.00%
January 2001	-0.50%	5.50%
March 2001	-0.50%	5.00%
April 2001	-0.50%	4.50%
May 2001	-0.50%	4.00%
June 2001	-0.25%	3.75%
August 2001	-0.25%	3.50%
September 2001	-0.50%	3.00%
October 2001	-0.50%	2.50%
November 2001	-0.50%	2.00%
December 2001	-0.25%	1.75%
November 2002	-0.50%	1.25%

NOTE G    NONACCRUAL LOANS IN TABLE 2

For purposes of Table 2, loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE H    ALLOCATION OF CHANGES IN INTEREST BETWEEN RATE AND VOLUME

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

NOTE I    INTEREST RATE YIELD CURVES

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1999, 1 year U.S. Treasury notes sold at a price that yielded 5.96% while 30 year notes sold at a price that yielded 6.48%. A line drawn that plots this relationship for a whole range of maturities will be "steeper" when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be "flatter"

when there is not as much of a difference. The following table shows rates for some selected maturities to demonstrate how the yield curve has changed over the last two years.

	Target Fed Funds Rate	3 Month Treasury Bills	2 Year Treasury Notes	10 Year Treasury Notes	30 Year Treasury Notes	Shape
December 31, 2000	6.50%	5.90%	4.86%	4.91%	5.34%	Inverted with short-term rates higher than long term rates
December 31, 2001	1.75%	1.72%	3.02%	5.05%	5.47%	Steep
December 31, 2002	1.25%	1.19%	1.60%	3.81%	4.78%	Steep but lower overall

NOTE J    MORTGAGE-BACKED SECURITIES

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

NOTE K    HYPOTHETICAL INTEREST RATE CHANGES

At December 31, 2002, the FOMC's target rate for Federal funds sold between banks was 1.25%. It is clear that this target rate could not be decreased another 2.00% as modeled on page 23 of this discussion. Nonetheless the Company uses a hypothetical decrease of 2.00% along with an increase of 2.00% to show changes in the sensitivity to interest rates comparable with the prior year.

NOTE L    ZERO COUPON BONDS

Zero coupon bonds have no stated interest rate. The bonds are issued at a price significantly below the amount that will be paid at maturity. Each year, the Company recognizes ("accretes") as interest income a portion of the excess of maturity value over the purchase price. This accretion increases the carrying amount of the security until it reaches the par value at maturity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have provided the required quantitative and qualitative disclosures about market risk in Management's Discussion and Analysis on pages 13 through 25

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data	117

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING	Pacific Capital Bancorp and Subsidiaries

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

The consolidated financial statements presented on pages 64 through 68 have been audited by PricewaterhouseCoopers LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to Pricewaterhouse Coopers LLP during the audit were valid and appropriate.

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

Management has made its own assessment of the effectiveness of the Company's internal control structure over financial reporting as of December 31, 2002, in relation to the criteria described in the report, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 2002, Pacific Capital Bancorp's internal control structure was effective in achieving the objectives stated above.

The Board of Directors is responsible for reviewing and monitoring the policies and practices employed by Management in preparing the Company's financial reporting. This is accomplished through its Audit Committee, which is comprised of directors who are not officers or employees of the Company. The Committee reviews accounting policies, control procedures, internal and independent audit reports, and regulatory examination reports with Management, the Company's internal auditors, and representatives of PricewaterhouseCoopers LLP. Both the Company's internal auditors and the representatives of PricewaterhouseCoopers LLP have full and free access to the Committee to discuss any issues which arise out of their examinations without Management present.

David W. Spainhour	William S. Thomas, Jr.	Donald Lafler
Chairman of the Board	President and	Executive Vice President and
Pacific Capital Bancorp	Chief Executive Officer	Chief Financial Officer
	Pacific Capital Bancorp	Pacific Capital Bancorp

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Pacific Capital Bancorp:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pacific Capital Bancorp (a California corporation) and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Pacific Capital Bancorp as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Notes 9, 18 and 26 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

As discussed above, the Company's consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 9, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. As described in Note 26, these financial statements have also been revised to reflect the change in the composition of the Company's reportable segments. As described in Note 18, these financial statements have also been revised to reflect the effects of a stock split in 2002 on earnings per share and shares outstanding amounts. We audited the adjustments described in Notes 18 and 26 that were applied to restate the 2001 and 2000 financial statements. We also audited the adjustments in the transitional disclosures in Note 9. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

San Francisco, California
 March 6, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	Pacific Capital Bancorp and Subsidiaries

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 1999, mentioned in the report, are not required in the Company's annual report for 2002 and are therefore not presented among the financial statements in this annual report.

To the Shareholders and the Board of Directors
of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Pacific Capital Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of San Benito Bank for years prior to its merger during 2000 with Pacific Capital Bancorp in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Pacific Capital Bancorp and subsidiaries and reflect net income of 5 percent for the year ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for San Benito Bank prior to the merger, is based solely upon the report of the other auditors.

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

Los Angeles, California
February 6, 2002

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries
(amounts in thousands except per share amounts)	December 31,
	2002	2001

Assets:
Cash and due from banks (Note 4)	$151,540	$136,457
Federal funds sold and securities purchased under agreements to resell	—	94,500

Total cash and cash equivalents	151,540	230,957
Securities (approximate market value of $878,045 in 2002 and $778,465 in 2001) (Note 5):
Held-to-maturity	65,846	71,967
Available-for-sale, at fair value	803,429	699,076

Total securities	869,275	771,043
Loans (Note 6)	3,019,820	2,799,092
Less: allowance for credit losses (Note 7)	53,821	48,872

Net Loans	2,965,999	2,750,220
Premises and equipment, net (Note 8)	67,367	63,103
Accrued interest receivable	19,104	20,425
Goodwill (Note 9)	30,048	30,048
Other intangible assets (Note 9)	4,270	520
Other assets (Note 15)	111,610	94,613

Total assets	$4,219,213	$3,960,929

Liabilities:
Deposits: (Note 11)
Noninterest bearing demand deposits	$823,883	$718,441
Interest bearing deposits	2,692,194	2,647,134

Total deposits	3,516,077	3,365,575
Securities sold under agreements to repurchase and Federal funds purchased (Note 12)	29,723	45,073
Long-term debt and other borrowings (Note 13)	264,969	188,331
Accrued interest payable and other liabilities (Notes 14, 15, and 16)	37,369	36,074

Total liabilities	3,848,138	3,635,053

Commitments and contingencies (Note 17)
Shareholders' equity (Notes 16, 18 and 20):
Common stock — no par value; $0.25 per share stated value; shares authorized: 80,000; shares issued and outstanding: 34,550 in 2002 and 34,942 in 2001	8,641	8,737
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	94,314	106,929
Accumulated other comprehensive income	11,561	4,795
Retained earnings	256,559	205,415

Total shareholders' equity	371,075	325,876

Total liabilities and shareholders' equity	$4,219,213	$3,960,929

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	Pacific Capital Bancorp and Subsidiaries
(in thousands, except per share data)	Years Ended December 31,
	2002	2001	2000

Interest income:
Loans (Note 6)	$222,754	$242,050	$229,014
Securities	42,596	41,118	49,478
Federal funds sold and securities purchased under agreement to resell	1,346	5,852	9,870
Commercial paper	50	2,088	1,602

Total interest income	266,746	291,108	289,964

Interest expense:
Deposits (Note 11)	46,904	83,061	98,293
Securities sold under agreements to repurchase and Federal funds purchased	1,184	3,289	4,247
Long-term debt and other borrowings (Note 13)	14,711	10,876	7,986

Total interest expense	62,799	97,226	110,526

Net interest income	203,947	193,882	179,438
Provision for credit losses (Note 7)	19,727	26,671	14,440

Net interest income after provision for credit losses	184,220	167,211	164,998

Noninterest revenue:
Service charges on deposit accounts	14,138	12,927	11,176
Trust fees (Note 1)	13,273	13,006	13,827
Refund transfer fees	16,645	14,297	7,291
Other service charges, commissions and fees (Note 21)	13,456	16,754	14,466
Net gain on sale of tax refund loans	10,170	—	—
Net gain (loss) on sales and calls of securities	684	309	(143)
Other income	5,418	8,433	3,723

Total noninterest revenue	73,784	65,726	50,340

Operating expense:
Salaries and benefits (Notes 1, 14, and 16)	74,420	69,788	67,204
Net occupancy expense (Notes 8 and 17)	13,782	12,279	11,225
Equipment rental, depreciation, and maintenance (Note 8)	8,233	8,327	7,303
Other expense (Note 22)	46,853	52,756	46,225

Total operating expense	143,288	143,150	131,957

Income before provision for income taxes	114,716	89,787	83,381
Provision for income taxes (Note 15)	39,865	33,676	31,925

Net income	$74,851	$56,111	$51,456

Basic earnings per share (Note 3)	$2.15	$1.59	$1.46
Diluted earnings per share (Note 3)	$2.14	$1.58	$1.45
Average number of shares — basic	34,795	35,345	35,173
Average number of shares — diluted	34,990	35,519	35,479
Dividends declared per share (Note 19)	$0.70	$0.50	$0.63
Dividends paid per share (Note 19)	$0.70	$0.66	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Pacific Capital Bancorp and Subsidiaries
(in thousands)	Years Ended December 31,
	2002	2001	2000

Net income	$74,851	$56,111	$51,456

Other comprehensive income —
Unrealized gain on securities:
Unrealized holding gains arising during period	10,991	249	19,248
Reclassification adjustment for gains included in net income	684	309	143
Income tax expense related to items of other comprehensive income	(4,909)	(235)	(8,154)

Other comprehensive income	6,766	323	11,237

Comprehensive income	$81,617	$56,434	$62,693

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	Pacific Capital Bancorp and Subsidiaries
(in thousands except per share amounts)				Accumulated Other Comprehensive Income
	Common Stock				Retained Earnings
	Shares	Amount	Surplus			Total

Balance, December 31, 1999	35,039	$8,761	$114,336	$(6,765)	$136,709	$253,041
Activity for 2000:
Exercise of stock options (Note 18)	269	67	1,328	—	—	1,395
Cash dividends declared at $0.63 per share	—	—	—	—	(20,868)	(20,868)
Changes in unrealized loss on securities available-for-sale, net	—	—	—	11,237	—	11,237
Net income	—	—	—	—	51,456	51,456

Balance, December 31, 2000	35,308	8,828	115,664	4,472	167,297	296,261
Activity for 2001:
Exercise of stock options (Note 18)	325	81	6,100	—	—	6,181
Retirement of common stock (Note 18)	(691)	(172)	(14,835)	—	—	(15,007)
Cash dividends declared at $0.50 per share	—	—	—	—	(17,993)	(17,993)
Changes in unrealized loss on securities available-for-sale, net	—	—	—	323	—	323
Net income	—	—	—	—	56,111	56,111

Balance, December 31, 2001	34,942	$8,737	$106,929	$4,795	$205,415	$325,876
Activity for 2002:
Exercise of stock options (Note 18)	352	89	5,422	—	—	5,511
Retirement of common stock (Note 18)	(744)	(185)	(18,037)	—	—	(18,222)
Cash dividends declared at $0.70 per share	—	—	—	—	(23,707)	(23,707)
Changes in unrealized loss on securities available-for-sale, net	—	—	—	6,766	—	6,766
Net income	—	—	—	—	74,851	74,851

Balance, December 31, 2002	34,550	$8,641	$94,314	$11,561	$256,559	$371,075

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Pacific Capital Bancorp and Subsidiaries
(dollars in thousands)	Years Ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net Income	$74,851	$56,111	$51,456
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,685	10,918	7,963
Provision for credit losses	19,727	26,671	14,440
Benefit for deferred income taxes	4,801	(7,275)	(2,296)
Net amortization of discounts and premiums for securities and commercial paper	(2,539)	(5,848)	(7,557)
Net change in deferred loan origination fees and costs	405	(905)	1,525
Change in accrued interest receivable and other assets	(17,598)	16,630	(7,375)
Change in accrued interest payable and other liabilities	(338)	(1,282)	1,481
Net (gain) loss on sales and calls of securities	(684)	(309)	143
Decrease in income taxes payable	1,581	(47)	(3,126)
Other operating activities	—	—	(9,292)

Net cash provided by operating activities	89,891	94,664	47,362

Cash flows from investing activities:
Purchase of banks or branches (Note 9)	48,678	—	(32,500)
Proceeds from sale of securities — AFS	74,848	37,152	106,498
Proceeds from calls, maturities, and partial pay downs of securities — AFS	222,981	233,445	88,309
Proceeds from calls and maturities of securities — HTM	9,661	49,182	33,531
Purchase of securities — AFS	(390,874)	(289,317)	(259,294)
Proceeds from sale or maturity of commercial paper	50,000	531,343	9,966
Purchase of commercial paper	(49,950)	(529,569)	(9,972)
Net increase in loans made to customers	(228,226)	(294,007)	(443,930)
Disposition of property from defaulted loans	—	—	5,565
Purchase of tax credit investment	(8,409)	(7,468)	—
Net purchase of premises and equipment	(12,952)	(18,441)	(22,279)

Net cash used in investing activities	(284,243)	(287,680)	(524,106)

Cash flows from financing activities:
Net increase in deposits	90,065	262,756	481,362
Net increase (decrease) in borrowings with maturities of 90 days or less	34,650	(60,585)	19,725
Proceeds from long-term debt and other borrowing	114,500	80,955	189,783
Payments on long-term debt and other borrowing	(87,862)	(22,282)	(153,500)
Proceeds from issuance of common stock (Note 18)	5,511	6,181	1,395
Payments to retire common stock (Note 18)	(18,222)	(15,007)	—
Dividends paid	(23,707)	(23,819)	(20,868)

Net cash provided by financing activities	114,935	228,199	517,897

Net (decrease) increase in cash and cash equivalents	(79,417)	35,183	41,153
Cash and cash equivalents at beginning of year	230,957	195,774	143,617
Cash and cash equivalents acquired in acquisitions	—	—	11,004

Cash and cash equivalents at end of year	$151,540	$230,957	$195,774

Supplemental disclosure:
Interest paid during the year	$63,950	$94,824	$94,051
Income taxes paid during the year	$41,850	$33,241	$35,090
Non-cash additions to other real estate owned (Note 1)	$438	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Pacific Capital Bancorp and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (the "Company") is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. ("PCBNA"), the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest-bearing checking ("NOW"), money-market, savings, and time accounts. PCBNA also offers safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services are offered through the Trust and Investment Services division. PCBNA conducts its banking services under four brand names: Santa Barbara Bank & Trust ("SBB&T"), First National Bank of Central California ("FNB"), South Valley National Bank ("SVNB"), and San Benito Bank ("SBB"). The offices using the SBB&T brand are located in Santa Barbara and Ventura Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB, and offices in San Benito County are branded SBB. The Company acquired Los Robles Bank ("LRB") when it purchased all of the outstanding shares of Los Robles Bancorp in 2000. Initially operated as a separate banking subsidiary of the Company, LRB was merged into SBB&T at the end of May 2001.

The Company uses two other subsidiaries for its securitization activities as explained in Note 10 below. Two other subsidiaries are essentially inactive.

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

Certain amounts in the 2001 and 2000 financial statements have been reclassified to be comparable with classifications used in the 2002 financial statements.

Securities

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. These securities are classified either as held-to-maturity or available-for-sale. The appropriate classification is decided at the time of purchase. Only those securities that the Company both intends to hold and has the ability to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. The Company purchases no securities specifically for later resale at a gain and therefore holds no securities that should be classified as trading securities.

The Company's securities that are classified as held-to-maturity are reported in the financial statements at "amortized historical cost". This amount is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost, and accretion of the discount is the periodic recognition of interest income above any cash interest received to increase the carrying amount up to the face value that will be received at maturity. Accretion thus increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security, and amortization of the premium is a periodic charge to interest income to reduce the carrying amount to the face value that will be received at maturity. Amortization reduces the effective yield for the security below the coupon rate. Discounts are accreted and premiums are amortized over the period to maturity of the related securities, or to earlier call dates, if appropriate. There is no recognition of unrealized gains or losses for securities classified as held to maturity.

For securities that are classified as available-for-sale, the interest income is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. As the fair value of these securities changes, the changes are included as elements of comprehensive income in the consolidated statements of comprehensive income. The sum of the accumulated change since purchase for these securities is reported net of the income tax effect on the consolidated balance sheets as a separate component of equity captioned "Accumulated other comprehensive income."

Whether classified as available-for-sale or held-to-maturity, a decline in the fair value of a security may occur that is other than temporary. For example, the issuer may become unable to make all of the interest and/or principal payments according to the contractual terms. In such situations, the Company will recognize this impairment by writing down the carrying amount of the security to its fair value. The amount of the write-down will be included as a realized loss charged to earnings.

The Company uses specific identification to determine the cost of securities sold.

Loans and Interest and Fees from Loans

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is calculated on a simple interest basis, that is, interest is not compounded. The Company collects loan origination and commitment fees. These fees are not recognized as income when they are collected. Instead they are offset by certain direct loan origination costs and then recognized over the contractual life of the loan as an adjustment to the interest earned. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding, or as additions to the loan principal if the deferred costs are greater than the deferred fees.

Included with loans are receivables structured like leases, but which in substance are loans.

Nonaccrual Loans:    When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally speaking, loans are placed in a nonaccrual status when the loan has become delinquent by more than 90 days. Nonaccrual status means that the Company stops accruing or recognizing interest income on the loan. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well-secured by collateral and collection efforts are being actively pursued. Nonetheless, such loans are included among noncurrent loans.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is written off against interest income from other loans of the same type in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired Loans:    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that of a nonaccrual loan, most impaired loans will be classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are presently both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Under GAAP, the term "impaired" only applies to certain types or classes of loans. Consequently, there may be some nonaccrual loans that are not categorized as impaired.

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

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. When losses are recognized, they are charged-off against this allowance. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance available for future losses from other loans.

The Company's estimate of unrecognized losses changes from period to period based on the size and composition of the loan portfolio, current economic conditions, and a variety of other factors. The amount of the allowance is changed to reflect the change in this estimate. If the estimate of loss requires an increase in the allowance, it is recorded through the provision for credit losses, which is a charge to income in the current period. If the estimate of loss requires a decrease in the allowance, a negative provision or reversal of provision expense recognized in previous periods is recorded.

The allowance for credit losses consists of several components. The first component is that portion of the allowance specifically related to those loans that are categorized as impaired under provisions of

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The remaining components include a statistically determined portion, a specifically assigned portion, and an allocated portion. These components are reported together in the allowance for credit loss in the accompanying consolidated balance sheets and in Note 7. In total, the allowance for credit losses is maintained at a level considered adequate to provide for losses inherent in the loan portfolio. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions against earnings in the periods in which they become known.

Component for Impaired Loans:    Under GAAP, the Company is permitted to determine the valuation allowance for impaired loans on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the number of loans classified as impaired is relatively small and because special factors apply to each, the Company determines the valuation allowance for impaired loans on a loan-by-loan basis. The amount of the valuation allowance for any particular impaired loan is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate of the loan; (2) by observing the loan's market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

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

Component for Specific Credits:    There are a few credits for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will estimate an amount of allowance adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific amounts.

Allocated Component:    The allocated component of the allowance for credit losses relates to the statistical or historical loss component, in that the allocated component is used to modify the historical loss rate. For example, the historical loss rates are the averages for the last five years of losses. This period includes periods of both strong and weak economic growth. If the current economy is strong, the historical loss rates used alone to estimate losses inherent in the portfolio, would tend to overestimate the losses. In weak economic periods the average loss rate for the last five years would tend to underestimate the inherent losses.

Among the considerations addressed by this component are the following:

•
the historical loss estimation factors used for statistical allocation may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers or to specific industry conditions that affect borrowers in that industry;
•
the historical loss factors may not give sufficient weight to current trends in credit quality and collateral values and the duration of the current business cycle; and
•
the historical loss factors are not derived in a manner that considers loan volumes and concentrations and seasoning of the loan portfolio.

Allocation factors for these considerations are multiplied by the outstanding balances in the various loan categories to adjust the historical loss rates and provide a better estimate of loss.

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

Income Taxes

The Company uses the accrual method of accounting for financial reporting purposes as well as for tax return purposes. However, there are still several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. When items of income or expense are recognized in different years for financial reporting purposes than for tax return purposes, they represent "temporary differences." Some of these temporary differences are resolved or unwound in the next year, while others take a number of years to unwind. The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise. In Note 15 is a table identifying the temporary differences at the end of each of the last three years.

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

Note 8 includes a table identifying the carrying amounts of the major classes of fixed assets.

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

Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. The number of options assumed to be exercised is computed using the "Treasury Stock Method." This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised and that the proceeds from the assumed exercise have been used for market repurchases of shares. The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options when options are exercised. The tax benefit from the assumed exercise of options is also assumed to be used to retire shares.

A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 3.

Statement of Cash Flows

For purposes of reporting cash flows, "cash and cash equivalents" include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company's funds being returned to it the next business day.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, co-payment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service to the Company and thereby earn their eligibility for benefits. Details about the plan and the accounting for it are presented in Note 14.

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned ("OREO"). OREO is carried in the Company's financial records at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings. Other collateral obtained through foreclosure proceedings is accounted for in a similar fashion.

During the time the property is held, all related operating or maintenance costs are expensed as incurred. Later decreases in the fair value of the property are charged to operating expense by establishing valuation allowances in the period in which they become known. Increases in the fair value may be recognized as reductions of operating expense but only to the extent that they represent recoveries of amounts previously written-down. Expenditures related to improvements are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 2001, the Company held real estate properties that had been acquired through foreclosure, but the value of the property less estimated disposal costs resulted in no amount being reported on the balance sheet for that date. At December 31, 2002, the Company held OREO with a net realizable value of $438,000.

Foreclosed property other than real estate held by the Company at both December 31, 2001 and 2002 was immaterial in amount.

Stock-Based Compensation

GAAP permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. The first method—termed the "fair value" method—requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the "fair value" of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

The second method is termed the "intrinsic value" method. Under this accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. GAAP requires that issuers that elect the second method must present pro forma disclosures of net income and earnings per share as if the first method had been elected. The Company uses this second method.

Under the method of accounting for stock options implemented by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the fair market value of the stock at the time of the grant.

Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the years ended December 31, 2002, 2001, and 2000 would have been as follows:

(in thousands)	Years Ended December 31,
	2002	2001	2000

Net Income, as reported	$74,851	$56,111	$51,456
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(767)	(687)	(740)

Pro forma net income	$74,084	$55,424	$50,716

Earnings Per Share:
Basic - as reported	$2.15	$1.59	$1.46
Basic - pro forma	$2.13	$1.57	$1.44
Diluted - as reported	$2.14	$1.58	$1.45
Diluted - pro forma	$2.12	$1.56	$1.43

For purposes of this computation for 2002, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.08%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility:	0.2234
Expected dividend:	$0.72 per year

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

Derivative financial instruments may be constructed to act as hedges either to protect against adverse changes in the fair value of assets, liabilities, firm commitments to purchase or sell specific assets or liabilities or to protect against adverse cash flows associated with these items or other probable transactions. The asset, liability, or firm commitment is referred to as the hedged or underlying item. The hedge is constructed so that its fair value or the cash flows arising from the derivative transaction change in response to certain events in an offsetting manner to the changes in the fair value or cash flows of the underlying item.

SFAS 133 requires that all derivatives be recorded at their current fair value on the balance sheet. A change in the fair value of the derivative results in a gain or loss for the holder, just like changes in the fair value of any underlying asset or liability results in a gain or loss for the holder. SFAS 133 specifies how and when the gains and losses relating to both the derivative itself and any hedged item are recognized. Recognition of the gains and losses depends on how the derivative is classified. Under SFAS 133, if certain conditions are met, derivatives may be specifically classified or designated as fair value hedges or cash flow hedges.

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

Derivatives meeting certain other criteria may be classified as foreign exchange hedges. The Company does not currently make use of foreign exchange hedges.

If a derivative does not meet the requirements for designation as one of these specific categories of hedge, gains or losses associated with changes in its fair value are immediately recognized in the income statement. The accounting for the underlying instrument will follow normal accounting policies for the specific type of asset or liability.

The Company uses interest rate swaps to manage the Company's exposure to interest rate risks. As of December 31, 2002, the Company held one interest rate swap designated as a fair value hedge with a notional amount of $28.9 million. As explained in Note 23, the Company has also entered into covered or offsetting interest rate swaps with customers and other financial institutions. The notional amount of these swaps at December 31, 2002 was $43.1 million.

The term "notional amount" is a measure of quantity in a derivative instrument. In the case of a fair value or cash flow hedge, it will generally be the same amount as the balance of the underlying asset or liability. In the case of other derivatives, the amount may differ from the balance of any underlying instruments.

Goodwill

In connection with the acquisition of LRB as described in Note 9, the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. This goodwill, along with goodwill recognized in earlier acquisitions, was amortized on the straight-line method over 15 years during the years ended December 31, 2000 and 2001. Amortization of the goodwill was discontinued on January 1, 2002 under the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets ("SFAS 142") which was issued by the Financial Accounting Standards Board ("FASB") in June 2001.

The unamortized carrying amount of the goodwill recorded for each acquisition is reviewed by Management in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on a multiples of revenue approach for the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. No such reduction in goodwill occurred as of December 31, 2002 and 2001.

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

The amounts of comprehensive income for the three years ended December 31, 2002, 2001, and 2000 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2002, 2001, and 2000.

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. While the Company's products and services all relate to commercial banking, for the purposes of this disclosure, Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, Tax Refund Programs, Fiduciary, and All Other. The basis for this determination and the required disclosure is included in Note 26.

Accounting for Business Combinations

The merger of SBB with the Company (Note 2) was accounted for by the pooling of interests method of accounting for a business combination. Under this method, the assets and liabilities of the two parties were combined for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill was recognized.

The acquisition of LRB (Note 9) was accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition at their fair market value. Any difference between the fair value of the assets and liabilities and the purchase price is recorded as goodwill. Prior to 2002, goodwill was amortized against earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and as required, the Company adopted SFAS 141 immediately. Effective for transactions initiated after June 30, 2001, the statement requires all business combinations to be accounted for by the purchase method of accounting.

With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortizing the goodwill that had resulted from purchase transactions entered into prior to the adoption of SFAS 142. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has determined the reporting units at which goodwill impairment will be assessed, specifically, one level below its operating segments as used in Note 26. Based on its annual assessment for impairment, Management does not believe that any material impairment of goodwill has occurred. Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such intangible assets are subject to amortization over their useful lives.

Other Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This statement specifies how the Company is to account for and report costs and obligations resulting from the retirement of tangible long-lived assets. The statement is intended to ensure consistency in accounting and reporting for these costs and obligations and to provide more information about the future cash outflows, leverage and liquidity of such assets. This statement was effective for the Company on January 1, 2003 and is not expected to have a material effect on the Company's financial position or results of operation.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement specifies how the Company is to account for and report the impairment or disposal of long-lived assets. It supercedes or amends previous pronouncements including Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operation.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard, which became effective May 15, 2002, rescinded or amended several previous statements. The adoption of this statement did not have a material impact on the Company's results of operations, financial position, or cash flows.

In June 2002, the FASB issued Statement of Financial Accountants Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company adopted this statement January 1, 2003. The Company has no plans to exit or dispose of any of its segments or lines of business and therefore does not anticipate that adoption of the statement will result in any material impact on the Company's results of operations, financial position, or cash flows.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ("SFAS 147"). This statement became effective October 1, 2002. The statement clarifies that except for transactions between two or more mutual enterprises, acquisition of all or a part of a financial institution is to be accounted for in accordance with SFAS 141 and SFAS 142. SFAS 147 did not have a material effect on the company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting And Disclosure Requirements of Guarantees ("FIN 45"). This interpretation clarifies previously issued pronouncements. Additional disclosure regarding certain guarantees is required in this Annual Report and is provided in Note 24 with respect to the guarantees the Company issues in the course of business with commercial customers with the characteristics included in this interpretation. Implementation of the accounting guidance of FIN 45 will require the recognition in the first quarter of 2003 of the fair market value of the liability incurred in the issuance of these guarantees. However, the implementation did not have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). As explained above, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, permitted two methods of accounting for stock options granted to employees. Because information for prior years was not readily available when SFAS 123 was adopted, only prospective application was permitted. That is, companies adopting the "fair value" method recommended by SFAS 123 were not permitted to restate prior year results as if the statement had been adopted as of the earliest year presented in the financial statements.

SFAS 148 now permits companies voluntarily changing to the "fair value" method to choose between the current prospective transition method and two other transition approaches if the change occurs in 2002 or 2003. After 2003, companies voluntarily changing to the "fair value" method will have to use one of the two new transition approaches.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Certain disclosure requirements of this interpretation are effective for December 31, 2002 financial statements. The accounting requirements are effective for existing entities beginning July 1, 2003, and for newly formed entities January 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity's activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

The Company has two special-purpose entities used for the securitizations described in Note 10. The special-purpose entity used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity ("QSPE") as described in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company discloses them under the provisions of SFAS 140. These disclosures are made in Note 10.

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46, but it would not be consolidated with the Company because the Company is not the primary beneficiary of this subsidiary as defined by FIN 46.

In the securitization structure, the loans are sold by the special-purpose entity to securitization conduits established by two financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits continue to function during the eleven months of the year when they hold none of the RALs originated by the Company. The Company concludes that consolidation of these conduits with the Company would not be required by FIN 46 because it is not the primary beneficiary of them and because it exercises no financial control over them.

Management does not believe that the Company has an interest in or is the primary beneficiary of any other such entities. Therefore it is not expected that implementation of the consolidation accounting in the first quarter of 2003 will have any impact on Company's results of operations, financial position, or cash flows.

2.    MERGERS AND ACQUISITIONS

The Company acquired LRB in June 2000. The accounting for this transaction is disclosed in Note 9.

On July 31, 2000, the Company issued 1,735,131 shares of common stock in exchange for all the outstanding stock of San Benito Bank. The transaction was accounted for as a pooling-of-interest, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of San Benito Bank for all periods presented. Total revenues and net income for the separate companies for the year of the acquisition were as follows:

(in thousands)	Year Ended December 31, 2000
Interest income plus noninterest income
Pacific Capital Bancorp	$328,309
San Benito Bank	11,995

Total	$340,304

Net Income
Pacific Capital Bancorp	$47,612
San Benito Bank	3,844

Total	$51,456

3.    EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note 18. In 2002, the Company's Board of Directors approved a 4 for 3 stock split. The share and per share amounts appearing in the following table have been restated to reflect this split (Note 18).

(amounts in thousands other than per share amounts)	Basic Earnings Per Share	Diluted Earnings Per Share

For the Year Ended December 31, 2002
Numerator — Net Income	$74,851	$74,851

Denominator — weighted average shares outstanding	34,795	34,795

Plus: net shares issued in assumed stock option exercises		195

Diluted denominator		34,990

Earnings per share	$2.15	$2.14
Anti-dilutive options excluded		124
For the Year Ended December 31, 2001
Numerator — Net Income	$56,111	$56,111

Denominator — weighted average shares outstanding	35,345	35,345

Plus: net shares issued in assumed stock option exercises		174

Diluted denominator		35,519

Earnings per share	$1.59	$1.58
Anti-dilutive options excluded		465
For the Year Ended December 31, 2000
Numerator — Net Income	$51,456	$51,456

Denominator — weighted average shares outstanding	35,173	35,173

Plus: net shares issued in assumed stock option exercises		306

Diluted denominator		35,479

Earnings per share	$1.46	$1.45
Anti-dilutive options excluded		633

4.    CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserve must be held in cash or with the Federal Reserve Bank for their area. The amount of reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by the Bank at FRBSF totaled approximately $4.4 million in 2002 and $4.0 million in 2001. In addition, the Bank must maintain sufficient balances at the FRBSF to cover the checks written by bank customers that are clearing through the FRBSF because they have been deposited at other banks. This generally means that substantially more than the $4.0 minimum amount is held by the Bank at the Federal Reserve Bank of San Francisco ("FRBSF").

5.    SECURITIES

A summary of securities owned by the Company at December 31, 2002 and 2001, is as follows:

(in thousands) December 31, 2002	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity:
State and municipal securities	$65,846	$8,770	$—	$74,616

	65,846	8,770	—	74,616

Available-for-sale:
U.S. Treasury obligations	66,550	2,421	—	68,971
U.S. agency obligations	303,579	10,552	(11)	314,120
Collateralized mortgage obligations	285,022	3,732	(221)	288,533
Asset-backed securities	28,372	233	(212)	28,393
State and municipal securities	99,956	4,550	(1,094)	103,412

	783,479	21,488	(1,538)	803,429

	$849,325	$30,258	$(1,538)	$878,045

December 31, 2001	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity:
Mortgage-backed securities	$5	$—	$—	$5
State and municipal securities	71,962	7,422	—	79,384

	71,967	7,422	—	79,389

Available-for-sale:
U.S. Treasury obligations	152,911	2,755	(191)	155,475
U.S. agency obligations	320,985	4,844	(1,919)	323,910
Collateralized mortgage obligations	104,251	1,559	(130)	105,680
Asset-backed securities	11,662	4	(6)	11,660
State and municipal securities	100,990	3,228	(1,867)	102,351

	690,799	12,390	(4,113)	699,076

	$762,766	$19,812	$(4,113)	$778,465

The net carrying amount and estimated fair value of debt securities at December 31, 2002 and 2001, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	December 31, 2002			December 31, 2001
	Held-to- Maturity	Available- for-Sale	Total	Held-to- Maturity	Available- for-Sale	Total

Net carrying amount:
In one year or less	$3,564	$135,541	$139,105	$9,594	$167,363	$176,957
After one year through five years	13,291	417,354	430,645	14,717	423,763	438,480
After five years through ten years	14,997	29,317	44,314	12,235	14,839	27,074
After ten years	33,994	201,267	235,261	35,421	84,834	120,255

Total Securities	$65,846	$783,479	$849,325	$71,967	$690,799	$762,766

Estimated fair value:
In one year or less	$3,608	$137,421	$141,029	$9,686	$170,849	$180,535
After one year through five years	14,388	431,744	446,132	16,236	427,499	443,735
After five years through ten years	17,422	29,970	47,392	13,701	14,988	28,689
After ten years	39,198	204,294	243,492	39,766	85,740	125,506

Total Securities	$74,616	$803,429	$878,045	$79,389	$699,076	$778,465

Principal payments to be received from securities that do not have a single maturity date—asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations—are included in the above table. The timing of those payments is estimated based on the contractual terms of the underlying loans adjusted for estimates of prepayments. The prepayment adjustments are reviewed at the end of each period and changed to reflect the then current interest rate environment.

The proceeds received from sales and calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2002, 2001, and 2000 are shown in the next table.

(in thousands)	2002			2001			2000
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses

Held-to-maturity:
Sales	$—	$—	$—	$379	$9	$(4)	$29,995	$—	$(29)
Calls	$105	$—	$—	$1,680	$2	$—	$7,518	$7	$(2)
Available-for-sale:
Sales	$74,848	$893	$(211)	$28,383	$412	$(142)	$112,146	$—	$(120)
Calls	$1,556	$2	$—	$45,325	$32	$—	$11,640	$1	$—

The Bank is a member of both the FRBSF and the Federal Home Loan Bank of San Francisco ("FHLB"). As a condition of membership in both organizations, it is required to purchase stock. In the case of the FRBSF, the amount of stock that is required to be held is based on the Bank's capital accounts. Subsequently, as PCBNA's capital (and the capital of SBB&T and FNB before the merger of their charters) has increased, it has been required to purchase additional shares. In the case of the FHLB, the amount of stock required to be purchased is based on the borrowing capacity desired by the Bank. While technically these are considered equity securities, there is no market for the FRBSF and FHLB stock. Therefore, the shares are considered as restricted investment securities and reported among other assets, on the Consolidated Balance Sheets. Such investments are carried at cost and periodically evaluated for impairment. The dividend income received from the stock is reported in the other income category within noninterest revenue.

Securities with a book value of approximately $738.8 million at December 31, 2002, and $726.5 million at December 31, 2001, were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

6.    LOANS

The loan portfolio consists of the following:

(dollars in thousands)	December 31,
	2002	2001

Real estate:
Residential	$752,920	$728,026
Non-residential	594,804	593,675
Construction	224,155	185,264
Commercial loans	885,136	874,294
Home equity loans	115,899	85,025
Consumer loans	269,253	187,949
Leases	134,104	126,744
Municipal tax-exempt obligations	30,166	8,043
Other loans	13,383	10,072

Total loans	$3,019,820	$2,799,092

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $5.3 million for 2002 and $4.9 million for 2001.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	December 31,
	2002	2001

Loans identified as impaired	$47,470	$8,787
Impaired loans for which a valuation allowance has been established	$41,304	$8,787
Amount of valuation allowance	$7,546	$2,348
Impaired loans for which no valuation allowance has been established	$6,166	$—
(dollars in thousands)	December 31,
	2002	2001

Average amount of recorded investment in impaired loans for the year	$19,769	$10,175
Interest recognized during the year for loans identified as impaired at year-end	$443	$72
Interest received in cash during the year for loans identified as impaired at year-end	$443	$72

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, a valuation allowance has been determined for most of the loans identified as impaired at December 31, 2002. However, approximately $6.2 million of impaired loans do not require an allowance. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2002 and 2001 and in Note 7.

Refund Anticipation Loans

The Company offers tax refund anticipation loans ("RALs") to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The fee varies by the amount of funds advanced based on the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because a loan document is signed by the customer, the Company reports the fees as interest income. These fees totaled $19.2 million in 2002, $26.4 million for 2001, and $19.0 million for 2000. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL's included in the above table of outstanding loans at December 31, 2002 or 2001.

As one of its sources of funding the RAL program in 2002, the Company sold some of the loans through a securitization as described in Note 10. As a result of this sale, $14.0 million in fees from these loans, offset by interest and provision expense, were classified as a gain on sale of loans and are reported as such in noninterest revenue.

Pledged Loans

At December 31, 2002 loans secured by first trust deeds on residential and commercial property with principal balances totaling $86.2 million were pledged as collateral to the Federal Reserve Bank of San Francisco. At December 31, 2002, loans secured by first deeds on residential and commercial property with principal balances of $618.1 million were pledged to the Federal Home Loan Bank of San Francisco.

7.    ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)	Years Ended December 31,
	2002	2001	2000

Balance, beginning of year	$48,872	$35,125	$30,454
Addition of Allowance from Los Robles Bank	—	—	1,139
Tax refund anticipation loans:
Provision for credit losses	2,105	4,420	2,726
Recoveries on loans previously charged-off	4,510	4,769	3,059
Loans charged-off	(6,615)	(9,189)	(6,226)
All other loans:
Provision for credit losses	17,622	22,251	11,714
Recoveries on loans previously charged-off	5,515	5,616	2,506
Loans charged-off	(18,188)	(14,120)	(10,247)

Balance, end of year	$53,821	$48,872	$35,125

The ratio of losses to total loans for the RALs is higher than for other loans. For RALs, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

8.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(in thousands)	December 31,
	2002	2001

Land	$5,175	$5,175
Buildings and improvements	22,130	22,043
Leasehold improvements	26,713	25,931
Furniture and equipment	60,935	56,673
Software	18,901	9,715

Total cost	133,854	119,537
Accumulated depreciation and amortization	(66,487)	(56,434)

Net book value	$67,367	$63,103

Depreciation and amortization on fixed assets included in operating expenses totaled $8.7 million in 2002, $8.4 million in 2001, and $6.3 million in 2000.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions that qualify as a business. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at both December 31, 2002 and 2001 was $30.0 million.

After the close of business on June 30, 2000, the Company acquired all the outstanding stock of Los Robles Bancorp, parent company of LRB, for $32.5 million in cash. The Company issued no stock in connection with this acquisition.

The acquisition was accounted for under purchase accounting, with assets and liabilities recorded at their estimated fair value at the time of the acquisition. The following table shows estimated fair value of the assets and liabilities of the bank, the purchase price paid, and the resulting goodwill.

(in thousands)	FMV of Assets Acquired	FMV of Liabilities Assumed	Purchase Price	Goodwill Recorded

Los Robles Bank	$159,300	$146,400	$32,500	$19,600

At the time of the acquisition, LRB became a subsidiary of the Company. In 2001, LRB was merged into SBB&T. Neither this merger, nor the subsequent merger of the SBB&T and FNB charters changes the accounting for this transaction for the Company. Under the provisions of purchase accounting, the results of operations of the acquired entity are included in the financial statements of the acquirer only from the date of the acquisition forward. The 2000 consolidated income statement of the Company includes the results of operations for LRB from July 1 through December 31, 2000.

The following table presents an unaudited pro forma combined summary of operations of the Company and LRB for the year ended December 31, 2000, as if the acquisition had been effective January 1, 2000.

(unaudited) (in thousands)	Year Ended December 31, 2000
Interest income	$296,392
Interest expense	111,434

Net interest income	184,958
Provision for credit losses	14,777
Noninterest income	51,338
Noninterest expense	135,219

Income before provision for income taxes	86,300
Provision for income taxes	32,747

Net income	$53,553

Basic earnings per share	$1.52
Weighted average shares assumed to be outstanding	35,173
Diluted earnings per share	$1.51
Weighted average shares assumed to be outstanding	34,479

The information in the table above combines the historical results of the Company and LRB. Adjustments have been made to exclude amortization of goodwill, to include of an estimated amount of interest that would have been earned on the cash paid to the shareholders of Los Robles Bancorp, and to exclude the interest paid on the note used to finance a portion of the purchase price. No attempt has been made to eliminate the duplicated administrative cost. There were no intercompany transactions that needed to be eliminated. The figures included in the table for pro forma combined diluted earnings per share are based on the pro forma combined net income in the table and the actual average common shares and share equivalents for the Company. Because the consideration paid to the shareholders of Los Robles Bancorp consisted entirely of cash, the average shares and share equivalents outstanding are identical to those reported in Note 3.

This unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily representative of the future results of the Company or of the results of the Company that would have occurred had the acquisitions actually been transacted on January 1, 2000.

In 2000 and 2001, the Company also recognized expense for the amortization of goodwill relating to purchase transactions that occurred prior to 1998. Goodwill relating to the LRB transaction was amortized over a 15 year term. Goodwill relating to the other transactions was amortized over 10 and 15 year terms. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization. The goodwill relating to all of these purchase transactions is recorded in business units within the Community Banking segment.

The following table shows the effect of the amortization of goodwill on operating results for the years ended December 31, 2001 and 2000 compared with the year ended December 31, 2002.

(dollars in thousands except earnings per share)	Years Ended December 31,
	2002	2001	2000

Reported net income	$74,851	$56,111	$51,456
Add back: Goodwill amortization	—	2,564	2,055
Adjusted net income	$74,851	$58,675	$53,511
Basic earnings per share:
Reported net income	$2.15	$1.59	$1.46
Goodwill amortization	—	0.07	0.06
Adjusted net income	$2.15	$1.66	$1.52
Diluted earnings per share
Reported net income	$2.14	$1.58	$1.45
Goodwill amortization	—	0.07	0.06
Adjusted net income	$2.14	$1.65	$1.51

Also recorded on the balance sheet at December 31, 2002 is an intangible asset of $3.6 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. These assets and liabilities were moved to nearby branches of PCBNA and the other financial institution closed its offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.2 million with accumulated amortization of $0.6 million. The Company has determined the $3.6 million must be specifically allocated to the value of the core deposits acquired, and it is recorded in the business units within the Community Banking segment.

Amortization expense over the next five years on this core deposit intangible and current other intangibles is expected to be:

Year	(Dollars in thousands)
2003	$850
2004	$850
2005	$850
2006	$696
2007	$12

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at December 31, 2002 or 2001.

10.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has entered into two securitization transactions. The required disclosures related to securitizations are presented below.

Indirect Auto Securitization

During the first quarter of 2001, the Bank securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $566,000. Retained interest held by the Bank upon completion of this securitization was $3.5 million. The transaction was conducted through the SBB&T Automobile Loan Securitization Corporation, a wholly owned subsidiary of the Bank. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

As of December 31, 2002, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$18,617
Retained interest	$2,333
Principal amount of delinquencies greater than 30 days	$476

From inception and for the years ended December 31, 2001 and 2002:

(in thousands)	From Inception
		2002	2001
Net credit losses	$526	$293	$233
Cash flows received for servicing fees	$387	$143	$244
Cash flows received on retained interests	$1,572	$597	$975

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At December 31, 2002
Discount rate	11%	11%
Prepayment rate	26.85%	26.03%
Weighted average life of prepayable assets	51 months	31 months
Default rate	1.00%	1.62%

The impact of changes to these assumptions on the carrying amount of the retained interests have been reflected in the Company's statements of financial position and results of operations.

The calculation of the balance of the retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)	Change in Retained Interest
Retained Interest $2,333
+10 bps default rate	$(53)
-10 bps default rate	$53
+1% discount rate	$(34)
-1% discount rate	$34
+4% prepay rate	$164
-4% prepay rate	$(925)

The balance of the retained interest is marginally sensitive to the changes in the default rate and the discount rate. The balance is significantly sensitive to increases in the prepayment rate because of the relatively short term of the weighted average life of the loans.

PCBNA's consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2001 and 2002 securitized RALs into a multi-seller conduit, backed by commercial paper. The Bank acted as the servicer for all such RALs during the securitization periods. As of June 30, 2001, all 2001 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding. As of March 31, 2002, all 2002 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding

Subsequent to December 31, 2002, the Company entered into agreements with two other financial institutions to again make use of SBB&T RAL Funding Corporation for the 2003 RAL season.

11.    DEPOSITS

Deposits and the related interest expense consist of the following:

(in thousands)	Balance December 31,		Interest Expense Years Ended December 31,
	2002	2001	2002	2001	2000

Noninterest bearing deposits	$823,883	$718,441	$—	$—	$—
Interest bearing deposits:
NOW accounts	452,863	386,870	772	1,438	2,680
Money market deposit accounts	801,274	730,494	9,629	20,451	27,216
Other savings deposits	241,383	213,018	1,430	2,730	4,060
Time certificates of $100,000 or more	723,802	827,422	18,053	31,958	38,914
Other time deposits	472,872	489,330	17,020	26,484	25,423

Total	$3,516,077	$3,365,575	$46,904	$83,061	$98,293

12.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company enters into certain transactions, the legal form of which is a sale of securities under an agreement to repurchase at a later date at a set price. The substance of these transactions is a secured borrowing by the Company. These agreements are for terms of a few weeks to 90 days.

The Company also purchased Federal funds from correspondent banks. These transactions are all one-day borrowings. The following information is presented concerning these transactions:

(dollars in thousands)	Repurchase Agreements Years Ended December 31,			Fed Funds Purchased Years Ended December 31,
	2002	2001	2000	2002	2001	2000

Weighted average interest rate at year-end	0.71%	1.29%	5.71%	1.06%	1.63%	6.59%
Weighted average interest rate for the year	1.35%	3.64%	5.61%	1.63%	4.31%	5.40%
Average outstanding for the year	$35,668	$60,250	$61,772	$43,100	$25,381	$14,425
Maximum outstanding at any month-end during the year	$72,272	$79,919	$78,736	$289,900	$141,800	$47,200
Amount outstanding at end of year	$21,723	$35,873	$79,458	$8,000	$9,200	$26,200
Interest expense	$480	$2,194	$3,468	$704	$1,095	$779

13.    LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	December 31, 2002	December 31, 2001

Federal Home Loan Bank advances	$176,000	$99,000
Treasury Tax and Loan amounts due to the FRB	12,969	13,331
Subordinated debt issued by the Bank	36,000	36,000
Senior debt issued by the Bancorp	40,000	40,000

Total	$264,969	$188,331

As part of the Company's asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2002, total outstanding balances to the FHLB were $176.0 million.

There were $31.5 million in scheduled maturities of the advances of 1 year or less, $72.1 million in 1 to 3 years, and $72.4 million in more than 3 years.

In July 2001, the Company issued $40 million in senior notes and SBB&T issued $36 million in subordinated debt. The senior notes bear an interest rate of 7.54%, payable semi-annually and mature in July 2006. The subordinated notes bear an interest rate of 9.22%, payable semi-annually and mature in July 2011. As subordinated notes, they are included as Tier II capital for the risk-based capital ratio computations of the Company and PCBNA as discussed in Note 20. The proceeds of the senior note were used to repay a short-term note the Company had issued in 2000 in connection with the purchase of the stock of Los Robles Bancorp and for other corporate purposes.

During the course of 2002, 2001, and 2000, the Company occasionally borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

14.    OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company's Retiree Health Plan ("the Plan"). The coverage is provided through the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will pay a portion of the health insurance premium for the retiree. The portion varies from 60% to 100% of the premium amount at the time the employee retires, with the stipulation that the portion paid by the Company shall not increase by more than 5% per year for retirees. Though the premiums for a retiree's health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid.

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

This obligation must be re-measured each year because it changes with each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the

APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2002, 2001, and 2000.

(in thousands)	Years Ended December 31,
	2002	2001	2000

Benefit obligation, beginning of year	$(9,852)	$(5,326)	$(4,584)
Service cost	(747)	(351)	(257)
Interest cost	(692)	(398)	(346)
Actuarial (losses) gains	1,278	(3,849)	(209)
Benefits paid	156	72	70

Benefit obligation, end of year	(9,857)	(9,852)	(5,326)

Fair value of Plan assets, beginning of year	4,940	6,253	6,731
Actual return on Plan assets	(1,399)	(1,241)	(408)
Employer contribution	32	—	—
Benefits paid	(108)	(72)	(70)

Fair value of Plan assets, end of year	3,465	4,940	6,253

Funded Status	(6,392)	(4,912)	927
Unrecognized net actuarial loss (gain)	4,195	3,972	(1,623)
Unrecognized prior service cost	—	—	—

Accrued benefit cost	$(2,197)	$(940)	$(696)

Costs of $2.2 million for December 31, 2002, and $940,000 for December 31, 2001, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the "NPPBC"). The NPPBC, is made up of several components:

•	Service cost	Each year employees earn a portion of their eventual benefit. This component is the net present value of that portion.
•	Interest cost
Each year the benefit obligation for each employee is one year closer to being paid and therefore increases in amount closer to the eventual benefit payment amount. This component represents that increase resulting from the passage of another year.
•	Return on assets	Income is earned on any investments that have been set aside to fund the eventual benefit payments. This component is an offset to the first two components.
•	Amortization cost
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

•	Prior service cost
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

(in thousands)	Years Ended December 31,
	2002	2001	2000

Service cost	$747	$351	$257
Interest cost	690	398	346
Return on assets	(337)	(431)	(466)
Amortization cost	237	(74)	(160)

Net periodic postretirement cost	$1,337	$244	$(23)

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

	December 31,
	2002	2001	2000

Discount rate	6.85%	7.10%	7.61%
Expected return on plan assets	6.50%	7.00%	7.00%
Health care inflation rate	9% - 5%	12% - 5%	5.00%

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

While the discount rate has fluctuated with market rates, the Company had continued to use 7.00% as its estimate of the long-term rate of return on plan assets until 2002 when it used 6.50% to better reflect recent lower returns in the markets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain, and an experience loss if the rate of return is less. Earnings on the plan's assets were less than 7.00% in the last three years.

As noted above, the Company's contribution for insurance premiums for retirees is limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees are required to contribute a larger portion of the total premium cost. Because of this limitation, an increase of more than 5% in the actual cost of health care will have no impact on the portion of the APBO that relates to retired employees. However, increases in health insurance costs do impact the portion of the APBO for current employees, because there is no specified limit to the increases in health insurance costs for them. In other words, for current employees, the projected health insurance cost for them may rise at a rate greater than 5%. If costs rise at a greater rate, the Company will have an experience loss. If they rise at a lesser rate, there will be an experience gain.

Recognizing the significant increase in health insurance premiums, during 2001 the Company changed its assumption for the health care inflation rate for current employees from 5% to a graduated rate starting with 12% for 2002. The rates assumed for subsequent years gradually decrease each year to 5% in 2009 and thereafter. With continued increases in premiums, the Company has assumed 9.0% for 2003 declining to 5.0% for 2007 and thereafter.

A 1% increase or decrease in the assumed rate of increase in health insurance premiums over the computational horizon for the plan has the impact of increasing or decreasing the APBO by $1.8 million or $1.4 million, respectively.

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 2002, and December 31, 2001, the Company had unamortized or unrecognized losses of $4,195,000 and $3,972,000, respectively. These amounts are reported in the first table of this note.

Funding of the Retiree Health Plan

Employers are allowed wide discretion as to whether and how they set aside funds to meet the obligation they are recognizing. Under the provisions of the current Internal Revenue Code ("IRC"), only a portion of this funding may be deducted by the employer, because the IRC does not permit the Company to deduct the portion of the NPPBC that relates to assumed increases in the rate of future health care costs. The funded status of the plan is shown in the first table as the amount by which the plan assets are more or less than the APBO.

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

The current funding policy of the Company is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policies payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.5% rate of return on the assets of the plan.

15.    INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders' equity are as follows:

(in thousands)	Years Ended December 31,
	2002	2001	2000

Federal:
Current	$32,303	$29,880	$24,210
Deferred	(2,934)	(5,500)	(1,177)

	29,369	24,380	23,033

State:
Current	12,363	11,071	9,033
Deferred	(1,867)	(1,775)	(141)

	10,496	9,296	8,892

Total tax provision	$39,865	$33,676	$31,925

Reduction in taxes payable associated with exercises of stock options	$(1,460)	$(1,602)	$(1,661)

Current tax expense is the amount that is estimated to be due to taxing authorities for the current year. Deferred tax expense or benefit represents the tax effect of changes in the temporary differences between when an item of income or expense is recognized for financial statement purposes and in the Company's tax return.

The total current provision for income taxes includes a debit of $288,000 for securities gains realized in 2002, a debit of $130,000 for securities gains realized in 2001, and a credit of $60,000 for securities losses realized in 2000.

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

	Years Ended December 31,
	2002	2001	2000

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
Interest on securities and loans exempt from Federal taxation	(3.7)	(3.8)	(4.3)
State income taxes, net of Federal income tax benefit	5.8	6.6	6.9
ESOP dividends deductible as an expense for tax purposes	(0.4)	(0.5)	(0.5)
Goodwill amortization	—	1.0	0.9
Merger related costs	—	—	0.8
Other, net	(2.0)	(0.8)	(0.5)

Actual tax provision	34.7%	37.5%	38.3%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences and the tax effect of the changes from December 31, 2000 to December 31, 2001 and from December 31, 2001 to December 31, 2002. As disclosed in the following table, deferred tax assets as of

December 31, 2002, and 2001, totaled $16.3 million and $25.9 million, respectively. These amounts are included within other assets on the balance sheet.

(in thousands)	December 31,
	2002	2001	2000

Deferred tax assets:
Allowance for credit losses	$23,945	$20,356	$14,208
State taxes	4,368	3,585	3,057
Loan fees	831	663	760
Fixed Assets	—	398	987
Postretirement benefits	—	500	706
Other real estate owned	25	25	25
Nonaccrual interest	65	1,143	289
Accrued salary continuation plan	1,534	1,628	1,657
Change in control payments	864	942	1,021
Deferred Compensation	2,685	3,008	—
Accrual for BOLI	508	508	508
Other	—	—	472

	34,825	32,756	23,690

Deferred tax liabilities:
Loan costs	2,487	2,283	1,754
Fixed Assets	5,339	—	—
Postretirement benefits	417	—	—
Accretion on securities	214	202	—
Gain on demutualization of of insurance company	160	160	—
Federal effect of state tax asset	1,870	1,903	1,282
Other	1,809	878	599

Total deferred tax liabilities	12,296	5,426	3,635

Net deferred tax asset before unrealized gains and losses on securities	22,529	27,330	20,055
Unrealized (gains) and losses on securities	(6,228)	(1,452)	(3,362)

Net deferred tax asset	$16,301	$25,878	$16,693

As mentioned in Note 1, the net unrealized gain or loss on securities that are available-for-sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss because the Company would have received a deduction for the loss had the securities been sold as of the end of the year. The tax effect would be a deferred tax liability if there were a net unrealized gain, because the Company would owe additional taxes had the securities been sold as of the end of the year. However, changes in the unrealized gains or losses are not recognized either in net income or in taxable income, and therefore they do not represent temporary differences between reported financial statement income and taxable income reported on the Company's tax return. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, and there is no entry in the columns labeled "Tax Effect" in the table above for the change.

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

16.    EMPLOYEE BENEFIT PLANS

The Company's Employee Stock Ownership Plan ("ESOP") was initiated in January 1985. As of December 31, 2002, the ESOP held 1,764,661 shares at an average cost of $6.78 per share.

The Company's profit-sharing plan, initiated in 1966, has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee's compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee's total compensation. In 2002, 2001, and 2000, the employer's matching contributions were $2.0 million, $2.0 million and $1.7 million, respectively. The other component is the Incentive & Investment Plan ("I&I Plan"). It was established in 1966, and permits contributions by the Company to be invested in various mutual funds chosen by the employees.

The Company's practice has been to make total contributions to the employee benefit plans equal to the smaller of (1) 10% of pre-tax profits prior to this employer contribution, or (2) 15% of eligible compensation as defined by the IRS for purpose of employee benefit plan contributions. In each of the last three years, the amount determined by the second formula was the limiting factor for the contribution. After providing for the Company's contribution to the Retiree Health Plan discussed in Note 14 and the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan.

Total contributions by the Company to the above profit-sharing plans were $1,013,000 in 2002, $3,672,000 in 2001, and $2,788,000 in 2000. Aside from the employer's matching contribution to the Salary Savings Plan or 401(k) component of the profit-sharing plan, the contributions went both to the I&I Plan and the ESOP in 2002, exclusively to the I&I Plan in 2001, and exclusively to the ESOP in 2000.

17.    COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases several office locations and substantially all of the office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2002, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the following table.

(in thousands)	Years Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Non-cancelable Lease expense	$7,914	$7,195	$6,188	$5,716	$5,017	$9,286	$41,316

Total rental expense, net of sublease income, for premises included in operating expenses are $6.6 million in 2002, $6.0 million in 2001, and $5.9 million in 2000.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $4.2 million at December 31, 2002 and $15.4 million at December 31, 2001. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director.

Because of the merger of SBB&T and FNB into PCBNA in March 2002, and the appointment of the members of the Board of Directors of the Company to also serve as directors of PCBNA, a number of individuals who were defined as related parties at the end of 2001, are no longer considered related parties.

The following table shows the activity in extensions of credit to related parties:

Amount as of December 31, 2001	$15,412
Less: amounts related to individuals no longer defined as related parties	(11,867)
Plus: new extensions of credit during 2002	1,553
Less: paydowns or other reductions of credit extension during 2002	(925)

Ending balance at December 31, 2002	$4,173

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

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. As of December 31, 2002 and 2001, the contractual notional amounts of these instruments are as follows:

(in thousands)	December 31,
	2002	2001

Commitments to extend credit
Commercial	$625,172	$553,390
Consumer	$130,028	$98,228
Standby letters of credit	$66,777	$40,677

Since many of the commitments are expected to expire without being drawn upon, the amounts in the table do not necessarily represent future cash requirements.

The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. The following table shows the maturity of the commitments as of December 31, 2002.

(in thousands)	Total Available	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity 5+ Years

Commercial Lines of Credit	$519,385	$379,851	$48,436	$35,958	$55,140
Consumer Lines of Credit	131,087	1,303	117	—	129,667
Standby Letters of Credit	66,273	29,615	28,354	5,294	3,010

Total	$716,745	$410,769	$76,907	$41,252	$187,817

The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the $2.4 million allowance is included in other liabilities.

Lending Activities

With the exception of the RAL program mentioned in Note 6, the Company has concentrated its lending activity primarily with customers in the market areas served by its branch offices. Mergers and acquisitions have introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate. The nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. While economic growth along the Central Coast has remained slow during 2002, the underlying value of real estate has remained stable. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss in the allocated component.

Trust Activities

The Company has a trust department that has fiduciary responsibility for the assets that it holds on behalf of its trust customers. These assets are not owned by the Company and accordingly are not reflected in the accompanying consolidated balance sheets.

Legal

The Company has a credit-risk sharing agreement with one of the companies that prepares tax returns and through which the Company provides refund anticipation loans. This company franchises its operations. Along with the franchisor, the Company has been named in a suit filed by a group of the franchise owners relating to the credit-risk sharing agreement. The suit was filed in Morris County, New Jersey on September 13, 2002. The suit claims that some of the funds initially retained by the Company in a risk pool to cover losses under the agreement and then paid to the franchisor when loan losses proved less than the amount retained should instead have been paid to the franchisees. The Company has no agreement with the franchisees and has paid the funds to the franchisor according to the terms of its contract with the franchisor. The plaintiffs allege that the funds in question total approximately $26-32 million. The Company believes that there is no merit to the claim and intends to vigorously defend itself in this matter.

The Company is a defendant in a class action lawsuit brought on behalf of persons who lost funds from their Individual Retirement Accounts ("IRAs") which were invested with Reed Slatkin. Mr. Slatkin has pled guilty to having operated a fraudulent Ponzi scheme that defrauded hundreds of investors. The Company is the custodian of approximately 30 self-directed IRA accounts. The participants of the accounts specifically directed the Trust Division of the Company to invest their IRA funds in a limited partnership operated by Mr. Slatkin. The participants each signed a written investment direction in which they directed the Company to invest their funds in the Slatkin limited partnership, stated that they had verified the security of the investment and the financial strength of the partnership, and held the Company harmless from any and all claims or loss resulting from the investment. Some of the participants are plaintiffs in this lawsuit which was filed in the Superior Court in Los Angeles. The Company has removed the case to the Federal District Court in Los Angeles. The plaintiffs are seeking compensation from the Company for the loss of funds that were invested in the Slatkin limited partnership at their direction. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company's financial position.

18.    SHAREHOLDER'S EQUITY

Stock Repurchases

In July 2001, the Board of Directors authorized the use of up to $20 million for the repurchase of shares of the Company's stock from time to time as Management deems the price to be favorable. During 2001, approximately $15.0 million had been spent in repurchasing 694,000 shares.

In 2002, the Company repurchased 225,000 shares with the remaining $5.0 million. In March 2002 the Board of Directors authorized the use of another $20 million for the repurchase of shares under the same terms. During 2002, approximately 519,000 shares were purchased for $13.2 million from this second authorization.

Stock Split

On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All share and per share amounts appearing in these notes and in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

Stock Option Plans

The Company's stock option plans offer key employees and directors an opportunity to purchase shares of the Company's common stock. The Company has six stock option plans.

The first of the plans is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the 2002 Stock Plan for employees established in January 2002. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of the Directors plan, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever was later. In 1998, the Board of Directors of the Company eliminated this restriction.

The remaining plans are active now only for the exercise of options held by employees and directors.

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company's common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire five years from the date of grant. The Board has granted some options that expire ten years from the date of grant. The options granted under the directors' plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,887,000, $2,576,000, and $2,756,000 were surrendered in the years ended December 31, 2002, 2001, and 2000, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders' Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2002, 2001, and 2000 (adjusted for stock splits and stock dividends).

	Options	Per Share Price Ranges	Weighted Average Per Share Prices

2002
Granted	692,440	$20.55 to $28.10	$21.50
Exercised	415,369	$5.17 to $31.28	$18.34
Cancelled and expired	14,891	$12.80 to $29.98	$26.10
Outstanding at end of year	1,624,652	$4.94 to $28.10	$20.02
Range of expiration dates	12/13/03 to 12/3/12
Exercisable at end of year	1,063,387	$4.94 to $28.10	$20.14
Shares available for future grant	2,923,398
2001
Granted	126,423	$19.65 to $22.52	$21.44
Exercised	497,332	$3.88 to $22.49	$16.67
Cancelled and expired	9,227	$9.47 to $26.03	$22.80
Outstanding at end of year	1,362,472	$3.88 to $26.03	$18.79
Exercisable at end of year	1,028,829	$3.88 to $26.03	$17.59
2000
Granted	181,184	$18.87 to $22.08	$20.85
Exercised	372,360	$3.88 to $19.50	$12.17
Cancelled and expired	224,339	$4.54 to $26.03	$19.37
Outstanding at end of year	1,742,608	$3.88 to $26.03	$18.67
Exercisable at end of year	1,272,552	$3.88 to $26.03	$16.76

19.    DIVIDENDS DECLARED

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. In 2001, the Company paid dividends of $0.17 per quarter. However, it changed the timing of the declaration of the dividend from the month prior to the quarter end to the first month of each quarter. For example, in April 2001 the Company declared a dividend of $0.17 per share payable in May 2001. In prior years, the dividend payable in May would have been declared in March. The number of dividends paid and the amount for the dividends paid to shareholders remains the same, but since only three quarterly dividends were declared in 2001, there is a smaller amount of dividends reported as declared in the Consolidated Statements of Shareholders Equity for 2001 than for the preceding years.

20.    REGULATORY CAPITAL REQUIREMENTS

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2002 and 2001. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of "adequately capitalized" and the minimum amounts and ratios required to meet the regulatory standards of "well capitalized."

For the Company, Tier I capital consists of common stock, surplus, and retained earnings. Tier II capital includes a portion of the allowance for credit losses and the subordinated debt mentioned in Note 13. Risk-weighted assets are computed by applying a weighting factor from 0% to 100% to the carrying amount of the assets as reported in the balance sheet and to a portion of off-balance sheet items such as loan commitments and letters of credit. The definitions and weighting factors are all contained in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$403,965	12.1%	$267,037	8.0%	$333,796	10.0%
Tier I Capital (to Risk Weighted Assets)	$326,091	9.8%	$133,519	4.0%	$200,278	6.0%
Tier I Capital (to Average Tangible Assets)	$326,091	7.9%	$164,358	4.0%	$205,448	5.0%
Risk Weighted Assets	$3,337,963
Average Tangible Assets	$4,108,958
As of December 31, 2001
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$363,887	12.2%	$238,038	8.0%	$297,547	10.0%
Tier I Capital (to Risk Weighted Assets)	$290,922	9.8%	$119,019	4.0%	$178,528	6.0%
Tier I Capital (to Average Tangible Assets)	$290,922	7.7%	$151,193	4.0%	$188,991	5.0%
Risk Weighted Assets	$2,975,471
Average Tangible Assets	$3,779,827

As of December 31, 2002, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table. The following table shows the three capital ratios for PCBNA at December 31, 2002 and for each of the former bank subsidiaries at December 31, 2001. There are no conditions or events since the notification that Management believes have changed or will change PCBNA's category for other than temporary conditions related to the RAL program.

As of December 31,	Total Tier I and Tier II Capital to Risk Weighted Assets	Tier I Capital to Risk Weighted Assets	Tier I Capital to Average Tangible Assets

PCBNA
2002	12.26%	9.92%	8.08%
SBB&T
2001	13.09%	9.98%	7.72%
FNB
2001	10.56%	9.30%	7.97%

Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends which may be paid by PCBNA to Bancorp. The amounts which may be paid as dividends by a bank are determined based on the bank's capital accounts and earnings in prior years. As of December 31, 2002, PCBNA would have been permitted to pay up to $37.4 million to Bancorp.

21.    NONINTEREST REVENUE

Included in the amounts reported in the Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 for other service charges, commissions, and fees are fees earned from processing merchant credit card deposits. The amounts for each year are listed in the table below. Included in other noninterest revenues in 2001 is a gain of $2.9 million from the sale of the Company's merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. While the sale occurred in 2001, the buyer did not take over all of the processing until the first quarter of 2002.

(in thousands)	December 31,
	2002	2001	2000

Merchant credit card processing	$1,047	$8,174	$8,055

22.    OTHER OPERATING EXPENSE

The table below discloses the largest items included in other operating expense. Consultants include the Company's independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)	December 31,
	2002	2001	2000

Noninterest expense
Marketing	$3,572	$3,693	$3,166
Consultants	4,133	5,727	7,469
Merchant credit card clearing fees	444	6,453	6,412
Software expense	5,675	3,756	2,551
Amortization of goodwill and core deposit intangibles	637	2,596	2,089
Telephone and wires	3,687	4,383	3,304

Merchant credit card clearing fees were reduced substantially in 2002 because of the sale of the merchant card processing business as mentioned in Note 21. Amortization of goodwill was discontinued at the beginning of 2002 upon the adoption of SFAS 142.

23.    DERIVATIVE INSTRUMENTS

The Company has established policies and procedures to permit limited use of off-balance sheet derivatives to help manage interest rate risk.

Interest Rate Swaps to Manage the Company's Interest Rate Risk

At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically specified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms. Other types of derivatives are permitted by the Company's policies, but have not been utilized.

The one such swap in place at the end of 2002 is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at December 31, 2002 was $28.9 million with a fair value loss of approximately $1.1 million.

The Company did have other derivatives in place during 2000 and 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these derivatives to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter. Additional charges were taken in the second and third quarters for the market adjustment that arose during those quarters. These charges were recorded as a reduction of noninterest income. These swaps were entered into when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining and expected to stay low for at least the next several quarters, the Company elected to dispose of these swaps. The loss on disposal plus the mark to market adjustment for the third quarter was $718,000.

Matching Interest Rate Swaps Sold to Customers

In addition to the interest rate swaps the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of December 31, 2002, there were swaps with a notional amount of $43.1 million. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged the Company's customer that is in excess of the fee paid by the Company to the other financial institution.

24.    GUARANTEES

In November 2002, the FASB issued FIN 45. This interpretation of previously existing accounting standards clarifies the obligations under certain guarantee arrangements about which information is to be disclosed and the content of that disclosure. For the purposes of this interpretation a guarantee is a contract in which the guarantor would be required to pay the guaranteed party based on changes in underlying asset, liability, or equity security of the guaranteed party or based on a third party's failure to perform under an obligating guarantee (performance guarantee). The Company has determined that its standby letters of credit and financial guarantees are guarantees within the meaning of FIN 45.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2002, the maximum undiscounted future payments that the Company could be required to make was $66.8 million. In excess of 78% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized, however, several are unsecured. The Company had not recorded any liabilities associated with these guarantees at December 31, 2002.

25.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities and Money Market Instruments

For securities and commercial paper, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. As explained in Note 1, securities classified as available-for-sale are carried at fair value.

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

Repurchase Agreements, Federal Funds Purchased, and Other Borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities. For the senior and subordinated debt issues, the fair value is estimated using approximately the same interest rate spread to treasury securities of comparable term as the notes had when issued.

Financial Guarantees, Commitments, and Other Off-balance-sheet Instruments

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

The fair value of the off-balance-sheet instruments other than the interest rate swap contracts are immaterial.

The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001, are as follows:

	As of December 31, 2002		As of December 31, 2001
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$151,540	$151,540	$136,457	$136,457
Federal funds sold	—	—	94,500	94,500
Money market funds	—	—	—	—
Securities available-for-sale	803,429	803,429	699,076	699,076
Securities held-to-maturity	65,846	74,616	71,967	79,390
Net loans	2,965,999	3,103,098	2,750,220	2,808,640
Total financial assets	$3,986,814	$4,132,683	$3,752,220	$3,818,063
Financial liabilities:
Deposits	$3,516,077	$3,526,666	$3,365,575	$3,376,817
Long-term debt, FHLB Advances	252,000	268,821	175,000	185,655
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	42,691	42,699	58,404	58,407
Total financial liabilities	$3,810,768	$3,838,663	$3,598,979	$3,620,879
Unrecognized financial instruments:
Interest rate swap contracts	$—	$(954)	$—	$(1,924)

26.    SEGMENT REPORTING

While the Company's products and services are all of the nature of commercial banking, the Company has six reportable segments. There are four specific segments: Community Banking, Commercial Banking, Tax Refund Programs, and Fiduciary. The remaining activities of the Company are reported in a segment titled "All Other."

Factors Used to Identify Reportable Segments

The Company uses a combination of internal reporting, products, services provided, and customers served to determine its reportable segments lines. The segments also reflect the specific management structure in which loan and deposit products are handled by different organizational units.

Types of Customers and Services from Which Revenues are Derived

Community Banking:    Business units in this segment engage in small business lending (including Small Business Administration guaranteed loans) and leasing, consumer installment loans, home equity lines, and 1-4 family residential mortgages. The segment also includes all of the activities carried out in the Company's branches. In addition to deposit related services, these include safe deposit box rentals, foreign exchange, electronic fund transfers, and other ancillary services to businesses and individuals.

Commercial Banking:    Business units in this segment make loans to medium-sized businesses and their owners. Loans are made for the purchase of business assets, working capital lines, investment, and the development and construction of nonresidential or multi-family residential property. Letters of credit are also offered to customers both to facilitate commercial transactions and as performance bonds.

Fiduciary:    This segment provides trust and investment services to its customers. The Trust and Investment Services Division may act as both custodian and manager of trust accounts as directed by the client. In addition to securities and other liquid assets, the division manages real estate held in trust. The division also sells third-party mutual funds and annuities to customers.

Refund Programs:    The loan products provided in this segment are described in Note 6. The other product, refund transfers, consists of receipt of tax refunds from the Internal Revenue Service on behalf of individual taxpayers and authorizing the local issuance of checks to the taxpayers so that they do not need a mailing address or to wait for the refund check to be mailed to them.

All Other:    This segment consists of other business lines and support units. The administrative support units include the Company's executive administration, data processing, marketing, credit administration, human resources, legal and benefits, treasury, and finance and accounting. The primary revenues are from PCBNA's securities portfolios.

Change to the Reportable Segments

With the merger of the two subsidiary banks into the Bank during 2002, geographical region is no longer used as a determining characteristic of segments. The Company had used six specific segments—Retail Lending, Branch Activities, Wholesale Lending, Fiduciary, Refund Programs, Northern Region—when it originally reported its operations for 2001 and 2000 and geography had been a factor used in determining the Company's reportable segments. Branch Activities included all deposit-related services. Wholesale Lending included both commercial lending and private client services. The Northern Region included branch activities, wholesale lending, trust, retail lending, and administration, comparable to the separate segments used for the Southern Region. The activities of these segments for the years ended December 31, 2001 and 2000 have been restated for comparability as follows to conform to the segments in use for 2002. Retail Lending, Branch Activities, and the consumer activities of the Northern Region have been combined into Community Banking. The commercial activities of Wholesale Lending and the Northern Region have been combined into Commercial Banking. The trust activities of the Northern Region have been combined with the Fiduciary segment. The Refund Programs segment remains unchanged. The investment, administrative activities of the Northern Region, and the private client service activities of the wholesale lending segment have been combined with the All Other segment.

Charges and Credits for Funds and Income from the Investment Portfolios

As noted above, loans and deposits are handled by staff in different business units. Loans are handled by staff in both the Community Banking and Commercial Banking segments. Deposit servicing is primarily the responsibility of the customer service staff in the Community Banking segment. To give a fair picture of profitability at the segment level for these segments, it is therefore necessary to charge the lending units for the cost of the funds they use while crediting the branch units in the Community Banking segment for the funds it provides.

Included within the All Other segment are the Treasury functions which include managing the securities portfolios and borrowing funds as needed to supplement deposit growth and manage interest rate risk. The securities portfolios are used to provide liquidity to the Company and to earn income from funds received from depositors that are in excess of the amounts lent to borrowers. In other words, while some of the funds borrowed by Treasury are used within the segment to purchase securities, they are also used in the lending segments to fund loans. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and may be an opportunity cost for being unable to generate sufficient loans to make full use of the available funds. However, there is no one operating unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Instead, each segment that uses funds through lending or investing is charged for its funds at the same rates based solely on the maturity terms or repricing characteristics of the assets funded. The Community Banking and All Other segments are credited for the funds they provide based on the maturity term or repricing characteristics of those funds.

To better measure the profitability of the consumer lending and Treasury activities and to reflect that the funds used and provided are not of the same maturity, the charges and credits for funds within the Community Banking and All Other segment are not netted.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment's contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 15) which do not apply equally to all segments. In addition, if segments were measured by their net-of-tax contribution, they would be advantaged or disadvantaged by any enacted changes in tax rates even though such changes are not reflective of the performance of a segment.

Specific Segment Disclosure

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief executive officer.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Year Ended December 31, 2002
Revenues from external customers	$120,509	$107,089	$48,845	$13,660	$57,081	$347,184
Intersegment revenues	98,709	—	4,046	2,020	36,798	141,573

Total revenues	$219,218	$107,089	$52,891	$15,680	$93,879	$488,757

Profit (Loss)	$64,672	$61,138	$33,993	$9,571	$(48,004)	$121,370
Interest income	96,027	105,284	19,846	—	52,243	273,400
Interest expense	42,661	—	1,604	934	17,600	62,799
Internal charge for funds	49,033	38,146	2,648	14	51,732	141,573
Depreciation	4,084	213	511	267	4,610	9,685
Total assets	1,419,320	1,572,506	18,935	980	1,207,472	4,219,213
Capital expenditures	—	—	—	—	12,952	12,952
	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Year Ended December 31, 2001
Revenues from external customers	$109,201	$133,484	$40,717	$13,603	$65,643	$362,648
Intersegment revenues	83,449	—	3,607	3,289	32,626	122,971

Total revenues	$192,650	$133,484	$44,324	$16,892	$98,269	$485,619

Profit (Loss)	$15,526	$58,054	$25,102	$5,888	$(8,969)	$95,601
Interest income	83,132	131,354	26,407	—	55,548	296,441
Interest expense	75,862	7	1,080	3,298	16,979	97,226
Internal charge for funds	50,427	34,395	3,752	—	34,397	122,971
Depreciation	2,055	177	301	114	5,704	8,351
Total assets	1,189,344	1,573,058	4,228	3,105	1,191,194	3,960,929
Capital expenditures	26	—	—	—	18,539	18,565
	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Year Ended December 31, 2000
Revenues from external customers	$97,195	$132,828	$26,258	$14,387	$75,809	$346,477
Intersegment revenues	110,447	—	2,198	3,920	12,411	128,976

Total revenues	$207,642	$132,828	$28,456	$18,307	$88,220	$475,453

Profit (Loss)	$28,680	$56,426	$16,692	$7,619	$(19,863)	$89,554
Interest income	77,420	130,992	18,957	—	69,678	297,047
Interest expense	94,817	6	—	3,621	12,082	110,526
Internal charge for funds	43,652	39,569	3,255	—	42,500	128,976
Depreciation	1,756	111	208	135	4,075	6,285
Total assets	1,003,214	1,581,449	(43)	1,527	1,091,478	3,677,625
Capital expenditures	—	—	—	—	21,916	21,916

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.

(dollars in thousands)	Years Ended December 31,
	2002	2001	2000

Total revenues for reportable segments	$488,757	$485,619	$475,453
Elimination of intersegment revenues	(141,573)	(122,971)	(128,976)
Elimination of taxable equivalent adjustment	(6,654)	(5,814)	(6,173)

Total consolidated revenues	$340,530	$356,834	$340,304

Total profit or loss for reportable segments	$121,370	$95,601	$89,554
Elimination of taxable equivalent adjustment	(6,654)	(5,814)	(6,173)

Income before income taxes	$114,716	$89,787	$83,381

For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases is reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

With respect to the disclosure of total assets for the individual segments, fixed assets used by the other segments are all nonetheless recorded as assets of the All Other segment which manages most of them. Depreciation expense of these assets is charged to the segment that uses them.

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

27.    PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2002	2001

Assets
Cash	$25,584	$1,681
Investment in and advances to subsidiaries	376,048	328,043
Securities purchased u/a to resell	—	14,500
Loans, net	81	234
Premises and equipment, net	4,570	14,605
Other assets	11,480	24,741

Total assets	$417,763	$383,804

Liabilities
Dividends payable	$—	$—
Bank Debt	40,000	40,000
Other liabilities	6,688	17,928

Total liabilities	46,688	57,928

Equity
Common stock	8,641	8,737
Surplus	94,314	106,929
Unrealized gain on securities available-for-sale	11,561	4,795
Retained earnings	256,559	205,415

Total shareholders' equity	371,075	325,876

Total liabilities and shareholders' equity	$417,763	$383,804

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Income Statements
(in thousands)

	Years Ended December 31,
	2002	2001	2000

Equity in earnings of subsidiaries:
Undistributed	$40,870	$33,512	$10,074
Dividends	33,500	25,550	44,000
Interest income	241	467	28
Interest expense	(2,990)	(1,829)	(873)
Other income	43	(225)	108
Other operating expense	1,816	(3,231)	(3,662)
Income tax benefit	1,371	1,867	1,781

Net income	$74,851	$56,111	$51,456

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2002	2001	2000

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$74,851	$56,111	$51,456
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiaries	(74,370)	(59,062)	(54,074)
Amortization of goodwill	—	456	654
Depreciation expense	1,421	1,702	977
Decrease (increase) in other assets	12,892	(3,973)	(7,122)
Increase (decrease) in other liabilities	(11,240)	11,488	3,687

Net cash used in operating activities	3,554	6,722	(4,422)

Cash flows from investing activities:
Net increase in securities purchased under agreements to resell	14,500	(14,500)	—
Net (increase) decrease in loans	153	36	124
Capital expenditures	8,614	(9,633)	(3,757)
Purchase of capital stock of Los Robles Bank	—	—	(32,500)
Distributed earnings of subsidiaries	33,500	25,550	44,000

Net cash provided by investing activities	56,767	1,453	7,867

Cash flows from financing activities:
Proceeds from other borrowing	—	40,000	—
Proceeds from short term borrowing	—	—	20,000
Payments on short term borrowing	—	(15,000)	(5,000)
Proceeds from issuance of common stock	5,511	6,182	1,395
Payments to retire common stock	(18,222)	(15,008)	—
Dividends paid	(23,707)	(23,346)	(20,093)

Net cash used in financing activities	(36,418)	(7,172)	(3,698)

Net increase (decrease) in cash and cash equivalents	23,903	1,003	(253)
Cash and cash equivalents at beginning of period	1,681	678	931

Cash and cash equivalents at end of period	$25,584	$1,681	$678

Supplemental disclosures: none

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands except per share amounts)
	2002 Quarters				2001 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$61,730	$62,362	$64,153	$78,501	$61,726	$66,689	$68,522	$94,171
Interest expense	14,500	15,098	15,656	17,545	18,664	23,109	25,512	29,941
Net interest income	47,230	47,264	48,497	60,956	43,062	43,580	43,010	64,230
Provision for credit losses	2,447	(1,505)	4,696	14,089	7,007	4,438	3,358	11,868
Noninterest income	13,102	11,432	12,731	36,519	14,313	12,969	14,213	24,231
Noninterest expense	37,152	34,259	32,764	39,113	33,643	35,909	35,548	38,050
Income before income taxes	20,733	25,942	23,768	44,273	16,725	16,202	18,317	38,543
Income taxes	6,244	8,326	8,546	16,749	6,305	4,923	6,819	15,629
Net Income	$14,489	$17,616	$15,222	$27,524	$10,420	$11,279	$11,498	$22,914
Net earnings per share:
Basic	$0.42	$0.50	$0.44	$0.79	$0.31	$0.32	$0.32	$0.65
Diluted	$0.42	$0.50	$0.43	$0.79	$0.30	$0.32	$0.32	$0.65

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

On April 1, 2002, the Company reported in a Form 8-K filed with the Securities and Exchange Commission that its Board of Directors had decided that Arthur Andersen LLP would no longer serve as its independent accountants. The letter of concurrence was included by exhibit. No disagreements were cited.

On May 14, 2002, the Company reported in a Form 8-K filed with the Securities and Exchange Commission that its Board of Directors had engaged PricewaterhouseCoopers LLP as its independent accountants.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled "The Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the annual meeting to be held April 22, 2003 ("Proxy Statement").

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

ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the filing date of this report, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period in which this annual report is being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)1.	FINANCIAL STATEMENTS
The listing of financial statements required by this item is set forth in the index for Item 8 of this report.
(a)2.	FINANCIAL STATEMENTS SCHEDULES
The listing of supplementary financial statement schedules required by this item is set forth in the index for Item 8 of this report.
(a)3.	EXHIBITS

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 123 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 "Compensation Plans and Agreements," in the Exhibit Index.
(b)	REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.
(c)	EXHIBITS
See exhibits listed in "Exhibit Index" on page 123 of this report.
(d)	FINANCIAL STATEMENT SCHEDULES
There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp
By /s/ William S. Thomas. Jr William S. Thomas, Jr. President and Chief Executive Officer Director	March 7, 2003 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
/s/ David W. Spainhour David W. Spainhour Chairman of the Board	March 7, 2003 Date	/s/ William S. Thomas, Jr. William S. Thomas, Jr. President Chief Executive Officer (Principal Executive Officer)	March 7, 2003 Date
/s/ Edward E. Birch Edward E. Birch Director	March 7, 2003 Date	/s/ Richard M. Davis Richard M. Davis Director	March 7, 2003 Date
/s/ Richard S. Hambleton, Jr. Richard S. Hambleton, Jr. Director	March 7, 2003 Date	/s/ Dale E. Hanst Dale E. Hanst Director	March 7, 2003 Date
/s/ D. Vernon Horton D. Vernon Horton Vice Chairman	March 7, 2003 Date	/s/ Roger C. Knopf Roger C. Knopf Director	March 7, 2003 Date
/s/ Donald Lafler Donald Lafler Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2003 Date	/s/ Clayton C. Larson Clayton C. Larson Vice Chairman	March 7, 2003 Date
/s/ Gerald T. McCullough Gerald T. McCullough Director	March 7, 2003 Date	/s/ Richard A. Nightingale Richard A. Nightingale Director	March 7, 2003 Date
/s/ Kathy J. Odell Kathy J. Odell Director	March 7, 2003 Date

CERTIFICATION

I, William S. Thomas, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Pacific Capital Bancorp;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003
/s/ William S. Thomas, Jr. William S. Thomas, Jr. President and Chief Executive Officer

CERTIFICATION

I, Donald Lafler, certify that:

1.
I have reviewed this annual report on Form 10-K of Pacific Capital Bancorp;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003
/s/ Donald Lafler Donald Lafler Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Exhibit Number	Description *
3.	Articles of Incorporation and Bylaws:
	3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (1)
	3.2	Certificate of Determination for the Series A Preferred Stock of Pacific Capital Bancorp. (10)
	3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective April 25, 2000. (6)
	3.4	Certificate of Amendment to Articles of Incorporation dated May 28, 1999. **
	3.5	Certificate of Amendment of Articles of Incorporation dated May 13, 2002.**
4.	Instruments Defining the Rights of Security Holders, including indentures
	4.1	Stockholders Rights Agreements, dated as of December 14, between Pacific Capital Bancorp and Norwest Bank Minnesota, N.A., as Rights Agent. (11)

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.
10.	Material contracts:
	10.1	Compensation Plans and Agreements:
		10.1.1	Pacific Capital Bancorp 2002 Stock Plan. (9)
		10.1.1.1	Pacific Capital Bancorp Restricted Stock Option Agreement. (9)
		10.1.2	Pacific Capital Bancorp Directors Stock Option Plan. (4)
		10.1.3	Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 1998. (3)
		10.1.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1998. (5)
		10.1.5	1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employees' Benefit Association dated December 30, 1998. (12)

		10.1.6	Pacific Capital Bancorp 1998 Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998. (12)
		10.1.7	Pacific Capital Bancorp 1998 Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998. (12)
		10.1.8	Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as dated February 22,2000. (7)
			10.1.8.1	Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (2)
			10.1.8.2	Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (2)
		10.1.9	Pacific Capital Bancorp Directors' Stock Option Plan and Form of Stock Option Agreement. (13)
		10.1.10	Pacific Capital Bancorp 1984 Amended and Restated Stock Option Plan and Forms of Agreements as amended to date. (13)
		10.1.11	Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements. (14)
		10.1.12	Pacific Capital Bancorp Management Retention Plan as amended through January 11, 1999. (5)
		10.1.13	Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (8)
			10.1.13.1	Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (8)
21.	Subsidiaries of the registrant **
23.	Consents of Experts and Counsel
	23.1	Consent of PricewaterhouseCoopers LLP with respect to financial statements of the Registrant **

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
**	Filed herewith.
The Exhibits listed below are incorporated by reference to the specified filing.
(1)	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-74831) filed March 18, 1999.
(2)	Filed as Exhibits 10.1.1 through 10.1.1.5 and 10.1.10 through 10.1.10.2 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1996.
(3)	Filed as Exhibit 4.1 to Pacific Capital Bancorp's Registration Statement on Form S-8 filed on June 27, 2000 (Registration No. 333-40220).
(4)	Filed as Exhibit 4.2 to Post-Effective Amendment No. One to Santa Barbara Bancorp's Registration Statement on Form S-8 (Registration No. 33-48724), filed on June 13, 1995.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1998.
(6)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.
(7)	Filed as Exhibit 10.1.9 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.
(8)	Filed as Exhibits 10.1.13 and 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 1999.
(9)	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-88634) filed May 17, 2002.
(10)	Filed as Exhibit 3(b) to Pacific Capital Bancorp's Registration Statement on Form S-4 (Registration No. 333-36298) filed May 4, 2000.
(11)	Filed as Exhibit 1 to Pacific Capital Bancorp's Registration Statement on Form 8-A dated December 14, 1999.
(12)	Filed as Exhibit 4.1, 4.2, and 4.3 to Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended March 31, 2000.
(13)	Filed as Exhibits 10.25 and 10.27 to Pacific Capital Bancorp's Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991.
(14)	Filed as Exhibit 4 to Pacific Capital Bancorp's Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-83848) filed on November 15, 1994.

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-K for the Year Ended December 31, 2002 (the "Report") by Pacific Capital Bancorp ("Registrant"), each of the undersigned hereby certifies that:

  1.
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

  2.
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

/s/ William S. Thomas Jr. William S. Thomas, Jr. President & Chief Executive Officer

/s/ Donald Lafler Donald Lafler Executive Vice President & Chief Financial Officer

QuickLinks

INDEX
  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS