Form 10-Q
period 2003-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2003-05-15
CIK 357264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

        Common Stock—As of April 30, 2003 there were 34,378,937 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets March 31, 2003 and December 31, 2002	4
	Consolidated Statements of Income Three-Month Periods Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows Three-Month Periods Ended March 31, 2003 and 2002	6
	Consolidated Statements of Comprehensive Income Three-Month Periods Ended March 31, 2003 and 2002	7
	Notes to Consolidated Financial Statements	8
The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 4.	Controls and Procedures	68
PART II. OTHER INFORMATION
Item 1	Legal proceedings	69
Item 2	Changes in Securities and Use of Proceeds	69
Item 3	Defaults Upon Senior Securities	69
Item 4	Submission of Matters to a vote of security holders	69
Item 5	Other information	70
Item 6	Exhibits and Reports on Form 8-K	70
SIGNATURES		71

PART 1

FINANCIAL INFORMATION

Item 1

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	March 31, 2003	December 31, 2002
Assets:
Cash and due from banks	$138,358	$151,540
Federal funds sold and securities purchased under agreements to resell	204,500	—

Cash and cash equivalents	342,858	151,540

Securities (Note 4):
Held-to-maturity	64,043	65,846
Available-for-sale, at fair value	816,975	803,429
Loans, net of allowance of $53,992 at
March 31, 2003 and $53,821 at December 31, 2002 (Note 5)	2,968,828	2,965,999
Premises and equipment, net	70,070	67,367
Accrued interest receivable	17,965	19,104
Goodwill (Note 7)	30,048	30,048
Other intangible assets (Notes 7 and 8)	3,887	4,270
Other assets (Note 6)	107,995	111,610

Total assets	$4,422,669	$4,219,213

Liabilities:
Deposits:
Noninterest bearing demand deposits	$867,220	$823,883
Interest bearing deposits	2,772,796	2,692,194

Total Deposits	3,640,016	3,516,077
Federal funds purchased and securities sold under agreements to repurchase	32,494	29,723
Long-term debt and other borrowings (Note 10)	265,288	264,969
Accrued interest payable and other liabilities	83,262	37,369

Total liabilities	4,021,060	3,848,138

Commitments and contingencies (Note 11)
Shareholders' equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 34,392 outstanding at March 31, 2003 and 34,550 at December 31, 2002)	8,602	8,641
Surplus	90,683	94,314
Accumulated other comprehensive income (Note 9)	15,525	11,561
Retained earnings	286,799	256,559

Total shareholders' equity	401,609	371,075

Total liabilities and shareholders' equity	$4,422,669	$4,219,213

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2003	2002
Interest income:
Loans	$79,322	$67,196
Securities	9,476	10,534
Federal funds sold and securities purchased under agreements to resell	450	721
Commercial paper	—	50

Total interest income	89,248	78,501

Interest expense:
Deposits	9,904	13,928
Securities sold under agreements to repurchase and Federal funds purchased	471	493
Other borrowed funds	3,855	3,124

Total interest expense	14,230	17,545

Net interest income	75,018	60,956
Provision/(benefit) for credit losses (Note 5)	11,617	14,089

Net interest income after provision for credit losses	63,401	46,867

Non interest revenue:
Service charges on deposits	3,723	3,454
Trust fees	3,514	3,659
Refund transfer fees	16,460	13,968
Other service charges, commissions and fees, net	4,937	3,873
Net gain on sale of tax refund loans	8,031	10,170
Net gain on securities transactions	60	69
Other income	2,127	1,326

Total noninterest revenue	38,852	36,519

Operating expense:
Salaries and benefits	23,542	19,967
Net occupancy expense	3,504	3,457
Equipment expense	2,166	1,894
Other expense	15,235	13,795

Total operating expense	44,447	39,113

Income before income taxes	57,806	44,273
Applicable income taxes	21,388	16,749

Net income	$36,418	$27,524

Earnings per share—basic (Note 3)	$1.06	$0.79
Earnings per share—diluted (Note 3)	$1.05	$0.79
Average number of shares—basic	34,510	34,907
Average number of shares—diluted	34,775	35,064
Dividends declared per share	$0.18	$0.17
Dividends paid per share	$0.18	$0.17

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2003	2002
Cash flows from operating activities:
Net Income	$36,418	$27,524
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,453	2,205
Provision for credit losses	11,617	14,089
Net amortization of discounts and premiums for securities and commercial paper	435	(913)
Net change in deferred loan origination fees and costs	(638)	(64)
Net gain on sales and calls of securities	(60)	(69)
Change in accrued interest receivable and other assets	2,053	(70,943)
Change in accrued interest payable and other liabilities	45,893	44,630

Net cash provided by operating activities	98,171	16,459

Cash flows from investing activities:
Proceeds from sales of AFS securities	22,704	3,238
Proceeds from calls, maturities, and partial paydowns of AFS securities	74,079	59,193
Proceeds from calls and maturities of HTM securities	2,680	8,111
Purchase of AFS securities	(104,745)	(167,589)
Proceeds from sale or maturity of commercial paper	—	50,000
Purchase of commercial paper	—	(49,862)
Net increase in loans made to customers	(13,808)	(80,744)
Purchase or investment in premises and equipment	(4,944)	(4,348)

Net cash used in used in investing activities	(24,034)	(182,001)

Cash flows from financing activities:
Net increase (decrease) in deposits	123,939	(10,104)
Net increase in borrowings with maturities of 90 days or less	2,771	71,767
Proceeds from long-term debt and other borrowing	20,200	101,500
Payments on long-term debt and other borrowing	(19,881)	(59,590)
Cash paid for retirement of stock	(4,744)	(5,010)
Proceeds from issuance of common stock	1,074	935
Dividends paid	(6,178)	(5,902)

Net cash provided by financing activities	117,181	93,596

Net increase (decrease) in cash and cash equivalents	191,318	(71,946)
Cash and cash equivalents at beginning of period	151,540	230,957
Cash and cash equivalents at end of period	$342,858	$159,011

Supplemental disclosure:
Interest paid during period	$16,205	$19,548
Income taxes paid during period	$—	$1,300

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2003	2002
Net income	$36,418	$27,524

Other comprehensive income (Note 9):
Unrealized (loss) gain on securities:
Unrealized holding gains (losses) arising during period	6,900	(5,401)
Less: reclassification adjustment for gains included in net income	60	69
Less: income tax (benefit) expense related to items of other comprehensive income	2,876	(2,300)

Other comprehensive (loss) income	3,964	(3,170)

Comprehensive income	$40,382	$24,354

See accompanying notes to consolidated condensed financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2003

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

        The consolidated financial statements include the parent holding company, Pacific Capital Bancorp ("Bancorp"), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. ("the Bank" or "PCBNA"), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are used for the transactions described in Note 8. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries. "Bancorp" will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

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

        The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2002 have been reclassified to be consistent with the reporting for 2003.

        For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

        On April 23, 2002, the Company's Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All per share amounts have been retroactively restated.

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

Loans

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

        The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of "impairment" but for which repayment is nonetheless uncertain; and (3) probable losses incurred in the various loan portfolios, but which have not been specifically identified as of the period end. The amount of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 10-K").

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

Other Assets

        Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 2003 and December 31, 2002, the Company held some properties which it had obtained from foreclosure. The carrying amount of these properties was $438,000 as of March 31, 2003 and December 31, 2002.

Goodwill and Other Intangible Assets

        Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is recorded in the Community Banking segment (Note 10). Prior to the effective date of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the purchased goodwill was being amortized over 10 and 15 year periods. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization.

        Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at March 31, 2003 or December 31, 2002.

Loan Sales and Mortgage Servicing Rights

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

        Detailed information regarding how the Company determines its segments is provided in Note 26 to the Consolidated Financial Statements included in the Company's 2002 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the following disclosures for each of the segments. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.

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

        Had the Company recognized compensation expense over the expected life of the options based on their fair market value as discussed in Note 1, the Company's pro forma salary expense, net income, and earnings per share for the three-month periods ended March 31, 2003 and 2002 would have been as follows:

	For the Three-Month Periods Ended March 31,
(dollars in thousands)
	2003	2002
Net Income, as reported	$36,418	$27,524
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(132)	(192)

Pro forma net income	$36,286	$27,332

Earnings Per Share:
Basic—as reported	$1.06	$0.79
Basic—pro forma	$1.05	$0.78
Diluted—as reported	$1.05	$0.79
Diluted—pro forma	$1.04	$0.78

        For purposes of this computation for the first quarter of 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.83%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility:	0.2139
Expected dividend:	$0.80 per year

New Accounting Pronouncements

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

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting And Disclosure Requirements of Guarantees ("FIN 45"). This interpretation clarifies previously issued pronouncements. Additional disclosure regarding certain guarantees is required and is provided in Note 11 with respect to the guarantees the Company issues in the course of business with commercial customers with the characteristics included in this interpretation. FIN 45 requires the recognition of the fair market value of the liability incurred in the issuance of these guarantees. However, the implementation did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), permitted two methods of accounting for stock options granted to employees. Because information for prior years was not readily available when SFAS 123 was adopted, only prospective application was permitted. That is, companies adopting the "fair value" method recommended by SFAS 123 were not permitted to restate prior year results as if the statement had been adopted as of the earliest year presented in the financial statements.

        SFAS 148 now permits companies voluntarily changing to the "fair value" method to choose between the current prospective transition method and two other transition approaches if the change occurs in 2002 or 2003. After 2003, companies voluntarily changing to the "fair value" method will have to use one of the two new transition approaches. The Company is still considering whether to change to the "fair value" method, and, if so, the appropriate way to address in the valuation of the options the absence of the transferability of options assumed in the standard valuation models.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Certain disclosure requirements of this interpretation are effective for December 31, 2002 financial statements. The accounting requirements are effective for existing entities beginning July 1, 2003 and for newly formed entities beginning February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity's activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

        The Company has two special-purpose entities used for the securitizations described in Note 8. The special-purpose entity used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity ("QSPE") as described in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company discloses them under the provisions of SFAS 140.

        The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46, and is consolidated with the Company.

        In the securitization structure, the loans are sold by the special-purpose entity to securitization conduits established by two financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits are variable interest entities within the scope of FIN 46. However, they continue to function during the eleven months of the year when they hold none of the refund anticipation loans ("RALs") originated by the Company. Therefore, the Company concludes that consolidation of these conduits with the Company would not be required by FIN 46 because it is not the primary beneficiary of them and because it exercises no financial control over them.

        Management does not believe that the Company has an interest in or is the primary beneficiary of any other such entities. Therefore the implementation of FIN 46 is not expected to have any impact on Company's results of operations, financial position, or cash flows.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). The provisions of SFAS No.149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

        SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively.

        The Company does not expect that adoption of this statement will have any material impact on the Company's results of operations, financial position, or cash flows.

Derivative Instruments

        The Company has established policies and procedures to permit limited types and amounts of derivative instruments to help manage its interest rate risk. At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms.

        The Company has also established policies and procedures to sell derivatives, specifically interest rate swaps, to customers to assist them in managing their interest rate risk. Depending on the notional amount of the swap, the Company will cover its position with an interest rate swap purchased from another counterparty with equal but opposite terms so as not to incur any additional interest rate risk. With smaller transactions that mitigate the Company's current interest rate risk position, the Company will not cover its position. The Company's policy limits both the individual notional amount and the aggregate notional amount of these covered and uncovered derivatives.

        The Company engages in a very small number of foreign exchange contracts with customers. These may be either spot or future contracts. Future contracts are always covered by an offsetting contract with another counterparty so that there is no risk of loss from changes in the relative price of currencies over the term of the contract.

        Other types of derivatives are permitted by the Company's policies, but have not been utilized.

        All derivatives are required to be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income.

2. BUSINESS COMBINATIONS

        The Company's last acquisitions of financial institutions occurred in 2000. One of these was accounted for as a pooling-of-interests. All amounts reported in these notes and the accompanying discussions for the years prior to 2001 have been restated as if this combination had occurred prior to the earliest year for which amounts are reported. The other combination was accounted for as a purchase. The goodwill recorded in connection with this combination is discussed in Note 7.

        The Company also acquired the deposits and certain loans of two branches of another financial institution in 2002. This acquisition and the core deposit intangible resulting from it are discussed in Note 7.

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

        The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, was as follows (share and net income amounts in thousands):

	Three-month Periods
	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2003
Numerator—Net Income	$36,418	$36,418

Denominator—weighted average shares outstanding	34,510	34,510

Plus: net shares issued in assumed stock option exercises		265

Diluted denominator		34,775

Earnings per share	$1.06	$1.05
Anti-dilutive options excluded		25
Period ended March 31, 2002
Numerator—Net Income	$27,524	$27,524

Denominator—weighted average shares outstanding	34,907	34,907

Plus: net shares issued in assumed stock option exercises		157

Diluted denominator		35,064

Earnings per share	$0.79	$0.79
Anti-dilutive options excluded		371

4. SECURITIES

        The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

	March 31, 2003			December 31, 2002
(dollars in thousands)	Held-to- Maturity	Available- for-Sale	Total	Held-to- Maturity	Available- for-Sale	Total
Net carrying amount:
In one year or less	$9,728	$95,335	$105,063	$3,564	$135,541	$139,105
After one year through five years	6,088	474,419	480,507	13,291	417,354	430,645
After five years through ten years	14,594	116,783	131,377	14,997	29,317	44,314
After ten years	33,633	103,648	137,281	33,994	201,267	235,261

Total Securities	$64,043	$790,185	$854,228	$65,846	$783,479	$849,325

Estimated fair value:
In one year or less	$10,292	$96,773	$107,065	$3,608	$137,421	$141,029
After one year through five years	6,869	490,834	497,703	14,388	431,744	446,132
After five years through ten years	17,472	118,033	135,505	17,422	29,970	47,392
After ten years	40,506	111,335	151,841	39,198	204,294	243,492

Total Securities	$75,139	$816,975	$892,114	$74,616	$803,429	$878,045

        The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(in thousands)	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2003
Held-to-maturity:
State and municipal securities	$64,043	$11,096	$—	$75,139

	64,043	11,096	—	75,139

Available-for-sale:
U.S. Treasury obligations	$88,346	$2,721	$(40)	$91,027
U.S. agency obligations	271,407	11,925	(11)	283,321
Collateralized mortgage obligations	76,926	653	(211)	77,368
Mortgage-backed securities	221,610	3,052	(421)	224,241
Asset-backed securities	27,990	776	—	28,766
State and municipal securities	103,906	8,390	(44)	112,252

	790,185	27,517	(727)	816,975

	$854,228	$38,613	$(727)	$892,114

(in thousands)	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
Held-to-maturity:
State and municipal securities	$65,846	$8,770	$—	$74,616

	65,846	8,770	—	74,616

Available-for-sale:
U.S. Treasury obligations	$66,550	$2,421	$—	$68,971
U.S. agency obligations	303,579	10,552	(11)	314,120
Collateralized mortgage obligations	108,089	1,095	(163)	109,021
Mortgage-backed securities	176,933	2,637	(58)	179,512
Asset-backed securities	28,372	233	(212)	28,393
State and municipal securities	99,956	4,550	(1,094)	103,412

	783,479	21,488	(1,538)	803,429

	$849,325	$30,258	$(1,538)	$878,045

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

5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

        The balances in the various loan categories are as follows:

(dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Real estate:
Residential	$670,230	$691,160	$647,752
Non-residential	830,936	816,973	763,365
Construction	269,013	289,017	304,663
Commercial loans	646,653	653,655	646,514
Home equity loans	118,283	116,704	92,741
Consumer loans	322,032	288,040	257,278
Leases	136,990	134,104	130,708
Municipal tax-exempt obligations	28,683	30,166	29,643

Total loans	3,022,820	3,019,820	2,872,664
Allowance for credit losses	53,992	53,821	55,725

Net loans	$2,968,828	$2,965,999	$2,816,939

        The amounts reported in the table above for March 31, 2002 and December 31, 2002 for the categories of Commercial and Nonresidential Real Estate are different from the amounts previously reported for those categories. As part of the process of reorganizing its business lines as described in Note 26 to its 2002 10-K, the Company is reclassifying some of the loans from Commercial to Nonresidential real estate to better recognize the purpose of the loans rather than the organizational unit in which they were booked.

        The loan balances at March 31, 2003, December 31, 2002 and March 31, 2002 are net of approximately $4,676,000, $5,313,000, and $4,844,000 respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

        Included within consumer loans at March 31, 2003 were $52.0 million in tax refund anticipation loans. There were no such loans at December 31, 2002 and $39.6 million in such loans at March 31, 2002.

        Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

        The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 2003, December 31, 2002 and March 31, 2002:

(dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Loans identified as impaired	$56,396	$47,470	$22,133
Impaired loans for which a valuation allowance has been established	$50,394	$41,304	$22,133
Amount of valuation allowance	$12,683	$7,546	$3,874
Impaired loans for which no valuation allowance has been established	$6,002	$6,166	$—

        The following table discloses additional information about impaired loans for the three-month periods ended March 31, 2003 and 2002:

	Three-month Periods Ended March 31,
(dollars in thousands)	2003	2002
Average amount of recorded investment in impaired loans for the period	$47,323	$10,816
Interest recognized during the period for impaired loans	$1	$38

        The valuation allowance for impaired loans of $12.7 million as of March 31, 2003 is included within the allowance for credit losses of $53.9 million in the "All Other Loans" column in the statement of changes in the allowance account for the first three months of 2003 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(in thousands)	All Other Loans	Tax Refund Loans	Total
Balance, December 31, 2002	$53,821	$—	$53,821
Provision for credit losses	4,408	7,209	11,617
Credit losses charged against allowance	(5,925)	(9,142)	(15,067)
Recoveries added to allowance	1,599	2,022	3,621

Balance, March 31, 2003	$53,903	$89	$53,992

Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	9,462	4,627	14,089
Credit losses charged against allowance	(4,399)	(5,807)	(10,206)
Recoveries added to allowance	872	2,098	2,970

Balance, March 31, 2002	$54,807	$918	$55,725

6. OTHER ASSETS

        Included in other assets on the balance sheets at March 31, 2003 and December 31, 2002, are deferred tax assets of $17.1 million and $19.6 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company's tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision expense. The Company cannot deduct its provision expense in its tax return in the same year in which it is recognized for financial statements.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill at both March 31, 2003 and December 31, 2002 is $30.0 million. The goodwill is recorded within the Community Banking segment. Also recorded on the balance sheet at March 31, 2003 is $0.8 million in originated mortgage servicing rights discussed in Note 8 and an intangible asset of $3.1 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. The assets and liabilities purchased were moved to nearby branches of the Bank and the other financial institution closed their offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.3 million with accumulated amortization of $1.2 million. The Company has determined the $3.1 million must be specifically allocated to the value of the core deposits acquired, and it is recorded in the Community Banking segment.

        Amortization expense over the next five years on this core deposit intangible and current other intangibles is expected to be:

Year	Amortization Expense
(dollars in thousands)
2003	$637
2004	$850
2005	$850
2006	$696
2007	$12
Thereafter	$17

8. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

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

        As of March 31, 2003, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$15,075
Retained interest	$2,484
Principal amount of delinquencies greater than 30 days	$275

        From inception and for the first quarter of 2003:

(in thousands)	From Inception	First Quarter 2003
Net credit losses	$563	$37
Cash flows received for servicing fees	$409	$22
Cash flows received on retained interests	$1,732	$160

        The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

        Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At March 31, 2003
Discount rate	11%	11%
Prepayment rate	26.85%	26.03%
Weighted average life of prepayable assets	51 months	27 months
Default rate	1.00%	1.00%

        The impact of changes on these assumptions to the carrying amount of the retained interests have been reflected in the Company's statements of financial position and results of operations.

        The calculation of the balance of retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)		Change in Retained Interest
Retained Interest	$2,484
Default rate:
10 basis points higher		$(59)
10 basis points lower		$30
Discount rate:
1% higher		$(19)
1% lower		$19
Prepayment rate:
4% higher		809
4% lower		(60)

        The balance of the retained interest is marginally sensitive to the changes in the default rate and the discount rate. The balance is significantly sensitive to increases in the prepayment rate because of the relatively short term of the weighted-average life of the loans.

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

Refund Anticipation Loan Securitization

        The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2002 and 2003 securitized RALs into a multi-seller conduit, backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2002 and 2003, all loans sold into the securitization were either repaid or charged-off, and no securitization-related balances remained.

Originated Mortgage Servicing Rights

        The Company sells some of the residential mortgages it originates and, for some of these sold loans, servicing is retained. As of March 31, 2003, the Company serviced $149.8 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (originated mortgage servicing rights or "OMSR") is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrower of these loans reduces the value of the OMSR because the Company will not receive servicing fees for as long as it would if the loan was paid back over the original term. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans.

        As of December 31, 2002, the value of the Company's OMSR was $995,000. During the first quarter of 2003, the rate of prepayments on these loans was such that the Company wrote down the value of the servicing rights to reflect the smaller amount of fees that would be collected. In addition to the normal amortization expense for the quarter, the Company wrote down the value of the asset by

$444,000. The Company sold additional loans in the first quarter of 2003, and consequently recognized additional OMSR related to these sales. The value of the OMSR at March 31, 2003 was $824,000.

9. COMPREHENSIVE INCOME

        The following tables show the individual components of other comprehensive income and the tax impact of each.

	For the Three-Month Period Ended March 31, 2003			For the Three-Month Period Ended March 31, 2002
(dollars in thousands)	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	$6,900	$2,901	$3,999	$(5,401)	$(2,271)	$(3,130)
Less: reclassification adjustment for gains included in net income	60	25	35	69	29	40

Other comprehensive income (loss)	$6,840	$2,876	$3,964	$(5,332)	$(2,300)	$(3,170)

10. LONG-TERM DEBT AND OTHER BORROWINGS

        Long-term debt and other borrowings included the following items:

	March 31, 2003	December 31, 2002
Federal Home Loan Bank advances	$188,600	$176,000
Treasury Tax and Loan amounts due to the FRB	688	12,969
Subordinated debt issued by the Bank	36,000	36,000
Senior debt issued by the Bancorp	40,000	40,000

Total	$265,288	$264,969

        The Federal Home Loan Bank ("FHLB") advances have the following maturities: $36.1 million in 1 year or less; $72.5 million in 1 to 3 years, and $80.0 million in more than 3 years. The senior debt is due in July 2006 and the subordinated debt is due in July 2011. The Treasury Tax and Loan notes are due on demand.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company has a credit-risk sharing agreement with one of the companies that prepares tax returns and through which the Company provides refund anticipation loans. This company franchises its operations. Along with the franchisor, the Company has been named in a suit filed by a group of the franchise owners relating to the credit-risk sharing agreement. The suit was filed in Morris County, New Jersey on September 13, 2002, as the Tax Authority, Inc. v. Jackson Hewitt, Inc. and Santa Barbara Bank and Trust. The suit claims that some of the funds initially retained by the Company in a risk pool to cover losses under the agreement and then paid to the franchisor when loan losses proved less than the amount retained should instead have been paid to the franchisees. The Company has no agreement with the franchisees and has paid the funds to the franchisor according to the terms of its contract with the franchisor. The plaintiffs allege that the funds in question total approximately $26-32 million. The

Company believes that there is no merit to the claim and intends to vigorously defend itself in this matter.

        The Company is a defendant in a class action lawsuit brought on behalf of persons who lost funds from their Individual Retirement Accounts ("IRAs") which were invested with Mr. Reed Slatkin, an individual. Mr. Slatkin has pled guilty to having operated a fraudulent scheme which defrauded hundreds of investors. The Company is the custodian of approximately 30 self-directed IRA accounts. The participants of the accounts specifically directed the Trust Division of the Company to invest their IRA funds in a limited partnership operated by Mr. Slatkin. The participants each signed a written investment direction in which they directed the Company to invest their funds in the Slatkin limited partnership, stated that they had verified the security of the investment and the financial strength of the partnership, and held the Company harmless for any and all claims or loss resulting from the investment. Some of the participants are plaintiffs in this lawsuit which was filed in the Superior Court in Los Angeles on May 16, 2002, as Young, et al v. Santa Barbara Bank and Trust. The Company has removed the case to the Federal District Court in Los Angeles. The plaintiffs are seeking compensation from the Company for the loss of funds that were invested in the Slatkin limited partnership at their direction. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

        The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the "RAL Agreement") with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys' fees. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

        Securities totaling approximately $781.1 million and $729.2 million at March 31, 2003 and 2002, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

        Loans secured by first trust deeds on residential and commercial property of $585.4 million and $582.0 million at March 31, 2003 and 2002, respectively, were pledged to the FHLB as security for borrowings.

Letters of Credit and Other Contractual Commitments

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

        The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of March 31, 2003 and December 31, 2002, the contractual notional amounts and the maturity of these instruments are as follows:

	As of March 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2002
Commercial lines of credit	$272,535	$78,861	$34,436	$54,686	$440,518	$519,385
Consumer lines of credit	1,375	117	500	137,644	139,636	131,087
Standby letters of credit	35,198	27,217	5,294	3,010	70,719	66,777

        The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

        The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the $3.3 million allowance is included in other liabilities.

        The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of March 31, 2003.

	As of March 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2002
Deposits*	$3,382,090	$214,245	$11,472	$32,209	$3,640,016	$3,516,077
Borrowings	36,788	72,500	104,000	52,000	265,288	264,969
Purchase obligations	161	1,681	—	—	1,842	2,348
Non-cancelable lease expense	8,063	13,403	10,750	8,424	40,640	41,316

*
Only certificates of deposit have a specified maturity. The assignment of the time range for the balances of other deposit accounts is done using assumptions based on past customer behavior.

12. DERIVATIVE INSTRUMENTS

        The Company had one swap in place at the end of the first quarter of 2003 for managing its own interest rate risk. That swap is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at March 31, 2003 was $28.9 million with a fair value loss of approximately $693,000. This loss is exactly offset by an increase in the value of the loan because the swap and loan have identical terms.

        In addition to the interest rate swap the Company has entered into to manage its own interest rate risk, the Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign exchange risks. As of March 31, 2003, there were swaps with a notional amount of $45.8 million and a fair value of $1.8 million. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. The Company generally earns a spread to compensate it for its services.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deposit Liabilities

        The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of the period end. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Derivatives

        Fair values for derivative financial instruments are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

Financial Guarantees and Commitments

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

        The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

        The carrying amount and estimated fair values of the Company's financial instruments as of March 31, 2003 and December 31, 2002, are as follows:

	As of March 31, 2003		As of December 31, 2002
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$138,358	$138,358	$151,540	$151,540
Federal funds sold	204,500	204,500	—	—
Securities available-for-sale	816,975	816,975	803,429	803,429
Securities held-to-maturity	64,043	75,139	65,846	74,616
Net loans	2,968,828	3,040,399	2,965,999	3,103,098
Total financial assets	4,192,704	4,275,371	3,986,814	4,132,683
Financial liabilities:
Deposits	3,640,016	3,656,240	3,516,077	3,526,666
Long-term debt, FHLB Advances	264,600	281,541	252,000	268,821
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	33,182	33,177	42,691	42,699
Total financial liabilities	3,937,798	3,970,958	3,810,768	3,838,186
Interest rate swap contracts	(693)	(693)	(1,089)	(1,089)

14. SEGMENT DISCLOSURE

        The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2003
Revenues from external customers	$31,792	$24,597	$56,512	$3,577	$13,279	$129,757
Intersegment revenues	16,603	—	1,455	359	9,446	27,863

Total revenues	$48,395	$24,597	$57,967	$3,936	$22,725	$157,620

Profit (Loss)	$20,521	$14,781	$39,790	$2,322	$(17,951)	$59,463
Interest income	24,119	24,134	29,803	—	12,849	90,905
Interest expense	8,751	—	1,557	—	3,922	14,230
Internal charge for funds	8,448	7,739	2,377	1	9,298	27,863
Depreciation	921	41	135	29	1,327	2,453
Total assets	1,657,217	1,562,991	165,187	1,833	1,035,441	4,422,669
Capital expenditures	—	—	—	—	4,944	4,944

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2002
Revenues from external customers	$31,527	$27,888	$42,475	$3,736	$10,897	$116,523
Intersegment revenues	25,602	—	3,500	630	5,225	34,957

Total revenues	$57,129	$27,888	$45,975	$4,366	$16,122	$151,480

Profit (Loss)	$18,883	$14,177	$28,976	$2,023	$(18,284)	$45,776
Interest income	22,811	27,538	16,646	—	13,009	80,004
Interest expense	12,038	—	1,713	277	3,517	17,545
Internal charge for funds	12,239	11,410	609	615	10,084	34,957
Depreciation	739	56	119	195	1,096	2,205
Total assets	1,643,300	1,576,669	45,126	2,353	856,061	4,123,509
Capital expenditures	—	—	—	—	4,348	4,348

        The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2003 and 2002.

	Three months ended March 31,
(dollars in thousands)	2003	2002
Total revenues for reportable segments	$157,620	$151,480
Elimination of intersegment revenues	(27,863)	(34,957)
Elimination of taxable equivalent adjustment	(1,657)	(1,503)

Total consolidated revenues	$128,100	$115,020

Total profit or loss for reportable segments	$59,463	$45,776
Elimination of taxable equivalent adjustment	(1,657)	(1,503)

Income before income taxes	$57,806	$44,273

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

        Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as "the Company") earned $36.4 million for the quarter ended March 31, 2003, compared to $27.5 million in the first quarter last year, an increase of $8.9 million or 32.3%. Diluted earnings per share for the first quarter of 2003 were $1.05 compared to $0.79 earned in the first quarter of 2002.

        In various sections of this discussion and analysis, attention is called to the significant impacts on the Company's balance sheet and year to date income statement caused by its tax refund anticipation loans ("RAL") and refund transfer ("RT") programs. Because they relate to the filing of individual tax returns, these programs are activities primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in section below titled "Refund Anticipation Loan and Refund Transfer Programs." Included in the discussion is a summary statement of the results of operations for the programs.

        These programs comprise one of the Company's operating segments for purposes of segment reporting in Note 14 to the consolidated financial statements. As such, Management believes that separately reporting operating results for the programs is consistent with GAAP. Because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs. Management does this so that it may compare the results of the Company's traditional banking operations with the results of other financial institutions. For the last several years, the Company's Management has conducted conference calls with analysts and investors in connection with its quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing the usual performance ratios exclusive of the RAL and RT programs. The Company's Management believes analysts and investors request this information for the same reason that Management uses it internally; namely, to provide more comparability with virtually all of the rest of the Company's peers that do not operate such programs. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

        Note D to this discussion includes a table that provides a reconciliation for all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results. The table provides the consolidated number or ratio, the RAL/RT adjustment, and the number or ratio exclusive of the RAL/RT adjustment.

        In addition to the non-GAAP measures computed related to the Company's balances and results exclusive of its RAL and RT programs, this filing contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income, net interest margin and operating efficiency are calculated on a fully tax-equivalent basis ("FTE").

        Management believes that the measures calculated on a FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on a FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on a FTE basis. The FTE calculation is explained in Note A. Notes designated by a letter are found at the end of this analysis and discussion. Notes designated by a number are notes to the financial statements which they follow.

        Compared to the first quarter of 2002, net interest income (the difference between interest income and interest expense) for the first quarter of 2003 increased by $14.1 million, an increase of 23.1%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were lower compared to the first quarter of 2002. Interest on loans for the first quarter increased 18.1%, from $67.2 million for 2002 to $79.3 million for 2003. Exclusive of fees on RALs, interest and fees on loans decreased $1.0 million from the first quarter of 2002 to the first quarter of 2003 due primarily to the Federal Open Market Committee's ("FOMC") 50 basis point decrease in target Federal funds rate in November 2002.

        Average loan balances increased from $3.09 billion during the first quarter of 2002, to $3.44 billion during the same quarter of 2003, a 11.5% increase. Average RALs included in these average loans figures for 2002 and 2003 were $261 million and $468 million, respectively. Average interest-bearing deposits and liabilities increased $103.4 million or 3.4%. Despite the growth in deposits, interest expense decreased $3.3 million or 18.9% due to the lower rate environment in the first quarter of 2003 compared to 2002.

        Provision expense decreased from $14.1 million in the first quarter of 2002 to $11.6 million in the first quarter of 2003. Provision expense for loans other than RALs decreased from $9.5 million to $4.4 million for the same respective periods as the Company's nonperforming loans and potential problem loans stabilized from the prior quarter.

        Noninterest revenue increased by $2.3 million or 6.4% over the same quarter of 2002. Exclusive of the impact of fees from the refund transfer program and the gain on sale of RALs through a securitization, noninterest revenues increased $2.0 million or 16.0%. Operating expense was $44.4 million in the first quarter of 2003 compared to $39.1 million in the same quarter of 2002. An explanation of these increases is presented later in this discussion in the section below titled "Operating Expense."

        The above changes resulted in an operating efficiency ratio of 38.49% for the first quarter of 2003 compared to 39.54% for the first quarter of 2002. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2003, the Company's return on average assets ("ROA") for the first quarter was 3.13% compared to 2.54% for the first quarter of 2002, and the return on average equity ("ROE") was 39.25% compared to 33.96%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of the RAL/RT programs in both periods, the ROA was 1.24% for the first quarter of 2003, compared to 1.05%, for the same period in 2002. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the first quarter of 2003 was 60.30% and 54.95% in the first quarter of 2002.

        The increase in the operating efficiency ratio exclusive of the impact of the RAL/RT programs from the first quarter of 2002 to the first quarter of 2003 is the result of a faster rate in the growth of operating expenses than in net revenues. Reasons for this are explained in the section below titled "Operating Expense."

BUSINESS

        The Company is a bank holding company. All references to "the Company" apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. "Bancorp" will be used to refer to the parent company only. At the end of business March 29, 2002, the Company merged its major subsidiaries, Santa Barbara Bank & Trust ("SBB&T") and First National Bank of Central California ("FNB") including its affiliates South Valley National Bank and San Benito Bank ("SBB") into a single nationally chartered bank, Pacific Capital Bank, N.A. ("the Bank"). "The Bank" is intended also to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. The Bank will continue to use the four brand names listed above in their respective market areas.

The Bank is a member of the Federal Reserve System. The Bank offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

        Bancorp has four other subsidiaries. PCB Services Corporation (formerly Pacific Capital Commercial Mortgage, Inc.) was used through the middle of 2001 to broker commercial mortgages to other financial institutions and now has only insignificant activities. Pacific Capital Services Corporation is an inactive corporation. SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation are used in the automobile loan and RAL securitizations, respectively, that are described in Note 8.

FORWARD-LOOKING INFORMATION

        This quarterly report on Form 10-Q, including the discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on management's beliefs as well as assumptions made by and information currently available to the Company's management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company's income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company's control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company's income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or unforeseen consequences of military action in the Middle East; and (7) other risks detailed in the Pacific Capital Bancorp 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("2002 10-K"). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

        The principal areas in which estimates are used are as follows:

        An estimate of the amount of the probable losses incurred in the Company's loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled "Credit Quality and the Allowance for Credit Losses" and in Note 1 to the Consolidated Financial Statements presented in the Company's 2002 10-K. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate then the Company will reverse the excess allowance through provision expense in future periods.

        The Company's deferred tax assets are explained in the section below titled "Income Tax" and in Note 15 to the Consolidated Financial Statements presented in the Company's 2002 10-K. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company's net income will be reduced.

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

        The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 8 to the financial statements which this discussion accompanies. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down the residual value and a loss would have to be recognized. If later experience shows that the estimates for the prepayment and default rates are too high by a material amount, the Company would write up the residual value and a gain would be recognized.

        The Company uses estimates of the amount of residential loans that will be fully paid by borrowers before the scheduled maturity in determining the value of the mortgage servicing rights it retained despite selling the loans to other investors. Should the Company underestimate the speed of such prepayments, the value of the mortgage servicing rights will be less than their carrying amount and they will have to be written down through a charge to income. Estimates of prepayment speeds are also used in determining the estimated average life of mortgage-backed securities and collateralized mortgage obligations. Any premium paid at the time of purchase is amortized over the estimated life of the security. Prepayments by borrowers on the underlying mortgages shorten the estimated remaining life causing the premium to be amortized faster. If the Company failed to revise its estimates of prepayment speeds, the Company could have received all of the par value of its investment back and yet have unamortized premium which would have been written off in one period. Estimates for these prepayment speeds are revised monthly by the Company.

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

        Available-for-sale securities:    The fair values of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, estimates of the fair values are extrapolated from the quoted prices of similar instruments.

        Goodwill and other intangible assets:    As discussed in Note 7 to the Consolidated Financial Statements which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

        Depreciation of fixed assets:    The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company's methods of depreciation and the lives of fixed assets are described in Note 1 to the Consolidated Financial Statements presented in the Company's 2002 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

        Amortization of the cost of other assets:    The Company's methods of amortizing assets other than fixed assets are described in notes to these statements or in the 2002 10-K. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

        Stock options:    When the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year in the Company's Annual Reports on Form 10-K as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2002, had the Company elected the second method of accounting for its stock options, the impact would have been to lower net income and earnings per share by less than 1%.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). This statement requires the disclosure to be presented each quarter. The Company's disclosure is found in Note 1 to the consolidated financial statements. For the first quarter of 2003, had the Company elected the second method of accounting for its stock options, the impact would have been to lower its net income and fully diluted earnings per share by less than 1%.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company's financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Notes 1 and 12 to the consolidated financial statements.

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

        As of this writing, there seems to be no clear consensus as to whether there will be a significant impact on the nation's economy from the war in Iraq. Commentators have expressed opinions that prolonged presence of US military forces in the region would be both expensive and could provoke further terrorist actions. Either of these consequences could have an impact on the economy and therefore on the results of operations for the Company.

GROWTH TRENDS IN ASSETS AND DEPOSITS

        The table below shows the growth in average total assets and deposits since 1998. Annual averages are shown for 1998, 1999, and 2000; quarterly averages are shown for 2001, 2002, and 2003. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company's growth is better shown by the use of average balances for the periods.

TABLE 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1998	$2,631	$2,322	88.3%
1999	2,780	2,405	86.7
2000	3,666	3,141	85.7
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,390	3,691	84.1
2nd Quarter 2002	4,045	3,269	80.8
3rd Quarter 2002	4,036	3,318	82.2
4th Quarter 2002	4,161	3,448	82.9
1st Quarter 2003	4,723	3,811	80.7

        Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. Beginning in 1999, as reflected in Table 1, the Company relied more on nondeposit funding sources. Generally, these nondeposit sources of funding are primarily borrowed funds from other financial institutions. This occurred as loan growth in general exceeded deposit growth and because matching the maturities of assets (see "Interest Rate Sensitivity" below) was more easily accomplished by borrowing from the FHLB than by trying to obtain longer term certificates of deposit. Because interest rates on such borrowings are generally higher than the interest rates paid on deposits, the Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered by the rates earned on the assets acquired. However, as discussed below in the section titled "Long-term Debt, Other Borrowings, and Related Interest Expense," such borrowings may have certain advantages in a declining interest rate environment.

        While the Company has been making more use of nondeposit funding sources in the last three or four years, the percent of the Company's assets funded by deposits for the first quarter of 2003 of 80.7% is still indicative of substantially less reliance on nondeposit funding sources than the comparable figure of 68.3% for the Company's peers of $1 billion to $10 billion in assets (See Note B.)

        There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition in 2000 of Los Robles Bank added $172 million to the Company's assets and $155 million to deposits. Because the Company's mergers with FNB and SBB were accounted for by the pooling of interest method, asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above table. However, growth at these institutions subsequent to the mergers is reflected in the table above.

        Secondly, the Company's experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution's character and management in place. The impact of this reason has been less in the last several years as the frequency of acquisitions in the financial industry has slowed.

        Third, the Bank has opened two new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company acquired some of the assets and deposits of two of the branches of another financial institution on March 29, 2002.

        Average assets and deposits increase during the first quarters of each year and then generally decrease in the second quarter. The major reason for this is the Company's tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to certificates of deposit used as one of the sources of funding for the refund loans and to the outstanding checks issued for loans and transfers (See Note C).

INTEREST RATE SENSITIVITY

        Banks act as financial intermediaries. As such, they take in funds from depositors and then either lend the funds to borrowers or invest the funds in securities and other instruments. The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. On an annual basis, net interest income represents approximately 70%-75% of the Company's net revenues.

Period-to-period Comparison of Net Interest Income and Net Interest Margin

        Table 2 shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 2003 and 2002 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2002 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first quarter of 2003, real estate loans averaged $1.9 billion, interest income for them was $30.8 million, and the average rate received was 6.36%. In the quarter of 2002, real estate loans averaged $1.8 billion, interest income for them was $31.4 million, and the average rate received was 6.79%. Table 3 shows that the $563 thousand increase in interest income for these loans from the first quarter of 2002 compared to the first quarter of 2003 is the net result of a $1.4 million increase in interest income due to higher balances in 2003, and a decrease of $2.0 million due to lower rates during 2003.

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

        As shown in Table 2, the net interest margin—7.03%—and net interest income—$76.7 million—for the first quarter of 2003 were higher than the comparable figures—6.19% and $62.5 million—for the first quarter of 2002. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company's operating results and this is most pronounced during the first quarter. However, interest income from RALs is not affected by the interest rate environment. Therefore, to analyze the impact of changes in interest rates on the Company's net interest income and net interest margin, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the first quarter of 2003 was 4.97% compared to 5.03% for the first quarter of 2002 (See Note D).

        The Federal Reserve Bank's (FRB) target Federal funds rate averaged 1.75% in the first quarter of 2002 and averaged 1.25% in the first quarter of 2003. The interest rate yield curve was flatter during the first quarter of 2002 than during the first quarter of 2003 (See Note E). During the fourth quarter of 2002 and the first quarter of 2003, the Company made some changes to the composition of assets and liabilities as it responded to the lower interest rate environment. During the first quarter of 2003, a strong consensus seemed to develop among economic commentators that the FOMC would decrease rates again.

        While slightly lower than a year ago, the Company's net interest margin in the first quarter of 2003, exclusive of RALs, benefited from average earning assets increasing by $125.0 million from the first quarter of 2002 to the first quarter of 2003 compared to an increase of $28.7 million in interest bearing liabilities. In addition, the increase in earning assets occurred in the higher yielding loan and securities portfolios while the short term and overnight funds balances decreased. Specifically, compared to the first quarter of 2002, average loans for the first quarter of 2003 were $147.7 million (5.22%) higher, securities were $37.4 million (4.63%) higher, and Federal funds and other short-term investments were $60.1 million (30.8%) lower.

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES(1)

	Three months ended March 31, 2003			Three months ended March 31, 2002
(dollars in thousands)
	Balance	Income	Rate(4)	Balance	Income	Rate 4)
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%	$8,440	$50	2.40%
Federal funds sold	135,040	450	1.35%	186,724	721	1.57%

Total money market instruments	135,040	450	1.35%	195,164	771	1.60%

Securities: (2)
Taxable	679,599	7,018	4.19%	638,639	8,012	5.09%
Non-taxable	166,145	3,866	9.31%	169,676	3,965	9.35%

Total securities	845,744	10,884	5.22%	808,315	11,977	6.01%

Loans: (3)
Commercial	643,082	11,211	7.07%	674,962	13,292	7.99%
Real estate	1,935,780	30,798	6.36%	1,847,820	31,361	6.79%
Consumer	861,529	37,562	17.68%	563,489	22,603	16.27%

Total loans	3,440,391	79,571	9.38%	3,086,271	67,256	8.84%

Total earning assets	4,421,175	90,905	8.34%	4,089,750	80,004	7.93%

Non-earning assets	301,798			301,100

Total assets	$4,722,973			$4,390,850

Liabilities and shareholders' equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,502,976	2,747	0.74%	$1,338,015	2,924	0.89%
Time certificates of deposit	1,260,951	7,157	2.30%	1,377,626	11,004	3.24%

Total interest bearing deposits	2,763,927	9,904	1.45%	2,715,641	13,928	2.08%

Borrowed funds:
Repos and Federal funds purchased	138,560	471	1.38%	151,561	493	1.32%
Other borrowings	259,590	3,855	6.02%	191,488	3,124	6.62%

Total borrowed funds	398,150	4,326	4.41%	343,049	3,617	4.28%

Total interest bearing liabilities	3,162,077	14,230	1.83%	3,058,690	17,545	2.33%

Noninterest-bearing demand deposits	1,047,143			975,435
Other liabilities	137,500			27,983
Shareholders' equity	376,253			328,742

Total Liabilities and shareholders' equity	$4,722,973			$4,390,850

Interest income/earning assets			8.34%			7.93%
Interest expense/earning assets			1.31%			1.74%

Tax equivalent net interest income/margin		76,675	7.03%		62,459	6.19%
Provision for credit losses charged to operations/earning assets		11,617	1.06%		14,089	1.40%

Net interest margin after provision for credit losses on tax equivalent basis		65,058	5.97%		48,370	4.79%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,657			1,503

Net interest income		$63,401			$46,867

Consumer loans other than RALs	$393,690	$7,759	7.99%	$302,063	$5,957	7.89%

(1)
Income amounts are presented on a fully taxable equivalent basis. (See Note A)

(2)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)
Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)
Annualized.

TABLE 3—RATE/VOLUME ANALYSIS(1)(2)

	Three months ended March 31, 2003 vs March 31, 2002
(dollars in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Commercial paper	$(8,440)	$(50)	$(25)	$(25)
Federal funds sold	(51,684)	(271)	(91)	(180)

Total money market investment	(60,124)	(321)	(116)	(205)

Securities:
Taxable	40,960	(994)	(1,484)	490
Non-taxable	(3,531)	(99)	(17)	(82)

Total securities	37,429	(1,093)	(1,501)	408

Loans:
Commercial loans	(31,880)	(2,080)	(1,475)	(605)
Real estate loans	87,960	(563)	(2,003)	1,440
Consumer loans	298,040	14,959	2,106	12,853

Total loans	354,120	12,316	(1,372)	13,688

Total earning assets	331,425	10,902	(2,989)	13,891

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	164,961	(177)	(520)	343
Time certificates of deposit	(116,675)	(3,847)	(2,978)	(869)

Total interest bearing deposits	48,286	(4,024)	(3,498)	(526)

Borrowed funds:
Repos and Federal funds purchased	(13,001)	(22)	21	(43)
Other borrowings	68,102	731	(303)	1,034

Total borrowed funds	55,101	709	(282)	991

Total interest bearing liabilities	$103,387	(3,315)	(3,780)	465

Tax Equivalent Net Interest Income		$14,217	$791	$13,426

Consumer loans other than RALs	$91,627	$1,802	$72	$1,730

(1)
Income amounts are presented on a fully taxable equivalent basis.

(2)
The change not solely due to volume or rate has been prorated into rate and volume components. The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

Measuring Interest Rate Sensitivity

        Because such large proportions of the Company's balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage the sensitivity of the value of its financial instruments and its earnings to changes in interest rates. Measurement is done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus the specified assumed changes in rates.

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

        To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate "shocks" on the Company's asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company's net interest income and net economic value are "at risk" (would deviate from the base level—Note G) if rates were to change in this manner.

        Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company's December 31, 2002, and March 31, 2003 balances indicate that the Company's net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

TABLE 4—RATE SENSITIVITY

	Shocked by -2%	Base Case (in thousands)	Shocked by +2%
As of December 31, 2002
Net interest income	(14.82)%	$225,119	+6.41%
Net economic value	+25.54%	$470,522	(25.76)%
As of March 31, 2003
Net interest income	(15.36)%	$218,323	+11.10%
Net economic value	+17.18%	$503,772	(7.20)%

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

        The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. In other words, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument equal to the rate on new instruments. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument's coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable (more costly) to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

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

        For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a "static" balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company's non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. With respect to the differences between the December 31, 2002 and the March 31, 2003 results for net interest income, the change is due primarily to the changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages. With respect to net economic value, the change is due primarily to changes in the assumptions regarding the duration of nonmaturity deposits and prepayment speeds.

        As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

        The Company's exposure to interest rate risk and how it addresses this risk is discussed in more detail in Management's Discussion and Analysis in the 2002 10-K.

DEPOSITS AND RELATED INTEREST EXPENSE

        While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying the table, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the loans. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Table 2 reflect this higher rate.

        The table below shows the major categories of deposits as of March 31, 2003 and 2002 and as of December 31, 2002. This table does not show as much difference between total deposits as of December 31, 2002 and March 31, 2003 as is shown between the average deposits for the fourth quarter of 2002 and for the first quarter of 2003. Most of the deposits used to fund the RAL program mature within the first quarter and so are included in the average balance but not in the period-end balance.

TABLE 5—CATEGORIES OF DEPOSITS

(dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Noninterest bearing deposits	$867,220	$823,883	$807,058
Interest bearing deposits:
NOW accounts	446,102	452,863	403,482
Money market deposit accounts	838,025	801,274	741,654
Other savings deposits	256,513	241,383	228,776
Time certificates of $100,000 or more	761,710	723,802	670,785
Other time deposits	470,446	472,872	503,716

Total deposits	$3,640,016	$3,516,077	$3,355,471

        The table below shows the interest expense for the major categories of deposits for the three-month periods ended March 31, 2003 and 2002.

TABLE 6—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the Three-Month Periods Ended March 31,
(dollars in thousands)	2003	2002
NOW accounts	$106	$178
Money market deposit accounts	2,372	2,407
Other savings deposits	269	339
Time certificates of $100,000 or more	3,828	5,134
Other time deposits	3,329	5,870

Total interest on deposits	$9,904	$13,928

LOANS AND RELATED INTEREST INCOME

        The table in Note 5 to the consolidated financial statements which this discussion accompanies shows the balances by loan type for March 31, 2003, December 31, 2002, and March 31, 2002. The end-of-period loan balances as of March 31, 2003 have increased by $3.0 million compared to December 31, 2002 and by $150.2 million compared to March 31, 2002. Of this increase from year-end 2002, $52.0 million relates to RALs. The RALs are included in consumer loans in the table in Note 5 to the consolidated financial statements. Because this program relates to tax refunds, there were no such loans in the portfolio at December 31, 2002. Included in consumer loans in the table for March 31, 2002 are $39.6 million in RALs. Exclusive of RALs, loans have increased by $137.8 million year over year.

        Within the average balance of consumer loans in Table 2 are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2.

        Without the effect of tax refund loans, average yields for loans for the three-month period ended March 31, 2003 was 6.79%, and for the three-month period ended March 31, 2002 was 7.27%. The decreases in average rates earned in 2003 compared to 2002 is reflective of the FOMC's November 2002 50 basis point decrease in interest rates. Along with most other financial institutions, the Company decreased its prime rate to reflect the change in market rates.

        Most of the residential real estate loans held are adjustable rate mortgages (ARMS) that have initial "teaser" rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

        The allowance for credit losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1 to the 2002 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5 to the financial statements.

Loan Grading

        Part of the methodology used by the Company to determine the adequacy of the allowance for credit losses involves grading loans. The Company uses a 10-point scale. Grades 1 through 5 are considered "Pass" grades and there are no specific credit concerns regarding the loans to which these grades have been assigned. Grade 6 is also considered a "Pass" grade, but there is some factor which causes the Company to monitor them more closely. Generally this factor does not pertain to the specific loan, but instead relates to the industry or geography in which the customer does business.

        Grades 7 and 8 correspond to the regulatory designations of "Special Mention" and "Substandard." They are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, generally the factor or situation has occurred and continuation of the situation will cause default by the customer. Some of the Grade 8 loans will be classified as nonaccrual, i.e., the Company will not be recognizing interest on the loans and all payments will be applied to principal.

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

        However, not all problem or potential problem loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, their loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note F). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate or even improve—it is to be expected that credit quality measurements may lag economic indicators. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 because the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening. It has been the experience of the Company that not only does the increase in nonperforming loans lag indicators that show a slowdown in economic activity, nonperforming loans to commercial customers are likely to be classified as such for a longer period of time than special mention or substandard loans. This occurs because the triggering event must be removed or overcome and a new pattern of performance must emerge before the grading will be improved. This may only occur some months after the economy demonstrably improves. Similarly, charge-offs, the last step in migration, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

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

        The Company defines "potential problem loans" as loans graded 7 and loans graded 8 on which the Company is still accruing interest. "Nonperforming loans" are those loans graded 8 that are not accruing interest or are loans 90 days or more delinquent but still accruing interest and loans graded 9. RALs are charged off if not paid within 4 weeks so at March 31, there are none delinquent enough to be classified as potential problem loans or nonaccrual.

        The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 9 to economy, the impact of RALs tends to obscure the trends of other loans as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 7 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they discussed separately in the section below titled "Refund Anticipation Loan and Refund Transfer Programs."

TABLE 7—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Including RALs:
Potential problem loans	$126,297	$122,730	$127,188	$177,969	$174,587	$138,253
Nonperforming loans	$58,075	$61,527	$49,786	$31,495	$20,700	$20,119
Net charge-offs	$11,446	$3,967	$2,276	$1,299	$7,236	$2,022
Allowance for credit losses	$53,992	$53,821	$55,341	$59,122	$55,725	$48,872
Provision expense for loans	$11,617	$2,447	$(1,505)	$4,696	$14,089	$7,007
Exclusive of RALs:
Potential problem loans	$126,297	$122,730	$127,188	$177,969	$174,587	$138,253
Nonperforming loans	$58,075	$61,527	$49,786	$31,495	$20,700	$20,119
Net charge-offs	$4,326	$4,592	$2,935	$1,619	$3,527	$3,258
Allowance for credit losses	$53,903	$53,821	$55,341	$59,122	$54,807	$48,872
Provision expense for loans	$4,408	$3,072	$(846)	$5,934	$9,462	$8,837

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

        As the impact of the economic slowdown continued into the fourth quarter of 2001, the Company placed more of its commercial and commercial real estate loans in grades 7 and 8 as specific situations that could cause default were identified or actually occurred. However, payments were continuing to be made on time and so there was only a slight increase in nonperforming loans. The Company increased its allowance through additional provision expense to recognize the increase in probable losses incurred in the portfolio. In addition, additional provision expense addressed the increase in charge-offs in the consumer and small business portfolios.

        Potential problem loans continued to increase in the first quarter of 2002, but commercial and commercial real estate customers were still making their payments and there was no increase in nonperforming loans. Charge-offs exclusive of RALs remained virtually identical to the preceding quarter. The Company again increased its allowance to provide for the additional probable losses estimated to be occurring with the increase in the potential problem loans.

        During the second quarter of 2002 there was a stabilization in the potential problem loan balances as the loans downgraded into this classification about equaled the amount being upgraded to a pass grade or being classified as nonaccrual because of additional doubt as to the customer's ability to fully pay the debt. Nonperforming loans increased in the second quarter of 2002 compared to the first, but charge-offs decreased. The increase in nonperforming loans led to $4.3 million in additional allowance to be provided. However, with the lower charge-off amount, this was provided with an expense charge at roughly two thirds what it had been in the prior two quarters.

        In the third quarter of 2002, potential problem loans decreased by $50.7 million. Three loans with total outstanding balances of approximately $30 million were either upgraded or were repaid. This improvement in credit quality or repayment provided approximately $1.7 million in allowance that was then available for other loans. In addition, approximately $2.1 million of other potential problem loans were upgraded. The Company also reclassified $18.3 million from potential problem loans to nonaccrual loans. Approximately $16 million of this increase related to one loan. Weaknesses in this loan had been identified in the first quarter of 2002 and the Company had provided allowance for it in excess of the normal historical loss rate for its then current grade in both the first and second quarters of 2002. When the Company specifically reviews a credit for probable loss, it attempts to estimate both the probability of the loss and the amount of the loss. Based on its assessment during the third quarter of the probability that loss had occurred in this loan, the Company recognized that while the estimated loss was no greater than its estimate had been in the second quarter, the loss was more certain. It therefore classified the loan as nonaccrual but did not provide more allowance for the loan than it had provided in the second quarter. This situation is not unusual in instances where the loan is collateralized. Better information about the cash flows of the borrower may be obtained such that it becomes more certain that the borrower will default. However, the value of the collateral remains the same and therefore the estimate of the amount of the allowance necessary to cover any loss also does not change. Lastly, there was a net increase in loans outstanding which would normally require an increase in the allowance for credit losses.

        The net result of these actions was to lower the amount of the allowance considered necessary to cover probable losses estimated to have been incurred in the loan portfolio. This was accomplished by reversing $846,000 from our allowance for credit losses through a negative provision expense for loans other than RALs.

        As explained in detail in the notes to the Company's 2002 10-K, loans not specifically reviewed each quarter have an allowance provided for them by applying historical loss rates to outstanding balances. These historical loss rates are modified based on a number of factors described in the 2002 10-K. Among these are the Company's judgment of current economic conditions in its market areas, because the historical loss rates cover periods of economic expansion and contraction. For example, if it is the Company's judgment that economic conditions have deteriorated during the quarter, then it will increase the allowance over what would be necessary simply based on historical loss rates on the assumption that more losses are likely to have occurred in the portfolios than would otherwise be the case. At the end of the third quarter of 2002, the best information available to the Company indicated that while recovery had not begun in its market areas, economic conditions had stabilized. In the Company's methodology for determining an adequate allowance for credit losses, this resulted in a lower need for provision expense compared to prior quarters when the Company had concluded that the economy was deteriorating.

        In the fourth quarter of 2002, the economy appeared to stabilize with most economic forecasts predicting no significant further deterioration, but rather just a longer time until recovery. The Company experienced higher charge-offs in the fourth quarter compared to the third, some new potential problem loans, and a $15 million loan was classified as nonaccrual. Like the loan mentioned above that was reclassified as nonaccrual in the third quarter of 2002, this loan was performing according to contractual terms. This loan is well-collateralized. However, there was enough uncertainty regarding the borrowers ability to continue to keep the loan current that the Company determined that it was not appropriate to continue to accrue interest on it. Also, as with the loan in third quarter, the Company had already provided in previous quarters for any expected loss. Consequently, provision expense was not impacted by the change in classification of this loan.

        In the first quarter of 2003, there was not much change in the economic outlook as most companies seemed unwilling to commit to expansion while the military situation in the Mideast remained unclear. For the Company, potential problem loans, nonperforming loans, and charge-offs remained at the approximately the same levels as the previous quarter.

        The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of March 31, 2003 and 2002.

TABLE 8—ALLOCATION OF ALLOWANCE

(dollars in thousands)	March 31, 2003	March 31, 2002
Doubtful	$8,550	$4,567
Substandard	14,229	14,103
Special Mention	6,114	8,537

Total	$28,893	$27,207

        Table 9 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the first quarter of 2003 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for "potential problem loans" so while the Company's totals for the last six quarters are shown in the Table 7, peer comparisons are not available.

        As with Table 7, the Company's ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 9—ASSET QUALITY

(dollars in thousands)	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$380	$1,709	$5,958	$4,056	$1,609
Nonaccrual loans	57,695	59,818	43,828	27,439	19,091

Total nonperforming loans	58,075	61,527	49,786	31,495	20,700
Foreclosed collateral	438	438	—	—	—

Total nonperforming assets	$58,513	$61,965	$49,786	$31,495	$20,700

Allowance for credit losses other than RALs	$53,903	$53,821	$55,341	$59,122	$54,807
Allowance for RALs	89	—	—	—	918

Total allowance	$53,992	$53,821	$55,341	$59,122	$55,725

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.79%	1.82%	1.94%	2.05%	1.94%
Coverage ratio of allowance for credit losses to nonperforming loans	93%	87%	111%	188%	269%
Ratio of nonperforming loans to total loans	1.92%	2.08%	1.74%	1.09%	0.72%
Ratio of nonperforming assets to total assets	1.32%	1.47%	1.22%	0.78%	0.50%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	29.28%	29.21%	31.27%	28.23%	28.53%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.81%	1.78%	1.90%	2.05%	1.93%
Coverage ratio of allowance for credit losses to nonperforming loans	93%	87%	111%	188%	265%
Ratio of nonperforming loans to total loans	1.95%	2.04%	1.71%	1.09%	0.73%
Ratio of nonperforming assets to total assets	1.38%	1.47%	1.22%	0.78%	0.51%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	29.24%	29.21%	31.27%	28.23%	28.06%
FDIC PEER GROUP RATIOS: (Note B)
Coverage ratio of allowance for credit losses to total loans	n/a	1.74%	1.79%	1.81%	1.79%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	164%	163%	173%	161%
Ratio of nonperforming loans to total loans	n/a	1.06%	1.10%	1.04%	1.11%
Ratio of nonperforming assets to total assets	n/a	0.72%	0.74%	0.73%	0.77%

        Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of nonperforming loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology. Also shown for comparative purposes are the Company and peer ratios of nonperforming loans to total loans and nonperforming assets to total assets.

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

        The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. The Company's ratio of allowance for credit losses compared to nonperforming loans at March 31, 2003 (93%) was lower than the ratio for its peers (164%) at December 31, 2002. Approximately $31 million of the nonperforming loans are comprised of the two nonaccrual loans specifically mentioned above. Approximately $7 million of the allowance is allocated to them.

        The following table shows the types of loans included among nonperforming and potential problem loans as of March 31, 2003.

TABLE 10—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$20,913	$7,283
Agricultural	2,003	7,671
Home equity lines	612	3,907
1-4 family mortgage	2,537	13,372
Multifamily	—	756
Non-residential, nonfarm	17,946	46,485
Commercial and industrial	10,644	35,414
Leases	1,952	8,044
Other Consumer Loans	1,468	3,086
Other	—	279

Total	$58,075	$126,297

Charge-offs

        Table 11 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 11—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2003 YTD Annualized	2002	2001	2000	1999
Pacific Capital Bancorp (including tax refund loans)	1.35%	0.50%	0.48%	0.46%	0.37%
Pacific Capital Bancorp (excluding tax refund loans)	0.59%	0.44%	0.33%	0.33%	0.23%
FDIC Peers (Note B)	n/a	0.88%	1.03%	0.70%	0.68%

        At the date this discussion was prepared, most economic analysts do not seem to expect any significant recovery during the remainder of 2003. If the pace of recovery is slow, the Company expects that potential problem loans will remain stable and nonperforming loans will remain stable or show slight improvement. Nonetheless, charge-offs might be higher in the second half of 2003 than the annualized rate for the first quarter. As noted in previous reports, Management believes that the slow or recessionary economy of the last two years has lasted long enough that the ability of some customers to pay their loans has been irreparably damaged. The Company is not aware of additional significant loans which are likely to be classified as nonperforming in the next several quarters.

Conclusion

        The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Company's 2002 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2003 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

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

        As shown in Table 2, the average balance of these short-term investments for the first three months of 2003 was less than for the first three months of 2002. With the very low target interest rate for Federal funds (1.25%) established by the FOMC during the last quarter of 2002, there was an incentive to invest any available cash in other instruments to improve the yield. With liquidity readily available through low cost borrowings, the Company did not need to keep as high a balance in liquid assets to fund the RAL program or manage its liquidity position.

SECURITIES

        In the first quarter of 2003 the Company averaged approximately $286 million in collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs") compared to $112 million in the first quarter of 2002. Both types of securities represent the right to receive interest and principal payments from underlying mortgages. Some of these securities were purchased at a premium. As with any purchased premium on securities, the premium is amortized against interest income over the life of the security. The amortization lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBSs the calculation is more complicated. The amortization is based on paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance they paid off must immediately be amortized against income. Second, their prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

        Prepayment speeds increased substantially during 2002 and the first quarter of 2003 as interest rates remained at relatively low levels. In the first quarter of 2003, the Company amortized approximately $1.2 million of premium (0.42% of the average balance) compared to $38,000 in the first quarter of 2002 (0.03% of the average balance). This accounts for about two-thirds of the reduction in the average rate for taxable securities in Table 2 from 5.09% for the first quarter of 2002 to 4.19% for the first quarter of 2003.

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

        Table 12 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them over the last seven quarters. The increased amounts in the first quarters of 2002 and 2003 are obvious in this table.

TABLE 12—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (dollars in millions)

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
June 2001	$92.1	3.10%	2.4%
September 2001	70.7	3.45%	1.9%
December 2001	69.1	1.47%	1.8%
March 2002	151.6	1.32%	3.5%
June 2002	90.7	1.49%	2.2%
September 2002	57.6	1.75%	1.4%
December 2002	36.0	1.10%	0.9%
March 2003	138.6	1.38%	2.9%

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

        Treasury Tax and Loan demand notes, borrowings from the FRB, advances from the FHLB, and the senior and subordinated notes are reported on the Consolidated Balance Sheets as long-term debt and other borrowings.

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

Long-Term Debt:

        SBB&T and FNB were both members of the FHLB and could obtain short-term advances for liquidity purposes as well as the longer-term borrowings they completed for interest rate risk management. With the consolidation of SBB&T and FNB into the Bank at the end of the first quarter of 2002, the bank charters were surrendered and the memberships were terminated. A new application was made by the Bank for membership in the FHLB, but the application could not be processed until financial statements were prepared for the combined entity for the first quarter of 2002. Rather than lose this source of liquidity during the application process, Management had the two banks borrow $50 million in advances from the FHLB just prior to the consolidation. This additional borrowing is partially the cause of the higher balances in other borrowings during the second quarter of 2002. These advances were repaid in June when they matured. The Bank's application for membership in the FHLB was also approved in June.

        Table 13 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 13—LONG-TERM DEBT (dollars in millions)

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
June 2001	$118.0	6.09%	3.1%
September 2001	172.7	6.90%	4.6%
December 2001	175.8	6.51%	4.6%
March 2002	181.4	6.89%	4.1%
June 2002	268.8	5.80%	6.6%
September 2002	251.3	6.10%	6.2%
December 2002	253.2	6.27%	6.1%
March 2003	256.9	6.08%	5.4%

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

NONINTEREST REVENUE

        Noninterest revenue consists of income earned other than interest. The largest individual component of noninterest revenue is the fees earned on tax refund transfers, about 90% of which occur in the first quarter. These fees and other operating income and expense of the tax refund programs are explained below in the section titled "Refund Anticipation Loan and Refund Transfer Programs." The $10.2 million gain on sale of RALs that occurred in the first quarter of 2002, and the $8.0 million gain on sale that occurred in the first quarter of 2003, are also discussed in detail in "Refund Anticipation Loan and Refund Transfer Programs."

        Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. Service charges have increased along with the growth in deposit balances. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees decreased $145,000 or 4.0% from the same quarter a year ago as the equity markets have declined.

        Other categories of noninterest revenue include various service charges, fees, and miscellaneous income.

OPERATING EXPENSE

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

        Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. Almost all of the bonuses for employees responsible for the RAL/RT business are accrued in the first quarter when the income is earned. With pretax income from the programs up 37% over last year, the bonus accrual for 2003 is also higher.

        Staff size is closely monitored in relation to the growth in the Company's revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2003 and 2002.

TABLE 14—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended March 31,
	2003	2002
Salary and benefits as a percentage of net revenues	20.69%	20.50%
Salary and benefits as a percentage of average assets	0.50%	0.45%

        Included within salaries and benefits are sales commissions. A number of the Company's sales staff are paid exclusively or almost exclusively by commissions based on sales. With residential loan volume up substantially, commissions for that department have increased by approximately $434,000 over the same quarter of 2002.

        Included within benefits are payroll taxes. Payroll taxes for the first quarter of 2003 were $535,000 higher than the total for the first quarter of 2002. Payroll taxes are not due until salaries and bonuses are paid. Some of the increase in payroll taxes relates to exempt salary adjustments, the majority of which take place in the first quarter and some relate to the bonuses paid in 2003 for 2002 performance. Net income for 2002 increased by 33.4% over net income for 2001, whereas net income for 2001 was 9.0% more than net income for 2000. Consequently, the bonus paid in 2003 was higher than the amount paid in 2002 for 2001 performance, and the payroll taxes paid in the first quarter of 2003 were correspondingly higher than those paid in the first quarter of 2002.

        Included within benefits is the Company's workers' compensation insurance expense. Most companies in California have seen substantial increases over the last year or so in the cost of this coverage. The Company's expense for the first quarter of 2003 increased $185,000 or 115% over the first quarter of 2002.

        Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

        The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

        The following table shows some of the major items of operating expense for the three-months ended March 31, 2003 and 2002 that are not specifically listed in the consolidated statements of income.

TABLE 15—OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2003	2002
Noninterest expense
Marketing	$901	$583
Consultants	1,473	965
Amortization of core deposit intangibles	212	2

        Consultant expense in the three-month period ended March 31, 2003 is higher than in corresponding periods of 2002. The Company has engaged consultants to assist it in meeting the new regulatory requirements discussed in the section below titled "Regulation."

        The core deposit intangible was recognized in connection with the purchase of the deposits from another financial institution on March 29, 2002. The amortization expense shown in the table for the first quarter of 2002 relates to a previous branch acquisition done in 1996.

        A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the Summary above, the Company's operating efficiency ratio for the first quarter of 2003 was 38.49% compared to 39.54% for the first quarter of 2002. Stated differently, this means that the Company recognized about one cent less in operating expenses to earn each dollar of net revenues in the first quarter of 2003 than in the same period of 2002. The Company's first quarter ratios are significantly impacted by the large amount of income generated each first quarter by the RAL and RT programs. When the components of this ratio are adjusted by the amounts shown in Table 19 in Note D, the operating ratio for the Company for the first quarter of 2003 exclusive of RAL/RT results was 60.30% compared to 54.95% in the first quarter of 2002.

        Table 15 and the text in this section mention the categories of operating expense in the first quarter of 2003 that exceeded the amounts recognized in the same period of 2002.In all, noninterest expense (the numerator of the ratio) increased 14.2% while net revenues (the denominator) increased 4.1%.

        The reason for the lower rate of growth in net revenues is primarily the current economy-the lower interest rate environment impacts net interest income and the problematic outlook impacts the stock market and therefore trust fees. As explained in the section "Interest Rate Sensitivity," while average earning assets exclusive of RALs were up by 3.3%, tax equivalent net interest income, affected by the lower rates and accelerated prepayments, was up only 1.9%.

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

        Immediate liquidity is provided by the prior day's balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during RAL/RT season. At March 31, 2003, the Company's immediate liquidity was substantially in excess of the 5% target.

        Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At March 31, 2003, the Company's intermediate liquidity was adequate to meet all projected needs.

        Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company's policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At March 31, 2003, the Company's long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

        The Company sold approximately $23 million of commercial real estate loans in early 2002. These sales were completed to test the liquidity of portions of its loan portfolio. Just as the Company occasionally borrows funds on its uncommitted lines from other financial institutions simply to test the availability of funds under those lines, the Company occasionally sells portions of its loan portfolio it would otherwise keep to test its ability to liquidate that portion of the portfolio should it be necessary.

        As discussed below in the section titled "Refund Anticipation Loan and Refund Transfer Programs," the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

        The following table presents a comparison of several important amounts and ratios for the three-month periods ended March 31, 2003 and 2002.

TABLE 16—CAPITAL RATIOS

	Three-month Periods Ended March 31,
(dollars in thousands)	2003	2002	Change
Amounts:
Net Income	$36,418	$27,524	$8,894
Average Total Assets	$4,722,973	$4,390,850	$332,123
Average Total Equity	$376,253	$328,742	$47,511
Ratios:
Equity to Total Assets (period end)	9.08%	8.25%	0.83%
Annualized Return on Average Assets	3.13%	2.54%	0.59%
Annualized Return on Average Equity	39.25%	33.96%	5.29%

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

        Capital must be managed at both the Company and at the bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as "well capitalized", the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of March 31, 2003, the Company's total risk-based capital ratio was 12.74%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets. As of March 31, 2003, Tier I capital was 10.42% of risk adjusted assets and 7.54% of average tangible assets.

        The total risk-based capital ratio of 12.74% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled "Other Borrowings, Long-term Debt and Related Interest Expense," this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continue to grow.

        While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary Bank to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank's ability to pay dividends is governed by federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its second year of operations, the Bank is limited to its 2002 and 2003 earnings. Earnings to date in 2002 and 2003 are more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.20 per share.

        In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds were used to repay the note issued to partially fund the purchase of Los Robles Bank, to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and provided some of the funds used to repurchase shares of the Company's stock during the second half of 2001 and the first quarter of 2002 under a $20 million repurchase plan approved by the Company's Board of Directors.

        In the second quarter of 2002, the Board of Directors authorized a second stock buy back plan. The plan provided for up to $20 million to be used to repurchase shares of the Company's stock from time to time as Management deemed the price to be favorable. As of March 31, 2003, the Company had repurchased approximately 685,000 shares at an average price of $26.14 per share for a total price of $17.9 million under this plan. In March 2003 the Board of Directors authorized another $20 million to be used to repurchase shares of the Company's stock from time to time as Management deems the price to be favorable.

        Dividends are paid each quarter in February, May, August and November. The quarterly dividend rate was $0.18 per share until the first quarter of 2003. It was increased to $0.20 per share in the second quarter of 2003. The dividend rate is reviewed each quarter and increases are periodically authorized to stay within the Company's target range of a payout ratio of 35%-40% of net income.

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

REGULATORY ENVIRONMENT

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

        While financial institutions have been required by regulation to report large cash transactions to assist in preventing money laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be "suspicious." To comply with this new level of reporting requirement, the Company has installed new "rule-based" software to detect suspicious activity. The Company has also implemented new manual procedures for detecting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

        Provisions in the Sarbanes-Oxley Act of 2002 require all public companies to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies' independent auditors will be required to attest to management's assertion in 2003 annual reports relating to the effectiveness of the companies' disclosure controls in ensuring financial reporting that appropriately reflect companies' financial condition and results of operations. This requirement is expected to significantly increase audit fees for companies as companies seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

        Provisions in the Sarbanes-Oxley Act of 2002 require all public companies to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies' independent auditors will be required to attest to management's assertion in 2003 annual reports relating to the effectiveness of the companies' disclosure controls in ensuring financial reporting that appropriately reflect companies' financial condition and results of operations. This requirement is expected to increase salaries as staff time is devoted to this project in addition to their normal business responsibilities and to significantly increase audit fees for companies as they seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

        Since 1992, the Company has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees are required by GAAP to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer's tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

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

        The Company's volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and it expects to process approximately 4.5 million transactions in 2003. The product mix for the program in 2002 was one third RALs, two thirds RTs. The product mix for 2003 is expected to be about the same.

        While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company's activities and results of operations during the first three months of 2002 and 2003. These impacts and other details of the programs are discussed in the following five sections.

Seasonality Impact on Earnings:

        Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year's net income. For 2002, the first quarter's net income was 36.8% of the net income for the year. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the "traditional" banking activities with peer ratios.

Funding Sources:

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

        The certificates of deposit were issued with terms of two, three, and six months. Funding exclusively with two-month terms would have been preferable because the funding need is concentrated in only the first three weeks of February, but they were not available in sufficient quantity.

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

        The same mix of funding was used in the first quarter of 2002. However, the securitization was structured as a sale of the loans. This required a different accounting for fees and expenses related to the loans which were securitized. These loans represented about one half of the total loans. This different accounting is described below. The securitization was completely paid off in the first quarter of 2002.

        In general, as the volume of the program has increased, the cost of the funding has increased relative to overnight funds, but the funding has also become more efficient in better matching the funding to the specific days needed.

        For the first quarter of 2003, the Company used the same sources as in 2002 with the addition of a committed Federal funds line obtained from another financial institution. This line provided up to $400 million on an overnight basis. The Company was also able to use one month CDs exclusively. This helped to concentrate funding only in the period when needed. The securitization was structured essentially as in the prior year but was for a slightly smaller amount and fewer loans were sold into it to minimize this most expensive of funding sources.

Fees for Services:

        The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, which are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate (APR) computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer's fee does not change.

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

Risks Associated with the Program:

        There are risks related to the programs related to credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk.

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

        As discussed in Note 11 of the financial statements, the Company is currently involved in two lawsuits related to the RAL program. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

        Concern has been expressed by consumer advocates regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because they are outstanding for a short time. When the fee is annualized in the APR computation, a high APR is computed. It is Management's position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company's point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products. (Note H)

Accounting for the RAL Securitization:

        As indicated above, the securitization arrangement used in 2002 and 2003 involved a "true" sale of the loans into the securitization vehicle. Under the terms of the securitization, the loans were sold for their face amount less a discount representing the Company's retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the sold loans not paid by the IRS would be charged against the Company's retained portion until that amount was exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization are not included in Table 2 and the fees received on them are not included in either Table 2 or Table 3.

        For the RAL securitization, with the exception of the fees charged to the Company for the securitization, the only accounting impact from securitizing a portion of the loans is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company's securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statements of income as noninterest revenue. The cash flows associated with these RALs are the fee income received from the customer, the interest expense paid to fund the loans, and the provision expense for defaulted loans.

        Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale that accelerates income recognition. In the case of the RAL securitization, because it is initiated and closed within the same quarter, there is no acceleration of income, and the amount of income is the same as it would be if the loans were not sold. Because of the securitization, fees which otherwise would be reported as interest income are reported in the gain account.

        The Company would incur interest expense and fees to obtain funding for these loans if they were not sold. To the extent that the fees associated with the securitization are more or less than fees would be on similarly sized credit facility, the expenses would differ from what would be experienced if the loans were not sold. However, in general, the only impact on expenses by securitizing the loans is to change the reporting of these charges from interest expense to an offset against the gain on sale.

        The default rate of the loans is unaffected by whether they are sold, and in both years, defaulted loans were less than the Company's retained interest, so the only impact of the securitization on defaulted loans is to reclassify the loss from provision expense to an offset against the gain on sale.

        The following table summarizes the components of the gain on sale of RAL loans for the first quarters of 2003 and 2002.

TABLE 17—RAL GAIN ON SALE SUMMARY

	Three Months Ended March 31,
(dollars in thousands)	2003	2002
RAL fees	$12,472	$14,023
Fees paid to investor	(612)	(1,018)
Commitment fees paid	(800)	(900)
Provision expense	(3,029)	(1,935)

Net gain on sale of RAL loans	$8,031	$10,170

Summary of Operating Results

        The following table summarizes operating results for the RAL and RT programs for the first quarters of 2003 and 2002.

TABLE 18—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2003	2002
Interest income from RALs	$29,803	$16,646
Interest expense on funding	(1,557)	(1,713)
Intersegment revenues	1,455	3,500
Internal charge for funds	(2,377)	(609)

Net interest income	27,324	17,824
Provision for credit losses—RALs	(7,209)	(4,627)
Refund transfer fees	16,460	13,968
Gain on sale of loans	8,031	10,170
Operating expense	(4,816)	(8,359)

Income before taxes	$39,790	$28,976

Charge-offs	$9,142	$5,807
Recoveries	(2,022)	(2,098)

Net charge-offs	$7,120	$3,709

Credit Losses

        The allowance table in Note 5 to the financial statements shows the activity in the allowance for RAL losses separate from the activity for other loans. Based on experience from prior years, many of the loans may yet be paid during the remainder of this year or during the 2004 filing season. While the charge-offs above do not include the $3.0 million charged-off for RALs sold into the securitization, any recoveries received on those loans accrue to the Company.

        Following past practice, the Company expects to charge-off any remaining uncollected refund loans by June 30. There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

        Charge-offs in 2002 had been exceptionally low, approximately 83 basis points compared to 130-150 in prior years. This was a result of a variety of factors, most significantly the extra credit review steps taken by the Company and fewer loans being selected by the IRS for review. A higher proportion of loans appears to be delinquent at the end of the first quarter of 2003 than in the prior year and the Company expects net charge-offs to be approximately 95 basis points by the end of the second quarter. Part of the reason for this is that with charge-offs lower in the prior year, relatively fewer recoveries from 2002 have been collected compared to recoveries made in 2002 from prior years charge-offs. The Company will be reviewing payment patterns in the second quarter to ascertain other reasons for this.

Expectations for the Remainder of 2003

        Additional loans and transfers were made between the end of the first quarter of 2003 and the tax filing deadline of April 15. This activity represents a small proportion of the total activity for the season, but some additional revenues will be generated from this activity. Because the Company does not recognize interest income on the loans or transfer income until the IRS has remitted the refunds to it, there will also be some revenue recognized from loans and transfers made prior to March 31, 2003. The Company also continues to process small numbers of RTs subsequent to April 15 each year.

        During the first quarter, the Company charged-off most loans that had been outstanding more than four weeks. In addition it provided an allowance for credit loss in an amount estimated to cover losses on the remaining outstanding loans. During the second quarter, the Company will likely receive payments on some of these loans that were charged off and on loans charged off in prior years. In addition, some of the outstanding loans which appeared collectible at March 31 will become delinquent and need to be charged off. These activities will require adjustments to the provision for credit loss by charging or crediting income for the second quarter. Management does not anticipate that the adjustments will be significant. As in prior years, any outstanding loans will be charged off at June 30. Since there will be no refund loans outstanding after June 30 against which an allowance should be provided, collections that are eventually received on these loans will be recognized as a reduction of RAL provision expense.

        Lastly, during the second quarter, as well as during the rest of 2003, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.

NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        Note A—For Tables 2 and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company's incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as "Tax equivalent income included in interest income from non-taxable securities and loans."

        Note B—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company's information. For this quarter, the peer information is for the fourth quarter of 2002. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

        Note C—Most of the loans or transfers are paid to the taxpayer by means of a cashier's check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

        Note D—The three tables below shows the balances and amounts of interest income and expense that are excluded in computing the amounts and ratios disclosed in various sections of Management's Discussion and Analysis:

TABLE 19—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RAL

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$861,529	$467,839	$393,690	$474,830	$261,426	$213,404
Average loans	3,440,391	467,839	2,972,552	3,086,271	261,426	2,824,845
Average total assets	4,722,973	345,977	4,376,996	4,390,850	261,638	4,129,212
Average earning assets	4,421,175	467,839	3,953,336	4,089,750	261,426	3,828,324
Average certificates of deposit	2,763,927	40,947	2,722,980	2,715,641	212,521	2,503,120
Average interest bearing liabilities	3,162,077	40,947	3,121,130	3,058,690	(33,789)	3,092,479
Consumer loans interest income	37,562	29,803	7,759	21,411	16,646	4,765
Loan interest income	79,322	29,803	49,519	67,196	16,646	50,550
Interest income	89,248	29,803	59,445	78,501	16,646	61,855
Interest expense	(14,230)	(1,557)	(12,673)	(17,545)	(1,713)	(15,832)
Net interest income	75,018	28,246	46,772	60,956	14,933	46,023
Net interest income (tax equivalent)	76,675	28,246	48,429	62,459	14,933	47,526

TABLE 20—RATIOS INCLUDING AND EXCLUDING RAL/RT

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	3.13%	1.24%	2.54%	1.05%
Operating efficiency	38.49%	60.30%	39.54%	54.95%
Net interest margin	7.03%	4.97%	6.19%	5.03%

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

	2003 YTD Annualized	2002	2001	2000	1999
Total Including RALs
Net charge-offs	$11,446	$14,778	$12,924	$10,908	$7,088
Average loans	$3,440,391	$2,942,082	$2,678,225	$2,388,740	$1,908,227

Ratio	1.35%	0.50%	0.48%	0.46%	0.37%

Total Excluding RALs
Net charge-offs	$4,326	$12,673	$8,730	$7,741	$4,427
Average loans	$2,972,552	$2,874,091	$2,619,325	$2,328,576	$1,895,836

Ratio	0.59%	0.44%	0.33%	0.33%	0.23%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Noninterest revenue	$38,852	$26,709	$12,143	$36,519	$25,829	$10,690
Operating expense	44,447	7,956	36,491	39,113	7,159	31,954
Provision for credit losses	(11,617)	(7,209)	(4,408)	(14,089)	(4,627)	(9,462)
Provision for income tax	(21,388)	(16,732)	(4,656)	(16,749)	(12,184)	(4,565)
Net income	36,418	23,058	13,360	27,524	16,792	10,732

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

        Note E—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis and maturities on the X-axis. The line that connects the points will normally be a curve sloping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally, the slope (or a portion of the slope) inverts and short-term rates are actually higher than long term rates.

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

        Note G—The base case amount for net interest income is not the Company's forecast of the net interest income for the next twelve months. As indicated in the text, the computation assumes a static balance sheet. That is, the product mix remains as it currently is, with financial instruments that mature within the next twelve months being replaced by similar instruments at current market rates.

        Note H—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,600. The Company expects that it will charge-off an average of about 95 basis points. 95 basis points for an average loan would be $24.70. Expressed as an APR, the $24.70 would be 34.7%. Funding and processing costs are incurred in addition to the credit costs.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has been named in a lawsuit filed by certain tax preparers. The suit is described in Note 11 to the Consolidated Financial Statements which this discussion accompanies. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

        The Company has been named in a class action lawsuit related to the cross-collection agreement it has with other providers of refund anticipation loans. The suit is also described in Note 11. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

        The Company has been named in a lawsuit filed by certain customers. The suit is also described in Note 11. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

        The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of matters to a vote of security holders:

        No matters were submitted to a vote of security holders in the first quarter of 2003.

        The Company's Annual Meeting of stockholders was held on April 22, 2003. A total of 34,512,117 shares of common stock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders:

        Election of Directors:

        The following 12 directors were elected:

	Votes For		Votes Withheld
Edward E. Birch	29,109,769	84.35%	306,274
Richard M. Davis	29,089,694	84.29%	326,349
Richard S. Hambleton, Jr.	29,117,896	84.37%	298,147
Dale E. Hanst	29,084,404	84.27%	331,639
D. Vernon Horton	29,121,524	84.38%	294,519
Roger C. Knopf	29,046,469	84.16%	369,574
Clayton C. Larson	29,108,390	84.34%	307,653
Gerald T. McCullough	29,016,781	84.08%	399,262
Richard A. Nightingale	29,116,897	84.37%	299,176
Kathy J. Odell	29,084,119	84.27%	331,924
David W. Spainhour	29,086,685	84.28%	329,358
William S. Thomas, Jr.	29,121,385	84.38%	294,658

        Ratification of appointment of PricewaterhouseCoopers as the Company's independent accountants:

        The shareholder vote was:

	Votes	% of Shares Voting
For	29,103,086	98.92%
Against	44,048	0.15%
Abstain	274,681	0.93%

	Number	% of Share Outstanding
Non-votes	5,090,302	14.75%

Item 5. Other information

        None

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibit Index:

Exhibit Number	Item Description
4.1	Amended and Restated Stockholders Rights Agreement, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent.
10.1	Pacific Capital Bancorp Management Retention Plan as amended effective February 27, 2003.
99.1	Certifications of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    There were no current reports on Form 8-K filed with the Securities and Exchange Commission during the first quarter of 2003.

    The following current report on Form 8-K was filed with the Securities and Exchange Commission during the second quarter of 2002.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	April 23, 2003
Press release announcing earnings for first quarter of 2003.

Shareholders may obtain a copy of any exhibit by writing to:

    Carol Kelleher
    Assistant Corporate Secretary
    Pacific Capital Bancorp
    P.O. Box 60839
    Santa Barbara, CA 93160-0839

71

SIGNATURES

        Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President Chief Executive Officer	May 13, 2003

/s/ DONALD LAFLER Donald Lafler Executive Vice President Chief Financial Officer	May 13, 2003

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

Date: May 13, 2003	/s/ WILLIAM S. THOMAS, JR. William S. Thomas, Jr. President and Chief Executive Officer

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

Date: May 13, 2003	/s/ DONALD LAFLER Donald Lafler Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART 1 FINANCIAL INFORMATION
  Item 1
FINANCIAL STATEMENTS PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (dollars and share amounts in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Income (Unaudited) (dollars and share amounts in thousands except per share amounts)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited) (dollars in thousands)
PACIFIC CAPITAL BANCORP AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements March 31, 2003 (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of matters to a vote of security holders
  Item 5. Other information
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES
Certification
Certification