Form 10-Q
period 2003-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2003-08-13
CIK 357264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock - As of July 22, 2003 there were 34,343,563 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets June 30, 2003 and December 31, 2002

Consolidated Statements of Income Three and Six-Month Periods Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows Six-Month Periods Ended June 30, 2003 and 2002

Consolidated Statements of Comprehensive Income Three and Six-Month Periods Ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	June 30, 2003	December 31, 2002
Assets:
Cash and due from banks	$130,498	$151,540
Federal funds sold and securities purchased under agreements to resell	45,700	—

Cash and cash equivalents	176,198	151,540
Securities (Note 4):
Held-to-maturity	64,910	65,846
Available-for-sale, at fair value	1,114,952	803,429
Loans, net of allowance of $50,031 at June 30, 2003 and $53,821 at December 31, 2002 (Note 5)	2,947,845	2,965,999
Premises and equipment, net	70,763	67,367
Accrued interest receivable	18,738	19,104
Goodwill (Note 7)	30,048	30,048
Other intangible assets (Notes 7 and 8)	3,639	4,270
Other assets (Note 6)	111,370	111,610

Total assets	$4,538,463	$4,219,213

Liabilities:
Deposits:
Noninterest bearing demand deposits	$847,596	$823,883
Interest bearing deposits	2,780,835	2,692,194

Total Deposits	3,628,431	3,516,077
Federal funds purchased and securities sold under agreements to repurchase	22,463	29,723
Long-term debt and other borrowings (Note 10)	418,011	264,969
Accrued interest payable and other liabilities	61,619	37,369

Total liabilities	4,130,524	3,848,138

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 34,339 outstanding at June 30, 2003 and 34,550 at December 31, 2002)	8,588	8,641
Surplus	88,015	94,314
Accumulated other comprehensive income (Note 9)	18,023	11,561
Retained earnings	293,313	256,559

Total shareholders’ equity	407,939	371,075

Total liabilities and shareholders’ equity	$4,538,463	$4,219,213

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$50,295	$53,101	$129,617	$120,297
Securities	9,735	10,923	19,211	21,457
Federal funds sold and securities purchased under agreements to resell	402	129	852	850
Commercial paper	—	—	—	50

Total interest income	60,432	64,153	149,680	142,654

Interest expense:
Deposits	9,382	11,422	19,286	25,350
Securities sold under agreements to repurchase and Federal funds purchased	71	337	542	830
Other borrowed funds	4,029	3,897	7,884	7,021

Total interest expense	13,482	15,656	27,712	33,201

Net interest income	46,950	48,497	121,968	109,453
Provision for credit losses (Note 5)	2,635	4,696	14,252	18,785

Net interest income after provision for credit losses	44,315	43,801	107,716	90,668

Non interest revenue:
Service charges on deposits	3,847	3,470	7,570	6,924
Trust fees	3,509	3,374	7,023	7,033
Refund transfer fees	3,075	2,468	19,535	18,127
Other service charges, commissions and fees, net	3,868	2,724	8,805	4,906
Net gain on sale of tax refund loans	—	—	8,031	10,170
Net gain on securities transactions	604	—	664	69
Other income	674	695	2,801	2,021

Total noninterest revenue	15,577	12,731	54,429	49,250

Operating expense:
Salaries and benefits	19,395	18,122	42,937	38,089
Net occupancy expense	3,593	3,201	7,097	6,658
Equipment expense	2,601	1,937	4,767	3,831
Other expense	13,350	9,504	28,585	23,299

Total operating expense	38,939	32,764	83,386	71,877

Income before income taxes	20,953	23,768	78,759	68,041
Provision for income taxes	7,554	8,546	28,942	25,295

Net income	$13,399	$15,222	$49,817	$42,746

Earnings per share -basic (Note 3)	$0.39	$0.44	$1.45	$1.23
Earnings per share -diluted (Note 3)	$0.39	$0.43	$1.43	$1.22
Average number of shares - basic	34,366	34,815	34,437	34,859
Average number of shares - diluted	34,717	35,005	34,754	35,013
Dividends declared per share	$0.20	$0.17	$0.38	$0.33
Dividends paid per share	$0.20	$0.17	$0.38	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six-Month Periods Ended June 30,
	2003	2002
Cash flows from operating activities:
Net Income	$49,817	$42,746
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,940	4,266
Provision for credit losses	14,252	18,785
Net amortization of discounts and premiums for securities and commercial paper	1,526	(1,349)
Net change in deferred loan origination fees and costs	(411)	183
Net gain on sales and calls of securities	(664)	(69)
Change in accrued interest receivable and other assets	(3,669)	(23,635)
Change in accrued interest payable and other liabilities	24,250	23,087

Net cash provided by operating activities	90,041	64,014

Cash flows from investing activities:
Proceeds from sales of AFS securities	48,102	3,238
Proceeds from calls, maturities, and partial paydowns of AFS securities	141,664	102,298
Proceeds from calls and maturities of HTM securities	2,680	8,502
Purchase of AFS securities	(492,952)	(194,400)
Proceeds from sale or maturity of commercial paper	—	50,000
Purchase of commercial paper	—	(49,950)
Net increase (decrease) in loans made to customers	4,313	(87,165)
Purchase or investment in premises and equipment	(7,911)	(7,026)

Net cash used in investing activities	(304,104)	(174,503)

Cash flows from financing activities:
Net increase (decrease) in deposits	112,354	(132,459)
Net (decrease) increase in borrowings with maturities of 90 days or less	(7,260)	125,000
Proceeds from long-term debt and other borrowing	174,700	59,500
Payments on long-term debt and other borrowing	(21,658)	(6,503)
Cash paid for retirement of stock	(9,574)	(8,920)
Proceeds from issuance of common stock	3,222	2,314
Dividends paid	(13,063)	(12,270)

Net cash provided by financing activities	238,721	26,662

Net increase (decrease) in cash and cash equivalents	24,658	(83,827)
Cash and cash equivalents at beginning of period	151,540	230,957
Cash and cash equivalents at end of period	$176,198	$147,130

Supplemental disclosure:
Interest paid during period	$27,947	$33,796
Income taxes paid during period	$17,200	$24,150

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2003	2002	2003	2002

Net income	$13,399	$15,222	$49,817	$42,746

Other comprehensive income (Note 9):
Unrealized gain on securities:
Unrealized holding gains arising during period	4,914	13,510	11,815	8,108
Less: reclassification adjustment for gains included in net income	604	—	664	69
Less: income tax expense related to items of other comprehensive income	1,812	5,681	4,689	3,380

Other comprehensive income	2,498	7,829	6,462	4,659

Comprehensive income	$15,897	$23,051	$56,279	$47,405

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2003

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (“the Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are used for the transactions described in Note 8. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

Prior to March 29, 2002, Bancorp had two wholly owned bank subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”). SBB&T and FNB were merged on that date to form PCBNA. “The Bank” is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. PCBNA continues to use the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various market areas.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2002 have been reclassified to be consistent with the reporting for 2003.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

On April 23, 2002, the Company’s Board of Directors approved a 4 for 3 stock split. The stock split was payable June 11, 2002 to shareholders of record May 21, 2002. All per share amounts have been retroactively restated.

Securities

The Company’s securities are classified as either “held-to-maturity” or “available-for-sale.” Securities for which the Company has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade.

Loans

Nonaccrual Loans – When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest income. Generally, the Company stops accruing interest when the loan has become delinquent by more than 90 days.

Impairment – Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

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

GAAP recognizes that some impaired loans may have risk characteristics that are unique to the individual borrower and other impaired loans may have risk characteristics in common with other impaired loans. In the former case, the creditor is expected to apply the measurement methods mentioned in the preceding paragraph on a loan-by-loan basis. In the latter case, the creditor is allowed to aggregate those loans and use historical statistics in measuring the amount of the valuation allowance needed. Because the loans currently identified as impaired by the Company have unique risk characteristics, the valuation allowance disclosed in Note 5 for impaired loans is determined on a loan-by-loan basis.

Allowance for other loans – The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of “impairment” but for which repayment is nonetheless uncertain; and (3) probable losses incurred in the various loan portfolios, but which have not been specifically identified as of the period end.  The amounts of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”).

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

Origination fees – The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of June 30, 2003 and December 31, 2002, the Company held some properties which it had obtained from foreclosure, which because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero. In addition to the properties written down to zero, at December 31, 2002, the Company also held one property with a carrying amount of $438,000. This property was sold in the second quarter of 2003.

Goodwill and Other Intangible Assets

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is recorded within the Community Banking segment (Note 14). Prior to the effective date of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the purchased goodwill was being amortized over 10 and 15 year periods. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at June 30, 2003 or December 31, 2002.

Loan Sales and Mortgage Servicing Rights

Some of the residential loans sold are sold “servicing released” and the purchaser takes over the collection of the payments. However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans sold, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

Comprehensive Income

Components of comprehensive income are changes in the equity accounts other than those changes resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets net of income tax effect as accumulated other comprehensive income.

When an available-for-sale security is sold, a realized gain or loss will be included in net income and, therefore, in comprehensive income. Consequently, the recognition of any unrealized gain or loss for that security that had been included in comprehensive income in an earlier period must be reversed in the current period to avoid including it twice. These adjustments are reported in the Consolidated Statements of Comprehensive Income as a reclassification adjustment for gains or losses included in net income.

Segment Disclosure

While the Company’s products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Tax Refund Programs, and Fiduciary. The remaining activities of the Company are reported in a segment titled “All Other.”

Information regarding how the Company determines its segments is provided in Note 26 to the Consolidated Financial Statements included in the Company’s 2002 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.

Stock-Based Compensation

GAAP permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. The first method—termed the “fair value” method—requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

The second method is termed the “intrinsic value” method. Under this accounting method, if options are granted at an exercise price equal to the market value of the stock at the time of the grant, no compensation expense is recognized. GAAP requires that issuers that elect the second method must present pro forma disclosures of net income and earnings per share as if the first method had been elected. The Company uses this second method.

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002 would have been as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Net Income, as reported	$13,399	$15,222	$49,817	$42,746
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(167)	(192)	(182)	(208)
Pro forma net income	$13,232	$15,030	$49,635	$42,538

Earnings Per Share:
Basic - as reported	$0.39	$0.44	$1.45	$1.23
Basic - pro forma	$0.39	$0.43	$1.44	$1.22
Diluted - as reported	$0.39	$0.43	$1.43	$1.22
Diluted - pro forma	$0.38	$0.43	$1.43	$1.21

For purposes of this computation for the first quarter of 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.57%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.02083
Expected volatility 5 years:	0.02258
Expected dividend:	$0.84 per year

New Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accountants Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company adopted this statement January 1, 2003. The Company has no plans to exit or dispose of any of its segments or lines of business and therefore does not anticipate that adoption of the statement will result in any material impact on the Company’s results of operations, financial position, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting And Disclosure Requirements of Guarantees (“FIN 45”). This interpretation clarifies previously issued pronouncements. Additional disclosure regarding certain guarantees is required and is provided in Note 11 with respect to the guarantees the Company issues in the course of business with commercial customers with the characteristics included in this interpretation. FIN 45 requires the recognition of the fair market value of the liability incurred in the issuance of these guarantees. However, the implementation did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), permitted two methods of accounting for stock options granted to employees. Because information for prior years was not readily available when SFAS 123 was adopted, only prospective application was permitted. That is, companies adopting the “fair value” method recommended by SFAS 123 were not permitted to restate prior year results as if the statement had been adopted as of the earliest year presented in the financial statements.

SFAS 148 now permits companies voluntarily changing to the “fair value” method to choose between the current prospective transition method and two other transition approaches if the change occurs in 2002 or 2003. After 2003, companies voluntarily changing to the “fair value” method will have to use one of the two new transition approaches. The Company is still considering whether to change to the “fair value” method, and, if so, the appropriate way to address in the valuation of the options in the absence of the transferability of options assumed in the standard valuation models.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Certain disclosure requirements of this interpretation are effective for December 31, 2002 financial statements. The accounting requirements are effective for existing entities beginning July 1, 2003 and for newly formed entities beginning February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

In May 2003 the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of these instruments would have been classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For the Company that would be July 1, 2003. The Company holds no such financial instruments and the implementation of SFAS 150 will have no impact on its consolidated financial statements.

The Company has two special-purpose entities used for the securitizations described in Note 8. The special-purpose entity used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity (“QSPE”) as described in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company discloses them under the provisions of SFAS 140.

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46, and is consolidated with the Company.

In the structure of this securitization, the loans are sold by the special-purpose entity to securitization conduits established by two financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits are variable interest entities within the scope of FIN 46. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding other types of loans purchased from other financial institutions. Therefore, the Company concludes that consolidation of these conduits with the Company would not be required by FIN 46 because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held.

Management does not believe that the Company has an interest in or is the primary beneficiary of any other such entities. Therefore the implementation of FIN 46 has not had any impact on Company’s results of operations, financial position, or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). The provisions of SFAS No.149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively.

The Company does not expect that adoption of this statement will have any material impact on the Company’s results of operations, financial position, or cash flows.

Derivative Instruments

The Company has established policies and procedures to permit limited types and amounts of derivative instruments to help manage its interest rate risk. At various times, the Company has entered into interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms.

The Company has also established policies and procedures to sell derivatives, specifically interest rate swaps, to customers to assist them in managing their interest rate risk. Generally these customers have wanted to protect themselves from rising rates. Depending on the notional amount of the swap, the Company will cover its position with an interest rate swap purchased from another counterparty with equal but opposite terms so as not to incur any additional interest rate risk. With smaller transactions that mitigate the Company’s current interest rate risk position, the Company will not cover its position. The Company’s policy limits both the individual notional amount and the aggregate notional amount of these covered and uncovered derivatives.

The Company engages in a very small number of foreign exchange contracts with customers. These may be either spot or future contracts. Future contracts are always covered by an offsetting contract with another counterparty so that there is no risk of loss from changes in the relative price of currencies over the term of the contract.

Other types of derivatives are permitted by the Company’s policies, but have not been utilized.

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

2.  BUSINESS COMBINATIONS

The Company’s last acquisitions of financial institutions occurred in 2000. One of these was accounted for as a pooling-of-interests. All amounts reported in these notes and the accompanying discussions for the years prior to 2001 have been restated as if this combination had occurred prior to the earliest year for which amounts are reported. A second combination was accounted for as a purchase. The goodwill recorded in connection with this combination is discussed in Note 7.

The Company also acquired the deposits and certain loans of two branches of another financial institution in 2002. This acquisition and the core deposit intangible resulting from it are discussed in Note 7.

3.  EARNINGS PER SHARE

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options. Stock options with an exercise price greater than the average market price during the period have been excluded from the computations below because they are anti-dilutive.

The computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2003 and 2002, was as follows (share and net income amounts in thousands):

	Three-month Periods		Six-month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2003
Numerator—Net Income	$13,399	$13,399	$49,817	$49,817

Denominator—weighted average shares outstanding	34,366	34,366	34,437	34,437

Plus: net shares issued in assumed stock option exercises		351		317

Diluted denominator		34,717		34,754

Earnings per share	$0.39	$0.39	$1.45	$1.43
Anti-dilutive options excluded		5		63
Period ended June 30, 2002
Numerator—Net Income	$15,222	$15,222	$42,746	$42,746

Denominator—weighted average shares outstanding	34,815	34,815	34,859	34,859
Plus: net shares issued in assumed stock option exercises		190		154

Diluted denominator		35,005		35,013

Earnings per share	$0.44	$0.43	$1.23	$1.22
Anti-dilutive options excluded		76		102

The sum of the diluted earnings per share for the first quarter of 2003 of $1.05 and for the second quarter of 2003 of $0.39 is $1.44 which exceeds the diluted earnings per share of $1.43 reported for the six-months period ended June 30, 2003. This anomaly is the result of rounding.

4.  SECURITIES

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

	June 30, 2003			December 31, 2002
(dollars in thousands)	Held-to- Maturity	Available- for-Sale	Total	Held-to- Maturity	Available- for-Sale	Total
Net carrying amount:
In one year or less	$9,930	$118,100	$128,030	$3,564	$135,541	$139,105
After one year through five years	6,370	588,616	594,986	13,291	417,354	430,645
After five years through ten years	15,093	263,969	279,062	14,997	29,317	44,314
After ten years	33,517	113,371	146,888	33,994	201,267	235,261

Total Securities	$64,910	$1,084,056	$1,148,966	$65,846	$783,479	$849,325

Estimated fair value:
In one year or less	$10,351	$119,467	$129,818	$3,608	$137,421	$141,029
After one year through five years	7,160	605,751	612,911	14,388	431,744	446,132
After five years through ten years	18,351	265,434	283,785	17,422	29,970	47,392
After ten years	41,113	124,300	165,413	39,198	204,294	243,492

Total Securities	$76,975	$1,114,952	$1,191,927	$74,616	$803,429	$878,045

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(in thousands)	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2003
Held-to-maturity:
State and municipal securities	$64,910	$12,065	$—	$76,975

	64,910	12,065	—	76,975

Available-for-sale:
U.S. Treasury obligations	110,223	3,519	—	113,742
U.S. agency obligations	238,005	12,012	(11)	250,006
Collateralized mortgage obligations	50,591	208	(246)	50,553
Mortgage-backed securities	548,730	4,084	(1,227)	551,587
Asset-backed securities	27,785	985	—	28,770
State and municipal securities	108,722	12,002	(430)	120,294

	1,084,056	32,810	(1,914)	1,114,952

	$1,148,966	$44,875	$(1,914)	$1,191,927

	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
Held-to-maturity:
State and municipal securities	$65,846	$8,770	$—	$74,616

	65,846	8,770	—	74,616

Available-for-sale:
U.S. Treasury obligations	66,550	2,421	—	68,971
U.S. agency obligations	303,579	10,552	(11)	314,120
Collateralized mortgage obligations	108,089	1,095	(163)	109,021
Mortgage-backed securities	176,933	2,637	(58)	179,512
Asset-backed securities	28,372	233	(212)	28,393
State and municipal securities	99,956	4,550	(1,094)	103,412

	783,479	21,488	(1,538)	803,429

	$849,325	$30,258	$(1,538)	$878,045

The Company does not expect to realize any of the unrealized gains or losses related to the securities in the held-to-maturity portfolio. It is the Company’s intent to hold these securities to maturity at which time the par value will be received.

Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

5.  LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The balances in the various loan categories are as follows:

(dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Real estate:
Residential - 1 to 4 family	$695,564	$691,160	$679,367
Non-residential and multi-family residential	927,657	816,974	752,530
Construction	168,442	289,017	312,989
Commercial loans	647,716	653,655	625,149
Home equity loans	124,732	116,704	102,412
Consumer loans	273,673	288,040	240,143
Leases	137,037	134,104	134,539
Municipal tax-exempt obligations	23,055	30,166	30,410

Total loans	2,997,876	3,019,820	2,877,539
Allowance for credit losses	50,031	53,821	59,122

Net loans	$2,947,845	$2,965,999	$2,818,417

The amounts reported in the table above for June 30, 2002 and December 31, 2002 for the categories of Commercial and Nonresidential Real Estate are different from the amounts previously reported for those categories. As part of the process of reorganizing its business lines as described in Note 26 to its 2002 10-K, the Company is reclassifying some of the loans from Commercial to Nonresidential real estate to better recognize the purpose of the loans rather than the organizational unit in which they were recorded.

The loan balances at June 30, 2003, December 31, 2002 and June 30, 2002 are net of approximately $4,902,000, $5,313,000, and $5,090,000 respectively, in deferred net loan fees and origination costs.  The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of June 30, 2003, December 31, 2002 and June 30, 2002:

(dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Loans identified as impaired	$49,486	$47,470	$48,264
Impaired loans for which a valuation allowance has been established	$40,862	$41,304	$48,264
Amount of valuation allowance for impaired loans	$12,745	$7,546	$7,281
Impaired loans for which no valuation allowance has been established	$8,624	$6,166	$—

The following table discloses additional information about impaired loans for the three and six-month periods ended June 30, 2003 and 2002:

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
(dollars in thousands)	2003	2002	2003	2002
Average amount of recorded investment in impaired loans for the year	$51,789	$29,777	$50,196	$20,296
Interest recognized during the period for impaired loans	$10	$272	$11	$310

The valuation allowance for impaired loans of $12.7 million as of June 30, 2003 is included within the allowance for credit losses of $50.0 million in the “All Other Loans” column in the statement of changes in the allowance account as of June 30, 2003 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
For the six months ended June 30, 2003:
Balance, December 31, 2002	$53,821	$—	$53,821
Provision for credit losses	3,109	11,143	14,252
Credit losses charged against allowance	(10,476)	(13,712)	(24,188)
Recoveries added to allowance	3,577	2,569	6,146

Balance, June 30, 2003	$50,031	$—	$50,031

For the quarter ended June 30, 2003:
Balance March 31, 2003	$53,903	$89	$53,992
Provision for credit losses	(1,299)	3,934	2,635
Credit losses charged against allowance	(4,551)	(4,570)	(9,121)
Recoveries added to allowance	1,978	547	2,525

Balance, June 30, 2003	$50,031	$—	$50,031

For the six months ended June 30, 2002:
Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	15,396	3,389	18,785
Credit losses charged against allowance	(7,131)	(6,615)	(13,746)
Recoveries added to allowance	1,985	3,226	5,211

Balance, June 30, 2002	$59,122	$—	$59,122

For the quarter ended June 30, 2002:
Balance March 31, 2002	$54,807	$918	$55,725
Provision for credit losses	5,934	(1,238)	4,696
Credit losses charged against allowance	(2,732)	(808)	(3,540)
Recoveries added to allowance	1,113	1,128	2,241

Balance, June 30, 2002	$59,122	$—	$59,122

6.  OTHER ASSETS

Included in other assets on the balance sheets at June 30, 2003 and December 31, 2002, are deferred tax assets of $15.4 million and $19.6 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision expense. The Company cannot necessarily deduct its provision expense in its tax return in the same year in which it is recognized for financial statements. Provision expense is deductible for income tax purposes only as loans are actually charged-off.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at both June 30, 2003 and December 31, 2002 is $30.0 million. The goodwill is recorded within the Community Banking segment. Also recorded on the balance sheet at June 30, 2003 is $0.8 million in originated mortgage servicing rights discussed in Note 8 and an intangible asset of $2.9 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. The assets and liabilities purchased were moved to nearby branches of the Bank and the other financial institution closed their offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.3 million with accumulated amortization of $1.4 million. The Company has determined the $2.9 million must be specifically allocated to the value of the core deposits acquired, and it is recorded within the Community Banking segment.

Amortization expense over the next five years on this core deposit intangible and current other intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense

2003		$425
2004		$850
2005		$850
2006		$696
2007		$12
Thereafter		$17

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

As of June 30, 2003, pertinent data related to this securitization is as follows:

(in thousands)
Principal amount outstanding	$12,102
Retained interest	$2,266
Principal amount of delinquencies greater than 30 days	$146

From inception and for the three and six-month periods ended June 30, 2003:

(in thousands)	From Inception	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net credit losses	$569	$6	$43
Cash flows received for servicing fees	$427	$18	$40
Cash flows received on retained interest	$1,872	$140	$300

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At June 30, 2003
Discount rate	11%	8%
Prepayment rate	26.85%	38.96%
Weighted average life of prepayable assets	51 months	24 months
Default rate	1.00%	1.90%

The impact of changes on these assumptions to the carrying amount of the retained interests have been reflected in the Company’s statements of financial position and results of operations.

The calculation of the balance of retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)		Change in Retained Interest

Retained Interest	$2,266
Default rate:
10 basis points higher		$(13)
10 basis points lower		$14
Discount rate:
1% higher		$(34)
1% lower		$34
Prepayment rate:
4% higher		(165)
4% lower		166

The balance of the retained interest is marginally sensitive to the changes in the default rate and the discount rate. The balance is significantly sensitive to increases in the prepayment rate because of the relatively short term of the weighted-average life of the loans.

The Company’s consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar duties on its own obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2002 and 2003 sold RALs into a multi-seller conduit, backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2002 and 2003, all loans sold into the securitization were either repaid or charged-off, and no securitization-related balances remained.

Originated Mortgage Servicing Rights

The Company sells some of the residential mortgages it originates and, for some of these sold loans servicing is retained. As of June 30, 2003, the Company serviced $127.1 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (originated mortgage servicing rights or “OMSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected which approximates fair value. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrower of these loans reduces the value of the OMSR because the Company will not receive servicing fees for as long as it would if the loan was paid back over the original term. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans.

As of December 31, 2002, the value of the Company’s OMSR was $995,000. During the first quarter of 2003, the rate of prepayments on these loans increased. The Company wrote down the value of the servicing rights by $444,000 to reflect the smaller amount of fees that would be collected. This was in addition to the normal amortization expense for the quarter. The Company also reduced the expected term over which servicing fees would be received for loans sold in the second quarter of 2003. This reduced the value attributed to the OMSR added in the second quarter and no further write down was deemed necessary. The value of the OMSR at June 30, 2003 was $789,000.

9.  COMPREHENSIVE INCOME

The following tables show the individual components of other comprehensive income and the tax impact of each.

	For the Three-Month Period Ended June 30, 2003			For the Three-Month Period Ended June 30, 2002
(dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	$4,914	$2,066	$2,848	$13,510	$5,681	$7,829
Less: reclassification adjustment for gains included in net income	604	254	350	—	—	—

Other comprehensive income (loss)	$4,310	$1,812	$2,498	$13,510	$5,681	$7,829

	For the Six-Month Period Ended June 30, 2003			For the Six-Month Period Ended June 30, 2002
(dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	$11,815	$4,968	$6,847	$8,108	$3,409	$4,699
Less: reclassification adjustment for gains included in net income	664	279	385	69	29	40
Other comprehensive income (loss)	$12,479	$5,247	$7,232	$8,177	$3,438	$4,739

10. LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings included the following items:

(dollars in thousands)	June 30, 2003	December 31, 2002
Federal Home Loan Bank advances	$335,600	$176,000
Treasury Tax & Loan amounts due to Federal Reserve Bank	6,411	12,969
Subordinated debt issued to the Bank	36,000	36,000
Senior debt issued by the Bancorp	40,000	40,000

Total	$418,011	$264,969

The Federal Home Loan Bank (“FHLB”) advances have the following maturities: $64.1 million in 1 year or less; $185.0 million in 1 to 3 years, and $86.5 million in more than 3 years. The senior debt is due in July 2006 and the subordinated debt is due in July 2011. The Treasury Tax and Loan notes are due on demand.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company had previously disclosed a suit cited as Tax Authority, Inc. v. Jackson Hewitt, Inc. and Santa Barbara Bank and Trust. The Company was dismissed from the suit with no settlement costs.

The Company is a defendant in a class action lawsuit brought on behalf of persons who lost funds from their Individual Retirement Accounts (“IRAs”) which were invested with Mr. Reed Slatkin, an individual. Mr. Slatkin has pled guilty to having operated a fraudulent scheme which defrauded hundreds of investors. The Company is the custodian of approximately 30 self-directed IRA accounts. The participants of the accounts specifically directed the Trust Division of the Company to invest their IRA funds in a limited partnership operated by Mr. Slatkin. The participants each signed a written investment direction in which they directed the Company to invest their funds in the Slatkin limited partnership, stated that they had verified the security of the investment and the financial strength of the partnership, and held the Company harmless for any and all claims or loss resulting from the investment. Some of the participants are plaintiffs in this lawsuit which was filed in the Superior Court in Los Angeles on May 16, 2002, as Young, et al v. Santa Barbara Bank and Trust. The Company has removed the case to the Federal District Court in Los Angeles. The plaintiffs are seeking compensation from the Company for the loss of funds that were invested in the Slatkin limited partnership at their direction. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender.  The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc.  The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed.  This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer.  The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara, and the motion has been granted. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender.  The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco,

California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust.  The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with the RT customer and is specifically authorized and agreed to by the customer.  The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees.  The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Securities and Loans Pledged as Collateral

Securities totaling approximately $780.2 million and $792.2 million at June 30, 2003 and 2002, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $603.2 million and $687.1 million at June 30, 2003 and 2002, respectively, were pledged to the FHLB as security for borrowings.

Letters of Credit and Other Contractual Commitments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

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

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any significant losses will arise from such draws, unless there are significant changes in the financial condition of the customer’s since the commitment was made.

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company’s prime or base lending rate. These rates vary with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of June 30, 2003 and December 31, 2002, the contractual notional amounts and the maturity of these instruments are as follows:

(dollars in thousands)	As of June 30, 2003					As of December 31, 2002
	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$272,784	$82,250	$21,498	$56,012	$432,544	$519,385
Consumer lines of credit	1,694	217	375	149,441	151,727	131,087
Standby letters of credit	27,354	27,371	5,294	3,010	63,029	66,777

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the allowance is included in other liabilities. In the second quarter of 2003, the Company added $2.1 million to the allowance. The addition relates to two letters of credit extended to a customer whose financial condition changed significantly enough that it would be unable to meet the financial obligations for which the letters of credit are support. The current balance of the allowance is $5.3 million, $4.7 million of which relates to the above mentioned customer.

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of June 30, 2003.

(dollars in thousands)	As of June 30, 2003					As of December 31, 2002
	Less than one year	One to three years	Three to five years	More than five years	Total

Deposits *	$3,362,110	$218,137	$47,186	$998	$3,628,431	$3,516,077
Borrowings	92,974	185,000	114,000	48,500	440,474	294,692
Purchase obligations	234	1,448	—	—	1,682	2,187
Non-cancelable lease expense	8,047	13,065	10,495	7,308	38,915	41,316

*                                         Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less than One Year time range.

12. DERIVATIVE INSTRUMENTS

The Company had one swap in place at the end of the second quarter of 2003 for managing its own interest rate risk. That swap is related to a specific loan and qualifies as a fair value hedge. The notional amount of this hedge at June 30, 2003 was $28.9 million with a fair value loss of approximately $277,000. This loss is exactly offset by an increase in the value of the loan because the swap and loan have identical terms.

In addition to the interest rate swap into which the Company has entered to manage its own interest rate risk, the Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of June 30, 2003, these swaps had a notional amount of $60.9 million and a fair value of $1.9 million. To avoid increasing its own interest rate risk entering into these swap agreements, the Company entered into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its interest rate risk position. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution may default on its obligation. In the second quarter of 2003, one of the Company’s customers defaulted on its payments due under the swap agreement. The collateral supporting this swap is also pledged to support loans made by the Company which are not current, so the Company took a charge to write off the value of the swap.

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

Repurchase Agreements, Federal Funds Purchased, and Other Borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities. When issued, the senior and subordinated notes had a coupon rate at a spread above U.S. Treasury securities of comparable maturity. The fair value of these notes is estimated by applying approximately the same spread to the rates current in the market for U.S. Treasury securities of comparable maturity.

Derivatives

Fair values for derivative financial instruments are based upon quoted market prices where available. In the case of certain options and swaps which are not available in the market, pricing models are used.

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

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2003 and December 31, 2002, are as follows:

	As of June 30, 2003		As of December 31, 2002
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$130,498	$130,498	$151,540	$151,540
Federal funds sold	45,700	45,700	—	—
Money market funds	—	—	—	—
Securities available-for-sale	1,114,952	1,114,952	803,429	803,429
Securities held-to-maturity	64,910	76,975	65,846	74,616
Net loans	2,947,845	3,014,627	2,965,999	3,103,098
Derivatives	1,942	1,942	—	1,718
Total financial assets	4,305,847	4,384,694	3,986,814	4,134,401
Financial liabilities:
Deposits	3,628,431	3,645,403	3,516,077	3,526,666
Long-term debt, FHLB Advances	411,600	431,461	252,000	268,821
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	28,874	28,877	42,691	42,699
Derivatives	2,601	2,601	(843)	875
Total financial liabilities	4,071,506	4,108,342	3,809,925	3,839,061

14. SEGMENT DISCLOSURE

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker. Information regarding how the Company determines its segments is provided in Note 26 to the Consolidated Financial Statements included in the Company’s 2002 10-K

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended June 30, 2003
Revenues from external customers	$31,113	$24,411	$5,293	$3,595	$13,219	$77,631
Intersegment revenues	15,219	—	215	295	12,322	28,051

Total revenues	$46,332	$24,411	$5,508	$3,890	$25,541	$105,682

Profit (Loss)	$18,745	$15,094	$(237)	$1,988	$(13,015)	$22,575
Interest income	23,992	24,023	1,572	—	12,467	62,054
Interest expense	8,514	—	21	—	4,947	13,482
Internal charge for funds	7,748	7,236	288	5	12,774	28,051
Depreciation	949	41	132	27	1,338	2,487
Total assets	1,667,488	1,567,338	77,856	1,494	1,224,287	4,538,463
Capital expenditures	—	—	—	—	2,967	2,967

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended June 30, 2002
Revenues from external customers	$29,945	$27,394	$4,577	$3,467	$13,252	$78,635
Intersegment revenues	26,218	—	397	555	5,044	32,214

Total revenues	$56,163	$27,394	$4,974	$4,022	$18,296	$110,849

Profit (Loss)	$22,541	$14,588	$4,687	$2,097	$(18,395)	$25,519
Interest income	23,755	26,736	2,455	—	12,958	65,904
Interest expense	11,228	—	22	211	4,195	15,656
Internal charge for funds	10,515	10,999	189	5	10,506	32,214
Depreciation	975	58	122	20	886	2,061
Total assets	1,671,404	1,535,934	77,451	3,247	770,047	4,058,083
Capital expenditures	—	—	—	—	2,678	2,678

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six months ended June 30, 2003
Revenues from external customers	$62,905	$49,008	$62,076	$7,172	$26,227	$207,388
Intersegment revenues	31,822	—	1,670	654	21,768	55,914

Total revenues	$94,727	$49,008	$63,746	$7,826	$47,995	$263,302

Profit (Loss)	$39,267	$29,875	$40,630	$4,310	$(32,043)	$82,038
Interest income	48,111	48,157	31,647	—	25,044	152,959
Interest expense	17,265	—	772	—	9,675	27,712
Internal charge for funds	16,195	14,975	2,665	6	22,073	55,914
Depreciation	1,870	82	267	56	2,665	4,940
Total assets	1,667,488	1,567,338	77,856	1,494	1,224,287	4,538,463
Capital expenditures	—	—	—	—	7,911	7,911

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six months ended June 30, 2002
Revenues from external customers	$61,489	$55,292	$47,052	$7,203	$23,701	$194,737
Intersegment revenues	51,820	—	3,897	1,185	10,268	67,170

Total revenues	$113,309	$55,292	$50,949	$8,388	$33,969	$261,907

Profit (Loss)	$41,441	$28,775	$33,663	$4,730	$(37,736)	$70,874
Interest income	46,583	54,284	19,101	—	25,519	145,487
Interest expense	23,266	—	1,735	488	7,712	33,201
Internal charge for funds	22,754	22,409	798	10	21,199	67,170
Depreciation	1,714	114	241	215	1,982	4,266
Total assets	1,671,404	1,535,934	77,451	3,247	770,047	4,058,083
Capital expenditures	—	—	—	—	7,026	7,026

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2003	2002	2003	2002
Total revenues for reportable segments	$105,682	$110,849	$263,302	$261,907
Elimination of intersegment revenues	(28,051)	(32,214)	(55,914)	(67,170)
Elimination of taxable equivalent adjustment	(1,622)	(1,751)	(3,279)	(2,833)

Total consolidated revenues	$76,009	$76,884	$204,109	$191,904

Total profit or loss for reportable segments	$22,575	$25,519	$82,038	$70,874
Elimination of taxable equivalent adjustment	(1,622)	(1,751)	(3,279)	(2,833)

Income before income taxes	$20,953	$23,768	$78,759	$68,041

Intersegment revenues consist of transfer pricing for the funds provided by the Community Banking, Refund Programs, and Fiduciary segments, and through the borrowings incurred by the Treasury function included in All Other. Internal charge for funds consists of transfer pricing for the funds used for lending activities by Community Banking and Commercial Banking and for the purchases of investments by the Treasury function. With interest rates lower in the three and six month periods ended June 30, 2003 than in the corresponding periods of 2002, the transfer pricing revenues and charges are less in 2003 than in 2002.

15. SUBSEQUENT EVENT

On August 1, 2003, the Company sold a note that had been classified as nonperforming as of June 30, 2003. In the second quarter of 2003, a notice of default had been filed due to the nonpayment of interest and principal by the borrower according to the terms of the note. The sale of this note will reduce the Company’s nonperforming loans by $15.1 million.

The Company had established a specific allowance for the note of $3.1 million allowance.  This amount exceeds the discount taken and costs incurred by the Company in the sale of the note and this will result in a positive impact of $2.0 million to the Company’s provision for credit loss in the third quarter of 2003.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $13.4 million for the quarter ended June 30, 2003, compared to $15.2 million in the second quarter last year, a decrease of $1.8 million or 12.0%. Diluted earnings per share for the second quarter of 2003 were $0.39 compared to $0.43 earned in the second quarter of 2002.

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, these programs are activities primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs.

These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 14 to the consolidated financial statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States (“GAAP”). Because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs. Management does this so that it may compare the results of the Company’s traditional banking operations with the results of other financial institutions. For the last several years, the Company’s Management has conducted conference calls with analysts and investors in connection with its quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing the usual performance ratios for financial institutions exclusive of the RAL and RT programs. The Company’s Management believes analysts and investors request this information for the same reason that Management uses it internally; namely, to provide more comparability with virtually all of the rest of the Company’s peers that do not operate such programs. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

Note D to this discussion includes several tables that provide reconciliations for all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment. Notes designated by a letter are found at the end of this analysis and discussion. Notes designated by a number are notes to the financial statements which they follow.

In addition to the non-GAAP measures computed related to the Company’s balances and results exclusive of its RAL and RT programs, this filing contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in their analysis of the business and its performance. In particular, net interest income, net interest margin and operating efficiency are calculated on a fully tax-equivalent basis (“FTE”).

Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note A.

Compared to the second quarter of 2002, net interest income (the difference between interest income and interest expense) for the second quarter of 2003 decreased by $1.5 million, a decrease of 3.2%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were lower compared to the second quarter of 2002. Interest on loans for the second quarter decreased 5.3%, from $53.1 million for 2002 to $50.3 million for 2003. Exclusive of fees on RALs, interest and fees on loans decreased $2.8 million from the second quarter of 2002 to the second quarter of 2003 due primarily to the Federal Open Market Committee’s (“FOMC”) 50 basis point decrease in target Federal funds rate in November 2002. The FOMC’s 25 basis point decrease in June 2003 occurred so late in the quarter that it had only a minimal impact on interest income in the second quarter of 2003. It will have more impact in the third quarter of 2003.

Average loan balances increased from $2.87 billion during the second quarter of 2002, to $3.01 billion during the same quarter of 2003, a 5.1% increase. Average RALs included in these average loan figures for 2002 and 2003 were $14 million and $25 million, respectively. Average interest-bearing deposits and liabilities increased $245.6 million or 8.5%. Despite the growth in deposits, interest expense decreased $2.2 million or 13.9% due to the lower rate environment in the second quarter of 2003 compared to 2002.

Provision expense decreased from $4.7 million in the second quarter of 2002 to $2.6 million in the second quarter of 2003. Provision expense for loans other than RALs decreased from $5.9 million to negative $1.3 million for the same respective periods as the Company’s nonperforming loans and potential problem loans stabilized from the prior quarter.

Noninterest revenue increased by $2.8 million or 22.4% over the same quarter of 2002. Exclusive of the impact of fees from the refund transfer program and the gain on sale of RALs through a securitization, noninterest revenues increased $1.2 million or 11.8%. Operating expense was $38.9 million in the second quarter of 2003 compared to $32.8 million in the same quarter of 2002. An explanation of these increases is presented later in this discussion in the section below titled “Operating Expense.”

The above changes resulted in an operating efficiency ratio of 61.28% for the second quarter of 2003 compared to 52.02% for the same quarter of 2002. This ratio measures what proportion of a dollar of operating income it takes to earn that dollar. In 2003, the Company’s return on average assets (“ROA”) for the second quarter was 1.21% compared to 1.51% for the second quarter of 2002, and the return on average equity (“ROE”) was 13.52% compared to 17.97%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of the RAL/RT programs in both periods, the ROA was 1.26% for the second quarter of 2003, compared to 1.26%, for the same period in 2002. Exclusive of the impact of the RAL/RT programs in both periods, the operating efficiency ratio for the second quarter of 2003 was 64.12% and 54.19% in the second quarter of 2002.

The increase in the operating efficiency ratio exclusive of the impact of the RAL/RT programs from the second quarter of 2002 to the second quarter of 2003 is the result of a faster rate in the growth of operating expenses than in net revenues and some unusual items that occurred in the second quarter of 2003. Both the growth and the unusual items are explained in the section below titled “Operating Expense.”

BUSINESS

The Company is a bank holding company. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. “Bancorp” will be used to refer to the parent company only. At the end of business March 29, 2002, the Company merged its major subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”) including its affiliates South Valley National Bank and San Benito Bank (“SBB”) into a single nationally chartered bank, Pacific Capital Bank, N.A. (“the Bank”). “The Bank” is intended also to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. The Bank will continue to use the four brand names listed above in their respective market areas. The Bank is a member of the Federal Reserve System. The Bank offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

Bancorp has four other subsidiaries. PCB Services Corporation (formerly Pacific Capital Commercial Mortgage, Inc.) was used through the middle of 2001 to broker commercial mortgages to other financial institutions and now has only insignificant activities. Pacific Capital Services Corporation is an inactive corporation. SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation are used in the automobile loan and RAL securitizations, respectively, that are described in Note 8 to the consolidated financial statements.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or unforeseen consequences of military action in the Middle East; and (7) other risks detailed in the Pacific Capital Bancorp 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“2002 10-K”). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The principal areas in which estimates are used are as follows:

An estimate of the amount of the probable losses incurred in the Company’s loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Credit Quality and the Allowance for Credit Losses” and in Note 1 to the Consolidated Financial Statements presented in the Company’s 2002 10-K. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate then the Company will reverse the excess allowance through provision expense in future periods.

The Company’s deferred tax assets are explained in the section below titled “Income Tax” and in Note 15 to the Consolidated Financial Statements presented in the Company’s 2002 10-K. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

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

The Company uses estimates of the amount of residential loans that will be fully paid by borrowers before the scheduled maturity in determining the value of the mortgage servicing rights it retained despite selling the loans to other investors.  Should the Company underestimate the speed of such prepayments, the value of the mortgage servicing rights will be less than their carrying amount and they will have to be written down through a charge to income. Estimates of prepayment speeds are also used in determining the estimated average life of mortgage-backed securities and collateralized mortgage obligations. Any premium paid at the time of purchase is amortized over the estimated life of the security. Prepayments by borrowers on the underlying mortgages shorten the estimated remaining life causing the premium to be amortized faster. If the Company fails to revise its estimates of prepayment speeds, the Company could receive all of the par value of its investment back and yet have unamortized premium which would have been written off in one period. Estimates for these prepayment speeds are revised monthly by the Company.

Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discovered that its estimate of fair value had been too low. Estimates of fair value are arrived at as follows:

Available-for-sale securities: The fair values of most securities classified as available-for-sale are based on quoted market prices.  If quoted market prices are not available, estimates of the fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and other intangible assets: As discussed in Note 7 to the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

Depreciation of fixed assets:  The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company’s methods of depreciation and the lives of fixed assets are described in Note 1 to the Consolidated Financial Statements presented in the Company’s 2002 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

Amortization of the cost of other assets: The Company’s methods of amortizing assets other than fixed assets are described in notes to these statements or in the 2002 10-K. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

Stock options:  When the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year in the Company’s Annual Reports on Form 10-K as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2002, had the Company elected the second method of accounting for its stock options, the impact of recognizing our stock options at fair value would have been to lower net income and earnings per share by less than 1%.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). This statement requires the disclosure to be presented each quarter. The Company’s disclosure is found in Note 1 to the consolidated financial statements. For the first half and for the second quarter of 2003, had the Company elected the second method of accounting for its stock options, the impact would be to lower its net income and fully diluted earnings per share by less than 1%.

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

Since September 11, 2001 there have been occasional warnings of possible terrorist activity in this country. While no such events have occurred up to the time this document was written, further incidents, especially ones targeting the country’s financial systems could have a negative impact on the Company.

As of this writing, there seems to be no clear consensus as to whether there will be a significant impact on the nation’s economy from the war in Iraq. Commentators have expressed opinions that prolonged presence of US military forces in the region would be both expensive and could provoke further terrorist actions. Either of these consequences could have an impact on the economy and therefore on the results of operations for the Company.

The California legislature adopted a budget that was signed by the governor one month after the required date. The budget includes the reduction of expenditures, but still requires the issuance of new debt to balance revenues and the lower level of expenditures. The general obligation debt of the state has recently been downgraded by the national rating agencies. The prospects for the next fiscal year are that further expenditure reduction and/or tax increases will have to be combined with additional borrowing to balance the budget. An election to recall the governor has been scheduled for October 7, 2003, although it is likely that legal challenges to that date will be initiated by the governor or his supporters.

While these events clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures.

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

TABLE 1 – GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)	Average Assets	Average Deposits	Percent of Assets Funded by Deposits
1998	$2,631	$2,322	88.3%
1999	2,780	2,405	86.5
2000	3,666	3,141	85.7
1st Quarter 2001	4,027	3,392	84.2
2nd Quarter 2001	3,808	3,187	83.7
3rd Quarter 2001	3,786	3,163	83.5
4th Quarter 2001	3,821	3,203	83.8
1st Quarter 2002	4,390	3,691	84.1
2nd Quarter 2002	4,045	3,269	80.8
3rd Quarter 2002	4,036	3,318	82.2
4th Quarter 2002	4,161	3,448	82.9
1st Quarter 2003	4,723	3,811	80.7
2nd Quarter 2003	4,443	3,613	81.3

Deposit balances also have been included in the table because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. The interest rate paid on deposit accounts is generally less than the rate paid on nondeposit sources of funding. Beginning in 1999, as reflected in Table 1, the Company relied on nondeposit funding sources more than it had in previous years. Generally, these nondeposit sources of funding are primarily borrowed funds from other financial institutions. This occurred as loan growth in general exceeded deposit growth and because matching the maturities of assets (see “Interest Rate Sensitivity” below) was more easily accomplished by borrowing from the FHLB than by trying to obtain longer term certificates of deposit. The Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered by the rates earned on the assets acquired. However, as discussed below in the section titled “Long-term Debt, Other Borrowings, and Related Interest Expense,” such borrowings may have certain advantages in a declining interest rate environment.

While the Company has been making more use of nondeposit funding sources in the last three or four years, the percent of the Company’s assets funded by deposits for the second quarter of 2003 of 81.3% has still been indicative of substantially less reliance on nondeposit funding sources than the comparable figure of 67.9% for the Company’s peers of $1 billion to $10 billion in assets (See Note B.) As discussed in the section below titled “Securities”, the Company borrowed $147 million of additional funds from the FHLB in the second quarter to fund the purchases of securities. It should be expected that the percentage of assets funded by deposits that will be disclosed in the corresponding table in future quarters will decrease because of these additional borrowings.

There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition in 2000 of Los Robles Bank added $172 million to the Company’s assets and $155 million to deposits. Because the Company’s mergers with FNB and SBB were accounted for by the pooling of interest method, asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above table. However, growth at these institutions subsequent to the mergers is reflected in the table above.

Secondly, the Company’s experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution’s character and management in place. The impact of this reason has been less in the last several years as the frequency of acquisitions in the financial industry has slowed.

Third, the Bank has opened two new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company acquired some of the assets and deposits of two of the branches of another financial institution on March 29, 2002.

Average assets and deposits increase during the first quarters of each year and then generally decrease in the second quarter. The major reason for this is the Company’s tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to certificates of deposit used as one of the sources of funding for the refund loans and to the outstanding checks issued for loans and transfers (See Note C).

INTEREST RATE SENSITIVITY

Banks act as financial intermediaries. As such, they take in funds from depositors and then either lend the funds to borrowers or invest the funds in securities and other instruments. The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. On an annual basis, net interest income represents approximately 70%-75% of the Company’s net revenues.

Period-to-period Comparison of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and six-month periods ended June 30, 2003 and 2002 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2002 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the second quarter of 2003, real estate loans averaged $1.8 billion, interest income for them was $28.7 million, and the average rate received was 6.38%. In the same quarter of 2002, real estate loans averaged $1.9 billion, interest income for them was $31.3 million, and the average rate received was 6.71%. Table 3 shows that the $2.7 million decrease in interest income for these loans from the second quarter of 2002 compared to the second quarter of 2003 is the net result of a $5.7 million decrease in interest income due to lower balances in 2003, and an increase of $3.0 million due to lower rates during 2003.

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

As shown in Table 2A, the net interest margin—4.71%—and net interest income—$48.6 million—for the second quarter of 2003 were lower than the comparable figures—5.38% and $50.2 million—for the second quarter of 2002. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results and this is most pronounced during the first quarter. However, interest income from RALs is not affected by the interest rate environment. Therefore, to analyze the impact of changes in interest rates on the Company’s net interest income and net interest margin, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the second quarter of 2003 was 4.59% compared to 5.14% for the second quarter of 2002 (See Note D).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.75% in the second quarter of 2002 and averaged 1.24% in the second quarter of 2003. The interest rate yield curve had generally the same slope during the second quarter of 2003 as during the second quarter of 2002 except in the short-term where it was steeper. (See Note E). During the fourth quarter of 2002 and the first quarter of 2003, the Company made some changes to the composition of assets and liabilities as it responded to the lower interest rate environment. Near the end of the second quarter of 2003, the FOMC decreased rates by 25 basis points.

While slightly lower than a year ago, the Company’s net interest margin in the second quarter of 2003, exclusive of RALs, benefited from average earning assets increasing by $373.1 million from the second quarter of 2002 to the second quarter of 2003 compared to an increase of $245.6 million in interest bearing liabilities. In addition, the increase in earning assets occurred in the higher yielding loan and securities portfolios while the short term and overnight funds balances decreased. Specifically, compared to the second quarter of 2002, average loans for the second quarter of 2003 were $147.2 million (5.13%) higher, securities were $133.8 million (15.67%) higher, and Federal funds and other short-term investments were $103.2 million (392.5%) higher.

As discussed in the section below titled “Securities,” the Company has initiated a leveraging strategy of purchasing some securities funded by FHLB advances. This strategy will add to net interest income because the interest income earned on the securities will exceed the interest expense incurred on the liabilities. However, it will tend to reduce the net interest margin further because the difference between the rates earned on the securities and the rate paid on the debt incurred is less than the average spread between the rates earned on earning assets and the rates paid on other liabilities.

TABLE 2A – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Three months ended June 30, 2003			Three months ended June 30, 2002
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$129,482	$402	1.25%	$26,290	$129	1.97%
Total money market instruments	129,482	402	1.25%	26,290	129	1.97%
Securities: (2)
Taxable	820,239	7,264	3.55%	684,655	8,432	4.94%
Non-taxable	167,413	3,893	9.30%	169,197	4,139	9.79%
Total securities	987,652	11,157	4.53%	853,852	12,571	5.91%
Loans: (3)
Commercial (including leasing)	798,490	12,855	6.46%	776,448	13,257	6.85%
Real estate – multi family & nonres	1,095,856	17,733	6.47%	1,061,722	19,464	7.33%
Real estate – residential 1-4 family	700,333	10,936	6.25%	689,873	11,794	6.84%
Consumer	420,284	8,971	8.56%	339,693	8,689	10.26%
Total loans	3,014,963	50,495	6.72%	2,867,736	53,204	7.44%
Total earning assets	4,132,097	62,054	6.02%	3,747,878	65,904	7.05%
Non-earning assets	310,540			297,181
Total assets	$4,442,637			$4,045,059

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,558,179	2,793	0.72%	$1,367,495	2,889	0.85%
Time certificates of deposit	1,222,126	6,589	2.16%	1,161,612	8,533	2.95%
Total interest bearing deposits	2,780,305	9,382	1.35%	2,529,107	11,422	1.81%
Borrowed funds:
Repos and Federal funds purchased	32,821	71	0.87%	90,654	337	1.49%
Other borrowings	325,573	4,029	4.96%	273,383	3,897	5.72%
Total borrowed funds	358,394	4,100	4.59%	364,037	4,234	4.67%
Total interest bearing liabilities	3,138,699	13,482	1.72%	2,893,144	15,656	2.17%
Noninterest-bearing demand deposits	832,896			739,486
Other liabilities	73,423			72,587
Shareholders’ equity	397,619			339,842
Total liabilities and shareholders’ equity	$4,442,637			$4,045,059

Interest income/earning assets			6.02%			7.05%
Interest expense/earning assets			1.31%			1.67%
Tax equivalent net interest income/margin		48,572	4.71%		50,248	5.38%
Provision for credit losses
charged to operations/earning assets		2,635	0.25%		4,696	0.51%
Net interest margin after provision for credit losses on tax equivalent basis		45,937	4.46%		45,552	4.87%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,622			1,751
Net interest income		$44,315			$43,801

Consumer loans other than RALs	395,003	7,399	7.51%	325,537	6,234	7.66%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note A)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized

TABLE 2B – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Six months ended June 30, 2003			Six months ended June 30, 2002
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%	$4,197	$50	2.40%
Federal funds sold	132,246	852	1.30%	91,727	850	1.87%
Total money market instruments	132,246	852	1.30%	95,924	900	1.89%
Securities: (2)
Taxable	750,307	14,282	3.84%	661,775	16,444	5.01%
Non-taxable	166,783	7,759	9.30%	169,434	7,688	9.07%
Total securities	917,090	22,041	4.85%	831,209	24,132	5.85%
Loans: (3)
Commercial (including leasing)	788,090	24,066	6.16%	783,892	26,696	6.87%
Real estate – multi family & nonres	1,096,467	36,977	6.74%	1,064,960	39,255	7.37%
Real estate – residential 1-4 family	702,257	22,490	6.41%	676,575	23,155	6.84%
Consumer	639,688	46,533	14.67%	450,973	31,349	14.02%
Total loans	3,226,502	130,066	8.13%	2,976,400	120,455	8.16%
Total earning assets	4,275,838	152,959	7.21%	3,903,533	145,487	7.52%
Non-earning assets	310,302			297,595
Total assets	$4,586,140			$4,201,128

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,530,729	5,540	0.73%	$1,352,838	5,813	0.87%
Time certificates of deposit	1,241,431	13,746	2.23%	1,269,022	19,537	3.10%
Total interest bearing deposits	2,772,160	19,286	1.40%	2,621,860	25,350	1.95%
Borrowed funds:
Repos and Federal funds purchased	85,398	542	1.28%	106,603	830	1.57%
Other borrowings	292,763	7,884	5.43%	232,661	7,021	6.09%
Total borrowed funds	378,161	8,426	4.49%	339,264	7,851	4.67%
Total interest bearing liabilities	3,150,321	27,712	1.77%	2,961,124	33,201	2.26%
Noninterest-bearing demand deposits	943,539			855,508
Other liabilities	105,279			50,425
Shareholders’ equity	387,001			334,071
Total liabilities and shareholders’ equity	$4,586,140			$4,201,128

Interest income/earning assets			7.21%			7.52%
Interest expense/earning assets			1.30%			1.72%
Tax equivalent net interest income/margin		125,247	5.91%		112,286	5.80%
Provision for credit losses charged to operations/earning assets		14,252	0.68%		18,785	0.97%
Net interest margin after provision for credit losses on tax equivalent basis		110,995	5.23%		93,501	4.83%
Less: tax equivalent income included in interest income from non-taxable securities and loans		3,279			2,833
Net interest income		$107,716			$90,668

Consumer loans other than RALs	394,351	14,886	7.61%	319,942	12,247	7.66%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note A)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 3 – RATE/VOLUME ANALYSIS (1) (2)

	Three months ended June 30, 2003 vs. June 30, 2002				Six months ended June 30, 2003 vs. June 30, 2002
(dollars in thousands) Increase (decrease) in:	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Assets:
Money market instruments:
Commercial paper	$—	$—	$—	$—	$(4,197)	$(50)	$(25)	$(25)
Federal funds sold	103,192	273	(63)	336	40,519	2	(153)	155
Total money market investment	103,192	273	(63)	336	36,322	(48)	(178)	130
Securities:
Taxable	135,584	(1,168)	(2,646)	1,478	88,532	(2,162)	(2,781)	619
Non-taxable	(1,784)	(246)	(203)	(43)	(2,651)	71	118	(47)
Total securities	133,800	(1,414)	(2,849)	1,435	85,881	(2,091)	(2,663)	572
Loans:
Commercial loans (including leasing)	22,042	(402)	(770)	368	4,198	(2,630)	(2,637)	7
Real estate - multi family and nonresidential	34,134	(1,731)	(2,338)	607	31,507	(2,278)	(2,553)	275
Real estate - residential 1-4 family	10,460	(858)	(1,033)	175	25,682	(665)	(961)	296
Consumer loans	80,591	282	(1,579)	1,861	188,715	15,184	1,515	13,669
Total loans	147,227	(2,709)	(5,720)	3,011	250,102	9,611	(4,636)	14,247
Total earning assets	384,219	(3,850)	(8,632)	4,782	372,305	7,472	(7,477)	14,949

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	190,684	(96)	(473)	377	177,891	(273)	(575)	302
Time certificates of deposit	60,514	(1,944)	(2,373)	429	(27,591)	(5,791)	(5,375)	(416)
Total interest bearing deposits	251,198	(2,040)	(2,846)	806	150,300	(6,064)	(5,950)	(114)
Borrowed funds:
Repos and Federal funds purchased	(57,833)	(266)	(105)	(161)	(21,205)	(288)	(139)	(149)
Other borrowings	52,190	132	(557)	689	60,102	863	(285)	1,148
Total borrowed funds	(5,643)	(134)	(662)	528	38,897	575	(424)	999
Total interest bearing liabilities	$245,555	(2,174)	(3,508)	1,334	$189,197	(5,489)	(6,374)	885
Tax Equivalent Net Interest Income		$(1,676)	$(5,124)	$3,448		$12,961	$(1,103)	$14,064

Consumer loans without RALs	69,466	1,165	(125)	1,290	74,409	—	(6)	6

(1)	Income amounts are presented on a fully taxable equivalent basis.
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

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straight forward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors:  (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract – certificates of deposit – while others are priced at the option of the Company according to then current market conditions – checking and savings; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate, the usual reference rate.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate “shocks” on the Company’s asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company’s net interest income and net economic value are “at risk” (would deviate from the base level – Note G) if rates were to change in this manner.

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company’s December 31, 2002, and June 30, 2003 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

TABLE 4 – RATE SENSITIVITY (Note I)

	Shocked by -2%	Base Case (in thousands)	Shocked by +2%
As of December 31, 2002
Net interest income	(14.82)%	$225,119	+6.41%
Net economic value	+25.54%	$470,522	(25.76)%

As of June 30, 2003
Net interest income	(18.08)%	$194,194	+12.37%
Net economic value	+18.66%	$479,920	(18.66)%

In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates. However, changes in the results are also impacted by the current level of market interest rates. When the current interest rate environment is low, deposit rates are less responsive to further declines in rates. As of June 30, 2003, the FOMC’s target rate for Fed funds was 25 basis points lower than it was at year end 2002. Therefore, it would be expected (and the results in the table above show) that net interest income would be more negatively impacted by a further decrease in rates than it was expected to be impacted by the same amount of decrease at December 31, 2002.

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

The Company remains “asset sensitive,” i.e. it has more assets than liabilities repricing in the next year. Consequently, its net interest income would decrease if rates were to decline and increase if rates were to rise.

While the Company does not manage its interest rate risk by means of a gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown as a “gap”—the following table is provided for the reader. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for June 30, 2003 and June 30, 2002. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of June 30, 2003, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the larger conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from June 30, 2002 to June 30, 2003.

TABLE 5 – GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of June 30, 2003
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$130,498	$130,498
Federal funds sold	—	45,700	—	—	—	—	45,700	—	45,700
Securities	30,895	148,674	150,281	412,127	201,164	415,379	1,358,520	(178,658)	1,179,862
Loans	(7,599)	1,540,310	347,652	757,671	248,474	111,368	2,997,876	—	2,997,876
Allowance for loan
and lease losses	—	—	—	—	—	—	—	(50,031)	(50,031)
Other assets	—	—	—	—	—	—	—	234,558	234,558
Total assets	$23,296	$1,734,684	$497,933	$1,169,798	$449,638	$526,747	$4,402,096	$136,367	$4,538,463

Liabilities and Equity:
Deposits	$—	$3,131,555	$230,555	$218,137	$47,186	$998	$3,628,431	$—	$3,628,431
Borrowings	—	47,874	45,100	185,000	114,000	48,500	440,474	—	440,474
Other liabilities	—	—	—	—	—	—	—	61,619	61,619
Shareholders’ equity	—	—	—	—	—	—	—	407,939	407,939
Total liabilities and equity	$—	$3,179,429	$275,655	$403,137	$161,186	$49,498	$4,068,905	$469,558	$4,538,463

Gap	$23,296	$(1,444,745)	$222,278	$766,661	$288,452	$477,249	$333,191	$(333,191)	$—
Cumulative Gap	$23,296	$(1,421,449)	$(1,199,171)	$(432,510)	$(144,058)	$333,191	$333,191	$—	—
Cumulative Gap/ total assets	0.51%	-31.32%	-26.42%	-9.53%	-3.17%	7.34%	7.34%	0.00%	0.00%

As of June 30, 2002
Gap	$(6,580)	$(1,471,052)	$102,227	$726,607	$304,556	$637,817	$293,575	$(293,575)	$—
Cumulative Gap	$(6,580)	$(1,477,632)	$(1,375,405)	$(648,798)	$(344,242)	$293,575	$293,575	$—	$—
Cumulative Gap/ total assets	-0.16%	-35.02%	-32.60%	-15.38%	-8.16%	6.96%	6.96%	0.00%	0.00%

Note: model places all non-time deposits in the immediate category

The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. In other words, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument equal to the rate on new instruments. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument’s coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable (more costly) to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

As indicated above, net economic value in this context is the sum of the net present value of the cash flows associated with the Company’s financial assets and liabilities. The net economic value of truly variable rate instruments does not change with increases or decreases in rates because their rates change with the market. Therefore the Company’s net economic value increases or decreases as interest rates change depending on the relative proportion and maturities of fixed rate assets and liabilities and the relative terms of these instruments. The Company has more fixed rate assets than liabilities and they generally have longer maturities. Therefore, it is expected that the net economic value of the Company’s portfolio will decrease when rates rise and increase when rates decline.

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

Financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the “interest rate cap” on some residential real estate loans, which may limit the amount that the loan rate may increase, but not limit the amount it may decrease. Examples of a non-contractual factor are the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points, and the fact that interest rates on assets currently earning less than 2% cannot be reduced by 2%.

In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company’s product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates would have more of an adverse impact on the overall result if rates were to rise.

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “static” balance sheet – the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. With respect to the differences between the December 31, 2002 and the June 30, 2003 results for net interest income, the change is due primarily to the changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages. With respect to net economic value, the change is due primarily to changes in the assumptions regarding the duration of nonmaturity deposits and prepayment speeds.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The Company’s exposure to interest rate risk and how it addresses this risk is discussed in more detail in Management’s Discussion and Analysis in the 2002 10-K.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Table 1. As noted in the discussion accompanying that table, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the loans. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2A and 2B reflect this higher rate.

The table below shows the major categories of deposits as of June 30, 2003 and 2002 and as of December 31, 2002.

TABLE 6 – CATEGORIES OF DEPOSITS

(dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Noninterest bearing deposits	$847,596	$823,883	$710,803
Interest bearing deposits:
NOW accounts	452,796	452,863	412,350
Money market deposit accounts	860,738	801,274	716,977
Other savings deposits	264,746	241,383	229,176
Time certificates of $100,000 or more	735,457	723,802	661,456
Other time deposits	467,098	472,872	502,354
Total deposits	$3,628,431	$3,516,077	$3,233,116

The table below shows the interest expense for the major categories of deposits for the three-month periods ended June 30, 2003 and 2002.

TABLE 7 – INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the
(dollars in thousands)	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2003	2002	2003	2002
NOW accounts	$127	$211	$233	$389
Money market deposit accounts	2,391	2,319	4,763	4,726
Other savings deposits	275	359	544	698
Time certificates of $100,000 or more	3,611	4,528	7,434	11,213
Other time deposits	2,978	4,005	6,312	8,324
Total interest on deposits	$9,382	$11,422	$19,286	$25,350

LOANS AND RELATED INTEREST INCOME

The table in Note 5 to the consolidated financial statements which this discussion accompanies shows the balances by loan type for June 30, 2003, December 31, 2002, and June 30, 2002. The end-of-period loan balances as of June 30, 2003 have decreased by $21.9 million compared to December 31, 2002 and increased by $142.3 million compared to June 30, 2002. The major increases from the totals at June 30, 2002 to June 30, 2003 occurred in non-residential and multifamily and in consumer loans. The major decrease from the totals at December 31, 2002 occurred in construction loans.

Within the average balance of consumer loans in Tables 2A and 2B are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Tables 2A and 2B.

Without the effect of tax refund loans, average yields for loans for the three-month period ended June 30, 2003 was 6.56%, and for the three-month period ended June 30, 2002 was 7.14%. The decreases in average rates earned in 2003 compared to 2002 is reflective of the FOMC’s November 2002 50 basis point decrease in interest rates. Along with most other financial institutions, the Company decreased its prime rate to reflect the change in market rates.

Most of the residential real estate loans held are adjustable rate mortgages (“ARMs”) that have initial “teaser” rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

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

Loan Grading

Part of the methodology used by the Company to determine the adequacy of the allowance for credit losses involves grading loans. The Company uses a 10-point scale. Grades 1 through 5 are considered “Pass” grades and there are no specific credit concerns regarding the loans to which these grades have been assigned. Grade 6 is also considered a “Pass” grade, but there is some factor which causes the Company to monitor them more closely. Generally this factor does not pertain to the specific loan, but instead relates to the industry or geography in which the customer does business.

Grades 7 and 8 correspond to the regulatory designations of “Special Mention” and “Substandard,” respectively. They are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, generally the factor or situation has occurred and continuation of the situation will cause default by the customer. Some of the Grade 8 loans will be classified as nonaccrual, i.e., the Company will not be recognizing interest on the loans and all payments will be applied to principal.

Grade 9 corresponds to the regulatory designation of “Doubtful,” and they are three months or more delinquent. Generally the Company has stopped accruing interest on them unless they are well secured and the Company is actively pursuing collection efforts. Grade 10 corresponds to the regulatory designation of “Loss.” The only loans graded 10 would be those in the process of being charged-off.

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

However, not all problem or potential problem loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, some loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note F). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate and may even improve—it is to be expected that credit quality measurements may lag economic indicators. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 because the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening or may even be improving overall, but not in the borrower’s industry. It has been the experience of the Company that not only does the increase in nonperforming loans lag indicators that show a slowdown in economic activity, nonperforming loans to commercial customers are likely to be classified as such for a longer period of time than special mention or substandard loans. This occurs because the triggering event must be removed or overcome and a new pattern of performance must emerge before the grading will be improved. This may only occur some months after the economy demonstrably improves. Similarly, charge-offs, the last step in the migration sequence, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

Generally, more allowance will be allocated to loans as they decline in credit quality. Consequently, as loan balances increase in grades 7 through 9, it would be expected that the allowance would increase through additional charges to provision expense. However, banks seldom provide an allowance of 100% of the loan balance. If the prospects are that poor for repayment, the loan is charged-off. Therefore, charge-offs generally entail extra provision expense to cover the portion of the loan balance for which allowance had not been provided. Otherwise, the remaining allowance would be insufficient to cover the risk of loss in the other loans.

The Company defines “potential problem loans” as loans graded 7 and loans graded 8 on which the Company is still accruing interest. “Nonperforming loans” are those loans graded 8 that are not accruing interest or are loans 90 days or more delinquent but still accruing interest and loans graded 9. RALs are charged off if not paid within 4 weeks so at  June 30, there are none delinquent enough to be classified as potential problem loans or nonaccrual.

The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 10 to the economy, the impact of RALs tends to obscure the trends of other loans as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8 – POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Including RAL:
Potential problem loans	$117,536	$126,297	$122,730	$127,188	$177,969	$174,587
Nonperforming loans	$54,369	$61,338	$61,527	$49,786	$31,495	$20,700
Net charge-offs	$6,596	$11,446	$3,967	$2,276	$1,299	$7,236
Allowance for credit losses	$50,031	$53,992	$53,821	$55,341	$59,122	$55,725
Provision expense for loans	$2,635	$11,617	$2,447	$(1,505)	$4,696	$14,089

Exclusive of RAL:
Potential problem loans	$117,536	$126,297	$122,730	$127,188	$177,969	$174,587
Nonperforming loans	$54,369	$61,338	$61,527	$49,786	$31,495	$20,700
Net charge-offs	$2,573	$4,326	$4,592	$2,935	$1,619	$3,527
Allowance for credit losses	$50,031	$53,903	$53,821	$55,341	$59,122	$54,807
Provision expense for loans	$(1,299)	$4,408	$3,072	$(846)	$5,934	$9,462

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

As the impact of the economic slowdown continued into the first quarter of 2002, the Company placed more of its commercial and commercial real estate loans in grades 7 and 8 as specific situations that could cause default were identified or actually occurred. However, payments were continuing to be made on time and so there was only a slight increase in nonperforming loans. The Company increased its allowance through additional provision expense to recognize the increase in probable losses incurred in the portfolio. In addition, additional provision expense addressed the increase in charge-offs in the consumer and small business portfolios.

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

During the second quarter of 2002 there was a stabilization in the potential problem loan balances as the loans downgraded into this classification about equaled the amount being upgraded to a pass grade or being classified as nonaccrual because of additional doubt as to the customer’s ability to fully pay the debt. Nonperforming loans increased in the second quarter of 2002 compared to the first, but charge-offs decreased. The increase in nonperforming loans led to $4.3 million in additional allowance to be provided. However, with the lower charge-off amount, this was provided with an expense charge at roughly two thirds what it had been in the prior two quarters.

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

As explained in detail in the notes to the Company’s 2002 10-K, loans not specifically reviewed each quarter have an allowance provided for them by applying historical loss rates to outstanding balances. These historical loss rates are modified based on a number of factors described in the 2002 10-K. Among these are the Company’s judgment of current economic conditions in its market areas, because the historical loss rates cover periods of economic expansion and contraction. For example, if it is the Company’s judgment that economic conditions have deteriorated during the quarter, then it will increase the allowance over what would be necessary simply based on historical loss rates on the assumption that more losses are likely to have occurred in the portfolios than would otherwise be the case. At the end of the third quarter of 2002, the best information available to the Company indicated that while recovery had not begun in its market areas, economic conditions had stabilized. In the Company’s methodology for determining an adequate allowance for credit losses, this resulted in a lower need for provision expense compared to prior quarters when the Company had concluded that the economy was deteriorating.

In the fourth quarter of 2002, the economy appeared to stabilize with most economic forecasts predicting no significant further deterioration, but rather just a longer time until recovery. The Company experienced higher charge-offs in the fourth quarter compared to the third, some new potential problem loans, and a $15 million loan was classified as nonaccrual. Like the loan mentioned above that was reclassified as nonaccrual in the third quarter of 2002, this loan was performing according to contractual terms. This loan is well-collateralized. However, there was enough uncertainty regarding the borrower’s ability to continue to keep the loan current that the Company determined that it was not appropriate to continue to accrue interest on it. Also, as with the loan in third quarter, the Company had already provided in previous quarters for any expected loss. Consequently, provision expense was not impacted by the change in classification of this loan.

In the first quarter of 2003, there was not much change in the economic outlook as most companies seemed unwilling to commit to expansion while the military situation in the Mideast remained unclear. For the Company, potential problem loans, nonperforming loans, and charge-offs remained at the approximately the same levels as the previous quarter.

In the second quarter of 2003, the Company saw improvement in both potential problem loans and nonperforming loans. The former decreased by $8.8 million and the latter by $3.7 million from the prior quarter. Net charge-offs declined by $4.8 million. The decrease in net charge-offs reduced the amount of allowance that had to be provided and the decreases in potential problem loans and nonperforming loans reduced the Company’s estimate of losses in the portfolio and hence the allowance needed. Together these factors resulted in a negative provision expense (exclusive of RALs) for the quarter.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of June 30, 2003 and December 31, 2002.

TABLE 9 – ALLOCATION OF ALLOWANCE

(dollars in thousands)	June 30, 2003	December 31, 2002
Doubtful	$6,333	$2,450
Substandard	12,737	11,862
Special Mention	5,923	5,564
Total	$24,993	$19,876

Table 10 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the first quarter of 2003 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 10 – ASSET QUALITY *

(dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$3,931	$3,643	$1,709	$5,958	$4,056
Nonaccrual loans	50,438	57,695	59,818	43,828	27,439
Total nonperforming loans	54,369	61,338	61,527	49,786	31,495
Foreclosed collateral	—	438	438	—	—
Total nonperforming assets	$54,369	$61,776	$61,965	$49,786	$31,495
Allowance for credit losses other than RALs	$50,031	$53,903	$53,821	$55,341	$59,122
Allowance for RALs	—	89	—	—	—
Total allowance	$50,031	$53,992	$53,821	$55,341	$59,122

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.67%	1.79%	1.78%	1.90%	2.05%
Coverage ratio of allowance for credit losses to nonperforming loans	92%	88%	87%	111%	188%
Ratio of nonperforming loans to total loans	1.81%	2.03%	2.04%	1.71%	1.09%
Ratio of nonperforming assets to total assets	1.20%	1.40%	1.47%	1.22%	0.78%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	29.10%	28.78%	29.21%	31.27%	28.23%

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.67%	1.81%	1.78%	1.90%	2.05%
Coverage ratio of allowance for credit losses to nonperforming loans	92%	88%	87%	111%	188%
Ratio of nonperforming loans to total loans	1.81%	2.06%	2.04%	1.71%	1.09%
Ratio of nonperforming assets to total assets	1.20%	1.45%	1.47%	1.22%	0.78%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	29.10%	28.73%	29.21%	31.27%	28.23%

FDIC PEER GROUP RATIOS: (Note B)
Coverage ratio of allowance for credit losses to total loans	n/a	1.68%	1.74%	1.79%	1.81%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	155%	164%	163%	173%
Ratio of nonperforming loans to total loans	n/a	1.08%	1.06%	1.10%	1.04%
Ratio of nonperforming assets to total assets	n/a	0.73%	0.72%	0.74%	0.73%

* The amounts for total loans and total assets with and without RAL for March 31, 2003 are reconciled in Table 23. There are no difference for the other quarters in this table.

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

When the economy is changing, comparing the Company’s ratios at the end of the current quarter with peers’ ratios at the end of the prior quarter must be done cautiously. The Company’s allowance as of the end of the current quarter may reflect impacts from the economy on the Company’s borrowers which will only become apparent in the peer statistics when they are published near the end of the next quarter.

The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. The Company’s ratio of allowance for credit losses compared to nonperforming loans at June 30, 2003 (92%) was lower than the ratio for its peers (155%) at March 31, 2003. Approximately $31 million of the nonperforming loans are comprised of the two nonaccrual loans specifically mentioned above. Approximately $7 million of the allowance is allocated to them.

The following table shows the types of loans included among nonperforming and potential problem loans as of June 30, 2003.

TABLE 11 – NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$21,125	$8,942
Agricultural	1,831	12,677
Home equity lines	538	3,250
1-4 family mortgage	1,396	5,819
Multifamily	123	626
Non-residential, nonfarm	14,831	45,258
Commercial and industrial	11,219	33,012
Leases	1,730	2,437
Other Consumer Loans	1,576	5,515
Other	—	—
Total	$54,369	$117,536

As mentioned in Note 15 to the financial statements, the Company sold one of its nonperforming loans subsequent to the end of the quarter. This sale will reduce the amount shown in Table 11 for nonperforming construction and land development loans by $15.1 million.

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12 – RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2003 YTD Annualized	2002	2001	2000	1999

Pacific Capital Bancorp	1.13%	0.50%	0.48%	0.46%	0.37%
(including tax refund loans)
Pacific Capital Bancorp	0.47%	0.44%	0.33%	0.33%	0.23%
(excluding tax refund loans)
FDIC Peers (Note B)	0.62%	0.88%	1.03%	0.70%	0.68%

At the date this discussion was prepared, most economic analysts do not seem to expect any significant recovery during the remainder of 2003. If the pace of recovery is slow, the Company expects that potential problem loans will remain stable and nonperforming loans will remain stable or show slight improvement. Nonetheless, charge-offs might be higher in the second half of 2003 than the annualized rate for the first half. As noted in previous reports, Management believes that the slow or recessionary economy of the last two years has lasted long enough that the ability of some customers to pay their loans has been irreparably damaged. The Company is not aware of additional significant loans which are likely to be classified as nonperforming in the next several quarters.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Company’s 2002 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 2003 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

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

As shown in Tables 2A and 2B, the average balances of these short-term investments for both the first half and the second quarter of 2003 were more than for the corresponding periods of 2002. The increase is more pronounced for the second quarters of the two years. Average deposits increased $344 million while average loans increased $147 million and securities increased $134 million.

SECURITIES

Securities increased from $869 million at the end of 2002 to $1.2 billion as of June 30, 2003. The increase in the total balance has also been accompanied by a change in mix of the types of securities held. The Company’s holdings of Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBSs”) increased from $285 million at December 31, 2002 to $600 million at June 30, 2003. U.S. Treasury securities increased by $54 million to $110 million and U.S. Agency securities decreased by $65 million to $238 million.

The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans, because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner were limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin. The Company began to implement this “leveraging” strategy in a small way in late 2002. It is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital.

CMOs and MBSs were purchased and funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases – exactly match the term of the securities purchased and the debt incurred – because the spreads would then be too narrow. Because the Company has been and is now very asset sensitive as explained in the section titled “Interest Rate Sensitivity,” it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

As it became clearer in the first and second quarter of 2003 that economic recovery would be deferred, the Company decided to increase the extent of this program. During the second quarter of 2003, the Company purchased another $300 million of mortgage-backed securities with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to 3.50% with the funding costs at 1.25% to 1.75%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS—mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with protection when interest rates rise.

Both CMOs and MBSs represent the right to receive interest and principal payments from underlying mortgages. Some of these securities were purchased at a premium. As with any purchased premium on securities, the premium is amortized against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBSs the calculation is more complicated. The amortization is based on paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds increased substantially during 2002 and the first half of 2003 as interest rates remained at relatively low levels. In the second quarter of 2003, the Company amortized approximately $2 million of premium (0.42% of the average balance) compared to $193,000 in the second quarter of 2002 (0.11% of the average balance). Some of this amortization is simply due to the normal payment by the borrowers of their principal payments, but the majority is due to prepayments. The amortization of premium accounts for about 60% of the reduction in the average rate for taxable securities in Table 2A from 4.94% for the second quarter of 2002 to 3.55% for the second quarter of 2003. Most of the prepayments relate to securities purchased in 2002, as prepayments are not typically received in the first months after their issue. While the FOMC lowered short-term rates in late June 2003, intermediate rates as of the time this is written have actually increased 1% higher than before short-term rates were dropped. If this increase holds, it would be expected that the rate of prepayments and therefore the amortization of premiums will slow, increasing the effective yield of the securities.

As explained above, leveraging increases assets without a corresponding increase in capital. As explained below in the section titled “Capital Resources and Company Stock,” the Company has capital ratios substantially in excess of the standard for classification as well capitalized, and this position has not been eroded by the implementation of the strategy, as the amount of leverage added in this strategy is approximately 10% of the total assets.

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

As described in the previous section discussing securities purchased under agreements to sell, the Company uses reverse repurchase agreements as a means of investing short-term excess cash. While the Company could borrow money overnight in the same repurchase agreement market that it lends funds, it instead generally uses repurchase agreements as a “retail” product. Funds in amounts that exceed FDIC deposit insurance coverage are borrowed from customers for periods of one week to two months. An exception to this general pattern occurs in the first quarter of each year as the Company uses repurchase agreements to borrow funds from other financial institutions to support the funding needs of the RAL program.

Whether the repurchase agreements are with retail customers or other financial institutions, the borrowings are collateralized by securities held by the Company in its investment portfolios.

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them over the last seven quarters. The increased amounts in the first quarters of 2002 and 2003 are obvious in this table.

TABLE 13 – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

September	2001	$70.7	3.45%	1.9%
December	2001	69.1	1.47%	1.8%
March	2002	151.6	1.32%	3.5%
June	2002	90.7	1.49%	2.2%
September	2002	57.6	1.75%	1.4%
December	2002	36.0	1.10%	0.9%
March	2003	138.6	1.38%	2.9%
June	2003	32.8	0.87%	0.7%

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

Long-Term Debt:

Long-term debt at June 30, 2003 included $335.6 million in advances from the FHLB, $36.0 million in subordinated debt at the Bank, and $40.0 million in senior debt at Bancorp. The scheduled maturities of the advances are $64.1 million in 1 year or less, $185.0 million in 1 to 3 years, and $86.5 million in more than 3 years. The maturity of the senior debt is July 2006 and the maturity of the subordinated debt is July 2011.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 14 – LONG-TERM DEBT

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

September	2001	$172.7	6.90%	4.6%
December	2001	175.8	6.51%	4.6%
March	2002	181.4	6.89%	4.1%
June	2002	268.8	5.80%	6.6%
September	2002	251.3	6.10%	6.2%
December	2002	253.2	6.27%	6.1%
March	2003	256.9	6.08%	5.4%
June	2003	322.3	5.13%	7.3%

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

SBB&T and FNB were both members of the FHLB and could obtain short-term advances for liquidity purposes as well as the longer-term borrowings they completed for interest rate risk management. With the consolidation of SBB&T and FNB into the Bank at the end of the first quarter of 2002, the bank charters were surrendered and the memberships were terminated. A new application was made by the Bank for membership in the FHLB, but the application could not be processed until financial statements were prepared for the combined entity for the first quarter of 2002. Rather than lose this source of liquidity during the application process, Management had the two banks borrow $50 million in advances from the FHLB just prior to the consolidation. This additional borrowing is the primary cause of the higher balances in other borrowings during the second quarter of 2002. These advances were repaid in June when they matured. The Bank’s application for membership in the FHLB was also approved in June 2002.

As discussed in “Securities” above, the Company used advances from the FHLB to fund the purchases of securities for its leveraging strategy. This began in the third quarter of 2002, when $25 million of advances were added. An additional $147 million was added in the second quarter of 2003. Because the Company has had an excess of liquidity — evidenced by a higher than normal average balance of Federal funds sold and a lower than normal average balance of Federal funds purchased and repos, the funding of the securities purchased have been deferred for a month or two. That is, the securities were initially purchased out of short-term liquidity and only later “refinanced” with term funding.

The subordinated note and senior note were issued in July 2001 by the Bank and by Bancorp, respectively. The subordinated debt was structured to qualify as Tier II regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to pay the note mentioned in the succeeding paragraph, and to fund some of the cash dividends during the last few quarters. This avoided the need to fund these dividends through dividends from the bank which would lower its capital.

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. For the first quarter each year and on a year-to-date basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these occur in the first quarter. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Refund Anticipation Loan and Refund Transfer Programs.” The $10.2 million gain on sale of RALs that occurred in the first quarter of 2002 and the $8.0 million gain on sale that occurred in the first quarter of 2003, are also discussed in detail in “Refund Anticipation Loan and Refund Transfer Programs.” There is no significance to the lower amount of gain in 2003 compared to 2002 other than that fewer loans were sold into the securitization in 2003 than in 2002.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. Service charges have increased along with the growth in deposit balances. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $135,000 or 4.0% from the same quarter a year ago as the equity markets have improved in the first half of 2003.

Other categories of noninterest revenue include various service charges, fees, and miscellaneous income. The amount of other or miscellaneous income is lower in the second quarters of both 2002 and 2003. For 2002, the major difference between the two quarters were adjustments to the market value of the insurance policies supporting the salary continuation and severance payments related to executives of acquired institutions. For 2003, there were several significant differences. In the first quarter of 2003, the Company wrote up the value of its retained interest in the indirect auto securitization. In the second quarter there was a write-down of $91,000. In the first quarter, the Company recognized $1.0 million in gains from sold residential loans. In the second quarter, $165,000 was recognized.

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

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. Almost all of the bonuses for employees responsible for the RAL/RT business are accrued in the first quarter when the income is earned. With year to date pretax income from the programs up 21% over last year, the bonus accrual for these employees for 2003 is also higher.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. The following table compares salary and benefit costs as a percentage of revenues and assets for the three and six-month periods ended June 30, 2003 and 2002.

TABLE 15 – SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Salary and benefits as a percentage of net revenues	31.32%	29.60%	24.43%	24.01%
Salary and benefits as a percentage of average assets	0.44%	0.45%	0.94%	0.91%

Salaries and benefits as a percentage of revenues is virtually the same on a year-to-date basis as the increase in RAL/RT revenues almost offset the additional expenses. With much lower RAL/RT revenues in the second quarters, expenses as a percentage of revenues increases.

Included within salaries and benefits are sales commissions. A number of the Company’s sales staff are paid exclusively or almost exclusively by commissions based on sales. With residential loan volume up substantially, commissions for that department have increased by approximately $443,000 over the same quarter of 2002.

Included within benefits are payroll taxes. Payroll taxes for the first half of 2003 were $1.3 million higher than the total for the first half of 2002. Some of the increase in payroll taxes relates to exempt salary adjustments, the majority of which take place in the first quarter. As salaries increase, payroll taxes increase, or at least are paid sooner in the year. Some of the increase in payroll taxes relates to the bonuses paid in 2003 for 2002 performance. While the Company accrues the bonuses during the year earned, payroll taxes are not due until the bonuses are paid. Net income for 2002 increased by 33.4% over net income for 2001, whereas net income for 2001 was 9.0% more than net income for 2000. Consequently, the bonus paid in 2003 was higher than the amount paid in 2002 for 2001 performance, and the payroll taxes paid in the first quarter of 2003 were correspondingly higher than those paid in the first quarter of 2002. These factors continue to impact the year-to-date amounts.

Included within benefits is the Company’s workers’ compensation insurance expense. Most companies in California have seen substantial increases over the last year or so in the cost of this coverage. The Company’s expense for the second quarter of 2003 increased $236,000 or 73% over the second quarter of 2002.

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The following table shows some of the major items of operating expense for the three and six-months ended June 30, 2003 and 2002 that are not specifically listed in the consolidated statements of income.

TABLE 16 – OPERATING EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Marketing	$810	$870	$1,711	$1,453
Consultants	1,345	716	2,818	1,701
Merchant credit card clearing fees	2	283	21	375
Amortization of core deposit intangibles	213	210	425	212
Provision expense for letters of credit	2,066	25	2,871	1,313
Charge-off of swap	461	—	461	—

Consultant expense in the three and six-month periods ended June 30, 2003 is higher than in corresponding periods of 2002. The Company has engaged consultants to assist it in meeting the new regulatory requirements discussed in the section below titled “Regulation.”

The core deposit intangible was recognized in connection with the purchase of the deposits from another financial institution on March 29, 2002.

As described in Note 11 to the consolidated financial statements, the Company has issued commitments to or on behalf of customers. Most of these are conditional on the financial condition of the customer, that is, the Company can cancel the commitment if the customer’s condition would indicate that it will not be able to repay any amount extended under the commitment. There are some commitments, like standby letters of credit, that the Company extends specifically to protect a third party in the event of the customer’s inability to meet its financial or contractual commitments.

In the second quarter of 2003, the Company received new information from a customer indicating that the customer’s financial condition had deteriorated. This information led the Company to conclude that there was an increased probability that standby letters of credit it had issued on behalf of the customer would be drawn on by the third party. The Company had previously provided $2.4 million as an allowance for these letters of credit, but increased the allowance by another $2.1 million to address the increased probability of loss.

The allowance for credit loss is intended as a valuation allowance for loans. That is, the total of loans less the allowance is intended to represent the Company’s best estimate of the amount that will be collected from the outstanding loans. Any allowance for unfunded commitments is therefore not included in the allowance for credit loss, but is instead recognized as an other liability in the same manner as a “contingency reserve” would be established for a legal settlement or other operational loss. Similarly, this allowance is not established by a charge to provision expense for credit loss, but instead through an “other expense.”

The interest rate swaps entered into by the Company with customers is described in Note 12 to the consolidated financial statements. As mentioned in that note, the Company charged-off $461,000 because one of its customers defaulted on the swap contract.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the Summary above, the Company’s operating efficiency ratio for the second quarter of 2003 was 61.28% compared to 52.02% for the second quarter of 2002. Stated differently, this means that the Company recognized about nine cents more in operating expenses to earn each dollar of net revenues in the second quarter of 2003 than in the same period of 2002. The major factors in the increase in the operating efficiency ratio are the reduced net interest income from the lower rate environment; the additional consulting, payroll tax, and workers compensation mentioned above; and the two charges for the letters of credit and swap mentioned above.

Table 16 and the text in this section mention the categories of operating expense in the second quarter of 2003 that exceeded the amounts recognized in the same period of 2002. In all, operating expense (the numerator of the operating efficiency ratio) increased 18.9% while net revenues (the denominator) increased 2.1%.

The reason for the lower rate of growth in net revenues is primarily the current economy—the lower interest rate environment impacts net interest income and the problematic outlook impacts the stock market and therefore trust fees. As explained in the section “Interest Rate Sensitivity,” while average earning assets exclusive of RALs were up by 10.0%, tax equivalent net interest income, affected by the lower rates, was down 2.3%.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At June 30, 2003, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At June 30, 2003, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At June 30, 2003, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

The Company sold approximately $23 million of commercial real estate loans in early 2002. These sales were completed to test the liquidity of portions of its loan portfolio. Just as the Company occasionally borrows funds on its uncommitted lines from other financial institutions simply to test the availability of funds under those lines, the Company occasionally sells portions of its loan portfolio it would otherwise keep to test its ability to liquidate that portion of the portfolio should it become necessary.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the three and six-month periods ended June 30, 2003 and 2002.

TABLE 17 – CAPITAL RATIOS

	Three-month Periods Ended June 30,			Six-month Periods Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Amounts:
Net income	$13,399	$15,222	$(1,823)	$49,817	$42,746	$7,071
Average total assets	$4,432,637	$4,045,059	$397,578	$4,586,140	$4,201,128	$385,012
Average total equity	$397,619	$339,842	$57,777	$387,001	$334,071	$52,930
Ratios:
Equity to total assets (period end)	8.99%	8.73%	0.26%	8.99%	8.73%	0.26%
Annualized return on average assets	1.21%	1.51%	-0.30%	2.19%	2.05%	0.14%
Annualized return on average equity	13.52%	17.97%	-4.45%	25.96%	25.80%	0.16%

The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings.

Areas of uncertainty or seasonal variations include changes in market interest rates, asset quality, loan demand, and the tax refund loan and transfer programs. A substantial increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduces significant seasonality and causes the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters. This seasonality also impacts the year-to-date ratios in subsequent quarters.

Capital must be managed at both the Company and at the Bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as “well capitalized,” the Company is required to have risk-based capital equivalent to at least 10% of risk adjusted assets. As of June 30, 2003, the Company’s total risk-based capital ratio was 13.00%. The Company must also maintain a Tier I capital (total shareholder equity less goodwill and other intangibles) to risk adjusted assets ratio of 6%, and 5% of average tangible assets. As of June 30, 2003, Tier I capital was 10.68% of risk adjusted assets and 8.14% of average tangible assets.

The total risk-based capital ratio of 13.00% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow.

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary Bank to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank’s ability to pay dividends is governed by Federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its second year of operations, the Bank is limited to its 2002 and 2003 earnings. Earnings to date in 2002 and 2003 are more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.21 per share.

In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds were used to repay the note issued to partially fund the purchase of Los Robles Bank, to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the subsidiary banks, and to provide some of the funds used to repurchase shares of the Company’s stock as authorized by the Company’s Board of Directors.

Since then, the Board has authorized two additional repurchase plans for $20 million each.  As of June 30, 2003, the Company had repurchased approximately 73,000 shares at an average price of $32.69 per share for a total price of $2.4 million under the most recent plan.

Dividends are paid each quarter in February, May, August and November. The quarterly dividend rate was $0.18 per share until the first quarter of 2003. It was increased to $0.20 per share in the second quarter of 2003 and it was increased to $0.21 per share in the third quarter of 2003. The dividend rate is reviewed each quarter and increases are periodically authorized to stay within the Company’s target range of a payout ratio of 35%-40% of net income.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. However, as the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company’s commitment to superior customer service and community support. Such transactions will be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease. In addition, depending on the size of the institution acquired, Bancorp might be required to borrow funds for the cash consideration.

REGULATORY ENVIRONMENT

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators and cannot open or close branch offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. The Bank is required by the provisions of the Community Reinvestment Act (“CRA”) to make significant efforts to ensure that access to banking services is available to all members of the communities served.

As a bank holding company, Bancorp is primarily regulated by the FRB. As a nationally-chartered member bank of the Federal Reserve System, the Bank’s primary Federal regulator is the Office of the Comptroller of the Currency (“OCC”). Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices. The primary reason for the merger of the banking charters of SBB&T and FNB into one nationally-chartered bank was to simplify the regulatory environment for the Company. Prior to the merger, SBB&T had the FRB as its primary Federal regulator and was also regulated by the California Department of Financial Institutions while FNB was regulated by the OCC.

The regulatory agencies may take action against bank holding companies and banks should they fail to maintain adequate capital or to comply with specific laws and regulations. Such action could take the form of restrictions on the payment of dividends to shareholders, requirements to obtain more capital from investors, or restrictions on operations. The Company and the Bank have the highest capital classification, “well capitalized,” given by the regulatory agencies and therefore are not subject to any of these restrictions. Management expects the Company and the Bank to continue to be classified as well capitalized in the future.

While financial institutions have been required by regulation to report large cash transactions to assist in preventing money laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be “suspicious.” To comply with this new level of reporting requirement, the Company has installed new “rule-based” software to detect suspicious activity. The Company has also implemented new manual procedures for detecting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

Provisions in the Sarbanes-Oxley Act of 2002 require all public companies to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies’ independent auditors will be required to attest to management’s assertion in 2004 annual reports relating to the effectiveness of the companies’ disclosure controls in ensuring financial reporting that appropriately reflect companies’ financial condition and results of operations. This requirement is expected to significantly increase audit fees for companies as companies seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, the Company has extended tax refund anticipation loans to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees are required by GAAP to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer’s tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

If a taxpayer meets the Company’s credit criteria for the refund loan product, and wishes to receive a loan with the refund as security, the taxpayer applies for and receives an advance less the transaction fees, which are considered finance charges. The Company is repaid directly by the IRS and then remits any refund amount over the amount of the loan to the taxpayer.

Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to reduce IRS processing and storage costs. Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because these programs facilitate electronic filing.

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The product mix for the program in 2003 was one third RALs, two thirds RTs.

While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company’s activities and results of operations during the first quarters of 2002 and 2003. While not quite as pronounced, these impacts are still significant to year-to-date results of operations through the remainder of the year. These impacts and other details of the programs are discussed in the following five sections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year’s net income. For 2002, the first quarter’s net income was 36.8% of the net income for the year. Because the pretax profitability of the RAL/RT programs increased 20% in 2003 over 2002 while pretax income for the remainder of the Company's activities increased 11%, the proportion of net income represented by the first quarter is likely to be higher in 2003 than in 2002. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Note D to this discussion.

Funding Sources:

As the RAL program has increased in loan volume, the Company has had to use more sophisticated funding arrangements.

Prior to 2000, the Company funded the loans by first drawing down its overnight liquid assets and then by borrowing overnight. The borrowing was done through use of its unsecured Federal funds credit lines with other financial institutions and by entering into repurchase agreements with other financial institutions that used the Company’s securities as collateral for the overnight borrowings.

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

The same mix of funding was used in 2002. However, the securitization was structured as a sale of the loans. This required a different accounting for fees and expenses related to the loans which were securitized. These loans represented about one half of the total loans. This different accounting is described below. The securitization was completely paid off in the first quarter of 2002.

In general, as the volume of the program has increased, the cost of the funding has increased relative to overnight funds, but the funding has also become more efficient in better matching the funding to the specific days needed.

For 2003, the Company used the same sources as in 2002 with the addition of a committed Federal funds line obtained from another financial institution. This line provided up to $400 million on an overnight basis. The Company was also able to use one month CDs exclusively. This helped to concentrate funding only in the period when needed. The securitization was structured essentially as in the prior year but was for a slightly smaller amount and fewer loans were sold into it to minimize this most expensive of funding sources.

Fees for Services:

The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, which are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate (“APR”) computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer’s fee does not change.

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

Credit risk has been lowered in the last three years because of the debt indicator provided by the IRS. This electronic signal indicates whether the IRS or other Federal agencies have placed liens against the taxpayer’s refund because of amounts owed for past taxes, delinquent student loans, etc. The lower credit risk allowed the banks involved with the RAL product to lower their fees.  However, the charge-off rate for RALs still remains approximately three times higher than for the rest of the Company’s loan portfolios.

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

Credit risk is managed by the use of the debt indicator supplied by the IRS supplemented by the use of credit reports. A proportion of loans charged-off each year are collected in subsequent years. When the customer applies for loan or transfer the following year, any charged-off amount from the prior year(s) is deducted from the amount of the current loan proceeds or transfer amount as permitted by the terms of the original loan agreement.

The Company’s liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. The sources of this funding are described above in “Funding Sources.” Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure an adequate amount is available.

For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit (“EIC”). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its “revenue protection” program. Such review can cause a delay in payment of a loan made on the return. Such delays reduce the profitability of the program because there is no interest charged for the time the loan is outstanding.

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

Concern has been expressed by consumer advocates regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because they are outstanding for a short time. These loans are not "rolled over" or renewed. When the fee is annualized in the APR computation, the result is a relatively high APR. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products. (Note H)

Accounting for the RAL Securitization:

As indicated above, the securitization arrangement used in 2002 and 2003 involved a “true” sale of the loans into the securitization vehicle. Under the terms of the securitization, the loans were sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the sold loans not paid by the IRS would be charged against the Company’s retained portion until that amount was exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization are not included in Tables 2A and 2B and the fees received on them are not included in Tables 2A, 2B or 3.

For the RAL securitization, with the exception of the fees charged to the Company for the securitization, the only accounting impact from securitizing a portion of the loans is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company’s securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statements of income as noninterest revenue. The cash flows associated with these RALs are the fee income received from the customer, the interest expense paid to fund the loans, and the provision expense for defaulted loans.

Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale that accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same quarter, there is no acceleration of income, and the amount of income is the same as it would be if the loans were not sold. Because of the securitization, fees which otherwise would be reported as interest income are reported in the gain account.

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

The default rate of the loans is unaffected by whether they are sold, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is to reclassify the loss from provision expense to an offset against the gain on sale.

The following table summarizes the components of the gain on sale of RAL loans for the three and six-month periods ending June 30, 2003 and 2002.

TABLE 18 – RAL GAIN ON SALE SUMMARY

	Six Months Ended June 30,
(dollars in thousands)	2003	2002

RAL fees	$12,472	$14,023
Fees paid to investor	(612)	(1,018)
Commitment fees paid	(800)	(900)
Provision expense	(3,029)	(1,935)

Net gain on sale of RAL loans	$8,031	$10,170

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three and six-month periods ending June 30, 2003 and 2002.

TABLE 19 – OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2003	2002	2003	2002

Interest income from RALs	$1,572	$2,455	$31,647	$19,102
Interest expense on funding	(21)	(22)	(772)	(1,735)
Intersegment revenues	215	397	1,670	3,897
Internal charge for funds	(288)	(189)	(2,665)	(798)

Net interest income	1,478	2,641	29,880	20,466
Provision for credit losses—RALs	(3,934)	1,238	(11,143)	(3,389)
Refund transfer fees	3,074	2,468	19,535	17,779
Gain on sale of loans	—	—	8,031	10,170
Operating expense	(855)	(1,660)	(5,673)	(11,363)

Income before taxes	$(237)	$4,687	$40,630	$33,663

Charge-offs	$4,570	$808	$13,712	$6,615
Recoveries	(547)	(1,128)	(2,569)	(3,226)

Net charge-offs	$4,023	$(320)	$11,143	$3,389

Credit Losses

The allowance table in Note 5 to the financial statements shows the activity in the allowance for RAL losses separate from the activity for other loans. Based on experience from prior years, a number of the loans may yet be paid during the remainder of this year or during the 2004 filing season. While the charge-offs above do not include the $3.0 million charged-off for RALs sold into the securitization, any recoveries received on those loans accrue to the Company.

Following past practice, the Company charged-off all remaining uncollected refund loans at June 30, 2003. There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Charge-offs in 2002 had been exceptionally low, approximately 83 basis points compared to 130-150 in prior years. This was a result of a variety of factors, most significantly the extra credit review steps taken by the Company and fewer loans being selected by the IRS for review.

Approximately 105 basis points of the RALs were charged-off in 2003. This was higher than in 2002, but not as high as in earlier years. In addition, a smaller balance of loans was collected in 2003. This occurred because the lower ratio of charge-offs in 2002 resulted in a smaller pool of charged-off loans from which to recover.

Expectations for the Remainder of 2003

Since there are no refund loans outstanding after June 30 against which an allowance should be provided, any collections that are received on loans in the remainder of 2003 will be recognized as a reduction of RAL provision expense.

Also during the rest of 2003, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A – For Tables 2A, 2B, and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Tables 2A and 2B as “Tax equivalent income included in interest income from non-taxable securities and loans.”

Note B – To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the first quarter of 2003. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note C – Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer.  The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note D – The four tables below shows the balances and amounts of interest income and expense that are excluded in computing the amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20 – RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$420,284	$25,280	$395,004	$339,693	$14,156	$325,537
Average loans	3,014,963	25,281	2,989,682	2,867,736	14,156	2,853,580
Average total assets	4,442,637	113,612	4,329,025	4,045,059	107,135	3,937,924
Average earning assets	4,132,097	25,281	4,106,816	3,747,878	14,156	3,733,722
Average certificates of deposit	2,780,305	2,000	2,778,305	2,529,107	2,000	2,527,107
Average interest bearing liabilities	3,138,699	2,000	3,136,699	2,893,144	2,000	2,891,144
Consumer loans interest income	8,971	1,572	7,399	8,746	2,455	6,291
Loan interest income	50,295	1,572	48,723	53,101	2,455	50,646
Interest income	60,432	1,572	58,860	64,153	2,455	61,698
Interest expense	13,482	21	13,461	15,656	22	15,634

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$639,688	$245,337	$394,351	$450,973	$137,109	$313,864
Average loans	3,226,502	245,337	2,981,165	2,976,400	137,109	2,839,291
Average total assets	4,586,140	229,145	4,356,995	4,201,128	306,439	3,894,689
Average earning assets	4,275,838	245,337	4,030,501	3,903,533	131,031	3,772,502
Average certificates of deposit	2,772,160	21,366	2,750,794	2,621,860	106,679	2,515,181
Average interest bearing liabilities	3,150,321	21,366	3,128,955	2,961,124	106,679	2,854,445
Consumer loans interest income	46,533	31,647	14,886	31,349	19,102	12,247
Loan interest income	129,617	31,647	97,970	120,297	19,102	101,195
Interest income	149,680	31,647	118,033	142,654	19,102	123,552
Interest expense	27,712	772	26,940	33,201	1,735	31,466

TABLE 21 – RATIOS INCLUDING AND EXCLUDING RAL/RT

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	1.21%	1.26%	1.51%	1.26%
Operating efficiency	61.28%	64.12%	52.02%	54.19%
Net interest margin	4.71%	4.59%	5.38%	5.14%

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	2.19%	1.22%	2.05%	1.20%
Operating efficiency	46.58%	62.74%	44.51%	54.77%
Net interest margin	5.91%	4.72%	5.80%	5.07%

TABLE 22 – CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

	2003 YTD Annualized	2002	2001	2000	1999

Total Including RALs
Net charge-offs	$18,042	$14,778	$12,924	$10,908	$7,088
Average loans	$3,226,502	$2,942,082	$2,678,225	$2,388,740	$1,908,227
Ratio	1.13%	0.50%	0.48%	0.46%	0.37%

Total Excluding RALs
Net charge-offs	$6,899	$12,673	$8,730	$7,741	$4,427
Average loans	$2,981,165	$2,874,091	$2,619,325	$2,328,576	$1,895,836
Ratio	0.47%	0.44%	0.33%	0.33%	0.23%

TABLE 23 – RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$15,577	$3,721	$11,856	$12,731	$2,122	$10,609
Operating expense	38,939	1,575	37,364	32,764	1,106	31,658
Provision for credit losses	(2,635)	(3,934)	1,299	(4,696)	1,238	(5,934)
Income before income tax	20,953	(237)	21,190	23,768	4,687	19,081
Provision for income tax	(7,554)	100	(7,654)	(8,546)	(1,876)	(6,670)
Net Income	13,399	(137)	13,536	15,222	2,811	12,411

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$54,429	$30,429	$24,000	$49,250	$27,950	$21,300
Operating expense	83,386	9,531	73,855	71,877	8,265	63,612
Provision for credit losses	(14,252)	(11,143)	(3,109)	(18,785)	(3,389)	(15,396)
Income before income tax	78,759	40,630	38,129	68,041	33,663	34,378
Provision for income tax	(28,942)	(17,085)	(11,857)	(25,295)	(14,155)	(11,140)
Net Income	49,817	23,545	26,272	42,746	19,508	23,238

	Three Months Ended March 31, 2003
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$38,852	$26,709	$12,143
Operating expense	44,447	7,956	36,491
Provision for credit losses	(11,617)	(7,209)	(4,408)
Income before income tax	57,806	40,867	16,939
Provision for income tax	(21,388)	(17,185)	(4,203)
Net Income	36,418	23,682	12,736

Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. Because relatively few RALs are made during the second quarter each year, the average balance of RALs in these quarters is primarily related to the speed of payment by the IRS of loans made in the first quarter and also related to when during the quarter delinquent loans are charged-off.

Note E – Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis (vertical) and maturities on the X-axis (horizontal). The line that connects the points will normally be a curve sloping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally, the slope (or a portion of the slope) inverts and short-term rates are actually higher than long term rates.

Note F – In fact, because consumer small business loans including leasing loans are generally charged-off as soon as they become 120 days delinquent, they will frequently migrate directly from a pass or grade 7 classification to loss without appearing as nonaccrual from a reporting standpoint, simply because there is only a one in three chance that a quarter-end will occur while they are in nonaccrual status.

Note G – The base case amount for net interest income is not the same as the Company’s forecast of the net interest income for the next twelve months. As indicated in the text, the computation assumes a static balance sheet. That is, the product mix remains as it currently is, with financial instruments that mature within the next twelve months being replaced by similar instruments at current market rates. That is not necessarily what the Company expects to happen.

Note H – To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,600. For 2003 the Company charged-off an average of about 105 basis points. 105 basis points for an average loan would be $27.30. Expressed as an APR, the $27.30 would be 38.3%. Funding and processing costs are incurred in addition to the credit costs.

Note I – In the current interest rate environment, some assets are earning less than 2% and could not have their interest rates decreased by 200 basis points.  For purposes of the shock analysis reported in Table 4, their rates have been reduced to 0%.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in two class action lawsuits related to the cross-collection agreement it has with other providers of refund anticipation loans. These suits are described in Note 11. The Company does not expect that the suits will have any material impact on its financial condition or operating results.

The Company has been named in a lawsuit filed by certain customers. The suit is also described in Note 11. The Company does not expect that the suit will have any material impact on its financial condition or operating results.

The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of matters to a vote of security holders:

The following matters were submitted to a vote of security holders in the second quarter of 2003.

The Company’s Annual Meeting of stockholders was held on April 22, 2003. A total of 34,512,117 shares of common stock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders:

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

Ratification of appointment of PricewaterhouseCoopers as the Company’s independent accountants:

The shareholder vote was:

	Votes	% of Shares Voting
For	29,103,086	98.92%
Against	44,048	0.15%
Abstain	274,681	0.93%

	Number	% of Share Outstanding

Non-votes	5,090,302	14.75%

Item 5. Other information

None.

Item 6. Exhibits and reports on Form 8-K

(a)           Exhibit Index:

Exhibit Number	Item Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

The following current report on Form 8-K was filed with the Securities and Exchange Commission during the second quarter of 2003.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits Press release announcing earnings for first quarter of 2003.	April 22, 2003

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2003.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits Press release announcing earnings for second quarter of 2003.	July 23, 2003

Subject		Filing Date
Item 7.	Financial Statements and Exhibits Press release announcing sale of note.	August 4, 2003

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher

Assistant Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr. President Chief Executive Officer	August 13, 2003

/s/ Donald Lafler
Donald Lafler Executive Vice President Chief Financial Officer	August 13, 2003