Form 10-Q
period 2003-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2003-11-14
CIK 357264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock - As of October 23, 2003 there were 33,932,970 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets September 30, 2003 and December 31, 2002

Consolidated Statements of Income Three and Nine-Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows Nine-Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Comprehensive Income Three and Nine-Month Periods Ended September 30, 2003 and 2002

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

SIGNATURES

PART 1

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	September 30, 2003	December 31, 2002
Assets:
Cash and due from banks	$154,383	$151,540
Federal funds sold and securities purchased under agreements to resell	—	—
Cash and cash equivalents	154,383	151,540
Securities (Note 4):
Held-to-maturity	64,493	65,846
Available-for-sale, at fair value	1,251,533	803,429
Loans, net of allowance of $52,991 at Sept 30, 2003 and $53,821 at December 31, 2002 (Note 5)	3,016,444	2,965,999
Premises and equipment, net	71,729	67,367
Accrued interest receivable	18,852	19,104
Goodwill (Note 7)	30,048	30,048
Other intangible assets (Notes 7 and 8)	3,167	4,270
Other assets (Note 6)	110,958	111,610
Total assets	$4,721,607	$4,219,213

Liabilities:
Deposits:
Noninterest bearing demand deposits	$878,346	$823,883
Interest bearing deposits	2,853,029	2,692,194
Total Deposits	3,731,375	3,516,077
Federal funds purchased and securities sold under agreements to repurchase	89,575	29,723
Long-term debt and other borrowings (Note 9)	463,528	264,969
Accrued interest payable and other liabilities	47,232	37,369
Total liabilities	4,331,710	3,848,138

Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 33,930 outstanding at Sept 30, 2003 and 34,550 at December 31, 2002)	8,486	8,641
Surplus	72,100	94,314
Accumulated other comprehensive income	9,956	11,561
Retained earnings	299,355	256,559
Total shareholders’ equity	389,897	371,075
Total liabilities and shareholders’ equity	$4,721,607	$4,219,213

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$48,128	$51,540	$177,745	$171,837
Securities	11,719	10,717	30,930	32,174
Federal funds sold and securities purchased under agreements to resell	104	105	956	955
Commercial paper	—	—	—	50
Total interest income	59,951	62,362	209,631	205,016
Interest expense:
Deposits	8,490	10,954	27,776	36,304
Securities sold under agreements to repurchase and Federal funds purchased	75	254	617	1,084
Other borrowed funds	4,473	3,890	12,357	10,911
Total interest expense	13,038	15,098	40,750	48,299
Net interest income	46,913	47,264	168,881	156,717
Provision for credit losses (Note 5)	2,653	(1,505)	16,905	17,280
Net interest income after provision for credit losses	44,260	48,769	151,976	139,437
Non interest revenue:
Service charges on deposits	3,898	3,572	11,468	10,496
Trust fees	3,558	3,195	10,581	10,228
Refund transfer fees	228	146	19,763	16,582
Other service charges, commissions and fees, net	4,740	2,678	13,545	9,275
Net gain on sale of tax refund loans	—	—	8,031	10,170
Net gain on securities transactions	928	615	1,592	684
Other income	714	1,226	3,515	3,247
Total noninterest revenue	14,066	11,432	68,495	60,682
Operating expense:
Salaries and benefits	20,521	18,792	63,458	56,881
Net occupancy expense	3,870	3,692	10,967	10,350
Equipment expense	2,043	2,150	6,810	5,981
Other expense	11,624	9,625	40,209	32,924
Total operating expense	38,058	34,259	121,444	106,136
Income before income taxes	20,268	25,942	99,027	93,983
Provision for income taxes	7,011	8,326	35,953	33,621
Net income	$13,257	$17,616	$63,074	$60,362

Earnings per share - basic (Note 3)	$0.39	$0.51	$1.84	$1.73
Earnings per share - diluted (Note 3)	$0.39	$0.50	$1.82	$1.72
Average number of shares - basic	34,121	34,799	34,331	34,838
Average number of shares - diluted	34,430	35,037	34,663	35,020
Dividends declared per share	$0.21	$0.18	$0.59	$0.51
Dividends paid per share	$0.21	$0.18	$0.59	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2003	2002
Cash flows from operating activities:
Net Income	$63,074	$60,362
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,445	6,397
Provision for credit losses	16,905	17,280
Net amortization of discounts and premiums for securities and commercial paper	2,876	(1,970)
Net change in deferred loan origination fees and costs	(378)	340
Net gain on sales and calls of securities	(1,592)	(684)
Change in accrued interest receivable and other assets	2,538	(21,906)
Change in accrued interest payable and other liabilities	9,863	2,381
Net cash provided by operating activities	100,731	62,200
Cash flows from investing activities:
Proceeds from sales of AFS securities	96,567	114,502
Proceeds from calls, maturities, and partial paydowns of
AFS securities	240,125	119,401
Proceeds from calls and maturities of HTM securities	3,987	9,201
Purchase of AFS securities	(791,487)	(287,420)
Proceeds from sale or maturity of commercial paper	—	50,000
Purchase of commercial paper	—	(49,950)
Net increase in loans made to customers	(66,972)	(122,701)
Purchase or investment in premises and equipment	(11,170)	(10,037)
Net cash used in investing activities	(528,950)	(177,004)
Cash flows from financing activities:
Net increase in deposits	215,298	15,537
Net increase in borrowings with maturities of 90 days or less	59,852	29,212
Proceeds from long-term debt and other borrowing	225,700	110,500
Payments on long-term debt and other borrowing	(27,141)	(85,803)
Cash paid for retirement of stock	(28,149)	(10,111)
Proceeds from issuance of common stock	5,780	4,290
Dividends paid	(20,278)	(17,938)
Net cash provided by financing activities	431,062	45,687
Net increase (decrease) in cash and cash equivalents	2,843	(69,116)
Cash and cash equivalents at beginning of period	151,540	230,957
Cash and cash equivalents at end of period	$154,383	$161,840

Supplemental disclosure:
Interest paid during period	$43,074	$51,553
Income taxes paid during period	$21,950	$28,900

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended September 30, 2003			For the Three-Month Period Ended September 30, 2002
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$20,268	$7,011	$13,257	$25,942	$8,326	$17,616
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	(12,992)	(5,463)	(7,529)	17,666	7,429	10,237
Less: reclassification adjustment for gains included in net income	928	390	538	615	259	356
Other comprehensive income (loss)	(13,920)	(5,853)	(8,067)	17,051	7,170	9,881
Comprehensive income	$6,348	$1,158	$5,190	$42,993	$15,496	$27,497

	For the Nine-Month Period Ended September 30, 2003			For the Nine-Month Period Ended September 30, 2002
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$99,027	$35,953	$63,074	$93,983	$33,621	$60,362
Other comprehensive income:
Net unrealized gain (loss) on securities:
Net unrealized holding gains (losses) arising during period	(1,178)	(495)	(683)	25,774	10,838	14,936
Less: reclassification adjustment for gains included in net income	1,592	669	923	684	288	396
Other comprehensive income (loss)	(2,770)	(1,165)	(1,605)	25,090	10,550	14,540
Comprehensive income	$96,257	$34,788	$61,469	$119,073	$44,171	$74,902

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for 2002 have been reclassified to be consistent with the reporting for 2003.

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

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of September 30, 2003 and December 31, 2002, the Company held some properties which it had obtained from foreclosure. However because of the uncertainty relating to realizing any proceeds from their disposal in excess of the cost of disposal, the Company has written their carrying value down to zero. In addition to the properties written down to zero, at December 31, 2002, the Company also held one property with a carrying amount of $438,000. This property was sold in the second quarter of 2003.

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

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at September 30, 2003 or December 31, 2002.

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

Segment Disclosure

While the Company’s products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Refund Programs, and Fiduciary. The remaining activities of the Company are reported in a segment titled “All Other.”

Information regarding how the Company determines its segments is provided in Note 26 to the Consolidated Financial Statements included in the Company’s 2002 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 13. There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the annual report.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 would have been as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(dollars in thousands)	2003	2002	2003	2002

Net Income, as reported	$13,257	$17,616	$63,074	$60,362
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150)	(192)	(449)	(575)
Pro forma net income	$13,107	$17,424	$62,625	$59,787

Earnings Per Share:
Basic - as reported	$0.39	$0.51	$1.84	$1.73
Basic - pro forma	$0.38	$0.50	$1.82	$1.72
Diluted - as reported	$0.39	$0.50	$1.82	$1.72
Diluted - pro forma	$0.38	$0.50	$1.81	$1.71

For purposes of this computation for the third quarter of 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.57%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.21233
Expected volatility 5 years:	0.22500
Expected dividend:	$0.84 per year

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

SFAS 148 now permits companies voluntarily changing to the “fair value” method to choose between the current prospective transition method and two other transition approaches if the change occurs in 2003. After 2003, companies voluntarily changing to the “fair value” method will have to use one of the two new transition approaches. The Company is still considering whether to change to the “fair value” method, and, if so, the appropriate way to address in the valuation of the options in the absence of the transferability of options assumed in the standard valuation models.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). The provisions of SFAS No.149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments.

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

On November 7, 2003 the FASB deferred the provisions of FAS 150 as they apply to certain mandatorily redeemable financial instruments.  The Company has not issued any mandatorily redeemable instruments, and as a result, this deferral is not expected to impact the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Certain disclosure requirements of this interpretation are effective for December 31, 2002 financial statements. The accounting requirements are effective for existing entities beginning December 31, 2003 and for newly formed entities beginning February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

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

The Company has invested in several partnerships that promote the development of low cost housing.  These partnerships are variable interest entities within the scope of FIN 46.  However, Management has concluded that consolidation of these entities with the Company is not necessary because as a group the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights.

Management does not believe that the Company is the primary beneficiary of any other such entities. Therefore the implementation of FIN 46 has not had any impact on Company’s results of operations, financial position, or cash flows.

Derivative Instruments

The Company has established policies and procedures to permit limited types and amounts of derivative instruments to help manage its interest rate risk. At various times, the Company has entered into interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company paid a fixed rate of interest to the counterparty and received a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms.

The Company has also established policies and procedures to sell derivatives, specifically interest rate swaps, to customers to assist them in managing their interest rate risk. Generally these customers have wanted to protect themselves from rising rates. Depending on the notional amount of the swap, the Company may cover its position with an interest rate swap purchased from another counterparty with equal but opposite terms, thereby “covering” its position, so as not to incur any additional interest rate risk. With smaller transactions that mitigate the Company’s current interest rate risk position, the Company may not cover its position. The Company’s policy limits both the individual notional amount and the aggregate notional amount of these covered and uncovered derivatives.

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

All derivatives are required to be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income, within other income.

Because the swaps sold to customers are not intended to act as a hedge for the Company’s interest rate risk position with respect to the loan, only the customer’s position, changes in the fair value of these hedges are included in net income in the period in which the changes occur. Because a derivative may not be used to hedge another derivative, any changes in the fair value of swaps entered into to cover the Company’s position on the customer swaps are also included in net income in the period in which they occur.

2.  BUSINESS COMBINATIONS

The Company’s last two acquisitions of financial institutions occurred in 2000. One of these was accounted for as a pooling-of-interests. All amounts reported in these notes and the accompanying discussions for the years prior to 2001 have been restated as if this combination had occurred prior to the earliest year for which amounts are reported. The second combination was accounted for as a purchase. The goodwill recorded in connection with this combination is discussed in Note 7.

The Company also acquired the deposits and certain loans of two branches of another financial institution in 2002. This acquisition and the core deposit intangible resulting from it are discussed in Note 7.

As described in Note 15, on October 16, 2003 the Company announced that it has signed a definitive agreement under which it will acquire Pacific Crest Capital, Inc.

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

The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2003 and 2002, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods		Nine-month Periods
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended September 30, 2003
Numerator — Net Income	$13,257	$13,257	$63,074	$63,074

Denominator — weighted average shares outstanding	34,121	34,121	34,331	34,331
Plus: net shares issued in assumed stock option exercises		309		332

Diluted denominator		34,430		34,663

Earnings per share	$0.39	$0.39	$1.84	$1.82
Anti-dilutive options excluded		6		67

Period ended September 30, 2002
Numerator — Net Income	$17,616	$17,616	$60,362	$60,362

Denominator — weighted average shares outstanding	34,799	34,799	34,838	34,838
Plus: net shares issued in assumed stock option exercises		238		182
Diluted denominator		35,037		35,020

Earnings per share	$0.51	$0.50	$1.73	$1.72
Anti-dilutive options excluded		70		107

The sum of the diluted earnings per share for the first quarter of 2003 of $1.05, for the second quarter of 2003 of $0.39, and for the third quarter of $0.39 is $1.83 which exceeds the diluted earnings per share of $1.82 reported for the nine-months period ended September 30, 2003. This anomaly is the result of rounding.

4.  SECURITIES

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

	September 30, 2003			December 31, 2002
(dollars in thousands)	Held-to- Maturity	Available- for-Sale	Total	Held-to- Maturity	Available- for-Sale	Total
Net carrying amount:
In one year or less	$10,019	$120,939	$130,958	$3,564	$135,541	$139,105
After one year through five years	5,971	664,092	670,063	13,291	417,354	430,645
After five years through ten years	17,085	177,247	194,332	14,997	29,317	44,314
After ten years	31,418	272,077	303,495	33,994	201,267	235,261
Total Securities	$64,493	$1,234,355	$1,298,848	$65,846	$783,479	$849,325

Estimated fair value:
In one year or less	$10,286	$123,052	$133,338	$3,608	$137,421	$141,029
After one year through five years	6,744	675,939	682,683	14,388	431,744	446,132
After five years through ten years	20,346	176,339	196,685	17,422	29,970	47,392
After ten years	37,586	276,203	313,789	39,198	204,294	243,492
Total Securities	$74,962	$1,251,533	$1,326,495	$74,616	$803,429	$878,045

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2003
Held-to-maturity:
State and municipal securities	$64,493	$10,469	$—	$74,962
	64,493	10,469	—	74,962
Available-for-sale:
U.S. Treasury obligations	115,512	3,121	—	118,633
U.S. agency obligations	208,085	8,576	—	216,661
Collateralized mortgage obligations	15,367	342	—	15,709
Mortgage-backed securities	747,656	3,658	(5,197)	746,117
Asset-backed securities	27,287	682	—	27,969
State and municipal securities	120,448	7,387	(1,391)	126,444
	1,234,355	23,766	(6,588)	1,251,533
	$1,298,848	$34,235	$(6,588)	$1,326,495

	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
Held-to-maturity:
State and municipal securities	$65,846	$8,770	$—	$74,616
	65,846	8,770	—	74,616
Available-for-sale:
U.S. Treasury obligations	66,550	2,421	—	68,971
U.S. agency obligations	303,579	10,552	(11)	314,120
Collateralized mortgage obligations	108,089	1,095	(163)	109,021
Mortgage-backed securities	176,933	2,637	(58)	179,512
Asset-backed securities	28,372	233	(212)	28,393
State and municipal securities	99,956	4,550	(1,094)	103,412
	783,479	21,488	(1,538)	803,429
	$849,325	$30,258	$(1,538)	$878,045

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

5.  LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The balances in the various loan categories are as follows:

(dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Real estate:
Residential - 1 to 4 family	$767,521	$691,160	$684,081
Non-residential and multi-family residential	860,523	816,974	792,455
Construction	230,183	289,017	287,192
Commercial loans	657,378	653,655	611,382
Home equity loans	128,053	116,704	112,708
Consumer loans	274,567	288,040	258,117
Leases	139,620	134,104	134,292
Municipal tax-exempt obligations	11,590	30,166	30,415
Total loans	3,069,435	3,019,820	2,910,642
Allowance for credit losses	52,991	53,821	55,341
Net loans	$3,016,444	$2,965,999	$2,855,301

The amounts reported in the table above for September 30, 2002 and December 31, 2002 for the categories of Commercial and Nonresidential Real Estate are different from the amounts previously reported for those categories. As part of the process of reorganizing its business lines as described in Note 26 to its 2002 10-K, the Company is reclassifying some of the loans from Commercial to Nonresidential real estate to better recognize the purpose of the loans rather than the organizational unit in which they were recorded.

The loan balances at September 30, 2003, December 31, 2002 and September 30, 2002 are net of approximately $4.9 million, $5.3 million, and $5.2 million respectively, in deferred net loan fees and origination costs.  The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of September 30, 2003, December 31, 2002 and September 30, 2002:

(dollars in thousands)	Sept 30, 2003	December 31, 2002	Sept 30, 2002
Loans identified as impaired	$44,279	$47,470	$33,515
Impaired loans for which a valuation allowance has been established	$41,793	$41,304	$32,801
Amount of valuation allowance for impaired loans	$17,941	$7,546	$8,645
Impaired loans for which no valuation allowance has been established	$2,486	$6,166	$714

The following table discloses additional information about impaired loans for the three and nine-month periods ended September 30, 2003 and 2002:

	Three-month Periods Ended Sept 30,		Nine-month Periods Ended Sept 30,
(dollars in thousands)	2003	2002	2003	2002
Average amount of recorded investment in impaired loans for the year	$41,796	$18,715	$46,969	$19,769
Interest recognized during the period for impaired loans	$286	$163	$298	$473

The valuation allowance for impaired loans of $17.9 million as of September 30, 2003 is included within the allowance for credit losses of $53.0 million in the “All Other Loans” column in the statement of changes in the allowance account as of September 30, 2003 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
For the nine months ended September 30, 2003:
Balance, December 31, 2002	$53,821	$—	$53,821
Provision for credit losses	7,397	9,508	16,905
Credit losses charged against allowance	(13,250)	(13,712)	(26,962)
Recoveries added to allowance	5,023	4,204	9,227

Balance, September 30, 2003	$52,991	$—	$52,991

For the quarter ended Sept 30, 2003:
Balance June 30, 2003	$50,031	$—	$50,031
Provision for credit losses	4,288	(1,635)	2,653
Credit losses charged against allowance	(2,774)	—	(2,774)
Recoveries added to allowance	1,446	1,635	3,081

Balance, September 30, 2003	$52,991	$—	$52,991

For the nine months ended September 30, 2002:
Balance, December 31, 2001	$48,872	$—	$48,872
Provision for credit losses	14,550	2,730	17,280
Credit losses charged against allowance	(11,942)	(6,615)	(18,557)
Recoveries added to allowance	3,861	3,885	7,746

Balance, September 30, 2002	$55,341	$—	$55,341

For the quarter ended September 30, 2002:
Balance June 30, 2002	$59,122	$—	$59,122
Provision for credit losses	(846)	(659)	(1,505)
Credit losses charged against allowance	(4,811)	—	(4,811)
Recoveries added to allowance	1,876	659	2,535

Balance, September 30, 2002	$55,341	$—	$55,341

6.  OTHER ASSETS

Included in other assets on the balance sheets at September 30, 2003 and December 31, 2002, are deferred tax assets of $21.3 million and $19.6 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision expense. The Company cannot necessarily deduct its provision expense in its tax return in the same year in which it is recognized for financial statements. Provision expense is deductible for income tax purposes only as loans are actually charged-off.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at both September 30, 2003 and December 31, 2002 is $30.0 million. The goodwill is recorded within the Community Banking segment. Also recorded on the balance sheet at September 30, 2003 is $0.5 million in mortgage servicing rights discussed in Note 8 and an intangible asset of $2.6 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. The assets and liabilities purchased were moved to nearby branches of the Bank and the other financial institution closed their offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.3 million with accumulated amortization of $1.7 million. The Company has determined the $2.6 million must be specifically allocated to the value of the core deposits acquired, and it is recorded within the Community Banking segment.

Amortization expense for the remainder of 2003 and over the next five years on this core deposit intangible and current other intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense
	2003	$212
	2004	$850
	2005	$850
	2006	$696
	2007	$12
	Thereafter	$17

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

As of September 30, 2003, pertinent data related to this securitization is as follows:

(dollars in thousands)
Principal amount outstanding	$9,510
Retained interest	$2,148
Principal amount of delinquencies greater than 30 days	$216

From inception and for the three and nine-month periods ended September 30, 2003:

(dollars in thousands)	From Inception	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net credit losses	$586	$17	$60
Cash flows received for servicing fees	$444	$17	$57
Cash flows received on retained interest	$2,002	$130	$430

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At September 30, 2003
Discount rate	11%	8%
Prepayment rate	26.85%	39.36%
Weighted average life of prepayable assets	51 months	22 months
Default rate	1.00%	1.56%

The impact of changes on these assumptions to the carrying amount of the retained interests have been reflected in the Company’s statements of financial position and results of operations.

As of September 30, 2003, the balance of the retained interest was $2.15 million. The calculation of the balance of retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)	Change in Retained Interest

Default rate:
10 basis points higher	$(5)
10 basis points lower	$5

Discount rate:
1% higher	$(29)
1% lower	$29

Prepayment rate:
4% higher	(1)
4% lower	2

The balance of the retained interest is marginally sensitive to the changes in the default rate, discount rate, and the prepayment rate.

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

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2002 and 2003 sold RALs into a multi-seller conduit, backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2002 and 2003, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remained.

Mortgage Servicing Rights

The Company sells some of the residential mortgages it originates and, for most of these sold loans servicing is retained. As of September 30, 2003, the Company serviced $96.2 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing cost, which approximates fair value. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrower of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loan was paid back over the original term. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans.

As of December 31, 2002, the value of the Company’s MSR was $995,000. During the first quarter of 2003, the rate of prepayments on these loans increased. This resulted in a shorter period of time over which the Company expected to receive the servicing fees. To reflect this shorter period, the Company wrote down the value of the servicing rights by $444,000. This was in addition to the normal amortization expense for the quarter. Assuming that the higher prepayments would continue, the Company also reduced the value attributed to the MSR resulting from loans sold in the second quarter. No further write down was deemed necessary at the end of that quarter. The Company wrote down the value of the servicing rights by $158,000 in the third quarter due to continued prepayments on underlying loans. The value of the MSR at September 30, 2003 was $529,000.

9.  LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings included the following items:

(dollars in thousands)	September 30, 2003	December 31, 2002

Federal Home Loan Bank advances	$379,100	$176,000
Treasury Tax & Loan amounts due to Federal Reserve Bank	8,428	12,969
Subordinated debt issued by the Bank	36,000	36,000
Senior debt issued by the Bancorp	40,000	40,000
Total	$463,528	$264,969

The Federal Home Loan Bank (“FHLB”) advances have the following maturities: $86.6 million in 1 year or less; $218.0 million in 1 to 3 years, and $74.5 million in more than 3 years. The senior debt is due in July 2006 and the subordinated debt is due in July 2011. The Treasury Tax and Loan notes are due on demand.

10.  COMMITMENTS AND CONTINGENCIES

Legal Matters

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

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender.  The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc.  The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed.  This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer.  The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit has been changed to Santa Barbara. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender.  The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust.  The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with the RT customer and is specifically authorized and agreed to by the customer.  The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs have dismissed the complaint without prejudice. Their legal counsel has advised the Company’s legal counsel that it intends to file a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $724.4 million and $739.6 million at September 30, 2003 and 2002, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $663.5 million and $604.6 million at September 30, 2003 and 2002, respectively, were pledged to the FHLB as security for borrowings.

Letters of Credit and Other Contractual Commitments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the credit agreement. The Company sometimes charges fees in connection with loan commitments. Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance or support the debt of a customer to a third party. The Company charges a fee for these letters of credit.

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any unplanned for and unprovided for losses will arise from such draws, unless there are significant changes in the financial condition of the customers since the evaluation of the condition was performed by the Bank.

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

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of September 30, 2003 and December 31, 2002, the contractual notional amounts and the maturity of these instruments are as follows:

	As of September 30, 2003					As of
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2002

Commercial lines of credit	$273,420	$92,475	$20,414	$58,446	$444,755	$519,385
Consumer lines of credit	5,534	6,666	7,673	142,974	162,847	131,087
Standby letters of credit	44,790	12,131	5,294	3,090	65,305	66,777

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the allowance is included in other liabilities. In the second quarter of 2003, the Company added $2.1 million to the allowance. The addition relates to two letters of credit extended to a customer whose financial condition changed significantly enough that it would be unable to meet the financial obligations for which the letters of credit provide credit enhancement. In the third quarter of 2003, another $440,000 was added to this allowance. The current balance of the allowance is $5.8 million, $4.9 million of which relates to the above mentioned customer.

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of September 30, 2003.

	As of September 30, 2003					As of
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2002

Deposits *	$3,448,345	$228,656	$53,604	$770	$3,731,375	$3,516,077
Borrowings	184,603	253,000	69,000	46,500	553,103	294,692
Purchase obligations	697	985	—	—	1,682	2,187
Non-cancelable leases	7,826	12,696	10,190	6,245	36,957	41,316

*                                         Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less than One Year time range.

11.  DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the third quarter of 2003 for managing its own interest rate risk. The one swap disclosed at June 30, 2003 related to a specific loan and which qualified as a fair value hedge, terminated during the third quarter of 2003.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of September 30, 2003, these swaps had a notional amount of $76.1 million and a fair value of $2.1 million. To avoid increasing its own interest rate risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover these customer swaps. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution may default on its obligation. In the second quarter of 2003, one of the Company’s customers defaulted on its payments due under the swap agreement. The collateral supporting this swap is also pledged to support loans made by the Company which are not current, so the Company took a charge to write off the value of the swap.

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2003 and December 31, 2002, are as follows:

	As of Sept 30, 2003		As of December 31, 2002
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$154,383	$154,383	$151,540	$151,540
Federal funds sold	—	—	—	—
Money market funds	—	—	—	—
Securities available-for-sale	1,251,533	1,251,533	803,429	803,429
Securities held-to-maturity	64,493	74,962	65,846	74,616
Net loans	3,016,444	3,080,991	2,965,999	3,103,098
Derivatives	2,134	2,134	—	1,718
Total financial assets	4,488,987	4,564,003	3,986,814	4,134,401
Financial liabilities:
Deposits	3,731,375	3,745,916	3,516,077	3,526,666
Long-term debt, FHLB Advances	455,100	461,273	252,000	268,821
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	98,002	97,997	42,691	42,699
Derivatives	3,143	3,143	875	875
Total financial liabilities	4,287,620	4,308,329	3,809,925	3,839,061

13.  SEGMENT DISCLOSURE

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

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended September 30, 2003
Revenues from external customers	$30,355	$24,063	$1,436	$3,624	$16,195	$75,673
Intersegment revenues	18,928	—	91	379	8,203	27,601
Total revenues	$49,283	$24,063	$1,527	$4,003	$24,398	$103,274

Profit (Loss)	$22,643	$15,332	$1,608	$2,085	$(19,744)	$21,924
Interest income	23,732	23,699	46	—	14,130	61,607
Interest expense	7,643	—	21	—	5,374	13,038
Internal charge for funds	7,590	6,468	19	3	13,521	27,601
Depreciation	921	42	140	34	1,368	2,505
Total assets	1,828,534	1,563,909	56,016	1,261	1,271,887	4,721,607
Capital expenditures	—	—	—	—	3,259	3,259

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended September 30, 2002
Revenues from external customers	$30,277	$26,541	$252	$3,300	$15,522	$75,892
Intersegment revenues	20,372	—	94	424	12,145	33,035
Total revenues	$50,649	$26,541	$346	$3,724	$27,667	$108,927

Profit (Loss)	$19,657	$14,565	$(246)	$1,786	$(7,724)	$28,040
Interest income	24,901	26,228	105	—	13,226	64,460
Interest expense	9,958	—	22	220	4,898	15,098
Internal charge for funds	10,448	10,037	12	15	12,524	33,035
Depreciation	958	61	126	23	963	2,131
Total assets	1,725,227	1,521,092	45,817	5,013	786,750	4,083,899
Capital expenditures	—	—	—	—	3,011	3,011

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Nine months ended September 30, 2003
Revenues from external customers	$93,500	$73,080	$63,512	$10,796	$42,175	$283,063
Intersegment revenues	50,750	—	1,761	1,033	29,970	83,514
Total revenues	$144,250	$73,080	$65,273	$11,829	$72,145	$366,577

Profit (Loss)	$62,149	$45,217	$42,238	$6,395	$(52,034)	$103,964
Interest income	72,083	71,865	31,965	—	38,655	214,568
Interest expense	24,908	—	793	—	15,049	40,750
Internal charge for funds	23,786	21,442	2,684	9	35,593	83,514
Depreciation	2,791	124	407	90	4,033	7,445
Total assets	1,828,534	1,563,909	56,016	1,261	1,271,887	4,721,607
Capital expenditures	—	—	—	—	11,170	11,170

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Nine months ended September 30, 2002
Revenues from external customers	$91,766	$81,833	$47,303	$10,503	$39,357	$270,762
Intersegment revenues	72,192	—	3,991	1,609	22,414	100,206
Total revenues	$163,958	$81,833	$51,294	$12,112	$61,771	$370,968

Profit (Loss)	$61,099	$43,340	$33,593	$6,516	$(45,502)	$99,047
Interest income	71,484	80,512	19,207	—	38,877	210,080
Interest expense	33,224	—	1,582	708	12,785	48,299
Internal charge for funds	33,201	32,446	810	25	33,724	100,206
Depreciation	2,672	175	367	238	2,945	6,397
Total assets	1,725,227	1,521,092	45,817	5,013	786,750	4,083,899
Capital expenditures	—	—	—	—	10,037	10,037

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2003	2002	2003	2002
Total revenues for reportable segments	$103,274	$108,927	$366,577	$370,968
Elimination of intersegment revenues	(27,601)	(33,035)	(83,514)	(100,206)
Elimination of taxable equivalent adjustment	(1,656)	(2,098)	(4,937)	(5,064)
Total consolidated revenues	$74,017	$73,794	$278,126	$265,698

Total profit or loss for reportable segments	$21,924	$28,040	$103,964	$99,047
Elimination of taxable equivalent adjustment	(1,656)	(2,098)	(4,937)	(5,064)
Income before income taxes	$20,268	$25,942	$99,027	$93,983

Intersegment revenues consist of transfer pricing for the funds provided by the Community Banking, Refund Programs, and Fiduciary segments, and through the borrowings incurred by the Treasury function included in All Other. Internal charge for funds consists of transfer pricing for the funds used for lending activities by Community Banking and Commercial Banking and for the purchases of investments by the Treasury function. With interest rates lower in the three and nine-month periods ended September 30, 2003 than in the corresponding periods of 2002, the transfer pricing revenues and charges are less in 2003 than in 2002.

The Company records provision expense for all loans other than RALs in its Credit Administration Department which is included in the All Other segment. The $5.1 million difference between the provision for non-RAL loans for the third quarter of 2002 and the third quarter of 2003 accounts for a large portion of the increase in the pre-tax loss in this segment in the third quarter of 2003 compared to the same quarter of 2002. The remainder is due to other noninterest expenses discussed in the section of the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Operating Expense.”

14.  SUBSEQUENT EVENT

On October 16, 2003, the Company announced that it has signed a definitive agreement under which it will acquire Pacific Crest Capital, Inc. (PCCI) in an all cash transaction valued at $135.8 million, or $26 per each diluted share of Pacific Crest Capital common stock. Following regulatory and PCCI shareholder approval, the transaction is expected to close in the first quarter of 2004.

Pacific Crest Capital, Inc. is an Agoura Hills, California-based bank holding company with $592 million in assets that conducts business through its wholly-owned subsidiary, Pacific Crest Bank, which has three full-service California branches located in Beverly Hills, Encino and San Diego.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAAP AND NON-GAAP MEASURES

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, these activities of these programs occur primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 13 to the consolidated financial statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States (“GAAP”).

Because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs. Management does this so that it may compare the results of the Company’s traditional banking operations with the results of other financial institutions. For the last several years, the Company’s Management has conducted conference calls with analysts and investors in connection with its quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing certain balances and the usual performance ratios for the Company exclusive of the RAL and RT programs. The Company’s Management believes analysts and investors request this information for the same reason that Management uses it internally, namely, to provide more comparability with virtually all of the rest of the Company’s peers that do not operate such programs. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

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

Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note A.  Many other banks also report these amounts and ratios on an FTE basis.

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $13.3 million for the quarter ended September 30, 2003, compared to $17.6 million in the third quarter last year, a decrease of $4.4 million or 24.7%. Diluted earnings per share for the third quarter of 2003 were $0.39 compared to $0.50 earned in the third quarter of 2002.

Compared to the third quarter of 2002, net interest income (the difference between interest income and interest expense) for the third quarter of 2003 decreased by $351,000, a decrease of 0.74%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were lower compared to the third quarter of 2002. Interest on loans for the third quarter decreased 6.62%, from $51.5 million for 2002 to $48.1 million for 2003. Exclusive of fees on RALs, interest and fees on loans decreased $3.4 million from the third quarter of 2002 to the third quarter of 2003 due primarily to the Federal Open Market Committee’s (“FOMC”) 50 basis point decrease in target Federal funds rate in November 2002 and 25 basis point decrease in June 2003.

Average loan balances increased from $2.89 billion during the third quarter of 2002, to $3.03 billion during the same quarter of 2003, a 5.1% increase. There were virtually no average RALs included in these average loan figures for the third quarter of 2002 and 2003 because the programs are run almost exclusively in the first and second quarters of the year (Note J). Total interest income decreased $2.9 million in the third quarter of 2003 compared to the same quarter of 2002. The lower net interest amount is accounted for by the fact that the decrease in interest expense was $0.8 million less than the decrease in interest income.

Average interest-bearing deposits and liabilities increased $425.6 million or 14.7%. Despite the growth in deposits, interest expense decreased $2.1 million or 13.6% due to the lower rate environment in the third quarter of 2003 compared to 2002.

Provision expense increased from a negative $1.5 million in the third quarter of 2002 to $2.7 million in the third quarter of 2003. Provision expense for loans other than RALs increased from a negative $846,000 to $4.3 million for the same respective periods primarily due to an improvement in credit quality of several large loans in the third quarter of 2002 that led to the negative provision.  Provision expense for the nine months ended September 30, 2003, however, decreased to $16.9 million from $17.3 million in the same period in 2002 due to continuing improvement in the credit quality of the overall loan portfolio.

Noninterest revenue increased by $2.6 million or 23.0% over the same quarter of 2002. Exclusive of the impact of fees from the refund transfer program and any gain on sale of RALs through a securitization, noninterest revenues increased $2.6 million or 22.6%. Operating expense was $38.1 million in the third quarter of 2003 compared to $34.3 million in the same quarter of 2002. An explanation of these increases is presented later in this discussion in the sections below titled “Noninterest Revenue” and  “Operating Expense,” respectively.

TABLE 1 – PERFORMANCE RATIOS

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	1.14%	1.07%	1.73%	1.77%
Return on average equity	13.29%	12.36%	19.80%	19.96%
Operating efficiency	61.68%	60.73%	56.93%	55.25%
Net interest margin	4.49%	4.49%	5.24%	5.23%

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	1.83%	1.17%	1.95%	1.39%
Return on average equity	21.63%	13.24%	23.73%	16.08%
Operating efficiency	50.45%	62.06%	47.86%	54.95%
Net interest margin	5.43%	4.63%	5.62%	5.13%

In 2003, the Company’s return on average assets (“ROA”) for the third quarter was 1.14% compared to 1.73% for the third quarter of 2002, and the return on average equity (“ROE”) was 13.29% compared to 19.80%.  These annualized ratios are significantly impacted by the highly seasonal tax refund programs.  Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.07% for the third quarter of 2003, compared to 1.77% for the same period in 2002.  The large changes in the ROA from third quarter 2002 to third quarter 2003 both with RALs (34%) and without RALs (40%) is a function of a 16% growth in assets combined with a 31% decrease in net income without RALs or a 25% decrease in net income including RALs.  The increase in assets is substantially due to the leveraging strategy, discussed in the section titled, “Securities” below, while the decrease in net income can be attributed to a decrease in net interest margin, discussed below, and an increase in the provision for loan loss caused by the negative provision in the third quarter of 2002 to reflect an improvement in credit quality for several large loans.  The changes in ROE for the third quarter from 2002 to 2003, both with RALs (33%) and without RALs (38%) is a function of a 12% growth in equity combined with the decreases in net income mentioned above.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar.  The increase in the operating efficiency ratio to 61.68% for the third quarter of 2003 from 56.93% for the same quarter in 2002 can be attributed to a faster rate of growth in operating expenses, as discussed in the section titled, “Operating Expense”, than in net revenues.  The slower growth in net revenues for the two periods was caused primarily by the decrease in net interest margin, discussed below.

The decrease in the net interest margin, exclusive of the impact of RAL/RT programs from the third quarter of 2002 to the third quarter of 2003 is the result of the leveraging strategy, discussed in the section titled, “Securities” below, and the continuing low interest rate environment.  The low interest rate environment tends to cause a lower net interest margin because the rates paid on deposits cannot be decreased at the same rate that interest rates the Company charges on loans are decreased to be competitive.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8) implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”: and (9) other risks detailed in the Pacific Capital Bancorp 2002 Annual Report on Form 10-K filed with the Securities and Exchange

Commission (“2002 10-K”). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The principal areas in which estimates are used are as follows:

An estimate of the amount of the probable losses incurred in the Company’s loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Credit Quality and the Allowance for Credit Losses” and in Note 1 to the Consolidated Financial Statements presented in the Company’s 2002 10-K. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will have been understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate then the Company will reverse the excess allowance through a lower or negative provision expense in future periods.

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

Other real estate owned and impaired loans: The fair value of other real estate owned or real estate collateral supporting impaired loans is generally determined from appraisals obtained from independent appraisers.  Other means may be used for non-real estate collateral.  The Company also must estimate the costs to dispose of the property or collateral. This is generally done based on experience with similar properties. When determining the valuation allowance for impaired loans, the Company may use the discounted cash flow method which may include estimates of borrower revenue, expenses, capital expenditures and disposals of capital assets, along with estimates of future economic conditions including forecasts of interest rates and other economic factors which management believes would impact estimated future customer cash flows.

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates used is the annual effective tax rate used to record income tax expense for the interim periods.  The estimated effective tax rate is calculated by annualizing income, expenses, and permanent differences.  As of September 30, 2003, Management estimates that the effective tax rate for the year will be 36.31%. To the extent that the final 2003 taxable income differs from the figure estimated at September 30, 2003, the effective tax rate will differ from the estimate and the effect of the change will be included in tax expense for the fourth quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, bank owned life insurance, and employee stock option plan.

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

Stock options:  When the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share were disclosed each year in the Company’s Annual Reports on Form 10-K as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2002, had the Company elected the second method of accounting for its stock options, the impact of recognizing our stock options at fair value would have been to lower net income and earnings per share by less than 1%.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). This statement requires the disclosure to be presented each quarter. The Company’s disclosure is found in Note 1 to the consolidated financial statements. For the first three quarters and for the third quarter of 2003, had the Company elected the second method of accounting for its stock options, the impact would be to lower its net income and fully diluted earnings per share by less than 1%.

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

For the current fiscal year, the California legislature adopted a budget that was signed by the governor one month after the required date. The budget includes the reduction of expenditures, but still requires the issuance of new debt to balance revenues and the lower level of expenditures. The general obligation debt of the state has recently been downgraded by the national rating agencies. The prospects for the next fiscal year are that further expenditure reduction and/or tax increases will have to be combined with additional borrowing to balance the budget. A new governor will be inaugurated and its uncertain at this time how this will impact the budget for 2004.

While these events clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The chart below shows the growth in average total assets and deposits since 1998. Annual averages are shown for 1998, 1999, and 2000; quarterly averages are shown for 2001, 2002, and 2003. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the periods.

CHART 1 – GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)

Deposit balances also have been included in the chart because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. The interest rate paid on deposit accounts is generally less than the rate paid on nondeposit sources of funding. Beginning in 1999, as reflected in Chart 1 by the wider spread between the two lines, the Company relied on nondeposit funding sources more than it had in previous years. Generally, these nondeposit sources of funding are primarily borrowed funds from other financial institutions. This occurred as loan growth in general exceeded deposit growth and because matching the maturities of assets (see “Interest Rate Sensitivity” below) was more easily accomplished by borrowing from the FHLB than by trying to obtain longer term certificates of deposit. The Company must carefully monitor the interest rate earned on the funds borrowed to ensure that the extra expense is covered by the rates earned on the assets acquired. However, as discussed below in the section titled “Long-term Debt, Other Borrowings, and Related Interest Expense,” such borrowings may have certain advantages in a declining interest rate environment.

While the Company has been making more use of nondeposit funding sources in the last three or four years, the percent of the Company’s assets funded by deposits for the third quarter of 2003 of 80.3% has still been indicative of substantially less reliance on nondeposit funding sources than the comparable figure of 67.4% for the Company’s peers of $1 billion to $10 billion in assets (See Note B.) As discussed in the section below titled “Securities”, the Company borrowed $51 million of additional funds from the FHLB in the third quarter to fund the purchases of securities. It should be expected that the percentage of assets funded by deposits that will be disclosed in the corresponding table in future quarters will decrease because of these additional borrowings.

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

Period-to-period Comparison of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and nine-month periods ended September 30, 2003 and 2002 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2002 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the third quarter of 2003, real estate loans – multi-family and nonresidential averaged $1.1 billion, interest income for them was $18.0 million, and the average rate received was 6.59%. In the same quarter of 2002, real estate loans – multi-family and nonresidential averaged $1.2 billion, interest income for them was $20.0 million, and the average rate received was 6.69%. Table 3 shows that the $2.0 million decrease in interest income for these loans from the third quarter of 2002 compared to the third quarter of 2003 is the net result of a $295,000 decrease in interest income due to lower rates in 2003, and a decrease of $1.7 million due to lower balances during 2003.

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

As shown in Table 2A, the net interest margin—4.49%—and net interest income—$48.6 million—for the third quarter of 2003 were lower than the comparable figures—5.24% and $49.4 million—for the third quarter of 2002. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results and this is most pronounced during the first quarter. However, interest income from RALs is not affected by the interest rate environment. Therefore, to analyze the impact of changes in interest rates on the Company’s net interest income and net interest margin, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the third quarter of 2003 was 4.49% compared to 5.23% for the third quarter of 2002 (See Note D).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.75% in the third quarter of 2002 and averaged 1.00% in the third quarter of 2003. The interest rate yield curve had generally the same slope during the third quarter of 2003 as during the third quarter of 2002 except in the short-term where it was steeper. (See Note E). During the fourth quarter of 2002 and the first quarter of 2003, the Company made some changes to the composition of assets and liabilities as it responded to the lower interest rate environment. Near the end of the second quarter of 2003, the FOMC decreased rates by 25 basis points.

While lower than a year ago, the Company’s net interest margin in the third quarter of 2003, exclusive of RALs, benefited from average earning assets increasing by $553.4 million from the third quarter of 2002 to the third quarter of 2003 compared to an increase of $426.7 million in interest bearing liabilities.  This resulted in a larger portion of earning assets now being funded by noninterest bearing deposits and increases in equity. In addition, a substantial portion of the increase in earning assets occurred in the higher yielding loan portfolio. Specifically, compared to the third quarter of 2002, average loans for the third quarter of 2003 were $146.7 million (5.08%) higher. Within the various categories of interest bearing liabilities, 64.9% of the increase occurred in the lower costing transaction and savings account category.

As discussed in the section below titled “Securities,” the Company has initiated a leveraging strategy of purchasing some securities funded by FHLB advances. This strategy will add to net interest income because the interest income earned on the securities will exceed the interest expense incurred on the liabilities. However, it will tend to reduce the net interest margin further because the difference between the rates earned on the securities and the rate paid on the debt incurred is less than the average spread between the rates earned on earning assets and the rates paid on other liabilities. The net interest margin exclusive of the impact of the RAL/RT programs decreased only 10 basis points from last quarter to this quarter despite the fact we added substantial leveraging assets at a low spread. We expect the net interest margin will increase in the fourth quarter of 2003 to 4.62% due to a forecasted 3% increase in net interest income from third to fourth quarter, partially offset by 1.2% increase in average earning assets.

TABLE 2A – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

 (dollars in thousands)

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%	$—	$—	0.00%
Federal funds sold	38,071	104	1.08%	20,784	105	2.00%
Total money market instruments	38,071	104	1.08%	20,784	105	2.00%
Securities: (2)
Taxable	1,040,604	9,133	3.48%	661,783	8,231	4.93%
Non-taxable	179,164	4,118	9.19%	168,568	4,356	10.34%
Total securities	1,219,768	13,251	4.31%	830,351	12,587	6.01%
Loans: (3)
Commercial (including leasing)	799,573	12,118	6.01%	624,450	12,657	8.04%
Real estate-multi family & nonres	1,093,888	18,017	6.59%	1,198,331	20,033	6.69%
Real estate-residential 1-4 family	737,147	11,041	5.99%	704,287	11,928	6.77%
Consumer	401,159	7,076	7.00%	358,049	7,151	7.92%
Total loans	3,031,767	48,252	6.31%	2,885,117	51,769	7.12%
Total earning assets	4,289,606	61,607	5.70%	3,736,252	64,461	6.84%
Non-earning assets	342,945			299,627
Total assets	$4,632,551			$4,035,879

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,643,539	2,434	0.59%	$1,394,587	2,976	0.85%
Time certificates of deposit	1,202,982	6,056	2.00%	1,175,684	7,978	2.69%
Total interest bearing deposits	2,846,521	8,490	1.18%	2,570,271	10,954	1.69%
Borrowed funds:
Repos and Federal funds purchased	41,013	75	0.73%	57,623	254	1.75%
Other borrowings	424,231	4,473	4.18%	258,298	3,890	5.97%
Total borrowed funds	465,244	4,548	3.88%	315,921	4,144	5.20%
Total interest bearing liabilities	3,311,765	13,038	1.56%	2,886,192	15,098	2.08%
Noninterest-bearing demand deposits	873,355			747,494
Other liabilities	51,805			49,155
Shareholders’ equity	395,626			353,038
Total liabilities and shareholders’ equity	$4,632,551			$4,035,879

Interest income/earning assets			5.70%			6.84%
Interest expense/earning assets			1.21%			1.60%
Tax equivalent net interest income/margin		48,569	4.49%		49,363	5.24%
Provision for credit losses charged to operations/earning assets		2,653	0.24%		(1,505)	-0.16%
Net interest margin after provision for credit losses on tax equivalent basis		45,916	4.25%		50,867	5.40%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,656			2,098
Net interest income		$44,260			$48,769

Consumer loans other than RALs	401,159	7,030	6.95%	358,049	7,046	7.87%

(1)               Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note A)

(2)               Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)               Nonaccrual loans are included in loan balances.  Interest income includes related fee income.

(4)               Annualized.

TABLE 2B – AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

 (dollars in thousands)

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%	$2,783	$50	2.40%
Federal funds sold	100,509	956	1.27%	70,895	955	1.80%
Total money market instruments	100,509	956	1.27%	73,678	1,005	1.82%
Securities: (2)
Taxable	848,137	23,415	3.69%	661,776	24,675	4.99%
Non-taxable	170,955	11,878	9.26%	169,142	12,206	9.62%
Total securities	1,019,092	35,293	4.63%	830,918	36,881	5.93%
Loans: (3)
Commercial (including leasing)	791,961	36,185	6.11%	652,967	39,031	7.99%
Real estate-multi family & nonres	1,095,597	54,994	6.69%	1,187,067	59,580	6.69%
Real estate-residential 1-4 family	714,014	33,531	6.26%	685,948	35,083	6.82%
Consumer	559,304	53,609	12.82%	419,658	38,500	12.27%
Total loans	3,160,876	178,319	7.54%	2,945,640	172,194	7.82%
Total earning assets	4,280,477	214,568	6.70%	3,850,236	210,080	7.30%
Non-earning assets	323,316			297,790
Total assets	$4,603,793			$4,148,026

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,568,745	7,974	0.68%	$1,366,905	8,789	0.86%
Time certificates of deposit	1,228,474	19,802	2.16%	1,237,567	27,515	2.97%
Total interest bearing deposits	2,797,219	27,776	1.33%	2,604,472	36,304	1.86%
Borrowed funds:
Repos and Federal funds purchased	70,441	617	1.17%	93,172	1,084	1.56%
Other borrowings	337,068	12,357	4.90%	241,301	10,911	6.05%
Total borrowed funds	407,509	12,974	4.26%	334,473	11,995	4.79%
Total interest bearing liabilities	3,204,728	40,750	1.70%	2,938,945	48,299	2.20%
Noninterest-bearing demand deposits	921,891			819,108
Other liabilities	87,273			49,893
Shareholders’ equity	389,901			340,080
Total liabilities and shareholders’ equity	$4,603,793			$4,148,026

Interest income/earning assets			6.70%			7.30%
Interest expense/earning assets			1.27%			1.68%
Tax equivalent net interest income/margin		173,818	5.43%		161,781	5.62%
Provision for credit losses charged to operations/earning assets		16,905	0.53%		17,280	0.60%
Net interest margin after provision for credit losses on tax equivalent basis		156,913	4.90%		144,501	5.02%

Less: tax equivalent income included in interest income from non-taxable securities and loans		4,937			5,064
Net interest income		$151,976			$139,437

Consumer loans other than RALs	396,646	21,644	7.30%	328,755	19,293	7.82%

(1)               Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note A)

(2)               Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)               Nonaccrual loans are included in loan balances.  Interest income includes related fee income.

(4)               Annualized.

TABLE 3 – RATE/VOLUME ANALYSIS (1) (2)

(dollars in thousands)

	Three months ended September 30, 2003 vs. September 30, 2002				Nine months ended September 30, 2003 vs. September 30, 2002
	Change in	Change in			Change in	Change in
(dollars in thousands)	Average	Income/			Average	Income/
Increase (decrease) in:	Balance	Expense	Rate	Volume	Balance	Expense	Rate	Volume
Assets:
Money market instruments:
Commercial paper	$—	$—	$—	$—	$(2,783)	$(50)	$(25)	$(25)
Federal funds sold	17,287	(1)	(62)	61	29,614	1	(111)	112
Total money market investment	17,287	(1)	(62)	61	26,831	(49)	(136)	87
Securities:
Taxable	378,821	902	(2,889)	3,791	186,361	(1,260)	(2,858)	1,598
Non-taxable	10,596	(238)	(505)	267	1,813	(328)	(323)	(5)
Total securities	389,417	664	(3,394)	4,058	188,174	(1,588)	(3,181)	1,593
Loans:
Commercial (including leasing)	175,123	(539)	(3,618)	3,079	138,994	(2,846)	(4,433)	1,587
Real estate-multi family & nonres	(104,443)	(2,016)	(295)	(1,721)	(91,470)	(4,586)	—	(4,586)
Real estate-residential 1-4 family	32,860	(887)	(1,430)	543	28,066	(1,552)	(1,680)	128
Consumer loans	43,110	(75)	(882)	807	139,646	15,109	1,794	13,315
Total loans	146,650	(3,517)	(6,225)	2,708	215,236	6,125	(4,319)	10,444
Total earning assets	553,354	(2,854)	(9,681)	6,827	430,241	4,488	(7,636)	12,124

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	248,952	(542)	(1,016)	474	201,840	(815)	(991)	176
Time certificates of deposit	27,298	(1,922)	(2,102)	180	(9,093)	(7,713)	(7,511)	(202)
Total interest bearing deposits	276,250	(2,464)	(3,118)	654	192,747	(8,528)	(8,502)	(26)
Borrowed funds:
Repos and Federal funds purchased	(16,610)	(179)	(120)	(59)	(22,731)	(467)	(237)	(230)
Other borrowings	165,933	583	(1,403)	1,986	95,767	1,446	(477)	1,923
Total borrowed funds	149,323	404	(1,523)	1,927	73,036	979	(714)	1,693
Total interest bearing liabilities	$425,573	(2,060)	(4,641)	2,581	$265,783	(7,549)	(9,216)	1,667
Tax Equivalent Net Interest Income		$(794)	$(5,040)	$4,246		$12,037	$1,580	$10,457

Consumer loans without RALs	43,114	(16)	(850)	834	67,891	—	(79)	79

(1)               Income amounts are presented on a fully taxable equivalent basis.

(2)               The change not solely due to volume or rate has been prorated into rate and volume components.

The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

(3)               Consumer loans without RALs

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

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company’s December 31, 2002, and September 30, 2003 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes:

TABLE 4 – RATE SENSITIVITY (Note I)

		Base Case
	Shocked by -2%	(in thousands)	Shocked by +2%
As of December 31, 2002
Net interest income	(14.82)%	$225,119	+6.41%
Net economic value	+25.54%	$470,522	(25.76)%

As of September 30, 2003
Net interest income	(11.32)%	$232,634	+3.92%
Net economic value	+16.86%	$466,130	(1.56)%

In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.  The differences in the responsiveness to changes in interest rates between December 31, 2002 and September 2003 relate to the addition of the securities purchased in the leverage strategy, to the fact that some of these were initially funded by short-term debt to minimize interest expense, and to changes in the assumption regarding how quickly and to what extent the Company would increase deposit rates in the event of a 2% increase.  Subsequent to quarter end, the Company has added approximately $79 million of brokered certificates of deposit to provide longer funding for the securities.

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

The Company remains “asset sensitive,” i.e. its assets are more sensitive to interest rate changes than its liabilities that are repricing in the next year. Consequently, its net interest income would decrease if rates were to decline and increase if rates were to rise.

While the Company does not manage its interest rate risk by means of a gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown as a “gap”—the following table is provided for the reader. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for September 30, 2003 and September 30, 2002. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of September 30, 2003, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the larger conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from September 30, 2002 to September 30, 2003.

TABLE 5— GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of September 30, 2003
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$154,383	$154,383
Securities	17,194	205,343	163,938	436,194	190,078	491,025	1,503,772	(187,746)	1,316,026
Loans	(2,665)	1,587,115	389,692	751,128	220,238	123,927	3,069,435	—	3,069,435
Allowance for loan and lease losses	—	—	—	—	—	—	—	(52,991)	(52,991)
Other assets	—	—	—	—	—	—	—	234,754	234,754
Total assets	$14,529	$1,792,458	$553,630	$1,187,322	$410,316	$614,952	$4,573,207	$148,400	$4,721,607

Liabilities and Equity:
Deposits	$—	$3,167,688	$280,657	$228,656	$53,604	$770	$3,731,375	$—	$3,731,375
Borrowings	—	129,103	55,500	253,000	69,000	46,500	553,103	—	553,103
Other liabilities	—	—	—	—	—	—	—	47,232	47,232
Shareholders’ equity		—	—	—	—	—	—	389,897	389,897
Total liabilities and equity	$—	$3,296,791	$336,157	$481,656	$122,604	$47,270	$4,284,478	$437,129	$4,721,607

Gap	$14,529	$(1,504,333)	$217,473	$705,666	$287,712	$567,682	$288,729	$(288,729)	$—
Cumulative Gap	$14,529	$(1,489,804)	$(1,272,331)	$(566,665)	$(278,953)	$288,729	$288,729	$—	—
Cumulative Gap/total assets	0.31%	-31.55%	-26.95%	-12.00%	-5.91%	6.12%	6.12%	0.00%	0.00%

As of September 30, 2002
Gap	$26,003	$(1,383,346)	$46,541	$650,766	$315,924	$650,978	$306,866	$(306,866)	$—
Cumulative Gap	$26,003	$(1,357,343)	$(1,310,802)	$(660,036)	$(344,112)	$306,866	$306,866	$—	$—
Cumulative Gap/total assets	0.64%	-33.24%	-32.10%	-16.16%	-8.43%	7.51%	7.51%	0.00%	0.00%

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

It is also expected that the percentage change in the net economic value resulting from a given change in interest rates would be greater than the percentage change in the net interest income. This occurs because the expected change in net interest income is measured only over the next twelve months while the change in net economic value is the present value of the cash flows over the entire maturity terms of the assets and liabilities.

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

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “static” balance sheet – the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change.  As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the differences in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between December 31, 2002 and September 30, 2003.

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

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans.  The Company also uses brokered certificates of deposit to help manage its interest rate risk. At September 30, 2003, deposits used for this latter purpose totaled $46.6 million. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Tables 2A and 2B reflect this higher rate.

The table below shows the major categories of deposits as of September 30, 2003 and 2002 and as of December 31, 2002.

TABLE 6 – CATEGORIES OF DEPOSITS

(dollars in thousands)	Sept 30, 2003	December 31, 2002	Sept 30, 2002
Noninterest bearing deposits	$878,346	$823,883	$773,961
Interest bearing deposits:
NOW accounts	471,704	452,863	423,851
Money market deposit accounts	885,145	801,274	747,064
Other savings deposits	285,702	241,383	242,376
Time certificates of $100,000 or more	764,878	723,802	693,448
Other time deposits	445,600	472,872	500,412
Total deposits	$3,731,375	$3,516,077	$3,381,112

The table below shows the interest expense for the major categories of deposits for the three and nine-month periods ended September 30, 2003 and 2002.

TABLE 7 – INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the
(dollars in thousands)	Three-Month Periods Ended Sept 30,		Nine-Month Periods Ended Sept 30,
	2003	2002	2003	2002
NOW accounts	$154	$226	$387	$615
Money market deposit accounts	2,025	2,375	6,788	7,101
Other savings deposits	255	375	799	1,073
Time certificates of $100,000 or more	3,290	4,267	10,724	15,493
Other time deposits	2,766	3,711	9,078	12,022
Total interest on deposits	$8,490	$10,954	$27,776	$36,304

LOANS AND RELATED INTEREST INCOME

The table in Note 5 to the consolidated financial statements shows the balances by loan type for September 30, 2003, December 31, 2002, and September 30, 2002. The end-of-period loan balances as of September 30, 2003 have increased by $49.6 million compared to December 31, 2002 and increased by $158.8 million compared to September 30, 2002. The major increases from the totals at September 30, 2002 to September 30, 2003 occurred in non-residential and multifamily and in residential 1-4 family loans. The major increase from the totals at December 31, 2002 occurred in residential 1-4 family loans.

Within the average balance of consumer loans in Table 2B are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter (Note J). Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Tables 2A and 2B.

Average yields for loans for the three-month period ended September 30, 2003 was 6.31%, and for the three-month period ended September 30, 2002 was 7.12%. The decreases in average rates earned in 2003 compared to 2002 is reflective of the FOMC’s November 2002 50 basis point decrease in interest rates and the 25 basis point decrease in June 2003. Along with most other financial institutions, the Company decreased its prime rate to reflect the change in market rates.

Approximately 60% of the residential real estate loans held are fixed rate loans.  In addition to the fixed rate loans, the Company also holds adjustable rate mortgages (“ARMs”). Some of these ARMs have initial “teaser” rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

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

Loan Grading

Part of the methodology used by the Company to determine the adequacy of the allowance for credit losses involves grading loans. The Company uses a 10-point scale. Grades 1 through 5 are considered “Pass” grades and there are no specific credit concerns regarding the loans to which these grades have been assigned. Grade 6 is also considered a “Pass” grade, but there is some factor which causes the Company to monitor loans graded 6 more closely.  This factor may reflect above average risk through erratic debt coverage, strained liquidity, or inconsistent earnings.  Alternatively, this factor may not pertain to the specific loan, but instead may relate to the industry or geography in which the customer does business.

Grades 7 and 8 correspond to the regulatory designations of “Special Mention” and “Substandard,” respectively. Loans graded 7 or 8 are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, generally the factor or situation has occurred and continuation of the situation will cause default by the customer. Some of the Grade 8 loans will be classified as nonaccrual, i.e., the Company will not be recognizing interest on the loans and all payments will be applied to principal.

Grade 9 corresponds to the regulatory designation of “Doubtful,” and loans graded 9 are usually three months or more delinquent. Generally the Company has stopped accruing interest on them unless they are well secured and the Company is actively pursuing collection efforts. Grade 10 corresponds to the regulatory designation of “Loss.” The only loans graded 10 would be those in the process of being charged-off.

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

However, not all problem or potential problem loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, some loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual general recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note F). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate and may even improve—it is to be expected that credit quality measurements may lag economic indicators. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 because the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening or may even be improving overall, but not in the borrower’s industry. It has been the experience of the Company that not only does the increase in nonperforming loans lag indicators that show a slowdown in economic activity, nonperforming loans to commercial customers are likely to be classified as such for a longer period of time than special mention or substandard loans. This occurs because the triggering event must be removed or overcome and a new pattern of performance must emerge before the grading will be improved. This may only occur some months after the economy demonstrably improves. Similarly, charge-offs, the last step in the migration sequence, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

It is also the Company’s experience that overall credit quality can be improving as measured by declining balances in grades 7 and 8 and yet some loans still migrate into grade 9.

Generally, more allowance will be allocated to loans as they decline in credit quality. Consequently, as loan balances increase in grades 7 through 9, it would be expected that the allowance would increase through additional charges to provision expense. However, banks seldom provide an allowance of 100% of the loan balance. If the prospects are that poor for repayment, the loan is charged-off. Therefore, charge-offs generally entail extra provision expense to cover the portion of the loan balance for which allowance had not been provided. Otherwise, the remaining allowance would be insufficient to cover the risk of loss in the other loans.  Consequently, since as indicated above charge-offs may increase or continue to occur after the general economy has improved, provision expense may be higher while the general credit trends are improving.

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

The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 10 to the economy, the impact of RALs tends to obscure the trends of other loans as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.” The discussion includes some information about quarters prior to those shown in the table to set the context for the quarters that are shown.

TABLE 8 – POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Including RAL:
Potential problem loans	$96,266	$117,536	$126,297	$122,730	$127,188	$177,969
Nonperforming loans	$45,316	$54,369	$61,338	$61,527	$49,786	$31,495
Net charge-offs	$(307)	$6,596	$11,446	$3,967	$2,276	$1,299
Allowance for credit losses	$52,991	$50,031	$53,992	$53,821	$55,341	$59,122
Provision expense for loans	$2,653	$2,635	$11,617	$2,447	$(1,505)	$4,696

Exclusive of RAL:
Potential problem loans	$96,266	$117,536	$126,297	$122,730	$127,188	$177,969
Nonperforming loans	$45,316	$54,369	$61,338	$61,527	$49,786	$31,495
Net charge-offs	$1,328	$2,573	$4,326	$4,592	$2,935	$1,619
Allowance for credit losses	$52,991	$50,031	$53,903	$53,821	$55,341	$59,122
Provision expense for loans	$4,288	$(1,299)	$4,408	$3,072	$(846)	$5,934

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

As explained in detail in the notes to the Company’s 2002 10-K, loans not specifically reviewed each quarter have an allowance provided for them by applying historical loss rates to outstanding balances. These historical loss rates are modified based on a number of factors described in the 2002 10-K. Among these are the Company’s judgment of current economic conditions in its market areas, because the historical loss rates cover periods of economic expansion and contraction. For example, if it is the Company’s judgment that economic conditions have deteriorated during the quarter, then it will increase the allowance over what would be necessary simply based on historical loss rates on the assumption that more losses may have occurred in the portfolios than would otherwise be the case. At the end of the third quarter of 2002, the best information available to the Company indicated that while recovery had not begun in its market areas, economic conditions had stabilized. In the Company’s methodology for determining an adequate allowance for credit losses, this resulted in a lower need for provision expense compared to prior quarters when the Company had concluded that the economy was deteriorating.

The net result of these actions was to lower the amount of the allowance considered necessary to cover probable losses estimated to have been incurred in the loan portfolio. This was accomplished by reversing $846,000 from our allowance for credit losses through a negative provision expense for loans other than RALs.

In the fourth quarter of 2002, the economy appeared to stabilize with most economic forecasts predicting no significant further deterioration, but rather just a longer time until recovery. The Company experienced higher charge-offs in the fourth quarter compared to the third, some new potential problem loans, and a $15.8 million loan was classified as nonaccrual. Like the loan mentioned above that was reclassified as nonaccrual in the third quarter of 2002, this loan was performing according to contractual terms. However, there was enough uncertainty regarding the borrower’s ability to continue to keep the loan current that the Company determined that it was not appropriate to continue to accrue interest on it. Also, as with the loan in third quarter, the Company had already provided in previous quarters for any expected loss. Consequently, provision expense was not impacted by the change in classification of this loan.

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

In the third quarter of 2003, the Company saw a $21.3 million decrease in potential problem loans and a $9.1 million decrease in nonperforming loans. The decrease in nonperforming loans was partially due to the sale of the $15.8 million credit to a third party. The note, secured by a prominent hotel property in the Santa Barbara area, had been classified in the fourth quarter of 2002 as a nonperforming loan.

With respect to the other large nonperforming relationship that had been classified as nonaccrual in the third quarter of 2002, the Company is making progress in its efforts to bring about a satisfactory resolution. Management believes that the best course of action involves a recapitalization of the business and a restructuring of the loans to this borrower. If this restructure occurs in the fourth quarter of 2003, the Company expects it could be charging-off some portion of the allowance previously established for this credit, but no additional provision would be needed.  The restructure could also result in the remaining balances being returned to performing status once a regular pattern of performance has been established.  The charge-off would cause net charge-offs in the fourth quarter of 2003 to be higher than the Company’s normal levels.  If the restructuring does not occur, additional provision might eventually be required.

Provision for credit losses, excluding RALs, was $4.3 million dollars in the third quarter.  While there was an overall improvement in credit quality in the portfolio, there were two relationships totaling approximately $11.7 million dollars that were moved into the non-performing category in the third quarter.  Both of these credits are in the entertainment portion of the hospitality segment, which is one of the industries in our markets that is taking longer to recover. The migration of these two credits into the non-performing category was the primary driver of the level of provision in the quarter.

Unlike what occurred when the two larger credits were graded nonperforming in the third and fourth quarters of 2002, these two loans were not secured by specific parcels of real estate but by the general business or “enterprise” assets of the borrowers. As frequently occurs in such cases, when the borrower’s financial condition declines sufficiently to warrant nonaccrual status, the collateral is both more difficult to value and to dispose of. Classification of such credits to nonaccrual therefore generally involves the need to provide substantially more allowance than would be required in the case of a commercial real estate loan.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of September 30, 2003 and December 31, 2002. There is no allocation of allowance in this table to RAL loans because the Company held virtually no RAL loans at September 30, 2003.

TABLE 9 – ALLOCATION OF ALLOWANCE

(dollars in thousands)

	September 30, 2003	December 31, 2002
Doubtful	$8,456	$2,450
Substandard	14,178	11,862
Special Mention	5,092	5,564
Total	$27,726	$19,876

Table 10 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the third quarter of 2003 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 10 – ASSET QUALITY *

(dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$1,117	$3,931	$3,643	$1,709	$5,958
Nonaccrual loans	44,199	50,438	57,695	59,818	43,828
Total nonperforming loans	45,316	54,369	61,338	61,527	49,786
Foreclosed collateral	—	—	438	438	—
Total nonperforming assets	$45,316	$54,369	$61,776	$61,965	$49,786
Allowance for credit losses other than RALs	$52,991	$50,032	$53,903	$53,821	$55,341
Allowance for RALs	—	—	89	—	—
Total allowance	$52,991	$50,032	$53,992	$53,821	$55,341

COMPANY RATIOS (Including RAL loans):
Coverage ratio of allowance for credit losses to total loans	1.73%	1.67%	1.79%	1.78%	1.90%
Coverage ratio of allowance for credit losses to nonperforming loans	117%	92%	88%	87%	111%
Ratio of nonperforming loans to total loans	1.48%	1.81%	2.03%	2.04%	1.71%
Ratio of nonperforming assets to total assets	0.96%	1.20%	1.40%	1.47%	1.22%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	37.43%	29.10%	28.78%	29.21%	31.27%

COMPANY RATIOS (Exclusive of RAL loans):
Coverage ratio of allowance for credit losses to total loans	1.73%	1.67%	1.81%	1.78%	1.90%
Coverage ratio of allowance for credit losses to nonperforming loans	117%	92%	88%	87%	111%
Ratio of nonperforming loans to total loans	1.48%	1.81%	2.06%	2.04%	1.71%
Ratio of nonperforming assets to total assets	0.96%	1.20%	1.45%	1.47%	1.22%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	37.43%	29.10%	28.73%	29.21%	31.27%

FDIC PEER GROUP RATIOS: (Note B)
Coverage ratio of allowance for credit losses to total loans	n/a	1.67%	1.68%	1.74%	1.79%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	161%	155%	164%	163%
Ratio of nonperforming loans to total loans	n/a	1.03%	1.08%	1.06%	1.10%
Ratio of nonperforming assets to total assets	n/a	0.70%	0.73%	0.72%	0.74%

*  The amounts for total loans and total assets with and without RAL for March 31, 2003 are reconciled in Table 23. There are no differences for the other quarters in this table.

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

The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. The Company’s ratio of allowance for credit losses compared to nonperforming loans at September 30, 2003 (117%) was lower than the ratio for its peers (161%) at June 30, 2003. Approximately $30 million of the nonperforming loans are comprised of the three nonaccrual loans specifically mentioned above. Approximately $12 million of the allowance are allocated to them.

The following table shows the types of loans included among nonperforming and potential problem loans as of September 30, 2003.

TABLE 11 – NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$5,647	$7,219
Agricultural	1,797	11,574
Home equity lines	842	3,245
1-4 family mortgage	3,689	4,777
Multifamily	121	626
Non-residential, nonfarm	14,471	34,596
Commercial and industrial	8,094	24,285
Leases	1,465	3,493
Other Consumer Loans	1,245	5,625
Other	7,945	826
Total	$45,316	$96,266

As mentioned above, the Company sold one of its nonperforming loans during the third quarter. This sale was the primary reason for the reduction of the amount shown in Table 11 for nonperforming construction and land development loans by $15.5 million from the $21.1 million reported at June 30, 2003.

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12 – RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2003 YTD Annualized	2002	2001	2000	1999

Pacific Capital Bancorp (including tax refund loans)	0.75%	0.50%	0.48%	0.46%	0.37%
Pacific Capital Bancorp (excluding tax refund loans)	0.37%	0.44%	0.33%	0.33%	0.23%
FDIC Peers (Note B)	0.74%	0.88%	1.03%	0.70%	0.68%

At the date this discussion was prepared, most economic analysts are starting to talk about signs of economic recovery. If the pace of recovery is slow, the Company expects that potential problem loans will remain stable and nonperforming loans will remain stable or show slight improvement. Nonetheless, charge-offs might be higher in the last quarter of 2003 than the annualized rate for the first three quarters with the possible restructuring of the loan mentioned above. The Company is not aware of additional significant loans which are likely to be classified as nonperforming in the next several quarters.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1 to the Company’s 2002 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2003 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Uninvested cash is a nonearning asset, so the Bank strives to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell (“reverse repurchase agreements”). Federal funds sold are unsecured borrowings between financial institutions. The reverse repurchase agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans. The sales of Federal funds are done on an overnight basis as well. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles. At the relatively low rates available on these instruments – approximately 1.00% – the Company has kept minimal balances.

SECURITIES

Securities increased from $869 million at the end of 2002 to $1.3 billion as of September 30, 2003. The increase in the total balance has also been accompanied by a change in mix of the types of securities held. The Company’s holdings of Collateralized mortgage obligations (“CMOs”) and mortgage-backed securities (“MBSs”) increased from $285 million at December 31, 2002 to $763 million at September 30, 2003. U.S. Treasury securities increased by $49 million to $116 million and U.S. Agency securities decreased by $95 million to $208 million.

The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans, because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand relatively weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner are limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin. The Company began to implement this “leveraging” strategy in a small way in late 2002. It is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital.

CMOs and MBSs were purchased and funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases – exactly match the term of the securities purchased and the debt incurred – because the spreads would then be too narrow. Because the Company has been and is now asset sensitive as explained in the section titled “Interest Rate Sensitivity,” it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

As it became clearer in the first and second quarter of 2003 that economic recovery would be deferred, the Company decided to increase the extent of this program. During the second quarter of 2003, the Company purchased another $300 million of mortgage-backed securities with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to

3.50% with the funding costs at 1.25% to 1.75%. In the third quarter, $200 million in additional securities were purchased with yields of 3.40% to 4.80% with funding costs of 2.25% to 2.80%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS–mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with some protection when interest rates rise.

Both CMOs and MBSs represent the right to receive interest and principal payments from underlying mortgages. Some of these securities were purchased at a premium. As with any purchased premium on securities, the premium is amortized against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBSs the calculation is more complicated. The amortization is based on the actual and estimated paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds increased substantially during 2002 and the first half of 2003 as interest rates remained at relatively low levels. In the third quarter of 2003, the Company amortized approximately $2 million of premium (0.42% of the average balance) compared to $193,000 in the third quarter of 2002 (0.11% of the average balance). Some of this amortization is simply due to the normal payment by the borrowers of their principal payments, but the majority is due to prepayments. The amortization of premium accounts for about 60% of the reduction in the average rate for taxable securities in Table 2A from 4.93% for the third quarter of 2002 to 3.48% for the third quarter of 2003. Most of the prepayments relate to securities purchased in 2002 and early 2003, as prepayments are not typically received in the first months after their issue. While the FOMC lowered short-term rates in late June 2003, intermediate rates actually increased 1% higher than before short-term rates were dropped. Intermediate rates have fluctuated since then, but generally have remained higher. If this increase holds, it would be expected that the rate of prepayments and therefore the amortization of premiums will slow, stabilizing or increasing the effective yield of the securities.

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

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

December	2001	$69.1	1.47%	1.8%
March	2002	151.6	1.32%	3.5%
June	2002	90.7	1.49%	2.2%
September	2002	57.6	1.75%	1.4%
December	2002	36.0	1.10%	0.9%
March	2003	138.6	1.38%	2.9%
June	2003	32.8	0.87%	0.7%
September	2003	41.0	0.73%	0.9%

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

As a backup source of short-term liquidity, banks may borrow funds from the FRB. The Company did not borrow funds from this source during the quarter.

Long-Term Debt:

Long-term debt at September 30, 2003 included $379.1 million in advances from the FHLB, $36.0 million in subordinated debt at the Bank, and $40.0 million in senior debt at Bancorp. The scheduled maturities of the advances are $86.6 million in 1 year or less, $218.0 million in 1 to 3 years, and $74.5 million in more than 3 years. The maturity of the senior debt is July 2006 and the maturity of the subordinated debt is July 2011.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 14—LONG-TERM DEBT

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

December	2001	$175.8	6.51%	4.6%
March	2002	181.4	6.89%	4.1%
June	2002	268.8	5.80%	6.6%
September	2002	251.3	6.10%	6.2%
December	2002	253.2	6.27%	6.1%
March	2003	256.9	6.08%	5.4%
June	2003	322.3	5.13%	7.3%
September	2003	419.0	4.23%	9.0%

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

As discussed in “Securities” above, the Company used advances from the FHLB to fund the purchases of securities for its leveraging strategy. This began in the third quarter of 2002, when $25 million of advances were added. An additional $147 million was added in the second quarter of 2003. Because the Company has had an excess of liquidity – evidenced by a higher than normal average balance of Federal funds sold and a lower than normal average balance of Federal funds purchased and repos, the funding of the securities purchased have been deferred for a month or two. That is, the securities were initially purchased out of short-term liquidity and only later “refinanced” with term funding.

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

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. Service charges have increased along with the growth in deposit balances. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $363,000 or 11.4% from the same quarter a year ago as the equity markets have improved in the first three quarters of 2003.

Other categories of noninterest revenue include various service charges and fees other than those related to deposit accounts, and miscellaneous income. The amount of other service charges and fees for the third quarter of 2003 exceeds the same amount for the same quarter of 2002 by approximately $2.1 million. Approximately $1.2 million of this difference relates to collection fees earned by the Company for collecting delinquent RALs. One of the groups of tax preparers to whom the Company extends RALs assumes the credit risk for the loans. When delinquent loans are collected in subsequent years, the Company retains a portion of the collections as a fee. In 2002, more of these collections occurred in the second quarter as opposed to occuring in the third quarter of 2003. Additionally, client swap fees increased $476,000 and debit card and ATM fees increased $504,000 in the third quarter of 2003 compared to the same period of 2002.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) statutory benefits like payroll taxes and workers’ compensation insurance, and (4) discretionary benefits like health insurance.

Actual salaries and bonuses grew approximately $151,000 in the third quarter of 2003, compared to the same quarter of 2002.

Several factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective March 1. In addition, some temporary staff is added in the first quarter for the RAL program. Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three and nine-month periods ended September 30, 2003 and 2002.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. Almost all of the bonuses for employees responsible for the RAL/RT business are accrued in the first quarter when the income is earned. With year to date pretax income from the programs up 26% over last year, the bonus accrual for these employees for 2003 is also higher.

Included within salaries and benefits are sales commissions. A number of the Company’s sales staff are paid exclusively or almost exclusively by commissions based on sales. With residential loan volume up substantially, commissions for that department have increased by approximately $713,000 over the same quarter of 2002.

Included within benefits are payroll taxes. Payroll taxes for the first nine months of 2003 were $752,000 higher than the total for the same period of 2002. Some of the increase in payroll taxes relates to exempt salary adjustments, the majority of which take place in the first quarter. As salaries increase, payroll taxes increase, or at least are paid sooner in the year. Some of the increase in payroll taxes relates to the bonuses paid in 2003 for 2002 performance. While the Company accrues the bonuses during the year earned, payroll taxes are not due until the bonuses are paid. The bonus paid in 2003 for 2002 performance was higher than the amount paid in 2002 for 2001 performance, and the payroll taxes paid in the first quarter of 2003 were correspondingly higher than those paid in the first quarter of 2002. These factors continue to impact the year-to-date amounts.

Also, included within benefits is the Company’s workers’ compensation insurance expense. Most companies in California have seen substantial increases over the last year or so in the cost of this coverage. The Company’s expense for the third quarter of 2003 increased $146,000 or 53% over the third quarter of 2002.

TABLE 15 – SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Salary and benefits as a percentage of net revenues	34.17%	32.35%	26.91%	26.25%
Salary and benefits as a percentage of average assets	0.44%	0.47%	1.38%	1.37%

Salaries and benefits as a percentage of revenues is virtually the same on a year-to-date basis as the increase in RAL/RT revenues almost offset the additional expenses. With much lower RAL/RT revenues in the third quarters, expenses as a percentage of revenues increases.

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The following table shows the major items of operating expense for the three and nine-months ended September 30, 2003 and 2002 that are not specifically listed in the consolidated statements of income.

TABLE 16 – OPERATING EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2003	2002	2003	2002

Marketing	$850	$938	$2,561	$2,391
Consultants	1,346	867	4,164	2,568
Merchant credit card clearing fees	—	45	21	420
Amortization of core deposit intangibles	212	212	637	424
Provision expense for letters of credit	440	335	3,311	1,648
Write-down of swap	—	—	460	—
Market value adjustment of swaps	(66)	—	(66)	—
Swap expense	440	148	880	363

Consultant expense in the three and nine-month periods ended September 30, 2003 is higher than in corresponding periods of 2002. The Company has engaged consultants to assist it in meeting the new regulatory requirements discussed in the section below titled “Regulation.” Companies frequently find it more cost-effective to outsource these short-term projects than to hire staff to handle these large but relatively short-term projects.

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

There is an element of credit risk that pertains to such commitments. Should a customer fail to perform on its financial or contractual agreements with a third party, the Company is required to pay a specified amount of damages to a third party. The Company must then seek reimbursement from its customer. If the customer is not able to reimburse the Company, the Company has suffered a credit loss.

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

In the second quarter of 2003, the Company received new information from a customer indicating that the customer’s financial condition had deteriorated. This information led the Company to conclude that there was an increased probability that standby letters of credit it had issued on behalf of the customer would be drawn on by the third party. The Company had previously provided $2.4 million as an allowance for these letters of credit, but increased the allowance by another $2.1 million to address the increased probability of loss. Another $440,000 was added in the third quarter.

The interest rate swaps entered into by the Company with customers are described in Note 12 to the consolidated financial statements. As mentioned in that note, the Company wrote-down $461,000 in the second quarter of 2003 because one of its customers defaulted on the swap contract.

The Company is replacing its main frame computer system with a smaller, more flexible “client-server” system.  Under the provisions of GAAP, some of the expected $8 million cost of the new system is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize these capitalized costs over a five year period beginning when the project is complete in the third quarter of 2004. The Company expects operating savings as a result of implementing the new system.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary” above, the Company’s operating efficiency ratio for the third quarter of 2003 was 61.68% compared to 56.93% for the third quarter of 2002. Stated differently, this means that the Company required about five cents more in operating expenses to earn each dollar of net revenues in the third quarter of 2003 than in the same period of 2002. The major factors in the increase in the operating efficiency ratio are the additional consulting, payroll tax, and workers compensation mentioned above. The increase in commissions paid also impacts the ratio as the expense is incurred immediately while the revenues from the products sold is recognized over future periods.  In all, operating expense (the numerator of the operating efficiency ratio) increased 11.1% while net revenues (the denominator) increased 2.5%.

The reason for the lower rate of growth in net revenues is primarily the current economy—the lower interest rate environment impacts net interest income and the problematic outlook impacts the stock market and therefore trust fees.

The Company will continue to work on reducing costs, but the consulting expense will remain higher than normal for the next several quarters to respond to the Sarbanes-Oxley Act of 2002. The Company has changed its workers’ compensation coverage to become self-insured except for “catastrophic” events. While this reduces the premium paid compared to what would be charged if it were to have maintained the prior policy, additional expense will be required through July of 2004 to establish an actuarial reserve for losses. The Company is also instituting extra ergonomics training to reduce its loss experience.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At September 30, 2003, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At September 30, 2003, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At September 30, 2003, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

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

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the three and nine-month periods ended September 30, 2003 and 2002.

TABLE 17 – CAPITAL RATIOS

(dollars in thousands)

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$426,062	12.5%	$273,031	8.0%	$341,289	10.0%
Tier I Capital (to Risk Weighted Assets)	$347,202	10.2%	$136,516	4.0%	$204,774	6.0%
Tier I Capital (to Average Tangible Assets)	$347,202	7.5%	$184,596	4.0%	$230,745	5.0%

Risk Weighted Assets	$3,412,892
Average Tangible Assets	$4,614,892

As of December 31, 2002
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$403,965	12.1%	$267,037	8.0%	$333,796	10.0%
Tier I Capital (to Risk Weighted Assets)	$326,091	9.8%	$133,519	4.0%	$200,278	6.0%
Tier I Capital (to Average Tangible Assets)	$326,091	7.9%	$164,358	4.0%	$205,448	5.0%

Risk Weighted Assets	$3,337,963
Average Tangible Assets	$4,108,958

As of September 30, 2003, the Company’s total risk-based capital ratio was 12.5%. As of September 30, 2003, Tier I capital was 10.2% of risk adjusted assets and 7.5% of average tangible assets.

The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include changes in market interest rates, asset quality, loan demand, and the tax refund loan and transfer programs. A substantial change in overall credit quality or an increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduces significant seasonality and causes the return on average assets and return on average equity ratios to be substantially higher in the first quarter of each year than they will be in subsequent quarters. This seasonality also impacts the year-to-date ratios in subsequent quarters.

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

The total risk-based capital ratio for the Company of 12.5% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier II capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this note was issued in the third quarter of 2001 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow.

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

In July 2001, the Company also issued $40 million in senior debt at the Bancorp level. These funds were used to repay the note issued to partially fund the purchase of Los Robles Bank, to pay the quarterly cash dividends to shareholders over the next several quarters, to cover various expenses of Bancorp not reimbursable by the Bank, and to provide some of the funds used to repurchase shares of the Company’s stock as authorized by the Company’s Board of Directors.

During 2002, approximately 744,000 shares were repurchased at an average price of $24.40 per share for a total of $18.2 million. During the first nine months of 2003, approximately 882,000 shares were repurchased at an average price of $31.90 per share for a total of $28.1 million. Under the most recent authorization, as of September 30, 2003, the Company has repurchased approximately 30,000 shares at an average price of $33.22 per share for a total price of $1.0 million. Due to the capital requirements of the Company’s recently announced acquisition of Pacific Crest Capital, the Company anticipates that its share repurchase activity will be modest in the foreseeable future.

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

As indicated in the section below titled “Subsequent Event - Acquisition”, the Company entered into an agreement to purchase Pacific Crest Capital, Inc. for $135.8 million. The consideration will be paid entirely in cash. The closing date of the acquisition is expected to be in early March 2004. The Company is formulating a plan to fund this acquisition. It is expected that some of the funding will come from a variety of sources including the sale or maturity of securities and the issuance of approximately $35 million in subordinated debt. The subordinated debt will qualify as Tier II capital in the computation of the Bank’s and the Company’s capital ratios. With this additional capital, the Company’s projection of capital ratios indicate that both it and the Bank will remain well-capitalized at the time of this acquisition.

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

While financial institutions have long been required by regulation to report large cash transactions to assist in preventing money laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be “suspicious.” To comply with this new level of reporting requirement, the Company has installed new “rule-based” software to detect suspicious activity. The Company has also implemented new manual procedures for detecting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

Provisions in the Sarbanes-Oxley Act of 2002 require all public companies to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies’ independent auditors will be required to attest to management’s assertion in 2004 annual reports relating to the effectiveness of the companies’ disclosure controls in ensuring financial reporting that appropriately reflect companies’ financial condition and results of operations. This requirement is expected to significantly increase consulting and audit fees as companies seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

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

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year’s net income. For 2002, the first quarter’s net income was 36.8% of the net income for the year. Because the pretax profitability of the RAL/RT programs increased 20% in 2003 over 2002 while pretax income for the remainder of the Company’s activities increased 11%, the proportion of net income represented by the first quarter is estimated to be 45-50%. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Note D to this discussion.

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

Credit risk has been lowered in the last four years because of the debt indicator provided by the IRS. This electronic signal indicates whether the IRS or other Federal agencies have placed liens against the taxpayer’s refund because of amounts owed for past taxes, delinquent student loans, etc. The lower credit risk allowed the banks involved with the RAL product to lower their fees.  However, the charge-off rate for RALs still remains approximately twice as high as for the rest of the Company’s loan portfolios.

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

Concern has been expressed by consumer advocates regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because they are outstanding for a short time. These loans are not “rolled over” or renewed. When the fee is annualized in the APR computation, the result is a relatively high APR. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products. (Note H)

Accounting for the RAL Securitization:

As indicated above, the securitization arrangements used in 2002 and 2003 involved a “true” sale of the loans into the securitization vehicle. Under the terms of the securitization, the loans were sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the sold loans not paid by the IRS would be charged against the Company’s retained portion until that amount was exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization and the fees associated with them are not included in Tables 2A, 2B or 3.

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

The following table summarizes the components of the gain on sale of RAL loans for the nine-month periods ending September 30, 2003 and 2002.

TABLE 18 – RAL GAIN ON SALE SUMMARY

	Nine Months Ended September 30,
(dollars in thousands)	2003	2002

RAL fees	$12,472	$14,023
Fees paid to investor	(612)	(1,018)
Commitment fees paid	(800)	(900)
Provision expense	(3,029)	(1,935)
Net gain on sale of RAL loans	$8,031	$10,170

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three and nine-month periods ending September 30, 2003 and 2002.

TABLE 19 – OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended Sept 30,		For the Nine-Month Periods Ended Sept 30,
(dollars in thousands)	2003	2002	2003	2002

Interest income from RALs	$46	$105	$31,965	$19,207
Interest expense on funding	(21)	(22)	(793)	(1,582)
Intersegment revenues	91	31	1,761	850
Internal charge for funds	(19)	(4)	(2,684)	(565)
Net interest income	97	110	30,249	17,910
Provision for credit losses—RALs	1,635	659	(9,508)	(2,730)
Refund transfer fees	229	146	19,763	16,582
Collection fees	1,161	—	3,753	1,691
Gain on sale of loans	—	—	8,031	10,170
Net operating expense	(1,514)	(1,161)	(10,050)	(10,030)
Income before taxes	$1,608	$(246)	$42,238	$33,593

Charge-offs	$—	$—	$13,712	$6,615
Recoveries	(1,635)	(659)	(4,204)	(3,885)
Net charge-offs	$(1,635)	$(659)	$9,508	$2,730

Credit Losses

The allowance table in Note 5 to the financial statements shows the activity in the allowance for RAL losses separate from the activity for other loans. Following past practice, the Company charged-off all remaining uncollected loans at June 30, 2003. Based on experience from prior years, a number of the loans may yet be paid during the remainder of this year or during the 2004 filing season as indicated by the $1.6 million in recoveries in the third quarter of 2003. It is difficult, however, to estimate the rate of recovery for future periods since 2003 collections are dependent on whether the IRS actually issues the requested refund and 2004 collections are primarily dependent on whether the customer applies for a RAL or RT during the 2004 season. While the charge-offs above do not include the $3.0 million charged-off for RALs sold into the securitization, any recoveries received on those loans accrue to the Company.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Charge-offs in 2002 were exceptionally low, approximately 83 basis points compared to 130-150 in prior years. This was a result of a variety of factors, most significantly the extra credit review steps taken by the Company and fewer loans being selected by the IRS for review. Approximately 105 basis points of the RALs were charged-off in 2003. This was higher than in 2002, but not as high as in earlier years.

Expectations for the Remainder of 2003

Since there are no refund loans outstanding after June 30 against which an allowance should be provided, any collections that are received on loans in the remainder of 2003 will be recognized as a reduction of RAL provision expense.

Also during the fourth quarter of 2003, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.

SUBSEQUENT EVENT – ACQUISITION

Transaction Summary and Nature of the Business

On October 16, 2003, the Company announced that it has signed a definitive agreement under which it will acquire Pacific Crest Capital, Inc. ("PCCI") in an all cash transaction valued at $135.8 million, or $26 per each diluted share of PCCI common stock. Following regulatory and PCCI shareholder approval, the transaction is expected to close in the first quarter of 2004.

PCCI is an Agoura Hills, California-based bank holding company with $592 million in assets that conducts business through its wholly-owned subsidiary, Pacific Crest Bank. There are three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank has operated as a specialized business bank serving small businesses, entrepreneurs and investors. Products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and specialized FDIC-insured savings and checking account programs. Pacific Crest Bank is an SBA-designated “Preferred Lender” in California, Arizona and Oregon.  In addition to three branches, the bank operates six loan production offices in California and Oregon.

The Company expects that the transaction, excluding merger-related costs, will be accretive by $0.10 per share in 2004 and add $0.14-$0.17 per share in 2005.

Impact on Capital and Funding

While most of the RALs are originated and repaid in the first quarter, there are always some loans outstanding on March 31st. For 2004, Management expects that there will be enough RALs outstanding at March 31st so that with the addition of the assets of PCCI, the Company would not meet the minimum standards for all three capital ratios to be well-capitalized unless it increases its capital base. The Tier I risk based capital and Tier I leverage ratios are expected to meet the minimum amounts for the well-capitalized classification. However, based on its projections, Management estimates that the Company would need to raise Tier II capital to meet the minimum standard for well-capitalized for the total risk based capital ratio. Consequently, Management expects to issue approximately $35 million in subordinated debt prior to the closing of the transaction.

This subordinated debt will also provide some of the funding for the purchase of PCCI. The remainder of the funding is expected to come initially from the repayment of RALs. Management is still working on the best means of funding the acquisition in the longer term.

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

Note B – To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the second quarter of 2003. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note C – Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer.  The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note D – The four tables below show the balances and amounts of interest income and expense that are excluded in computing the without RAL or without RAL/RT amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20 – RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$401,159	$—	$401,159	$358,049	$—	$358,049
Average loans	3,031,767	—	3,031,771	2,885,117	—	2,885,117
Average total assets	4,632,551	59,940	4,572,611	4,035,879	58,933	3,976,946
Average earning assets	4,289,606	—	4,289,610	3,736,252	—	3,736,252
Average certificates of deposit	2,846,521	2,000	2,844,521	2,570,271	3,089	2,567,182
Average interest bearing liabilities	3,311,765	2,000	3,309,765	2,886,192	3,089	2,883,103
Consumer loans interest income	7,076	46	7,030	7,151	105	7,046
Loan interest income	48,128	46	48,082	51,540	105	51,435
Interest income	59,951	46	59,905	62,362	105	62,257
Interest expense	13,038	21	13,017	15,098	22	15,076

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$559,304	$162,658	$396,646	$419,658	$90,903	$328,755
Average loans	3,160,876	162,658	2,998,218	2,945,640	90,903	2,854,737
Average total assets	4,603,793	172,123	4,431,670	4,148,026	222,544	3,925,482
Average earning assets	4,280,477	162,658	4,117,819	3,850,236	90,903	3,759,333
Average certificates of deposit	2,797,219	14,839	2,782,380	2,604,472	71,774	2,532,698
Average interest bearing liabilities	3,204,728	14,839	3,189,889	2,938,945	71,774	2,867,171
Consumer loans interest income	53,609	31,693	21,916	38,500	19,207	19,293
Loan interest income	177,745	31,693	146,052	171,837	19,207	152,630
Interest income	209,631	31,965	177,666	205,016	19,207	185,809
Interest expense	40,750	793	39,957	48,299	1,582	46,717

TABLE 21 – CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

	2003 YTD Annualized	2002	2001	2000	1999

Total Including RALs
Net charge-offs	$17,735	$14,778	$12,924	$10,908	$7,088
Average loans	$3,160,876	$2,942,082	$2,678,225	$2,388,740	$1,908,227
Ratio	0.75%	0.50%	0.48%	0.46%	0.37%

Total Excluding RALs
Net charge-offs	$8,227	$12,673	$8,730	$7,741	$4,427
Average loans	$2,998,213	$2,874,091	$2,619,325	$2,328,576	$1,895,836
Ratio	0.37%	0.44%	0.33%	0.33%	0.23%

TABLE 22 – RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$14,066	$1,390	$12,676	$11,432	$146	$11,286
Operating expense	38,058	1,442	36,616	34,259	1,135	33,124
Provision for credit losses	(2,653)	1,635	(4,288)	1,505	659	846
Income before income taxes	20,268	1,608	18,660	25,942	(246)	26,188
Provision for income taxes	(7,011)	(676)	(6,335)	(8,326)	103	(8,429)
Net Income	13,257	932	12,325	17,616	(143)	17,759

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$68,495	$31,547	$36,948	$60,682	$28,096	$32,586
Operating expense	121,444	10,973	110,471	106,136	9,398	96,738
Provision for credit losses	(16,905)	(9,508)	(7,397)	(17,280)	(2,730)	(14,550)
Income before income taxes	99,027	42,238	56,789	93,983	33,593	60,390
Provision for income taxes	(35,953)	(17,761)	(18,192)	(33,621)	(14,126)	(19,495)
Net Income	63,074	24,477	38,597	60,362	19,467	40,895

TABLE 23 – RECONCILIATION OF FIRST QUARTER ACTUAL LOAN AND ASSET AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended March 31, 2003
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT

Loans	$3,022,820	$51,963	$2,970,857
Assets	4,422,669	165,187	4,257,482
Nonperforming loans	61,338	—	61,338
Nonperforming assets	61,776	—	61,776

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

Note H — To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,600. For 2003, the Company charged-off an average of about 105 basis points. 105 basis points for an average loan would be $27.30. Expressed as an APR, the $27.30 would be 38.3%. Funding and processing costs are incurred in addition to the credit costs.

Note I – In the current interest rate environment, some assets are earning less than 2% and could not have their interest rates decreased by 200 basis points.  For purposes of the shock analysis reported in Table 4, their rates have been reduced to 0%.

Note J – In past years the Company made loans only in the first and second quarters of the year, specifically from the middle of January through April 15. In 2003, the U.S. Government extended the tax return due date for military service personnel stationed overseas. The Company made a small number of loans related to these delayed returns during the third quarter of 2003.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

Item 4.                                Controls and Procedures

Within the end of the period covering the report, Pacific Capital Bancorp carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.

None.

Item 5. Other information

None.

Item 6. Exhibits and reports on Form 8-K

(a)                                  Exhibit Index:

Exhibit Number	Item Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2003.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	July 23, 2003
Press release announcing earnings for second quarter
of 2003 and transcript of conference call.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	August 4, 2003
Press release announcing sale of note.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	August 28, 2003
Stock Repurchase

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2003.

Subject		Filing Date
Item 7.	Other Events	October 17, 2003
Press release announcing acquisition of Pacific Crest
Capital, Inc.

Subject		Filing Date
Item 5.	Other Events	October 21, 2003
Transcript of conference call discussing acquisition of
Pacific Crest Capital, Inc.

Subject		Filing Date
Item 7.	Press release announcing earnings for third quarter	October 28, 2003
of 2003.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher

Assistant Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	November 14, 2003
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	November 14, 2003
Executive Vice President
Chief Financial Officer