Form 10-K
period 2003-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2004-03-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2003
COMMISSION FILE NUMBER	0-11113

PACIFIC CAPITAL BANCORP
(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 Anacapa St. Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6298
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒   No☐

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2003, based on the sales prices on that date of $34.87 per share:  Common Stock - $ 1,084,266,401. This amount is based on reported beneficial ownership by all directors and executive officers and the registrant’s Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 19, 2004, there were 34,025,490 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on April 27, 2004 are incorporated by reference into Part III.

PART I

ITEM 1.          BUSINESS

(a) General Development of the Business

Operations commenced as Santa Barbara National Bank in 1960. In 1979, the Bank switched to a state charter and changed its name to Santa Barbara Bank & Trust (“SBB&T”). Santa Barbara Bancorp (“SBBancorp”) was formed in 1982. In 1998, SBBancorp merged with Pacific Capital Bancorp (“PCB”), a bank holding company that was the parent of First National Bank of Central California (“FNB”). SBBancorp was the surviving company, but took the name Pacific Capital Bancorp to recognize the wider market area. In March 2002, the Company consolidated the two subsidiary banks, SBB&T and FNB, into one bank charter (“the Bank Merger”), Pacific Capital Bank, N.A. (“PCBNA”). Unless otherwise stated, “Company” refers to this consolidated entity and to its subsidiary banks when the context indicates. “Bancorp” refers to the parent company only.

At the time of the bank consolidation in 2002, SBB&T had grown to 29 banking offices with loan, trust and escrow subsidiary offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. From 1995 through 1998, six banking offices were opened in western Ventura County and one in northern Santa Barbara County. The Company acquired Los Robles Bank (“LRB”) at the end of June 2000, when the Company purchased all of the outstanding shares of Los Robles Bancorp, parent of LRB. LRB was merged with SBB&T in the second quarter of 2001. LRB had three offices. Two of these became offices of SBB&T and the third was closed because of its close proximity to one of the existing offices of SBB&T.

At the time of the Bank Merger, FNB had 11 banking offices in Monterey, Santa Cruz, Santa Clara, and San Benito counties. The offices in Santa Clara County use the name South Valley National Bank, which was a separate subsidiary of PCB until it was consolidated with FNB shortly before PCB merged with SBBancorp. The offices in San Benito County use the name San Benito Bank (“SBB”). SBB was a separate bank prior to its merger with FNB at the end of July 2000. FNB also provided trust and investment services to its customers.

PCBNA now has 41 banking offices from the Thousand Oaks/Westlake area of Ventura County in the South to Morgan Hill in the North. The Company continues to use the brand names of Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, and San Benito Bank in their respective market areas.

The Company has several other subsidiaries. PCB Services Corporation, was formed in 1988. This subsidiary, which was primarily involved in mortgage brokering services and the servicing of brokered loans, ceased those activities in 2001 and now has only insignificant activities. A second, Pacific Capital Services Corporation, is inactive. There are two additional subsidiaries that are used in the securitizations mentioned in Note 10 to the consolidated financial statements.

(b) Financial Information about Industry Segments

Information about industry segments is provided in Note 26 to the consolidated financial statements in Item 8 of this report. In addition, the following information is provided to assist the reader in understanding the Company’s business segments:

(i)

Geographical areas — As explained in (a) above, the Company’s main businesses are conducted in six California counties. Approximately one third of these businesses are conducted in a northern region consisting of the four counties of Monterey, Santa Cruz, San Benito, and Santa Clara. Approximately two thirds of these businesses are conducted in a southern region consisting of the two counties of Santa Barbara and Ventura. However, the businesses are not organized by region, as each business line or segment manager is responsible for his/her business in both regions.

Several of the Company’s businesses are conducted outside of these six counties. The income tax refund businesses described in Management’s Discussion and Analysis in Item 7 of this report (“MD&A”) on pages 57 through 64 and which comprise a reportable segment in Note 26 to the Financial Statements, are conducted in all 50 states. The commercial equipment leasing business is conducted throughout the Western United States. The indirect auto leasing business is conducted in several counties in California other than the six primary counties listed above. Neither of these two latter businesses comprise individual segments reportable in Note 26.

(ii)

Foreign operations — The Company has no foreign operations of its own. The Company does lend to and provide letters of credit and other trade-related services to a number of commercial enterprises that do business abroad. None of these customer relationships generate a significant portion of the Company’s revenues.

(iii)

Aside from the impact of changes on interest income and interest expense from changes in prevailing market rates that may occur in 2004 and subsequent years (which primarily impact the Consumer Banking and Commercial Segments), and expenses incurred in connection with the Company’s technology investments described on page 49 of the MD&A, there are no facts that, in the opinion of Management, would indicate that the three-year segment information provided in Note 26 may not be indicative of current or future operations of the segments reported.

(c) Narrative Description of Business

Holding Company:  Bancorp is a bank holding company. As of December 31, 2003, as described above, it had one bank subsidiary. Bancorp provides support services to its subsidiary bank, PCBNA. These services include executive management, legal, accounting and treasury, and investor relations.

Bank Products and Services:  PCBNA offers a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. PCBNA offers other services such as electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. PCBNA also offers trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, charitable remainder trusts, employee benefit trusts, and profit sharing plans, as well as executor or probate agent for estates. Investment management and advisory services are also provided.

PCBNA also offers products related to income tax returns filed electronically. The Company is one of three financial institutions, which together provide over 90% of these products on a national basis. The Company provides these products to taxpayers who file their returns electronically. For both products, the taxpayer instructs the Internal Revenue Service to remit his/her refund to the Company. In the case of a Refund Anticipation Loan (RAL), the Company will have lent the taxpayer some portion of the amount of his/her refund and will apply the refund when received from the IRS to repayment of the loan. In the case of a Refund Transfer (RT), the Company will forward the refund to the taxpayer once it has been received from the IRS. As a loan product, there is credit risk associated with a RAL. There is no credit risk associated with an RT. Because they are associated with income tax returns, there is a high degree of seasonality to the income from these programs. These programs are more fully described in the MD&A on pages 57 through 64.

Additional information about the products by the various business segments of PCBNA is provided in Note 26 of the Financial Statements in Item 8 of this form.

Customer concentration:  There are no customers accounting for 10% or more of consolidated revenues.

Competition:   For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the statewide savings and loan associations, and other local community banks and savings and loans. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms and asset or investment managers. Some of these competitors emphasize price and others technology. The Company strives to compete primarily on the basis of customer service.

Employees :  The Company currently employs the equivalent of approximately 1,252 full time employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

(d)  Financial Information about Foreign and Domestic Operations and Export Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, foreign currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

(e)  Available Information

The Company maintains an Internet website at http://www.pcbancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, on this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnish them to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 2.           PROPERTIES

The Company maintains its executive offices in leased premises at 1021 Anacapa St., Santa Barbara, California. The Trust & Investment Services Division is also located in this building. The Company leases other premises in the Santa Barbara area for Information Technology, Operations Support and other administrative functions and other premises in Ventura County for its Delinquency Management Unit and for the relationship managers in that county. Of the 41 branch banking offices, all or a portion of 27 are leased. The 41 branch offices are located in the six California counties mentioned above in Item 1(a). The Company owns the building used by its Residential Real Estate, Business Services, and International Banking units.

Premises are utilized based on needed space and the geography of the customer served. There is no necessary correspondence between buildings and business segments. For example, in addition to employees providing deposit related services, portions of the branch offices generally also house the Consumer and Commercial Banking segment employees involved in lending activities. Similarly, of the Residential Real Estate, Business Services, and International Banking units housed in the building mentioned above, the first is in the Consumer Banking segment and the second two are in the Commercial Banking segment.

The buildings are of various ages and consequently require varying levels of maintenance. All are suitable and adequate for their intended use.

ITEM 3.           LEGAL PROCEEDINGS

The Company has been named in several lawsuits filed by customers. These suits are described in Note 17 to the consolidated financial statements in Item 8 of this report. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position or results of operation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company’s common stock trades on The Nasdaq Stock Market under the symbol “PCBC”. The following table presents the high and low closing sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

	2003 Quarters				2002 Quarters

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Range of stock prices:
High	$38.51	$36.00	$36.55	$30.85	$28.00	$29.10	$26.57	$23.51
Low	$30.28	$30.15	$29.61	$25.15	$22.65	$21.74	$22.65	$20.43

(b) Holders

There were approximately 9,000 shareholders as of December 31, 2003. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 25% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

(c) Dividends

The Company declares dividends four times a year. The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. The following table presents cash dividends declared per share for the last two years:

	2003 Quarters				2002 Quarters

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Cash dividends declared	$0.21	$0.21	$0.20	$0.18	$0.18	$0.18	$0.17	$0.17

The above per share figures are adjusted for the 4 for 3 stock split that was distributed in June 2002. The pre-split amounts for the first two quarters of 2002 were $0.22 per share. Adjusted for the split, the quarterly figures were $0.165. These amounts have been rounded to $0.17 per share for presentation.

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary bank, PCBNA.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The required table for this section of Item 5 is included in Note 18 to the consolidated financial statements in Item 8 of this report and is hereby incorporated by reference.

ITEM 6.           SELECTED FINANCIAL DATA

The following table compares selected financial data for 2003 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 explain reasons for the year-to-year changes. The following data has been derived from the consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this report.

(amounts in thousands except per share amounts)	2003	Increase (Decrease)	2002	2001	2000	1999
RESULTS OF OPERATIONS:
Interest income	$272,189	$5,443	$266,746	$291,108	$289,964	$225,127
Interest expense	53,933	(8,866)	62,799	97,226	110,526	72,475
Net interest income	218,256	14,309	203,947	193,882	179,438	152,652
Provision for credit losses	18,286	(1,441)	19,727	26,671	14,440	7,043
Other operating income	81,745	7,961	73,784	65,726	50,340	43,919
Non-interest expense:
Staff expense	83,902	9,482	74,420	69,788	67,204	55,357
Other operating expense	79,800	10,932	68,868	73,362	64,753	62,068
Income before income taxes	118,013	3,297	114,716	89,787	83,381	72,103
Provision for income taxes	42,342	2,477	39,865	33,676	31,925	25,570
Net Income	$75,671	$820	$74,851	$56,111	$51,456	$46,533

DILUTED PER SHARE DATA: (1)
Average shares outstanding	34,562	(428)	34,990	35,519	35,479	35,403
Net Income	$2.19	$0.05	$2.14	$1.58	$1.45	$1.31
Cash dividends declared	$0.80	$0.10	$0.70	$0.50	$0.63	$0.54
Cash dividends paid	$0.80	$0.10	$0.70	$0.66	$0.63	$0.54

FINANCIAL CONDITION:
Total assets	$4,859,630	$640,417	$4,219,213	$3,960,929	$3,677,625	$3,080,309
Total deposits	3,854,717	$338,640	$3,516,077	$3,365,575	$3,102,819	$2,621,457
Long-term debt	$491,100	$239,100	$252,000	$175,000	$103,000	$85,017
Total shareholders’ equity	399,048	$27,973	$371,075	$325,876	$296,261	$253,041

OPERATING AND CAPITAL RATIOS:
Average total shareholders’ equity to average total assets	8.38%	-0.02%	8.40%	8.33%	7.77%	8.25%
Rate of return on average:
Total assets	1.63%	-0.17%	1.80%	1.45%	1.40%	1.57%
Total shareholders’ equity	19.44%	-2.02%	21.46%	17.46%	18.06%	19.00%
Tier 1 leverage ratio	7.46%	-0.48%	7.94%	7.70%	7.16%	7.96%
Tier 1 risk-based capital ratio	10.06%	0.29%	9.77%	9.78%	9.21%	10.70%
Total risk-based capital ratio	13.33%	1.23%	12.10%	12.23%	10.46%	11.86%
Dividend payout ratio	36.5%	3.8%	32.7%	32.1%	40.6%	39.0%

*Prior to 2001, the Company followed a practice of declaring dividends in one quarter and paying them in the next. In 2001, the Company switched to a practice of declaring dividends in the same quarter in which they were paid. Consequently, no dividend was declared in the first quarter of 2001, but the dividend that had been declared in the fourth quarter of 2000 was paid in the first quarter of 2001.

**The above results of operations and balances for prior years have been restated to reflect the Company’s business combination with San Benito Bank in 2000 that was accounted for as a pooling of interest transaction.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operation begins on the following page.

MANAGEMENT’S DISCUSSION AND	Pacific Capital Bancorp
ANALYSIS OF FINANCIAL CONDITION	and Subsidiaries
AND RESULTS OF OPERATIONS

INTRODUCTION

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “we” or “the Company” refers to this consolidated entity. You should read this discussion in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements. These statements and notes are presented on pages 75 through 131 of this Annual Report on Form 10-K. “Bancorp” will be used to refer to the parent company only. Terms with which you may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 65 through 69. These notes are designated by a letter. References to notes designated by a number refer to notes to the consolidated financial statements that are found on pages 81 through 131 of this document. The impact of recent accounting pronouncements are disclosed in Note 1.

Subsidiaries

The Company has one subsidiary bank, Pacific Capital Bank, N.A. (“PCBNA”). This bank is the survivor of a merger of the Company’s two former banking subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”). The Company merged the two banks on March 29, 2002 to obtain the efficiencies of a single primary bank regulator. Prior to the merger, SBB&T was regulated by the Federal Reserve Bank of San Francisco (“FRBSF”) and the California Department of Financial Institutions while FNB was regulated by the Office of the Comptroller of the Currency (“OCC”). PCBNA continues to use the SBB&T and FNB brands as well as two additional brands, South Valley National Bank (“SVNB”) and San Benito Bank (“SBB”). These had been independent banks that had merged with FNB before FNB and SBB&T merged. The Company acquired Los Robles Bank (“LRB”) when it purchased all of the outstanding stock of Los Robles Bancorp at the end of June 2000. LRB was merged into SBB&T in the second quarter of 2001. PCB Services Corporation is a non-bank subsidiary of Bancorp which was primarily involved in mortgage brokering and the servicing of brokered loans. It ceased this business and became essentially inactive in 2001. The Company pays a small number of out-of-state employees through this company. The Company has a second inactive subsidiary, Pacific Capital Services Corporation. Lastly, the Company has two subsidiaries that are special purpose entities which are used in the securitizations mentioned in Note 10.

Forward-Looking Statements

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2004. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

•	increased competitive pressure among financial services companies;
•	changes in the interest rate environment reducing interest margins or increasing interest rate risk;
•	deterioration in general economic conditions, internationally, nationally or in the State of California;
•	the occurrence of events such as the terrorist acts of September 11, 2001;
•	economic or other disruptions caused by military actions in Iraq or other areas;
•	the availability of sources of liquidity at a reasonable cost;
•	difficulties in opening additional branches, integrating acquisitions, or introducing new products and services;

•	reduced demand for, or earnings derived from, the Company’s income tax refund loan and refund transfer programs; and
•	legislative or regulatory changes adversely affecting the business in which the Company engages.

This discussion also provides information on the strategies adopted by the Company to address these risks, and the results of these strategies.

Pooling-of-Interest Restatements

We accounted for the merger of SBB with the Company using the “pooling-of-interests” method of accounting. As a result, all amounts in this discussion and in the consolidated financial statements have been restated to reflect the results of operations as if this merger had occurred prior to the earliest period presented. In contrast, the acquisition of LRB was accounted for as a purchase transaction, and its results of operations are included with those of the Company only from the date of acquisition.

Presentation of Amounts and Ratios without the Refund Loan and Refund Transfer Businesses

Approximately 35% of the Company’s 2003 pre-tax earnings were derived from its tax refund loan (“RAL”) and refund transfer (“RT”) businesses. These programs and their results are explained in detail in the last section of this discussion beginning on page 57. Because of the large proportion of earnings derived from these programs, their results can often skew or obscure the results of the Company’s “core” banking operations. To assist the reader in understanding the Company’s other business activities, many of the amounts and ratios — and the changes in them from one period to the next — will be disclosed in this discussion both on a consolidated basis and with the RAL and RT amounts excluded. These instances will always be clearly labeled as “without” or “excluding RAL/RT”. Tables are provided in the RAL/RT section beginning on page 57 that reconcile the consolidated amounts or ratios with the amounts or ratios excluding the RAL/RT amounts.

OVERVIEW OF EARNINGS PERFORMANCE

In 2003, the Company earned net income of $75.7 million, or $2.19 per diluted share. This represents a 1.1% increase over the $74.9 million net income or $2.14 per diluted share reported for 2002.

The significant factors impacting net income 2003 compared to 2002 were:

•	a 50 basis point decrease in the Federal Reserve Board’s target rate in November 2002 and a further 25 basis point decrease in June 2003 impacted net interest income;
•	the Company saw an increase of approximately 19% in transaction volume in its income tax refund loan and transfer programs; interest on the loans and fees on the transfers increased accordingly;
•	the Company was able to reduce its provision for credit losses by almost $8 million;
•	noninterest revenues increased approximately $8 million;
•	noninterest expenses increased $20.5 million; and
•	the Company did not have the advantage of certain beneficial income tax adjustments recorded in 2002.

Each of these items will be addressed in this discussion

2002 earnings had exceeded 2001 earnings by 33%. That increase was due to a much larger decrease in interest expense than was experienced in 2003 compared to 2002, a higher rate of growth in the 2002 refund programs; and the tax adjustments noted above.

From a longer range perspective, for the five years of 1999 through 2003, the Company’s net income increased at a compound average annual rate of 19.2%. Among the reasons for this favorable trend of increase in net income have been:

•	the integration of ten new branch offices through acquisitions (Note A);
•	growth in the tax refund anticipation loan (“RAL”) and refund transfer (“RT”) programs;
•	strong loan demand;
•	continued growth in service charges and fee income; and
•	cost savings related to its mergers.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements which this discussion accompanies.

The Use of Estimates

The preparation of Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires Management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

The principal areas in which estimates are used are as follows:

Allowance for credit losses:  An estimate of the amount of the probable losses incurred in the Company’s loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Allowance for Credit Losses” and in Note 1. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will be understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

Events or circumstances that can cause this estimate of losses to be substantially different than eventually occur are primarily a lack of sufficient information about borrowers’ financial condition or as such financial condition may change over time. This occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

Realizability of Deferred Tax Assets: The Company’s deferred tax assets are explained in the section below titled “Income Tax” and in Note 15. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future pre-tax income should prove non-existent or less than the amount of the temporary differences giving rise to the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

Actuarial estimates used in Retiree Health Plan:  The Company uses certain estimates regarding its employees to determine its liability for Post Retirement Health Benefits. These estimates include life expectancy, length of time before retirement, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits.

Prepayment and other estimates used in securitization:  The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 10. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down through earnings the residual value and a loss would have to be recognized. If later experience shows that the estimates for the prepayment and default rates are too high by a material amount, the Company would write up the residual value and a gain would be recognized.

Prepayment assumptions used in determining the amortization of premium and discount for securities:  Approximately 60% of the Company’s investment securities are mortgage-backed or asset-backed securities which are subject to the prepayment of principal of the underlying loans as described in Note 10. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher than estimated, then the Company will need to amortize a larger amount of premium in that future period such that the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security.

Estimates of the fair value of assets:  Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available-for-sale, goodwill and other intangible assets, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discovered that its estimate of fair value had been too low. Estimates of fair value are arrived at as follows:

Assumptions regarding mortgage servicing rights: For the Company, mortgage servicing rights (“MSRs”) arise from the sale of loans as described below on page 36. There is a secondary market for MSRs wherein a financial institution may purchase the right to service loans for and receive a fee from the holder of mortgage loans. The market value for such servicing is based on the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of the servicing rights recorded by the Company at the time of the sale is based on Management’s best estimate of the market value of mortgage servicing rights for similar pools of loans. If the Company overestimates the value of the MSRs, it will recognize too large a gain at the time of sale and will hold an asset against which a charge will later have to be taken. If the Company underestimates the value of the MSRs, it will have recognized too small a gain and will later recognize income from the servicing that should have been recognized in the period in which the loans were sold.

Available-for-sale securities:   The fair values of most securities classified as available-for-sale are based on quoted market prices. These quoted market prices are derived from two independent sources and compared for consistency. If the two sources differ significantly, or if quoted market prices are not available, alternative methods are used including seeking bids from brokers on a representative security or extrapolating the value from the quoted prices of similar instruments. The Company also uses estimates of the future rate of prepayments on the loans underlying the various mortgage-backed securities to determine the expected life of that security. That estimated life then determines the rate of amortization or accretion to recognize against the premium or discount of those instruments.

Goodwill and other intangible assets:   As discussed in Note 9 to the Consolidated Financial Statements which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the good will is allocated. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

Estimates relating to Self-Insurance for Workers’ Compensation:  The Company self-insures for a portion of its workers’ compensation exposure. Because not all injuries are immediately reported to the Company, it must accrue an estimate of the claims loss for injuries that have occurred but not been reported. The estimate is based on actuarial data provided by the insurance company that covers the Company for large claims above the Company’s self-insured amount. If the Company underestimates the cost of unreported claims, it will need to recognize an expense for these claims in subsequent periods. If the estimate is too large, the Company will report a reduction in expense in subsequent years for the excess.

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

Amortization of the cost of other assets:   The Company’s methods of amortizing assets other than fixed assets are described in various notes to the consolidated financial statements as appropriate. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

Stock options:   When the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the binomial model for pricing options. This model — as well as other statistical models — assumes that the options are freely tradable. In fact, employees may not transfer the options. For the year 2003, had the Company elected the second method of accounting for its stock options, the impact would be to lower net income by $618,000 and earnings per share by approximately 1.0%.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been the slow growth in the economy and the actions of the Federal Reserve Board (“the Fed”) to increase the pace of that growth. Early in 2001, the Fed began to lower rates, as the economy showed evidence of significant slowing. It continued throughout 2001 until it had lowered its target short-term rate by 4.75%. It lowered its target short-term rate again in 2002 by 0.50% and by 0.25% in 2003 to its lowest rate in 45 years. These changes, especially given the extreme rate of decline in 2001, impacted the Company as market rates for loans, investments and deposits respond to the Fed’s actions.

The local economies in which the Company operates had experienced steady growth during 1999 and 2000, but started showing signs of slowing in the first and second quarters of 2001. The more pronounced slowing and recessionary environment seen in much of the country in the third and fourth quarters of 2001 were more moderately present in our market areas and economic growth remained slow during 2002. The hospitality and tourism sectors were affected by the tragedy of September 11, 2001, but showed some indications of recovery by the close of 2001. Selected customers in this industry, however, continued to be impacted in 2002 and 2003. Agriculture continued to face price pressures during both 2001 and 2002, but there was price firming in the row crops segment during 2003. The wine industry remains unsettled with inventory high and new vines coming into production. The high tech segment showed uncertain and varying results. Housing markets have shown some slowdown in sales, but generally prices continue to increase with the high-end residential properties showing some volatility. During 2003, loan demand for commercial real estate markets slowed. Vacancy rates in the Company’s core market areas remained in the 5%-6% percent range. Loan demand from other small businesses continued to grow at a moderate rate.

Regulatory Considerations

Bank Regulation:  Changes in the regulatory environment and differences in practices between the various banking regulators impact the Company. In addition, as mentioned above the Company merged its two subsidiary bank charters to simplify its regulatory situation. The OCC is the primary regulator for PCBNA because it is a nationally chartered bank. The FRBSF is the regulator for the Bancorp because it is a bank holding company.

Regulation impacts the Company in different ways:

•	changes in the amount of cash that must be held at the Federal Reserve Bank;
•	restrictions on the type and features of products or services offered to customers;
•	necessity to obtain approval for business combinations;
•	periodic examination by regulatory agencies;
•	restrictions on the amount of dividends that its subsidiary bank can pay to its parent;
•	compliance with fair lending, anti-money laundering, bank secrecy, and community reinvestment legislation; and
•	minimum capital requirements.

The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with the other requirements are discussed below in the section titled “Regulation.”

Non-banking regulation:   As a public company, the Company is also subject to many laws and regulations related to securities issuance. Especially important in 2003 is the Sarbanes-Oxley Act of 2002. Passed in response to corporate accounting and reporting failures, the act requires all large public companies as of December 31, 2004 to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing. The act further requires companies’ independent public auditors to evaluate this assertion.

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980’s, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, such as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Competition from companies that are not banks is also developing for payments processing. Often this activity is associated with Internet auction sites and other e-commerce. Community banks, including the Company, attempt to offset these trends by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company’s primary competitors are different for each specific product and market area. While this offers special challenges for the Company in marketing of products, it offers protection from one competitor dominating the Company in its market areas.

For deposit products, the primary competition is from other local independent banks and the local branches of larger national and regional banks. For consumer loans, the primary competition is from larger banks that because of their investments in automation can offer very fast decisions and low prices. For commercial loans, the primary competition is again from both local banks and regional/national banks based on local contacts for the former and price for the latter. For residential real estate competition comes from both larger banks with their automation and from independent loan brokers that capitalize on relationships with realtors and title insurance firms. For fiduciary services, competition comes from local offices of larger financial institutions that capitalize on brand familiarity and from small independent money managers that suggest banks are too conservative in their money management style.

RISK MANAGEMENT

The Company sees the process of addressing the potential impacts of the external factors listed above as part of its management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed if the Company chooses to offer them to its customers. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The Company’s Chief Risk Officer and the other members of its Senior Leadership Council under the direction and oversight of the Board of Directors lead the risk management process.

Some of the risks faced by the Company are those faced by most enterprises — reputational risk, operational risk, and legal risk. The special risks related to financial products are credit risk and interest rate risk . Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans and the allowance for credit loss. Interest rate risk relates to the adverse impacts of changes in interest rates. The types of interest rate risk will be explained in the next section. The effective management of these and the other risks mentioned above is the backbone of the Company’s business strategy.

THE IMPACT OF CHANGES IN ASSETS AND LIABILITIES TO NET INTEREST INCOME AND NET INTEREST MARGIN

The Company earns its income primarily from two sources. The first of these sources is from the management of its financial assets and liabilities and the second is from charging fees for services provided. The first source involves functioning as a financial intermediary ; that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. Income is earned as a spread between the interest earned from the loans or investments and the interest paid on the deposits and other borrowings. The second source, fee income, is discussed in other sections of this analysis, specifically in “Noninterest Revenue” and “Tax Refund Anticipation Loans and Refund Transfers.”

The Company monitors asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. It responds to all of these to protect and increase income while managing risks within acceptable levels as set by the Company’s policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described below. The Management staff responsible for asset/liability management provides regular reports to the Board of Directors sitting as the Asset/Liability Committee and obtains approvals for major actions or the occasional exception to policy.

Changes in Net Interest Income and Net Interest Margin

Net interest income is the difference or spread between the interest and fees earned on loans and investments (the Company’s earning assets ) and the interest expense paid on deposits and other liabilities. Net interest income or the amount by which interest income will exceed interest expense depends on two factors:  (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. The net interest income is expressed using a tax equivalent adjustment (Note B) to reflect the fact that the interest income on some municipal securities and loans is exempt from Federal income tax.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

Table 1 compares the changes in tax equivalent net interest income and tax-equivalent net interest margin from 2001 to 2002 and from 2002 to 2003.

TABLE 1 — Changes in Tax Equivalent Net Interest Income and Net Interest Margin
(dollars in thousands)

	Tax-equivalent net interest income	Average earning assets	Average interest- bearing liabilities	Tax-equivalent net interest margin

2001	$199,696	$3,540,888	$2,753,372	5.64%
$ change	$10,905	$307,822	$190,972	-0.17%
% change	5.5%	8.7%	6.9%	-3.01%
2002	$210,601	$3,848,710	$2,944,344	5.47%
$ change	$14,234	$478,186	$323,308	-0.27%
% change	6.8%	12.4%	11.0%	-4.94%
2003	$224,835	$4,326,896	$3,267,652	5.20%

Tax equivalent net interest income increased each year, 5.5% from 2001 to 2002 and 6.8% from 2002 to 2003. However, the Company’s net interest margin decreased from 2001 to 2002, from 5.64% to 5.47%, and decreased to 5.20% for 2003. While net interest income increased each year, the net interest margin decreased because average earning assets increased in both years more than net interest income increased. The reasons for these changes will be explained through the remainder of this section of the discussion, but in summary, it means that the while Company added assets, the interest rates received on those assets were not as great relative to the rates paid on the liabilities it incurred to fund the assets as they had been in prior years.

Management uses the information in Tables 2 and 3 to analyze these changes in net interest income and net interest margin. Table 2, “Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense and Rates,” sets forth the average daily balances (Note C) for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

Table 3, “Volume and Rate Variance Analysis of Net Interest Income,” analyzes the changes in net interest income from 2001 to 2002 and from 2002 to 2003 that are reported in Table 2. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains how much of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table 2 shows that interest income from taxable securities increased by $1.8 million from $32.6 million for 2002 to $34.5 million while the average balance increased from $659 million to $913 million and the average rate earned decreased from 4.96% to 3.78%. Table 3 shows that the $1.8 million increase in interest income was actually the net result of a $3.5 million increase in interest income from the larger balance of securities held in 2003 compared to 2002 offset by a decrease of $1.7 million due to a decrease in the average rate received.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin. For example, to the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, changing the asset mix in this way comes at the price of additional risk that must be successfully managed. Additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. Another example relates to the liability side of the balance sheet. In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more. The lower cost transaction accounts, however, are demand accounts. While they generally are the result of stable relationships, these funds may be withdrawn by depositors at any time, whereas higher costs forms of borrowing have set maturities around which the Company can plan.

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities — 2001 to 2002

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

While average deposits increased by $119 million, the proportion of assets supported by other borrowings increased as $101 million was added to the average balance of other borrowings for 2002 compared to 2001. Nonetheless, the Company was able to decrease its interest expense by $34.4 million due to a decrease in the average rates paid on deposits from 3.31% in 2001 to 1.79% in 2002. Rates on transaction accounts remained relatively unchanged during the year until the November 2002 rate decrease by the Federal Open Market Committee (“FOMC”). Interest expense was decreased mostly by the certificate accounts repricing as they renewed at the lower posted rates.

While not directly impacting in the computation of net interest income, the Company’s average noninterest-bearing deposits increased by $85 million permitting the Company to avoid borrowing these funds.

Each of the major categories of assets and liabilities is discussed in various sections below. In these sections, there is a description of the reason for any significant changes in the balances, how the changes impacted the net interest income and margin, and how the categories fit into the overall asset/liability strategy for managing risk.

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities — 2002 to 2003

FOMC’s decrease in late 2002 of its target rate by 50 basis points and a further 25 basis point decrease in June 2003 limited the Company’s ability to increase net interest income despite the growth in assets. As shown in Table 2, tax equivalent interest income increased by $5.3 million from 2002 to 2003. However, interest income for RALs was $12.1 million in 2003 more than in 2002. This means that interest income from other loans, securities, and money market investments decreased by $6.8 million year-to-year. Interest expense also decreased from 2002 to 2003, but only by $8.9 million, and exclusive of the lower interest expense related to borrowings incurred to fund RALs, interest expense declined $8.1 million. This greater decline in interest expense than interest income resulted in a increase in net interest income exclusive of RALs of $1.3 million.

Average earning assets increased by approximately $478 million. Average loans outstanding during 2003 increased $209 million over the average during 2002 and average securities increased $261 million. Among the loan categories, it was primarily residential real estate and commercial loans that increased, the former by $43.5 million in average balances and the latter by $158 million. The relatively large increase in securities was the result of the leveraging plan executed by the Company during 2003. The purchase of these securities and the funding used in the plan are discussed in the securities section of this discussion starting on page 29.

Average interest bearing liabilities increased by $323 million--$212 million in deposits and $111 million in long-term debt and other borrowings. As mentioned above, deposits generally are less expensive than borrowings and the Company is always promoting deposit relationships. Borrowings are used to supplement deposit growth and, as described below in the section titled “Interest Rate Risk,” to help manage interest rate risk.

The reduction in interest rates at the end of 2002 and in 2003 impacted new products sold and the renewal/replacement of those loans, securities, deposits, and borrowings that matured during 2003 by lowering interest received and interest paid. The leverage plan added net interest income, as well as assets and liabilities in this low interest rate environment. Together these events — lower interest income from the decrease in rates offset by more net interest income from the additional securities purchased and the lower rates paid on deposits and borrowings increased the numerator of the net interest margin fraction, net interest income (exclusive of RAL interest income and expense), by $1.3 million or 0.7%. The denominator of the fraction, average earning assets, increased by 12.4%. The result was a lower net interest margin.

TABLE 2 — Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates (Notes B and D)

	Twelve months ended December 31, 2003

(dollars in thousands)	Balance	Income	Rate

Assets:
Money market instruments:
Commercial paper	$1,109	$13	1.17%
Federal funds sold	86,365	1,050	1.22%

Total money market instruments	87,474	1,063	1.22%

Securities:
Taxable	912,624	34,476	3.78%
Non-taxable	175,470	16,152	9.20%

Total securities	1,088,094	50,628	4.65%

Loans:
Commercial (including leasing)	798,671	48,866	6.12%
Real estate-multi family & nonresidential	1,094,569	71,819	6.56%
Real estate-residential 1-4 family	735,055	44,643	6.07%
Consumer	523,033	61,749	11.81%

Total loans	3,151,328	227,077	7.21%

Total earning assets	4,326,896	278,768	6.44%

FAS 115 Market Value Adjustment	23,175
Non-earning assets	295,583

Total assets	$4,645,654

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,591,043	10,299	0.65%
Time certificates of deposit	1,240,315	25,862	2.09%

Total interest bearing deposits	2,831,358	36,161	1.28%

Borrowed funds:
Repos and Federal funds purchased	66,999	743	1.11%
Other borrowings	369,295	17,029	4.61%

Total borrowed funds	436,294	17,772	4.07%

Total interest bearing liabilities	3,267,652	53,933	1.65%

Noninterest-bearing demand deposits	909,915
Other liabilities	78,818
Shareholders’ equity	389,269

Total liabilities and shareholders’ equity	$4,645,654

Interest income/earning assets			6.44%
Interest expense/earning assets			1.24%

Tax equivalent net interest income/margin		224,835	5.20%
Provision for credit losses charged to operations/earning assets		18,286	0.43%

Net interest margin after provision for credit losses on tax equivalent basis		206,549	4.77%

Less: tax equivalent income included in interest income from non-taxable securities and loans		6,579

Net interest income		$199,970

Twelve months ended December 31, 2002			Twelve months ended December 31, 2001

Balance	Income	Rate	Balance	Income	Rate

$2,081	$50	2.40%	$48,613	$2,088	4.30%
77,568	1,346	1.74%	132,966	5,852	4.40%

79,649	1,396	1.75%	181,579	7,940	4.37%

658,765	32,643	4.96%	517,231	31,209	6.03%
168,214	15,592	9.27%	163,853	15,401	9.40%

826,979	48,235	5.83%	681,084	46,610	6.84%

639,855	50,407	7.88%	675,660	64,076	9.48%
1,200,157	79,995	6.67%	1,091,251	84,922	7.78%
691,475	46,996	6.80%	573,497	40,867	7.13%
410,595	46,371	11.29%	337,817	52,507	15.54%

2,942,082	223,769	7.61%	2,678,225	242,372	9.05%

3,848,710	273,400	7.10%	3,540,888	296,922	8.39%

15,040			13,035
287,938			304,386

$4,151,688			$3,858,309

$1,392,013	11,831	0.85%	$1,324,595	24,619	1.86%
1,227,682	35,073	2.86%	1,185,700	58,442	4.93%

2,619,695	46,904	1.79%	2,510,295	83,061	3.31%

78,768	1,184	1.50%	85,631	3,289	3.84%
245,881	14,711	5.98%	157,446	10,876	6.91%

324,649	15,895	4.90%	243,077	14,165	5.83%

2,944,344	62,799	2.13%	2,753,372	97,226	3.53%

810,008			725,267
48,552			58,340
348,784			321,330

$4,151,688			$3,858,309

		7.10%			8.39%
		1.63%			2.75%

	210,601	5.47%		199,696	5.64%

	19,727	0.51%		26,671	0.75%

	190,874	4.96%		173,025	4.89%

	6,654			5,814

	$184,220			$167,211

TABLE 3 — Volume and Rate Variance Analysis of Net Interest Income

(Taxable equivalent basis – Notes B and E)

(in thousands)	2003 over 2002			2002 over 2001

Increase (decrease) in:	Rate	Volume	Total	Rate	Volume	Total

Assets:
Money market instruments:
Commercial paper	$(19)	$(18)	$(37)	$(644)	$(1,394)	$(2,038)
Federal funds sold	(271)	(25)	(296)	(2,668)	(1,838)	(4,506)

Total money market investment	(290)	(43)	(333)	(3,312)	(3,232)	(6,544)

Securities:
Taxable	(1,723)	3,556	1,833	(1,128)	2,562	1,434
Non-taxable	33	527	560	(5)	196	191

Total securities	(1,690)	4,083	2,393	(1,133)	2,758	1,625

Loans:
Commercial (including leasing)	(3,718)	2,177	(1,541)	(10,402)	(3,267)	(13,669)
Real estate-multi family & nonresidential	(1,292)	(6,884)	(8,176)	(5,412)	485	(4,927)
Real estate-residential 1-4 family	(2,424)	71	(2,353)	347	5,782	6,129
Consumer loans	2,213	13,165	15,378	(6,622)	486	(6,136)

Total loans	(5,221)	8,529	3,308	(22,089)	3,486	(18,603)

Total earning assets	(7,201)	12,569	5,368	(26,534)	3,012	(23,522)

Liabilities:
Interest bearing deposits:

Savings and interest bearing transaction accounts	(1,484)	(48)	(1,532)	(12,270)	(518)	(12,788)
Time certificates of deposit	(9,048)	(163)	(9,211)	(22,513)	(856)	(23,369)

Total interest bearing deposits	(10,532)	(211)	(10,743)	(34,783)	(1,374)	(36,157)

Borrowed funds:
Repos and Federal funds purchased	(281)	(160)	(441)	(1,862)	(243)	(2,105)
Other borrowings	(439)	2,757	2,318	146	3,689	3,835

Total borrowed funds	(720)	2,597	1,877	(1,716)	3,446	1,730

Total interest bearing liabilities	(11,252)	2,386	(8,866)	(36,499)	2,072	(34,427)

Tax Equivalent Net Interest Income	$4,051	$10,183	$14,234	$9,965	$940	$10,905

INTEREST RATE RISK

To understand the results of operations for the Company, it is not enough to simply follow the impact of changes in interest rates, With such a large proportion of the Company’s income derived from net interest income, it is important to understand how the Company addresses risks that are related to changes in interest rates: market risk , mismatch risk , and basis risk . All of this discussion about interest rate risk pertains to financial instruments that are purchased or issued for other than trading purposes, because the Company does not originate or purchase financial instruments for trading purposes.

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

The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank (“FHLB”), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor or creditor because they continue to pay interest at a rate now higher than is current in financial markets. Conversely, they become more costly to the Company. As rates rise, these liabilities become more valuable to the Company, because the Company is paying less than the current market rate. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company’s fixed-rate assets are due to rising interest rates and for the Company’s fixed-rate liabilities they are due to falling rates.

In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities (Note F). Therefore, the exposure to market risk from assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed-rate securities generally earn less interest than fixed-rate and longer term securities.

Note 25 discloses the carrying amounts and fair values of the Company’s financial assets and liabilities as of the end of 2003 and 2002. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. However, the primary difference between the carrying amount and the fair value of the Company’s financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 2003 and 2002 than when acquired. The excess of the fair value of the financial assets over their carrying amounts at the end of 2003 was $54.5 million compared with an excess of carrying amount over fair value of $145.9 million at the end of 2002.

Theoretically, variable-rate assets do not have this market risk associated with them because their coupon rate — the stated rate of the loan or security — varies or reprices with changes in market rates. However, few loans or securities are completely variable. That is, almost all have some kind of a delay before they reprice or a limitation on the extent or frequency with which they reprice. For example, a number of the Company’s loans are originated at one rate which, is fixed for a specified period of time, and then they convert to variable instruments.  Even after their conversion date, they will usually reprice to then current market prices only monthly, quarterly, or annually.

Because the amount of the Company’s fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. The difference between the carrying amount and the fair value in the table in Note 25 shows the impact of changing rates on the Company’s liabilities that have fixed-rates. They are worth $18.0 million more to customers or lenders to the Company at December 31, 2003, than they were when issued, because on a weighted average basis, they are paying rates that are higher than current market rates.  While many of the deposits may be repriced at any time at the Company’s option, it does not typically hold term liabilities that may reprice prior to maturity. The $35 million issue of subordinated debt described in Note 13 is an exception.

Mismatch Risk

The second interest-related risk, mismatch risk , arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned on assets and paid on liabilities. This occurs because of differences in the contractual maturity terms of the assets and liabilities held. A difference in the maturities, a mismatch, can cause adverse impacts on net interest income.

The Company has a large portion of its commercial loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the FOMC as happened in 2002 and 2003, these loans will be re-priced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

If the assets of a holder of financial instruments mature or reprice sooner than its liabilities, then the assets will respond more quickly than liabilities to changes in interest rates. In this case, the holder is said to be asset sensitive . If liabilities are more responsive to changes in rates than assets, it is said to be liability sensitive . If the amounts of assets and liabilities maturing or repricing in the short-term are approximately the same, it is said to be neutral .

In general, community banks or regional banks tend to be asset sensitive because they primarily depend on retail or commercial deposits for their funding. These deposits are generally administered rate deposits , i.e. they may be changed at the Company’s option in response to changes in market rates, competitive pressures, and need for funding. Administered rate deposit accounts like negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and savings, are the accounts that do not have a contractually set rate for their term as do certificates of deposit. Money center banks tend to have a higher proportion of other borrowings — wholesale funding — in their funding mix. Wholesale funding are borrowings from other financial institutions. These sources of funding tend to be priced by reference to indices outside of the control of the Company. Deposits provide the advantage of a lower cost of funding compared to using wholesale funding, but their interest rates are less sensitive to changes in market rates. Customer expectations do not permit banks to decrease their deposit rates as frequently as market rates may decline and, because they bear generally lower rates than other borrowings, when the interest rate environment is already low, they can’t be reduced as much as wholesale rates will move. However, when interest rates are rising, they generally do not rise as quickly as market rates.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company may try to adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics. However, there are practical limitations on the extent to which the Company can encourage customers to select terms desired by the Company to attain a better matching. Generally, the Company purchases securities or incurs other borrowings with the appropriate maturity to manage a mismatch rather than trying to force customers into selecting different maturities by pricing.

The following table shows the Company’s assets and liabilities sorted into maturity ranges. While the Company does not manage its interest rate risk by means of a gap analysis — a table in which the difference between assets and liabilities maturing or repricing in each period is shown is referred to as a “gap” analysis — the following table is provided for the reader. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for December 31, 2003 and, 2002. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of December 31, 2003, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an byproduct of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the larger conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from December 31, 2002 to December 30, 2003.

TABLE 4 — Repricing Opportunities by Major Category of Assets and Liabilities

(dollars in thousands)	Immedi- ate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of December 31, 2003
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$150,010	$150,010
Federal funds sold	—	33,010	—	—	—	—	33,010	—	33,010
Securities	22,447	132,587	111,154	411,949	183,466	652,543	1,514,146	(196,184)	1,317,962
Loans		1,668,696	396,104	776,973	219,716	119,973	3,181,462	(583)	3,180,879
Allowance for loan and and lease losses	—	—	—	—	—	—	—	(49,550)	(49,550)
Other assets	—	—	—	—	—	—	—	227,319	227,319

Total assets	$22,447	$1,834,293	$507,258	$1,188,922	$403,182	$772,516	$4,728,618	$131,012	$4,859,630

Liabilities and Equity:
Deposits	$—	$3,279,515	$255,044	$252,045	$67,090	$1,023	$3,854,717	$—	$3,854,717
Borrowings	—	146,887	60,000	241,000	64,000	46,000	557,887	—	557,887
Other liabilities	—	—	—	—	—	—	—	47,978	47,978
Shareholders’ equity	—	—	—	—	—	—	—	399,048	399,048

Total liabilities and equity	$—	$3,426,402	$315,044	$493,045	$131,090	$47,023	$4,412,604	$447,026	$4,859,630

Gap	$22,447	$(1,592,109)	$192,214	$695,877	$272,092	$725,493	$316,014	$(316,014)	$—
Cumulative gap	$22,447	$(1,569,662)	$(1,377,448)	$(681,571)	$(409,479)	$316,014	$316,014	$—	$—

Cumulative gap/ total assets	0.46%	-32.30%	-28.34%	-14.03%	-8.43%	6.50%	6.50%	0.00%	0.00%

As of December 31, 2002
Gap	$19,952	$(1,498,186)	$86,612	$722,082	$266,074	$684,211	$280,745	$(280,745)	$—
Cumulative gap	$19,952	$(1,478,234)	$(1,391,622)	$(669,540)	$(403,466)	$280,745	$280,745	$—	$—

Cumulative gap/ total assets	0.47%	-35.404%	-32.98%	-15.87%	-9.56%	6.65%	6.65%	0.00%	0.00%

Note: The model places all non-time deposits in the immediate category. Securities are listed by their maturity or any repricing prior to maturity. The $22.4 million placed in the immediate category for securities is the market value adjustment for available-for-sale securities. As the market value of securities are determined by the current interest rate enviornment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. The negative $196 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security.

Basis Risk

The above gap table addresses mismatch risk, but does not address the fact that interest rates rarely change in a parallel or equal manner. This phenomenon is the cause of basis risk --that interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to the maturities of the specific asset and liability, it would suffer a decrease in net interest income

The nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the “interest rate cap” on some residential real estate loans. These caps may limit the amount that the rates customers pay may increase. An example of a non-contractual factor is the assumption on how low rates could be lowered on rate accounts.  While priced at the Company’s option, there are limits to how low they can be priced and yet retain the deposits.

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

While short-term interest rates are lower at the end of 2003 than a year earlier, mid- and longer-term rates have increased especially since mid-2003. For example, rates on 5-year Treasury securities are about 50 basis points higher. This has caused the differences between carrying value and fair value of assets to narrow during 2003. Part of this narrowing was due to the reclassification of held-to-maturity securities to available-for-sale — they are carried at fair value at the end of 2003 — but most of the narrowing occurred in the loan portfolio. Simply, the large amount of refinancing and new originations in 2003 have the effect of narrowing the spread by increasing the proportion of loans that are relatively new.

Over the last several years, with respect to mismatch risk, the Company has generally been asset sensitive. This was a benefit from mid-1999 to mid-2000 as interest rates were rising. The Company’s assets repriced faster than its liabilities and net interest income increased. It was a detriment in 2001 as a large proportion of the Company’s assets kept repricing lower with each FOMC action lowering rates while a large proportion of its liabilities lagged in their repricing. During the first three quarters of 2002, both assets and liabilities repriced as they matured or as repricing dates occurred, but more liabilities than assets repriced and the Company’s net interest margin improved.

As explained above, the asset sensitivity negatively impacted net interest income with the two FOMC decreases in interest rates in late 2002 and June 2003.

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

At the beginning of 2002, the general economic consensus was that there would be interest rate increases during the year as the economy improved, but instead the FOMC lowered their target rate one more time in November and again the Company saw a decrease in its net interest margin as its prime-based loans immediately repriced by 50 basis points. Continuing the example in the preceding paragraph, in response to the 50 basis point decrease in rates in November 2002, the Company was able to lower its rate on NOW accounts by only 10 basis points. As noted

above, banks the size of the Company generally are more asset sensitive than larger banks, but the last rate decrease by the FOMC caused even the larger banks to become asset sensitive as their funding costs were not lowered to the same extent as the rates on their assets were lowered.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value . Net economic value, or the market value of portfolio equity, is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

Each month, the Company models how sudden, hypothetical changes in interest rate, called shocks , if applied to its asset and liability balances, would impact net interest income and net economic value. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, the very steep decline in interest rates during 2001 — a 4.75% decline in 10 months--make the 2% (Note G) shock a more realistic scenario than most observers would have believed two years ago. This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile with those of other financial institutions.

The results for the Company’s December 31, 2003, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

TABLE 5A — Rate Sensitivity

	Shocked by -2%	Base Case (in thousands)	Shocked by +2%
As of December 31, 2003
Net interest income	(6.25)%	$249,973	+3.22%
Net economic value	+18.87%	$474,052	(8.01)%

As of December 31, 2002
Net interest income	(14.82)%	$225,119	+6.41%
Net economic value	+25.54%	$470,522	(25.76)%

The Company is less asset sensitive at December 31, 2003 than at December 31, 2002. This is shown by the lower estimated increase in net interest income and lower estimated decrease in net economic value at December 31, 2003. The reasons for this change in asset sensitivity are: (1) the liabilities used to fund the leverage program have shorter maturities than the assets purchased; (2) loan floors were established on some commercial loans during 2003 prior to the June 2003 FOMC action — the interest rate charged on these loans will not increase until the FOMC raises interest rates more than 25 basis points; and (3), many of the loans originated in 2003 were fixed-rate residential mortgages — these originations increased the proportion of fixed rate loans in the portfolio.

While no model is a perfect description of the complexity of a bank’s balance sheet, and actual results are certain to differ from any model’s predicted results, the Company is unaware of any material limitations such that the above results would not reflect fully the net interest rate risk exposures of the Company. For example, there are no material positions, instruments or transactions that are not included in the modeling or included instruments that have special features that are not included.

Among the assumptions that must be included in the model are those that address optionality. Optionality is a characteristic of many financial instruments. Optionality includes (1) the option customers have to prepay their loans or request early withdrawal of their term deposits; (2) the option issuers of some of the securities held by the Company to prepay or call their debt; and (3) the option of the Company to reprice its administered deposits.  The Company addresses optionality in the model through estimates or assumptions. For example, Management includes estimates of the rate at which customers of residential real estate loans will prepay their obligations under various interest rate scenarios, an estimate of the target rate at which security issuers are likely to call their debt, and estimates of the frequency and extent to which the Company would reprice deposit rates under different interest rate scenarios.

As indicated in Notes 24 and 25, the Company does not have a significant amount of derivative instruments. Also as explained in Note 24, those instruments the Company does have are offsetting instruments where increases in income, expenses, or value from some of the swaps are offset by expenses, income, or loss from the rest. Consequently, these instruments do not need to be specifically addressed in the model.

The Company also makes certain other significant assumptions for these measurements that significantly impact the results. The most significant of these assumptions is the use of a “static” balance sheet — the Company does not project changes in the size or mix of the various assets and liabilities. An additional significant assumption is an estimate of the duration of the Company’s non-maturity deposits. Because they have no contractual maturity, Management must estimate how long the deposits will remain with the Company in order to determine their economic value.

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

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. Assumptions used for the measurement at December 31, 2003 are not necessarily the same as those used for the measurement at December 31, 2002.

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

In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least quarterly using various interest rate projections. Reflecting that most market interest rates are at their lowest points in 45 years, and that significant improvement in the economy is not expected for at least the first two quarters in 2004, the Company’s projection for the most likely scenario includes generally stable interest rates during the first half of 2004 with two 25 basis point increases by the FOMC in its target rate in the second half of 2004. In addition, the Company expects relatively normal yield curves (Note H). As the year progresses, the models are revised to make use of the latest available projections. In addition to a “most-likely” scenario, the Company also projects the impact on net interest income from higher and lower rate scenarios.

In addition to the assumptions used in the shock analysis mentioned above, the interest rate simulation reports are dependent on additional assumptions relating to the shape of the interest rate curves and the volatility of the interest rate scenarios selected. When the modeling was done, the Company assumed that the Fed funds rate would average 1.15% during 2004.

Under these “more realistic” scenarios, as in the case of the sudden rate shock model, the Company’s net interest income at risk in 2004 is still well within normal expectations. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios

TABLE 5B — Results of Alternative Simulations

	Rates Lower Than Most Likely	Rates Higher Than Most Likely

Percentage change in net interest income compared to most likely scenario	(0.33)%	1.92%
Change in average Fed funds rate	(0.15)%	0.77%

Managing Interest Rate Risk with Derivative Instruments

The steps that the Company takes to mitigate interest rate risk were mentioned above as each type of interest rate risk was explained. They primarily involve pricing products to achieve diversification or offsetting risk characteristics and purchasing securities or issuing debt with maturities that offset undesired risk characteristics. The Company has also occasionally used derivative instruments, specifically interest rate swaps, to protect large loans or pools of loans. However, there are limitations and costs associated with these instruments.

In general, absent the ability to correctly predict the future direction and extent of changes in interest rates, there is a trade-off between assuming additional cost and assuming additional risk. For example, the Company can enter into an interest rate swap whereby it pays a variable rate on a notional amount to another financial institution in exchange for receiving a fixed rate. This will protect the Company interest income if rates drop, because it will pay less as the variable rate adjusts with each decrease in rates while it continues to receive the same fixed amount over the term of the contract. However, the Company would lose interest income if rates rise instead of decline as its variable payment increases. Alternatively, the Company could purchase an option contract under which it would receive cash from the other party if rates rose or fell by a specified amount, depending on which direction the Company anticipated rates to move. This contract avoids incurring risk should rates move against its expectations, but the option fee, a not so insignificant amount, is forfeited if rates do not move as anticipated.

Despite the trade-offs inherent in using derivative instruments, Management anticipates making more use of them in the future. As its RAL program continues to grow, the Company must increasingly structure its balance sheet to provide the large amount of liquidity needed in the first quarter of each year. This limits the Company’s ability to take some of the natural or on-balance sheet hedge positions (Note I) of which it could otherwise make use. Derivative instruments may provide the additional flexibility needed both to maintain the liquidity and protect net interest income.

SECURITIES

The major components of the Company’s earning asset base are the securities portfolio, the loan portfolio and its holdings of money market instruments. The Company’s Investment Committee has overall responsibility for the management of the securities portfolios and the money market instruments. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios: the “Liquidity Portfolio,” the “Discretionary Portfolio,” and the “Earnings Portfolio.” As of the end of 2003, all of these portfolios are comprised of securities classified in the financial statements as available-for-sale.

The Liquidity Portfolio’s primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities of up to three years with an average maturity of between one and two years.

The Discretionary Portfolio’s primary purposes are to provide income from available funds and to hold earning assets that can be purchased or sold as part of overall asset/liability management. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations (“CMOs”), asset-backed securities , mortgage-backed securities (Note J), and municipal securities.

The Earnings Portfolio’s primary purpose is to provide income from securities purchased with funds not expected to be needed for making loans or repaying depositors. The Earnings Portfolio consists of long-term tax-exempt obligations.

As explained in Note 1, securities that are classified as available for sale are carried at their fair value. This means that the carrying amount of same securities will increase or decrease based on changes in interest rates and very rarely to changes in their credit quality.  In December 2003, the Company recognized that the flexibility to sell any of its securities prior to maturity in order to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its securities as available for sale. This reclassification prevents for at least two years any classification by the Company of subsequent purchases as held-to-maturity.

Maintaining adequate liquidity is one of the highest priorities for the Company. Therefore, available funds are first used to purchase securities for the Liquidity Portfolio. So long as there are sufficient securities in that portfolio to meet its purposes, available funds are then used to purchase securities for the Discretionary Portfolio and the Earnings Portfolio.

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

Collateral for deposits: The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company’s securities. A large proportion of these deposits may be secured by state and municipal, but some can only be secured by U.S. Treasury securities, so holding a minimum amount of these securities will always be necessary.

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

The Company also uses purchase for and sales from its securities portfolios to manage interest rate risk as explained above in the section titled “Interest Rate Risk”.

Amounts and Maturities of Securities

As a ready source of liquidity, the size of the securities portfolios tends to vary with the relative increase in loan and deposit balances. The end of year balance increased by $449 million from 2002 to 2003 as the increase in loans ($161 million) was less than the increase in deposits ($339 million). In 2002, loans again increased more ($221 million) than deposits ($151 million), but securities also increased by $98 million as the Company reduced its short term money market instruments ($79 million) and increased its short and long term debt by $61 million. The funds generated from these actions were placed in securities to improve earnings, as money market instruments were earning an average of 1.22%, and new borrowings could be obtained at historically low rates.

Table 6 sets forth the amounts and maturity ranges of the securities at December 31, 2003. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 2. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, while taxable securities provide liquidity and act as collateral for deposits and borrowings, they are purchased for earnings only when loan demand is weak. In addition, they are now all classified as available-for-sale, so that they could be sold if loan demand should increase.

The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans, because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand improving, but still moderate, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner are limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin. The Company began to implement this “leveraging” strategy in a small way in late 2002, and then substantially increased the Discretionary Portfolio by the purchase of $500 million of securities from April through September 2003 after the end of the 2003 RAL/RT season. It is termed “leveraging” because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital.

Almost all of the securities purchased were hybrid ARM MBS supplemented by a few CMOs. Hybrid ARM MBSs are mortgage-backed securities that have the initial coupon rate of the underlying mortgages fixed for 3, 5, or 7 years and then reprice to a external index. The securities purchases were funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases--exactly match the term of the securities purchased and the debt incurred--because the spreads would then be too narrow. The Company has been and is now asset sensitive as explained in the section titled “Interest Rate Sensitivity,” and it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

Other Securities Disclosures

Turnover and Maturity Profile: The Company generally purchases municipal securities with maturities of 18-25 years because, in its judgment, they have the best ratio of rate earned to the market risk incurred in purchasing these fixed rate securities. However, to mitigate this higher interest rate risk, the Company purchases taxable securities with relatively short maturities. This in turn causes frequent maturities and what may appear to be a relatively high turnover rate.

TABLE 6 — Maturity Distribution and Yield Analysis of the Securities Portfolios

As of December 31, 2003 (dollars in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total

Maturity distribution:
Available-for-sale:
U.S. Treasury obligations	$10,248	$111,771	$—	$—	$122,019
U.S. agency obligations	72,037	140,882	—	—	212,919
Mortgage-backed securities and collateralized mortgage obligations	2,847	273,811	311,203	157,871	745,732
Asset-backed securities	4,352	22,679	—	—	27,031
State and municipal securities	10,058	7,420	31,554	161,229	210,261

Total	$99,542	$556,563	$342,757	$319,100	$1,317,962

Weighted average yield (Tax equivalent — Note B):
Available-for-sale:
U.S. Treasury obligations	2.44%	2.96%	—	—	2.92%
U.S. agency obligations	4.21%	4.06%	—	—	4.11%
Mortgage-backed securities and collateralized mortgage obligations	6.13%	4.00%	4.24%	4.38%	4.19%
Asset-backed securities	4.92%	4.45%	—	—	4.53%
State and municipal securities	13.51%	10.11%	8.79%	9.41%	9.55%
Overall weighted average	5.05%	3.90%	4.61%	6.78%	4.86%

The accompanying Consolidated Statements of Cash Flows on page 79 shows what might appear to be a relatively large turnover in the Securities Portfolios. The Company purchased $888 million in securities and received $230 million from the maturity, sale, call, or partial paydown of securities. These sales are not due to trading activity. The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Proceeds from sales represented only 13% of the average balance in the securities portfolio. The gains from sales of securities were minimal, representing 1.71% of pretax income. The Company sold most of these securities consistent with its strategy of riding the yield curve (Note K). The remainder of the securities were small positions taken a number of years ago in municipal securities. As the Company has become larger, it has attempted to increase the size of each issue purchased so as to keep the number of securities in the portfolio manageable. As smaller issues matured, the proceeds were combined into larger purchases. Because the maturity of the municipal securities is generally more than 20 years, a number of the smaller issues were sold to gain this efficiency rather than wait until their maturity.

With respect to the volume of purchases, approximately $500 million is explained above in the comment on the leveraging strategy. In addition to this, if the various purposes for the portfolios mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company’s investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash for liquidity purposes. If the cash is not needed, this pattern of frequent maturities minimizes reinvestment risk , which is having too much cash available all at once that must be invested perhaps when rates are low.

Securities gains and losses : Occasionally, the Company will sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. Except in the case of sales executed to ride the yield curve, the Company generally does not follow a practice of selling securities to realize gains because future income is thereby reduced by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. Gains are occasionally recognized when interest rates have decreased and:

•	the issuer calls the securities;
•	the Company needs to reposition the maturities of securities to manage mismatch risk;
•	the Company needs to change the risk-weighting profile of its assets to manage its capital position (see the section below titled “Capital Resources”); or
•	the Company is selling small remaining portions of amortizing securities to reduce administrative burden.

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of derivatives to help manage interest rate risk. As with securities, the Company’s Investment Committee has overall responsibility for the use and management of derivatives, interest rate swaps, and hedging activities.

As mentioned above, the Company has occasionally purchased interest rate swaps from another financial institution to hedge large, fixed-rate loans or to mitigate the interest rate risk in pools of fixed-rate loans. The Company’s use of derivative instruments is discussed in Note 23 to the consolidated financial statements.

The Company has not purchased any securities arising out of a highly leveraged transaction and its investment policy prohibits the purchase of any securities of less than investment grade or so-called “junk bonds.”

MONEY MARKET INSTRUMENTS — FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND COMMERCIAL PAPER

Cash in excess of amounts projected to be needed for operations over the next several months is generally placed in securities. Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or as securities purchased under agreements to resell (for brevity termed “reverse repos”). Both transactions are overnight loans. Federal funds sold are unsecured; reverse repos are secured.

Excess cash expected to be available for slightly longer periods may be used to purchase short-term securities or commercial paper . Commercial paper instruments are short-term notes issued by companies. They are actively traded among investors after issuance. As a percentage of average earning assets, the amount of these instruments tends to vary based on changes and differences in short-term market rates. The amount is also impacted in the first quarter of the year by the large cash flows associated with the tax refund loan and transfer programs.

The one-day term of the Federal funds sold and reverse repos means that they are highly liquid as the funds are returned to the Company the next day and they are not subject to market risk. Commercial paper issued by highly rated domestic companies is highly liquid as there is an active market for these instruments should the Company desire to sell them before their maturity. However, commercial paper is subject to market risk, should interest rates change while it is held by the Company.

The highly liquid nature of these instruments results in a relatively low earnings rate. The average rate earned in 2003 was 1.17%. As discussed below in “Liquidity,” the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds. The Company determined that in the current low rate environment earnings would be improved by investing more of the available funds in securities at higher rates even if it would need to resort to the other sources of liquidity more often. Therefore, the Company reduced the average balance of funds held in these instruments and increased securities.

LOAN PORTFOLIO

The Company offers a wide variety of loan types and terms to customers along with very competi-

tive pricing and quick delivery of the credit decision. Table 7 sets forth the distribution of the Company’s loans at the end of each of the last five years.

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

Growth in Portfolio and Loan Sales

The year-end balance for all loans increased about $221 million from the end of 2001 to the end of 2002 and about $161 million or 5.3% from the end of 2002 to the end of 2003. Most of the categories reported in Table 7 on page 34 showed growth during 2003. The balances for the construction and development and the municipal tax-exempt obligations categories declined during 2003. Loan growth during 2003 was not as much as had been expected, because at the beginning of 2003, the Company anticipated the economy would recover faster than it did.

From time to time the Company sells loans. The balances would be higher were it not for these sales. The sales are transacted for several reasons which are discussed below as they relate to each loan category.

The Company makes both adjustable rate and fixed rate 1-4 family mortgage loans. In prior years, the Company retained the adjustable loans and sold the fixed rate loans to minimize market risk. In the last several years, because low rates have increased the rate with which borrowers have prepaid their loans, the Company has retained some of the fixed rate loans in order to help maintain the interest income. The Company originated $153 million of residential real estate loans in 2002 and sold $56 million. It originated $226 million of these loans in 2003 and sold $73 million. The increase in the balance of these loans from year-end 2002 to year-end 2003 is less than the net originations because of scheduled principal payments from borrowers and prepayments by borrowers that did not refinance their loans with the Company.

Construction and development loans decreased $39 million. These loans are primarily owner-developed residential and commercial properties with the outstanding lending commitment less than $1 million. Approximately $15 million of this decrease was due to the sale of one nonperforming note during the third quarter of 2003. This sale is discussed below in the section titled “Nonaccrual, Past Due, and Restructured Loans” on page 43. The remainder of the decrease is due to the slower economic environment.

Consumer loans increased $8.2 million from 2002 to 2003, a slower rate than the $100 million increase from 2001 to 2002. The slower rate of growth in 2003 is reflective of several factors. First, as noted above, loan demand in general was slower in 2003 than in 2002 as the economy continued to remain flat. While they had held up for much of 2001 and 2002, consumer confidence levels were finally impacted by the economic news.

Secondly, much of the prior years’ increases came in the Company’s program of indirect auto loans — the purchase of loans originated by dealers. The Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers’ finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers’ programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company.

This program is neither a factoring nor a flooring arrangement. The individual customers, not the dealers, are the borrowers and thus there is no large concentration of credit risk. In addition, there is a review of underwriting practices of a dealer prior to acceptance into the program. This is done to ensure process integrity, to protect the Company’s reputation, and to monitor compliance with consumer loan laws and regulations.

With the economy slow, auto sales were slower and auto manufacturers re-introduced 0% financing to increase sales. This made the Company’s auto loan programs temporarily less competitive. In addition, the Company did not add as many dealers to the program as it had in previous years. There were approximately $207 million of such loans included in the consumer loan total below for December 31, 2003, as compared with $192 million at December 31, 2002.

In Table 7 below, consumer loans are shown to have decreased from year-end 2000 to year-end 2001. This decrease is attributable to a sale of $58.2 million of the indirect auto loans included in consumer loan category through a securitization for the purposes of capital management. This purpose is described in the section below titled “Capital Resources.”

Commercial loans increased by $29 million during 2003, with most of the increase coming in the fourth quarter as the economy appears to be starting to recover and businesses are gaining confidence to increase their activity.

The balance of commercial real estate loans was higher at December 31, 2003 than a year earlier, but lower than the balance at June 30, 2003 as a number of loans refinanced with other financial institutions.

Another purpose of loan sales was illustrated in January 2002 when the Company sold approximately $23 million in commercial real estate loans. This small sale was done to test the liquidity of this type of loan should the Company at some future time need to generate liquidity.

Most of the loans made to municipalities are in support of low-cost housing projects being built by housing agencies.

TABLE 7 — Loan Portfolio Analysis by Category

(dollars in thousands)	December 31,
	2003	2002	2001	2000	1999

Real estate:
Residential	$799,793	$691,160	$728,026	$586,904	$494,540
Nonresidential	853,981	816,974	593,675	564,556	457,575
Construction and development	249,976	289,017	185,264	172,331	200,804
Commercial, industrial, and agricultural	682,498	653,655	874,294	775,365	614,897
Home equity lines	138,422	116,704	85,025	71,289	49,902
Consumer	296,286	288,040	187,949	205,992	154,381
Leases	148,504	134,104	126,744	129,159	97,005
Municipal tax-exempt obligations	11,419	30,166	8,043	4,102	12,530
Other	—	—	10,072	7,406	8,399

Net loans	$3,180,879	$3,019,820	$2,799,092	$2,517,104	$2,090,033

Net deferred fees	$5,380	$5,313	$4,908	$5,813	$5,240

The terms of approximately two-thirds of the loans held by the Company involve some repricing characteristic that reflect changes in interest rates — either they immediately reprice as some external index such as prime rate changes or they reprice periodically based on the then current value of an index. Nonetheless, fixed rate loans still make up a significant portion of the portfolio, and to the extent that even the variable rate loans do not reprice immediately, the same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans and loans that only periodically reprice are subject to market risk — they decline in value as interest rates rise and rise in value as interest rates decrease. The Company’s loans that have fixed rates generally have relatively short maturities or amortize monthly, which effectively lessens the sensitivity to changes in value from market risk. With the exception of some of the residential real estate loans that have an extended period before their first repricing, the loans that reprice periodically usually do so frequently, i.e. at least annually. The table in Note 25 shows that at December 31, 2002, the fair value of loans exceeded their carrying amount by $137.1 million or 4.4%, reflecting the decreases in market rates since they were originated or since their last repricing. This excess of fair value over carrying value decreased to $54.5 million or 1.7% by December 31, 2003. The decline is due to the increase in longer-term interest rates since June of 2003 and the repricings that have occurred since the end of 2002.

Table 8 shows the maturity of selected loan types outstanding as of December 31, 2003, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 8 — Maturities and Sensitivities of Selected
Loan Types to Changes in Interest Rates

(in thousands)	Due in one year or less	Due after one year to Five years	Due after five years

Commercial, industrial, and agricultural
Floating rate	$268,316	$154,289	$134,888
Fixed rate	8,090	77,202	39,713
Real estate — construction and development
Floating rate	629	4,820	13,687
Fixed rate	184,215	44,114	2,511
Real estate — residential
Floating rate	555	2,809	385,859
Fixed rate	6,591	7,409	396,570
Municipal tax-exempt obligations	318	2,832	8,269

Total	$468,714	$293,475	$981,497

The amortization and short maturities generally present in the Company’s fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk. However, they result in lower interest income if rates are falling because the cash received from monthly principal payments is reinvested at lower rates. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that aside from residential mortgages there are more limited secondary markets for longer-term loans than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities.

Potential Problem Loans : From time to time, Management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are regarded as potential problem loans, and a portion of the allowance is assigned and/or allocated, as discussed below, to cover the Company’s exposure to loss should the borrowers indeed fail to perform according to the terms of the notes. This class of loans does not include loans in a nonaccrual status or 90 days or more delinquent but still accruing, which are shown in Table 11.

At year-end 2003, potential problem loans amounted to $92.4 million or 2.9% of the portfolio. The corresponding amounts for 2002 and 2001 were $122.7 million or 4.1% of the portfolio and $138.3 million or 4.9% of the portfolio, respectively. The 2003 amount is comprised of loans of all types.

Other Loan Portfolio Information

Other information about the loan portfolio that may be helpful to readers of the financial statements follows.

Adjustable rate residential loans: The adjustable loans generally have low initial “teaser” rates. While these loans have interest rate “caps,” all are repriced to a market rate of interest within a reasonable time. A few loans have payment caps that would result in negative amortization if interest rates rise appreciably.

Foreign Loans: The Company does not assume foreign credit risk through either loan or deposit products. However, the Company does make loans to borrowers that have foreign operations and/or have foreign customers. Economic and currency developments in the international markets may therefore affect our domestic customers’ activities.

Participations, Syndications and Multibank Facilities : Occasionally in the ordinary course of business, the Company will participate in a facility where another bank is the lead bank, will sell or will purchase a portion of a loan to or from another bank. The usual reasons that banks sell or participate loans are (1) to stay within their regulatory maximum limit for loans to any one borrower; (2) to reduce the concentration of lending activity to a particular industry or geographical area or otherwise diversify risk; (3) to manage regulatory capital ratios and (4) provide services to large clients in their serving area. Occasionally, a portion of another bank’s loan may be purchased or participated in by the Company when the originating bank is unable to lend the whole amount under its regulatory lending limit to its borrower or wishes to diversify risk, or the borrower requests that the Company be involved in its financing process. This is done only if the loan represents a good investment for the Company and the borrower or project is in one of the Company’s market areas. In these cases, the Company conducts its own independent credit review and formal approval prior to committing to purchase. The Company has no ongoing commitments in place with other banks to participate or sell loans.

Loan to Value Ratio : The Company follows a policy of limiting the loan to collateral value ratio for real estate construction and development loans. Depending on the type of project, policy limits range from 60-90% of the appraised value of the collateral. For permanent real estate loans, the policy limits generally are 75% of the appraised value for commercial property loans and 80% for residential real estate property loans. Mortgage insurance is generally required on most residential real estate loans with a loan to value ratio in excess of 80%. Such loans, which can reach up to 90% loan to appraised value, are strictly underwritten according to mortgage insurance standards. The above policy limits are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate; when the exception is temporary; or when other special circumstances apply. There are other specific loan to collateral limits for commercial, industrial and agricultural loans which are secured by non-real estate collateral. The adequacy of such limits is generally established based on outside asset valuations and/or by an assessment of the financial condition and cash flow of the borrower, and the purpose of the loan. Consumer loans that are secured by collateral also have loan to collateral limits which are based on the loan type and amount, the nature of the collateral, and other financial factors on the borrower.

Loan Concentrations: The concentration profile of the Company’s loans is discussed in Note 17 to the accompanying Consolidated Financial Statements.

Loan Sales and Mortgage Servicing Rights : Most of the residential loans sold are sold “servicing released” and the purchaser takes over the collection of the payments. However, some are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.

GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans sold, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing less adequate compensation and this value is recorded as a gain on sale and as a receivable. The amount of the gain and receivable recorded is the net present value of the servicing fees to be received over the expected lives of the mortgages. The balance of this separate asset was $995,000 and $537,000 at December 31, 2002 and 2003, respectively. The servicing rights are amortized in proportion to and over the life of the mortgages as a charge against income. The Company periodically reviews the anticipated lives of the mortgages. When interest rates decline, borrowers prepay their mortgages more often and consequently, the net present value declines. Such a decline in value requires the Company to write down the receivable in addition to the monthly amortization. The Company wrote down the receivable by $602,000 to reflect the higher prepayments in 2003 in addition to normal amortization of $396,000 for a total of $998,000. This compares to total amortization for 2002 of $280,000. The reduction in the balance of the servicing rights receivable from 2002 is due to the extra write-down and to a lower amount of loans sold during 2003 than in 2002.

ALLOWANCE FOR CREDIT LOSSES

Credit risk is inherent in the business of extending loans and leases to individuals, partnerships, and corporations. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known, the full extent of the loss may not be able to be specifically quantified. The allowance for credit losses is an estimate of losses that have occurred but have not been identified or are not currently quantifiable. In this discussion, “loans” include the lease contracts purchased and originated by the Company.

Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans will occur at least quarterly. Confirmation of the quality of the grading process is obtained both by independent credit reviews conducted by firms specifically hired by the Company for this purpose and by banking examiners.

After reviewing the gradings in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. Allocation is related to the grade and other factors, and is done by the methods discussed in Note 1.

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

•

Neither the historical loss factors nor the review of specific individual loans give consideration to interdependencies between borrowers, yet this could impact the magnitude of losses inherent in the portfolios. For example, a rise in interest rates may adversely impact the amount of home mortgage lending. This could cause a reduction in the amount of home building initiated by developers, and this could have an impact on the credit quality of loans to building contractors in the commercial segment of the portfolio. This kind of interdependency could cause losses within a specific period to be greater than would be predicted by the simple application of historical loss rates.

•

The loss estimation factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, term loans usually have monthly scheduled payments of principal and interest. With a term loan, a missed or late payment gives an immediate signal of a decline in credit quality. However, most of the Company’s commercial loans and lines of credit have short-term maturities and frequently require only interest payments until maturity. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

The Company addresses these uncertainties in the Allocated component of the allowance as discussed in Note 1.

Assignment Table

Table 9 shows the amounts of allowance assigned for the last three years to each loan type disclosed in Table 7. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance assigned to them than do loans which have less risk. The reduction in assigned allowance overall, and specifically in the categories of construction and development, and commercial, industrial and agricultural between 2002 and 2003 are attributable to the resolution by note sale of a large hospitality related troubled loan in the first category, and restructuring of a significant agricultural loan relationship in the wine industry included in the second category.

It would also be expected that the amount assigned for any particular category of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that category. Occasionally, changes in the amount assigned to a specific loan category will vary from changes in the total loan balance for that category due to the impact of the changes in credit rating for larger individual loans. In general, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2003 because all of these loans not repaid are charged-off prior to year-end.

TABLE 9 — Assignment of the Allowance for Credit Losses

	December 31,
(dollars in thousands)	2003		2002		2001

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Real estate:
Residential	$3,196	25.1%	$2,844	24.9%	$2,927	26.0%
Nonresidential	6,442	26.9%	5,260	19.7%	4,751	21.2%
Construction and development	1,726	7.9%	4,681	7.4%	1,174	6.6%
Commercial, industrial, and agricultural	21,824	21.5%	23,775	29.3%	26,352	31.2%
Home equity lines	641	4.4%	800	3.8%	377	3.0%
Consumer	9,455	9.3%	10,001	8.9%	7,569	6.7%
Leases	6,266	4.7%	6,460	4.4%	5,669	4.5%
Municipal tax-exempt obligations	—	0.4%	—	1.0%	—	0.3%
Other	—	0.0%	—	0.4%	—	0.4%
Not specifically allocated	—		—		53

Total allowance	$49,550	100.0%	$53,821	100.0%	$48,872	100.0%

Allowance for credit loss as a percentage of year-end loans	1.56%		1.78%		1.75%

Year-end loans	$3,180,879		$3,019,820		$2,799,092

At the bottom of Table 9 is the ratio of the allowance for credit losses to total loans for each of the last three years. At the bottom of Table 11 is the ratio of the allowance for credit losses to nonperforming loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology. The ratio of the allowance to total loans is lower at the end of 2003 compared to the ratios at the end of 2002 and 2001 while the ratio of the allowance to nonperforming loans is higher than at the end of 2002. These changes occurred for several reasons.

The first is that the charge-off of loans changes the numerator and denominators of these ratios differently. Specifically, a portion of the allowance at the end of 2002 was allocated to two nonperforming loans discussed on page 43 below. As explained in that discussion, one of these loans was sold at a discount. The discount was charged against the allowance for credit losses, reducing the numerator of the allowance to total loans and the allowance to nonperforming loans ratios. The nonperforming loan was removed from both the total for all loans and the total for nonperforming loans, the denominator for the respective ratios. The percentage reduction of allowance was greater than the percentage reduction for total loans, lowering the first ratio, but less than the percentage reduction in nonperforming loans, raising the second ratio. The second loan was restructured with a portion charged-off. The amount charged-off lowered the amount of the allowance by about an equal amount as it lowered the total for nonperforming loans, and consequently, the ratio of allowance to nonperforming loans was not impacted. However, the amount charged-off lowered the amount of the allowance by more than it lowered the balance of total loans and consequently, the ratio of allowance total loans decreased.

Secondly, much of the growth in the loan portfolio during 2003 occurred in residential, commercial real estate, and commercial loans, all of which have relatively low historical charge-off rates. Consequently, loan growth was disproportionate to the need for additional allowance for credit losses.

Thirdly, the Company has experienced a generally positive trend in credit quality in its portfolios, with more loans moving to more favorable classifications in 2003 than moving to less favorable. In the Company’s allowance methodology, this trend would lessen the need for as much allowance.

CREDIT LOSSES

Table 10B, “Summary of Credit Loss Experience,” shows the additions to, charge-offs against, and recoveries for the Company’s allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, net charge-offs and the net charge-off ratios for the Company are shown both with and without the RAL net charge-offs. Exclusive of RALs, until 2003, the Company’s ratios have consistently been less than half of its FDIC peers (Note L). Net charge-offs for the Company increased in 2003 as a result of the charge-offs taken that were related to resolving the two large nonaccrual loans.

Large pools of loans made up of numerous smaller loans tend to have consistent loss ratios. The Company’s concentration in loans secured by nonresidential real estate and other larger loans in the commercial category may cause a higher level of volatility in credit losses than would otherwise be the case. A group consisting of a smaller number of larger loans in the same industry is statistically less consistent and losses may tend to occur at roughly the same time. Because the amount of loss is not consistent period to period, the estimate of loss and therefore the amount of allowance adequate to cover losses inherent in the portfolio cannot be determined simply by reference to net charge-offs in the prior year or years.

The low net charge-offs to average loans ratios experienced by the Company in 1998 were due primarily to the high levels of recoveries. At the end of 1997, the Company had a number of previously charged-off loans that it reasonably had hopes of recovering, and which were in fact recovered in 1998. With these recoveries, net charge-offs for 1998 were relatively low in proportion to charge-offs. As of year-end 1998, there were few such potential recoveries aside from RALs. As expected, recoveries were less in 1999 and 2000 and therefore net charge-offs were higher than in prior years. Nonetheless, the 2000 ratio without RALs was still less than one half that of the Company’s peers.

During 1999 and 2000, the Company charged-off approximately $7 million related to one loan, but for which it had some prospect of recovery. In fact, the Company recovered approximately $3.3 million of this loan in 2001. This recovery resulted in the Company’s net charge-off ratio to total loans being slightly less than a third that of its peers. In 2002, the Company’s net charge-off ratio to total loans increased as customers were impacted by the slower economy.

Table 10B shows a slightly higher ratio of net charge-offs to total loans (exclusive of RALs) for 2003 compared to 2002. This ratio was substantially impacted by the partial charge-offs taken in resolving the two nonperforming loans mentioned above on page 39 and below on page 43. Aside from these two loans, the ratio would have been approximately 10 basis points lower.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other operating expense as explained in Note 17 of the consolidated financial statements. During 2003, the Company funded one of the letters of credit for $3.1 million. The Company immediately wrote off this amount because of concerns for the customer’s ability to repay this amount.

TABLE 10A — Off Balance Sheet Reserve

	Years ended December 31,
(dollars in thousands)	2003	2002

Beginning reserve	$2,446	$302
Additions	4,624	2,144
Funded and written-off	3,128	—

Ending reserve	$3,942	$2,446

TABLE 10B — Summary of Credit Loss Experience

	Years Ended December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Balance of allowance for credit losses at beginning of year	$53,821	$48,872	$35,125	$30,454	$30,499

Charge-offs:
Real estate:
Residential	—	—	457	112	10
Nonresidential	369	12	—	107	252
Construction and development	1,469	—	127	—	—
Commercial, industrial, and agricultural	11,982	14,032	7,490	8,118	4,924
Home equity lines	—	—	—	—	30
Tax refund anticipation	13,712	6,615	9,189	6,226	5,518
Other consumer	6,769	4,144	6,046	1,910	1,729

Total charge-offs	34,301	24,803	23,309	16,473	12,463

Recoveries:
Real estate:
Residential	2	302	93	65	175
Nonresidential	12	296	228	184	35
Construction and development	—	—	—	—	6
Commercial, industrial, and agricultural	4,136	3,926	3,918	1,255	1,162
Home equity lines	—	—	—	26	35
Tax refund anticipation	5,182	4,510	4,769	3,059	2,857
Other consumer	2,412	991	1,377	976	1,105

Total recoveries	11,744	10,025	10,385	5,565	5,375

Net charge-offs	22,557	14,778	12,924	10,908	7,088
Allowance for credit losses recorded in acquisition transactions	—	—	—	1,139	—
Provision for credit losses refund anticipation loans	8,530	2,105	4,420	2,726	2,816
Provision for credit losses all other loans	9,756	17,622	22,251	11,714	4,227

Balance at end of year	$49,550	$53,821	$48,872	$35,125	$30,454

Ratio of net charge-offs to average loans outstanding	0.72%	0.50%	0.48%	0.46%	0.37%
Ratio of net charge-offs to average loans outstanding exclusive of RALs	0.46%	0.44%	0.33%	0.33%	0.23%

Peer ratio of net charge-offs to average loans outstanding	0.59%	0.88%	1.03%	0.70%	0.68%

Average RALs	$121,659	$67,991	$58,900	$60,437	$12,391
Average loans, net of RALs	3,029,669	2,874,091	2,619,325	2,328,303	1,895,836

Average loans	$3,151,328	$2,942,082	$2,678,225	$2,388,740	$1,908,227

RAL net charges-offs	$8,530	$2,105	$4,194	$3,167	$2,661
Net charge-offs, exclusive of RALs	14,027	12,673	8,730	7,741	4,427

Net charge-offs	$22,557	$14,778	$12,924	$10,908	$7,088

Recoveries to charge-offs, RALs	37.79%	68.18%	51.90%	49.13%	51.78%
Recoveries to charge-offs, other loans	31.87%	30.32%	39.77%	24.46%	36.26%
Recoveries to charge-offs	34.24%	40.42%	44.55%	33.78%	43.13%

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

Table 11 summarizes the Company’s nonaccrual and past due loans for the last five years.

Past Due Loans : Included in the amounts listed below as 90 days or more past due are commercial and industrial, real estate, and a diversity of secured consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

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

Restructured Loans: The Company’s restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 11. The only restructured loans the Company has had at the end of the last five years that have not been classified as nonaccrual are reported in Table 11 on a separate line.

The following table sets forth information regarding risk elements.

TABLE 11 — Risk Elements

(dollars in thousands)	December 31,
	2003	2002	2001	2000	1999

Nonaccrual loans	$42,412	$59,818	$16,940	$15,975	$15,626
90 days or more past due	763	1,709	3,179	2,427	715
Restructured Loans	—	—	—	—	10

Total noncurrent loans	43,175	61,527	20,119	18,402	16,351
Foreclosed collateral	—	438	—	—	—

Total nonperforming assets	$43,175	$61,965	$20,119	$18,402	$16,351

Total noncurrent loans as percentage of total loan portfolio	1.36%	2.04%	0.72%	0.73%	0.78%
Allowance for credit losses as a percentage of nonperforming loans	115%	87%	243%	191%	186%

In 2002, there was an increase in nonaccrual loans. Approximately $30 million, or three quarters of this increase, related to two credit relationships. One of these was in the hospitality industry and the other in the wine industry. Weaknesses in the credit quality of these loans had been identified in the fourth quarter of 2001 and allowance was allocated to them in that quarter and additional amounts in the first and second quarters of 2002. While payments were still being made according to the contractual terms of notes, these loans were placed in nonaccrual in the second half of 2002. The amount of the estimated loss did not become greater, but the probability of loss became great enough to warrant stopping the recognition of interest income. These loans were classified as impaired and are included in the 2002 amounts disclosed for impaired loan totals in Note 6. An allowance of $6.5 million was specifically established for them.

By the end of 2003, nonaccrual loans had declined substantially to $42.4 million. Much of this reduction is specifically attributed to the sale by the Company of the loan to the distressed hospitality entity mentioned in the preceding paragraph. The loan was sold for more than the outstanding amount of the loan less the allowance that had been provided. The balance of the reduction in nonaccrual loans during 2003 is attributable to substantial resolution or collection of a number of troubled loans representing different industries consistent with the improvement in our economy and the Company’s portfolio diversification. The nonaccrual loan total continues to include the large wine related credit referred to in the discussion of 2002 events above. However, that loan relationship has been restructured such that it has been upgraded to the Substandard classification and is paying according to the restructured terms. The outstanding balance at the time of the restructure was $15.1 million. The amount of allowance that had been allocated to the loans in this relationship was $4.4 million. $3.5 million was charged-off in the restructuring and $0.9 million of allowance was made available for other loans, lowering provision expense by that amount from what otherwise would have needed to be provided.

Table 12 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 12 — Foregone Interest

(dollars in thousands)	Years Ended December 31,
	2003	2002	2001

Interest that would have been recorded under the loans’ original terms	$1,536	$1,550	$1,296
Gross interest recorded	657	711	593

Foregone interest	$879	$839	$703

DEPOSITS

An important component in analyzing net interest margin and, therefore, the results of operations of the Company is the composition and cost of the deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the lower cost core deposit accounts — demand deposits, NOW accounts, and savings. The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in Table 13.

TABLE 13 — Detailed Deposit Summary

(dollars in thousands)	Years Ended December 31,
	2003		2002		2001

	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

NOW accounts	$469,122	0.13%	$411,787	0.19%	$372,443	0.39%
Money market deposit accounts	853,890	1.01	748,258	1.29	739,040	2.77
Savings accounts	268,031	0.38	231,968	0.62	213,112	1.28
Time certificates of deposit for $100,000 or more	729,019	1.87	702,639	2.41	630,482	4.82
Time certificates of deposit for less than $100,000 and IRAs	511,296	2.40	525,043	3.45	555,218	5.05

Interest-bearing deposits	2,831,358	1.28%	2,619,695	1.79%	2,510,295	3.31%
Demand deposits	909,915		810,008		725,267

Total Deposits	$3,741,273		$3,429,703		$3,235,562

Trends in Interest Expense Rates

The average rate paid on all deposits decreased from 3.31% in 2001 to 1.79% in 2002 and decreased in 2003 to 1.28%. The decrease from 2001 to 2002 and the decrease from 2002 to 2003 were primarily due to the changes in interest rates brought about by FOMC actions (Note M). The average rates that are paid on deposits generally trail behind money market rates for three reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; (2) in the low interest-rate environment of 2002 and 2003, banks are not able to decrease deposit rates as much as the FOMC has decreased its Federal funds target rates; and (3) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

While as of the date this discussion is being written, there is no clear consensus about when the FOMC will change interest rates, it does appear that there is a consensus that the next change will be an increase. Management expects that if interest rates increase during 2004, deposit rates will continue to lag. Just as the Company was unable to decrease the rates on administered rate deposit accounts by the same amount as the FOMC decreased its target rate, it is unlikely that banks will increase their rates by as much as the FOMC increases its target rate. Therefore, Management anticipates that the average deposit rates will be similar most of 2004 as they were in 2003.

Certificates of Deposit of $100,000 or More

Table 14 discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

TABLE 14 — Maturity Distribution of Time Certificates of Deposit of $100,000 or More

(in thousands)	December 31,
	2003	2002	2001

Three months or less	$281,295	$251,004	$451,086
Over three months through six months	229,313	213,521	214,821
Over six months through one year	135,326	123,222	118,582
Over one year	188,885	136,055	42,933

	$834,819	$723,802	$827,422

FDIC insurance is available up to $100,000 per account relationship. Because amounts over $100,000 are not covered by insurance, it is generally thought that these deposits are more volatile, i.e., these accounts are not the result of on-going customer relationships. The lack of insurance also means for many banks that these accounts have relatively short maturities — depositors do not want to have uninsured funds locked up for longer periods — and that higher interest rates must be paid to compensate for the lack of insurance.

As shown in Table 13, the average rate earned on these accounts is actually less than the rate earned on accounts with balances less than $100,000. This has occurred despite the fact that the Company’s offering rate for new or renewing accounts of $100,000 or more is higher than for certificates with a lower balance. The reason for this relates to the decrease in interest rates from the end of 2000 through 2003. Depositors are more willing to have longer maturities with smaller amounts. Consequently, the larger balance accounts reprice more often. In a declining interest rate environment, these repricings will result in lower rates.

As shown in Table 14, the proportion of the certificate accounts of $100,000 or more that have remaining maturities of more than one year is increasing. As rates have declined, some larger depositors have, even if reluctantly, extended the term of their certificates to get the higher offering rates. However, this is due more to Management’s use of longer-term brokered certificates to assist in managing interest rate risk. Brokered certificates of deposit have similar interest rate risk characteristics to FHLB advances, but do not require collateralization. Included in the over one year maturity range for 2003 in Table 14 are $101 million of longer-term brokered certificates of deposit used for this purpose. The comparable figure for December 31, 2002 was $24 million.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Just as the Company uses Federal funds sold and securities purchased under agreements to resell for the overnight investment of excess funds (described above in the section titled “Money

Market Instruments”), the Company uses these same instruments for borrowing overnight from other banks to manage liquidity. When the Company is borrowing rather than lending, these instruments are called Federal funds purchased and securities sold under agreements to repurchase (“repos”). The repos are secured by securities owned by the borrower. Federal funds purchased are unsecured.

The Company also enters into repo agreements to provide business customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are for terms of a few weeks to 90 days.

Information on the balances and rates paid for these funds is disclosed in Note 12. Average interest rates paid during each year and at the end of each year have declined from 2001 to 2003. The average rates paid of 3.64% for 2001, 1.35% for 2002, and 0.65% for 2003 reflect the pattern of rate changes in Note M. The average combined amounts for these borrowings outstanding during the three years has declined from 2.22% in 2001 to 1.44% in 2003 of average assets. The maximum amount outstanding at any month-end during the year may be significantly different than the average amount outstanding during the year. For example, the largest amount borrowed by the Company through Federal funds purchased during 2003 was $328 million while the average amount borrowed during 2003 was $50.5 million. As explained below on page 59 in the discussion of the Company’s RAL program, overnight borrowing is the most cost efficient means of funding these loans, so the Company attempts to maximize this source on a few days during the first quarter of the year.

During the first quarter when the RAL program requires large amounts of funding, repos are a significant source of liquidity to the Company. As explained above on page 30 in the section on securities, the acceptability as collateral for borrowing is an important criterion for the selection of securities for the Company’s investment portfolio. During other parts of the year, repos do not represent a significant source of funding for the Company and could be easily replaced by other overnight or short-term funding.

OTHER REAL ESTATE OWNED

Real property owned by the Company that was acquired in foreclosure proceedings is termed Other Real Estate Owned. At December 31, 2002, the Company held OREO with a net realizable value of $438,000. This property was sold in 2003. At December 31, 2003, the Company held no real estate properties that had been acquired through foreclosure.

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

The ratio of average nonearning assets to average total assets has varied during the last three years with an average of 8.23% in 2001, 7.30% in 2002, and 6.86% in 2003. The reason for the decline relates to the large increase in average earning assets (12.4% from 2002 to 2003) compared to a relatively small increase in nonearning assets (2.6%). As of September 30, 2003, the latest date peer information is available, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 7.42%.

NONINTEREST REVENUE

Service Charges on Deposit Accounts

Service charges have increased with the growth in deposits and the Company’s efforts to be more effective in collecting fees that are assessed.

Trust Fees

Fees earned by the Trust and Investment Services Division are a large component of noninterest revenue, reaching $14.4 million in 2003. Fees increased by $1.1 million or 8.5% over fees for 2002 compared to an increase of $267,000 in fees from 2001 to 2002. The market value of assets under administration on which the majority of fees are based decreased from $2.0 billion at the end of 2001 to $1.9 billion at the end of 2002, but increased to $2.1 billion at the end of 2003. Most of the assets are held in equity securities, and the declining stock markets in 2001 and 2002 reduced the value of the assets in those years. Most of the reduction in assets came in accounts for which the Company did not manage the accounts, i.e., did not have investment authority, but was only the custodian. Recovery in the equity markets in 2003 along with new account relationships increased the value of the assets under administration.

Included within these fees in 2003 were $953,000 from trusteeship of employee benefit plans and $1,884,000 from the sales of mutual funds and annuities. In the case of the latter activity, the Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers’ risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies.

Other Service Charges, Commissions and Fees

Included within other service charges, commissions and fees are service fees arising from the processing of merchants’ credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. As explained in Note 21, the Company sold its merchant card processing business in 2001, accounting for the large decrease in fees from this business from $8.2 million in 2001 to $1.2 million in 2003. Exclusive of the impact of the merchant card processing fees, this fee category has increased over the last three years and the Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability.

Refund Transfer Fees and Net gain on Sale of Tax Refund Loans

These items of noninterest revenues are explained in the section below titled “Tax Refund Loan and Refund Transfer Programs” beginning on page 14.

Net Gain on Sales and Calls of Securities

Gains and losses from sales and calls of securities are explained in the securities section above on page 14.

Other income

Included in other income for 2001 is a gain of $2.9 million from the sale of the Company’s merchant card processing business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 9 years. While the sale occurred in 2001, the buyer did not take over all of the processing until the first quarter of 2002.

OPERATING EXPENSES

Total operating expenses have increased over the last three years as the Company has grown. These increases related to additional staff, improvements in technology to handle higher transaction volumes, and amortization of leasehold improvements on new facilities.

The ratio of operating expenses to average assets is often reported as a means of providing comparisons with other financial institutions. This ratio for the last three years is shown in the table below.

TABLE 15A — Operating Expense and Efficiency Ratios (Note N)

	Years Ended December 31,
	2003	2002	2001

Operating expense as a percentage of assets	3.52%	3.45%	3.71%

Operating efficiency ratio	53.75%	50.51%	54.00%

Another ratio that is used to compare the Company’s expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures what proportion of each dollar of net revenue is spent earning that revenue (Note O). With a significant proportion of the Company’s revenues coming from Trust and Investment fees and RT fees, management focuses more on this ratio than the operating expense to assets ratio. The ratios for the Company’s holding company peers were 59.2% for 2003, 57.2% for 2002, and 59.6% for 2001.

Salaries and Benefits

Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes and workers compensation. The following table shows the amounts included for these components for the last three years.

TABLE 15B — Salaries and Benefits Detail

	Years Ended December 31,

(in thousands)	2003	2002	2001

Salaries	$51,244	$46,639	$46,362
Bonuses	9,164	7,787	6,595
Commissions	6,660	4,850	3,962
Retirement benefits	9,729	9,656	8,029
Payroll taxes	5,210	4,570	4,393
Workers compensation	1,895	918	447

Total	$83,902	$74,420	$69,788

Actual salaries have not increased significantly over the last three years compared to the growth in the Company’s loans and deposits. Average loans increased 17.6% and average deposits increased 15.6% from 2001 to 2003.

Bonuses and other incentive pay is accrued during the year, but most payments are made at the end of February in the year following the year to which they relate. For 2003, the Company expanded its pay-for-performance plan to virtually all of the operating units. Goals for growth in loans and deposits and for sales of services or products were set at the beginning of the year an d were, in many cases significantly exceeded, though profitability was not as high as planned because of the continued low interest rate environment. The RAL/RT program also exceeded expectations and bonuses to staff in those programs increased over the amounts paid for 2002.

Most of commission expense relates to the origination and refinancing of residential real estate loans. The amount for 2003 increased over 2002 due to the increased volume of activity in this market.

The workers’ compensation issue in California has received a significant amount of media attention. After researching its options and obtaining insurance quotations for the continuance of full coverage, the Company concluded that the quoted premiums were too high and that it would be less expensive in the long run to self-insure for all but catastrophic levels of claims. This change requires the Company to establish a reserve for claims each year. The reserve is determined by independent actuaries and is based on past experience. The Company’s change became effective August 1, 2003. Claims for injuries that occurred prior to that date but have not yet been reported and further costs related to claims in process for injuries prior to that date are the responsibility of the insurance company from whom the Company purchased coverage. Beginning August 1, 2003, the Company expensed a prorated share of the catastrophic coverage premium. It also recorded expenses related to claims for injuries incurred after that date and recorded a liability through a charge to this expense category for injuries that occurred but were not reported as of December 31, 2003.

Net Occupancy Expense

Net occupancy expense increased 12% from 2001 to 2002. Most of this increase is due to the leasehold improvements for the Company’s executive offices. The Company’s former executive offices were destroyed by fire in 1999. Construction on a new building was begun by the owners in 2000. The Company occupied the leased space in 2001. The Company’s Trust and Investment Services Division also is located in this building. 2002 was the first full year of amortization expense for these leasehold improvements.

There was a smaller increase in 2003 over 2002 consistent with renewals of leases, office renovations, and increases in utilities.

Equipment Rental, Depreciation, and Maintenance

Increases in the accounts included on this line of the consolidated income statements are due to the continuing need to upgrade computers and processing equipment.

Other Expense

The major components of other expense are shown in Note 22 to the consolidated financial statements on page 117.

Consultant Expense:  Consultant expense decreased from 2001 to 2002 because of some special projects in 2001 for which the Company hired outside assistance. The increase from 2002 to 2003 is due primarily to increases in auditing fees and fees incurred for assistance with implementing the Sarbanes Oxley Act. The Company expects another $1.25 million of external fees, i.e. not including employee time spent on the project, to complete implementation in 2004. In subsequent years, the costs are expected to be significantly less. The Company has also engaged consultants to assist it in updating and enhancing its disaster recovery or business continuity plans. In the fourth quarter of 2003, the Company expensed $154,000 for this assistance. Approximately the same amount will be spent in early 2004 to complete the project.

Software Expense:  Software expense has increased over the three year period shown in the table in Note 22. The Company is installing new core banking data processing and customer relationship management systems. While many of the costs associated with these projects are capitalized as either purchases of software or software development, some costs must be expensed as incurred. Amortization of the capitalized costs will start in 2004. Similarly to computers which must be upgraded when maintenance becomes more expensive than replacement, there is a continuing need to upgrade software as vendors no longer support earlier versions.

Off-balance Sheet Contingency Loss:  As explained in Notes 1, 7, and 17, the Company must establish a contingency loss for known or estimated losses relating to letters of credit or other unfunded loan commitments. In 2003, the Company was notified by one of its customers that the customer did not expect to be able to meet its contractual obligations regarding debt payments. The Company had guaranteed the obligations by means of standby letters of credit. As of the end of 2002, the Company had established a contingency loss reserve of $1.8 million. With the new information received in 2003, the Company assumed that the third parties would eventually draw the letters of credit and, believing that reimbursement by the customer was unlikely, the Company increased the contingency loss reserve by another $4.3 million up to the whole amount of the letters of credit. One of the two letters of credit was in fact drawn in 2003, resulting in a reduction of the reserve of $3.1 million.

Other Items:  As explained in Notes 1 and 9 and in the table in Note 22, the Company benefited in 2002 and 2003 relative to 2001 by the discontinuance of the amortization of goodwill and the reduction of expenses associated with merchant bankcard processing.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. These “off-balance sheet arrangements” are described in Note 17 to the consolidated financial statements and a table is provided showing the estimated extent and timing of the payments required.

The Company has also entered into off-balance sheet arrangements that provide benefit to it in the form of sources of liquidity. These arrangements and any events, trends, or uncertainties that could limit the availability of these sources are described in the section below titled “Liquidity.”

CAPITAL RESOURCES

As of December 31, 2003, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest rating of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

Capital Adequacy Standards

The primary measure of capital adequacy for regulatory purposes is based on the ratio of total risk-based capital to risk-weighted assets. This method of measuring capital adequacy is meant to accomplish several objectives: 1) to establish capital requirements that are more sensitive to the differences in risk associated with various assets; 2) to explicitly take into account off-balance sheet exposure in assessing capital adequacy; and, 3) to minimize disincentives to holding liquid, low-risk assets. Risk-weighted assets include a portion of the nominal amount of off-balance sheet items based on the likelihood of them becoming funded or otherwise being recorded on-balance sheet.

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

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. To be considered “well-capitalized” the ratio must be at least 10%. At the end of 2003, the Company’s total risk-based capital to risk-weighted asset ratio was 13.3%. The Company also must maintain a Tier I capital to risk-weighted asset ratio of 6% and a Tier I capital to average assets of 5% to be considered well-capitalized.

The composition of Tier I and Tier II capital, the minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition and the Company’s ratios as of December 31, 2003 are presented in Note 20.

PCBNA is also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well-capitalized. PCBNA’s ratio at the end of 2003 was 14.07%. SBB&T issued

$36 million in subordinated debt during 2001 and PCBNA issued another $35 million in late 2003. While shown on the consolidated balance sheets as long-term debt, for the first half of their 10 year terms they are included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio for both the Company and PCBNA. In the second half of their terms, one fifth of the balance will be excluded each year from capital in this computation.

Share Repurchases

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options. Shares were also repurchased as a means of managing capital levels. The purchases are generally conducted as open-market transactions. Occasionally the Company will purchase shares in private transactions as the result of unsolicited offers.

As mentioned in Note 18, the Company purchased shares in 2001, 2002, and 2003. At December 31, 2003, there was approximately $18.6 remaining to purchase from the most recent repurchase program authorized by the Board of Directors.

When completed, the acquisition of PCCI for cash consideration only will cause a decrease in the Company’s capital ratios resulting from the addition of assets with no corresponding addition of capital. Nonetheless, the Company’s projections indicate that it will be well-capitalized both immediately after the acquisition and at the end of the first quarter of 2004. The Company, however, does not expect to be repurchasing shares in 2004.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company’s assets have been increasing at a compound annual growth rate of 11.5%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 19.2% over the same period of time, but roughly a third of net income has been distributed to shareholders in the form of dividends. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 11.6%.

The process of managing the capital ratios to remain classified as well-capitalized involves three primary considerations. The first is that the addition of assets at a higher rate than the addition of capital leads to a deterioration of capital ratios. Yet customers are attracted to the Company because of the relationship that is built with the customer, not the individual transaction. This requires the Company to be able to meet the credit needs of the borrower when they need to borrow. Therefore, it is essential that management maintain sufficient capital to avoid needing to alternate between being able to make loans and not able to make loans. If capital were not sufficient, the Company might not be able to lend.

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

The third consideration is that as loan demand picks up in an improving economy, raising additional capital is likely to be beneficial. Because the capital ratios are a regulatory issue, it is not necessary for the Company to issue more common stock. It is more likely that the Company would use other forms of regulatory capital like additional subordinated debt or Trust Preferred Stock (Note P). Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. Management has had on-going discussions with investment bankers regarding the issuance of such capital and has been informed that amounts in addition to that issued in late 2003 could be accomplished with relative ease.

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

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed “swapping”. In 2003, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $5.0 million or 17.9% of the net growth in shareholders’ equity in the year. At December 31, 2003, there were approximately 869,000 options outstanding and exercisable at less than the then-current market price of $36.82, with an average exercise price of $20.27. This represents a potential addition to capital of $17.6 million, if all options were exercised with cash. However, many options are likely to be exercised by swapping. Therefore, some amount less than the $17.6 million in new capital will result from the exercise of options. In addition, except for those options expiring in 2004, the options are likely to be exercised over a number of years.

The impact of the RAL program on the Company’s capital is discussed below.

Aside from the $18.6 million amount authorized for share repurchases and those commitments reported in Note 17, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements as of the end of 2003. There is no specified period during which the share repurchases must be completed.

The Company will be adding approximately $567 million in assets and $522 million in liabilities with the purchase of PCCI in the first quarter of 2004 (Note Q). The Company has done projections of its capital position after this acquisition that show that the Company will be well-capitalized immediately following the closing of the transaction and at the end of the first quarter of 2004.

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

In Note 10 is a description of the securitization that the Company utilizes as one of its funding sources for funding RALs. This securitization is a sale of some of the RALs to other financial institutions, eliminating their impact — except for the capital that must be allocated for the small retained interest kept by the Company — on the capital ratios for the Company.

LEGISLATION AND REGULATION

The Company is strongly impacted by legislation and regulation. The Company and its subsidiaries may engage only in lines of business that have been approved by their respective regulators, and cannot open, close, or relocate offices without their approval. Disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated as to content. Among the important banking legislation are the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the Community Reinvestment Act (“CRA”), and the Gramm-Leach-Bliley Act (“GLBA”).

FDICIA specified capitalization standards, required stringent outside audit rules, and establish stricter internal controls. There were also requirements to ensure that the Audit Committee of the Board of Directors is independent.

PCBNA is required by the provisions of CRA to make significant efforts to ensure that access to banking services is available to every segment of the community. It is also required to comply with the provision of various other consumer legislation and regulations.

The provisions of GLBA have been phased in over the last several years. The provisions of GLBA permit banking organizations to enter into areas of business from which they were previously restricted. Similarly, other kinds of financial organizations are permitted to conduct business provided by banks. The act also imposed new restrictions on the sharing of customer information between financial institutions. The Company has responded to these new restrictions.

The Company and PCBNA must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

Two regulatory agencies — the FRBSF for the Company and the OCC for PCBNA — conduct periodic examinations of the Company and the Bank to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

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

There are legal limitations on the ability PCBNA to declare dividends to the as disclosed in Note 20.

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations. Among the new requirements is the inclusion in the Company’s Annual Report for 2004 of a report by Management on the Company’s internal controls over financial reporting and the safeguarding of assets. The report must be evaluated by the Company’s independent auditors. The Company is in the process of documenting these internal controls, evaluating their effectiveness, and ensuring that adequate testing is performed to ensure that they are functioning as intended. The Company has also responded to all of the other new requirements.

IMPACT OF INFLATION

Inflation has been minimal for a number of years and has had little or no impact on the financial condition and results of operations of the Company during the periods discussed here.

LIQUIDITY

Liquidity is the ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs. Adequate liquidity is necessary to handle fluctuations in deposit levels, to provide for customers’ credit needs, and to take advantage of investment opportunities as they are presented in the market place.

The Company’s objective is to ensure adequate liquidity at all times by maintaining liquid assets, by being able to raise deposits and liabilities, and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and lost opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets, and interest expense paid on borrowed funds reduces profitability.

As indicated in the Consolidated Statements of Cash Flows principal sources of cash for the Company have included proceeds from the maturity or sale of securities, and the growth in de-

posits and other borrowings. The principal uses of cash have included increases in loans to customers and the purchase of securities. The use of cash for the purchase of securities was particularly high in 2003 due to the leveraging strategy described above on page 30. It is important to note that the purchase of securities is largely discretionary and the Company could reduce this use of cash if loan demand were to increase substantially.

To manage the Company’s liquidity properly, however, it is not enough to merely have large cash inflows; they must be timed to coincide with anticipated cash outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The Company manages its liquidity adequacy by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity.

Immediate liquidity is the ability to raise funds today to meet today’s cash obligations. Sources of immediate liquidity include cash on hand, the prior day’s Federal funds sold position, unused Federal funds and repurchase agreement lines and facilities extended by other banks and major brokers to the Company, access to the FHLB for short-term advances, and access to the FRB’s Discount Window. The Company has established a target amount for sources of available immediate liquidity. This amount is increased during certain periods to accommodate any liquidity risks of special programs like RALs.

At various times strong loan demand outpaces deposit growth. At these times, the Company uses excess funds invested in overnight money market instruments or uses overnight borrowings to maintain immediate liquidity. The rate paid on these borrowings is more than would be paid for transaction (NOW & MMDA) deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company’s strong capital position and earnings prospects have meant that these sources of borrowing have been readily available.

The Company has access to uncommitted lines for overnight Federal funds purchases, each of which is used or tested at least annually.

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

PCBNA issues brokered CDs utilizing several brokers as a funding component for the RAL program and for interest rate risk management. PCBNA also used brokered CDs in late 2003 to provide the funds for the PCCI acquisition anticipated to close in the first quarter of 2004. PCBNA must be well-capitalized in order to issue brokered CDs

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances from the FHLB; securitizing loans; and accessing capital markets. The fixed-rate loans the Company borrowed from the FHLB to fund the retention of a portion of the 30-year fixed rate residential real estate loans is an example of coordinating a source of long-term liquidity with asset/liability management. Similarly, while initiated to manage capital, the securitization of some of the Company’s auto loans in January 2001 provided $58.2 million to be used for making other loans.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs in late January and early February of each year. As discussed in the “Funding and Liquidity Issues” sub-section of RAL section of this discussion above, liquidity is provided by:

•	using a large number of other institutions so as to not become overly reliant on a particular source;
•	using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and
•	arranging for at least a third more funding than it is anticipated will be needed.

The securitization of RAL loans assists in the management of the Company’s capital position during the RAL season by selling them to investor participants in the securitization. However, it also represents a significant source of liquidity as the proceeds from the sales of the loans are lent out to new RAL customers.

Because banks’ largest sources and uses of operating liquidity arise from activities that are not defined as operating activities in the required format of the statement of cash flows, e.g. from deposits and loans, looking at the cash flow statement of a bank is not of as much assistance nor is it evaluated the same way as for a commercial business. More emphasis must be placed on the investing and financing sections of the statement.

For the three years reported in the consolidated statements of cash flows, the Company has shown ample ability to maintain a significant amount of asset liquidity through financing activities at the same time as it increased its investing in loans, securities, and fixed assets.

Subsequent to year-end, the Company entered into a long term lease for some real property that includes one of its branches. To ensure the continued availability of this branch site, it was necessary to lease the larger parcel. The space not currently used by the Company is now leased to other commercial enterprises. These leases will continue for a variety of terms. The Company does not anticipate problems in maintaining tenants in these spaces because the property is in a high-traffic commercial area. The signing of this lease will add approximately $46 million in contractual obligations for 2004, However, with the off-setting rents received from subtenants, the Company does not expect that net liquidity demands will be any larger than they would have been if the current individual lease arrangement could have been maintained.

INCOME TAX EXPENSE

Income tax expense is the sum of two components: the current tax expense or provision and the deferred expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

The deferred tax provision is intended to account for the fact that income on which the Company pays taxes with its returns differs from pre-tax income in the accompanying Consolidated Statements of Income. Some items of income and expense are recognized in different years for income tax purposes than in the financial statements. For example, the Company is only permitted to deduct from Federal taxable income actual net loan charge-offs, irrespective of the amount of provision for credit loss (bad debt expense) recognized in its financial statements. This causes what is termed a temporary difference. Eventually, as loans are charged-off, the Company will be able to deduct for tax purposes what has already been recognized as an expense in the financial statements. Another example is the accretion of discount on certain securities. Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase. For its financial statements, the Company recognizes income as the discount related to these securities is accreted. For its tax return, however, the Company can defer the recognition of that income until the cash is received at the maturity of the security. The first example causes a deferred tax asset to be created because the Company has recognized as an expense for its current financial statements an item that it will be able to deduct from its taxable income in a future year’s tax return. The second example causes a deferred tax liability, because the Company has been able to delay until a subsequent year the paying of tax on an item of current year financial statement income.

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

The significant items of income and expense that create permanent differences are disclosed in the second table of Note 15 as amounts that cause a difference between the statutory Federal tax rate of 35% and the effective tax rate. The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

The amount of the deferred tax assets and liabilities are calculated by multiplying the temporary differences by the current tax rate. The Company measures all of its deferred tax assets and liabilities at the end of each year. The difference between the net asset or liability at the beginning of the year and the end of the year is the deferred tax provision for the year.

Most of the Company’s temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes in the return for the year. This results in a net deferred tax asset. Deferred tax assets are dependent for realization on past taxes paid, against which they may be carried back, or on future taxable income, against which they may be offset. If there were a question about the Company’s ability to realize the benefit from the asset, then it would have to record a valuation allowance against the asset to reflect the uncertainty. Given the amount and nature of the Company’s deferred assets, the past taxes paid, and the likelihood of future taxable income, realization is assured for the full amount of the net deferred tax asset and no valuation allowance is needed.

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 15.

Included in the reconciliation table as a permanent difference is the tax benefit associated with interest from securities and loans that is tax-exempt. For 2003, the tax benefit related to tax-exempt securities was $3.67 million and the tax benefit associated with tax-exempt loans was $421,000. The tax benefit associated with tax exempt loans for 2003 is lower than the corresponding amounts reported for 2002 and 2001 of $604,000 and $438,000, respectively. In the fourth quarter of 2002, the Company determined that a tax benefit of $972,000 related to tax-exempt income from 1999 through 2001 had not been recognized in those years. While the income was recorded as earned on the loans, it was not characterized as tax-exempt income and thus not excluded from taxable income as such in the Company’s tax returns. The Company is filing amended tax returns to reflect the appropriate treatment of this income and obtain a refund of the related income taxes.

Also included in the reconciliation table is an item for state taxes. In addition to the 35% Federal income tax included in tax expense, the Company pays a California franchise tax. This tax is equivalent to a tax on the Company’s income. While the franchise tax rate is almost 11%, the Company may deduct its state franchise tax from its Federal taxable income. This reduces the effective tax rate for the state tax by 35%.

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

In December 2003, California’s Franchise Tax Board announced its position that would disallow certain transactions between certain types of subsidiaries and their parent companies. These subsidiaries are real estate investment trusts and regulated investment companies. The Company does not have subsidiaries of these types and there is no impact on the Company’s state tax provision due to this announcement.

COMMON STOCK AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 7. The Company’s stock is listed on the Nasdaq National Market System. The trading symbol is PCBC. Stock prices represent trading activity through the Nasdaq National Market System.

For the years 2003, 2002, and 2001, the Company has declared cash dividends which were 36.5%, 32.7%, and 32.1%, respectively, of its net income. The Company’s policy is to pay dividends of approximately 35%-40% of net income. The most recent information for the Company’s peers shows an average payout ratio of 31.7%. The Board of Directors periodically increases the dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the first quarter of 2004. The Company is still considering whether it is more advantageous to increase the dividend rate because of the change in the tax law that lowers the rate on dividends or to retain the capital for re-investment in growth.

MERGERS AND ACQUISITIONS

In March 2002, the Company acquired certain assets and liabilities of two branches of another financial institution. The deposits and loans acquired in this transaction were combined with PCBNA’s existing branches in those communities of Monterey and Watsonville.

On October 16, 2003, the Company announced that it has signed a definitive agreement under which it will acquire Pacific Crest Capital, Inc. (PCCI) in an all cash transaction valued at $135.8 million, or $26 per each diluted share of Pacific Crest Capital common stock. Regulatory and PCCI shareholder approvals have been obtained and the transaction is expected to close in the first quarter of 2004.

Pacific Crest Capital, Inc. is an Agoura Hills, California-based bank holding company with $567 million in assets that conducts business through its wholly-owned subsidiary, Pacific Crest Bank, which has three full-service California branches located in Beverly Hills, Encino and San Diego. (Note Q.)

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

As indicated in the overall summary at the beginning of this discussion, part of the upward trend in earnings is attributable to the RAL and RT programs. The Company is one of three financial institutions which together provide over 90% of these products on a national basis. Management estimates that the Company has a 25–30% share of the market. The Company provides these services to taxpayers that file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

Description of the RAL and RT Products

For the RAL product, a taxpayer typically requests a loan from the Company through a tax preparer, with the anticipated tax refund as the source of repayment. The Company subjects the application to an automated credit review process. If the application passes this review, the Company advances to the taxpayer the amount of the refund due on the taxpayer’s return up to specified amounts based on certain criteria less the loan fee due to the Company and fees due for preparation of the return. Each taxpayer signs an agreement permitting the Internal Revenue Service (the “IRS”) to send their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. The fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan. However, unlike interest earned on most loans, it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance on the refund is considered a loan and the fee is classified as interest income.

The IRS closely scrutinizes returns where a major portion of the refund is based on a claim for Earned Income Tax Credit (“EIC”). The Company closely monitors and, in many cases, does not lend on those returns where EIC represents an overly large portion of the refund. Many taxpayers not qualifying for loans or not desiring to pay the loan fee still choose to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. This service is termed a refund transfer. There is no credit risk associated with the RT product because funds are not sent to the customer until received by the Company from the IRS.

Many of the customers for these products do not have bank accounts into which they could have the IRS directly deposit their refund and do not have a safe or permanent mailing address at which to receive a check. These products provide not only quick access to funds, but also a safe delivery method in the form of hand delivery by the tax preparer to the taxpayer.

Many of the customers also do not feel comfortable preparing their own tax returns and these products provide a means for payment of the preparation fee by withholding from the remittance.

The following table shows fees by product for the last three years and the percentage of growth:

TABLE 16A — RAL and RT Fees
(dollars in millions)

	RAL Income	RT Fees	Pre-tax Income
2001	$26.4	$14.3	$26.0
$ change	$3.5	$2.3	$8.0
% change	13.3%	16.1%	30.8%
2002	$29.9	$16.6	$34.0
$ change	$9.8	$3.2	$7.3
% change	32.8%	19.3%	21.5%
2003	$39.7	$19.8	$41.3

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

The Company has taken several steps to minimize losses from these loans. Preparers are screened before they are allowed to submit their electronic filings; procedures have been defined for the preparers to follow to ensure that the agreement signed by the taxpayer is a valid loan; and the preparers’ IRS reject rates are monitored very carefully. If a preparer’s rejects are above normal, he or she may be dropped from the program. If rejects are below expectations, the preparer may be paid an incentive fee.

In addition, the Company has entered into cooperative collection agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 10B, these cooperative agreements result in a relatively high rate of recovery on the prior year’s losses, but net losses nonetheless remain higher than for other loans.

Total net RAL charge-offs in 2003 were $8.5 million compared to $2.1 million in 2002 and $4.2 million in 2001. The charge-off rate was lower in 2002 than in any prior year. While no official announcement to this effect was made by the IRS, it seemed that fewer refund claims were selected for examination. In addition, there were some IRS processing problems encountered in the 2001 season which the Company took extra steps in 2002 to mitigate by using more consumer credit checks before approving loans. Net charge-offs were higher in 2003 than in 2002 as it appeared a more normal level of returns was selected for review.

RAL/RT Product Mix and Impact on Pre-tax Income

The product mix remained relatively the same over the period 2001 through 2003 — approximately one third RALs and two thirds RTs. The fees for the RAL product are higher because there are funding and credit costs that must be covered in addition to the processing costs that are the only costs for the RT product. While the Company anticipates that the total number of products sold will continue to grow as more taxpayers file their returns electronically, it is also expected that more of the increase will be in the RT product because the self-prepared returns more common in the RT product are the faster growing segment of the market. It appears that the preparer segment may be approaching saturation. This would suggest that revenues and pre-tax profitability will not increase at the same rate as the numerical volume.

Funding and Liquidity Issues

While RTs are strictly a processing business — the Company simply remits the refund to the taxpayer after it has received it from the IRS — RALs present the Company with some special funding or liquidity needs. Funds are needed for lending only the very short period of time that RAL loans are made. The season starts in the middle of January and continues into April, but even within that time frame, they are highly concentrated in the first three weeks of February. The first issue then is that the Company must arrange for a significant amount of very short term borrowings. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased (unsecured) and repurchase agreements (borrowings collateralized by securities or loans). These two sources match the short term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and once other sources must be utilized, funding becomes more expensive. The Company must make use of other less efficient sources, specifically some term advances from the FHLB and brokered deposits.

The IRS pays refunds to the Company each Friday. This frequently results in such a large amount of cash that Company is able to pay back all of its overnight borrowing from the day before and still have an excess of cash that must be invested. Multi-day sources of funding like the FHLB advances and brokered deposits are less efficient because they involve borrowing on those days when the Company has the excess funds.

In 2001, the Company used the above mentioned funding sources and also arranged for a different type of short term financing arrangement using the RALs themselves as collateral. This arrangement, in conjunction with the overnight borrowing, provided a substantial portion of the funding needed more efficiently and reduced the need for brokered deposits.

In 2002 and 2003, the same mixture of funding sources was again used. However, the short term financing arrangement developed for 2001 was modified slightly to meet the requirements to be accounted for as a sale of the RALs through a securitization instead of as a secured financing. As explained below, this accounting had the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

The Company is expecting that total volume will be about 17% higher in 2004 than in 2003. This required the Company to add additional funding arrangements to the mix, but they are of the same types as used in 2003. The Company has arranged a smaller securitization for 2004 and plans to use a larger proportion of the more efficient overnight funds.

All of the direct costs of the funding are charged to the program in the segment results shown in Note 26 to the consolidated financial statements, but some of the costs, specifically the opportunity cost of holding more liquid and therefore more easily pledged securities, are too difficult to allocate.

RAL Average and Period-end Balances

The balances of RALs outstanding during each tax filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2003 and 2002, because all loans not collected from the IRS by June 30 of each year are charged-off on that date.

Litigation and Regulatory Risk

Several suits have been filed against the Company relating to the RAL and RT programs. The two that are currently in litigation are disclosed in Note 17 to the consolidated financial statements. They pertain to the cross-collection agreement the Company has with other financial institutions. The agreement, which is prominently disclosed in the application forms to all RAL and RT customers, provides that the Company will withhold from amounts from the loan or transfer proceeds otherwise to be paid to the customer to repay another financial institution for a RAL which is yet unpaid from a prior year.

The Company is also aware that RALs are in disfavor among consumer advocacy groups for a variety of reasons. Among these reasons are claims that (1) customers are not adequately advised that a RAL is indeed a loan product, (2) that alternative, less expensive means of obtaining the proceeds from their refund such as RTs are available, and (3) that the interest rates, specifically the annualized percentage rates (“APR”), are too high.

The Company has reviewed its loan documents with compliance counsel to ensure that the disclosure is complete and fair. Its ratio of RTs to RALs — two thirds to one third — suggest that alternatives are in fact explained. The APR on RALs is high because of the short time on average that they are outstanding. However, the funding, processing, and credit costs also need to be recovered over that very short period of time and computed as an APR, they too are high (Note R).

The Company has reviewed its RAL program in the context of the OCC’s guidelines as to what it holds to be “predatory lending practices,” and is confident that its practices are not predatory.

Classification of RAL and RT Fees and the Effect of Securitization Accounting

Generally, the fees earned on the RALs are included in the accompanying Consolidated Income Statements for 2003, 2002 and 2001 within interest and fees on loans. The fees earned on the RTs are reported as a separate item within noninterest revenue.

The securitization used in 2002 and 2003 changes how some of the income and expenses with the program are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of loans. This gain account is reported as a separate line on the Consolidated Statements of Income. Specifically, in 2002 these cash flows included $14.0 million in fees, $1.9 million in interest expense and fees charged by the securitization partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. In 2003 these cash flows included $12.5 million in fees, $1.4 million in interest expense and fees charged by the securitization partners, and $3.0 million in loans charged-off for a net gain of $8.0 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2003 and 2002 compared to those items in 2001. To assist the reader in understanding the extent of the differences in these accounts that are due to the securitization accounting, the following pro forma table compares selected items of income and expense for the Company as if the securitization had not taken place, i.e. as if the Company had borrowed the funds from the securitization participants instead of selling the loans to them. It should be noted that there is no difference in the 2003 or 2002 figures in the table below for income before taxes and the comparable figure for income before taxes in the Consolidated Statement of Income for 2003 or 2002. Because all cash flows related to the securitization were completed during the first quarter, the difference in the account-

ing had the effect simply of moving items from one category of the income statement to another, i.e. the securitization does not have the effect of moving income or expense from one period to another. This pro forma table is not intended to be a presentation in accordance with GAAP.

TABLE 16B — RAL Securitization Proforma

	Years Ended December 31,

(in thousands)	In accordance with GAAP 2003	Pro Forma Adjustments 2003	Pro Forma Amounts 2003	In accordance with GAAP 2002	Pro Forma Adjustments 2002	Pro Forma Amounts 2002	In accordance with GAAP 2001

Interest income from loans	$226,413	$12,473	$238,886	$222,754	$14,023	$236,777	$242,050
Total interest income	$272,189	$12,473	$284,662	$266,746	$14,023	$280,769	$291,108
Interest expense on other borrowed funds	$17,029	$1,412	$18,441	$14,711	$1,918	$16,629	$10,876
Total interest expense	$53,933	$1,412	$55,345	$62,799	$1,918	$64,717	$97,226
Net interest income	$218,256	$11,061	$229,317	$203,947	$12,105	$216,052	$193,882
Provision for credit losses	$18,286	$3,029	$21,315	$19,727	$1,935	$21,662	$26,671
Net interest income after provision for credit losses	$199,970	$8,031	$208,001	$184,220	$10,170	$194,390	$167,211
Noninterest revenue:
Net gain on sale of tax refund loans	$8,031	$(8,031)	$-	$10,170	$(10,170)	$-	$-
Total noninterest revenues	$81,745	$(8,031)	$73,714	$73,784	$(10,170)	$63,614	$65,726
Income before income taxes	$118,013	$-	$118,013	$114,716	$-	$114,716	$89,787

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three years ended December 31, 2003, 2002, and 2001. This pro forma table is not intended to be a presentation in accordance with GAAP.

TABLE 16C — Operating Results for the RAL and RT Programs

(dollars in thousands)	Years Ended December 31,
	2003	2002	2001

Interest income from RALs	$31,984	$19,846	$26,407
Interest expense on funding	(814)	(1,604)	(1,080)
Intersegment revenues	1,824	4,046	3,607
Internal charge for funds	(2,790)	(2,648)	(3,752)

Net interest income	30,204	19,640	25,182
Provision for credit losses--RALs	(8,530)	(2,105)	(4,420)
Refund transfer fees	19,841	16,645	14,297
Collection Fees	4,263	2,531	—
Gain on sale of loans	8,031	10,170	—
Operating expense	(12,509)	(12,888)	(9,957)

Income before taxes	$41,300	$33,993	$25,102

Charge-offs	$13,712	$6,615	$9,189
Recoveries	(5,182)	(4,510)	(4,769)

Net charge-offs	$8,530	$2,105	$4,420

The four tables below show the balances and amounts of interest income and expense that are excluded in computing the without RAL or without RAL/RT amounts and ratios disclosed in various sections of Management’s Discussion and Analysis. These pro forma tables are not intended to be presentations in accordance with GAAP.

TABLE 16D – RAL Amounts Used in Computation of Net Interest Margin Exclusive of RALs

	Years Ended December 31,
	2003			2002

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$523,033	$121,659	$401,374	$410,595	$65,827	$344,768
Average loans	3,151,328	121,659	3,029,669	2,942,082	67,991	2,874,091
Average total assets	4,645,654	139,794	4,505,860	4,151,688	176,143	3,975,545
Average earning assets	4,326,896	121,659	4,205,237	3,848,710	67,991	3,780,719
Average certificates of deposit	2,831,358	11,604	2,819,754	2,619,695	54,187	2,565,508
Average interest bearing liabilities	3,267,652	11,604	3,256,048	2,944,344	54,187	2,890,157
Consumer loans interest income	61,749	31,712	30,037	46,371	19,846	26,525
Loan interest income	226,413	31,712	194,701	222,754	19,846	202,908
Interest income	272,189	31,984	240,205	266,746	19,846	246,900
Interest expense	53,933	814	53,119	62,799	1,604	61,195
Tax equivalent adjustment	6,579	—	6,579	6,654	—	6,654
Tax equivalent net interest income	224,835	31,170	193,665	210,601	18,242	192,359

TABLE 16E – Calculation of Ratios of Net Charge-offs Including and Excluding RALs

	2003	2002	2001	2000	1999

Total Including RALs
Net charge-offs	$22,557	$14,778	$12,924	$10,908	$7,088
Average loans	$3,151,328	$2,942,082	$2,678,225	$2,388,740	$1,908,227

Ratio	0.72%	0.50%	0.48%	0.46%	0.37%

Total Excluding RALs
Net charge-offs	$14,027	$12,673	$8,730	$7,741	$4,427
Average loans	$3,029,669	$2,874,091	$2,619,325	$2,328,576	$1,895,836

Ratio	0.46%	0.44%	0.33%	0.33%	0.23%

TABLE 16F – Reconciliation of Other Amounts With and Without RAL/RT Amounts

	Years Ended December 31,
	2003			2002

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Noninterest revenue	$81,745	$32,133	$49,612	$73,784	$28,999	$44,785
Operating expense	163,702	13,473	150,229	143,288	11,143	132,145
Provision for credit losses	18,286	8,530	9,756	19,727	2,105	17,622
Income before income taxes	118,013	41,300	76,713	114,716	33,993	80,723
Provision for income taxes	42,342	17,367	24,975	39,865	14,294	25,571
Net Income	75,671	23,933	51,738	74,851	19,699	55,152

TABLE 16G – Ratios Including and Excluding RAL/RT Programs

	Years Ended December 31,
	2003		2002

	Consolidated	Excluding RALs	Consolidated	Excluding RALs

Return on average assets	1.63%	1.15%	1.80%	1.39%
Return on average equity	19.44%	13.29%	21.46%	15.81%
Operating efficiency	53.75%	62.27%	50.51%	55.88%
Net interest margin	5.20%	4.61%	5.47%	5.09%

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

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE A  EFFECTS OF ACQUISITION ACCOUNTING ON GROWTH

Offices obtained in purchase or acquisition transactions are included as a reason for growth in net income over the last five years, while offices obtained in pooling or merger transactions are not a reason for growth. This is because of the difference in the accounting for these two types of business combinations.

Accounting standards for business combinations accounted for as poolings require that the figures for prior years be restated as if the combination occurred at the beginning of the first year presented. Therefore, the assets, deposits, and net income obtained in pooling transactions are included in both the current numbers and the prior period numbers and a difference between the two would not be explained by the transaction. There is no such restatement for prior year figures for purchase transactions — the balances or net income are included only from the date of the acquisition.

NOTE B  TAX EQUIVALENCY

For Tables 1, 2, and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. The interest on these securities and loans is subject to California franchise tax no matter what the state of origin of the issuer. The California franchise tax rate is 10.84%. The Federal tax rate used for the computation is 35%. While the income from these securities and loans is taxable for California, the Company does receive a Federal income tax benefit of 35% of the California tax paid. That is, state taxes are deductible for Federal taxes, and to the extent that the Company pays California franchise tax on this income from these loans and securities, the deduction for state taxes on the Company’s Federal return is larger. The tax equivalent yield is also impacted by the disallowance of a portion of the underlying cost of funds used to support tax-exempt securities and loans. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, and if there were no disallowance of interest expense, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as “Tax equivalent income included in interest income from non-taxable securities and loans.”

NOTE C  AVERAGE BALANCES

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

NOTE D  NONACCRUAL LOANS IN TABLE 2

For purposes of Table 2, loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE E  ALLOCATION OF CHANGES IN INTEREST BETWEEN RATE AND VOLUME

For purposes of the amounts in Table 3 relating to the volume and rate analysis of net interest margin, the portion of the change in interest earned or paid that is attributable to changes in rate is computed by multiplying the change in interest rate by the prior year’s average balance. The portion of the change in interest earned or paid that is attributable to changes in volume is computed by multiplying the change in average balances by the prior year’s interest rate. The portion of the change that is not attributable either solely to changes in volume or changes in rate is prorated on a weighted basis between volume and rate.

NOTE F   INTEREST RATE SENSITIVITY AND MATURITY

In general, the longer the period to maturity of a fixed-rate financial instrument, the more sensitive is its market value to changes in interest rates. Over the remaining life of bond that has 10 years to maturity it will be presumed that there will more opportunity for interest rates to be both higher and lower than the current rate than for a bond that has only two years to maturity.

NOTE G  HYPOTHETICAL INTEREST RATE CHANGES

At December 31, 2003, the FOMC’s target rate for Federal funds sold between banks was 1.00%. It is clear that this target rate could not be decreased another 2.00% as modeled on page 14 of this discussion. Nonetheless the Company uses a hypothetical decrease of 2.00% along with an increase of 2.00% to show changes in the sensitivity to interest rates comparable with the prior year.

NOTE H  INTEREST RATE YIELD CURVES

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 1999, 1 year U.S. Treasury notes sold at a price that yielded 5.96% while 30 year notes sold at a price that yielded 6.48%. A line drawn that plots this relationship for a whole range of maturities will be “steeper” when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be “flatter” when there is not as much of a difference. The following table shows rates for some selected maturities to demonstrate how the yield curve has changed over the last two years.

	Target Fed Funds Rate	3 Month Treasury Bills	2 Year Treasury Notes	10 Year Treasury Notes	30 Year Treasury Notes	Shape

December 31, 2001	1.75%	1.72%	3.02%	5.05%	5.47%	Steep
December 31, 2002	1.25%	1.19%	1.60%	3.81%	4.78%	Steep but lower overall
December 31, 2003	1.00%	0.95%	1.84%	4.27%	n/a	Steep

NOTE I  NATURAL OR ON-BALANCE SHEET HEDGES

A natural hedge is formed when two components of the balance sheet respond to changes in interest rates in an opposite manner. Assets and liabilities that have similar maturities and repricing characteristics form natural, i.e., non-derivative hedges to each other. For example, the market value of fixed rate Treasury securities with a remaining life of two years would tend to tend to increase the same amount as fixed-rate FHLB advances (borrowings) with the same maturity. Two assets or two liabilities can also hedge each other. For example fixed rate residential loans lose value when interest rates rise, but the servicing rights created when loans are sold with servicing retained will gain value when rates rise. The loans lose value because they earn less than the new market rate. The servicing rights increase in value because prepayments on the underlying loans will slow and the servicing fees will be received for a longer than expected period of time.

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

NOTE K  RIDING THE YIELD CURVE

A common investment practice of financial institutions is called “riding the yield curve.” This technique relates to the normal shape of the yield curve explained in Note I. If a security maturing in five years is purchased when the shape of the yield curve is normal, it will provide a higher yield to the purchaser than a security with a remaining maturity of one year. If the five-year security is held for the full maturity it will be repaid at par. However, if it is sold a year prior to its maturity, it can likely be sold for a gain because it continues to earn the higher rate of interest over its remaining life than would be obtained by purchasing the one-year security just issued.

NOTE L  PEER DATA

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The Bancorp or holding company peers are a group of 66 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 2003, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 2003, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

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

NOTE M  CHANGES IN TARGET FEDERAL FUNDS RATES

From January 1, 2000 through December 31, 2003, the FOMC changed the target rates for Federal funds as follows:

Date	Amount of Change	New Target Rate
February 2000	+0.25%	5.75%
March 2000	+0.25%	6.00%
May 2000	+0.25%	6.50%
January 2001	-0.50%	6.00%
January 2001	-0.50%	5.50%
March 2001	-0.50%	5.00%
April 2001	-0.50%	4.50%
May 2001	-0.50%	4.00%
June 2001	-0.25%	3.75%
August 2001	-0.25%	3.50%
September 2001	-0.50%	3.00%
October 2001	-0.50%	2.50%
November 2001	-0.50%	2.00%
December 2001	-0.25%	1.75%
November 2002	-0.50%	1.25%
June 2003	-0.25%	1.00%
NOTE N  COMPARISON OF CHANGES IN THE OPERATING EXPENSE TO AVERAGE ASSETS AND OPERATING EFFICIENCY RATIOS

The importance of not relying on one ratio or measurement to assess performance is illustrated by the changes from year to year in the two ratios in Table 15. The two ratios changed similarly from 2001 to 2002. Operating expense as a percentage of assets declined from 2001 to 2002 by 26 basis points or 7% of the 2001 ratio. Between the same two years, the operating efficiency ratio declined by 349 basis points or 6.5% of the 2001 amount. The two ratios changed by different degrees from 2002 to 2003. Operating expense as a percentage of assets increased 7 basis points or 2% of the 2002 ratio while the operating efficiency ratio increased by 324 basis points or 6.4% of the 2002 ratio. The reason for the different degree of change is the large growth in assets during 2003 arising from the leveraging program. A relatively large volume of assets was added which is the denominator in the first ratio, offsetting the increase in expenses. While adding net interest income, the lower yielding leverage assets did not increase income — the denominator of the operating efficiency ratio — by a comparable degree. Consequently, the increase in the numerator of this ratio increased proportionately more than the denominator and the ratio increased to a greater degree than did the operating expense to assets ratio.

NOTE O  COMPUTATION OF THE OPERATING EFFICIENCY RATIO

The operating efficiency ratio is computed by dividing noninterest or operating expense by the sum of tax-equivalent (Note D) net interest income plus noninterest revenues exclusive of gains or losses on securities transactions.

NOTE P  TRUST PREFERRED SECURITIES

Trust preferred securities are a form of long-term borrowing that currently qualifies as Tier I capital in computing risk-based capital ratios. Because of the issuance of FIN 46 discussed in Note 1, the special entities formed to issue this debt are no longer consolidated with the bank holding companies. Without this consolidation, there is now doubt as to whether the FRB will continue to permit the inclusion of this debt as Tier I capital. Alternatively, the FRB may permit the inclusion for debt already issued, but not permit new issues to be included. The Company will assume $29 million of trust preferred securities in the PCCI transaction, but currently has no plans to issue any more.

NOTE Q  MERGER STRUCTURE

The transaction will result in Pacific Crest Bank being merged into PCBNA and its branches and lending activities will use the brand name, “Pacific Capital Bank.”

NOTE R  ANNUALIZED PERCENTAGE RATE OF CREDIT COSTS FOR RALs

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have provided the required quantitative and qualitative disclosures about market risk in Management’s Discussion and Analysis on pages 9 through 14.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data	128

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING	Pacific Capital Bancorp and Subsidiaries

The Management of Pacific Capital Bancorp (the “Company”) is responsible for the preparation, integrity, and fair presentation of the Company’s annual consolidated financial statements and related financial data contained in this report. With the exception that some of the information in Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on a tax-equivalent basis to improve comparability, all information has been prepared in accordance with accounting principles generally accepted in the United States and, as such, includes certain amounts that are based on Management’s best estimates and judgments.

The consolidated financial statements presented on pages 75 through 79 have been audited by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and committees of the Board. Management believes that all representations made to PricewaterhouseCoopers during the audit were valid and appropriate.

Management is responsible for establishing and maintaining an internal control structure over financial reporting presented in conformity with both accounting principles generally accepted in the United States and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. Two of the objectives of this internal control structure are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company’s internal control structure over financial reporting as of December 31, 2003, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of any internal control structure can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 2003, Pacific Capital Bancorp’s internal control structure was effective in achieving the objectives stated above.

The Board of Directors is responsible for reviewing and monitoring the policies and practices employed by Management in preparing the Company’s financial reporting. This is accomplished through its Audit Committee, which is comprised of directors who are not officers or employees of the Company. The Committee reviews accounting policies, control procedures, internal and independent audit reports, and regulatory examination reports with Management, the Company’s internal auditors, and representatives of PricewaterhouseCoopers. Both the Company’s internal auditors and the representatives of PricewaterhouseCoopers have full and free access to the Committee to discuss any issues which arise out of their examinations without Management present.

/s/ David W. Spainhour David W. Spainhour Chairman of the Board Pacific Capital Bancorp	/s/ William S. Thomas, Jr. William S. Thomas, Jr. President and Chief Executive Officer Pacific Capital Bancorp	/s/ Donald Lafler Donald Lafler Executive Vice President and Chief Financial Officer Pacific Capital Bancorp

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
  of Pacific Capital Bancorp:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Pacific Capital Bancorp (a California corporation) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Pacific Capital Bancorp as of December 31, 2001, and for the year ended December 31, 2001, prior to the revisions described in Notes 9, 18 and 26 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 6, 2002.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

As discussed above, the Company’s consolidated financial statements as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 9, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. As described in Note 26, these financial statements have also been revised to reflect the change in the composition of the Company’s reportable segments. As described in Note 18, these financial statements have also been revised to reflect the effects of a stock split in 2002 on earnings per share and shares outstanding amounts. We audited the adjustments described in Notes 18 and 26 that were applied to restate the 2001 financial statements. We also audited the adjustments in the transitional disclosures in Note 9. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP
San Francisco, California
March 5, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	Pacific Capital Bancorp and Subsidiaries

To the Shareholders and the Board of Directors
of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Pacific Capital Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of San Benito Bank for years prior to its merger during 2000 with Pacific Capital Bancorp in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of Pacific Capital Bancorp and subsidiaries and reflect net income of 5 percent for the year ended December 31, 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for San Benito Bank prior to the merger, is based solely upon the report of the other auditors.

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

Los Angeles, California
February 6, 2002

The preceding report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003. The consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2000 and 1999, mentioned in the report, are not required in the Company’s annual report for 2003 and are therefore not presented among the financial statements in this annual report.

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries

	December 31,
(amounts in thousands except per share amounts)	2003	2002

Assets:
Cash and due from banks (Note 4)	$150,010	$151,540
Federal funds sold and securities purchased under agreements to resell	33,010	—

Total cash and cash equivalents	183,020	151,540
Securities (approximate market value of $1,317,962 in 2003 and $878,045 in 2002) (Note 5):
Held-to-maturity	—	65,846
Available-for-sale - at fair value	1,317,962	803,429

Total securities	1,317,962	869,275
Loans (Note 6)	3,180,879	3,019,820
Less: allowance for credit losses (Note 7)	49,550	53,821

Net Loans	3,131,329	2,965,999
Premises and equipment, net (Note 8)	73,959	67,367
Accrued interest receivable	19,608	19,104
Goodwill (Note 9)	30,048	30,048
Other intangible assets (Note 9)	2,962	4,270
Other assets (Note 15)	100,742	111,610

Total assets	$4,859,630	$4,219,213

Liabilities:
Deposits: (Note 11)
Noninterest bearing demand deposits	$924,106	$823,883
Interest bearing deposits	2,930,611	2,692,194

Total deposits	3,854,717	3,516,077
Securities sold under agreements to repurchase and Federal funds purchased (Note 12)	58,339	29,723
Long-term debt and other borrowings (Note 13)	499,548	264,969
Accrued interest payable and other liabilities (Notes 14, 15, and 16)	47,978	37,369

Total liabilities	4,460,582	3,848,138

Commitments and contingencies (Note 17)
Shareholders’ equity (Notes 16, 18 and 20):
Common stock — no par value; $0.33 per share stated value; shares authorized: 60,000; shares issued and outstanding: 33,963 in 2003 and 34,550 in 2002	8,494	8,641
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	72,916	94,314
Accumulated other comprehensive income	12,807	11,561
Retained earnings	304,831	256,559

Total shareholders’ equity	399,048	371,075

Total liabilities and shareholders’ equity	$4,859,630	$4,219,213

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	Pacific Capital Bancorp and Subsidiaries

	Years Ended December 31,
(in thousands, except per share data)	2003	2002	2001

Interest income:
Loans (Note 6)	$226,413	$222,754	$242,050
Securities	44,713	42,596	41,118
Federal funds sold and securities purchased under agreement to resell	1,050	1,346	5,852
Commercial paper	13	50	2,088

Total interest income	272,189	266,746	291,108

Interest expense:
Deposits (Note 11)	36,161	46,904	83,061
Securities sold under agreements to repurchase and Federal funds purchased	743	1,184	3,289
Long-term debt and other borrowings (Note 13)	17,029	14,711	10,876

Total interest expense	53,933	62,799	97,226

Net interest income	218,256	203,947	193,882
Provision for credit losses (Note 7)	18,286	19,727	26,671

Net interest income after provision for credit losses	199,970	184,220	167,211

Noninterest revenue:
Service charges on deposit accounts	15,464	14,138	12,927
Trust fees (Note 1)	14,399	13,273	13,006
Refund transfer fees	19,841	16,645	14,297
Other service charges, commissions and fees (Note 21)	17,654	13,456	16,754
Net gain on sale of tax refund loans	8,031	10,170	—
Net gain (loss) on sales and calls of securities	2,018	684	309
Other income	4,338	5,418	8,433

Total noninterest revenue	81,745	73,784	65,726

Operating expense:
Salaries and benefits (Notes 1, 14, and 16)	83,902	74,420	69,788
Net occupancy expense (Notes 8 and 17)	14,744	13,782	12,279
Equipment rental, depreciation, and maintenance (Note 8)	9,156	8,233	8,327
Other expense (Note 22)	55,900	46,853	52,756

Total operating expense	163,702	143,288	143,150

Income before provision for income taxes	118,013	114,716	89,787
Provision for income taxes (Note 15)	42,342	39,865	33,676

Net income	$75,671	$74,851	$56,111

Basic earnings per share (Note 3)	$2.21	$2.15	$1.59
Diluted earnings per share (Note 3)	$2.19	$2.14	$1.58
Average number of shares - basic	34,234	34,795	35,345
Average number of shares - diluted	34,562	34,990	35,519
Dividends declared per share (Note 19)	$0.80	$0.70	$0.50
Dividends paid per share (Note 19)	$0.80	$0.70	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Pacific Capital Bancorp and Subsidiaries

	Years Ended December 31,
(in thousands)	2003	2002	2001*

Net income	$75,671	$74,851	$56,111

Other comprehensive income -
Unrealized gain on securities:
Unrealized holding gains arising during period	4,168	12,359	502
Less: reclassification adjustment for gains included in net income	2,018	684	179
Less: income tax expense related to items of other comprehensive income	904	4,909	—

Other comprehensive income	1,246	6,766	323

Comprehensive income	$76,917	$81,617	$56,434

*The items of other comprehensive income for 2001 are reported net of tax to be consistent with the original reporting for that year.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	Pacific Capital Bancorp and Subsidiaries

			Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total

	Common Stock
(in thousands except per share amounts)	Shares	Amount

Balance, December 31, 2000	35,308	$8,828	$115,664	$ 4,472	$167,297	$296,261
Activity for 2000:
Exercise of stock options (Note 18)	325	81	6,100	—	—	6,181
Retirement of common stock (Note 18)	(691)	(172)	(14,835)	—	—	(15,007)
Cash dividends declared at $0.50 per share	—	—	—	—	(17,993)	(17,993)
Changes in unrealized gain on securities available- for-sale, net	—	—	—	323	—	323
Net income	—	—	—	—	56,111	56,111

Balance, December 31, 2001	34,942	8,737	106,929	4,795	205,415	325,876
Activity for 2001:
Exercise of stock options (Note 18)	352	89	5,422	—	—	5,511
Retirement of common stock (Note 18)	(744)	(185)	(18,037)	—	—	(18,222)
Cash dividends declared at $0.70 per share	—	—	—	—	(23,707)	(23,707)
Changes in unrealized gain on securities available- for-sale, net	—	—	—	6,766	—	6,766
Net income	—	—	—	—	74,851	74,851

Balance, December 31, 2002	34,550	8,641	94,314	11,561	256,559	371,075
Activity for 2002:
Exercise of stock options (Note 18)	337	84	6,579	—	—	6,663
Retirement of common stock (Note 18)	(924)	(231)	(27,977)	—	—	(28,208)
Cash dividends declared at $0.80 per share	—	—	—	—	(27,399)	(27,399)
Changes in unrealized gain on securities available- for-sale, net	—	—	—	1,246	—	1,246
Net income	—	—	—	—	75,671	75,671

Balance, December 31, 2003	33,963	$8,494	$72,916	$ 12,807	$304,831	$399,048

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Pacific Capital Bancorp and Subsidiaries

	Years Ended December 31,
(dollars in thousands)	2003	2002	2001

Cash flows from operating activities:
Net Income	$75,671	$74,851	$56,111
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,920	9,685	10,918
Provision for credit losses	18,286	19,727	26,671
Provision (benefit) for deferred income taxes	2,708	4,801	(7,275)
Net amortization of discounts and premiums for securities and commercial paper	2,944	(2,539)	(5,848)
Net change in deferred loan origination fees and costs	68	405	(905)
Change in accrued interest receivable and other assets	3,292	(17,598)	16,630
Change in accrued interest payable and other liabilities	1,796	(338)	(1,282)
Net loss (gain) on sales and calls of securities	(2,018)	(684)	(309)
Increase (decrease) in income taxes payable	8,813	1,581	(47)

Net cash provided by operating activities	121,480	89,891	94,664

Cash flows from investing activities:
Purchase of banks or branches (Note 9)	—	48,678	—
Proceeds from sale of securities	145,926	74,848	37,152
Proceeds from calls, maturities, and partial pay downs of securities - AFS	290,866	222,981	233,445
Proceeds from calls and maturities of securities - HTM	3,987	9,661	49,182
Purchase of securities - AFS	(888,259)	(390,874)	(289,317)
Proceeds from sale or maturity of commercial paper	15,000	50,000	531,343
Purchase of commercial paper	(14,987)	(49,950)	(529,569)
Net increase in loans made to customers	(183,684)	(228,226)	(294,007)
Net (purchases) sales of tax credit investment	3,922	(8,409)	(7,468)
Net purchase of premises and equipment	(15,662)	(12,952)	(18,441)

Net cash used in investing activities	(642,891)	(284,243)	(287,680)

Cash flows from financing activities:
Net increase in deposits	338,640	90,065	262,756
Net increase (decrease) in borrowings with maturities of 90 days or less	28,616	34,650	(60,585)
Proceeds from long-term debt and other borrowing	273,200	114,500	80,955
Payments on long-term debt and other borrowing	(38,621)	(87,862)	(22,282)
Proceeds from issuance of common stock (Note 18)	6,663	5,511	6,181
Payments to retire common stock (Note 18)	(28,208)	(18,222)	(15,007)
Dividends paid	(27,399)	(23,707)	(23,819)

Net cash provided by financing activities	552,891	114,935	228,199

Net increase (decrease) in cash and cash equivalents	31,480	(79,417)	35,183
Cash and cash equivalents at beginning of year	151,540	230,957	195,774

Cash and cash equivalents at end of year	$183,020	$151,540	$230,957

Supplemental disclosure:
Interest paid during the year	$53,906	$63,950	$94,824
Income taxes paid during the year	$33,000	$41,850	$33,241
Non-cash additions to other real estate owned (Note 1)	$—	$438.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Pacific Capital Bancorp and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (the “Company”) is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA”), the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest-bearing checking (“NOW”), money-market, savings, and time accounts. PCBNA also offers safe deposit boxes, travelers checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services is offered through the Trust and Investment Services division. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing income tax returns.

PCBNA conducts its banking services under four brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), and San Benito Bank (“SBB”). The offices using the SBB&T brand are located in Santa Barbara and Ventura Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB and offices in San Benito County are branded SBB. These brand names were formally the names of independent banks merged at various times into one another and eventually into PCBNA. While the final merger creating PCBNA occurred on March 29, 2002, “PCBNA” will be used rather than refer to the specific individual bank.

The Company uses two other subsidiaries for its securitization activities as explained in Note 10 below. Two other subsidiaries are essentially inactive.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated.

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

GAAP requires that all amounts and figures presented in the Company’s financial statements be restated for any business combinations that occurred prior to July 1, 2001 that were accounted for as poolings of interest. GAAP does not permit business combinations after that date to be accounted for as poolings of interest. The Company’s business combination transactions accounted for as poolings of interest occurred prior to the earliest information included in these financial statements.

Certain amounts in the 2002 financial statements have been reclassified to be comparable with classifications used in the 2003 financial statements.

Securities

The Company purchases securities with funds that are not needed for immediate liquidity pur-

poses and have not been lent to customers. These securities may be classified either as held-to-maturity or available-for-sale. The appropriate classification is decided at the time of purchase. Only those securities that the Company both intends to hold and has the ability to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. The Company purchases no securities specifically for later resale at a gain and therefore holds no securities that should be classified as trading securities.

Securities that are classified as held-to-maturity are reported in the financial statements at “amortized historical cost”. This amount is the purchase price increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method. Discount is the excess of the face value of the security over the cost, and accretion of the discount is the periodic recognition of interest income above any cash interest received to increase the carrying amount up to the face value that will be received at maturity. Accretion thus increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security, and amortization of the premium is a periodic charge to interest income to reduce the carrying amount to the face value that will be received at maturity. Amortization reduces the effective yield for the security below the coupon rate. Discounts are accreted and premiums are amortized over the period to maturity of the related securities, or to earlier call dates, if appropriate. There is no recognition of unrealized gains or losses for securities classified as held to maturity.

For securities that are classified as available-for-sale, the interest income is recognized in the same manner as for securities that are classified as held-to-maturity, including the accretion of discounts and the amortization of premiums. However, unlike the securities that are classified held-to-maturity, securities classified available-for-sale are reported on the consolidated balance sheets at their fair value. As the fair value of these securities changes, the changes are included as elements of comprehensive income in the consolidated statements of comprehensive income. The sum of the accumulated change since purchase for these securities is reported net of the income tax effect on the consolidated balance sheets as a separate component of equity captioned “Accumulated other comprehensive income.” Unlike the accounting for held-to-maturity securities, the accounting for changes in market value for available-for-sale securities causes some volatility in the balance sheet.

In December 2003, the Company recognized that the flexibility to sell any of its securities prior to maturity to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its securities as available for sale. This reclassification prevents for at least two years any classification by the Company of subsequent purchases as held-to-maturity.

All investments reported by the Company as securities are debt securities. However, PCBNA is a member of both the Federal Reserve Bank of San Francisco (“FRBSF”) and the Federal Home Loan Bank of San Francisco (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the FRBSF, the amount of stock that is required to be held is based on PCBNA’s capital accounts. As PCBNA’s capital (and the capital of SBB&T and FNB before the merger of their charters) has increased, it has been required to purchase additional shares. In the case of the FHLB, the amount of stock required to be purchased is based on the borrowing capacity desired by PCBNA. While technically these are considered equity securities, there is no market for the FRBSF and FHLB stock. Therefore, the shares are considered as restricted investment securities and reported among other assets, on the Consolidated Balance Sheets. Such investments are carried at cost. The dividend income received from the stock is reported in the other income category within noninterest revenue.

A security may become impaired, i.e. there is an unrecognized loss. The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodi-

cally reviews impaired securities to determine whether the impairment is other than temporary. Factors that would be considered in deciding whether the impairment is other than temporary include:

the nature of the investment;
the cause(s) of the impairment;
the severity and duration of the impairment;
the strength of the market for the security;
the length of time the Company intends and is able to hold the security; and
credit ratings for the security and its sector.

If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging a realized loss to earnings.

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

Included in loans are lease receivables, which are in substance loans.

Nonaccrual Loans: When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally, loans are placed in a nonaccrual status when the loan has become delinquent by more than 90 days. Nonaccrual status means that the Company stops accruing or recognizing interest income on the loan. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well-secured by collateral and collection efforts are being actively pursued. Nonetheless, such loans are included among noncurrent loans.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is written off against interest income from other loans of the same type in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a change in the financial condition of the company such that there are strong prospects of continued timely payments

Impaired Loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Because this definition is very similar to that of a nonaccrual loan, most impaired loans will be classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but which are presently both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. Under GAAP, the term “impaired” only applies to certain types or classes of loans. Consequently, there may be some nonaccrual loans that are not categorized as impaired.

Allowance for Credit Losses

If a borrower’s financial condition becomes such that he or she is not able to fully repay a loan or lease obligation extended by the Company, a loss to the Company has occurred. When the

Company has determined that such a loss has occurred, the principal amount of the loan, or a portion thereof, is charged-off so that the value of the Company’s assets on the financial statements are not overstated by including within them an uncollectible loan. However, because loan officers cannot be in daily contact with each borrower, the Company almost never knows exactly when such a loss might have occurred, that is, when a loan becomes uncollectible. Therefore, in order to fairly state the value of the loan and leasing portfolios, it is necessary to make an estimate of the amount of loss inherent but unrecognized in these credit portfolios prior to the realization of such losses through charge-off.

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

The Company’s estimate of unrecognized losses changes from period to period based on the size and composition of the loan portfolio, current economic conditions, and a variety of other factors. The amount of the allowance is changed to reflect the change in this estimate. If the estimate of loss requires an increase in the allowance, it is recorded through the provision for credit losses, which is a charge to income in the current period. If the estimate of loss requires a decrease in the allowance, a negative provision or reversal of provision expense recognized in previous periods is recorded.

The allowance for credit losses consists of several components. The first component is that portion of the allowance specifically related to those loans that are categorized as impaired under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). The remaining components include a statistically determined portion assigned to groups or pools of loans, a specifically assigned portion relating to individual loans, and an allocated portion. These components are reported together in the allowance for credit loss in the accompanying consolidated balance sheets and in Note 7. In total, the allowance for credit losses is maintained at a level considered adequate to provide for losses inherent in the loan portfolio. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions against earnings in the periods in which they become known.

Component for Impaired Loans:GAAP recognizes that some impaired loans may have risk characteristics that are unique to the individual borrower and other impaired loans may have risk characteristics in common with other impaired loans. In the former case, the creditor is expected to apply the measurement methods mentioned in the preceding paragraph on a loan-by-loan basis. In the latter case, the creditor is allowed to aggregate those loans and use historical statistics in measuring the amount of the valuation allowance needed. Because the loans currently identified as impaired by the Company have unique risk characteristics, the valuation allowance disclosed in Note 5 for impaired loans is determined on a loan-by-loan basis. The amount of the valuation allowance for any particular impaired loan is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate of the loan; (2) by observing the loan’s market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan, as determined by one of the above methods, exceeds the recorded investment in the loan, no valuation allowance for that loan is established.

Statistical or Historical Loss Component: The amount of this component is determined by applying loss estimation factors to outstanding loans and leases. The loss factors are based on the Company’s historical loss experience for each category of credits. Because historical loss experience differs for the various categories of credits, the loss estimation factors applied to each category also differ.

Component for Specific Credits: There may be credits, even though not classified as impaired, for which an allowance computed by application of the appropriate loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will estimate an amount of allowance adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific amounts.

Allocated Component: The allocated component of the allowance for credit losses relates to the statistical or historical loss component, in that the allocated component is used to modify the historical loss rates applied to different groups of loans. For example, the historical loss rates are the averages for the last five years of losses. This period includes periods of both strong and weak economic growth. If the current economy is strong, the historical loss rates used alone to estimate losses inherent in the portfolio, would tend to overestimate the losses. In weak economic periods the average loss rate for the last five years would tend to underestimate the inherent losses.

Among the considerations addressed by this component are the following:

•

the historical loss estimation factors used for statistical allocation may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company’s borrowers or to specific industry conditions that affect borrowers in that industry;

•	the historical loss factors may not give sufficient weight to current trends in credit quality and collateral values and the duration of the current business cycle; and
•	the historical loss factors are not derived in a manner that considers loan volumes and concentrations and seasoning of the loan portfolio.

Allocation factors for these considerations are multiplied by the outstanding balances in the various loan categories to adjust the historical loss rates and thereby provide what the Company believes is a better estimate of loss.

Each of these considerations could perhaps be addressed by developing additional loss estimation factors for smaller, discrete groups of loans. However, the factors are used precisely so that the losses in smaller loans do not have to be individually estimated. Segmenting the loan portfolio and then developing and applying separate factors becomes impracticable and, with the smaller groups, the factors themselves become less statistically valid. Even for experienced reviewers, grading loans and estimating possible losses involves a significant element of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. Therefore, Management regards it as both a more practical and prudent practice to allocate allowance for the above risk elements as modifications to the allowance assigned by specific or historical loss factors.

Allowance for credit loss from refund anticipation loans (RALs): RALs are only made during the first and second quarters of each year. The Company follows a practice of charging off all unpaid loans at June 30. Payments received after June 30 on loans from the current year as well as payments received for loans made in prior years are treated as recoveries. With no RALs carried on the balance sheet during the third and fourth quarters of the year, there is no need for an allowance during those quarters or at December 31, and the recoveries are credited to the separate provision expense account for RALs.

The computation of the allowance for credit losses related to RALs is similar to that used for the other categories that have large numbers of small-balance loans, e.g. consumer and residential real estate. Specifically, the Company uses loss rates from prior years to estimate the inherent losses.

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off balance sheet instruments like loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a financially weak borrower.

As with its outstanding loans, the Company determines an estimate of losses inherent in these contractual obligations. However, unlike the allowance for credit losses on outstanding loans that is reported as an offset to the balance of loans, the estimate for credit losses on off-balance sheet instruments is included within other liabilities. The charge to income that establishes this liability is included as a noninterest expense rather than as provision expense.

Income Taxes

The Company uses the accrual method of accounting for financial reporting purposes as well as for tax return purposes. However, there are still several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. When items of income or expense are recognized in different years for financial reporting purposes than for tax return purposes, they represent “temporary differences.” Some of these temporary differences are resolved or unwound in the next year, while others take a number of years to unwind. The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise. In Note 15 is a table identifying the temporary differences at the end of each of the last three years and the amount of the deferred tax asset or liability that applies to each. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments that must be made.

Premises, Equipment and Other Long-term Assets

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

The cost of developing or modifying software is capitalized in accordance with the provisions of Statement of Position 98-1 issued by American Institute of Certified Public Accountants (“AICPA”) and is included with the cost of purchased software.

Mortgage Servicing Rights

Included in other assets are mortgage servicing rights. Companies engaged in mortgage banking activities are required to recognize the rights to service mortgage loans for others as separate assets. Such rights may be purchased from another financial institution or may arise from the sale of loans where servicing is retained. The Company has no purchased mortgage servicing rights. For loans originated for sale, a portion of the investment in the loan is ascribed to the right to receive the fee for servicing less adequate compensation. The value of this right recorded as a gain on sale and as a receivable. The amount of the gain and receivable is determined by computing the net present value of the servicing fees to be received over the expected live of the mortgages. The servicing rights are amortized in proportion to and over the life of the mortgages as a charge against income.

Trust Fees

Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly. Fees for unusual or infrequent services are recognized when the fee can be determined.

Earnings Per Share

The computation of basic earnings per share for all periods presented in the Consolidated Statements of Income is based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends, and stock splits.

Diluted earnings per share include the effect of common stock equivalents for the Company, which include only shares issuable on the exercise of outstanding options. The number of options assumed to be exercised is computed using the “Treasury Stock Method.” This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised at the average market price for the period and that the proceeds from the assumed exercise have been used for market repurchases of shares at the average market price. The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options when options are exercised. The treasury stock method also assumes that the tax benefit from the assumed exercise of options is used to retire shares.

A reconciliation of the computation of basic earnings per share and diluted earnings per share is presented in Note 3.

Statement of Cash Flows

For purposes of reporting cash flows, “cash and cash equivalents” include cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

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

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned (“OREO”). OREO is carried in the Company’s financial records at the lower of the outstanding balance of the loan before acquisition or the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings. Other collateral obtained through foreclosure proceedings is accounted for in a similar fashion.

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

At December 31, 2002, the Company held OREO with a net realizable value of $438,000. At December 31, 2003, the Company held no real estate properties that had been acquired through foreclosure.

Foreclosed property other than real estate held by the Company at both December 31, 2002 and 2003 was immaterial in amount.

Stock-Based Compensation

GAAP permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. The first method — termed the “fair value” method — requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

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

Had the Company recognized compensation expense over the expected life of the options based on their fair market value, the Company’s pro forma salary expense, net income, and earnings per share for the years ended December 31, 2003, 2002, and 2001 would have been as follows:

	Years Ended December 31,
(dollars in thousands)	2003	2002	2001

Net Income, as reported	$75,671	$74,851	$56,111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(618)	(767)	(687)

Pro forma net income	$75,053	$74,084	$55,424

Earnings Per Share:
Basic - as reported	$2.21	$2.15	$1.59
Basic - pro forma	$2.19	$2.13	$1.57
Diluted - as reported	$2.19	$2.14	$1.58
Diluted - pro forma	$2.17	$2.12	$1.56

For purposes of this computation for 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.62%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2025
Expected volatility 5 years:	0.2276
Expected dividend:	$ 0.84 per year

Derivative Financial Instruments

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

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. A change in the fair value of the derivative results in a gain or loss for the holder, just like changes in the fair value of any underlying asset or liability results in a gain or loss for the holder. GAAP also specifies how and when the gains and losses relating to both the derivative itself and any hedged item are recognized. Recognition of the gains and losses depends on how the derivative is classified. If certain conditions are met, derivatives may be specifically classified or designated as fair value hedges or cash flow hedges.

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

The Company uses interest rate swaps to manage the Company’s exposure to interest rate risks. As of December 31, 2002, the Company held one interest rate swap designated as a fair value hedge with a notional amount of $28.9 million. This instrument matured during 2003. As explained in Note 23, the Company has also entered into covered or offsetting interest rate swaps with customers and other financial institutions. The notional amount of these swaps at December 31, 2003 was $76.8 million.

The term “notional amount” is a measure of quantity in a derivative instrument. In the case of a fair value or cash flow hedge, it will generally be the same amount as the balance of the underlying asset or liability. In the case of other derivatives, the amount may differ from the balance of any underlying instruments.

Goodwill

In connection with the acquisitions of other financial institutions as described in Note 9, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. When originally recorded, this goodwill was amortized on the straight-line method over 15 years. Amortization of the goodwill was discontinued on January 1, 2002 under the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“SFAS 142”) that was issued by the Financial Accounting Standards Board (“FASB”) in June 2001.

The unamortized carrying amount of the goodwill recorded for each acquisition is reviewed annually by Management in order to determine if facts and circumstances suggest that it is not recov-

erable. This is determined based on a multiples of revenue approach for the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. The Company has determined the reporting units at which goodwill impairment will be assessed, specifically, one level below its operating segments as used in Note 26. No such reduction in goodwill occurred as of December 31, 2003 and 2002.

Comprehensive Income

Comprehensive income includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income is one component of comprehensive income. Based on the Company’s current activities, the only other components of comprehensive income consist of changes in the unrealized gains or losses on securities that are classified as available-for-sale.

The amounts of comprehensive income for the three years ended December 31, 2003, 2002, and 2001 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2003, 2002, and 2001.

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company’s management distinguishes major operating units. While the Company’s products and services all relate to commercial banking, for the purposes of this disclosure, Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, Tax Refund Programs, Fiduciary, and All Other. The basis for this determination and the required disclosure is included in Note 26.

Accounting for Business Combinations

Since January 1, 1997, the Company has completed 5 business combinations. Two were accounted for by the pooling of interests method of accounting for a business combination. Under this method, the assets and liabilities of the two parties were combined for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there is no restatement to their fair market value, and consequently no goodwill was recognized.

Three of the business combinations were accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition at their fair market value. Any difference between the fair value of the assets and liabilities and the purchase price is recorded as goodwill. Prior to 2002, goodwill was amortized against earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and as required, the Company adopted SFAS 141 immediately. Effective for transactions initiated after June 30, 2001, the statement requires all business combinations to be accounted for by the purchase method of accounting.

With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortizing the goodwill that had resulted from purchase transactions entered into prior to the adoption of SFAS 142. However, as discussed above, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Based on its annual assessment for impairment, Management does not believe that any material impairment of goodwill has occurred.

In addition to goodwill, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Such intangible assets are subject to amortization over their useful lives.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). As explained above, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, permitted two methods of accounting for stock options granted to employees. Because information for prior years was not readily available when SFAS 123 was adopted, only prospective application was permitted. That is, companies adopting the “fair value” method recommended by SFAS 123 were not permitted to restate prior year results as if the statement had been adopted as of the earliest year presented in the financial statements.

SFAS 148 now permits companies voluntarily changing to the “fair value” method to choose between the current prospective transition method and two other transition approaches if the change occurred in 2003. After 2003, companies voluntarily changing to the “fair value” method will have to use one of the two new transition approaches. The Company is still considering whether to change to the “fair value” method, and, if so, the appropriate way to address in the valuation of the options in the absence of the transferability of options assumed in the standard valuation models. Because it did not adopt the “fair value” method in 2003, should it elect to later adopt that method, the Company will be required to use one of the two new transition approaches specified by SFAS 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Certain disclosure requirements of this interpretation are effective for December 31, 2002 financial statements. The accounting requirements are effective for existing entities beginning December 31, 2003, and for newly formed entities February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

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

The special-purpose entity used for the tax refund loan securitization is consolidated with the Company.

In the structure of this securitization, the loans are sold by the special-purpose entity to multi-seller conduits. These conduits are established by other financial institutions to hold a variety of assets purchased from a number of other loan originators. These conduits are variable interest entities within the scope of FIN 46. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding the other types of loans purchased from other financial institutions. Therefore, the Company concludes that consolidation of these conduits with the Company would not be required by FIN 46 because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held.

The Company has invested in several partnerships that promote the development of low cost housing. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. In December 2003, the FASB approved a partial deferral of the application of FIN 46 that allowed for later implementation than originally specified for variable interest entities established prior to February 1, 2003. The Company invested in all of these partnerships prior to that date and will apply FIN 46 to these partnerships as of March 31, 2004. The investment in these partnerships represents less than one half of one percent of the Company’s assets and the impact on its financial condition and results of operations from the application of this accounting pronouncement to these partnerships is expected to be immaterial.

Management does not believe that the Company is the primary beneficiary of any other such entities.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). The provisions of SFAS No. 149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FIN 45; (4) specifies that loan commitments that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment; and (5) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No. 149 should be applied prospectively. The Company does originate loans for sale, but the commitments to do so at December 31, 2003, were immaterial.

The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of these instruments would have been classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For the Company that was July 1, 2003. The Company holds no such financial instruments and the implementation of SFAS 150 has had no impact on its consolidated financial statements.

On November 7, 2003 the FASB deferred the provisions of FAS 150 as they apply to certain mandatorily redeemable financial instruments. The Company has not issued any mandatorily redeemable instruments, and as a result, this deferral is not expected to impact the Company.

At its meeting on November 12-13, 2003, the Emerging Issues Task Force reached a conclusion regarding issue 03-1 which requires additional disclosure regarding securities in which there are unrealized losses. The required disclosures are included in Note 3.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”) on December 12, 2003. SOP 03-3 requires loans that are acquired in a transfer or business combination to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition.

Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. Early adoption is permitted. The Company does not expect to adopt SOP 03-3 prior to January 1, 2005.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”). SFAS 132 requires additional disclosures about defined benefit plans. The Company’s pension plans are defined contribution plans and are not included within the scope of this statement. Only the Company’s postretirement health plan is a defined benefit plan. The additional disclosures required by SFAS 132 (Revised) are included in Note 14

2. MERGERS AND ACQUISITIONS

The Company’s last acquisition occurred in 2000, prior to any of the periods included in the consolidated financial statements.

On October 16, 2003, the Company and Pacific Crest Capital, Inc. (“PCCI”) jointly announced that the Company would be acquiring all of the outstanding stock of PCCI for approximately $136 million in cash. They announced that the acquisition was subject to various regulatory approvals and PCCI shareholder approval and that the transaction was expected to close in March 2004. While no balances or results of operations of PCCI are included in the consolidated financial statements of the Company as of or for the year ended December 31, 2003, the Company incurred capitalizable expenses in 2003 in connection with the consideration and execution of this business combination.

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note 18. In 2002, the Company’s Board of Directors approved a 4 for 3 stock split. The share and per share amounts appearing in the following table have been restated to reflect this split (Note 18).

(amounts in thousands other than per share amounts)	Basic Earnings Per Share	Diluted Earnings Per Share

For the Year Ended December 31, 2003
Numerator - Net Income	$75,671	$75,671

Denominator - weighted average shares outstanding	34,234	34,234

Plus: net shares issued in assumed stock option exercises		328

Diluted denominator		34,562

Earnings per share	$2.21	$2.19
Anti-dilutive options excluded		30
Weighted average stock price during the year		$32.39

For the Year Ended December 31, 2002
Numerator - Net Income	$74,851	$74,851

Denominator - weighted average shares outstanding	34,795	34,795

Plus: net shares issued in assumed stock option exercises		195

Diluted denominator		34,990

Earnings per share	$2.15	$2.14
Anti-dilutive options excluded		124
Weighted average stock price during the year		$24.54

For the Year Ended December 31, 2001
Numerator - Net Income	$56,111	$56,111

Denominator - weighted average shares outstanding	35,345	35,345

Plus: net shares issued in assumed stock option exercises		174

Diluted denominator		35,519

Earnings per share	$1.59	$1.58
Anti-dilutive options excluded		465
Weighted average stock price during the year		$21.19

4. CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserve must be held in cash or with the Federal Reserve Bank for their area. The amount of reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA at the FRBSF totaled approximately $3.3 million in 2003 and $4.4 million in 2002. In addition, PCBNA must maintain sufficient balances at the FRBSF to cover the checks written by bank customers that are clearing through the FRBSF because they have been deposited at other banks. This generally means that PCBNA holds substantially more than the $3.3 million minimum amount at FRBSF.

5. SECURITIES

A summary of securities owned by the Company at December 31, 2003 and 2002, is as follows:

(dollars in thousands) December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity	$—	$—	$—	$—

Available-for-sale:
U.S. Treasury obligations	119,938	2,114	(33)	122,019
U.S. agency obligations	207,020	5,918	(19)	212,919
Collateralized mortgage obligations	12,327	83	(183)	12,227
Mortgage-backed securities	737,929	2,787	(7,211)	733,505
Asset-backed securities	26,804	227	—	27,031
State and municipal securities	191,845	19,528	(1,112)	210,261

	1,295,863	30,657	(8,558)	1,317,962

	$1,295,863	$30,657	$(8,558)	$1,317,962

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity:
State and municipal securities	$65,846	$8,770	$—	$74,616

Available-for-sale:
U.S. Treasury obligations	66,550	2,421	—	68,971
U.S. agency obligations	303,579	10,552	(11)	314,120
Collateralized mortgage obligations	108,089	1,095	(163)	109,021
Mortgage-backed securities	176,933	2,637	(58)	179,512
Asset-backed securities	28,372	233	(212)	28,393
State and municipal securities	99,956	4,550	(1,094)	103,412

	783,479	21,488	(1,538)	803,429

	$849,325	$30,258	$(1,538)	$878,045

December 31, 2001	Amortized Amount	Gross Unrealized Gains	Gross Unrealized Cost	Estimated Fair Value

Held-to-maturity:
Mortgage-backed securities	$5	$—	$—	$5
State and municipal securities	71,962	7,422	—	79,384

	71,967	7,422	—	79,389

Available-for-sale:
U.S. Treasury obligations	152,911	2,755	(191)	155,475
U.S. agency obligations	320,985	4,844	(1,919)	323,910
Collateralized mortgage obligations	104,251	1,559	(130)	105,680
Asset-backed securities	11,662	4	(6)	11,660
State and municipal securities	100,990	3,228	(1,867)	102,351

	690,799	12,390	(4,113)	699,076

	$762,766	$19,812	$(4,113)	$778,465

The amortized cost and estimated fair value of debt securities at December 31, 2003 and 2002, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities higher than the current rates on similarly rated securities, the Company expects that if the issuers have the right to call the security — pay it off early — they will do so.

Principal payments to be received from securities that do not have a single maturity date — asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations — are included in the table below. The timing of those payments is estimated based on the contractual terms of the underlying loans adjusted for estimates of prepayments. However, similarly to security issuers that retained the right to call the security before maturity, homeowners may prepay their mortgages if interest rates have fallen to the extent that refinancing becomes advantageous. While not included in the above table based on contractual maturities, prepayments are estimated by the Company and reviewed at the end of each period in response to the then current interest rate environment. These estimates are used in valuing securities and in planning cash flows and managing interest rate risk.

(dollars in thousands)	December 31, 2003			December 31, 2002

	Held-to- Maturity	Available- for-Sale	Total	Held-to- Maturity	Available- for-Sale	Total

Amortized cost:
In one year or less	$—	$98,316	$98,316	$3,564	$135,541	$139,105
After one year through five years	—	549,220	549,220	13,291	417,354	430,645
After five years through ten years	—	341,054	341,054	14,997	29,317	44,314
After ten years	—	307,273	307,273	33,994	201,267	235,261

Total Securities	$—	$1,295,863	$1,295,863	$65,846	$783,479	$849,325

Estimated fair value:
In one year or less	$—	$99,542	$99,542	$3,608	$137,421	$141,029
After one year through five years	—	556,563	556,563	14,388	431,744	446,132
After five years through ten years	—	342,757	342,757	17,422	29,970	47,392
After ten years	—	319,100	319,100	39,198	204,294	243,492

Total Securities	$—	$1,317,962	$1,317,962	$74,616	$803,429	$878,045

The proceeds received from sales and calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2003, 2002, and 2001 are shown in the next table.

(in thousands)	2003			2002			2001

	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses

Held-to-maturity:
Sales	$—	$—	$—	$—	$—	$—	$379	$9	$(4)
Calls	$627	$12	$—	$105	$—	$—	$1,680	$2	$—
Available-for-sale:
Sales	$145,924	$2,420	$(414)	$74,848	$893	$(211)	$28,383	$412	$(142)
Calls	$65	$—	$—	1,556	$2	$—	$45,325	$32	$—

As mentioned in Note 1, the Company reclassified all of its held-to-maturity securities to availablefor-sale as of December 31, 2003. The amount reclassified was $65 million and the unrealized gain related to these securities was $10.8 million. The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. As explained in Note 1, all of the securities held by the Company are classified as available for sale, and all are therefore carried at their fair value. How-

ever, as also explained in that note, adjustments to the carrying amount for changes in fair value have not been recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a special component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company. The following table shows those securities for which there is an unrealized loss by category of security and for how long there has been an unrealized loss. As shown in the table, none of the securities have had unrealized losses for more than twelve months. In fact, these are primarily securities purchased within the first half of 2003 when interest rates on securities with a maturity of longer than two years were slightly lower than at December 31, 2003. There are no credit concerns regarding any of these securities. The Company has concluded that none of these securities is other than temporarily impaired.

	Less than 12 months		12 months or more		Total

As of December 31, 2003 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$21,032	$(52)	$—	$—	$21,032	$(52)
Federal Agency Mortgage
Backed Securities	514,653	(7,212)	—	—	514,653	(7,212)
Municipal Bonds	30,933	(1,112)	—	—	30,933	(1,112)
Asset backed Securities	9,011	(182)	—	—	9,011	(182)

Subtotal, Debt Securities	575,629	(8,558)	—	—	575,629	(8,558)
Common Stock	—	—	—	—	—	—

Total	$575,629	$(8,558)	$—	$—	$575,629	$(8,558)

Securities with a carrying value of approximately $1,120.5 million at December 31, 2003, and $747.4 million at December 31, 2002, were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

These amounts pledged do not represent the amount of such funds that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges securities not otherwise used as collateral in advance of the need for such borrowings.

6. LOANS

The loan portfolio consists of the following:

(dollars in thousands)	December 31,
	2003	2002

Real estate:
Residential - 1 to 4 family	$799,793	$691,160
Non-residential and multi-family residential	853,981	816,974
Construction	249,976	289,017
Commercial loans	682,498	653,655
Home equity loans	138,422	116,704
Consumer loans	296,286	288,040
Leases	148,504	134,104
Municipal tax-exempt obligations	11,419	30,166

Total loans	$3,180,879	$3,019,820

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $5.4 million for 2003 and $5.3 million for 2002.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	December 31,
	2003	2002

Loans identified as impaired	$57,355	$47,470
Impaired loans for which a valuation allowance has been established	$25,789	$41,304
Amount of valuation allowance	$9,047	$7,546
Impaired loans for which no valuation allowance has been established	$31,566	$6,166

	Years Ended December 31,
	2003	2002

Average amount of recorded investment in impaired loans for the year	$46,081	$19,769
Interest recognized during the year for loans identified as impaired at year-end	$372	$443
Interest received in cash during the year for loans identified as impaired at year-end	$983	$443

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, a valuation allowance has been determined for $25.8 million of the loans identified as impaired at December 31, 2003. However, approximately $31.6 million of impaired loans do not require an allowance. Collateral or cash flows are sufficient with these loans to give assurance that no loss will be taken. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2003 and 2002 and in Note 7.

Refund Anticipation Loans

The Company offers tax refund anticipation loans (“RALs”) to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The fee varies by the amount of funds advanced based on the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because a loan application and note are signed by the customer, the Company reports the fees as interest income. These fees totaled $31.7 million in 2003, $19.8 million for 2002, and $26.4 million for 2001. The loans are all made during the tax filing season of January through April of each year. Any loans for which repayment has not been received within 90 days from the expected payment date are charged off. Consequently, there were no RAL’s included in the above table of outstanding loans at December 31, 2003 or 2002.

As one of its sources of funding the RAL program in 2002 and 2003, the Company sold some of the loans through a securitization as described in Note 10. As a result of these sales, fees from these loans, offset by fees paid to the purchaser and provision expense for defaulted loans, are classified as a gain on sale of loans and are reported as such in noninterest revenue. RAL fees collected on loans but included in the gain on sale of these loans were $12.5 million in 2003 and $14.0 million in 2002. The net amounts of the fees from the loans, the fees paid, and the provision expense classified as gain on sale of loans in 2003 and 2002 were $8.0 million and $10.2 million, respectively.

Pledged Loans

At December 31, 2003 loans secured by first trust deeds on residential and commercial property with principal balances totaling $85.5 million were pledged as collateral to the FRBSF. At December 31, 2003, loans secured by first deeds on residential and commercial property with principal balances of $695.5 million were pledged to the FHLB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges loans not otherwise used as collateral in advance of the need for such borrowings.

7. ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)	Years Ended December 31,
	2003	2002	2001

Balance, beginning of year	$53,821	$48,872	$35,125
Tax refund anticipation loans:
Provision for credit losses	8,530	2,105	4,420
Recoveries on loans previously charged-off	5,182	4,510	4,769
Loans charged-off	(13,712)	(6,615)	(9,189)
All other loans:
Provision for credit losses	9,756	17,622	22,251
Recoveries on loans previously charged-off	6,562	5,515	5,616
Loans charged-off	(20,589)	(18,188)	(14,120)

Balance, end of year	$49,550	$53,821	$48,872

The ratio of losses to total loans for the RALs is higher than for other loans. For RALs, the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other operating expense as explained in Note 17.

8. PREMISES, EQUIPMENT AND OTHER LONG-TERM ASSETS

Premises and equipment consist of the following:

(in thousands)	December 31,
	2003	2002

Land	$5,764	$5,175
Buildings and improvements	22,618	22,130
Leasehold improvements	27,996	26,713
Furniture and equipment	75,664	60,935
Developed software	22,015	18,901

Total cost	154,057	133,854

Accumulated depreciation and amortization	(80,098)	(66,487)

Net book value	$73,959	$67,367

Software purchased by the Company is included above in furniture and equipment. Approximately $6.6 million of the increase in furniture and equipment is due to the purchase of software and $5.1 million to the purchase of computer equipment. Developed software represents the cost of developing or modifying software that has been capitalized as explained in Note 1.

Depreciation and amortization on fixed assets included in operating expenses totaled $9.1 million in 2003, $8.7 million in 2002, and $8.4 million in 2001.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions that qualify as a business. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at both December 31, 2003 and 2002 was $30.0 million.

In 2001, the Company recognized expense for the amortization of goodwill relating to purchase transactions. Goodwill for particular transactions was amortized over 10 and 15 year terms. Upon adoption of SFAS 142 on January 1, 2002, the Company discontinued this amortization. The goodwill relating to all of these purchase transactions is recorded in business units within the Community Banking segment.

The following table shows the effect of the amortization of goodwill on operating results for the year ended December 31, 2001 compared with the years ended December 31, 2003 and 2002.

	Years Ended December 31,
(dollars in thousands except earnings per share)	2003	2002	2001

Reported net income	$75,671	$74,851	$56,111
Add back: Goodwill amortization	—	—	2,564
Adjusted net income	$75,671	$74,851	$58,675

Basic earnings per share:
Reported net income	$2.21	$2.15	$1.59
Goodwill amortization	—	—	0.07
Adjusted net income	$2.21	$2.15	$1.66

Diluted earnings per share
Reported net income	$2.19	$2.14	$1.58
Goodwill amortization	—	—	0.07
Adjusted net income	$2.19	$2.14	$1.65

Also recorded on the balance sheet at December 31, 2003 is an intangible asset of $2.4 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution. These assets and liabilities were moved to nearby branches of PCBNA and the other financial institution closed its offices. The purchase was completed on March 29, 2002. The gross amount of this intangible asset is $4.2 million with accumulated amortization of $1.8 million. The Company has determined the $2.4 million must be specifically allocated to the value of the core deposits acquired, and it is recorded in the business units within the Community Banking segment.

Amortization expense over the next five years on this core deposit intangible is expected to be:

Year	(Dollars in thousands)
2004	$850
2005	$850
2006	$696
2007	$12

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at December 31, 2003 or 2002.

10. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company has entered into two securitization transactions. The required disclosures related to securitizations are presented below.

Indirect Auto Securitization

During the first quarter of 2001, PCBNA securitized $58.2 million in automobile loans resulting in a gain on sale of approximately $566,000. Retained interest held by PCBNA upon completion of this securitization was $3.5 million. The transaction was conducted through the SBB&T Automobile Loan Securitization Corporation, a wholly owned subsidiary of PCBNA. The securities offered consisted of two classes, entitled 6.13% Asset-Backed Notes, Class A, Series 2000-A and 6.90% Asset-Backed Notes, Class B, Series 2000-A.

As of December 31, 2003, pertinent data related to this securitization is as follows:
(in thousands)

Principal amount outstanding	$7,409
Retained interest	$2,076
Principal amount of delinquencies greater than 30 days	$271

From inception and for the years ended December 31, 2002 and 2003:

(dollars in thousands)		Years Ended December 31,
	From Inception	2003	2002

Net credit losses	$593	$67	$293
Cash flows received for servicing fees	$457	$69	$143
Cash flows received on retained interest	$2,082	$510	$597

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to PCBNA over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At December 31, 2003

Discount rate	11%	8%
Prepayment rate	26.85%	38.19%
Weighted average life of prepayable assets	51 months	19 months
Default rate	1.00%	1.06%

The impact of changes to these assumptions on the carrying amount of the retained interests have been reflected in the Company’s statements of financial position and results of operations.

The calculation of the balance of the retained interest is sensitive to changes in key assumptions as noted below:

(in thousands)	Change in Retained Interest

Retained Interest	$2,076

+20 bps default rate	$(5)
+10 bps default rate	$(3)
-10 bps default rate	$2

+2% discount rate	$(49)
+1% discount rate	$(24)
-1% discount rate	$25

+8% prepay rate	$(5)
+4% prepay rate	$(2)
-4% prepay rate	$2

The balance of the retained interest is marginally sensitive to the changes in the default rate, the discount rate, and the prepayment rate. This insensitivity is due to the relatively short term of the weighted average remaining life of the loans.

PCBNA’s consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2001, 2002 and 2003 securitized RALs into multi-seller conduits, backed by commercial paper. PCBNA acted as the servicer for all such RALs during the securitization periods. Generally, the securitization has loans in it for only three or four weeks during January and February of each year. As of March 31, 2002, all 2002 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding. As of March 31, 2003, all 2003 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding.

Subsequent to December 31, 2003, the Company entered into an agreement with another financial institution to again make use of SBB&T RAL Funding Corporation for the 2004 RAL season by selling RALs into its multi-seller conduit. The terms of this agreement are substantially the same as the agreements used in prior years.

11. DEPOSITS

Deposits and the related interest expense consist of the following:

(in thousands)	Balance December 31,		Interest Expense Years Ended December 31,
	2003	2002	2003	2002	2001

Noninterest bearing deposits	$924,106	$823,883	$—	$—	$—
Interest bearing deposits:
NOW accounts	556,740	452,863	631	772	1,438
Money market deposit accounts	803,554	801,274	8,638	9,629	20,451
Other savings deposits	272,883	241,383	1,030	1,430	2,730
Time certificates of $100,000 or more	834,819	723,802	14,525	18,053	31,958
Other time deposits	462,615	472,872	11,337	17,020	26,484

Total	$3,854,717	$3,516,077	$36,161	$46,904	$83,061

12.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

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

The Company also purchased Federal funds from correspondent banks. These transactions are all one-day borrowings. The following information is presented concerning these transactions:

(dollars in thousands)	Repurchase Agreements Years Ended December 31,			Fed Funds Purchased Years Ended December 31,
	2003	2002	2001	2003	2002	2001

Weighted average interest rate at year-end	0.88%	0.71%	1.29%	0.85%	1.06%	1.63%
Weighted average interest rate for the year	0.65%	1.35%	3.64%	1.26%	1.63%	4.31%
Average outstanding for the year	$16,510	$35,668	$60,250	$50,489	$43,100	$25,381
Maximum outstanding at any month-end during the year	$20,601	$72,272	$79,919	$328,000	$289,900	$141,800
Amount outstanding at end of year	$14,139	$21,723	$35,873	$44,200	$8,000	$9,200

Interest expense	$107	$480	$2,194	$636	$704	$1,095

13. LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	December 31, 2003	December 31, 2002

Federal Home Loan Bank advances	$380,100	$176,000
Treasury Tax & Loan amounts due to Federal Reserve Bank	8,448	12,969
Subordinated debt issued by the Bank	71,000	36,000
Senior debt issued by the Bancorp	40,000	40,000

Total	$499,548	$264,969

As part of the Company’s asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2003, total outstanding balances to the FHLB were $380.1 million. There were $105.1 million in scheduled maturities of the advances of 1 year or less, $201.0 million in 1 to 3 years, and $74.0 million in more than 3 years.

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

In December 2003, PCBNA issued $35 million in subordinated debt. The debt was issued as part of a pool of debt issued by a number of financial institutions. The notes mature in December 2013 and are priced at a floating rate of 2.60% over the 90 day LIBOR rate. At issuance LIBOR was 1.17% for resulting in a note rate of 3.77%. The notes are callable at par after 5 years. The proceeds of the debt will be used as part of the funding of the acquisition of PCCI mentioned in Note 2. The notes qualify as Tier 2 capital for PCBNA and the Company in the computation of capital ratios discussed in Note 20.

During the course of 2003, 2002, and 2001, the Company occasionally borrowed funds for liquidity purposes from the discount window at the Federal Reserve Bank.

14. OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The coverage is provided through the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will pay a portion of the health insurance premium for the retiree. The portion varies from 60% to 100% of the premium amount at the time the employee retires, with the stipulation that the portion paid by the Company shall not increase by more than 5% per year for retirees. Though the premiums for a retiree’s health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid.

The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, termed the accumulated postretirement benefit obligation (“APBO”), is the actuarial net present value of the obligation for: (1) already retired employees’ expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees. The net present value is that amount which if compounded at an assumed interest rate would equal the amount expected to be paid in the future.

This obligation must be re-measured each year because it changes with each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2003, 2002, and 2001.

(in thousands)	Years Ended December 31,
	2003	2002	2001

Benefit obligation, beginning of year	$(9,857)	$(9,852)	$(5,326)
Service cost	(991)	(747)	(351)
Interest cost	(666)	(692)	(398)
Actuarial (losses) gains	(1,928)	1,278	(3,849)
Benefits paid	199	156	72

Benefit obligation, end of year	(13,243)	(9,857)	(9,852)

Fair value of Plan assets, beginning of year	3,465	4,940	6,253
Actual return on Plan assets	1,191	(1,399)	(1,241)
Employer contribution	1,543	32	—
Benefits paid	(114)	(108)	(72)

Fair value of Plan assets, end of year	6,085	3,465	4,940

Funded Status	(7,158)	(6,392)	(4,912)
Unrecognized net actuarial loss (gain)	4,937	4,195	3,972
Unrecognized prior service cost	—	—	—

Accrued benefit cost	$(2,221)	$(2,197)	$(940)

Costs of $2.2 million for December 31, 2003, and $2.2 million for December 31, 2002, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

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

(in thousands)	Years Ended December 31,
	2003	2002	2001

Service cost	$991	$747	$351
Interest cost	666	690	398
Return on assets	(291)	(337)	(431)
Amortization cost	267	237	(74)

Net periodic postretirement cost	$1,633	$1,337	$244

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

	December 31,
	2003	2002	2001

Discount rate	6.07%	6.85%	7.10%
Expected return on plan assets	6.50%	6.50%	7.00%
Health care inflation rate	Graded rates	Graded rates	Graded Rates

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds, specifically Moody’s Aa corporate bond yield as of November 30. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

While the discount rate has fluctuated with market rates, the Company had continued to use 7.00% as its estimate of the long-term rate of return on plan assets until 2002 when it used 6.50% to better reflect recent lower returns in the markets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain, and an experience loss if the rate of return is less. Earnings (losses) on the plan’s assets were (19.97%), (28.50%), and 28.50%, for the years ended December 31, 2001, 2002, and 2003, respectively.

As noted above, the Company’s contribution for insurance premiums for retirees is limited to an annual increase of 5%. Should insurance premiums increase at a higher rate, the retirees are required to contribute a larger portion of the total premium cost. Because of this limitation, an increase of more than 5% in the actual cost of health care will have no impact on the portion of the APBO that relates to retired employees. However, increases in health insurance costs do impact the portion of the APBO for current employees, because there is no specified limit to the increases in health insurance costs for them. In other words, for current employees, the projected health insurance cost for them may rise at a rate greater than 5%. If costs rise at a greater rate, the Company will have an experience loss. If they rise at a lesser rate, there will be an experience gain.

For the health care inflation rate for current employees, the Company has assumed 9% for 2004 with rates gradually decreasing each year to 5% in 2008 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	As Estimated	1-Percentage-Point Decrease

Effect on total of service and interest cost components	$2,850	$2,197	$1,805
Effect on postretirement benefit obligation	$15,743	$13,243	$11,250

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 2003, and December 31, 2002, the Company had unamortized or unrecognized losses of $4,937,000 and $4,195,000, respectively. These amounts are reported in the first table of this note.

Plan Assets

The Company established a Voluntary Employees’ Beneficiary Association (“VEBA”) to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. Most of the plan assets have been invested in insurance policies on the lives of various employees of the Company. In turn, the premiums paid on these policies in excess of the mortality costs of the insurance and the administrative costs are invested in mutual funds. This investment practice is followed in order to accumulate assets that can earn a nontaxable return because the mutual funds are “wrapped” in the insurance policies. The following table shows the allocation of plan assets by asset category.

The weighted-average assets allocation for the VEBA assets were as follows:

	As of December 31,
	2003	2002

Asset category:
Equity securities	99%	100%
Debt securities	1%	0
Real estate	0%	0
Other	0%	0

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2003, the VEBA was underfunded by $5,310,000. The APBO related to the key employees of $1,848,000 is totally unfunded.

Employers are allowed wide discretion as to whether and how they set aside funds to meet the obligation they are recognizing. However, while GAAP requires assumed increases in the rate of future health care costs to be used in computing the amount of APBO and the funded status of the such plans, the Internal Revenue Code (“IRC”) does not permit the Company to deduct the portion of the NPPBC for non-key employees that relates to assumed increases in the rate of future health care costs. Consequently, so long as future health care costs are projected to increase, the Company could not deduct a contribution of the whole amount necessary to fully fund the non-key employee obligation. In addition, the IRC specifically prohibits funding of the obligation relating to the key employees.

Cash Flows

Contributions:The current funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return, but if they do, the tax effect of the amount in excess of deductible amount will be recognized as a deferred tax asset (See Note 15). In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.5% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end (as in 2002), the contribution will be recognized as a receivable in the plan assets of the VEBA. The decision on the amount of the contribution for 2003 was not made prior to year-end. Subsequent to year-end, the committee decided to contribute $1 million to the VEBA in 2004 for 2003. This contribution will be made in the first quarter of 2004. The Committee has also made a decision to contribute another $1 million during the remainder of 2004.

Estimated Future Benefit Payments: The Company has estimated that it will make the following benefit payments. These estimates reflect expected future service as appropriate.

Health Benefits
2004	$281
2005	319
2006	366
2007	403
2008	492
Years 2009-2013	3,928

15. INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders’ equity are disclosed in the next table.

Current tax expense is the amount that is estimated to be due to taxing authorities for the current year. Deferred tax expense or benefit represents the tax effect of changes in the temporary differences due to an item of income or expense being recognized for financial statement purposes in a different period than it is recognized in the Company’s tax return.

The total current provision for income taxes includes a net debit of $849,000 for securities gains realized in 2003, a debit of $288,000 for securities gains realized in 2002, and a debit of $130,000 for securities losses realized in 2001. Numbers are determined by multiplying the gain or loss by 42.05%.

(in thousands)	Year Ended December 31,
	2003	2002	2001

Federal:
Current	$28,211	$24,662	$29,880
Deferred	1,782	4,707	(5,500)

	29,993	29,369	24,380

State:
Current	12,062	10,402	11,071
Deferred	287	94	(1,775)

	12,349	10,496	9,296

Total tax provision	$42,342	$39,865	$33,676

Reduction in taxes payable associated with exercises of stock options	$(1,637)	$(1,460)	$(1,602)

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination made during the preparation of the Company’s tax returns as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

	Year Ended December 31,
	2003	2002	2001

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
Interest on securities and loans exempt from Federal taxation	(3.2)	(3.7)	(3.8)
State income taxes, net of Federal income tax benefit	6.9	5.8	6.6
ESOP dividends deductible as an expense for tax purposes	(0.4)	(0.4)	(0.5)
Goodwill amortization	—	—	1.0
Tax credits	(1.6)	(1.1)	(0.1)
Other, net	(0.8)	(0.9)	(0.7)

Actual tax provision	35.9%	34.7%	37.5%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences as of December 31, 2003, 2002, and 2001. As disclosed in the following table, deferred tax assets as of December 31, 2003, and 2002, totaled $13.4 million and $16.3 million, respectively. These amounts are included within other assets on the balance sheet.

As mentioned in Note 1, the net unrealized gain or loss on securities that are available-for-sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss because the Company would have received a deduction for the loss had the securities been sold as of the end of the year. The tax effect would be a deferred tax liability if there were a net unrealized gain, because the Company would owe additional taxes had the securities been sold as of the end of the year. However, changes in the unrealized gains or losses are not recognized either in net income or in taxable income, and therefore they do not represent temporary differences between reported financial statement income and taxable income reported on the Company’s tax return. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, but is disclosed separately in the table below.

(in thousands)	December 31,
	2003	2002	2001

Deferred tax assets:
Allowance for credit losses	$22,888	$23,945	$20,356
State taxes	4,032	4,368	3,585
Loan fees	1,102	831	663
Fixed Assets	—	—	398
Postretirement benefits	—	—	500
Other real estate owned	25	25	25
Nonaccrual interest	59	65	1,143
Accretion on securities	28	—	—
Accrued salary continuation plan	1,400	1,534	1,628
Change in control payments	1,371	864	942
Deferred Compensation	2,971	2,685	3,008
Accrual for BOLI	508	508	508

	34,382	34,825	32,756

Deferred tax liabilities:
Loan costs	2,755	2,487	2,283
FHLB Stock	573	—	—
Fixed Assets	6,810	5,339	—
Postretirement benefits	619	417	—
Accretion on securities	—	214	202
Gain on demutualization of of insurance company	—	160	160
Federal effect of state tax asset	1,756	1,870	1,903
Other	1,409	1,809	878

Total deferred tax liabilities	13,922	12,296	5,426

Net deferred tax asset before unrealized gains and losses on securities	20,460	22,529	27,330
Unrealized (gains) and losses on securities	(6,896)	(6,228)	(1,452)

Net deferred tax asset	$13,564	$16,301	$25,878

The Company is permitted to recognize deferred tax assets only to the extent that they are able to be used to reduce amounts that have been paid or will be paid to tax authorities. This is reviewed each year by Management by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance is established to acknowledge their uncertain benefit. Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods to realize all material amounts.

16. EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. As of December 31, 2003, the ESOP held 1,617,280 shares.
The Company’s profit-sharing plan, initiated in 1966, has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2003, 2002, and 2001, the employer’s matching contributions were $2.2 million, $2.0 million and $2.0 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”) which permits contributions by the Company to be invested in various mutual funds chosen by the employees.

Until several years ago, the Company’s practice had been to make total contributions to the employee benefit plans equal to the smaller of (1) 10% of pre-tax profits prior to this employer contribution, or (2) the amount permitted by the IRC as a deductible expense on its income tax return. The latter is defined as a percentage of eligible compensation. With the increase in the Company’s pre-tax profits and compensation expense over the last two years and revisions to the IRC that permitted a larger percentage of eligible compensation to be contributed, the Company has elected to contribute less than either of the amounts that would have been determined by the two formulae above to avoid the extra expense. After providing for the Company’s contribution to the Retiree Health Plan discussed in Note 14 and the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan

Total contributions by the Company to the above profit-sharing plans were $4,371,000 in 2003, $4,579,000 in 2002, and $3,672,000 in 2001. Only a portion of the contributions for 2002 and 2003 were actually paid within the calendar year. The reason for the delay in making the contribution was that the portion being contributed to the ESOP would be used to purchase Company stock. With the Company repurchasing stock for retirement during much of 2002 and 2003, the ESOP would be competing with the Company in the market. The balance of the 2002 contribution was paid in 2003 and the balance of the 2003 contribution will be paid in 2004. Aside from the employer’s matching contribution to the Salary Savings Plan or 401(k) component of the profit-sharing plan, the contributions went to the ESOP in 2003, both to the I&I Plan and the ESOP in 2002, and exclusively to the I&I Plan in 2001.

17. COMMITMENTS AND CONTINGENCIES

Table of Contractual Obligations

The following table shows the contractual obligations the Company is committed to make. The nature, business purpose, and significance of the items are discussed in separate sections below the table.

	As of December 31, 2003

(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2002

Deposits *	$3,534,423	$251,773	$66,817	$1,704	$3,854,717	$3,516,077
Borrowings	171,887	241,000	64,000	81,000	557,887	294,692
Purchase obligations	1,437	245	—	—	1,682	2,188
Non-cancelable leases	9,054	14,880	12,488	49,578	86,000	41,316

* Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less Than One Year time range.

Deposits: As a commercial bank, deposits are the primary funding source for the Company’s business. Deposits are accepted from both retail customers and business entities. In addition to representing the largest funding source, they are also generally lower in cost than any other source of funding because of the Federal deposit insurance that is made available through the Federal Deposit Insurance Corporation (the “FDIC”) to depositors of banks. The Company continuously solicits new deposit customers and frequently uses special promotions to attract them.

While the Company is contractually obligated to repay all depositors, only the certificates of deposits have specific maturities. There are some legal limitations on the ability of customers to withdraw funds from savings and other non-transaction accounts and the Company monitors activity on non-transaction accounts, limiting withdrawal activity to less than six transactions per month. Checking and NOW accounts are demand accounts which may be withdrawn at anytime.

The table above shows the maturity of the certificates of deposit, with non-term deposits all showing as due in the less than one year time range.

In Note 11 is a table that shows the balances of the various categories of deposits and the associated interest expense.

Borrowings:  Non-deposit borrowings constitute the other source of funding for bank operations. These borrowings include short and long-term obligations. The short-term obligations include securities sold under agreements to repurchase and Federal funds purchased (see Note 12). The long-term obligations include FHLB advances, PCBNA’s subordinated debt, and Bancorp’s senior debt (see Note 13). There are no specific triggering events associated with this debt other than defaulted payments that cause the total amounts to become due and payable prior to the contractual maturity.

Purchase obligations:  The amounts shown in the table for purchase obligations represent payments the must be made for the new computer software system the Company is installing. Leasing of Premises:  The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2003, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $3.5 million. Approximately 60% of these payments are due to the Company over the next three years.

Total rental expense, net of sublease income, for premises included in operating expenses are $7.0 million in 2003, $6.6 million in 2002, and $6.0 million in 2001.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $5.8 million at December 31, 2003 and $4.2 million at December 31, 2002. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of December 31, 2003 and 2002, the contractual notional amounts of these instruments are as follows:

	As of December 31, 2003

(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2002

Commercial lines of credit	$287,762	$75,973	$31,749	$60,507	$455,991	$519,385
Consumer lines of credit	3,815	5,778	8,051	156,244	173,888	131,087
Standby letters of credit	52,626	29,926	—	6,983	89,535	66,777

Commitments to extend credit — lines of credit — are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company has not usually charged fees in connection with loan commitments.

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

The Company anticipates that majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company charges a fee for these letters of credit. The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not generally anticipate that any significant losses will arise from such draws. In 2003, however, one of these letters of credit was drawn because of the borrower’s inability to meet its financial commitment. The Company has not recognized a receivable for the amount of the draw because of doubts regarding the borrower’s ability to pay the Company.

The Company has established an allowance for credit loss on letters of credit. In accordance with GAAP, this allowance is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the $3.9 million allowance is included in other liabilities.

The table below shows activity in this allowance account for last two years. During 2003, the Company funded one of the letters of credit for $3.1 million. The Company immediately wrote off this amount because of concerns for the customer’s ability to repay this amount.

	Years ended December 31,
(dollars in thousands)	2003	2002

Beginning reserve	$2,446	$302
Additions	4,624	2,144
Funded and written-off	3,128	—

Ending reserve	$3,942	$2,446

Lending Activities

With the exception of the RAL program mentioned in Note 6, the Company has concentrated its lending activity primarily with customers in the market areas served by its branch offices. Mergers and acquisitions have introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate. The nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. Economic growth along the Central Coast appears to be gaining strength during 2003, but even during 2002, the underlying value of real estate remained stable. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss in the allocated component.

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

18. SHAREHOLDER’S EQUITY

Stock Repurchases

In July 2001, the Board of Directors authorized the use of up to $20 million for the repurchase of shares of the Company’s stock from time to time as Management deems the price to be favorable. During 2001, approximately $15.0 million had been spent in repurchasing 694,000 shares.

In early 2002, the Company repurchased 225,000 shares with the remaining $5.0 million. In March 2002 the Board of Directors authorized the use of another $20 million for the repurchase of shares under the same terms. During 2002, approximately 519,000 shares were purchased for $13.2 million from this second authorization.

In early 2003, the Company repurchased 284,000 shares with the remaining $6.8 million. An additional $40 million of repurchases was authorized by the Board of Directors. Approximately $21.4 million of this was spent during the remainder of 2003 to repurchase 640,000 shares.

Stock Split

In April 2002, the Company’s Board of Directors approved a 4 for 3 stock split. The additional stock was distributed in June 2002. All share and per share amounts appearing in these notes and in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

Stock Option Plans

The Company’s stock option plans offer key employees and directors an opportunity to purchase shares of the Company’s common stock. The Company has six stock option plans.

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

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company’s common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire five years from the date of grant. The Board has granted some options that expire ten years from the date of grant. The options granted under the directors’ plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $3,230,000, $2,887,000, and $2,576,000 were surrendered in the years ended December 31, 2003, 2002, and 2001, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2003, 2002, and 2001 (adjusted for stock splits and stock dividends).

	Options	Per Share Price Ranges	Weighted Average Price	Weighted Average Expiration Date in Years

2003
Granted	118,683	$25.94 to $36.38	$31.35
Exercised	438,324	$4.94 to $27.38	$18.89
Cancelled and expired	15,551	$19.90 to $25.75	$20.67
Outstanding at end of year	4,593	$6.36 to $9.36	$7.54	1.53
	10,658	$9.37 to $13.36	$11.31	3.30
	277,479	$13.37 to $20.36	$16.88	2.71
	914,138	$20.37 to $30.36	$21.96	5.06
	82,592	$30.37 to $36.38	$32.82	4.08
Exercisable at end of year	868,681	$6.36 to $31.36	$20.27
Shares available for future grant	2,914,713

2002
Granted	692,440	$20.55 to $28.10	$21.50
Exercised	415,369	$5.17 to $31.28	$18.34
Cancelled and expired	14,891	$12.80 to $29.98	$26.10
Outstanding at end of year	4,398	$4.94 to $6.94	$5.86	1.59
	96,141	$6.95 to $9.94	$9.48	3.86
	74,881	$9.95 to $13.94	$13.64	4.85
	272,789	$13.95 to $19.94	$17.75	2.68
	1,176,443	$19.95 to $28.10	$21.87	5.50
Exercisable at end of year	1,063,387	$4.94 to $28.10	$20.14

2001
Granted	126,423	$19.65 to $22.52	$21.44
Exercised	497,332	$3.88 to $22.49	$16.67
Cancelled and expired	9,227	$9.47 to $26.03	$22.80
Outstanding at end of year	1,362,472	$3.88 to $26.03	$18.79
Exercisable at end of year	1,028,829	$3.88 to $26.03	$17.59

The following table discloses, separately for compensation plans approved by shareholders and plans not approved by shareholders, the number of shares to be issued upon exercise of outstanding options, the weighted average price of these outstanding options, and the number of shares remaining available for future issuance. All equity compensation plans have been approved by shareholders.

Plan category	Number of securities to be issued upon exer- cise of outstanding op- tions, warrants and rights	Weighted-average exercise price of out- standing options, warrants and rights	Number of securities re- maining available for future issuance under equity compensation plans (ex- cluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,289,460	$21.43	2,914,713

Equity compensation plans not approved by security holders	—	—	—

Total	1,289,460	$21.43	2,914,713

19. DIVIDENDS DECLARED

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. In 2001, the Company paid dividends of $0.17 per share per quarter. However, it changed the timing of the declaration of the dividend from the month prior to the quarter end to the first month of each quarter. For example, in April 2001 the Company declared a dividend of $0.17 per share payable in May 2001. In prior years, the dividend payable in May would have been declared in March. The number of dividends paid and the amount for the dividends paid to shareholders remains the same, but since only three quarterly dividends were declared in 2001, there is a smaller amount of dividends reported as declared in the Consolidated Statements of Shareholders Equity for 2001 than for the preceding years.

During 2002, the Company increased the amount of dividends paid to $0.18 per share per quarter.  During 2003, the Company increased the amount of dividends paid to $0.21 per share per quarter. The Company again increased the dividend and has declared a dividend of $0.22 payable the first quarter of 2004.

20. REGULATORY CAPITAL REQUIREMENTS

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2003 and 2002. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized.”

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

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$468,851	13.3%	$281,730	8.0%	$352,162	10.0%
Tier I Capital (to Risk Weighted Assets)	$353,714	10.0%	$140,865	4.0%	$211,297	6.0%
Tier I Capital (to Average Tangible Assets)	$353,714	7.4%	$190,000	4.0%	$237,500	5.0%

Risk Weighted Assets	$3,521,619
Average Tangible Assets	$4,749,992

As of December 31, 2002
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$403,965	12.1%	$267,037	8.0%	$333,796	10.0%
Tier I Capital (to Risk Weighted Assets)	$326,091	9.8%	$133,519	4.0%	$200,278	6.0%
Tier I Capital (to Average Tangible Assets)	$326,091	7.9%	$164,358	4.0%	$205,448	5.0%

Risk Weighted Assets	$3,337,963
Average Tangible Assets	$4,108,958

As of December 31, 2003, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table. The following table shows the three capital ratios for PCBNA at December 31, 2003 and 2002. There are no conditions or events since the notification that Management believes have changed or will change PCBNA’s category for other than temporary conditions related to the RAL program.

As of December 31,	Total Tier I and Tier II Capital to Risk Weighted Assets	Tier I Capital to Risk Weighted Assets	Tier I Capital to Average Tangible Assets

2003	13.31%	10.04%	7.45%
2002	12.26%	9.92%	8.08%

Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends which may be paid by PCBNA to Bancorp. The amounts which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2003, PCBNA would have been permitted to pay up to $85.6 million to Bancorp.

21. NONINTEREST REVENUE

The major grouping of noninterest revenue on the consolidated income statements includes several specific items:  service charges on deposits accounts, trust fees, refund transfer fees, gains on sale of tax refund loans, and gain or loss on sales and calls of securities.

The refund transfer fees are earned from the companion program of the Company’s refund loan program described in Note 6. When customers do not choose or do not qualify for the loan product, they may still benefit from an expedited payment of their income tax refund. After receiving the customer’s refund from the IRS, the Company either authorizes the tax preparer to provide a check directly to the customer or the Company deposits the check in the customer’s account. There is no loan involved with this product, and consequently the income is not classified as interest income.

The Company recorded a net gain on sale of tax refund loans of $8.0 million in 2003 and $10.2 million in 2002. These gains relate to the sale of RALs through the securitization vehicle discussed in Note 10. While the Company used a securitization in 2001, for accounting purposes the sale of the loans was treated as a secured borrowing and no gain on sale was recognized.

Noninterest revenue also includes several general categories:  other service charges, commissions, and fees and other income. Other service charges, commissions, and fees include a variety of revenues earned by providing services to customers like debit card fees, fees earned on the sale of products like checks, and fees earned from processing merchant credit card deposits. In late 2001, the Company sold this business. Reported in the table below are the amounts included in the Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001 for this business. There were no assets that were sold with this business, only the customer relationships. No material costs were incurred in the disposal. The employees were transferred to other areas. The Company will share in the revenue from these relationships over the next 10 years. The larger amount reported for 2001 reflects the amount earned by the Company for the processing. The smaller amounts in 2002 and 2003 reflect the revenue sharing arrangement. While the sale occurred in 2001, the buyer did not take over all of the processing until the first quarter of 2002.

(in thousands)	December 31,
	2003	2002	2001

Included in other service charges, commissions, and fees:
Merchant credit card processing	$1,202	$1,047	$8,174
Included in other income:
CRA qualified investment losses	(1,513)	(911)	(825)
Equipment lease income	163	754	1,119
Gains on sale of residential real estate loans	1,424	1,855	1,605

The CRA qualified investment losses result from the Company’s investments in limited partnerships that are set up to build or renovate low-income housing. Given the generally higher income demographics in the Company’s market areas, the Company does not have many opportunities to make the direct investments in low-income housing that are required for the Company to comply with the provisions of the Community Reinvestment Act. These partnerships operate at a loss but generate Federal and state income tax credits in excess of the after-tax impact of the losses.

In one of its acquisitions, the Company acquired an equipment leasing business. Unlike the commercial equipment leasing business run by the Company since 1996, in which the leases are actually accounted for as loans, this business owned the equipment and leased it out. After its acquisition, the Company regarded this business as peripheral to its main business lines and has simply let the leases expire and disposed of the equipment.

Also included in other noninterest revenues in 2001 is a gain of $2.9 million from the sale of the Company’s merchant card processing business.

22. OTHER OPERATING EXPENSE

The table below discloses the largest items included in other operating expense. Consultants include the Company’s independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)	December 31,
	2003	2002	2001

Noninterest expense
Marketing	$3,772	$3,572	$3,693
Consultants	7,198	4,133	5,727
Merchant credit card clearing fees	56	444	6,453
Software expense	8,205	5,675	3,756
Amortization of goodwill	—	—	2,564
Amortization of core deposit intangibles	850	637	32
Telephone and wires	3,609	3,687	4,383
Off-balance sheet contingency loss	4,624	2,144	15
Workers compensation insurance	1,895	918	447

Merchant credit card clearing fees were reduced substantially in 2002 because of the sale of the merchant card processing business as mentioned in Note 21. Amortization of goodwill was discontinued at the beginning of 2002 upon the adoption of SFAS 142. The amounts disclosed for 2002 and 2003 relate to core deposit intangibles — the computed value of the deposits acquired compared to alternative sources of funding.

23. DERIVATIVE INSTRUMENTS

The Company has established policies and procedures to permit limited use of off-balance sheet derivatives to help manage interest rate risk.

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

At various times beginning in 1999, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically specified pools of instruments — loans, securities, or deposits with similar interest rate characteristics or terms. Other types of derivatives are permitted by the Company’s policies, but have not been utilized.

The one such swap in place at the end of 2002 was related to a specific loan and qualified as a fair value hedge. The notional amount of this hedge at December 31, 2002 was $28.9 million with a fair value loss of approximately $1.1 million. This swap agreement expired in August of 2003.

The Company had other derivatives in place during 2001. A charge of $680,000 was taken in the first quarter of 2001, $320,000 of which was the cumulative effect of marking these derivatives to market upon the adoption of SFAS 133 on January 1, 2001 and $360,000 of which was the market adjustment arising during the first quarter. Additional charges were taken in the second and third quarters for the market adjustment that arose during those quarters. These charges were recorded as a reduction of noninterest income. These swaps were entered into when the Company was concerned about the negative impact on its fixed rate loans from increases in interest rates. With interest rates declining and expected to stay low for at least the next several quarters, the Company elected to dispose of these swaps. The loss on disposal plus the mark to market adjustment for the third quarter of 2001 was $718,000.

Matching Interest Rate Swaps Sold to Customers

The Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of December 31, 2003, there were swaps with a notional amount of $76.8 million. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged to the Company’s customer that is in excess of the fee paid by the Company to the other financial institution.

24. GUARANTEES

In November 2002, the FASB issued FIN 45. This interpretation of previously existing accounting standards clarifies the obligations under certain guarantee arrangements about which information is to be disclosed and the content of that disclosure. For the purposes of this interpretation, a guarantee would include contracts that obligate the guarantor to pay the guaranteed party because of: (1) changes in a specified interest rate, security price, commodity price, or other variable that relate to an asset, liability, or equity security of the guaranteed party; or (2) a third party’s failure to perform on an obligation to the guaranteed party. The Company has determined that its standby letters of credit and financial guarantees are guarantees within the meaning of FIN 45.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2003, the maximum undiscounted future payments that the Company could be required to make was $89.5 million. Approximately 89% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized, however, several are unsecured. The Company has a $381,000 liability recorded that is associated with the fair market value of the guarantees at December 31, 2003. As indicated in Note 17, as of December 31, 2003, the Company had established a contingency loss reserve for letters of credit of $3.9 million.

25. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP requires companies to disclose the fair value of those financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate those fair values. This must be done irrespective of whether or not the instruments are recognized on the balance sheets of the Company.

There are several factors that users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of certain financial instruments. Second, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships that provide stable sources of investable funds.

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

Mortgage Servicing Rights

Mortgage servicing rights are carried at their estimated fair value.

Deposit Liabilities

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31 of each year. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt and FHLB Advances

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities. For the senior and subordinated debt issues, the fair value is estimated using approximately the same interest rate spread to treasury securities of comparable term as the notes had when issued.

Repurchase Agreements, Federal Funds Purchased, and Treasury Tax and Loan

For Federal funds purchased and treasury tax and loan instruments, the carrying amount is a reasonable estimate of their fair value. The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Companies customers are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount.

Derivatives

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Financial Guarantees, Commitments, and Other Off-balance-sheet Instruments

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company does not believe that its loan commitments have a fair value within the context of this note because generally fees have not been charged, the use of the commitment is at the option of the potential borrower, the commitments are being written at rates comparable to current market rates, and the committed rate floats to an index that makes the eventual borrowing rate comparable to then current market rates.

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The fair value of these instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are as follows:

	As of December 31, 2003		As of December 31, 2002
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$150,010	$150,010	$151,540	$151,540
Federal funds sold	33,010	33,010	—	—
Money market funds	—	—	—	—
Securities available-for-sale	1,317,962	1,317,962	803,429	803,429
Securities held-to-maturity	—	—	65,846	74,616
Net loans	3,131,329	3,185,813	2,965,999	3,103,098
Mortgage servicing rights	537	537	995	995
Derivatives	1,436	1,436	—	1,718

Total financial assets	4,634,284	4,688,768	3,987,809	4,135,396

Financial liabilities:
Deposits	3,854,717	3,861,008	3,516,077	3,526,666
Long-term debt, FHLB Advances	491,100	502,822	252,000	268,821
Repurchase agreements,
Federal funds purchased, and
Treasury Tax & Loan	66,787	66,784	42,691	42,699
Derivatives	2,334	2,334	875	875

Total financial liabilities	4,414,938	4,432,948	3,811,643	3,839,061

Net financial Assets	$219,346	$255,820	$176,166	$296,335

26. SEGMENT REPORTING

While the Company’s products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Tax Refund Programs, and Fiduciary. The remaining activities of the Company are reported in a segment titled “All Other.”

Factors Used to Identify Reportable Segments

The Company uses a combination of internal reporting, products, services provided, and customers served to determine its reportable segments. The segments also reflect the specific management structure in which loan and deposit products are handled by different organizational units.

Types of Customers and Services from Which Revenues are Derived

Community Banking: Business units in this segment engage in small business lending (including Small Business Administration guaranteed loans) and leasing, consumer installment loans, home equity lines, and 1-4 family residential mortgages. The segment also includes all of the activities carried out in the Company’s branches. In addition to deposit-related services, these include safe deposit box rentals, foreign exchange, electronic fund transfers, and other ancillary services to businesses and individuals.

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

Refund Programs: The loan products provided in this segment are described in Note 6. The other product, refund transfers, consists of receipt of tax refunds from the Internal Revenue Service on behalf of individual taxpayers and authorizing the local issuance of checks to the taxpayers so that they do not need a mailing address or to wait for the refund check to be mailed to them. Both of these businesses relate to the filing of income tax returns and consequently are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

All Other: This segment consists of other business lines and support units. The administrative support units include the Company’s executive administration, data processing, marketing, credit administration, human resources, legal and benefits, treasury, and finance and accounting. The primary revenues are from PCBNA’s securities portfolios.

Change to the Reportable Segments

With the merger of the two subsidiary banks into the Bank during 2002, geographical region was no longer used as a determining characteristic of segments. The Company had used six specific segments — Retail Lending, Branch Activities, Wholesale Lending, Fiduciary, Refund Programs, Northern Region — when it originally reported its operations for 2001 and geography had been a factor used in determining the Company’s reportable segments. Branch Activities included all deposit-related services. Wholesale Lending included both commercial lending and private client services. The Northern Region included branch activities, wholesale lending, trust, retail lending, and administration, comparable to the separate segments used for the Southern Region. The activities of these segments for the year ended December 31, 2001 have been restated for comparability as follows to conform to the segments in use for 2002 and 2003. Retail Lending, Branch Activities, and the consumer activities of the Northern Region have been combined into Community Banking. The commercial activities of Wholesale Lending and the Northern Region have been combined into Commercial Banking. The trust activities of the Northern Region have been combined with the Fiduciary segment. The Refund Programs segment remains unchanged. The investment, administrative activities of the Northern Region, and the private client service activities of the wholesale lending segment have been combined with the All Other segment.

There were no changes in reportable segments from 2002 to 2003.

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

Included within the All Other segment are the Treasury functions that include managing the securities portfolios and borrowing funds as needed to supplement deposit growth and manage interest rate risk. The securities portfolios provide liquidity to the Company and earn income from funds received from depositors that are in excess of the amounts lent to borrowers. In other words, while some of the funds borrowed by Treasury are used within the segment to purchase securities, they are also used in the lending segments to fund loans. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and may be an opportunity cost for being unable to generate sufficient loans to make full use of the available funds. However, there is no one operating unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Instead, each segment that uses funds through lending or investing is charged for its funds at the same rates based solely on the maturity terms or repricing characteristics of the assets funded. The Community Banking and All Other segments are credited for the funds they provide based on the maturity term or repricing characteristics of those funds.

To better measure the profitability of the consumer lending and Treasury activities and to reflect that the funds used and provided are not of the same maturity, the charges and credits for funds within the Community Banking and All Other segment are not netted.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment’s contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 15) that do not apply equally to all segments. In addition, if segments were measured by their net-of-tax contribution, they would be advantaged or disadvantaged by any enacted changes in tax rates even though such changes are not reflective of the performance of a segment.

Specific Segment Disclosure

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief executive officer.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total

Year Ended December 31, 2003
Revenues from external customers	$124,152	$96,544	$64,117	$14,682	$61,018	$360,513
Intersegment revenues	70,850	—	1,824	1,416	34,380	108,470

Total revenues	$195,002	$96,544	$65,941	$16,098	$95,398	$468,983

Profit (Loss)	$87,744	$60,221	$41,300	$9,540	$(74,213)	$124,592
Interest income	95,875	94,559	31,984	—	56,350	278,768
Interest expense	31,997	—	814	467	20,655	53,933
Internal charge for funds	30,788	27,650	2,684	10	47,338	108,470
Depreciation	3,665	169	547	106	5,433	9,920
Total assets	1,529,344	1,595,788	24,008	1,206	1,709,284	4,859,630
Capital expenditures	—	—	—	—	15,662	15,662

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total

Year Ended December 31, 2002
Revenues from external customers	$120,509	$107,089	$48,845	$13,660	$57,081	$347,184
Intersegment revenues	98,709	—	4,046	2,020	36,798	141,573

Total revenues	$219,218	$107,089	$52,891	$15,680	$93,879	$488,757

Profit (Loss)	$64,672	$61,138	$33,993	$9,571	$(48,004)	$121,370
Interest income	96,027	105,284	19,846	—	52,243	273,400
Interest expense	42,661	—	1,604	934	17,600	62,799
Internal charge for funds	49,033	38,146	2,648	14	51,732	141,573
Depreciation	4,084	213	511	267	4,610	9,685
Total assets	1,419,320	1,572,506	18,935	980	1,207,472	4,219,213
Capital expenditures	—	—	—	—	12,952	12,952

	Community Banking	Commercial Banking	Refund Programs	All Fiduciary	Other	Total

Year Ended December 31, 2001
Revenues from external customers	$109,201	$133,484	$40,717	$13,603	$65,643	$362,648
Intersegment revenues	83,449	—	3,607	3,289	32,626	122,971

Total revenues	$192,650	$133,484	$44,324	$16,892	$98,269	$485,619

Profit (Loss)	$15,526	$58,054	$25,102	$5,888	$(8,969)	$95,601
Interest income	83,132	131,354	26,407	—	55,548	296,441
Interest expense	75,862	7	1,080	3,298	16,979	97,226
Internal charge for funds	50,427	34,395	3,752	—	34,397	122,971
Depreciation	2,055	177	301	114	5,704	8,351
Total assets	1,189,344	1,573,058	4,228	3,105	1,191,194	3,960,929
Capital expenditures	26	—	—	—	18,539	18,565

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated financial statements.

(dollars in thousands)	Year Ended December 31,
	2003	2002	2001

Total revenues for reportable segments	$468,983	$488,757	$485,619
Elimination of intersegment revenues	(108,470)	(141,573)	(122,971)
Elimination of taxable equivalent adjustment	(6,579)	(6,654)	(5,814)

Total consolidated revenues	$353,934	$340,530	$356,834

Total profit or loss for reportable segments	$124,592	$121,370	$95,601
Elimination of taxable equivalent adjustment	(6,579)	(6,654)	(5,814)

Income before income taxes	$118,013	$114,716	$89,787

For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases is reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements.

With respect to the disclosure of total assets for the individual segments, fixed assets used by the other segments are all nonetheless recorded as assets of the All Other segment that manages most of them. Depreciation expense of these assets is charged to the segment that uses them.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

For the Company, the process of disaggregating its businesses into these segments is somewhat arbitrary. Many of the Company’s customers do business with more than one segment. In these cases, the Company may use relationship pricing, whereby customers may be given a favorable price on one product because the other products they use are very profitable for the Company. To the extent that these products are in different segments as defined above, one segment may be sacrificing profitability to another for the sake of the overall customer relationship.

27. PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Balance Sheets
(in thousands)

	December 31,
	2003	2002

Assets
Cash	$3,261	$25,584
Investment in and advances to subsidiaries	425,540	376,048
Loans, net	26	81
Premises and equipment, net	2,485	4,570
Other assets	14,655	11,480

Total assets	$445,967	$417,763

Liabilities
Senior debentures	$40,000	$40,000
Other liabilities	6,919	6,688

Total liabilities	46,919	46,688

Equity
Common stock	8,494	8,641
Surplus	72,916	94,314
Accumulated other comprehensive income	12,807	11,561
Retained earnings	304,831	256,559

Total shareholders’ equity	399,048	371,075

Total liabilities and shareholders’ equity	$445,967	$417,763

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Income Statements
(in thousands)

	Years Ended December 31,
	2003	2002	2001

Equity in earnings of subsidiaries:
Undistributed	$48,244	$40,870	$33,512
Dividends	29,000	33,500	25,550
Interest income	—	241	467
Interest expense	(3,016)	(2,990)	(1,829)
Other income	35	43	(225)
Other operating expense	(705)	1,816	(3,231)
Income tax benefit	2,113	1,371	1,867

Net income	$75,671	$74,851	$56,111

PACIFIC CAPITAL BANCORP
(Parent Company Only)
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2003	2002	2001

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$75,671	$74,851	$56,111
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiaries	(77,244)	(74,370)	(59,062)
Amortization of goodwill	—	—	456
Depreciation expense	126	1,421	1,702
(Increase) decrease in other assets	(3,390)	12,892	(3,973)
Increase (decrease) in other liabilities	231	(11,240)	11,488

Net cash used in operating activities	(4,606)	3,554	6,722

Cash flows from investing activities:
Net increase (decrease) in securities purchased under agreements to resell	—	14,500	(14,500)
Net decrease (increase) in loans	55	153	36
Capital expenditures	2,172	8,614	(9,633)
Distributed earnings of subsidiaries	29,000	33,500	25,550

Net cash provided by investing activities	31,227	56,767	1,453

Cash flows from financing activities:
Proceeds from other borrowing	—	—	40,000
Payments on short term borrowing	—	—	(15,000)
Proceeds from issuance of common stock	6,663	5,511	6,182
Payments to retire common stock	(28,208)	(18,222)	(15,008)
Dividends paid	(27,399)	(23,707)	(23,346)

Net cash used in financing activities	(48,944)	(36,418)	(7,172)

Net (decrease) increase in cash and cash equivalents	(22,323)	23,903	1,003
Cash and cash equivalents at beginning of period	25,584	1,681	678

Cash and cash equivalents at end of period	$3,261	$25,584	$1,681

Supplemental disclosures: none

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003 Quarters				2002 Quarters
(amounts in thousands except per share amounts)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$62,558	$59,951	$60,432	$89,248	$61,730	$62,362	$64,153	$78,501
Interest expense	13,183	13,038	13,482	14,230	14,500	15,098	15,656	17,545
Net interest income	49,375	46,913	46,950	75,018	47,230	47,264	48,497	60,956
Provision for credit losses	1,381	2,653	2,635	11,617	2,447	(1,505)	4,696	14,089
Noninterest revenue	13,250	14,066	15,577	38,852	13,102	11,432	12,731	36,519
Operating expense	42,258	38,058	38,939	44,447	37,152	34,259	32,764	39,113
Income before income taxes	18,986	20,268	20,953	57,806	20,733	25,942	23,768	44,273
Income taxes	6,389	7,011	7,554	21,388	6,244	8,326	8,546	16,749
Net Income	$12,597	$13,257	$13,399	$36,418	$14,489	$17,616	$15,222	$27,524

Net earnings per share:
Basic	$0.37	$0.39	$0.39	$1.06	$0.42	$0.50	$0.44	$0.79
Diluted	$0.37	$0.39	$0.38	$1.05	$0.42	$0.50	$0.43	$0.79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled “The Board of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the annual meeting to be held April 27, 2004 that will be filed within 120 days following the fiscal year end December 31, 2003 (“Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section titled “Executive Compensation” in the Company’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the section titled “Beneficial Ownership Chart” in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section titled “Other Information” in the Company’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section titled “Audit Committee Report” in the Company’s Proxy Statement.

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

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 14 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 “Compensation Plans and Agreements,” in the Exhibit Index.

(b)	REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2003.

Subject		Filing Date
Item 7.	Other Events	October 17, 2003
Press release announcing acquisition of Pacific Crest Capital, Inc.

Subject		Filing Date
Item 5.	Other Events	October 21, 2003
Transcript of conference call discussing acquisition of Pacific Crest Capital, Inc.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	October 28, 2003
Press release announcing earnings for third quarter of 2003.

(c)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 14 of this report.

(d)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ William S. Thomas. Jr.	March 5, 2004
William S. Thomas, Jr.	Date
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David W. Spainhour	March 5, 2004	/s/ William S. Thomas, Jr.	March 5, 2004
David W. Spainhour	Date	William S. Thomas, Jr.	Date
Chairman of the Board		President
Chief Executive Officer
(Principal Executive Officer)

/s/ Edward E. Birch	March 5, 2004	/s/ Richard M. Davis	March 5, 2004
Edward E. Birch	Date	Richard M. Davis	Date
Director		Director

/s/ Richard S. Hambleton, Jr.	March 5, 2004	/s/ Dale E. Hanst	March 5, 2004
Richard S. Hambleton, Jr.	Date	Dale E. Hanst	Date
Director		Director

/s/ D. Vernon Horton	March 5, 2004	/s/ Roger C. Knopf	March 5, 2004
D. Vernon Horton	Date	Roger C. Knopf	Date
Vice Chairman		Director

/s/ Donald Lafler	March 5, 2004	/s/ Clayton C. Larson	March 5, 2004
Donald Lafler	Date	Clayton C. Larson	Date
Executive Vice President		Vice Chairman
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Gerald T. McCullough	March 5, 2004	/s/ Richard A. Nightingale	March 5, 2004
Gerald T. McCullough	Date	Richard A. Nightingale	Date
Director		Director

/s/ Kathy J. Odell	March 5, 2004
Kathy J. Odell	Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Exhibit Number	Description *

3.	Articles of Incorporation and Bylaws:

	3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (1)

3.2

Certificate of Determination for the Series A Preferred Stock of Pacific Capital Bancorp (incorporated by reference to Exhibit 3(b) to Pacific Capital Bancorp’s Registration Statement on Form S-4 (Registration No. 333-36298) filed May 4, 2000).

	3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective April 25, 2000. (6)

	3.4	Certificate of Amendment of Articles of Incorporation dated May 28, 1999. (11)
	3.5	Certificate of Amendment of Articles of Incorporation dated May 13, 2002. (12)

4.	Instruments Defining the Rights of Security Holders, including indentures

4.1

Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Pacific Capital Bancorp’s Registration Statement on Form 8-A dated December 14, 1999).

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

10.1.2

Pacific Capital Bancorp Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. One to Santa Barbara Bancorp’s Registration Statement on Form S-8 (Registration No. 33-48724), filed on June 13, 1995).

		10.1.3	Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 1998. (5)

		10.1.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1998. (5)

10.1.5

Santa Barbara Bank & Trust Key Employee Retiree Health Plan incorporated by reference to Exhibit 10.1.8 to Santa Barbara Bancorp’s Annual Report on Form 10-K (File No. 0-11113) for fiscal year ended December 31, 1993).

			10.1.5.1	First Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (4)

		10.1.5.2	Second Amendment to Santa Barbara Bank & Trust Key Employee Retiree Health Plan. (4)

10.1.6

Santa Barbara Bank & Trust Retiree Health Plan (Non-Key Employees) (incorporated by reference to Exhibit 10.1.9 to Santa Barbara Bancorp’s Annual Report on Form 10-K (File No. 0-11113) for the fiscal year ended December 31, 1993).

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

10.1.9

Pacific Capital Bancorp Directors’ Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Pacific Capital Bancorp’s Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

10.1.10

Pacific Capital Bancorp 1984 Amended and Restated Stock Option Plan and Forms of Agreements as amended to date (incorporated by reference to Exhibit 10.27 to Pacific Capital Bancorp’s Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

10.1.11

Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements (incorporated by reference to Exhibit 4 to Pacific Capital Bancorp’s Amendment No. 1 to Registration Statement on Form S-8 (Registration No. 33-83848) filed on November 15, 1994).

	10.1.12	Pacific Capital Bancorp Management Retention Plan as amended through February 27, 2003. (10)

	10.1.13	Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (8)

		10.1.13.1	Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated December 15, 1999. (8)

21.	Subsidiaries of the registrant **

23.	Consents of Experts and Counsel

	23.1	Consent of PricewaterhouseCoopers LLP with respect to financial statements of the Registrant **

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

	31.1	Certification of William S. Thomas, Jr.

	31.2	Certification of Donald Lafler

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher, Corporate Secretary Pacific Capital Bancorp P.O. Box 60839 Santa Barbara, CA 93160

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

**	Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1)	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-74831) filed March 18, 1999.

(2)	Filed as Exhibits 10.1.1 through 10.1.1.5 and 10.1.10 through 10.1.10.2 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1996.

(3)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1995.

(4)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for the fiscal year ended December 31, 1997.

(5)	Filed as an Exhibit to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1998.

(6)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(7)	Filed as Exhibit 10.1.9 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(8)	Filed as Exhibits 10.1.13 and 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 1999.

(9)	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-88634) filed May 17, 2002.

(10)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2003.

(11)	Filed as Exhibit 3.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2002.

(12)	Filed as Exhibit 3.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2002.