Form 10-Q
period 2004-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2004-05-10
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004

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

(805) 564-6405
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

Common Stock - As of April 30, 2004 there were 34,075,474 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited) March 31, 2004 and December 31, 2003

Consolidated Statements of Income (unaudited) Three-Month Periods Ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows (unaudited) Three-Month Periods Ended March 31, 2004 and 2003

Consolidated Statements of Comprehensive Income (unaudited) Three -Month Periods Ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars and share amounts in thousands except per share amounts)

	March 31, 2004	December 31, 2003

Assets:
Cash and due from banks	$151,701	$150,010
Federal funds sold and securities purchased under agreements to resell	95	33,010

Cash and cash equivalents	151,796	183,020

Securities available-for-sale, at fair value (Note 4)	1,483,736	1,317,962
Loans, net of allowance of $53,246 at March 31, 2004 and $49,550 at December 31, 2003 (Note 5)	3,640,921	3,131,329
Premises, equipment and other long-term assets	77,144	73,959
Accrued interest receivable	21,158	19,608
Goodwill (Note 7)	104,324	30,048
Other intangible assets (Notes 7 and 8)	7,659	2,962
Other assets (Note 6)	142,937	100,742

Total assets	$5,629,675	$4,859,630

Liabilities:
Deposits:
Noninterest bearing demand deposits	$1,003,555	$924,106
Interest bearing deposits	3,287,940	2,930,611

Total Deposits	4,291,495	3,854,717
Federal funds purchased and securities sold under agreements to repurchase	78,311	58,339
Long-term debt and other borrowings (Note 9)	720,669	499,548
Accrued interest payable and other liabilities	96,651	47,978

Total liabilities	5,187,126	4,460,582

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 60,000 authorized; 34,075 outstanding at March 31, 2004 and 33,963 at December 31, 2003)	8,522	8,494
Surplus	75,285	72,916
Accumulated other comprehensive income	18,798	12,807
Retained earnings	339,944	304,831

Total shareholders’ equity	442,549	399,048

Total liabilities and shareholders’ equity	$5,629,675	$4,859,630

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars and share amounts in thousands except per share amounts)
	For the Three-Month Periods Ended March 31,

	2004	2003

Interest income:
Loans	$86,624	$79,322
Securities	13,660	9,476
Federal funds sold and securities purchased under agreements to resell	481	450

Total interest income	100,765	89,248

Interest expense:
Deposits	8,988	9,904
Securities sold under agreements to repurchase and Federal funds purchased	534	471
Other borrowed funds	5,375	3,855

Total interest expense	14,897	14,230

Net interest income	85,868	75,018
Provision for credit losses (Note 5)	7,584	11,617

Net interest income after provision for credit losses	78,284	63,401

Non interest revenue:
Service charges on deposits	4,036	3,723
Trust fees	4,054	3,514
Refund transfer fees	17,715	16,460
Other service charges, commissions and fees, net	5,824	5,467
Net gain on sale of tax refund loans	2,945	8,031
Net (loss) gain on securities transactions	(67)	60
Other income	2,114	1,597

Total noninterest revenue	36,621	38,852

Operating expense:
Salaries and benefits	25,130	23,542
Net occupancy expense	3,552	3,504
Equipment expense	2,069	2,166
Other expense	16,365	15,235

Total operating expense	47,116	44,447

Income before income taxes	67,789	57,806
Provision for income taxes	25,198	21,388

Net income	$42,591	$36,418

Earnings per share - basic (Note 3)	$1.25	$1.06
Earnings per share - diluted (Note 3)	$1.24	$1.05
Average number of shares - basic	34,031	34,510
Average number of shares - diluted	34,363	34,775
Dividends declared per share	$0.22	$0.18
Dividends paid per share	$0.22	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	For the Three-Month Periods Ended March 31,
	2004	2003

Cash flows from operating activities:
Net Income	$42,591	$36,418
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,276	2,453
Provision for credit losses	7,584	11,617
Net amortization of discounts and premiums for securities and commercial paper	348	435
Net change in deferred loan origination fees and costs	1,134	(638)
Net loss (gain) on sales and calls of securities	67	(60)
Change in accrued interest receivable and other assets	(27,345)	2,053
Change in accrued interest payable and other liabilities	46,894	45,893

Net cash provided by operating activities	73,549	98,171

Cash flows from investing activities:
Purchase of bank or branches	(123,282)	—
Proceeds from sales of AFS securities	12,621	22,704
Proceeds from calls, maturities, and partial paydowns of AFS securities	60,596	74,079
Proceeds from calls and maturities of HTM securities	—	2,680
Purchase of AFS securities	(110,468)	(104,745)
Net increase in loans made to customers	(105,813)	(13,808)
Purchase or investment in premises and equipment	(4,367)	(4,944)

Net cash used in investing activities	(270,713)	(24,034)

Cash flows from financing activities:
Net increase in deposits	146,290	123,939
Net increase (decrease) in borrowings with maturities of 90 days or less	(6,933)	2,771
Proceeds from long-term debt and other borrowing	1,412,000	20,200
Payments on long-term debt and other borrowing	(1,380,336)	(19,881)
Cash paid for retirement of stock	—	(4,744)
Proceeds from issuance of common stock	2,397	1,074
Dividends paid	(7,478)	(6,178)

Net cash provided by financing activities	165,940	117,181

Net (decrease) increase in cash and cash equivalents	(31,224)	191,318
Cash and cash equivalents at beginning of period	183,020	151,540

Cash and cash equivalents at end of period	$151,796	$342,858

Supplemental disclosure:
Interest paid during period	$16,087	$16,205

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	For the Three-Month Period Ended March 31, 2004			For the Three-Month Period Ended March 31, 2003

	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$67,789	$25,198	$42,591	$57,806	$21,388	$36,418
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	10,271	4,319	5,952	6,900	2,901	3,999
Less: reclassification adjustment for (losses) gains included in net income	(67)	(28)	(39)	60	25	35

Other comprehensive income	10,338	4,347	5,991	6,840	2,876	3,964

Comprehensive income	$78,127	$29,545	$48,582	$64,646	$24,264	$40,382

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2004
(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are used for the transactions described in Note 8, “Transfers and Servicing of Financial Assets.” All references to the “Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into PCBNA. PCC Trust I, PCC Trust II, and PCC Trust III had been created by PCCI for the exclusive purpose of issuing trust preferred securities. These last three entities will remain stand-alone subsidiaries of Bancorp but will not be consolidated in the Company’s financial statements (see New Accounting Pronouncements regarding the nonconsolidation of these subsidiaries and Note 2, “Business Combinations” for more information on the PCCI acquisition).

Prior to March 29, 2002, Bancorp had two wholly owned bank subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”). SBB&T and FNB were merged on that date to form PCBNA. The “Bank” is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. PCBNA continues to use the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various market areas. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of PCCI.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

Securities

Securities may be classified as either “held-to-maturity” or “available-for-sale.” Securities for which the Company has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If the Company were to purchase securities principally for the purpose of selling them in the near term, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities and has decided that all securities could be sold for any of the reasons noted above. Consequently, all securities are classified as available-for-sale. On determining gain or loss on securities, cost is determined by specific identification.

The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade.

Loans

Nonaccrual Loans—When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest income. Generally, the Company stops accruing interest when the loan has become delinquent by more than 90 days, or in the case of individually analyzed large loans, when an event of default has occurred and further analysis suggests that it is unlikely that the obligor will continue to pay according to the agreed terms of the credit.

Impairment—Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

Impaired loans are reviewed each quarter or upon receipt of material information, to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan’s observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, and certain other factors suggest that the excess is or would be reasonably achievable in a reasonable period of time using methods available to the bank, then no valuation allowance for that loan is established.

GAAP recognizes that some impaired loans may have risk characteristics that are unique to the individual borrower and other impaired loans may have risk characteristics in common with other impaired loans. In the former case, the creditor is expected to apply the measurement methods mentioned in the preceding paragraph on a loan-by-loan basis. In the latter case, the creditor is allowed to aggregate those loans and use historical statistics in measuring the amount of the valuation allowance needed. Because the loans currently identified as impaired by the Company have unique risk characteristics, the valuation allowance disclosed in Note 5, “Loans and the Allowance for Credit Losses,” for impaired loans is determined on a loan-by-loan basis.

Allowance for Other Loans—The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of “impairment” but for which repayment is nonetheless uncertain; and (3) probable losses incurred in the various loan portfolios, but which have not been specifically identified as of the period end. The amounts of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”).

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends.

Origination Fees—The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for commercial and consumer loans, the total net deferred or unamortized amounts for these categories are additions to the loan balances.

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. As of March 31, 2004 and December 31, 2003, the Company held no properties which it had obtained from foreclosure.

Goodwill and Other Intangible Assets

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill recognized in connection with the March 5, 2004 PCCI acquisition is recorded in the “All Other” segment on the tables included in Note 14, “Segment Disclosure, “ while the remainder of the Company’s goodwill is recorded within the “Community Banking” segment. Prior to the effective date of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the purchased goodwill was being amortized over 10 and 15 year periods.

The deposits of financial institutions—especially the deposits other than certificates—are generally the result of long-term customer relationships. These deposits are therefore more valuable to a purchaser than simply their outstanding amount would indicate because financial institutions have to spend marketing and other acquisition costs to generate these customer relationships. Therefore, when deposits are purchased, the seller demands an acquisition cost representing the value of the relationship. In the sale of deposits, because the buyer is actually assuming a liability from the seller, this acquisition cost is represented by the amount that the liability assumed exceeds the cash paid to the buyer to assume the liability. This acquisition cost is termed a Core Deposit Intangible (“CDI”). The Company records this CDI as an asset and amortizes it against other expense over the expected average life of the deposit relationships acquired. The amount of the CDI and the expected average life of the relationship will differ depending on the nature of the deposits and the customers.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at March 31, 2004 or December 31, 2003.

See Note 2, “Business Combinations,” for information regarding the March 5, 2004 acquisition of PCCI.

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

Comprehensive Income

Components of comprehensive income are changes in the equity accounts other than those changes resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets net of income tax effect as “Accumulated other comprehensive income.”

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

Segment Disclosure

While the Company’s products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: “Community Banking,” “Commercial Banking,” “Refund Programs,” and “Fiduciary.” The remaining activities of the Company are reported in a segment titled “All Other.”

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2003 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2003 10-K, other than the inclusion of the activities of Pacific Crest Bank, which was acquired in connection with the March 5, 2004 PCCI acquisition.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three-month periods ended March 31, 2004 and 2003 would have been as follows:

	For the Three-Month Periods Ended March 31,

(dollars in thousands)	2004	2003

Net Income, as reported	$42,591	$36,418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)	(132)

Pro forma net income	$42,469	$36,286

Earnings Per Share:
Basic - as reported	$1.25	$1.06
Basic - pro forma	$1.25	$1.05
Diluted - as reported	$1.24	$1.05
Diluted - pro forma	$1.24	$1.04

For purposes of this computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.74%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2023
Expected volatility 5 years:	0.2226
Expected dividend:	$0.84 per year

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

All derivatives are required to be recorded at their current fair value on the balance sheet. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income, within other income or other expense as appropriate.

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

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), permitted two methods of accounting for stock options granted to employees. Because information for prior years was not readily available when SFAS 123 was adopted, only prospective application was permitted. That is, companies adopting the “fair value” method recommended by SFAS 123 were not permitted to restate prior year results as if the statement had been adopted as of the earliest year presented in the financial statements.

SFAS 148 permits companies voluntarily changing to the “fair value” method to choose between the current prospective transition method and two other transition approaches if the change occurred in 2003. After 2003, companies voluntarily changing to the “fair value” method will have to use one of the two new transition approaches. The Company is still considering whether to change to the “fair value” method, and, if so, the appropriate way in the valuation of the options to address the absence of the transferability of the options that is assumed in the standard valuation models. Because it did not adopt the “fair value” method in 2003, should it elect to later adopt that method, the Company will be required to use one of the two new transition approaches specified in SFAS 148.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The provisions of SFAS 149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. Included within the scope of this pronouncements are mortgage loans originated for sale. The Company does sell some of the mortgage loans that it originates, but there are no commitments to sell and the Company only makes the decision after the loans are originated. Consequently, it has not recorded these as loans originated for sale.

SFAS 149 was effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS 149 are applied prospectively. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of these instruments would have been classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For the Company, the effective date was July 1, 2003. The Company holds no such financial instruments and the implementation of SFAS 150 had no impact on its consolidated financial statements.

On November 7, 2003 the FASB deferred the provisions of SFAS 150 as they apply to certain mandatorily redeemable financial instruments. The Company has not issued any mandatorily redeemable instruments, and as a result, this deferral is not expected to impact the Company.

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

The Company has two special-purpose entities used for the securitizations described in Note 8, “Transfers and Servicing of Financial Assets.” The special-purpose entity used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity (“QSPE”) as described in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). Instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company discloses them under the provisions of SFAS 140.

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

In connection with the March 5, 2004 PCCI acquisition, Bancorp added three business trust subsidiaries which had been originally created by PCCI for the exclusive purpose of issuing trust preferred securities. The three subsidiaries are PCC Trust I, PCC Trust II, and PCC Trust II. Because Bancorp is not the primary beneficiary of these entities, they have not been consolidated by the Company in accordance with FIN 46. However, the Company has included the investments in these subsidiaries in “Other assets” and the subordinated debt owed to these subsidiaries in “Long-term debt and other borrowings” on its Consolidated Balance Sheets. In its Consolidated Statements of Income, the Company has reported dividend income from the subsidiaries in “Other income” and interest expense on the subordinated debt in “Other borrowed funds.”

The Company has invested in several partnerships that promote the development of low cost housing by providing incentives in the form of tax credits. The partnerships also help the Company to meet its obligations under the Community Reinvestment Act. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. In certain partnerships, the Company holds more than 50% of the limited partners’ interests and would be regarded as the primary beneficiary. However, if the other partners’ shares of the total assets and liabilities were to be consolidated with the assets and liabilities of the Company, the effect on the balance sheet of the Company would be immaterial. In addition, the liabilities of these partnerships are nonrecourse to the Company. The Company has initiated steps with the promoter of these partnerships to sell its interests to an amount below 50%. Because of the immateriality, the Company has chosen not to consolidate.

Management does not believe that the Company is the primary beneficiary of any other such entities.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 requires loans that are acquired in a transfer or business combination to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition. Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. Early adoption is permitted. The Company does not expect to adopt SOP 03-3 prior to January 1, 2005, and accordingly, recognized and added $6.1 million to the allowance for loan losses in connection with the March 5, 2004 acquisition of PCCI.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-R”). SFAS 132R requires additional disclosures about defined benefit plans. The Company’s pension plans are defined contribution plans and are not included in the scope of this statement. Only the Company’s postretirement health plan is a defined benefit plan. The implementation of SFAS 132R did not have an impact on the Company’s results of operations, financial position, or cash flows. The disclosure required by SFAS 132 R is presented in Note 10.

2.       BUSINESS COMBINATIONS

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) in an all cash transaction valued at $136 million, or $26 per each diluted share of Pacific Crest Capital common stock. Pacific Crest Capital, Inc. was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank, which had three full-service California branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and specialized FDIC-insured savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through March 31, 2004. The Company acquired $131 million in investment securities, $412 million in loans, and $282 million in deposits in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $74.3 million was recognized as goodwill as discussed in Note 7, Goodwill and Other Intangible Assets.

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2003.

	Three Months Ended March 31, 2004	January 1, 2004 Through March 5, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

(dollars in thousands except per share amounts)	Company	Pacific Crest	ProForma Combined	Company	Pacific Crest	ProForma Combined

Revenues	$137,386	$7,996	$145,382	$128,100	$10,762	$138,862
Income before extra- ordinary items and the cumulative effect of accounting changes	$42,591	$1,694	$44,285	$36,418	$2,115	$38,533
Net income	$42,591	$1,694	$44,285	$36,418	$2,115	$38,533
Earnings per share	$1.24		$1.29	$1.05		$1.11

There were no extraordinary items or cumulative effects of accounting changes in the periods reported above for either company.
The following nonrecurring items (pre-tax) are included in the Pacific Crest column in above table for the period First Quarter of 2004 (in thousands):

Compensation cost to buy out stock options including payroll tax expense	$3,680
Investment banking fees	1,018
Legal expenses	172
Other costs related to the acquisition.	193

Total	$5,063

There were no material nonrecurring items included in the Company figures for the first quarter of 2004 related to the acquisition.

The Company also acquired the deposits and certain loans of two branches of another financial institution in 2002. This acquisition and the core deposit intangible resulting from it are also discussed in Note 7.

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

The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, was as follows (share, option, and net income amounts in thousands):

	Three-month Period Ended March 31, 2004		Three-month Period Ended March 31, 2003
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Numerator -- Net Income	$42,591	$42,591	$36,418	$36,418

Denominator -- weighted average shares outstanding	34,031	34,031	34,510	34,510

Plus: net shares issued in assumed stock option exercises		332		265

Diluted denominator		34,363		34,775

Earnings per share	$1.25	$1.24	$1.06	$1.05
Anti-dilutive options excluded		7		25

4.       SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances. As mentioned in Note 1, as of December 31, 2003, the Company classified all of its investment securities as available-for-sale.

Available-for-sale: (dollars in thousands)	March 31, 2004	December 31, 2003

Amortized cost:
In one year or less	$98,701	$98,316
After one year through five years	606,295	549,220
After five years through ten years	386,673	341,054
After ten years	359,631	307,273

Total Securities	$1,451,300	$1,295,863

Estimated fair value:
In one year or less	$100,239	$99,542
After one year through five years	616,218	556,563
After five years through ten years	391,110	342,757
After ten years	376,169	319,100

Total Securities	$1,483,736	$1,317,962

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands) March 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
U.S. Treasury obligations	$108,667	$2,436	$—	$111,103
U.S. agency obligations	196,231	5,969	—	202,200
Collateralized mortgage obligations	11,329	143	—	11,472
Mortgage-backed securities	926,426	5,518	(3,115)	928,829
Asset-backed securities	26,471	594	—	27,065
State and municipal securities	182,176	21,373	(482)	203,067

	$1,451,300	$36,033	$(3,597)	$1,483,736

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
U.S. Treasury obligations	$119,938	$2,114	$33)	$122,019
U.S. agency obligations	207,020	5,918	(19)	212,919
Collateralized mortgage obligations	12,327	83	(183)	12,227
Mortgage-backed securities	737,929	2,787	(7,211)	733,505
Asset-backed securities	26,804	227	—	27,031
State and municipal securities	191,845	19,528	(1,112)	210,261

	$1,295,863	$30,657	$(8,558)	$1,317,962

Gains or losses may be realized on securities in the available-for-sale portfolio as the result of sales of these securities carried out in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. As explained in Note 1, all of the securities held by the Company are classified as available for sale, and all are therefore carried at their fair value. However, as also explained in that note, adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a special component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company.  The following table discloses securities balances by category that are at an unrealized loss at March 31, 2004 and the range of duration of the loss. Included in the table are 78 securities that have been in an unrealized loss position for less than a year and one security that has been in an unrealized loss position for more than one year. The securities in this table were generally purchased within the first half of 2003 when interest rates on securities with a maturity of longer than two years were slightly lower than at December 31, 2003. There are no credit concerns regarding any of these securities and consequently the Company has no reason to believe that the full par value of the securities will not be received. The Company has concluded that none of these securities is other than temporarily impaired. The Company has the ability and intent to hold these securities until recovery.

	Less than 12 months		12 months or more		Total

As of March 31, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$—	$—	$—	$—	$—	$—
Federal Agency Mortgage
Backed Securities	458,048	(3,079)	7,271	(36)	465,319	(3,115)
Municipal Bonds	14,675	(482)	—	—	14,675	(482)
Asset backed Securities	—	—	—	—	—	—

Subtotal, Debt Securities	472,723	(3,561)	7,271	(36)	479,994	(3,597)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$472,723	$(3,561)	$7,271	$(36)	$479,994	$(3,597)

	Less than 12 months		12 months or more		Total

As of December 31, 2003 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$21,032	$(52)	$—	$—	$21,032	$(52)
Federal Agency Mortgage
Backed Securities	514,653	(7,212)	—	—	514,653	(7,212)
Municipal Bonds	30,933	(1,112)	—	—	30,933	(1,112)
Asset backed Securities	9,011	(182)	—	—	9,011	(182)

Subtotal, Debt Securities	575,629	(8,558)	—	—	575,629	(8,558)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$575,629	$(8,558)	$—	$—	$575,629	$(8,558)

5.       LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The balances in the various loan categories are as follows:

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Real estate:
Residential - 1 to 4 family	$814,170	$799,793	$670,230
Non-residential and multi-family residential	1,233,403	853,981	830,936
Construction	266,916	249,976	269,013
Commercial loans	720,623	680,679	644,327
Home equity loans	151,323	138,422	118,283
Consumer loans	271,212	296,286	270,069
Tax refund loans	52,106	-	51,963
Leases	162,561	148,504	136,990
Municipal tax-exempt obligations	13,603	11,419	28,683
Other loans	8,250	1,819	2,326

Total loans	3,694,167	3,180,879	3,022,820
Allowance for credit losses	53,246	49,550	53,992

Net loans	$3,640,921	$3,131,329	$2,968,828

The loan balances at March 31, 2004, December 31, 2003 and March 31, 2003 are net of approximately $6.5 million, $5.4 million, and $4.7 million respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

The following table discloses balance information about the impaired loans and the related allowance (dollars in thousands) as of March 31, 2004, December 31, 2003 and March 31, 2003:

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Loans identified as impaired	$49,323	$57,355	$56,396
Impaired loans for which a valuation allowance has been established	$18,169	$25,789	$50,394
Amount of valuation allowance for impaired loans	$6,790	$9,047	$12,683
Impaired loans for which no valuation allowance has been established	$31,154	$31,566	$6,002

The following table discloses additional information about impaired loans for the three-month periods ended March 31, 2004 and 2003:

	Three-month Periods Ended March 31,
(dollars in thousands)	2004	2003

Average amount of recorded investment in impaired loans for the year	$42,001	$47,323
Interest recognized during the period for impaired loans	$114	$1

The valuation allowance for impaired loans of $6.8 million as of March 31, 2004 is included within the allowance for credit losses of $51.6 million in the “All Other Loans” column in the statement of changes in the allowance account as of March 31, 2004 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total

Balance, December 31, 2003	$49,550	$-	$49,550
Addition from PCCI acquisition	6,146	-	6,146
Provision for credit losses	(1,370)	8,954	7,584
Credit losses charged against allowance	(5,053)	(10,270)	(15,323)
Recoveries added to allowance	2,335	2,954	5,289

Balance, March 31, 2004	$51,608	$1,638	$53,246

Balance, December 31, 2002	$53,821	$-	$53,821
Provision for credit losses	4,408	7,209	11,617
Credit losses charged against allowance	(5,925)	(9,142)	(15,067)
Recoveries added to allowance	1,599	2,022	3,621

Balance, March 31, 2003	$53,903	$89	$53,992

6.       OTHER ASSETS

Included in “Other assets” on the Consolidated Balance Sheets at March 31, 2004 and December 31, 2003, are deferred tax assets of $16.2 million and $19.4 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision for credit losses expense. The Company cannot necessarily deduct its provision for credit losses expense in its tax return in the same year in which it is recognized for financial statements. Provision for credit losses expense is deductible for income tax purposes only as loans are actually charged-off.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill is $104.3 million at March 31, 2004, of which $74.3 million is related to the PCCI March 5, 2004 acquisition, and $30.0 million at December 31, 2003 which is related to previous acquisitions as explained in Note 1. The goodwill arising from the PCCI acquisition is recorded in the “All Other” segment, while the remaining goodwill is recorded on the “Community Banking” segment. Also recorded on the Consolidated Balance Sheets at March 31, 2004 is $1.6 million in mortgage servicing rights, of which $0.9 million is related to the PCCI acquisition, as discussed in Note 8, “Transfers and Servicing of Financial Assets,” and an intangible asset of $6.0 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI. Of this amount, $2.9 million relates to the PCCI deposits. The Company has recorded this asset in the “Community Banking” segment. It is being amortized over 12 years.

Amortization expense for the remainder of 2004 and over the next three years on this core deposit intangible and current other intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense
	2004	$1,699
	2005	$1,370
	2006	$1,105
	2007	$377
	Thereafter	$1,491

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

As of March 31, 2004, pertinent data related to this securitization is as follows:

(dollars in thousands)
Principal amount outstanding	$5,581
Retained interest	$1,963
Principal amount of delinquencies greater than 30 days	$241

From inception and for the three-month period ended March 31, 2004:

(dollars in thousands)	From Inception	Three Months Ended March 31, 2004

Net credit losses	$615	$22
Cash flows received for servicing fees	$465	$8
Cash flows received on retained interest	$2,180	$98

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Retained interests are calculated based on the present value of excess cash flows due to the Bank over the life of the securitization. The key assumptions used in determining retained interests are outlined below.

	At Inception	At March 31, 2004
Discount rate	11%	8%
Prepayment rate	26.85%	35.53%
Weighted average life of prepayable assets	51 months	17 months
Default rate	1.00%	1.25%

The impact of changes on these assumptions to the carrying amount of the retained interests has been reflected in the Company’s Consolidated Balance Sheets and Consolidated Statements of Income.

As of March 31, 2004, the balance of the retained interest was $1.96 million. The calculation of the balance of retained interest is sensitive to changes in key assumptions as noted below:

(dollars in thousands)	Change in Retained Interest

+20 bps default rate	$(3)
+10 bps default rate	(1)
-10 bps default rate	1

+2% discount rate	(40)
+1% discount rate	(20)
-1% discount rate	20

+8% prepay rate	(2)
+4% prepay rate	(1)
-4% prepay rate	1

The Company’s consumer loan services department acts as the servicer for the securitized automobile loans in compliance with the terms established in the securitization agreements and in return receives a servicing fee reported in Other Service Charges, Commissions, and Fees. The servicer is responsible for servicing, managing and administering the receivables and enforcing and making collections on the receivables. The servicer is required to carry out its duties using the degree of skill and care that the servicer exercises in performing similar duties on its own obligations. This includes payment processing, insurance follow up, loan payoffs and release of collateral. Loan servicing generally consists of collecting payments from borrowers, processing those payments, and delinquent payment collections.

The terms of the securitization permits the Company to repurchase the remaining loans once the outstanding balance is less than 10% of the original amount sold. Subsequent to March 31, 2004, the Company exercised this option to repurchase the remaining loans.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2003 and 2004 sold RALs into a multi-seller conduit, backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2003 and 2004, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remained.

Mortgage Servicing Rights

The Company sells some of the residential mortgages it originates and, for most of these sold loans servicing is retained. As of March 31, 2004, the Company serviced $ 99.3 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing cost, which approximates fair value. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans.

As of December 31, 2002, the value of the Company’s MSR was $995,000. During the first quarter of 2003, the rate of prepayments on these loans increased. This resulted in a shorter period of time over which the Company expected to receive the servicing fees. To reflect this shorter period, the Company adjusted the valuation allowance of the servicing rights down by $444,000. This was in addition to the normal amortization expense for the quarter. Assuming that the higher prepayments would continue, the Company also reduced the value attributed to the MSR resulting from loans sold in the second quarter of 2003. No further adjustment was deemed necessary at the end of that quarter. The Company adjusted the valuation allowance of the servicing rights down by $158,000 in the third quarter of 2003 due to continued prepayments on underlying loans attributable to the low interest rate environment. The Company adjusted the valuation allowance of the servicing rights up by approximately $326,000 during the first quarter of 2004 due to a decline in prepayments. The value of the MSR at March 31, 2004 was $1.6 million.

In connection with the March 5, 2004 PCCI acquisition, the Company obtained a non-mortgage servicing asset of $866,000. This asset was created by PCCI’s sales of SBA 7(a) commercial business loans, whereby PCCI sold the guaranteed portion of such loans and retained the servicing, for which it received servicing fees. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. As with MSR, prepayments by the borrowers on the underlying loans reduce the value of the servicing asset. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. The amount of the SBA 7(a) loans sold and serviced by the Company at March 31, 2004 was $30.7 million.

9.       LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings included the following items:

(dollars in thousands)	March 31, 2004	December 31, 2003

Federal Home Loan Bank advances	$578,707	$380,100
Treasury Tax & Loan amounts due to Federal Reserve Bank	3,712	8,448
Subordinated debt issued by the Bank	71,000	71,000
Senior debt issued by the Bancorp	37,000	40,000
Subordinated debt issued by the Bancorp	30,250	—

Total	$720,669	$499,548

The “Subordinated debt issued by Bancorp” was assumed in connection with the March 5, 2004 PCCI acquisition. This debt is owed to the three business trust subsidiaries of Bancorp that were added in the PCCI acquisition and is comprised of the following: $13,750,000 owed to PCC Trust I, $6,190,000 owed to PCC Trust II, and $10,310,000 owed to PCC Trust III. Each of the three pieces of this subordinated debt will mature in 2033, but is callable by the Company in part or in total in 2008. The PCC Trust I debt has a fixed interest rate of 6.335% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%. The PCC Trust II debt has a fixed interest rate of 6.58% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%. The PCC Trust III debt has a fixed interest rate of 6.80% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.

As of March 31, 2004, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $156.9 million in 1 year or less; $329.8 million in 1 to 3 years, and $92.0 million in more than 3 years. The senior debt is due in July 2006 and the subordinated debt issued by the Bank is due in July 2011. The Treasury Tax and Loan notes are due on demand.

10.     OTHER POSTRETIREMENT HEALTH BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The coverage is provided through the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will pay a portion of the health insurance premium for the retiree. Though the premiums for a retiree’s health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid. The Plan is described in detail in Note 14 to the Company’s Consolidated Financial Statements in the 2003 10-K.

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

The increase in the APBO for the benefits being earned each year, is recognized through a charge to income called the Net Periodic Postretirement Benefit Cost (the “NPPBC”). The various components of the NPPBC are explained in the 2003 10-K.

The amount of NPPBC recognized in the first quarters of 2003 and 2004 are disclosed in the following table.

	For the Three Month Periods Ended March 31,
(dollars in thousands)	2004	2003

Service cost	$366	$248
Interest cost	199	167
Return on assets	(97)	(73)

Amortization of unrecognized transition obligation or transition asset	—	—
Recognized gains or (losses)	83	67
Prior service cost recognized	—	—
Gain or (loss) recognized due to a settlement or curtailment	—	—

Total	$551	$409

During the first quarter of 2004, Company contributed $1.1 million to the VEBA. The Company expects to contribute another $1 million during the remainder of 2004.

11.     COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with the RT customer and is specifically authorized and agreed to by the customer. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs have dismissed the complaint without prejudice. The plaintiffs have filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.13 billion and $781 million at March 31, 2004 and December 31, 2003, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $714 million and $585 million at March 31, 2004 and December 31,2003, respectively, were pledged to the FHLB as security for borrowings.

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

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of March 31, 2004 and December 31, 2003, the contractual notional amounts and the maturity of these instruments are as follows:

	As of March 31, 2004
						As of December 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$246,493	$108,645	$29,612	$58,904	$443,654	$455,991
Consumer lines of credit	3,687	5,764	8,092	168,743	186,286	173,888
Standby letters of credit	59,569	27,147	-	7,063	93,779	89,535

Total	$309,749	$141,556	$37,704	$234,710	$723,719	$719,414

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. In the second quarter of 2003, the Company added $2.1 million to the liability. The addition relates to two letters of credit extended to a customer whose financial condition changed significantly enough that it would be unable to meet the financial obligations for which the letters of credit provide credit enhancement. In the third quarter of 2003, another $440,000 was added to this liability. During the fourth quarter of 2003, $3.0 million was written off as one of the letters of credit was drawn. The balance of the liability at March 31, 2004 is $4.1 million, $3.0 million of which relates to the above mentioned customer.

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004
						As of December 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Deposits *	$3,977,218	$246,898	$65,928	$1,451	$4,291,495	$3,854,717
Borrowings	311,980	359,000	74,000	54,000	798,980	557,887
Purchase obligations	1,437	245	—	—	1,682	1,682
Non-cancelable leases	9,335	15,656	13,076	45,722	83,789	86,000

Total	$4,299,970	$621,799	$153,004	$101,173	$5,175,946	$4,500,286

* Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less Than One Year time range.

Non-cancelable leases: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of March 31, 2004, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $3.5 million. Approximately 60% of these payments are due to the Company over the next three years.

12.     DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the first quarter of 2004 for managing its own interest rate risk.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of March 31, 2004, these swaps had a notional amount of $77.2 million and a fair value of $2.6 million. To avoid increasing its own interest rate or foreign exchange risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover these customer swaps. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution, may default on its obligation.

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

Securities

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. As explained in Note 1, “Summary of Significant Accounting Policies,” all of the Company’s securities are classified as available-for-sale and are therefore carried at fair value. Consequently, the carrying amount is equal to the fair value in the table below.

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2004 and December 31, 2003, are as follows:

	As of March 31, 2004		As of December 31, 2003
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$151,701	$151,701	$150,010	$150,010
Federal funds sold	95	95	33,010	33,010
Securities available-for-sale	1,483,736	1,483,736	1,317,962	1,317,962
Net loans	3,640,921	3,656,265	3,131,329	3,185,813
Mortgage servicing rights	1,615	1,615	537	537
Derivatives	2,640	2,640	1,436	1,436

Total financial assets	5,280,708	5,296,052	4,634,284	4,688,768

Financial liabilities:
Deposits	4,291,495	4,297,358	3,854,717	3,861,008
Long-term debt, FHLB Advances	716,957	729,564	491,100	502,822
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	82,023	82,020	66,787	66,784
Derivatives	2,904	2,904	2,334	2,334

Total financial liabilities	5,093,379	5,111,846	4,414,938	4,432,948

Net financial Assets	$187,329	$184,206	$219,346	$255,820

14.     SEGMENT DISCLOSURE

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker. Except for the business activities acquired with PCCI, information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2003 10-K.

In connection with the March 5, 2004 PCCI acquisition, the operations of the three branches acquired have been included in the “Community Banking” segment.  The operations of PCCI’s commercial real estate and SBA lending areas report to the former CEO of PCCI, who reports to the CEO of the Company. Ordinarily, this would suggest a separate reporting segment. However since their assets, revenue, and profit are less than 10% of the Company’s consolidated assets, revenue, and profit, respectively, these areas have been included in the “All Other” segment. In addition, total revenues included in the indentified reportable segments without these lending areas account for more than 75% of total revenues and are expected to do so even when full periods are included.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total

Three months ended March 31, 2004
Revenues from external customers	$31,174	$24,597	$58,670	$4,121	$20,431	$138,993
Intersegment revenues	19,055	—	3,823	350	1,398	24,626

Total revenues	$50,229	$24,597	$62,493	$4,471	$21,829	$163,619

Profit (Loss)	$23,255	$17,230	$41,426	$2,795	$(15,310)	$69,396
Interest income	24,255	22,993	35,094	—	20,030	102,372
Interest expense	7,279	—	735	72	6,811	14,897
Internal charge for funds	6,977	5,218	—	—	12,432	24,626
Depreciation	815	38	135	20	1,268	2,276
Total assets	1,585,304	1,607,233	344,064	1,288	2,091,786	5,629,675
Capital expenditures	—	—	—	—	5,249	5,249

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total

Three months ended March 31, 2003
Revenues from external customers	$31,792	$24,597	$56,512	$3,577	$13,279	$129,757
Intersegment revenues	16,603	—	1,455	359	9,446	27,863

Total revenues	$48,395	$24,597	$57,967	$3,936	$22,725	$157,620

Profit (Loss)	$20,521	$14,781	$39,790	$2,322	$(17,951)	$59,463
Interest income	24,119	24,134	29,803	—	12,849	90,905
Interest expense	8,751	—	1,557	—	3,922	14,230
Internal charge for funds	8,448	7,739	2,377	1	9,298	27,863
Depreciation	921	41	135	29	1,327	2,453
Total assets	1,657,217	1,562,991	165,187	1,833	1,035,441	4,422,669
Capital expenditures	—	—	—	—	4,944	4,944

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2004 and 2003.

(dollars in thousands)	Three months ended March 31,
	2004	2003

Total revenues for reportable segments	$163,619	$157,620
Elimination of intersegment revenues	(24,626)	(27,863)
Elimination of taxable equivalent adjustment	(1,607)	(1,657)

Total consolidated revenues	$137,386	$128,100

Total profit or loss for reportable segments	$69,396	$59,463
Elimination of taxable equivalent adjustment	(1,607)	(1,657)

Income before income taxes	$67,789	$57,806

Intersegment revenues consist of transfer pricing for the funds provided by the “Community Banking,” “Refund Programs,” and “Fiduciary” segments, and through the borrowings incurred by the Company’s Treasury department included in “All Other.”  Internal charge for funds consists of transfer pricing for the funds used for lending activities by “Community Banking” and “Commercial Banking” and for the purchases of investments by the Treasury department. Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Interest rates were generally lower in the three-month period ended March 31, 2004 than in the corresponding period of 2003, and the internal charges for funds in the Community and Commercial Banking segments are lower. The internal charge for funds in the All Other segment is higher in 2004 than in 2003 because of the larger balance of securities resulting from the leveraging strategy implemented by the Company during the second and third quarters of 2003. Intersegment revenues in the Community Banking segment were higher than a year earlier because of the growth in deposits offset the relatively small decline in deposit rates. The changes in both intersegment revenues and charges for funds in the Refund Programs and the All Other segments relate to recording more of the borrowing used to support the Refund Programs directly in that segment rather than in the Treasury department, which is included in the All Other segment.

The Company records provision expense for all loans other than RALs in its Credit Administration Department which is included in the “All Other” segment. The $4.0 million difference between the provision for non-RAL loans for the first  quarter of 2003 and the first quarter of 2004 is the primary reason for the decrease in the pre-tax loss in this segment in the first quarter of 2004 compared to the same quarter of 2003. The decrease in provision expense was offset by increases in other expenses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAAP AND NON-GAAP MEASURES

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, these activities of these programs occur primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 14, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States (“GAAP”).

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

Note E to this discussion includes several tables that provide reconciliations for all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment. Notes designated by a letter are found at the end of this analysis and discussion. Notes designated by a number are notes to the financial statements which they follow.

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

Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note B. Many other banks also report these amounts and ratios on an FTE basis.

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $42.6 million for the quarter ended March 31, 2004, compared to $36.4 million in the first quarter last year, an increase of $6.2 million, or 17.0%. Diluted earnings per share for the first quarter of 2004 were $1.24 compared to $1.05 earned in the first quarter of 2003.

Compared to the first quarter of 2003, net interest income (the difference between interest income and interest expense) for the first quarter of 2004 increased by $10.9 million, or 14.5%. Total interest income increased by $11.5 million, or 12.9%, partially offset by an increase in interest expense of $0.6 million, or 4.7%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were lower compared to the first quarter of 2003.

The increase in interest income was due to an increase in interest on loans of $7.3 million, or 9.2%, as well as an increase in interest on securities of $4.2 million, or 44.2%. Exclusive of fees on RALs, interest and fees on loans increased by $2.0 million in the first quarter of 2004 compared to the same quarter of 2003. Despite the Federal Open Market Committee’s (“FOMC”) 25 basis point decrease, to 1.00%, in the target Federal funds rate in June 2003, the growth in earning assets was sufficient to offset the lower rates earned.

Exclusive of RALs, average interest earning assets increased by $661 million, or 16.7%, during the first quarter of 2004 compared to the same period in 2003. This was comprised of an increase in average non-RAL loans of $352 million, or 11.9%, as well as an increase in average securities of $465.3 million, or 55.0%.

The increase in interest expense was due to an increase in interest on borrowed funds of $1.5 million, or 36.6%, partially offset by a decrease in interest on deposits of $0.9 million, or 9.2%. Average interest-bearing liabilities increased by $771.1 million, or 24.4%, during the first quarter of 2004 compared to the same period in 2003. This was comprised of an increase in average deposits of $360.9 million, or 13.1%, as well as an increase in average borrowed funds of $410.2 million, or 103.0%. Despite the growth in deposits, interest on deposits decreased due to the lower rate environment in the first quarter of 2004 compared to 2003.

The addition of loans, securities and deposits from the acquisition of PCCI accounts for some of the growth in the average balances cited above.  However, because the acquisition occurred late in the quarter, the impact is significantly less than on end-of period balances. The acquired balances from PCCI impacted average loans by $122 million, securities by $38 million and deposits by $85 million.

Provision for credit losses expense decreased from $11.6 million in the first quarter of 2003 to $7.6 million in the first quarter of 2004. Provision expense for loans other than RALs decreased from $4.4 million to a negative $1.4 million for the same respective periods primarily due to an improvement in credit quality as explained in the discussion of credit quality below.

Noninterest revenue decreased by $2.2 million, or 5.7%, in the first quarter of 2004 over the same quarter of 2003. Exclusive of the impact of fees from the refund transfer program and the gain on sale of RALs through a securitization, noninterest revenues increased by $902,000, or 7.4%. Operating expense increased by $2.7 million, or 6.0%, during the first quarter of 2004 compared to the same quarter of 2003. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and  “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note A)

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003

	Consolidated	Excluding RALs	Consolidated	Excluding RALs

Return on average assets	3.09%	1.54%	3.13%	1.19%
Return on average equity	42.15%	18.39%	39.25%	13.73%
Operating efficiency	37.95%	59.73%	38.49%	61.40%
Net interest margin	6.77%	4.63%	7.03%	4.86%

In 2004, the Company’s return on average assets (“ROA”) for the first quarter was 3.09%, compared to 3.13% for the first quarter of 2003, and the return on average equity (“ROE”) was 42.15%, compared to 39.25%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.54% for the first quarter of 2004, compared to 1.19% for the same period in 2003.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The decrease in the operating efficiency ratio to 37.95% for the first quarter of 2004 from 38.49% for the same quarter in 2003 can be attributed to a faster rate of growth in net revenues than in operating expenses.

The decrease in the net interest margin, exclusive of the impact of RAL/RT programs, from the first quarter of 2003 to the first quarter of 2004, is the result of the leveraging strategy, discussed in the section titled, “Securities” below, and the 25 basis point decrease in the FOMC’s target funds rate in June 2003. The low interest rate environment tends to cause a lower net interest margin because the rates paid on deposits cannot be decreased at the same rate that interest rates the Company charges on loans are decreased to be competitive.

BUSINESS

The Company is a bank holding company. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. “Bancorp” will be used to refer to the parent company only. “The Bank” refers to the Company’s primary subsidiary, Pacific Capital Bank, N.A. The Bank uses five brand names in different geographic areas. “The Bank” is intended also to mean the prior individual subsidiary banks, as appropriate, when referring to events or situations prior to March 29, 2002 when they were merged into one charter. The Bank is a member of the Federal Reserve System. The Bank offers a full range of retail and commercial banking services. These include commercial, real estate, and consumer loans, a wide variety of deposit products, and full trust services.

Bancorp has seven other subsidiaries. PCB Services Corporation (formerly Pacific Capital Commercial Mortgage, Inc.) was used through the middle of 2001 to broker commercial mortgages to other financial institutions and now has only insignificant activities. Pacific Capital Services Corporation is an inactive corporation. SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation are used in the automobile loan and RAL securitizations, respectively, that are described in Note 8, “Transfers and Servicing of Financial Assets,” to the Consolidated Financial Statements.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into the Bank. PCC Trust I, PCC Trust II, and PCC Trust III had been created by PCCI for the exclusive purpose of issuing trust preferred securities. These last three entities will remain subsidiaries of Bancorp but are not consolidated in the financial statements of the Company (see the discussion on Financial Interpretations Number 46 in Note 1).

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8) implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”; and (9) other risks detailed in the 2003 10-K. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The principal areas in which estimates are used are as follows:

Allowance for credit losses: An estimate of the amount of the probable losses incurred in the Company’s loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Credit Quality and the Allowance for Credit Losses” and in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements presented in the Company’s 2003 10-K. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the allowance for credit losses will have been understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are subsequently determined to be materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

Events or circumstances that can cause this estimate of losses to be substantially different than eventually occur are primarily a lack of sufficient information about borrowers’ current financial condition or as such financial condition may change over time. This occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

Realizability of deferred tax assets: The Company’s deferred tax assets are explained in the section below titled “Income Tax” and in Note 15, “Income Taxes,” to the Consolidated Financial Statements presented in the Company’s 2003 10-K. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future pre-tax income should prove non-existent or less than the amount of the temporary differences giving rise to the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

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

Prepayment and other estimates used in securitization: The Company uses certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 8, “Transfers and Servicing of Financial Assets,” to the Consolidated Financial Statements. The assumptions and estimates used for the discount, prepayment, and loss rates are shown in that note. If later experience shows that the estimates for the prepayment and default rates are too low by a material amount, the Company would have to write down through earnings the residual value and a loss would have to be recognized. If later experience shows that the estimates for the prepayment and default rates are too high by a material amount, the Company would write up the residual value through earnings and a gain would be recognized.

Prepayment assumptions used in determining the amortization of premium and discount for securities: Approximately 60% of the Company’s investment securities are mortgage-backed or asset-backed securities which are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher than estimated, then the Company will need to amortize a larger amount of premium in that future period, such that the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security.

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

Assumptions regarding mortgage and other servicing rights: For the Company, mortgage servicing rights (“MSRs) arise from the sale of loans as described below under “Loan Portfolio—Other Loan Portfolio Information—Loan Sales and Mortgage Servicing Rights.” There is a secondary market for MSRs wherein a financial institution may purchase the right to service loans for and receive a fee from the holder of mortgage loans. The market value for such servicing is based on the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of the servicing rights recorded by the Company at the time of the sale is based on Management’s best estimate of the market value of mortgage servicing rights for similar pools of loans. If the Company overestimates the value of the MSRs, it will recognize too large a gain at the time of sale and will hold an asset against which a charge to earnings will later have to be taken. If the Company underestimates the value of the MSRs, it will have recognized too small a gain and will later recognize income from the servicing that should have been recognized in the period in which the loans were sold. The Company also acquired servicing rights for loans other than mortgages with the PCCI acquisition. All of the comments made above with respect to MSRs apply to these other servicing rights as well.

Available-for-sale securities: The fair values of most securities classified as available-for-sale are based on quoted market prices. These quoted market prices are derived from two independent sources and compared for consistency. If the two sources differ significantly, or if quoted market prices are not available, alternative methods are used, which include seeking bids from brokers on a representative security or extrapolating the value from the quoted prices of similar instruments. The Company also uses estimates of the future rate of prepayments on the loans underlying the various mortgage-backed securities to determine the expected life of that security. That estimated life then determines the rate of amortization or accretion to recognize against the premium or discount of those instruments.

Goodwill and other intangible assets: As discussed in Note 7, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair values of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

Estimates relating to self-insurance from workers’ compensation: The Company self-insures for a portion of its workers’ compensation exposure. Because not all injuries are immediately reported to the Company, it must accrue an estimate of the claims loss for injuries that have occurred but not been reported. The estimate is based on actuarial data provided by the insurance company that covers the Company for large claims above the Company’s self-insured amount. If the Company underestimates the cost of unreported claims, it will need to recognize an expense for these claims in subsequent periods. If the estimate is too large, the Company will report a reduction in expense in subsequent years for the excess.

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates used is the annual effective tax rate used to record income tax expense for the interim periods. The estimated effective tax rate is calculated by annualizing income, expenses, and permanent differences. As of March 31, 2004, Management estimates that the effective tax rate for the year will be 37.17%. To the extent that these estimates differ from the estimate at March 31, 2004, the effect of the change will be included in tax expense for that quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, bank owned life insurance, and employee stock option plan.

Alternative Methods of Accounting

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. The few areas where choices are available are as follows:

Depreciation of fixed assets:  The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company’s methods of depreciation and the lives of fixed assets are described in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements presented in the Company’s 2003 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

Amortization of the cost of other assets:The Company’s methods of amortizing assets other than fixed assets are described in notes to these Consolidated Financial Statements or in the 2003 10-K. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

Stock options:  When the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share were disclosed each year in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as if the Company had elected to instead use the accounting method that recognizes compensation expense. For the year 2003, had the Company elected the second method of accounting for its stock options, the impact of recognizing our stock options at fair value would have been to lower net income and earnings per share by less than 1%.

For the first quarter of 2004, had the Company elected the second method of accounting for its stock options, the impact would be to lower its net income and fully diluted earnings per share by less than 1%.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several new accounting pronouncements. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies.” to the Consolidated Financial Statements.

RISKS FROM CURRENT EVENTS

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

During 2003, the California legislature adopted a budget that was signed by the governor one month after the required date. The budget included the reduction of expenditures, but still required the issuance of new debt to balance revenues and the lower level of expenditures. The general obligation debt of the state was downgraded by the national rating agencies. The prospects for the 2004 fiscal year are that further expenditure reduction and/or tax increases will have to be combined with additional borrowing to balance the budget.

While these events clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The chart below shows the growth in average total assets and deposits since 1998. Annual averages are shown for 1998, 1999, 2000, and 2001; quarterly averages are shown for 2002, 2003, and 2004. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the periods.

CHART 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS
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

The Company’s other mergers in 1998 and 2000 were accounted for by the pooling of interest method, asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above table. However, growth at these institutions subsequent to the mergers is reflected in the table above. Although assets and deposits rose at the end of the quarter ended March 31, 2004 primarily due to the PCCI acquisition, this did not have a significant impact on average asset and deposit balances for the quarter because the acquisition occurred near the end of the quarter on March 5, 2004.

Secondly, the Company’s experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution’s culture and management in place.

Third, the Bank has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company also acquired some of the assets and deposits of two of the branches of another financial institution on March 29, 2002.

Average assets and deposits increase during the first quarters of each year and then generally decrease in the second quarter. The major reason for this is the Company’s tax refund loan program. The growth in assets is from the loans held by the Company. The growth in deposits is due both to certificates of deposit used as one of the sources of funding for the refund loans and to the outstanding checks issued for loans and transfers (See Note D).

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Table 2 shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 2004 and 2003 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2003 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.2 billion, interest income for them was $18.9 million, and the average rate received was 6.19%. In the same quarter of 2003, real estate loans—multi-family and nonresidential averaged $1.2 billion, interest income for them was $19.2 million, and the average rate received was 6.25%. Table 3 shows that the $332,000 decrease in interest income for these loans from the first quarter of 2003 compared to the first quarter of 2004 is the net result of a $186,000 decrease in interest income due to lower rates in 2004, and a decrease of $146,000 due to lower balances during 2004.

Table 2 also discloses the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company’s assets. The net interest margin and net interest income are reported on a “taxable equivalent” basis (Note B). If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. The increased volume of earning assets serves to replace the net interest income that is lost by the decreasing rate.

As shown in Table 2, the net interest margin, 6.77%, for the first quarter of 2004 was lower than the comparable figure, 7.03%, for the first quarter of 2003, while the net interest income for 2004, $87.5 million, was higher than the $76.7 million for 2003. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results and this is most pronounced during the first quarter. However, interest income from RALs is not affected by the interest rate environment. Therefore, to analyze the impact of changes in interest rates on the Company’s net interest income and net interest margin, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the first quarter of 2004 was 4.63% compared to 4.86% for the first quarter of 2003 (See Note E).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.25% in the first quarter of 2003 and averaged 1.00% in the first quarter of 2004. The interest rate yield curve had generally the same slope during the first quarter of 2004 as during the first quarter of 2003 except in the short-term where it is now steeper. (See Note G).

While lower than a year ago, the Company’s net interest margin in the first quarter of 2004, exclusive of RALs, benefited from average earning assets increasing by $661 million from the first quarter of 2003 to the first quarter of 2004 compared to an increase of $418 million in interest bearing liabilities. This resulted in a larger portion of earning assets now being funded by noninterest bearing deposits and increases in equity.

As discussed in the section below titled “Securities,” during 2003 the Company initiated a leveraging strategy of purchasing some securities funded by FHLB advances. During 2003 and the first quarter of 2004, this strategy added to net interest income because the interest income earned on the securities exceeded the interest expense incurred on the liabilities. However, it will tend to reduce the net interest margin because the difference between the rates earned on the securities and the rate paid on the debt incurred is less than the average spread between the rates earned on other earning assets and the rates paid on other liabilities.

The net interest margin exclusive of the impact of the RAL/RT programs increased by 10 basis points from last quarter of 2003 to the first quarter of 2004. While the FOMC did not make any changes to the target Fed funds rate, some of the longer-term rates on which mortgages are priced have been higher during the last few quarters. This causes consumers to refinance and prepay their residential mortgages at a slower rate. As explained below, this causes a lower rate of amortization of premiums on mortgage backed securities, thereby increasing net interest income. The Company expects the net interest margin to remain at the current level absent any further increases in short or long term rates.

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)

	Three months ended March 31, 2004			Three months ended March 31, 2003

	Balance	Income	Rate (4)	Balance	Income	Rate (4)

Assets:
Money market instruments:
Commercial paper	$-	$-	0.00%	$-	$-	0.00%
Federal funds sold	176,849	481	1.09%	135,040	450	1.35%

Total money market instruments	176,849	481	1.09%	135,040	450	1.35%

Securities: (2)
Taxable	1,125,172	11,029	3.94%	679,599	7,018	4.19%
Non-taxable	185,822	4,134	8.90%	166,145	3,866	9.31%

Total securities	1,310,994	15,163	4.65%	845,744	10,884	5.22%

Loans: (3)
Commercial (including leasing)	853,249	13,368	6.30%	639,927	11,182	7.09%
Real estate-multi family & nonres	1,222,333	18,912	6.19%	1,231,578	19,244	6.25%
Real estate-residential 1-4 family	816,939	11,582	5.67%	704,202	11,554	6.56%
Consumer	813,018	42,851	21.20%	861,529	37,562	17.68%
Other	4,456	15	1.35%	3,155	29	3.73%

Total loans	3,709,995	86,728	9.40%	3,440,391	79,571	9.38%

Total earning assets	5,197,838	102,372	7.92%	4,421,175	90,905	8.34%

FAS 115 Market Value Adjustment	22,213			19,140
Non-earning assets	317,730			282,658

Total assets	$5,537,781			$4,722,973

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,730,866	2,430	0.56%	$1,502,976	2,747	0.74%
Time certificates of deposit	1,393,960	6,558	1.89%	1,260,951	7,157	2.30%

Total interest bearing deposits	3,124,826	8,988	1.16%	2,763,927	9,904	1.45%

Borrowed funds:
Repos and Federal funds purchased	200,576	534	1.07%	138,560	471	1.38%
Other borrowings	607,776	5,375	3.56%	259,590	3,855	6.02%

Total borrowed funds	808,352	5,909	2.94%	398,150	4,326	4.41%

Total interest bearing liabilities	3,933,178	14,897	1.52%	3,162,077	14,230	1.83%

Noninterest-bearing demand deposits	1,212,054			1,047,143
Other liabilities	(13,816)			137,500
Shareholders’ equity	406,365			376,253

Total liabilities and shareholders’ equity	$5,537,781			$4,722,973

Interest income/earning assets			7.92%			8.34%
Interest expense/earning assets			1.15%			1.31%

Tax equivalent net interest income/margin		87,475	6.77%		76,675	7.03%
Provision for credit losses charged to operations/earning assets		7,584	0.59%		11,617	1.06%

Net interest margin after provision for credit losses on tax equivalent basis		79,891	6.18%		65,058	5.97%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,607			1,657

Net interest income		$78,284			$63,401

Loans other than RALs	$3,325,028	$51,634	6.25%	$2,972,552	$49,768	6.79%
Consumer loans other than RALs	$428,051	$7,757	7.29%	$393,690	$7,759	7.88%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)
(dollars in thousands)

	Three months ended March 31, 2004 vs. March 31, 2003

	Change in Average Balance	Change in Income/ Expense	Rate	Volume

Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$41,809	$31	$(95)	$126

Total money market investment	41,809	31	(95)	126

Securities:
Taxable	445,573	4,011	(439)	4,450
Non-taxable	19,677	268	(174)	442

Total securities	465,250	4,279	(613)	4,892

Loans:
Commercial (including leasing)	213,322	2,186	(1,336)	3,522
Real estate-multi family & nonres	(9,245)	(332)	(186)	(146)
Real estate-residential 1-4 family	112,737	28	(1,674)	1,702
Consumer loans	(48,511)	5,289	7,447	(2,158)
Other loans	1,301	(14)	(23)	9

Total loans	269,604	7,157	4,228	2,929

Total earning assets	776,663	11,467	3,520	7,947

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	227,890	(317)	(712)	395
Time certificates of deposit	133,009	(599)	(1,332)	733

Total interest bearing deposits	360,899	(916)	(2,044)	1,128

Borrowed funds:
Repos and Federal funds purchased	62,016	63	(121)	184
Other borrowings	348,186	1,520	(2,079)	3,599

Total borrowed funds	410,202	1,583	(2,200)	3,783

Total interest bearing liabilities	$771,101	667	(4,244)	4,911

Tax Equivalent Net Interest Income		$10,800	$7,764	$3,036

Loans other than RALs	$352,476	$1,866	$(4,029)	$621
Consumer loans other than RALs	$34,361	$(2)	$(623)	$621

(1)	Income amounts are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.
The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

Measuring Interest Rate Sensitivity

Because such large proportions of the Company’s balance sheet are made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage the sensitivity of the value of its financial instruments and its earnings to changes in interest rates. Measurement may be done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus the specified assumed changes in rates.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straightforward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors:  (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract—certificates of deposit—while others are priced at the option of the Company according to then current market conditions—checking and savings; (3) the rates for some loans vary with the market, but only within a limited range; (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate, the usual reference rate.

To address the complexity resulting from these and other factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate “shocks” on the Company’s asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company’s net interest income and net economic value are “at risk” (would deviate from the base level—Note I) if rates were to change in this manner.

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company’s December 31, 2003 and March 31, 2004 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal, i.e., as explained below, the Company’s risk position is relatively well balanced.

TABLE 4—RATE SENSITIVITY (Note K)

	Shocked by -2%	Base Case (in thousands)	Shocked by +2%
As of March 31, 2004
Net interest income	(9.15)%	$235,376	+4.40%
Net economic value	+22.90%	$466,827	(11.85)%

As of December 31, 2003
Net interest income	(6.25)%	$249,973	+3.22%
Net economic value	+18.87%	$474,052	(8.01)%

As of March 31, 2003
Net interest income	(15.36)%	$218,323	+11.10%
Net economic value	+17.18%	$503,772	(7.20)%

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

The Company has a relatively balanced interest rate risk position. This means that its assets and liabilities are approximately equally sensitive to changes in interest rates. The change in its interest rate position from December 31, 2003 to March 31, 2004 is minimal. The addition of the assets and liabilities from the PCCI transaction did not change the position to any significant degree because PCCI’s interest rate risk position was similar to the Company’s interest rate risk position.

The change in the interest rate position from March 31, 2003 to March 31, 2004 is larger indicating a significant change in the Company’s interest rate position between those two dates. As shown in the table above, at March 31, 2003, the Company had been “asset sensitive,” i.e. its assets were more sensitive to interest rate changes than its liabilities that are repricing in the next year. Consequently, its net interest income would decrease if rates were to decline and increase if rates were to rise. The major reasons for the change in the interest rate risk profile in the last year were (1) the leveraging strategy implemented during 2003—the liabilities incurred to fund the purchases had shorter maturities than the securities that were purchased; (2) loan floors were established on some commercial loans during 2003 prior to the most recent FOMC action and the interest rate charged on these loans will not increase until the FOMC raises interest rates more than 25 basis points; and (3) many of the loans originated in 2003 were fixed-rate loans or variable rates with long initial fixed terms.

Repricing Opportunities

While the Company does not manage its interest rate risk by means of a gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown as a “gap analysis”—the following table is provided for the reader to help understand the comments above about the effect of changes in the relative balance of certain assets and liabilities on interest rate sensitivity. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for March 31, 2004, and provides summary lines for December 31, 2003 and March 31, 2003. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of March 31, 2004, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from March 31, 2003 to March 31, 2004.

TABLE 5— GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of March 31, 2004
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$151,701	$151,701
Federal funds sold	—	95	—	—	—	—	95	—	95
Securities	32,436	129,064	129,723	434,858	236,350	708,670	1,671,101	(187,365)	1,483,736
Loans	—	1,981,930	375,955	815,665	364,140	163,414	3,701,104	(6,937)	3,694,167
Allowance for loan and lease losses	—	—	—	—	—	—	—	(53,246)	(53,246)
Other assets	—	—	—	—	—	—	—	353,222	353,222

Total assets	$32,436	$2,111,089	$505,678	$1,250,523	$600,490	$872,084	$5,372,300	$257,375	$5,629,675

Liabilities and Equity:
Deposits	$—	$3,670,160	$307,058	$246,898	$65,928	$1,451	$4,291,495	$—	$4,291,495
Borrowings	—	231,980	80,000	359,000	74,000	54,000	798,980	—	798,980
Other liabilities	—	—	—	—	—	—	—	96,651	96,651
Shareholders’ equity	—	—	—	—	—	—	—	442,549	442,549

Total liabilities and equity	$—	$3,902,140	$387,058	$605,898	$139,928	$55,451	$5,090,475	$539,200	$5,629,675

Gap	$32,436	$(1,791,051)	$118,620	$644,625	$460,562	$816,633	$281,825	(281,825)	—
Cumulative gap	$32,436	$(1,758,615)	$(1,639,995)	$(995,370)	$(534,808)	$281,825	$281,825	—	—
Cumulative gap/ total assets	0.58%	-31.24%	-29.13%	-17.68%	-9.50%	5.01%	5.01%	0.00%	0.00%

As of December 31, 2003
Gap	$22,447	$(1,592,109)	$192,214	$695,877	$272,092	$725,493	$316,014	$(316,014)	—
Cumulative gap	$22,477	$(1,569,662)	$(1,377,448)	$(681,571)	$(409,479)	$316,014	$316,014	—	—
Cumulative gap/ total assets	0.46%	-32.20%	-28.34%	-14.03%	-8.43%	6.50%	6.50%	0.00%	0.00%

As of March 31, 2003
Gap	$26,789	$(1,382,143)	$181,935	$726,699	$204,344	$589,471	$347,095	$(347,095)	$—
Cumulative gap	$26,789	$(1,355,354)	$(1,173,419)	$(446,720)	$(242,376)	$347,095	$347,095	$—	$—
Cumulative gap/ total assets	0.61%	-30.65%	-26.53%	-10.10%	-5.48%	7.85%	7.85%	0.00%	0.00%

Note: The model places all non-time deposits in the 2 day to 6 month category. Securities are listed by their maturity or any repricing prior to maturity. The $32.4 million placed in the immediate category for securities is the market value adjustment for available-for-sale securities. As the market value of securities are determined by the current interest rate environment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. The negative $187 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security.

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

In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company’s product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base while it can assume a full 2% increase from either base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates would have more of an adverse impact on the overall result if rates were to rise.

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “static” balance sheet—the Company does not project changes in the size or mix of the various assets and liabilities. However, as noted above, the Company does in fact make changes to the size and mix of the various asset and liability balances in response to interest rate changes. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the difference in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between December 31, 2003 and March 31, 2004.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The Company’s exposure to interest rate risk and how it addresses this risk is discussed in more detail in Management’s Discussion and Analysis in the 2003 10-K.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans. Generally these have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At March 31, 2004, December 31, 2003, and March 31, 2003, deposits used for this purpose totaled $68.2 million, $28.6 million, and $20.6 million, respectively.  An additional $56.7 million was used for funding of the leverage strategy mentioned above. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits as shown in Table 2 reflect this higher rate.

The table below shows the major categories of deposits as of March 31, 2004 and 2003 and as of December 31, 2003.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Noninterest bearing deposits	$1,003,546	$924,106	$867,220
Interest bearing deposits:
NOW accounts	659,966	556,740	446,102
Money market deposit accounts	787,098	803,554	838,025
Other savings deposits	419,667	272,883	256,513
Time certificates of $100,000 or more	878,037	834,819	761,710
Other time deposits	543,172	462,615	470,446

Total deposits	$4,291,486	$3,854,717	$3,640,016

The table below shows the interest expense for the major categories of deposits for the three-month periods ended March 31, 2004 and 2003.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

(dollars in thousands)	Interest Expense for the Three-Month Periods Ended March 31,
	2004	2003

NOW accounts	$463	$106
Money market deposit accounts	1,610	2,372
Other savings deposits	357	269
Time certificates of $100,000 or more	4,015	3,828
Other time deposits	2,543	3,329

Total interest on deposits	$8,988	$9,904

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for March 31, 2004, December 31, 2003, and March 31, 2003. The end-of-period loan balances as of

March 31, 2004 have increased by $513.3 million compared to December 31, 2003 and increased by $671.3 million compared to March 31, 2003. The major increases from the totals at March 31, 2003 to March 31, 2004 occurred in the non-residential and multifamily loan type, as well as the residential 1-4 family loan type. The major increases from the totals at December 31, 2003 to March 31, 2004 occurred in the non-residential and multi-family residential loan type, as well as the commercial loan type. The increase in the non-residential and multi-family loan type for both periods was primarily due to the March 5, 2004 PCCI acquisition.

Within the average balance of consumer loans in Table 2 are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2.

Average yield for loans for the three-month period ended March 31, 2004 was 9.40%, and for the three-month period ended March 31, 2003 was 9.38%. These average yields are significantly impacted by the RAL loans included in Table 2 among the consumer loans. Excluding RALs, the average yield for the first quarter of 2004 for loans was 6.25% and the average for the first quarter of 2003 was 6.79%. This decrease in average rates earned in 2004 compared to 2003 is reflective of the FOMC’s 25 basis point decrease in the target Federal funds rate in June 2003. Along with most other financial institutions, the Company decreased its prime rate to reflect the change in market rates.

The decrease in yield was also due to the growth in the residential loan portfolio. These loans earn a lower interest rate because of their very low credit risk. Approximately half of the residential real estate loans held are fixed rate loans. In addition to the fixed rate loans, the Company also holds adjustable rate mortgages (“ARMs”). Some of these ARMs have initial “teaser” rates. The yield increases for these loans as the teaser rates expire. Applicants for these loans are qualified based on the fully-indexed rate.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses is provided in recognition that not all loans will be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies,” to the 2003 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

Grades 7 and 8 correspond to the regulatory designations of “Special Mention” and “Substandard,” respectively. Loans graded 7 or 8 are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, generally the factor or situation which has been identified as a potential weakness has occurred, is well defined, and continuation of the situation will reasonably be expected to cause default by the customer. In some cases, Grade 8 loans will be classified as nonaccrual,

i.e., the Company will not be recognizing interest on the loans and all payments will be applied to principal. This generally occurs when factors relating to a probable default as well as shortfalls in cash flows or collateral suggest the loan may not be repaid in full.

Grade 9 corresponds to the regulatory designation of “Doubtful,” and loans graded 9 are usually three months or more delinquent. Generally the Company has stopped accruing interest on them unless they are well secured and the Company is actively pursuing collection efforts. Doubtful loans have sufficient weaknesses that collection or liquidation is not expected to satisfy the debt. Grade 10 corresponds to the regulatory designation of “Loss.” The only loans graded 10 would be those in the process of being charged-off.

Impaired Loans

Special considerations apply when loans are determined to be impaired. These considerations, described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements, which this discussion accompanies, affect the amount of allowance that the Company allocates to these loans.

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

However, not all problem or potential problem loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, some loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual general recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note H). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate and may even improve—it is to be expected that credit quality measurements may lag standard indicators that show a decline in economic strength or growth. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 because the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening or may even be improving overall, but not in the borrower’s industry. It has been the experience of the Company that not only does the increase in nonperforming loans lag indicators that show a slowdown in economic activity, but nonperforming loans to commercial customers are likely to be classified as such for a longer period of time than special mention or substandard loans. This occurs because the triggering event must be removed or overcome and a new pattern of performance must emerge before the grading will be improved. This may only occur some months after the economy demonstrably improves. Similarly, charge-offs, the last step in the migration sequence, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

It is also the Company’s experience that overall credit quality can be improving as measured by declining balances in grades 7 and 8 and yet some loans still migrate into grade 9.

Generally, more allowance will be allocated to loans as they decline in credit quality. Consequently, as loan balances increase in grades 7 through 9, it would be expected that the allowance would increase through additional charges to provision expense. However, there are two factors which can cause provision expense to vary from this expectation, at least in the short run.

The first factor may cause provision expense to be higher when the balances in grades 7 through 9 are decreasing and it is due to banks seldom providing an allowance of 100% of the loan balance. If the prospects are that poor for repayment, the loan is charged-off. Therefore, charge-offs generally entail extra provision expense to cover the portion of the loan balance for which allowance had not been provided. Otherwise, the remaining allowance would be insufficient to cover the risk of loss in the other loans. Consequently, since as indicated above, charge-offs may increase or continue to occur after the general economy has improved and overall balances in grades 7 through 9 are decreasing, additional provision expense may be higher as charge-offs are occurring.

The second factor may cause provision expense to be lower when the balances of loans graded 7 through 9 are increasing, and it is due to the fact that some of these loans secured by collateral to the extent that no loss is anticipated or that all anticipated loss was provided prior to migrating to the lower grade. Therefore, should these loans migrate lower in their grading, no additional provision expense would be necessary. For example, better information about the cash flows of the borrower may be obtained such that it becomes more certain that the borrower will default. However, the value of the collateral remains the same and therefore the estimate of the amount of the allowance necessary to cover any loss also does not change.

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

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002

Including RAL:
Potential problem loans	$78,026	$92,435	$96,266	$117,536	$126,297	$122,730
Nonperforming loans	$35,267	$43,175	$45,316	$54,369	$61,338	$61,527
Net charge-offs	$10,034	$4,822	$(307)	$6,596	$11,446	$3,967
Allowance for credit losses	$53,246	$49,550	$52,991	$50,031	$53,992	$53,821
Provision expense for loans	$7,584	$1,381	$2,653	$2,635	$11,617	$2,447

Exclusive of RAL:
Potential problem loans	$78,026	$92,435	$96,266	$117,536	$126,297	$122,730
Nonperforming loans	$35,267	$43,175	$45,316	$54,369	$61,338	$61,527
Net charge-offs	$2,718	$5,800	$1,328	$2,573	$4,326	$4,592
Allowance for credit losses	$51,608	$49,550	$52,991	$50,031	$53,903	$53,821
Provision expense for loans	$(1,370)	$2,359	$4,288	$(1,299)	$4,408	$3,072

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

As the impact of the economic slowdown continued through the remainder of 2001 and in 2002, the Company placed more of its commercial and commercial real estate loans in grades 7 and 8 as specific situations that could cause default were identified or actually occurred. While provision expense varied from quarter to quarter, in general the Company increased its allowance through additional provision expense to recognize the increase in probable losses incurred in the portfolio. In addition, additional provision expense addressed the increase in charge-offs in the consumer and small business portfolios.

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

In the first quarter of 2003, there was not much change in the economic outlook as most companies seemed unwilling to commit to expansion while the military situation in the Middle East remained unclear. For the Company, potential problem loans, nonperforming loans, and charge-offs remained at the approximately the same levels as the previous quarter.

Prior to the second quarter of 2003, the Company had actively instituted ongoing remedial actions aimed at addressing credit issues, and saw improvement in both potential problem loans and nonperforming loans. The former decreased by $8.8 million and the latter by $3.7 million from the prior quarter. Net charge-offs declined by $4.8 million. The decrease in net charge-offs reduced the amount of allowance that had to be provided and the decreases in potential problem loans and nonperforming loans reduced the Company’s estimate of losses in the portfolio and hence the allowance needed. Together these factors resulted in a negative provision expense (exclusive of RALs) for the quarter.

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

In the fourth quarter of 2003, the Company was able to satisfactorily resolve another one of its large problem relationships. The business was recapitalized and the Company restructured the loans to this borrower. As expected, a portion of the loans were charged-off, but no additional provision was needed. The restructure could also result in the remaining balances being returned to performing status once a regular pattern of performance has been established. These charge-offs caused net charge-offs in the fourth quarter of 2003 to be higher than the Company’s normal levels.

In the first quarter of 2004, the Company continued to benefit from matured credit quality initiatives and saw a continued decrease in both potential problem loans and nonperforming loans. Net charge-offs were lower than the prior quarter. Only several days before the end of the quarter, the Company also received some real estate in payment of one of its problem loans. This was not received in time for the Company to be recorded as the owner, and consequently, the loan balance remained in the Company’s loan totals at March 31, 2004, but the allowance that had been allocated to the loan was no longer needed. This permitted a reduction in allowance recorded through a negative provision expense. As shown in the last table of Note 5, the allowance for credit losses increased due to the $6.1 million in allowance acquired in the PCCI transaction.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of March 31, 2004 and December 31, 2003. There is no allocation of allowance in this table to RAL loans because the Company held no RALs at December 31, 2003 and because all RALs which would be considered adversely graded at March 31, 2004 were charged-off.

TABLE 9—ALLOCATION OF ALLOWANCE
(dollars in thousands)

	March 31, 2004	December 31, 2003

Doubtful	$1,339	$4,108
Substandard	13,582	13,967
Special Mention	3,826	4,521

Total	$18,747	$22,596

Table 10 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the first quarter of 2004 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 10—ASSET QUALITY *

(dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

COMPANY AMOUNTS:
Loans delinquent 90 days or more	$506	$763	$1,117	$3,931	$3,643
Nonaccrual loans	34,761	42,412	44,199	50,438	57,695

Total nonperforming loans	35,267	43,175	45,316	54,369	61,338
Foreclosed collateral	—	—	—	—	438

Total nonperforming assets	$35,267	$43,175	$45,316	$54,369	$61,776

Allowance for credit losses other than RALs	$51,608	$49,550	$52,991	$50,032	$53,903
Allowance for RALs	1,638	—	—	—	89

Total allowance	$53,246	$49,550	$52,991	$50,032	$53,992

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.44%	1.56%	1.73%	1.67%	1.79%
Coverage ratio of allowance for credit losses to nonperforming loans	151%	115%	117%	92%	88%
Ratio of nonperforming loans to total loans	0.95%	1.36%	1.48%	1.81%	2.03%
Ratio of nonperforming assets to total assets	0.63%	0.89%	0.96%	1.20%	1.40%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	47.00%	36.54%	37.43%	29.10%	28.78%

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.42%	1.56%	1.73%	1.67%	1.81%
Coverage ratio of allowance for credit losses to nonperforming loans	146%	115%	117%	92%	88%
Ratio of nonperforming loans to total loans	0.97%	1.36%	1.48%	1.81%	2.06%
Ratio of nonperforming assets to total assets	0.67%	0.89%	0.96%	1.20%	1.45%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	45.55%	36.54%	37.43%	29.10%	28.73%

FDIC PEER GROUP RATIOS: (Note C)
Coverage ratio of allowance for credit losses to total loans	n/a	1.65%	1.63%	1.67%	1.68%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	173%	164%	161%	155%
Ratio of nonperforming loans to total loans	n/a	0.95%	0.99%	1.03%	1.08%
Ratio of nonperforming assets to total assets	n/a	0.65%	0.68%	0.70%	0.73%

*  The amounts for total loans and total assets with and without RAL for March 31, 2004 and 2003 are reconciled in Table 23. There are no differences for the other quarters in this table.

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

When the economy is changing, comparing the Company’s ratios at the end of the current quarter with peers’ ratios at the end of the prior quarter must be done cautiously. The Company’s allowance as of the end of the current quarter may reflect impacts from the economy on the Company’s borrowers that will only become apparent in the peer statistics when they are published near the end of the next quarter.

The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. Excluding RALs, the Company’s ratio of allowance for credit losses compared to nonperforming loans at March 31, 2004 (146%) was lower than the ratio for its peers (173%) at December 31, 2003. While this is a common statistic used in comparing bank’s asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $16.3 million of the $35.2 in nonperforming loans are comprised of the five specific loans. While they are not performing according to their contractual terms, because of collateral coverage, the Company does not expect to incur any loss of principal from these loans and consequently it has concluded that providing an allowance for them is not necessary.

The following table shows the types of loans included among nonperforming and potential problem loans as of March 31, 2004.

TABLE 11—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	March 31, 2004		December 31, 2003

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming

Loans secured by real estate:
Construction and land development	$1,926	$8,098	$6,190	$8,204
Agricultural	2,928	9,711	2,899	9,699
Home equity lines	140	1,288	282	751
1-4 family mortgage	7,540	2,917	6,132	4,946
Multifamily	114	616	117	626
Non-residential, nonfarm	3,808	18,228	5,003	25,585
Commercial and industrial	16,116	29,084	19,723	32,450
Leases	1,191	3,078	966	4,025
Other Consumer Loans	1,441	4,106	1,770	5,237
Other	63	900	93	912

Total	$35,267	$78,026	$43,175	$92,435

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2004 YTD Annualized	2003	2002	2001	2000	1999

Pacific Capital Bancorp (including tax refund loans)	1.09%	0.72%	0.50%	0.48%	0.46%	0.37%
Pacific Capital Bancorp (excluding tax refund loans)	0.33%	0.46%	0.44%	0.33%	0.33%	0.23%
FDIC Peers (Note C)	n/a	0.59%	0.88%	1.03%	0.70%	0.68%

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2003 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2004 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Uninvested cash is a nonearning asset, so the Bank strives to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell (“reverse repurchase agreements”). Federal funds sold are unsecured borrowings between financial institutions. The reverse repurchase agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans. The sales of Federal funds are done on an overnight basis as well. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles. At the relatively low rates available on these instruments—approximately 1.00%—the Company has kept minimal balances.

SECURITIES

Securities increased from $1.3 billion at the end of 2003 to $1.5 billion as of March 31, 2004. The increase was primarily due to the mortgage-backed securities obtained in the March 5, 2004 PCCI acquisition.

Between March 31, 2003 and December 31, 2003, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. It is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital. The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans, because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand relatively weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner are limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin.

CMOs and MBSs were purchased and funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases—exactly match the term of the securities purchased and the debt incurred—because the spreads would then be too narrow. Because the Company had been asset sensitive as explained in the section titled “Interest Rate Sensitivity,” it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

During the second quarter of 2003, the Company purchased $300 million of mortgage-backed securities with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to 3.50% with the funding costs at 1.25% to 1.75%. In the third quarter, $200 million in additional securities were purchased with yields of 3.40% to 4.80% with funding costs of 2.25% to 2.80%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS–mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with some protection when interest rates rise.

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

Prepayment speeds increased substantially during 2002 and the first half of 2003 as interest rates remained at relatively low levels. In the third quarter of 2003, the Company amortized approximately $2 million of premium. Some of this amortization was simply due to the normal payment by the borrowers of their principal payments, but the majority was due to prepayments. Most of the prepayments relate to securities purchased in 2002 and early 2003, as prepayments are not typically received in the first months after their issue. While the FOMC lowered short-term rates in late June 2003, intermediate rates actually increased 1% higher than before short-term rates were dropped. Intermediate rates have fluctuated since then, but generally have remained higher. Premium amortization was $825,000 in the fourth quarter of 2003 and $997,000 in the first quarter of 2004. Assuming that the economy continues to improve, it would be expected that the rate of prepayments and therefore the amortization of premiums will remain lower, stabilizing or increasing the effective yield of the securities.

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

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them over the last seven quarters. The increased amounts in the first quarters of 2003 and 2004 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

June	2002	$90.7	1.49%	2.2%
September	2002	57.6	1.75%	1.4%
December	2002	36.0	1.10%	0.9%
March	2003	138.6	1.38%	2.9%
June	2003	32.8	0.87%	0.7%
September	2003	41.0	0.73%	0.9%
December	2003	56.8	0.88%	1.2%
March	2004	200.6	1.07%	3.6%

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

Long-Term Debt:

Long-term debt at March 31, 2004 included $578.7 million in advances from the FHLB, $71.0 million in subordinated debt at the Bank, $37.0 million in senior debt at Bancorp, and $30.3 million in subordinated debt at Bancorp assumed in connection with the March 5, 2004 PCCI acquisition. The scheduled maturities of the advances are $156.9 million in 1 year or less, $329.8 million in 1 to 3 years, and $92.0 million in more than 3 years. The maturity of the Bancorp senior debt is July 2006 and the maturity of the Bank subordinated debt is July 2011. The subordinated debt at Bancorp matures in 2033, but the notes are callable in part or in total by the Company in 2008.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 14—LONG-TERM DEBT
(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

June	2002	$268.8	5.80%	6.6%
September	2002	251.3	6.10%	6.2%
December	2002	253.2	6.27%	6.1%
March	2003	256.9	6.08%	5.4%
June	2003	322.3	5.13%	7.3%
September	2003	419.0	4.23%	9.0%
December	2003	461.1	4.03%	9.6%
March	2004	603.2	3.60%	10.9%

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

As discussed in “Securities” above, the Company used advances from the FHLB to fund the purchases of securities for its leveraging strategy. Advances were added in the second, third, and fourth quarters of 2003. Because the Company has had an excess of liquidity—evidenced by a higher than normal average balance of Federal funds sold and a lower than normal average balance of Federal funds purchased and repos, the funding of the securities purchased have been deferred for a month or two. That is, the securities were initially purchased out of short-term liquidity and only later “refinanced” with term funding.

The senior note issued by Bancorp and $36 million of the subordinated notes issued by the Bank were issued in July 2001 by the Bank and by Bancorp, respectively. The subordinated debt was structured to qualify as Tier 2 regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to pay the note mentioned in the succeeding paragraph, and to fund some of the cash dividends during the last few quarters. This avoided the need to fund these dividends through dividends from the bank which would lower its capital.

The Bank issued another $35 million of subordinated debt both to partially fund the acquisition of PCCI and to supplement the Bank’s regulatory capital—like the other subordinated debt mentioned above, it qualifies as Tier 2 capital—for the addition of the PCCI assets.

The “Subordinated debt issued by Bancorp” was assumed in connection with the March 5, 2004 PCCI acquisition. This debt is owed to the three business trust subsidiaries of Bancorp that were added in the PCCI acquisition and is comprised of the following: $13,750,000 owed to PCC Trust I, $6,190,000 owed to PCC Trust II, and $10,310,000 owed to PCC Trust III. Each of the three pieces of this subordinated debt will mature in 2033, but is callable by the Company in part or in total in 2008. The PCC Trust I debt has a fixed interest rate of 6.335% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus3.25%. The PCC Trust II debt has a fixed interest rate of 6.58% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%. The PCC Trust III debt has a fixed interest rate of 6.80% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. For the first quarter each year and on a year-to-date basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these occur in the first quarter. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Refund Anticipation Loan and Refund Transfer Programs.” The $8.0 million gain on sale of RALs that occurred in the first quarter of 2003 and the $2.9 million gain on sale that occurred in the first quarter of 2004, are also discussed in detail in “Refund Anticipation Loan and Refund Transfer Programs.” There is no significance to the lower amount of gain in 2004 compared to 2003 other than that fewer loans were sold into the securitization in 2004 than in 2002.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. Service charges have increased along with the growth in deposit balances. Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $540,000 or 15% from the same quarter a year ago as the equity markets have improved during 2003 and early 2004.

Other categories of noninterest revenue include various service charges and fees other than those related to deposit accounts, and miscellaneous income. These amounts were slightly higher in the first quarter of 2004 than in the first quarter of 2003.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) statutory benefits like payroll taxes and workers’ compensation insurance, and (4) discretionary benefits like health insurance.

Actual salaries and bonuses (including commissions) grew approximately $1.6 million in the first quarter of 2004, compared to the same quarter of 2003.

Several factors cause some variation in staff expense from quarter to quarter. Staff expense will usually increase in the early part of each year because adjustments arising from the annual salary review for all Company exempt employees are effective March 1. In addition, some temporary staff is added in the first quarter for the RAL program. Some of the increase was due to the additional staff added in the PCCI transaction.

Employee  bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. With year to date pretax income from the programs up 17% over last year, the bonus accrual for these employees for 2004 is also higher.

Almost all of the bonuses for employees responsible for the RAL/RT business are accrued in the first quarter when the income is earned. This causes the first quarter’s total for compensation expense to be higher that it would be, if their compensation were accrued evenly throughout the year. With pre-tax income from these programs essentially even with 2003, the bonus accrual for this area was also even with the accrual in 2003.

Also, included within benefits is the Company’s workers’ compensation insurance expense. Most companies in California have seen substantial increases over the last year or so in the cost of this coverage. The Company’s change to a partially self-insured plan is described in the 2003 10-K. The Company’s expense for the first quarter of 2004 increased $36,000, over the first quarter of 2003.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2004 and 2003, and shows that salaries and benefits grew at a slightly slower rate than revenues and assets.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended March 31,
	2004	2003

Salary and benefits as a percentage of net revenues	20.24%	20.69%
Salary and benefits as a percentage of average assets	0.45%	0.50%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The following table shows the major items of operating expense for the three-months ended March 31, 2004 and 2003 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2004	2003

Marketing	$856	$901
Consultants	1,693	1,473
Merchant credit card clearing fees	20	19
Amortization of core deposit intangibles	212	212
Provision expense for letters of credit	109	805

Consultant expense in the three-month period ended March 31, 2004 is higher than in corresponding period of 2003. The Company has engaged consultants to assist it in meeting the new regulatory requirements discussed in the section below titled “Regulation.” Companies frequently find it more cost-effective to outsource these short-term projects than to hire staff to handle these large but relatively short-term projects.

The core deposit intangible was recognized in connection with the purchase of the deposits from another financial institution on March 29, 2002. This expense will increase in subsequent quarters with the initiation of the amortization of the core deposit intangible recognized in the PCCI acquisition.

As described in Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements, the Company has issued commitments to or on behalf of customers. Most of these are conditional on the financial condition of the customer, that is, the Company can cancel the commitment if the customer’s condition would indicate that it will not be able to repay any amount extended under the commitment. There are some commitments, like standby letters of credit, that the Company extends specifically to protect a third party in the event of the customer’s inability to meet its financial or contractual commitments.

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

The allowance for credit loss is intended as a valuation allowance for loans. That is, the total of loans less the allowance is intended to represent the Company’s best estimate of the amount that will be collected from the outstanding loans. Any allowance for unfunded commitments is therefore not included in the allowance for credit loss, but is instead recognized as an other liability in the same manner as a “contingency reserve” would be established for a legal settlement or other operational loss. Similarly, this allowance is not established by a charge to provision expense for credit loss, but instead through an “other expense.” The expense for the first quarter of 2004 simply recognizes growth in the balances outstanding, whereas the amount for the first quarter of 2003 included provision for some deterioration of credit quality for these commitments.

The Company is replacing its mainframe computer system with a smaller, more flexible “client-server” system. Under the provisions of GAAP, some of the expected $8 million cost of the new system is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize these capitalized costs over a five year period beginning when the company starts to use the new systems. This is anticipated to be in the third quarter of 2004. The Company expects operating savings as a result of implementing the new system.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the first quarter of 2004 was 37.95% compared to 38.49% for the first quarter of 2003. Stated differently, this means that the Company required about one half cent less in operating expenses to earn each dollar of net revenues in the first quarter of 2004 than in the same period of 2003. Operating expenses (the numerator of the operating efficiency ratio) increased 6.0%, while net revenues (the denominator) increased 7.5%. The reason for the slightly higher rate of growth in net revenues is the improved economy, which helped to increase loan growth and trust fee income, and the additional net revenues from the leveraging strategy.

The Company will continue to work on reducing costs, but the consulting expense will remain higher than normal for the next several quarters to respond to the Sarbanes-Oxley Act of 2002.

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 15, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2003 10-K.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At March 31, 2004, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At March 31, 2004, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At March 31, 2004, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

The following table presents a comparison of several important amounts and ratios for the three-month periods ended March 31, 2004 and 2003.

TABLE 17—CAPITAL RATIOS

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2004
Total Tier 1 & Tier 2 Capital (to Risk Weighted Assets)	$465,542	11.4%	$325,765	8.0%	$407,206	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$343,471	8.4%	$162,883	4.0%	$244,324	6.0%
Tier 1 Capital (to Average Tangible Assets)	$343,471	6.3%	$216,575	4.0%	$270,719	5.0%

Risk Weighted Assets	$4,072,064
Average Tangible Assets	$5,414,378

As of December 31, 2003
Total Tier 1 & Tier 2 Capital (to Risk Weighted Assets)	$468,851	13.3%	$281,730	8.0%	$352,162	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$353,714	10.0%	$140,865	4.0%	$211,297	6.0%
Tier 1 Capital (to Average Tangible Assets)	$353,714	7.4%	$190,000	4.0%	$237,500	5.0%

Risk Weighted Assets	$3,521,619
Average Tangible Assets (dollars in thousands)	$4,749,992

The above table is for the Company.

As of March 31, 2004, the Bank’s total risk-based capital ratio was 11.7%. As of March 31, 2004, Tier 1 capital was 8.7% of risk adjusted assets and 6.5% of average tangible assets.

The operating earnings of the bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, Management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include changes in market interest rates, asset quality, loan demand, and the tax refund loan and transfer programs. A substantial change in overall credit quality or an increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the tax refund loan and transfer programs, occurring almost entirely in the first quarter, introduces significant seasonality and causes variation in the Tier 1 leverage ratio which is based on average quarterly assets.

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

The total risk-based capital ratio for the Company of 11.4% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” some of this debt was issued in 2001 and some in 2003 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and additional assets were added with the PCCI acquisition.

The total risk-based capital ratio also includes the effect of $30.3 million in subordinated debt issued by Bancorp which qualifies as Tier 1 capital for the Company. This debt resulted from the March 5, 2004 acquisition of PCCI and relates to the debt owed by Bancorp to the three former business trusts of PCCI.

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary Bank to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank’s ability to pay dividends is governed by Federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its second year of operations since the merger of the subsidiary banks—Santa Barbara Bank & Trust and First National Bank of Central California into Pacific Capital Bank, N.A., the Bank is limited to its earnings since the merger at the end of March 2002. Earnings to date in 2002, 2003, and 2004 have more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.22 per share.

During 2002, approximately 744,000 shares were repurchased at an average price of $24.40 per share for a total of $18.2 million. During the first nine months of 2003, approximately 882,000 shares were repurchased at an average price of $31.90 per share for a total of $28.1 million. Under the most recent authorization, as of March 31, 2004, the Company repurchased approximately 32,000 shares at an average price of $33.44 per share for a total price of $1.1 million. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase.

Dividends are paid each quarter in February, May, August and November. The dividend rate is reviewed each quarter and increases are periodically authorized to stay within the Company’s target range of a payout ratio of 35%-40% of net income The quarterly dividend rate was $0.18 per share until the first quarter of 2003. It was increased to $0.20 per share in the second quarter of 2003, increased to $0.21 per share in the third quarter of 2003, and increased to $0.22 cents per share in the first quarter of 2004.

Aside from the $18.9 million amount authorized for share repurchases and those commitments reported in Note 11 to the consolidated financial statements, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. There is no specified time within which the share repurchases must be accomplished.

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

Provisions in the Sarbanes-Oxley Act of 2002 require all public companies to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies’ independent auditors will be required to evaluate management’s assertion in 2004 annual reports relating to the effectiveness of the companies’ disclosure controls in ensuring financial reporting that appropriately reflect companies’ financial condition and results of operations. This requirement is expected to significantly increase consulting and audit fees as companies seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

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

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The product mix for the program in 2003 was 65% RALs, 35% RTs. The total transaction volume increased in the first quarter of 2004 to approximately 5.6 million, but the growth was primarily in RTs, resulting in a product mix of 69% RTs, 31% RALs.

While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs had significant impacts on the Company’s activities and results of operations during the first quarters of 2003 and 2004. While not quite as pronounced, these impacts are still significant to year-to-date results of operations through the remainder of the year. These impacts and other details of the programs are discussed in the following five sections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to average about 35% to 40% of each year’s net income. For 2002, the first quarter’s net income was 37% of the net income for the year. In 2003, the first quarter’s net income was 46% of the net income for the year. Because the pretax profitability of the RAL/RT programs has increased less in 2004 over 2003 while pretax income for the remainder of the Company’s activities increased 46%, the proportion of 2004 net income that will be represented by the first quarter is expected to decrease from the 2003 proportion. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Note E to this discussion.

Funding Sources:

As the RAL program has increased in loan volume, the Company has had to use more sophisticated funding arrangements.

The various funding arrangements that have been used over the last five years as the programs grew significantly are discussed in the “Tax Refund Anticipation Loan and Refund Transfer Programs” section of Management’s Discussion and Analysis in the 2003 10-K.

For 2004, the Company used the same sources as in 2003, but used a smaller securitization—$500 million compared to $900 million in 2003. This reduction was done to minimize this most expensive of funding sources.

Fees for Services:

The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers, which are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers and tax preparers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate (“APR”) computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer’s fee does not change.

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

Credit risk is lowered because of the debt indicator provided by the IRS. This electronic signal indicates whether the IRS or other Federal agencies have placed liens against the taxpayer’s refund because of amounts owed for past taxes, delinquent student loans, etc. Nonetheless, the charge-off rate for RALs still remains approximately two or three times as high as for the rest of the Company’s loan portfolios.

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

Credit risk is managed by the acceptance criteria set by the Company, the use of the debt indicator supplied by the IRS, and by the use of credit reports. A proportion of loans charged-off each year are collected in subsequent years. When the customer applies for loan or transfer the following year, any charged-off amount from the prior year(s) is deducted from the amount of the current loan proceeds or transfer amount as permitted by the terms of the original loan agreement.

The Company’s liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. As mentioned above, the sources of this funding are described in detail in the 2003 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure an adequate amount is available.

For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit (“EIC”). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its “revenue protection” program. Such review can cause a delay in payment of a loan made on the return. Such delays reduce the profitability of the program because there is no interest charged for the time the loan is outstanding, yet the Company must continue to pay interest on the funds it has lent to the taxpayer.

The usefulness of the debt indicator is dependent on the IRS having received data from other Federal agencies on liens to which the refunds are subject.

As discussed in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements, the Company is currently involved in two lawsuits related to the RAL program. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

Concern has been expressed by consumer advocates regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because they are outstanding for a short time. These loans are not “rolled over” or renewed. When the fee is annualized in the APR computation, the result is a relatively high APR. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products (Note J).

Accounting for the RAL Securitization:

The securitization arrangements used for funding involve a “true” sale of the loans into the securitization vehicle. Under the terms of the securitization, the loans were sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the sold loans not paid by the IRS would be charged against the Company’s retained portion until that amount was exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization and the fees associated with them are not included in Tables 2 or 3.

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

Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale that accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same quarter, there is no acceleration of income, and the amounts of income and expense are the same as it would be if the loans were not sold. Because of the securitization, fees which otherwise would be reported as interest income are reported in the gain account.

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

The following table summarizes the components of the gain on sale of RAL loans for the three-month periods ended March 31, 2004 and 2003.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Three Months Ended March 31,
(dollars in thousands)	2004	2003

RAL fees	$5,920	$12,472
Fees paid to investor	(162)	(612)
Commitment fees paid	(678)	(800)
Provision expense	(2,135)	(3,029)

Net gain on sale of RAL loans	$2,945	$8,031

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three-month periods ended March 31, 2004 and 2003.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2004	2003

Interest income from RALs	$35,094	$30,075
Interest expense on funding	(735)	(752)
Intersegment revenues	3,823	1,455
Internal charge for funds	—	(2,377)

Net interest income	38,182	28,401
Provision for credit losses--RALs	(8,954)	(7,209)
Refund transfer fees	17,715	14,242
Collection Fees	2,916	2,218
Gain on sale of loans	2,945	8,031
Operating expense	(11,378)	(4,816)

Income before taxes	$41,426	$40,867

Charge-offs	$10,270	$9,142
Recoveries	(2,954)	(2,022)

Net charge-offs	$7,316	$7,120

Credit Losses

The allowance table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the activity in the allowance for RAL losses separate from the activity for other loans. Based on experience from prior years, a number of the loans charged off may yet be paid during the remainder of this year or during the 2005 filing season. It is difficult, however, to estimate the rate of recovery for future periods since 2004 collections are dependent on whether the IRS actually issues the requested refund and 2005 collections are primarily dependent on whether the customer applies for a RAL or RT during the 2005 season. While the charge-offs above do not include the $2.1 million charged-off for RALs sold into the securitization, any recoveries received on those loans accrue to the Company.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Approximately 105 basis points of the RALs were charged-off in 2003. This was higher than in 2002, but not as high as in earlier years. Based on collection patterns during the first quarter compared to collection patterns during the first quarter of 2003, the Company anticipates charge-offs for 2004 will be approximately 110 to 120 basis points.

Expectations for the Remainder of 2004

Additional loans and transfers were made between the end of the quarter and April 15, 2004. These will result in additional income. By the end of the second quarter, the Company will have a more certain idea of the overall default rate for the year, but collections will continue throughout the remainder of the year, so even at June 30, 2004, actual defaults will only be an estimate. Also during the remainder of 2004, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, data processing, etc.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—There are relatively large differences between the ROE and ROA ratios for the two years when the RAL/RT results are excluded compared to the changes in the total or consolidated ROE and ROA ratios. These changes are due the relative changes in the numerators and denominators of the ratios. The numerator for ROE and ROA is net income. As indicated above, net income for the Company increased 16.95% for the first quarter of 2004 over the same period of 2003. The denominator of the ROA ratio is average assets. Consolidated average assets increased 17.25% from the first quarter of 2003 to the first quarter of 2004. With the denominator up slightly more than the numerator, the ratio declined slightly. As explained below, the net income from the RAL/RT program was very close to the 2003 results. Therefore, when the RAL/RT results and balances for the two periods are excluded, net income for the rest of the Company increased year over year at a higher rate, 45.92%, while non-RAL/RT related assets increased only 10.63%. This caused a substantial increase in the ROA for non-RAL/RT activities from 2003 to 2004.

The Company does not allocate equity to different product lines. In other words, when ROE figures for non-RAL/RT activities are computed, the denominator of the ratio is the equity for the whole Company. The change in ROE for the first quarter of 2004 compared to the first quarter of 2003 for non-RAL/RT activities is substantially higher than the change in total ROE because the numerator of the non-RAL/RT ratio changed 45.92% compared to 16.95% for the whole Company.

The operating efficiency ratio, when excluding the RAL/RT activities, did not change as much from the first quarter of 2003 to the first quarter of 2004 as did ROA or ROE because provision expense is not included in the computation. The numerator is noninterest operating expenses other than provision and the denominator is the sum of tax equivalent net interest income plus noninterest revenues less securities gains/losses. With over half of the improvement in pre-tax income between the two quarters arising from the difference in provision expense in the two years, the improvement in the ratio is less than the improvement the ROA and ROE ratios which are impacted by provision expense.

	1st Qtr 2004	1st Qtr 2003	% change

Total net income	$42,591	$36,418	16.95%
Net income excluding RAL/RT activities	$18,585	$12,736	45.92%

Total average assets	$5,537,781	$4,722,973	17.25%
Average assets excluding RAL/RT related balances	$4,842,332	$4,376,996	10.63%

	1st Qtr 2004	1st Qtr 2003	$ change

Pre-tax income	$67,789	$57,806	$9,983
Pre-tax income exclusive of RAL/RT activities	$26,363	$16,939	$9,424

Provision for credit losses	$7,584	$11,617	$(4,033)
Provision for credit losses exclusive of RALs	$(1,370)	$4,408	$(5,778)

Note B—For Tables 2 and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as “Tax equivalent income included in interest income from non-taxable securities and loans.”

Note C—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the second quarter of 2003. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note D—Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note E—The four tables below show the balances and amounts of interest income and expense line items that are excluded or included in computing the without RAL, or without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$813,018	$384,967	$428,051	$861,529	$467,839	$393,690
Average loans	3,709,995	384,967	3,325,028	3,440,391	467,839	2,972,552
Average total assets	5,537,781	695,449	4,842,332	4,722,973	345,977	4,376,996
Average earning assets	5,197,838	583,639	4,614,199	4,421,175	467,839	3,953,336
Average certificates of deposit	3,124,826	42,187	3,082,639	2,763,927	40,947	2,722,980
Average interest bearing liabilities	3,933,178	393,820	3,539,358	3,162,077	40,947	3,121,130
Consumer loans interest income	42,851	34,945	7,906	37,562	30,075	7,487
Loan interest income	86,624	34,945	51,679	79,322	30,075	49,247
Interest income	100,765	35,094	65,671	89,248	30,075	59,173
Interest expense	14,897	735	14,162	14,230	752	13,478

Note E (Cont.)

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2004 YTD Annualized	2003	2002	2001	2000

Total Including RALs
Net charge-offs	$10,035	$22,557	$14,778	$12,924	$10,908
Average loans	$3,709,995	$3,151,328	$2,942,082	$2,678,225	$2,388,740
Ratio	1.09%	0.72%	0.50%	0.48%	0.46%

Total Excluding RALs
Net charge-offs	$2,719	$14,027	$12,673	$8,730	$7,741
Average loans	$3,325,028	$3,029,669	$2,874,091	$2,619,325	$2,328,576
Ratio	0.33%	0.46%	0.44%	0.33%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$5,824	$2,916	$2,908	$5,467	$2,218	$3,249
Noninterest revenue	36,621	23,576	13,045	38,852	26,709	12,143
Operating expense	47,116	7,555	39,561	44,447	7,956	36,491
Provision for credit losses	7,584	8,954	(1,370)	11,617	7,209	4,408
Income before income taxes	67,789	41,426	26,363	57,806	40,867	16,939
Provision for income taxes	25,198	17,420	7,778	21,388	17,185	4,203
Net Income	42,591	24,006	18,585	36,418	23,682	12,736

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment

Loan income	$86,624	$104	$86,728	$79,322	$249	$79,571
Loan income excluding RAL/RT activities	51,679	104	51,783	49,519	249	49,768

Securities income	$13,660	$1,503	$15,163	$9,476	$1,408	$10,884
Securities income excluding RAL/RT activities	13,660	1,503	15,163	9,476	1,408	10,884

Net interest income	$85,868	$1,607	$87,475	$75,018	$1,657	$76,675
Net interest income excluding RAL/RT activities	51,509	1,607	53,116	46,772	1,657	48,429

Note F—Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. Because relatively few RALs are made during the second quarter each year, the average balance of RALs in these quarters is primarily related to the speed of payment by the IRS of loans made in the first quarter and also related to when during the quarter delinquent loans are charged-off.

Note G—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis (vertical) and maturities on the X-axis (horizontal). The line that connects the points will normally be a curve sloping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally, the slope (or a portion of the slope) inverts and short-term rates are actually higher than long term rates.

Note H—In fact, because consumer small business loans including leasing loans are generally charged-off as soon as they become 120 days delinquent, they will frequently migrate directly from a pass or grade 7 classification to loss without appearing as nonaccrual from a reporting standpoint, simply because there is only a one in three chance that a quarter-end will occur while they are in nonaccrual status.

Note I—The base case amount for net interest income is not the same as the Company’s forecast of the net interest income for the next twelve months. As indicated in the text, the computation assumes a static balance sheet. That is, the product mix remains as it currently is, with financial instruments that mature within the next twelve months being replaced by similar instruments at current market rates. That is not necessarily what the Company expects to happen.

Note J—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,600. For 2003, the Company charged-off an average of about 105 basis points. 105 basis points for an average loan would be $27.30. Expressed as an APR, the $27.30 would be 38.3%. Funding and processing costs are incurred in addition to the credit costs.

Note K—In the current interest rate environment, some assets are earning less than 2% and could not have their interest rates decreased by 200 basis points. For purposes of the shock analysis reported in Table 4, their rates have been reduced to 0%.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

Item 4.	Controls and Procedures

As of the end of the period covering the report, Pacific Capital Bancorp carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls during the last fiscal quarter.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in two class action lawsuits related to the cross-collection agreement it has with other providers of refund anticipation loans. These suits are described in Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements. The Company does not expect that the suits will have any material impact on its financial condition or operating results.

The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 2. Changes in Securities and Use of Proceeds

(dollars in thousands)		(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
Begin Date	End Date
01/01/2004	01/31/2004	—	n/a	—	18,933
02/01/2004	02/29/2004	—	n/a	—	18,933
03/01/2004	03/31/2004	—	n/a	—	18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock.  Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans which expired during the first quarter of 2004.

Item 3. Defaults Upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders in the first quarter of 2004.

The Company’s Annual Meeting of stockholders was held on April 27, 2004. A total of 34,029,557 shares of common stock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders:

Election of Directors:

The following 12 directors were elected:

	Votes For		Votes Withheld

Edward E.Birch	29,072,088	85.43%	182,290
Richard M.Davis	28,869,264	84.84%	385,114
Richard S. Hambleton, Jr.	29,179,212	85.75%	75,166
D. Vernon Horton	29,163,926	85.70%	90,452
Roger C. Knopf	28,909,252	84.95%	345,126
Robert W. Kummer	29,162,487	85.70%	91,891
Clayton C. Larson	29,099,981	85.51%	154,397
John R. Mackall	28,886,235	84.89%	368,143
Gerald T. McCullough	29,026,304	85.30%	228,074
Richard A. Nightingale	28,984,973	85.18%	269,405
Kathy J. Odell	29,189,828	85.78%	64,550
William S. Thomas, Jr.	29,111,692	85.55%	142,686

Ratification of appointment of PricewaterhouseCoopers as the Company’s independent accountants:

The shareholder vote was:

	Votes	% of Shares Voting

For	28,884,020	98.73%
Against	256,772	0.88%
Abstain	113,586	0.39%

	Number	% of Shares Outstanding

Nonvotes	4,775,179	14.03%

Item 5. Other information

               None.

Item 6. Exhibits and reports on Form 8-K

(a)           Exhibit Index:

Exhibit Number	Item Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

               The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2004.

Subject		Filing Date

Item 7.	Financial Statements and Exhibits Press release announcing earnings for fourth quarter of 2003.	January 29, 2004

Item 12.	Results of Operation and Financial Condition Press release announcing that the shareholders of Pacific Crest Capital, Inc. had approved the acquisition of Pacific Crest by Pacific Capital Bancorp.	February 9, 2004

Item 5	Other Events and Regulation FD Disclosure Press release announcing that the acquisition of Pacific Crest Capital Inc. had been completed.	March 10, 2004

The following current reports on Form 8-K have been filed with the Securities and Exchange Commission to date during the second quarter of 2003.

Subject		Filing Date

Item 7.	Financial Statements and Exhibits Press release announcing earnings for first quarter of 2004.	April 23, 2004

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher
Assistant Corporate Secretary
Pacific Capital Bancorp
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr. President Chief Executive Officer	May 10, 2004

/s/ Donald Lafler
Donald Lafler Executive Vice President Chief Financial Officer	May 10, 2004