Form 10-Q
period 2004-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2004-08-09
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock - As of July 30, 2004 there were 45,603,534 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited) June 30, 2004 and December 31, 2003

Consolidated Statements of Income (unaudited) Three and Six-Month Periods Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows (unaudited) Six-Month Periods Ended June 30, 2004 and 2003

Consolidated Statements of Comprehensive Income (unaudited) Three and Six-Month Periods Ended June 30, 2004 and 2003

Notes to Consolidated Financial Statements

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars and share amounts in thousands except per share amounts)

	June 30, 2004	December 31, 2003

Assets:
Cash and due from banks	$140,885	$150,010
Federal funds sold and securities purchased under agreements to resell	12,000	33,010

Cash and cash equivalents	152,885	183,020

Securities available-for-sale, at fair value (Note 4)	1,491,853	1,317,962
Loans, net of allowance of $48,376 at June 30, 2004 and $49,550 at December 31, 2003 (Note 5)	3,692,502	3,131,329
Premises, equipment and other long-term assets	80,270	73,959
Accrued interest receivable	21,923	19,608
Goodwill (Note 7)	108,638	30,048
Other intangible assets (Notes 7 and 8)	7,234	2,962
Other assets (Note 6)	129,024	100,742

Total assets	$5,684,329	$4,859,630

Liabilities:
Deposits:
Noninterest bearing demand deposits	$981,491	$924,106
Interest bearing deposits	3,371,174	2,930,611

Total Deposits	4,352,665	3,854,717
Federal funds purchased and securities sold under agreements to repurchase	121,338	58,339
Long-term debt and other borrowings (Note 9)	730,907	499,548
Accrued interest payable and other liabilities	45,790	47,978

Total liabilities	5,250,700	4,460,582

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 45,546 outstanding at June 30, 2004 and 45,284 at December 31, 2003)	11,391	8,494
Surplus	75,044	72,916
Accumulated other comprehensive income	(1,793)	12,807
Retained earnings	348,987	304,831

Total shareholders’ equity	433,629	399,048

Total liabilities and shareholders’ equity	$5,684,329	$4,859,630

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,

	2004	2003	2004	2003

Interest income:
Loans	$56,841	$50,295	$143,465	$129,617
Securities	14,485	9,735	28,145	19,211
Federal funds sold and securities purchased under agreements to resell	103	402	584	852

Total interest income	71,429	60,432	172,194	149,680

Interest expense:
Deposits	9,898	9,382	18,886	19,286
Securities sold under agreements to repurchase and Federal funds purchased	223	71	757	542
Other borrowed funds	5,875	4,029	11,250	7,884

Total interest expense	15,996	13,482	30,893	27,712

Net interest income	55,433	46,950	141,301	121,968
Provision for credit losses (Note 5)	737	2,635	8,321	14,252

Net interest income after provision for credit losses	54,696	44,315	132,980	107,716

Non interest revenue:
Service charges on deposits	4,099	3,847	8,135	7,570
Trust fees	3,733	3,509	7,787	7,023
Refund transfer fees	3,097	3,075	20,812	19,535
Other service charges, commissions and fees, net	3,847	3,487	9,671	8,927
Net gain on sale of tax refund loans	-	-	2,945	8,031
Net (loss) gain on securities transactions	(449)	604	(516)	664
Other income	1,053	615	3,167	2,239

Total noninterest revenue	15,380	15,137	52,001	53,989

Operating expense:
Salaries and benefits	24,119	19,395	49,249	42,937
Net occupancy expense	3,853	3,593	7,405	7,097
Equipment expense	2,241	2,601	4,310	4,767
Other expense	13,830	12,910	30,195	28,145

Total operating expense	44,043	38,499	91,159	82,946

Income before income taxes	26,033	20,953	93,822	78,759
Provision for income taxes	9,486	7,554	34,684	28,942

Net income	$16,547	$13,399	$59,138	$49,817

Earnings per share - basic (Note 3)	$0.36	$0.29	$1.30	$1.08
Earnings per share - diluted (Note 3)	$0.36	$0.29	$1.29	$1.08
Average number of shares - basic	45,465	45,821	45,419	45,917
Average number of shares - diluted	45,774	46,289	45,747	46,338
Dividends declared per share	$0.17	$0.15	$0.33	$0.29
Dividends paid per share	$0.17	$0.15	$0.33	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six-Month
	Periods Ended June 30,
	2004	2003

Cash flows from operating activities:
Net Income	$59,138	$49,817
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,869	4,940
Provision for credit losses	8,321	14,252
Net amortization of discounts and premiums for securities and commercial paper	1,603	1,526
Net change in deferred loan origination fees and costs	905	(411)
Net loss (gain) on sales and calls of securities	516	(664)
Change in accrued interest receivable and other assets	(3,610)	(3,669)
Change in accrued interest payable and other liabilities	(3,967)	24,250

Net cash provided by operating activities	67,775	90,041

Cash flows from investing activities:
Purchase of bank or branches	(123,282)	—
Proceeds from sales of AFS securities	47,079	48,102
Proceeds from calls, maturities, and partial paydowns of AFS securities	153,112	141,664
Proceeds from calls and maturities of HTM securities	—	2,680
Purchase of AFS securities	(282,793)	(492,952)
Net (increase) decrease in loans made to customers	(157,902)	4,313
Purchase or investment in premises and equipment	(9,623)	(7,911)

Net cash used in investing activities	(373,409)	(304,104)

Cash flows from financing activities:
Net increase in deposits	207,460	112,354
Net increase (decrease) in borrowings with maturities of 90 days or less	36,094	(7,260)
Proceeds from long-term debt and other borrowing	92,000	174,700
Payments on long-term debt and other borrowing	(50,098)	(21,658)
Cash paid for retirement of stock	—	(9,574)
Proceeds from issuance of common stock	5,025	3,222
Dividends paid	(14,982)	(13,063)

Net cash provided by financing activities	275,499	238,721

Net (decrease) increase in cash and cash equivalents	(30,135)	24,658
Cash and cash equivalents at beginning of period	183,020	151,540

Cash and cash equivalents at end of period	$152,885	$176,198

Supplemental disclosure:
Interest paid during period	$30,395	$27,947
Income taxes paid during period	$14,000	$17,200
Non-cash additions to other real estate owned (Note 1)	$2,910	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	For the Three-Month Period Ended June 30, 2004			For the Three-Month Period Ended June 30, 2003

	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$26,033	$9,486	$16,547	$20,953	$7,554	$13,399
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(35,981)	(15,130)	(20,851)	4,914	2,066	2,848
Less: reclassification adjustment for (losses) gains included in net income	(449)	(189)	(260)	604	254	350

Other comprehensive (loss) income	(35,532)	(14,941)	(20,591)	4,310	1,812	2,498

Comprehensive (loss) income	$(9,499)	$(5,455)	$(4,044)	$25,263	$9,366	$15,897

	For the Six-Month Period Ended June 30, 2004			For the Six-Month Period Ended June 30, 2003

	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$93,822	$34,684	$59,138	$78,759	$28,942	$49,817
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(25,710)	(10,811)	(14,899)	11,815	4,968	6,847
Less: reclassification adjustment for (losses) gains included in net income	(516)	(217)	(299)	664	279	385

Other comprehensive (loss) income	(25,194)	(10,594)	(14,600)	11,151	4,689	6,462

Comprehensive income	$68,628	$24,090	$44,538	$89,910	$33,631	$56,279

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2004
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

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into PCBNA. PCC Trust I, PCC Trust II, and PCC Trust III had been created by PCCI for the exclusive purpose of issuing trust preferred securities. These last three entities remain stand-alone subsidiaries of Bancorp but will not be consolidated in the Company’s financial statements (see New Accounting Pronouncements regarding the nonconsolidation of these subsidiaries and Note 2, “Business Combinations” for more information on the PCCI acquisition).

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

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

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

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs.  During the second quarter of 2004, the Company received a real estate property in satisfaction of a delinquent loan.  The property was recorded at an estimate of its fair value less cost of disposal, $2.9 million.  As of December 31, 2003, the Company held no properties which it had obtained from foreclosure.

Goodwill and Other Intangible Assets

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill recognized in connection with the March 5, 2004 PCCI acquisition is recorded in the “Pacific Capital” segment on the tables included in Note 14, “Segment Disclosure, “ while the remainder of the Company’s goodwill is recorded within the “Community Banking” segment. Prior to the effective date of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the purchased goodwill was being amortized over 10 and 15 year periods.

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

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at June 30, 2004 or December 31, 2003.

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

Some of the SBA loans are originated with the intention of selling the guaranteed portion. As with the residential loans that are sold, these loans are sold promptly after origination. Consequently, the amount at any particular time and any adjustment to the market value from changes in interest rates are immaterial.

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

Segment Disclosure

While the Company’s products and services are all of the nature of commercial banking, the Company has six reportable segments. There are five specific segments: “Community Banking,” “Commercial Banking,” “Refund Programs,” “Fiduciary,” and “Pacific Capital.” The remaining activities of the Company are reported in a segment titled “All Other.”

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2003 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2003 10-K, other than the inclusion of the activities of Pacific Crest Bank, which was acquired in connection with the March 5, 2004 PCCI acquisition. As discussed in Note 14, some of the activities of the former Pacific Crest Bank are included in the Community Banking segment and some in the Pacific Capital segment.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three and six-month periods ended June 30, 2004 and 2003 would have been as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,

(dollars in thousands)	2004	2003	2004	2003

Net Income, as reported	$16,547	$13,399	$59,138	$49,817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(446)	(167)	(568)	(300)

Pro forma net income	$16,101	$13,232	$58,570	$49,517

Earnings Per Share:
Basic - as reported	$0.36	$0.29	$1.30	$1.08
Basic - pro forma	$0.35	$0.29	$1.29	$1.08
Diluted - as reported	$0.36	$0.29	$1.29	$1.08
Diluted - pro forma	$0.35	$0.29	$1.28	$1.07

For purposes of this computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.52%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2857
Expected volatility 5 years:	0.2692
Expected dividend:	$0.72 per year

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

Because the swaps sold to customers are not intended to act as a hedge for the Company’s interest rate risk position with respect to the loan, only for the customer’s position, they do not meet the requirement for hedge accounting.  Consequently, changes in the fair value of these hedges are included in net income in the period in which the changes occur. Because a derivative may not be used to hedge another derivative, any changes in the fair value of swaps entered into to cover the Company’s position on the customer swaps are also included in net income in the period in which they occur.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Certain disclosure requirements of this interpretation were effective for December 31, 2002 financial statements. The accounting requirements were effective for existing entities beginning December 31, 2003 and for newly formed entities beginning February 1, 2003. Previously issued accounting pronouncements required the consolidation of one entity in the financial statements of another if the second entity had a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. In effect, FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

The Company has two special-purpose entities used for the securitizations described in Note 8, “Transfers and Servicing of Financial Assets.” The special-purpose entity used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity (“QSPE”) as described in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) . Instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company discloses them under the provisions of SFAS 140.

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46, and is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity to securitization conduits established by two financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits are variable interest entities within the scope of FIN 46. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding other types of loans purchased from other financial institutions. Therefore, because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held, the Company concludes that consolidation of these conduits with the Company would not be required by FIN 46. While used only during the first quarter of each year, the special purpose entity for RALs remains in place from year to year.

In connection with the March 5, 2004 PCCI acquisition, Bancorp added three business trust subsidiaries which had been originally created by PCCI for the exclusive purpose of issuing trust preferred securities. The three subsidiaries are PCC Trust I, PCC Trust II, and PCC Trust III.  The purchasers of the securities are the primary beneficiaries of these entities.  Because Bancorp is not the primary beneficiary of these entities, they have not been consolidated by the Company in accordance with FIN 46. However, the Company has included the investments in these subsidiaries in “Other assets” and the subordinated debt owed to these subsidiaries in “Long-term debt and other borrowings” on its Consolidated Balance Sheets. In its Consolidated Statements of Income, the Company has reported dividend income from the subsidiaries in “Other income” and interest expense on the subordinated debt in “Other borrowed funds.”

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). The provisions of SFAS 149 amend and clarify financial accounting and reporting for derivative instruments. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying financial instrument to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. Included within the scope of these pronouncements are mortgage loans originated for sale. The Company does sell some of the mortgage loans that it originates, but there are no commitments to sell and the Company only makes the decision after the loans are originated. Consequently, it has not recorded these as loans originated for sale.

SFAS 149 was effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS 149 are applied prospectively. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of these instruments would have been classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For the Company, (with the exception of its application to certain mandatorily redeemable financial instruments), the effective date was July 1, 2003. The Company holds no such financial instruments and the implementation of SFAS 150 had no impact on its consolidated financial statements.

With respect to certain mandatorily redeemable financial instruments, the effective date was the first fiscal period beginning after December 15, 2003.  The Company has not issued any mandatorily redeemable instruments, and as a result, implementation has not impacted the Company.

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

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132-R”). SFAS 132R requires additional disclosures about defined benefit plans. The Company’s pension plans are defined contribution plans and are not included in the scope of this statement. Only the Company’s postretirement health plan is a defined benefit plan. The implementation of SFAS 132R did not have an impact on the Company’s results of operations, financial position, or cash flows. The quarterly disclosure required by SFAS 132 R is presented in Note 10.

2.          BUSINESS COMBINATIONS

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) in an all cash transaction valued at $136 million, or $26 per each diluted share of Pacific Crest Capital common stock. Pacific Crest Capital, Inc. was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank, which had three full-service California branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and specialized FDIC-insured savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through June 30, 2004. The Company acquired $131 million in investment securities, $412 million in loans, and $282 million in deposits in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $78.6 million was recognized as goodwill as discussed in Note 7, Goodwill and Other Intangible Assets.

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2003.

	Six Months Ended June 30, 2004	January 1, 2004 Through March 5, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

(dollars in thousands except per share amounts)	Pacific Capital Bancorp	Pacific Crest	ProForma Combined	Pacific Capital Bancorp	Pacific Crest	ProForma Combined

Revenues	$224,195	$7,996	$232,191	$203,669	$10,762	$214,431
Income before extraordinary items and the cumulative effect of accounting changes	$59,138	$1,694	$60,832	$49,817	$2,115	$51,932
Net income	$59,138	$1,694	$60,832	$49,817	$2,115	$51,932
Earnings per share	$1.29		$1.33	$1.08		$1.12

There were no extraordinary items or cumulative effects of accounting changes in the periods reported above for either company. The following nonrecurring items (pre-tax) are included in the Pacific Crest column in the above table for the period of January 1 through March 5, 2004 (in thousands):

Compensation cost to buy out stock options including payroll tax expense	$3,680
Investment banking fees	1,018
Legal expenses	172
Other costs related to the acquisition.	193

Total	$5,063

There were no material nonrecurring items included in the Company figures for the first six months of 2004 related to the acquisition.

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

The computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2004 and 2003, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods		Six-month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2004
Numerator -- Net Income	$16,547	$16,547	$59,138	$59,138

Denominator -- weighted average shares outstanding	45,465	45,465	45,419	45,419

Plus: net shares issued in assumed stock option exercises		309		328

Diluted denominator		45,774		45,747

Earnings per share	$0.36	$0.36	$1.30	$1.29
Anti-dilutive options excluded		653		26

Period ended June 30, 2003
Numerator -- Net Income	$13,399	$13,399	$49,817	$49,817

Denominator -- weighted average shares outstanding	45,821	45,821	45,917	45,917

Plus: net shares issued in assumed stock option exercises		468		421

Diluted denominator		46,289		46,338

Earnings per share	$0.29	$0.29	$1.08	$1.08
Anti-dilutive options excluded		7		84

4.          SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2004
Available-for-sale:
U.S. Treasury obligations	$113,471	$914	$(561)	$113,824
U.S. agency obligations	196,483	3,019	(406)	199,096
Collateralized mortgage obligations	19,014	42	(143)	18,913
Mortgage-backed securities	954,377	2,074	(18,732)	937,719
Asset-backed securities	25,635	177	(57)	25,755
State and municipal securities	185,968	13,379	(2,801)	196,546

	$1,494,948	$19,605	$(22,700)	$1,491,853

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2003
Available-for-sale:
U.S. Treasury obligations	$119,938	$2,114	$(33)	$122,019
U.S. agency obligations	207,020	5,918	(19)	212,919
Collateralized mortgage obligations	12,327	83	(183)	12,227
Mortgage-backed securities	737,929	2,787	(7,211)	733,505
Asset-backed securities	26,804	227	—	27,031
State and municipal securities	191,845	19,528	(1,112)	210,261

	$1,295,863	$30,657	$(8,558)	$1,317,962

Gains or losses may be realized on securities in the available-for-sale portfolio if the Company sells any of these securities in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. All of the securities held by the Company are classified as available for sale, and all are therefore carried at their fair value. However, as also explained in that note, adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a special component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company. The amount of unrealized losses at June 30, 2004 has increased $14.1 million from December 31, 2003. All of this increase is due to changes in interest rates and to the growth in the portfolio.

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

(dollars in thousands)	June 30, 2004	December 31, 2003

	Available- for-Sale	Available- for-Sale

Amortized cost:
In one year or less	$115,165	$98,316
After one year through five years	871,277	549,220
After five years through ten years	252,221	341,054
After ten years	256,285	307,273

Total Securities	$1,494,948	$1,295,863

Estimated fair value:
In one year or less	$116,151	$99,542
After one year through five years	860,961	556,563
After five years through ten years	251,284	342,757
After ten years	263,457	319,100

Total Securities	$1,491,853	$1,317,962

The following table discloses securities balances by category that are at an unrealized loss at June 30, 2004 and the range of duration of the loss. Included in the table are 261 securities that have been in an unrealized loss position for less than a year and three securities that has been in an unrealized loss position for more than one year. There are no credit concerns regarding any of these securities and consequently the Company has no reason to believe that the full par value of the securities will not be received. The Company has concluded that none of these securities is other than temporarily impaired.  At June 30, 2004, the Company had the ability and intent to hold these securities until recovery. However, changes in interest rates or other circumstances could change that intent.

	Less than 12 months		12 months or more		Total

As of June 30, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$97,728	$(966)	$—	$—	$97,728	$(966)
Federal Agency Mortgage Backed Securities	752,004	(18,348)	13,831	(384)	765,835	(18,732)
Municipal Bonds	50,947	(2,749)	800	(53)	51,747	(2,802)
Asset backed Securities	10,179	(57)	—	—	10,179	(57)
Private CMO	17,271	(143)	—	—	17,271	(143)

Subtotal, Debt Securities	928,129	(22,263)	14,631	(437)	942,760	(22,700)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$928,129	$(22,263)	$14,631	$(437)	$942,760	$(22,700)

	Less than 12 months		12 months or more		Total

As of December 31, 2003 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$21,032	$(52)	$—	$—	$21,032	$(52)
Federal Agency Mortgage Backed Securities	514,653	(7,212)	—	—	514,653	(7,212)
Municipal Bonds	30,933	(1,112)	—	—	30,933	(1,112)
Asset backed Securities	9,011	(182)	—	—	9,011	(182)

Subtotal, Debt Securities	575,629	(8,558)	—	—	575,629	(8,558)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$575,629	$(8,558)	$—	$—	$575,629	$(8,558)

5.     LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The balances in the various loan categories are as follows:

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Real estate:
Residential - 1 to 4 family	$835,417	$799,793	$695,564
Non-residential and multi-family residential	1,239,297	853,981	927,657
Construction	261,271	249,976	168,442
Commercial loans	735,718	680,679	645,208
Home equity loans	172,662	138,422	124,732
Consumer loans	283,677	296,286	273,673
Tax refund loans	2,989	—	—
Leases	187,042	148,504	137,037
Municipal tax-exempt obligations	14,187	11,419	23,055
Other loans	8,618	1,819	2,508

Total loans	3,740,878	3,180,879	2,997,876
Allowance for credit losses	48,376	49,550	50,031

Net loans	$3,692,502	$3,131,329	$2,947,845

The loan balances at June 30, 2004, December 31, 2003 and June 30, 2003 are net of approximately $6.3 million, $5.4 million, and $4.9 million respectively, in deferred net loan fees and origination costs. The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI in the March 2004 acquisition. The amount of this adjustment was $6.3 million at the time of the acquisition. Because the amount that will be collected on these loans is not impacted by this adjustment, it must be amortized against interest income over the estimated lives of the loans so that the amount of the loans reported as outstanding at the time of payment equals the amount to be paid. Amortization expense on this adjustment for the second quarter of 2004 was $1.2 million. Estimated amortization expense for the remainder of 2004, for the next three years, and thereafter is as follows:

(dollars in thousands)	Year	Amortization Expense
	2004	$1,088
	2005	$1,138
	2006	$ 826
	2007	$ 664
	Thereafter	$1,423

The following table discloses balance information about the impaired loans and the related allowance as of June 30, 2004, December 31, 2003 and June 30, 2003:

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Loans identified as impaired	$38,459	$57,355	$49,486
Impaired loans for which a valuation allowance has been established	$8,362	$25,789	$40,862
Amount of valuation allowance for impaired loans	$1,376	$9,047	$12,745
Impaired loans for which no valuation allowance has been established	$30,097	$31,566	$8,624

The following table discloses additional information about impaired loans for the three and six-month periods ended June 30, 2004 and 2003:

(dollars in thousands)	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
	2004	2003	2004	2003

Average amount of recorded investment in impaired loans for the year	$42,080	$51,789	$47,041	$50,196
Interest recognized during the period for impaired loans	$151	$10	$265	$11

The valuation allowance for impaired loans of $1.4 million as of June 30, 2004 is included within the allowance for credit losses of $48.1 million in the “All Other Loans” column in the statement of changes in the allowance account as of June 30, 2004 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total

For the six months ended June 30, 2004:
Balance, December 31, 2003	$49,550	$—	$49,550
Addition from PCCI acquisition	6,146	—	6,146
Provision for credit losses	(633)	8,954	8,321
Credit losses charged against allowance	(10,671)	(12,251)	(23,182)
Recoveries added to allowance	3,696	3,845	7,541

Balance, June 30, 2004	$48,088	$288	$48,376

For the quarter ended June 30, 2004:
Balance March 31, 2004	$51,608	$1,638	$53,246
Addition from PCCI acquisition	—	—	—
Provision for credit losses	737	—	737
Credit losses charged against allowance	(5,618)	(2,241)	(7,859)
Recoveries added to allowance	1,361	891	2,252

Balance, June 30, 2004	$48,088	$288	$48,376

For the six months ended June 30, 2003:
Balance, December 31, 2002	$53,821	$—	$53,821
Provision for credit losses	3,109	11,143	14,252
Credit losses charged against allowance	(10,476)	(13,712)	(24,188)
Recoveries added to allowance	3,577	2,569	6,146

Balance, June 30, 2003	$50,031	$—	$50,031

For the quarter ended June 30, 2003:
Balance March 31, 2003	$53,903	$89	$53,992
Provision for credit losses	(1,299)	3,934	2,635
Credit losses charged against allowance	(4,551)	(4,570)	(9,121)
Recoveries added to allowance	1,978	547	2,525

Balance, June 30, 2003	$50,031	$—	$50,031

6.          OTHER ASSETS

Included in “Other assets” on the Consolidated Balance Sheets at June 30, 2004 and December 31, 2003, are deferred tax assets of $27.7 million and $19.4 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision for credit losses expense. The Company cannot necessarily deduct its provision for credit losses expense in its tax return in the same year in which it is recognized for financial statements. Provision for credit losses expense is deductible for income tax purposes only as loans are actually charged-off.

7.          GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill is $108.6 million at June 30, 2004, of which $78.6 million is related to the PCCI March 5, 2004 acquisition, and $30.0 million at December 31, 2003 which is related to previous acquisitions as explained in Note 1. Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition. In the PCCI transaction, it was primarily for the lending units that the company was purchased. In the case of the prior purchases, the perceived value was in the deposit relationships and the consumer and small business lending. The goodwill arising from the PCCI acquisition is recorded in the “Pacific Capital” segment, while the remaining goodwill is recorded on the “Community Banking” segment which includes the Company’s deposit activities and consumer and small business lending. Goodwill is not amortized but periodically reviewed for impairment as discussed in Note 1.

Also recorded on the Consolidated Balance Sheets at June 30, 2004 is $1.7 million in loan servicing rights, some of which is related to the PCCI acquisition, as discussed in Note 8, “Transfers and Servicing of Financial Assets,” and an intangible asset of $5.6 million related to the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI. The Company has recorded this asset in the “Community Banking” segment. It is being amortized over 12 years.

Amortization expense for the remainder of 2004, over the next three years, and thereafter on this core deposit intangible and current other intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense
	2004	$651
	2005	$1,266
	2006	$1,074
	2007	$352
	Thereafter	$1,491

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

The terms of the securitization permitted the Company to repurchase the remaining loans once the outstanding balance was less than 10% of the original amount sold.  In April, 2004, the Company exercised this option to repurchase the remaining loans, and they are now reported along with other consumer loans in the first Table in Note 5.  SBBT Automobile Loan Securitization Corporation is currently inactive.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2003 and 2004 sold RALs into a multi-seller conduit, backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2003 and 2004, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remained during the second quarter of these years.

Mortgage Servicing Rights

The Company sells some of the residential mortgages it originates and for most of these sold loans servicing is retained. As of June 30, 2004, the Company serviced $ 88.9 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing cost, which approximates fair value. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans.

As of December 31, 2002, the value of the Company’s MSR was $995,000. During the first quarter of 2003, the rate of prepayments on these loans increased. This resulted in a shorter period of time over which the Company expected to receive the servicing fees. To reflect this shorter period, the Company increased the valuation allowance of the servicing rights by $444,000. This was in addition to the normal amortization expense for the quarter. Assuming that the higher prepayments would continue, the Company also reduced the value attributed to the MSR resulting from loans sold in the second quarter of 2003. No further adjustment was deemed necessary at the end of that quarter. The Company reduced the valuation allowance of the servicing rights by approximately $326,000 during the first quarter due to a decline in prepayments. During the second quarter, the valuation allowance was increased by approximately $176,000. The value of the MSR at June 30, 2004 was $1.7 million.

In connection with the March 5, 2004 PCCI acquisition, the Company obtained a non-mortgage servicing asset of $866,000. This asset was created by PCCI’s sales of SBA 7(a) commercial business loans, whereby PCCI sold the guaranteed portion of such loans and retained the servicing, for which it received servicing fees. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. As with MSR, prepayments by the borrowers on the underlying loans reduce the value of the servicing asset. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. The amount of the SBA 7(a) loans sold and serviced by the Company at June 30, 2004 was $29.7 million, and the amount of the unamortized servicing rights was $831,000.

Servicing rights may be purchased from another institution that originates loans or from another entity that services loans.  Aside from the rights acquired as part of the acquisition of another financial institution, the Company has never purchased such rights.

9.          LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings included the following items:

(dollars in thousands)	June 30, 2004	December 31, 2003

Federal Home Loan Bank advances	$588,796	$380,100
Treasury Tax & Loan amounts due to Federal Reserve Bank	3,861	8,448
Subordinated debt issued by the Bank	71,000	71,000
Senior debt issued by the Bancorp	37,000	40,000
Subordinated debt issued by the Bancorp	30,250	—

Total	$730,907	$499,548

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

As of June 30, 2004, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $146.3 million in 1 year or less; $349.5 million in 1 to 3 years, and $93.0 million in more than 3 years. The senior debt is due in July 2006 and the subordinated debt issued by the Bank is due in July 2011. The Treasury Tax and Loan notes are due on demand.

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

The amount of NPPBC recognized in the first quarters of 2003 and 2004 are disclosed in the following table.

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Service cost	$366	$248	$731	$496
Interest cost	199	167	398	333
Return on assets	(97)	(73)	(195)	(146)

Amortization of unrecognized transition obligation or transition asset	—	—	—	—
Recognized gains or (losses)	83	67	165	134
Prior service cost recognized	—	—	—	—
Gain or (loss) recognized due to a settlement or curtailment	—	—	—	—

Total	$551	$409	$1,099	$817

During the first half of 2004, Company contributed $1.1 million to the Voluntary Employee Benefit Association (“VEBA”) that the Company established to hold the funds for the Plan. The Company expects to contribute another $1 million during the remainder of 2004.

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

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee which JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.15 billion and $1.12 billion at June 30, 2004 and December 31, 2003, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $729 million and $585 million at June 30, 2004 and December 31,2003, respectively, were pledged to the FHLB as security for borrowings.

Letters of Credit and Other Contractual Commitments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of material covenants indicating economic deterioration inconsistent with further lending. The Company sometimes charges fees in connection with loan commitments. Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance or support the debt of a customer to a third party. The Company charges a fee for these letters of credit.

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

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company’s prime or base lending rate, or to another external index. These rates vary with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of June 30, 2004 and December 31, 2003, the contractual notional amounts and the maturity of these instruments are as follows:

	As of June 30, 2004
						As of December 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$248,126	$94,860	$37,499	$59,951	$440,436	$455,991
Consumer lines of credit	3,167	5,542	8,824	195,064	212,597	173,888
Standby letters of credit	59,424	22,128	14,342	5,925	101,819	89,535

Total	$310,717	$122,530	$60,665	$260,940	$754,852	$719,414

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. In the second quarter of 2003, the Company added $2.1 million to the liability. The addition related to two letters of credit extended to a customer whose financial condition changed significantly enough that it would be unable to meet the financial obligations for which the letters of credit provide credit enhancement. In the third quarter of 2003, another $440,000 was added to this liability. During the fourth quarter of 2003, $3.0 million was written off as one of the letters of credit was drawn. The balance of the liability at March 31, 2004 was $4.1 million, $3.0 million of which related to the above-mentioned customer. The balance of the liability at June 30, 2004 was $3.0 million, $1.9 million of which related to the above-mentioned customer.

The following table shows the activity in this reserve account for the three and six -month periods ended June 30, 2003 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Beginning reserve	$4,051	$3,251	$3,942	$2,446

Additions	21	2,066	130	2,871
Funded and written-off	1,061	—	1,061	—

Ending reserve	$3,011	$5,317	$3,011	$5,317

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004
						As of December 31, 2003
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Deposits *	$4,004,823	$250,065	$96,443	$1,334	$4,352,665	$3,854,717
Borrowings	315,367	377,720	104,158	55,000	852,245	557,887
Purchase obligations	1,448	—	—	—	1,448	1,682
Non-cancelable leases	10,230	17,692	13,712	46,086	87,720	89,535

Total	$4,331,868	$645,477	$214,313	$102,420	$5,294,078	$4,503,821

*	Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less Than One Year time range.

Non-cancelable leases: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of June 30, 2004, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $5.9 million. Approximately 60% of these payments are due to the Company over the next three years.

12.          DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the second quarter of 2004 for managing its own interest rate risk.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of June 30, 2004, these swaps had a notional amount of $74.0 million and a fair value of $146,000. To avoid increasing its own interest rate or foreign exchange risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover these customer swaps. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution, may default on its obligation.

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

Derivatives

Fair values for derivative financial instruments are based on quotes received from other financial institutions for the cost of or the benefit from settling the contract.

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2004 and December 31, 2003, are as follows:

	As of June 30, 2004		As of December 31, 2003
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$140,885	$140,885	$150,010	$150,010
Federal funds sold	12,000	12,000	33,010	33,010
Securities available-for-sale	1,491,853	1,491,853	1,317,962	1,317,962
Net loans	3,692,502	3,736,362	3,131,329	3,185,813
Mortgage servicing rights	1,653	1,653	537	537
Derivatives	146	146	1,436	1,436

Total financial assets	5,339,039	5,382,899	4,634,284	4,688,768

Financial liabilities:
Deposits	4,352,665	4,350,780	3,854,717	3,861,008
Long-term debt, FHLB Advances	727,046	731,959	491,100	502,822
Repurchase agreements,
Federal funds purchased, and Treasury Tax & Loan	125,199	125,208	66,787	66,784
Derivatives	298	298	2,334	2,334

Total financial liabilities	5,205,208	5,208,245	4,414,938	4,432,948

Net financial Assets	$133,831	$174,654	$219,346	$255,820

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

In connection with the March 5, 2004 PCCI acquisition, the operations of the three branches acquired have been included in the “Community Banking” segment along with the other branch activities of the Company.  The operations of PCCI’s commercial real estate and SBA lending areas report to the former CEO of PCCI, who reports to the CEO of the Company and, consequently, they have been identified as a reportable segment.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific* Capital	All Other	Total

Three months ended June 30, 2004
Revenues from external customers	$32,160	$24,863	$5,151	$3,792	$6,761	$15,672	$88,399
Intersegment revenues	25,239	—	562	434	—	880	27,115

Total revenues	$57,399	$24,863	$5,713	$4,226	$6,761	$16,552	$115,514

Profit (Loss)	$29,288	$16,530	$2,303	$2,558	$2,020	$(25,076)	$27,623
Interest income	25,031	22,668	1,478	—	6,328	17,514	73,019
Interest expense	8,219	—	233	78	—	7,466	15,996
Internal charge for funds	7,265	4,584	—	1	2,979	12,287	27,115
Depreciation	1,054	39	179	20	17	3,560	4,869
Total assets	1,668,329	1,584,361	70,304	1,418	272,738	2,087,179	5,684,329
Capital expenditures	—	—	—	—	—	5,256	5,256

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific* Capital	All Other	Total

Three months ended June 30, 2003
Revenues from external customers	$31,113	$24,411	$5,293	$3,595	$—	$13,219	$77,631
Intersegment revenues	15,219	—	215	295	—	12,322	28,051

Total revenues	$46,332	$24,411	$5,508	$3,890	$—	$25,541	$105,682

Profit (Loss)	$18,745	$15,094	$(237)	$1,988	$—	$(13,015)	$22,575
Interest income	23,992	24,023	1,572	—	—	12,467	62,054
Interest expense	8,514	—	21	—	—	4,947	13,482
Internal charge for funds	7,748	7,236	288	5	—	12,774	28,051
Depreciation	949	41	132	27	—	1,338	2,487
Total assets	1,667,488	1,567,338	77,856	1,494	—	1,224,287	4,538,463
Capital expenditures	—	—	—	—	—	2,967	2,967

*    As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific* Capital	All Other	Total

Six months ended June 30, 2004
Revenues from external customers	$63,334	$49,460	$63,821	$7,913	$8,971	33,893	$227,392
Intersegment revenues	44,294	—	4,385	784	—	2,279	51,742

Total revenues	$107,628	$49,460	$68,206	$8,697	$8,971	$36,172	$279,134

Profit (Loss)	52,543	33,761	43,729	5,353	$2,808	(41,174)	97,019
Interest income	49,286	45,661	36,572	—	8,515	35,357	175,391
Interest expense	15,498	—	968	150	25	14,252	30,893
Internal charge for funds	14,242	9,801	—	1	3,761	23,936	51,742
Depreciation	1,869	77	314	40	22	4,823	7,145
Total assets	1,668,329	1,584,361	70,304	1,418	272,738	2,087,179	5,684,329
Capital expenditures	—	—	—	—	—	9,623	9,623

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific* Capital	All Other	Total

Six months ended June 30, 2003
Revenues from external customers	$62,905	$49,008	$62,076	$7,172	$—	$26,227	$207,388
Intersegment revenues	31,822	—	1,670	654	—	21,768	55,914

Total revenues	$94,727	$49,008	$63,746	$7,826	$—	$47,995	$263,302

Profit (Loss)	$39,267	$29,875	$40,630	$4,310	$—	$(32,043)	$82,038
Interest income	48,111	48,157	31,647	—	—	25,044	152,959
Interest expense	17,265	—	772	—	—	9,675	27,712
Internal charge for funds	16,195	14,975	2,665	6	—	22,073	55,914
Depreciation	1,870	82	267	56	—	2,665	4,940
Total assets	1,667,488	1,567,338	77,856	1,494	—	1,224,287	4,538,463
Capital expenditures	—	—	—	—	—	7,911	7,911

*    As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and six-month periods ended June 30, 2004 and 2003.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Total revenues for reportable segments	$116,897	$105,682	$280,517	$263,302
Elimination of intersegment revenues	(28,498)	(28,051)	(53,125)	(55,914)
Elimination of taxable equivalent adjustment	(1,590)	(1,622)	(3,197)	(3,279)

Total consolidated revenues	$86,809	$76,009	$224,195	$204,109

Total profit or loss for reportable segments	$27,623	$22,575	$97,019	$82,038
Elimination of taxable equivalent adjustment	(1,590)	(1,622)	(3,197)	(3,279)

Income before income taxes	$26,033	$20,953	$93,822	$78,759

Intersegment revenues consist of transfer pricing for the funds provided by the “Community Banking,” “Refund Programs,” and “Fiduciary” segments, and through the borrowings incurred by the Company’s Treasury department included in “All Other.” Internal charges for funds consist of the transfer pricing for the funds used for lending activities by “Community Banking” and “Commercial Banking” and for the purchases of investments by the Treasury department. The totals for intersegment revenues and charges for funds will equal each other because the Company’s Treasury unit acts as the net seller or buyer of funds and hence receives the difference between intersegment revenues earned by the other units and charges for funds assessed against the other units. Charges for funds are reduced because a portion of each segment’s assets are assumed to be funded by capital rather than borrowed funds. A charge for capital is not included in the pre-tax profitability for each segment.

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Short-term interest rates were generally lower in the three-month period ended June 30, 2004 than in the corresponding period of 2003, while intermediate-term rates were generally higher. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and are therefore this segment is charged for funds by reference to the short-term rates. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. This results in the charge for funds in the Commercial Banking segment being lower in the second quarter of 2004 than in the corresponding period of 2003 while the charge for funds in the Community Banking segment is higher. The charge for funds in the Refund Programs segment is lower than would be expected especially in the tables for the six month periods ended June 30 given the amount of the loans. The reason for this is that a substantial portion of the funding for the RAL program is provided within the segment by the RT program. As indicated above, the Company’s Treasury unit functions as a “money center” balancing the funding uses and sources. The changes in its intersegment revenues and charges for funds from one year to the next are primarily the result of changes in the amounts for the other segments.

The Company records provision expense for all loans other than RALs in its Credit Administration Department which is included in the “All Other” segment. The $2.0 million increase in the provision for non-RAL loans for the second quarter of 2003 (a negative provision for non-RAL loans of $1.3 million) and the second quarter of 2004 (a provision of $0.7 million) is one of the reasons for the increase in the pre-tax loss in this segment in the first quarter of 2004 compared to the same quarter of 2003.

15. SUBSEQUENT EVENT

Included among the impaired loans reported as of June 30, 2004 in Note 5 were three loans that had been made to one borrower. The loans were secured by certain contractual rights used by the borrower in its business. They had been partially charged-off because of uncertainty of collection. The recorded amount was $1.18 million after the partial charge-off. Based on the information available to it as of June 30, 2004, the Company had concluded that while discussions with a potential purchaser had taken place, the likelihood of a sale was too uncertain to record a reduction in the allowance for credit losses for any recovery that would result from such a sale.

Subsequent to June 30, 2004, the Company was able to conclude a sale of these notes. Proceeds from the sale were $2.85 million. The excess of the proceeds over the recorded amount was recorded as a recovery and credited to the allowance for credit losses in the the third quarter of 2004.

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

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $16.5 million for the quarter ended June 30, 2004, compared to $13.4 million in the second quarter last year, an increase of $3.1 million, or 23.5%. Diluted earnings per share for the second quarter of 2004 were $0.36 compared to $0.29 earned in the second quarter of 2003.  The Company earned $59.1 million or $1.29 per diluted share in the first half of 2004, compared with $49.8 million or $1.08 per diluted share for the first half of 2003.

Compared to the second quarter of 2003, net interest income (the difference between interest income and interest expense) for the second quarter of 2004 increased by $8.4 million, or 18.1%. Total interest income increased by $11.0 million, or 18.2%, partially offset by an increase in interest expense of $2.5 million, or 18.7%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were lower compared to the second quarter of 2003.

The increase in interest income was due to an increase in interest on loans of $6.5 million, or 13.0%, as well as an increase in interest on securities of $4.8 million, or 48.8%. Exclusive of fees on RALs, interest and fees on loans increased by $6.5 million in the second quarter of 2004 compared to the same quarter of 2003. Despite the Federal Open Market Committee’s (“FOMC”) 25 basis point decrease, to 1.00%, in the target Federal funds rate in late June 2003, the growth in earning assets was sufficient to offset the lower rates earned.

Exclusive of RALs, average interest earning assets for the second quarter of 2004 increased by $1.05 billion, or 25.7%, over the same period in 2003. This was comprised of an increase in average non-RAL loans of $694 million, or 23.2%, as well as an increase in average securities of $458.6 million, or 46.4%.

The increase in interest expense was due to an increase in interest on borrowed funds of $1.8 million, or 45.8%, plus a slight increase in interest on deposits of $0.5 million, or 5.5%. Average interest-bearing liabilities increased by $903.6 million, or 28.8%, during the second quarter of 2004 compared to the same period in 2003. This was comprised of an increase in average deposits of $540.9 million, or 19.5%, as well as an increase in average borrowed funds of $362.7 million, or 101.2%. Despite the growth in deposits, interest on deposits decreased due to the lower rate environment in the second quarter of 2004 compared to 2003.

The addition of loans, securities and deposits from the acquisition of PCCI accounts for some of the growth in the average balances cited above.

Provision for credit losses expense decreased from $2.6 million in the second quarter of 2003 to $0.7 million in the second quarter of 2004. Provision expense for loans other than RALs increased from a negative $1.3 million to $0.7 million for the same respective periods.  The provision expense for both quarters was impacted by some factors as explained in the discussion of credit quality below.

Noninterest revenue increased $243,000, or 1.6%, in the second quarter of 2004 over the same quarter of 2003. The increase would have been greater but for the change in gain or loss on securities sales.  The Company recognized $604,000 in gains in the second quarter of 2003 and losses of $449,000 in the second quarter of 2004.  Exclusive of the impact of fees from the refund transfer program, noninterest revenues increased by $221,000, or 1.8%. Operating expense increased by $5.5 million, or 14.4%, during the second quarter of 2004 compared to the same quarter of 2003, most of this increase is due to the additional expenses of PCCI. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and  “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note A)

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003

	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs

Return on average assets	1.18%	1.13%	1.21%	1.25%
Return on average consolidated equity	15.08%	13.87%	13.52%	13.65%
Operating efficiency	60.46%	60.98%	61.01%	63.85%
Net interest margin	4.42%	4.35%	4.71%	4.59%

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003

	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs

Return on average assets	2.13%	1.38%	2.19%	1.22%
Return on average consolidated equity	28.06%	16.04%	25.96%	13.69%
Operating efficiency	46.27%	60.37%	46.45%	62.60%
Net interest margin	5.59%	4.52%	5.91%	4.72%

In 2004, the Company’s return on average assets (“ROA”) for the second quarter was 1.18%, compared to 1.21% for the same quarter of 2003, and the return on average equity (“ROE”) was 15.08%, compared to 13.52%. These annualized ratios are significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.13% for the second quarter of 2004, compared to 1.25% for the same period in 2003.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The decrease in the operating efficiency ratio to 60.46% for the second quarter of 2004 from 61.01% for the same quarter in 2003 can be attributed to a faster rate of growth in net revenues than in operating expenses.

The decrease in the net interest margin, exclusive of the impact of RAL/RT programs, from the second quarter of 2003 to the second quarter of 2004, is the result of the leveraging strategy, discussed in the section titled, “Securities” below, and the 25 basis point decrease in the FOMC’s target funds rate in June 2003, and other reasons explained in the section titled “Interest Rate Sensitivity” below. The low interest rate environment tends to cause a lower net interest margin because the rates paid on deposits cannot be decreased at the same rate that interest rates the Company charges on loans are decreased to be competitive.

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

Bancorp has seven other subsidiaries. PCB Services Corporation has only insignificant activities.  Pacific Capital Services Corporation is an inactive corporation.  SBB&T Automobile Loan Securitization Corporation was used for an automobile loan securitization that ended in the second quarter of 2004.  SBB&T RAL Funding Corporation is used in the RAL securitization, that is described in Note 8, “Transfers and Servicing of Financial Assets,” to the Consolidated Financial Statements.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into the Bank. PCC Trust I, PCC Trust II, and PCC Trust III had been created by PCCI for the exclusive purpose of issuing trust preferred securities. These last three entities will remain subsidiaries of Bancorp but are not consolidated in the financial statements of the Company (see the discussion on Financial Interpretation Number 46 in Note 1).

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

Prepayment assumptions used in determining the amortization of premium and discount for securities: Approximately two thirds of the Company’s investment securities are mortgage-backed or asset-backed securities which are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher than estimated, then the Company will need to amortize a larger amount of premium in that future period, such that the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security.

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

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates used is the annual effective tax rate used to record income tax expense for the interim periods. The estimated effective tax rate is calculated by annualizing income, expenses, and permanent differences. As of June 30, 2004, Management estimates that the effective tax rate for the year will be 36.98%. To the extent that these estimates differ from the estimate at June 30, 2004, the effect of the change will be included in tax expense for that quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, bank owned life insurance, and employee and director stock option plans.

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

For the second quarter and first six months of 2004, had the Company elected the second method of accounting for its stock options, the impact would be to lower its net income by 2.7% and 1.0%, respectively, and fully diluted earnings per share by 2.8% and 0.8%, respectively. These percentages of dilution compare to 1.2% and 0.6% for net income and 0.0% and 0.9% for earnings per share for the corresponding periods of 2003. Options are granted to directors and certain officers of the Company by authorization of the Compensation Committee of the Board. Stock options are issued to new directors and new and promoted employees depending on their job classification throughout the year. The Committee authorizes a broader issuance of options to current employees approximately every two years. This broader issuance occurred in the second quarter of 2004 and is the reason for the higher amount of dilution in that quarter compared to the second quarter of 2003.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several accounting pronouncements, issued over the last two years. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies.” to the Consolidated Financial Statements.

RISKS FROM CURRENT EVENTS

As of this writing, there seems to be no clear consensus as to how long U.S. military forces will be engaged in Iraq and Afghanistan.  Commentators have expressed opinions that prolonged presence of US military forces in the region would be both expensive and could provoke further terrorist actions. Either of these consequences could have an impact on the economy and therefore on the results of operations for the Company.

During 2003, the California legislature adopted a budget that was signed by the governor one month after the required date. The budget included the reduction of expenditures, but still required the issuance of a large amount of new debt to balance revenues and the lower level of expenditures. The general obligation debt of the state was downgraded by the national rating agencies. The budget for the 2004-2005 fiscal year was also passed after the required date. A number of commentators expressed disappointment that there were no significant expenditure reductions and/or tax increases that would structurally change the budget picture. Instead, there was a reliance on additional borrowing to balance the budget.

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

There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition in 2000 of Los Robles Bank added $172 million to the Company’s assets and $155 million to deposits.  The acquisition of PCCI in March 2004 added $284 million in assets and $282 million deposits.

The Company’s other mergers in 1998 and 2000 were accounted for by the pooling of interest method, asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above chart. However, growth at these institutions subsequent to the mergers is reflected in the chart above.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and six-month periods ended June 30, 2004 and 2003 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the difference in interest income or expense compared to the corresponding period of 2003 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the second quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.3 billion, interest income for them was $22.0 million, and the average rate received was 5.91%. In the same quarter of 2003, real estate loans—multi-family and nonresidential averaged $1.1 billion, interest income for them was $17.7 million, and the average rate received was 6.47%. Table 3 shows that the $4.3 million increase in interest income for these loans from the second quarter of 2003 compared to the second quarter of 2004 is the net result of a $1.6 million increase in interest income due to lower rates in 2004, and an increase of $5.9 million due to higher balances during 2004.

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

As shown in Table 2A, the net interest margin, 4.42%, for the second quarter of 2004 was lower than the comparable figure, 4.71%, for the second quarter of 2003, while the net interest income for the second quarter of 2004, $57.0 million, was higher than the $48.6 million for 2003. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results.  This is most pronounced during the first quarter, but also impacts the second quarter of each year in a more limited way.  However, interest income from RALs is not affected by the interest rate environment. Therefore, to analyze the impact of changes in interest rates on the Company’s net interest income and net interest margin, it is informative to compare the net interest margin excluding the effect of the RAL balances and interest income and excluding any direct liabilities used to fund the RALs and the related interest expense. Exclusive of the RAL program (the RT program does not directly impact balances or interest income) the net interest margin for the second quarter of 2004 was 4.35% compared to 4.59% for the second quarter of 2003 (See Note E).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.00% in the second quarter of 2003 and averaged 1.00% in the second quarter of 2004 but the other interest rates were almost all higher than in 2003. This caused the interest rate yield curve to have generally the same slope during the second quarter of 2004 as during the second quarter of 2003 except in the short-term where it is now steeper. (See Note G). The target rate was raised by 0.25% on June 30, 2004.

As discussed in the section below titled “Securities,” during 2003 the Company initiated a leveraging strategy of purchasing some securities funded by FHLB advances. During 2003 and the first half of 2004, this strategy added to net interest income because the interest income earned on the securities exceeded the interest expense incurred on the liabilities. However, it will tends to reduce the net interest margin because the difference between the rates earned on the securities and the rate paid on the debt incurred is less than the average spread between the rates earned on other earning assets and the rates paid on other liabilities.

The net interest margin exclusive of the impact of the RAL/RT programs decreased by 28 basis points from the first quarter of 2004 to the second quarter of 2004.

The sequential quarter decrease in net interest margin is attributable to a number of factors including the following: (1) the full quarter impact of adding the former PCCI, which had a lower net interest margin than PCB’s (Note M); (2) an increase in prepayments in the securities portfolio, which resulted in premium amortization of 2 million dollars, up from 1 million dollars in the prior quarter (Note N); (3) fixed rate loans that are continuing to renew in a lower rate environment; (4) and a slightly higher cost of funds, due to an increase in the CD rates we are paying in order to remain competitive.  In addition, one of the five products in the suite of no-fee checking accounts introduced last year is a higher yielding checking account.  There have been some account conversions to this product among previously existing customers, which has had a slight impact on our cost of funds.

TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)

	Three months ended June 30, 2004			Three months ended June 30, 2003

	Balance	Income	Rate (4)	Balance	Income	Rate (4)

Assets:
Money market instruments:
Commercial paper	$-	$-	0.00%	$-	$-	0.00%
Federal funds sold	37,312	103	1.11%	129,482	402	1.25%

Total money market instruments	37,312	103	1.11%	129,482	402	1.25%

Securities: (2)
Taxable	1,262,649	11,908	3.79%	820,239	7,264	3.55%
Non-taxable	183,620	4,055	8.83%	167,413	3,893	9.30%

Total securities	1,446,269	15,963	4.44%	987,652	11,157	4.53%

Loans: (3)
Commercial (including leasing)	909,323	14,530	6.43%	796,283	12,836	6.47%
Real estate-multi family & nonres	1,492,719	22,056	5.91%	1,095,856	17,733	6.47%
Real estate-residential 1-4 family	831,658	11,594	5.58%	700,333	10,936	6.25%
Consumer	463,943	8,749	7.58%	420,284	8,971	8.56%
Other	11,335	24	0.85%	2,207	19	3.45%

Total loans	3,708,978	56,953	6.18%	3,014,963	50,495	6.72%

Total earning assets	5,192,559	73,019	5.66%	4,132,097	62,054	6.02%

FAS 115 Market Value Adjustment	32,045			25,951
Non-earning assets	399,239			284,589

Total assets	$5,623,843			$4,442,637

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,900,341	2,902	0.61%	$1,558,179	2,793	0.72%
Time certificates of deposit	1,420,863	6,996	1.98%	1,222,126	6,589	2.16%

Total interest bearing deposits	3,321,204	9,898	1.20%	2,780,305	9,382	1.35%

Borrowed funds:
Repos and Federal funds purchased	94,635	223	0.95%	32,821	71	0.87%
Other borrowings	710,382	5,875	3.33%	325,573	4,029	4.96%

Total borrowed funds	805,017	6,098	3.05%	358,394	4,100	4.59%

Total interest bearing liabilities	4,126,221	15,996	1.56%	3,138,699	13,482	1.72%

Noninterest-bearing demand deposits	979,903			832,896
Other liabilities	76,440			73,423
Shareholders’ equity	441,279			397,619

Total liabilities and shareholders’ equity	$5,623,843			$4,442,637

Interest income/earning assets			5.66%			6.02%
Interest expense/earning assets			1.24%			1.31%

Tax equivalent net interest income/margin		57,023	4.42%		48,572	4.71%
Provision for credit losses charged to operations/earning assets		737	0.06%		2,635	0.25%

Net interest margin after provision for credit losses on tax equivalent basis		56,286	4.36%		45,937	4.46%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,590			1,622

Net interest income		$54,696			$44,315

Loans other than RALs	$3,683,666	$55,475	6.06%	$2,989,682	$48,923	6.56%
Consumer loans other than RALs	$438,631	$7,271	6.67%	$395,003	$7,399	7.49%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)

	Six months ended June 30, 2004			Six months ended June 30, 2003

	Balance	Income	Rate (4)	Balance	Income	Rate (4)

Assets:
Money market instruments:
Commercial paper	$-	$-	0.00%	$-	$-	0.00%
Federal funds sold	107,080	584	1.10%	132,246	852	1.30%

Total money market instruments	107,080	584	1.10%	132,246	852	1.30%

Securities: (2)
Taxable	1,193,911	22,937	3.86%	750,307	14,282	3.84%
Non-taxable	184,721	8,189	8.87%	166,783	7,759	9.30%

Total securities	1,378,632	31,126	4.54%	917,090	22,041	4.85%

Loans: (3)
Commercial (including leasing)	881,284	27,898	6.37%	785,412	24,017	6.17%
Real estate-multi family & nonres	1,357,527	40,969	6.04%	1,096,467	36,977	6.74%
Real estate-residential 1-4 family	824,299	23,176	5.62%	702,257	22,490	6.41%
Consumer	638,481	51,600	16.25%	639,688	46,533	14.67%
Other	7,895	39	0.99%	2,678	49	3.69%

Total loans	3,709,486	143,682	7.79%	3,226,502	130,066	8.13%

Total earning assets	5,195,198	175,392	6.79%	4,275,838	152,959	7.21%

FAS 115 Market Value Adjustment	27,129			22,564
Non-earning assets	355,782			287,738

Total assets	$5,578,109			$4,586,140

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,815,602	5,332	0.59%	$1,530,729	5,540	0.73%
Time certificates of deposit	1,407,412	13,554	1.94%	1,241,431	13,746	2.23%

Total interest bearing deposits	3,223,014	18,886	1.18%	2,772,160	19,286	1.40%

Borrowed funds:
Repos and Federal funds purchased	147,606	757	1.03%	85,398	542	1.28%
Other borrowings	659,077	11,250	3.43%	292,763	7,884	5.43%

Total borrowed funds	806,683	12,007	2.99%	378,161	8,426	4.49%

Total interest bearing liabilities	4,029,697	30,893	1.54%	3,150,321	27,712	1.77%

Noninterest-bearing demand deposits	1,093,275			943,539
Other liabilities	31,314			105,279
Shareholders’ equity	423,823			387,001

Total liabilities and shareholders’ equity	$5,578,109			$4,586,140

Interest income/earning assets			6.79%			7.21%
Interest expense/earning assets			1.20%			1.30%

Tax equivalent net interest income/margin	19,252	144,499	5.59%		125,247	5.91%
Provision for credit losses charged to operations/earning assets		8,321	0.32%		14,252	0.68%

Net interest margin after provision for credit losses on tax equivalent basis		136,178	5.27%		110,995	5.23%

Less: tax equivalent income included in interest income from non-taxable securities and loans		3,198			3,279

Net interest income		$132,980			$107,716

Loans other than RALs	$3,504,347	$107,110	6.15%	$2,981,165	$98,419	6.66%
Consumer loans other than RALs	$433,342	$15,028	6.97%	$394,351	$14,886	7.55%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)
(dollars in thousands)

	Three months ended June 30, 2004 vs. June 30, 2003				Six months ended June 30, 2004 vs. June 30, 2003

	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume

Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(92,170)	$(299)	$(41)	$(258)	$(25,166)	$(268)	$(120)	$(148)

Total money market investment	(92,170)	(299)	(41)	(258)	(25,166)	(268)	(120)	(148)

Securities:
Taxable	442,410	4,644	517	4,127	443,604	8,655	75	8,580
Non-taxable	16,207	162	(202)	364	17,938	430	(120)	550

Total securities	458,617	4,806	315	4,491	461,542	9,085	(45)	9,130

Loans:
Commercial (including leasing)	113,040	1,694	(81)	1,775	95,872	3,881	815	3,066
Real estate-multi family & nonres	396,863	4,323	(1,629)	5,952	261,060	3,992	(1,445)	5,437
Real estate-residential 1-4 family	131,325	658	(1,246)	1,904	122,042	686	(1,329)	2,015
Consumer loans	43,659	(222)	(1,091)	869	(1,207)	5,067	5,066	1
Other loans	9,128	5	(23)	28	5,217	(10)	(29)	19

Total loans	694,015	6,458	(4,070)	10,528	482,984	13,616	3,078	10,538

Total earning assets	1,060,462	10,965	(3,796)	14,761	919,360	22,433	2,913	19,520

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	342,162	109	(458)	567	284,873	(208)	(630)	422
Time certificates of deposit	198,737	407	(585)	992	165,981	(192)	(1,002)	810

Total interest bearing deposits	540,899	516	(1,043)	1,559	450,854	(400)	(1,632)	1,232

Borrowed funds:
Repos and Federal funds purchased	61,814	152	8	144	62,208	215	(38)	253
Other borrowings	384,809	1,846	(1,663)	3,509	366,314	3,366	(1,484)	4,850

Total borrowed funds	446,623	1,998	(1,655)	3,653	428,522	3,581	(1,522)	5,103

Total interest bearing liabilities	$987,522	2,514	(2,698)	5,212	$879,376	3,181	(3,154)	6,335

Tax Equivalent Net Interest Income		$8,451	$(1,098)	$9,549		$19,252	$6,067	$13,185

Loans other than RALs	$693,984	$6,552	$(3,977)	$10,529	$523,182	$8,691	$(2,623)	$11,314
Consumer loans other than RALs	$43,628	$(128)	$(872)	$744	$38,991	$142	$(578)	$720

(1)	Income amounts are presented on a fully taxable equivalent basis.
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

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straightforward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors:  (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract—certificates of deposit—while others are priced at the option of the Company according to then current market conditions—checking and savings; (3) the rates for some loans vary with the market, but only within a limited range because of periodic or lifetime caps or floors (Note L); (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate, the usual reference rate.

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

Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods. The results reported below for the Company’s June 30, 2003, December 31, 2003 and June 30, 2004 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal, i.e., as explained below, the Company’s risk position is slightly “asset-sensitive.”

TABLE 4—RATE SENSITIVITY (Note K)

	Shocked by -2%	Shocked by +2%
As of June 30, 2004
Net interest income	(5.80)%	+0.80%
Net economic value	+15.68%	(7.78)%

As of December 31, 2003
Net interest income	(6.25)%	+3.22%
Net economic value	+18.87%	(8.01)%

As of June 30, 2003
Net interest income	(18.08)%	+12.37%
Net economic value	+18.66%	(18.66)%

In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held and (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates.

Because the measurement period for changes in net interest income is one year, the impact on net interest income from these hypothetical changes in interest rates will depend on whether more assets or liabilities will reprice within the twelve-month period. An asset or liability reprices because either (a) it matures or is sold and is replaced with a new asset or liability priced at current market rates or (b) its contractual terms call for a periodic resetting or repricing of the interest rate. If the Company has more assets repricing within one year than it has liabilities, then net interest income will increase with increases in rates and decrease as rates decline. The opposite effects will be observed if more liabilities than assets reprice in the next twelve months.

The Company has a slightly asset-sensitive interest rate risk position.  The change in its interest rate position from December 31, 2003 to June 30, 2004 is minimal. The addition of the assets and liabilities from the PCCI transaction did not change the position to any significant degree because PCCI’s interest rate risk position was similar to the Company’s interest rate risk position.

The changes to net interest income that would have occurred from 2% shocks at June 30, 2003 compared to the changes at June 30, 2004 is larger. This indicates a significant change in the Company’s interest rate position between those two dates. As shown in Table 4 above, at June 30, 2003, the Company was more “asset sensitive,” i.e. its assets were more sensitive to interest rate changes compared to its liabilities than they are at June 30, 2004. The major reasons for the change in the interest rate risk profile in the last year were (1) the leveraging strategy implemented during 2003—the liabilities incurred to fund the purchases had shorter maturities than the securities that were purchased; (2) loan floors were established on some commercial loans during 2003 prior to the most recent FOMC action and the interest rate charged on these loans will not increase until interest rates rise more than 25 basis points; and (3) many of the loans originated in 2003 were fixed-rate loans or variable-rate loans with long initial fixed terms.

Repricing Opportunities

While the Company does not manage its interest rate risk by means of a gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown as a “gap analysis”—the following table is provided for the reader to help understand the comments above about the effect of changes in the relative balance of certain assets and liabilities on interest rate sensitivity. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for June 30, 2004, and provides summary lines for December 31, 2003 and June 30, 2003. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of June 30, 2004, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from June 30, 2003 to June 30, 2004.

TABLE 5— GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of June 30, 2004
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$140,885	$140,885
Federal funds sold	—	12,000	—	—	—	—	12,000	—	12,000
Securities	32,436	105,591	147,040	457,040	214,513	730,846	1,687,466	(195,613)	1,491,853
Loans	—	1,951,293	380,344	864,550	384,191	160,106	3,740,484	394	3,740,878
Allowance for loan and lease losses	—	—	—	—	—	—	—	(48,376)	(48,376)
Other assets	—	—	—	—	—	—	—	347,089	347,089

Total assets	$32,436	$2,068,884	$527,384	$1,321,590	$598,704	$890,952	$5,439,950	$244,379	$5,684,329

Liabilities and Equity:
Deposits	$—	$3,665,003	$339,820	$250,065	$96,443	$1,334	$4,352,665	$—	$4,352,665
Borrowings	—	245,367	70,000	377,720	104,158	55,000	852,245	—	852,245
Other liabilities	—	—	—	—	—	—	—	45,790	45,790
Shareholders’ equity	—	—	—	—	—	—	—	433,629	433,629

Total liabilities and equity	$—	$3,910,370	$409,820	$627,785	$200,601	$56,334	$5,204,910	$479,419	$5,684,329

Gap	$32,436	$(1,841,486)	$117,564	$693,805	$398,103	$834,618	$235,040	(235,040)	—
Cumulative gap	$32,436	$(1,809,050)	$(1,691,486)	$(997,681)	$(599,578)	$235,040	$235,040	—	—
Cumulative gap/ total assets	0.57%	-31.83%	-29.76%	-17.55%	-10.55%	4.13%	4.13%	0.00%	0.00%

As of December 31, 2003
Gap	$22,447	$(1,592,109)	$192,214	$695,877	$272,092	$725,493	$316,014	$(316,014)	—
Cumulative gap	$22,477	$(1,569,662)	$(1,377,448)	$(681,571)	$(409,479)	$316,014	$316,014	—	—
Cumulative gap/ total assets	0.46%	-32.30%	-28.34%	-14.03%	-8.43%	6.50%	6.50%	0.00%	0.00%

As of June 30, 2003
Gap	$23,296	$(1,444,745)	$222,278	$766,661	$288,452	$477,249	$333,191	$(333,191)	$—
Cumulative gap	$23,296	$(1,421,449)	$(1,199,171)	$(432,510)	$(144,058)	$333,191	$333,191	$—	$—
Cumulative gap/ total assets	0.51%	-31.32%	-26.42%	-9.53%	-3.17%	7.34%	7.34%	0.00%	0.00%

Note: The model places all non-time deposits in the immediate category. Securities are listed by their maturity or any repricing prior to maturity. The $32.4 million placed in the immediate category for securities is the market value adjustment for available-for-sale securities. As the market value of securities are determined by the current interest rate environment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. The negative $195 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security.

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

As indicated above, net economic value in the context of interest rate risk measurement, is the sum of the net present value of the cash flows associated with the Company’s financial assets and liabilities. The net economic value of truly variable rate instruments does not change with increases or decreases in rates because their rates change with the market. Therefore the Company’s net economic value increases or decreases as interest rates change depending on the relative proportion and maturities of fixed rate assets and liabilities and the relative terms of these instruments. The Company has more fixed rate assets than liabilities and they generally have longer maturities. Therefore, it is expected that the net economic value of the Company’s portfolio will decrease when rates rise and increase when rates decline.

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

Financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, as can be seen in Table 4, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the “interest rate cap” on some residential real estate loans, which may limit the amount that the loan rate may increase, but not limit the amount it may decrease. Examples of a non-contractual factor are the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points, and the fact that interest rates on assets currently earning less than 2% cannot be reduced by 2%.

In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company’s product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base as from a 4% base while it can assume a full 2% increase from either base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates would have more of an adverse impact on the overall result if rates were to rise.  Similarly, if interest rates have increased substantially from the initial rate on these loans, the current rate may be close to their life-time cap and further rises in market rates will have limited effect.

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “forecasted” balance sheet—the Company applies the interest rate shocks to what it forecasts its balance sheet to look like over the horizon covered by the calculation. This forecast projects changes in the size or mix of the various assets and liabilities based on information supplied by the Company’s business unit managers. However, due to changes in interest rates or other business conditions, the Company will not always follow the forecast in making business decisions and the size and mix of the various asset and liability balances may be different than the forecast. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the difference in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between December 31, 2003 and June 30, 2004.

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

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans. Generally these have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At June 30, 2004, December 31, 2003, and June 30, 2003, deposits used for this purpose totaled $47.2 million, $28.6 million, and $20.6 million, respectively.  An additional $128.5 million was used for funding of the leverage strategy mentioned above. These deposits bear a higher interest rate than other deposits and the rate paid on time deposits, as shown in Tables 2A and 2B, reflect this higher rate.

The table below shows the major categories of deposits as of June 30, 2004 and 2003 and as of December 31, 2003.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Noninterest bearing deposits	$981,491	$924,106	$847,596
Interest bearing deposits:
NOW accounts	731,717	556,740	452,796
Money market deposit accounts	763,542	803,554	860,738
Other savings deposits	421,873	272,883	264,746
Time certificates of $100,000 or more	924,153	834,819	735,457
Other time deposits	529,889	462,615	467,098

Total deposits	$4,352,665	$3,854,717	$3,628,431

The table below shows the interest expense for the major categories of deposits for the three and six-month periods ended June 30, 2004 and 2003.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(dollars in thousands)	2004	2003	2004	2003

NOW accounts	$682	$127	$1,145	$233
Money market deposit accounts	1,576	2,391	3,186	4,763
Other savings deposits	644	275	1,001	544
Time certificates of $100,000 or more	4,115	3,611	8,136	7,434
Other time deposits	2,881	2,978	5,418	6,312

Total interest on deposits	$9,898	$9,382	$18,886	$19,286

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for June 30, 2004, December 31, 2003, and June 30, 2003. The end-of-period loan balances as of June 30, 2004 have increased by $560.0 million compared to December 31, 2003 and increased by $743.0 million compared to June 30, 2003. The major dollar increases from the totals at June 30, 2003 to June 30, 2004 occurred in the non-residential and multifamily loan type, as well as the residential 1-4 family loan type. The major percentage in increase occurred in construction, home equity, commercial equipment leasing, and non-residential and multi-family.  The major increases from the totals at December 31, 2003 to June 30, 2004 occurred in the non-residential and multi-family residential loan type, as well as the commercial loan type. The major percentage of increases occurred in non-residential and multi-family residential, leasing, and home equity loans.  The increase in the non-residential and multi-family loan type for both periods and in the commercial category from December 31, 2003 to June 30, 2004 was primarily due to the March 5, 2004 PCCI acquisition.

Within the average balance of consumer loans in Tables 2A and 2B are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Tables 2A and 2B.

Average yield for loans for the three-month period ended June 30, 2004 was 6.18%, and for the three-month period ended June 30, 2003 was 6.72%. These average yields are impacted by the RAL loans included in Table 2A among the consumer loans. Excluding RALs, the average yield for the first quarter of 2004 for loans was 6.06% and the average for the first quarter of 2003 was 6.56%. This decrease in average rates earned in 2004 compared to 2003 is reflective of the FOMC’s 25 basis point decrease in the target Federal funds rate in June 2003. Along with most other financial institutions, the Company decreased its prime rate to reflect the change in market rates. It also reflects that in general more of the loan growth that occurred in the last 12 months was in the lower yielding types of loans.

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

During 2001, the Bank had securitized $58.2 million in automobile loans. In addition to servicing the loans after the sale, the Company must perform certain special reporting for the security holders and must revalue the retained interest each quarter. To avoid such tasks when the remaining loan amounts are lower, the terms of the securitization permitted the Company to repurchase the remaining loans once the outstanding balance was less than 10% of the original amount sold. In April, 2004, the Company exercised this option to repurchase the remaining loans, and they are now reported along with other consumer loans.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses is provided in recognition that the principal of all loans will not be fully paid according to their contractual terms. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies,” to the 2003 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

Grades 7 and 8 correspond to the regulatory designations of “Special Mention” and “Substandard,” respectively. Loans graded 7 or 8 are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments. However, even if currently performing, the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. In the case of a Grade 7 loan, the factor or situation is potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms. In the case of a Grade 8 loan, generally the factor or situation which has been identified as a potential weakness has occurred, is well defined, and continuation of the situation will reasonably be expected to cause default by the customer. In some cases, Grade 8 loans will be classified as nonaccrual, i.e., the Company will have stopped recognizing interest on the loans and all payments will be applied to principal. This generally occurs when factors relating to a probable default as well as shortfalls in cash flows or collateral suggest the loan may not be repaid in full.

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

The Migration of Problem Loans

At any point in time there will be some loans in each of the grades 7 through 9. The amount of loan balances in each grade will increase in periods of economic slowdown or recession, but the totals for each grade will not generally increase at the same time. Instead, depending on the pace or intensity of the slowdown and how quickly it impacts customers, there will generally be an increase in grades 7 and 8, later an increase in 9, and later still an increase in charge-offs. Individual loans can also migrate from grade to grade irrespective of the condition of the general economy based on factors specific to the borrower.

However, not all problem or potential problem loans continue to decline in credit quality. As business customers adjust their business plans or consumers adjust their spending levels, some loans may migrate to better grades even if recovery does not occur until later. Other loans will remain in one grade throughout the economic cycle, improving only with the eventual general recovery. In addition, different categories of loans migrate through the grades differently when the economy slows or goes into recession. Unsecured loans tend to migrate faster than secured loans and consumer loans tend to migrate to poorer credit quality faster than commercial loans (Note H). Because of these factors—that totals in each grade do not increase at the same time, that loans migrate at different rates, and that some do not migrate and may even improve—it is to be expected that credit quality measurements may lag standard indicators that show a decline in economic strength or growth. For example, a loan graded 7 because lower sales were anticipated could be downgraded to 8 when the anticipated event occurred even though from a broad perspective, the economy may not appear to be worsening or may even be improving overall, but not in the borrower’s industry. It has been the experience of the Company that not only does the increase in nonperforming loans lag indicators that show a slowdown in economic activity, but nonperforming loans to commercial customers are likely to be classified as such for a longer period of time than special mention or substandard loans. This occurs because the triggering event must be removed or overcome and a new pattern of performance must emerge before the grading will be improved. This may only occur some months after the economy demonstrably improves. Similarly, charge-offs, the last step in the migration sequence, may be higher as the economy has stabilized or is even improving. These charge-offs are the result of the ability of some customers to pay their debt being so damaged by the economic slowdown that they do not recover even when the economy does.

It is also the Company’s experience that overall credit quality can be improving as measured by declining balances in grades 7 and 8 and yet some loans still migrate into grade 9.

The Relationship of Allowance and Provisions Expense to Problem Loan Migration

Generally, more allowance will be allocated to loans as they decline in credit quality. Consequently, as loan balances increase in grades 7 through 9, it would be expected that the allowance would increase through additional charges to provision expense. However, there are two factors which can cause provision expense to vary from this expectation, at least in the short run.

The first factor is that banks seldom provide an allowance of 100% of the loan.  If the prospects are poor for repayment, a loan is charged-off. Therefore, charge-offs generally entail extra provision expense to cover the portion of the loan balance for which allowance had not been provided. Otherwise, the remaining allowance would be insufficient to cover the risk of loss in the other loans. Consequently, even after the general economy has improved and overall balances in grades 7 through 9 are decreasing, additional provision expense may be higher as charge-offs are occurring.

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

The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. All RALs outstanding at June 30, 2004 are included in the balances of potential problem loans as of that date. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 10 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Including RAL:
Potential problem loans	$98,979	$78,026	$92,435	$96,266	$117,536	$126,297
Nonperforming loans	$23,609	$35,267	$43,175	$45,316	$54,369	$61,338
Net charge-offs	$5,606	$10,034	$4,822	$(307)	$6,596	$11,446
Allowance for credit losses	$48,376	$53,246	$49,550	$52,991	$50,031	$53,992
Provision expense for loans	$737	$7,584	$1,381	$2,653	$2,635	$11,617

Exclusive of RAL:
Potential problem loans	$95,990	$78,026	$92,435	$96,266	$117,536	$126,297
Nonperforming loans	$23,609	$35,267	$43,175	$45,316	$54,369	$61,338
Net charge-offs	$4,256	$2,718	$5,800	$1,328	$2,573	$4,326
Allowance for credit losses	$48,088	$51,608	$49,550	$52,991	$50,031	$53,903
Provision expense for loans	$737	$(1,370)	$2,359	$4,288	$(1,299)	$4,408

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

In the third quarter of 2003, the Company saw a $21.3 million decrease in potential problem loans and a $9.1 million decrease in nonperforming loans. The decrease in nonperforming loans was partially due to the sale of a $15.8 million problem credit to a third party. The note, secured by a prominent hotel property in the Santa Barbara area, had been classified in the fourth quarter of 2002 as a nonperforming loan.

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

The trend of generally improving credit quality continued in the second quarter of 2004, as nonperforming loans decreased $11.7 million.  Nonaccrual loans decreased $13.5 million, but loans delinquent more than 90 days increased $1.8 million.  Of the decrease in nonaccrual loans, $2.9 million was reclassified to other real estate owned.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of June 30, 2004 and December 31, 2003. There is no allocation of allowance in this table to RAL loans at December 31, 2003 because the Company held no RALs at that date. The RAL loans outstanding at June 30, 2004 are all classified as substandard. Consequently the whole amount of the RAL allowance of $288,000 at June 30, 2004 is included in the allocation for substandard loans.

TABLE 9—ALLOCATION OF ALLOWANCE
(dollars in thousands)

	June 30, 2004	December 31, 2003

Doubtful	$1,752	$4,108
Substandard	8,968	13,967
Special Mention	5,893	4,521

Total	$16,613	$22,596

Table 10 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the second quarter of 2004 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 10—ASSET QUALITY *

(dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

COMPANY AMOUNTS:
Loans delinquent 90 days or more	$2,310	$506	$763	$1,117	$3,931
Nonaccrual loans	21,299	34,761	42,412	44,199	50,438

Total nonperforming loans	23,609	35,267	43,175	45,316	54,369
Foreclosed collateral	2,910	—	—	—	—

Total nonperforming assets	$26,519	$35,267	$43,175	$45,316	$54,369

Allowance for credit losses other than RALs	$48,088	$51,608	$49,550	$52,991	$50,032
Allowance for RALs	288	1,638	—	—	—

Total allowance	$48,376	$53,246	$49,550	$52,991	$50,032

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.29%	1.44%	1.56%	1.73%	1.67%
Coverage ratio of allowance for credit losses to nonperforming loans	205%	151%	115%	117%	92%
Ratio of nonperforming loans to total loans	0.63%	0.95%	1.36%	1.48%	1.81%
Ratio of nonperforming assets to total assets	0.47%	0.63%	0.89%	0.96%	1.20%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	39.46%	47.00%	36.54%	37.43%	29.10%

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.29%	1.42%	1.56%	1.73%	1.67%
Coverage ratio of allowance for credit losses to nonperforming loans	204%	146%	115%	117%	92%
Ratio of nonperforming loans to total loans	0.63%	0.97%	1.36%	1.48%	1.81%
Ratio of nonperforming assets to total assets	0.47%	0.67%	0.89%	0.96%	1.20%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	40.21%	45.55%	36.54%	37.43%	29.10%

FDIC PEER GROUP RATIOS: (Note B)
Coverage ratio of allowance for credit losses to total loans	n/a	1.58%	1.65%	1.63%	1.67%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	179%	173%	164%	161%
Ratio of nonperforming loans to total loans	n/a	0.88%	0.95%	0.99%	1.03%
Ratio of nonperforming assets to total assets	n/a	0.63%	0.65%	0.68%	0.70%

*  The amounts for total loans and total assets with and without RAL for June 30, 2004 and March 31, 2004 are reconciled in Table 23. There are no differences for the other quarters in this table.

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

The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. Excluding RALs, the Company’s ratio of allowance for credit losses compared to nonperforming loans at June 30, 2004 (204%) was higher than the ratio for its peers (179%) at March 31, 2004. While this is a common statistic used in comparing bank’s asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $8.8 million of the $23.6 million in nonperforming loans are comprised of two specific loans. While they are not performing according to their contractual terms, because of collateral coverage, the Company does not expect to incur any loss of principal from these loans and consequently it has concluded that providing an allowance for them is not necessary.

The following table shows the types of loans included among nonperforming and potential problem loans as of June 30, 2004 and December 31, 2003.

TABLE 11—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	June 30, 2004		December 31, 2003

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming

Loans secured by real estate:
Construction and land development	$1,159	$1,825	$6,190	$8,204
Agricultural	2,893	9,613	2,899	9,699
Home equity lines	140	785	282	751
1-4 family mortgage	3,651	1,256	6,132	4,946
Multifamily	110	6,212	117	626
Non-residential, nonfarm	883	29,708	5,003	25,585
Commercial and industrial	11,813	37,173	19,723	32,450
Leases	1,427	3,218	966	4,025
Other Consumer Loans	1,492	8,388	1,770	5,237
Other	41	801	93	912

Total	$23,609	$98,979	$43,175	$92,435

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2004 YTD Annualized	2003	2002	2001	2000	1999

Pacific Capital Bancorp (including tax refund loans)	0.85%	0.72%	0.50%	0.48%	0.46%	0.37%
Pacific Capital Bancorp (excluding tax refund loans)	0.40%	0.46%	0.44%	0.33%	0.33%	0.23%
FDIC Peers (Note C)	0.48%	0.59%	0.88%	1.03%	0.70%	0.68%

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2003 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 2004 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

As discussed in Notes 1 and 11 and in the section below titled “Operating Expense,” the Company has established a reserve for loan commitments and letters of credit. This reserve is separate from the allowance for credit losses. The activity in this reserve for the three and six month periods ended June 30, 2003 and 2004 is shown in a table in Note 11.

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

SECURITIES

Securities increased from $1.3 billion at the end of 2003 to $1.5 billion as of June 30, 2004. The increase was primarily due to the mortgage-backed securities obtained in the March 5, 2004 PCCI acquisition.

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

Prepayment speeds increased substantially during 2002 and the first half of 2003 as interest rates remained at relatively low levels. In the third quarter of 2003, the Company amortized approximately $2 million of premium. Some of this amortization was simply due to the normal payment by the borrowers of their principal payments, but the majority was due to prepayments. Most of the prepayments relate to securities purchased in 2002 and early 2003, as prepayments are not typically received in the first months after their issue. While the FOMC lowered short-term rates in late June 2003, intermediate rates actually increased 1% higher than before short-term rates were dropped. Intermediate rates have fluctuated since then, but generally have remained higher. Premium amortization was $825,000 in the fourth quarter of 2003 and $997,000 in the first quarter of 2004, but increased to $2 million in the second quarter of 2004.  The increase in prepayments in the second quarter of 2004 was due to a temporary decrease in intermediate-term rates in the latter part of the first quarter of 2004 (Note N).  The Company did not see a corresponding increase in prepayment of residential loans in its portfolio. Assuming that the economy continues to improve, it would be expected that the rate of prepayments and therefore the amortization of premiums will remain lower, stabilizing or increasing the effective yield of the securities.

As explained above, leveraging increases assets without a corresponding increase in capital. As explained below in the section titled “Capital Resources and Company Stock,” the Company has capital ratios substantially in excess of the standard for classification as well capitalized, and this position has not been eroded by the implementation of the strategy, as the amount of leverage added in this strategy is approximately 10% of the total assets.  As prepayments occur, the Company intends to maintain the balance of securities through additional purchases with the proceeds.

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

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

December	2002	$36.0	1.10%	0.9%
March	2003	138.6	1.38%	2.9%
June	2003	32.8	0.87%	0.7%
September	2003	41.0	0.73%	0.9%
December	2003	56.8	0.88%	1.2%
March	2004	200.6	1.07%	3.6%
June	2004	94.6	0.95%	1.7%

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

Long-Term Debt:

Long-term debt at June 30, 2004 included $588.8 million in advances from the FHLB, $71.0 million in subordinated debt at the Bank, $37.0 million in senior debt at Bancorp, and $30.3 million in subordinated debt at Bancorp assumed in connection with the March 5, 2004 PCCI acquisition. The scheduled maturities of the advances are $146.3 million in 1 year or less,

$349.5 million in 1 to 3 years, and $93.0 million in more than 3 years. The maturity of the Bancorp senior debt is July 2006 and the maturity of the Bank subordinated debt is July 2011. The subordinated debt at Bancorp matures in 2033, but the notes are callable in part or in total by the Company in 2008.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 14—LONG-TERM DEBT
(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

December	2002	$253.2	6.27%	6.1%
March	2003	256.9	6.08%	5.4%
June	2003	322.3	5.13%	7.3%
September	2003	419.0	4.23%	9.0%
December	2003	461.1	4.03%	9.6%
March	2004	603.2	3.60%	10.9%
June	2004	706.1	3.37%	12.6%

The Company uses long-term debt both to supplement other sources of funding for loan growth and as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from holding the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years, but the Company can borrow funds from the FHLB at longer terms to match the loan maturities.

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

The subordinated debt issued by Bancorp was assumed in connection with the March 5, 2004 PCCI acquisition. This debt is owed to the three business trust subsidiaries of Bancorp that were added in the PCCI acquisition and is comprised of the following: $13,750,000 owed to PCC Trust I, $6,190,000 owed to PCC Trust II, and $10,310,000 owed to PCC Trust III. Each of the three pieces of this subordinated debt will mature in 2033, but is callable by the Company in part or in total in 2008. The PCC Trust I debt has a fixed interest rate of 6.335% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%. The PCC Trust II debt has a fixed interest rate of 6.58% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%. The PCC Trust III debt has a fixed interest rate of 6.80% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. On a year-to-date basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these occur in the first quarter as purchasers of this product tend to file their returns very early in the tax season. The amount recognized in the second quarter is substantially less. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Refund Anticipation Loan and Refund Transfer Programs.” The $8.0 million gain on sale of RALs that occurred in the first quarter of 2003 and the $2.9 million gain on sale that occurred in the first quarter of 2004, are also discussed in detail in “Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in the second quarter of the year because the securitization is completed prior to the end of the first quarter. There is no significance to the lower amount of gain in 2004 compared to 2003 other than that fewer loans were sold into the securitization in 2004 than in 2003.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits are primarily due to overdraft fees, and have increased along with the growth in deposit balances.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $252,000 or 6% from the same quarter a year ago. Fees in the first quarter of 2004 were 15% higher than fees in the first quarter of 2003 as equity markets were higher in early 2004 relative to 2003 than they were in the second quarter. However, new accounts have been obtained and continue result in increases in fees earned.

Other service charges, commissions, and fees are higher due to increases in collection fees related to the RAL program, fees on standby letters of credit, and debit card fees, offset by a decrease in real estate loan broker fees due to few loans being sold. The net total for these amounts was $360,000 higher in the second quarter of 2004 than in the second quarter of 2003.

The other income category consists of gain or loss on sale of loans, dividends on FHLB and FRB stock, and earnings on Bank-owned life insurance. The major change from the same quarter a year ago was the additional gains on the sale of SBA loans by the former PCCI SBA lending unit.

Also included in non-interest revenue are gains or losses on securities. The Company recognized $440,000 in losses in the second quarter of 2004 compared to $604,000 in gains in the same quarter of 2003. The Company had initiated an effort in 2003 to reduce the number of individual securities held (over 700) to make portfolio management more efficient. With most securities at the time having a fair value greater than their amortized carrying cost, gains were the result. In 2004, the proportion of securities having fair values less than their amortized cost has been greater and the result of the sales were losses. The reinvestment of the proceeds from these sales into higher yielding securities will generate more interest income than the Company would earn from holding the securities that were earning less than current market votes.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) statutory benefits like payroll taxes and workers’ compensation insurance, and (4) discretionary benefits like health insurance.

Actual salaries and bonuses (including commissions) grew approximately $4.7 million in the second quarter of 2004, compared to the same quarter of 2003.

Several factors cause some variation in staff expense from quarter to quarter.  $1.6 million of the increase was due to the additional staff added in the PCCI transaction.

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

Also, included within benefits is the Company’s workers’ compensation insurance expense. Most companies in California have seen substantial increases over the last year or so in the cost of this coverage. The Company’s change to a partially self-insured plan is described in the 2003 10-K. The Company’s expense for the second quarter of 2004 increased $255,000, over the second quarter of 2003.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three and six-month periods ended June 30, 2004 and 2003, and shows that salaries and benefits grew at a slightly faster rate than revenues and at a slightly slower rate than assets.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Salary and benefits as a percentage of net revenues	33.85%	31.55%	25.41%	24.49%
Salary and benefits as a percentage of average assets	0.43%	0.44%	0.88%	0.94%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The following table shows the major items of operating expense for the three-months ended June 30, 2004 and 2003 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2004	2003	2004	2003

Marketing	$1,279	$810	$2,135	$1,711
Consultants	2,066	1,345	3,759	2,818
Amortization of core deposit intangibles	463	213	675	425
Provision expense for letters of credit	21	2,066	130	2,871

Consultant expense in the three-month and six-month periods ended June 30, 2004 is higher than in corresponding periods of 2003. The Company has engaged consultants to assist it in meeting the new regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation.” Companies frequently find it more cost-effective to outsource these short-term projects than to hire staff to handle these large but relatively short-term projects.

The core deposit intangible was recognized in connection with the purchase of the deposits from another financial institution in 2002 and from the deposits acquired with PCCI.

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

The allowance for credit loss is intended as a valuation allowance for loans. That is, the total of loans less the allowance is intended to represent the Company’s best estimate of the amount that will be collected from the outstanding loans. Any allowance for unfunded commitments is therefore not included in the allowance for credit loss, but is instead recognized as another liability in the same manner as a “contingency reserve” would be established for a legal settlement or other operational loss. Similarly, this allowance is not established by a charge to provision expense for credit loss, but instead through an “other expense.” The expense for the first quarter of 2004 simply recognizes growth in the balances outstanding, whereas the amounts for the first and second quarters of 2003 included provision for some deterioration of credit quality for these commitments.

The Company is in the process of replacing its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company will be installing a new customer relationship management system.  Under the provisions of GAAP, most of the expected $20 million cost of the new systems is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize the hardware costs over the estimated useful life of the equipment.  The capitalized software costs are expected to be amortized over a five year period beginning when the Company starts to use the new system. This is anticipated to be in the second quarter of 2005. The Company expects operating savings as a result of implementing the new system.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the second quarter of 2004 was 60.46% compared to 61.01% for the same quarter of 2003. Stated differently, this means that the Company required about one half cent less in operating expenses to earn each dollar of net revenues in the second quarter of 2004 than in the same period of 2003. Operating expenses (the numerator of the operating efficiency ratio) increased 14.4%, while net revenues (the denominator) increased 15.4%. The reason for the slightly higher rate of growth in net revenues is the improved economy, which helped to increase loan growth and trust fee income, and the additional net revenues from the leveraging strategy.

The Company will continue to work on reducing costs, but the consulting expense will remain higher than normal for the next several quarters to respond to the Sarbanes-Oxley Act of 2002.  The Company is expecting to spend approximately $2 million in 2004 for assistance  in implementing the documentation and testing requirements of this legislation.

SEGMENT PERFORMANCE

Each of the comments below regarding changes in segment performance apply to both the three and six month periods ended June 30, 2004 compared to the same periods of 2003 unless otherwise stated.

Community Banking

The Community Banking segment includes both revenues from customers in the form of interest earned on consumer and small business loans and intersegment revenues representing the credit for funds earned on the deposits at the Company’s branches. Interest income for the same periods of 2004 is up slightly as the balance of consumer loans increased but the average rate earned decreased. Intersegment revenue is up more substantially than interest income as deposit balances increased. Interest expense remained relatively unchanged as deposit rates decreased during most of the last twelve months as NOW and savings account rates remained low and CDs repriced at lower rates than those at which they had been originated. The net result of the above changes is greater profitability in 2004 than 2003.

Commercial Banking

The Commercial Banking segments earns interest income from customers for commercial and commercial real estate loans. While the commercial real estate category in Tables 2A and 2B show a substantial increase from 2003 to 2004, most of that increase relates to income producing property loans that are included in the Pacific Capital segment. Consequently, loan balances in this segment are somewhat higher, but these higher balances are partially offset by lower rates earned on the loans. The net result is an increase in profitability of 9% for the three month period and 13% for the six month period.

Refund Programs

The changes in the RAL/RT programs from 2003 to 2004 are explained in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. The fees are based on asset values and are up as equity market valuations are higher in 2004 than in 2003.

Pacific Capital

Income for the Pacific Capital segment is interest income on loans to customers. This is a new segment created at a result of the acquisition of Pacific Crest Capital Inc. in March 2004.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the additional investments added in the Company’s leveraging program described in the section above titled “Securities,” income from external customers is higher in 2004 than in 2003. The changes in intersegment revenues and charges for funds are described in Note 14 to the Consolidated Financial Statements. The increase in interest expense is due to the additional borrowings incurred to fund the leverage strategy.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At June 30, 2004, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At June 30, 2004, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At June 30, 2004, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of June 30, 2004 and December 31, 2003.

TABLE 17—CAPITAL RATIOS
(dollars in thousands)

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$478,051	11.5%	$332,048	8.0%	$415,060	10.0%
Tier I Capital (to Risk Weighted Assets)	$355,664	8.6%	$166,024	4.0%	$249,036	6.0%
Tier I Capital (to Average Tangible Assets)	$355,664	6.5%	$219,811	4.0%	$274,763	5.0%

Risk Weighted Assets	$4,150,602
Average Tangible Assets for the Quarter	$5,495,264

As of December 31, 2003
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$468,851	13.3%	$281,730	8.0%	$352,162	10.0%
Tier I Capital (to Risk Weighted Assets)	$353,714	10.0%	$140,865	4.0%	$211,297	6.0%
Tier I Capital (to Average Tangible Assets)	$353,714	7.4%	$190,000	4.0%	$237,500	5.0%

Risk Weighted Assets	$3,521,619
Average Tangible Assets for the Quarter	$4,749,992

As of June 30, 2004 and December 31, 2003, the Company’s ratios of tangible common equity to tangible assets were 5.8% and 7.4% respectively.

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

Capital must be managed at both the Company and at the Bank level. The FRB sets minimum capital guidelines for U.S. banks and bank holding companies based on the relative risk of the various types of assets. The guidelines require banks to have risk-based capital equivalent to at least 8% of risk adjusted assets. To be classified as “well capitalized,” the Bank is required to have risk-based capital equivalent to at least 10% of risk adjusted assets.

As of June 30, 2004, the Bank’s total risk-based capital ratio was 11.9%, Tier 1 capital was 9.0% of risk-adjusted assets and 6.8% of average tangible assets, and its tangible common equity to tangible assets was 6.7%.

Debt Qualifying as Capital

The total risk-based capital ratio for the Company of 11.5% includes the effect of the $36 million in subordinated debt at the Bank which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” some of this debt was issued in 2001 and some in 2003 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition.

The total risk-based capital ratio also includes the effect of $30.3 million in subordinated debt issued by Bancorp which qualifies as Tier 1 capital for the Company. This debt resulted from the March 5, 2004 acquisition of PCCI and relates to the debt owed by Bancorp to the three business trusts established by PCCI.

Dividends

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary Bank to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank’s ability to pay dividends is governed by Federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its second year of operations since the merger of the subsidiary banks—Santa Barbara Bank & Trust and First National Bank of Central California into Pacific Capital Bank, N.A.— the Bank is limited to its earnings since the merger at the end of March 2002. Earnings to date in 2002, 2003, and 2004 have been more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.18 per share.

Dividends are paid each quarter in February, May, August and November. The dividend rate is reviewed each quarter and increases are periodically authorized to stay within the Company’s target range of a payout ratio of 35%-40% of net income The quarterly dividend rate, adjusted for the 2nd quarter 2004 stock split, was $0.14 per share until the first quarter of 2003. It was increased to $0.15 per share in the second quarter of 2003, increased to $0.16 per share in the third quarter of 2003, increased to $0.17 per share in the first quarter of 2004, and increased to $0.18 per share in the third quarter of 2004.

Share Repurchases

During 2002, adjusted for the 2nd quarter 2004 stock split , approximately 992,000 shares were repurchased at an average price of $18.30 per share for a total of $18.2 million. During the first nine months of 2003, approximately 1.18 million shares were repurchased at an average price of $23.93 per share for a total of $28.1 million. Under the most recent authorization, as of June 30, 2004, the Company had repurchased approximately 43,000 shares at an average price of $25.08 per share for a total price of $1.1 million. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase.

Other Capital Disclosures

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

While financial institutions have long been required by regulation to report large cash transactions to assist in preventing money laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be “suspicious.” To comply with this new level of reporting requirement, the Company has installed new “rule-based” software to detect suspicious activity. The Company has also implemented enhanced customer identification procedures as well as processes for detecting and reporting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

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

Concerns about consumer financial privacy have grown in recent years.  In response to these concerns Congress and the Federal banking agencies have adopted new laws and regulations and reemphasized existing laws and regulations.  On June 1, 2000, the Federal banking agencies jointly released final regulations implementing the consumer privacy protection rules mandated by Section 504 of the Gramm-Leach-Bliley Act (GLB Act).   The GLB Act imposes certain notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about consumers to affiliates and nonaffiliated third parties.  While the Company has always made the privacy and protection of customer information a priority, it has responded to the new laws, and any customer concerns, by enhancing both its systems and manual processes.  There has been a significant investment in electronic data security measures along with manual processes to safeguard customer information.

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

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The product mix for the program in 2003 was 65% RALs, 35% RTs. The total transaction volume increased in 2004 to approximately 5.1 million, but the growth was primarily in RTs, resulting in a product mix of 69% RTs, 31% RALs

While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs have significant impacts on the Company’s activities and results of operations during the first quarters of each year. While not quite as pronounced, these impacts are still significant to the second quarter and year-to-date results of operations. These impacts and other details of the programs are discussed in the following five sections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in each year, specifically in the period half from late January through February. This causes first quarter net income to average about 35% to 40% of each year’s net income. For 2002, the first quarter’s net income was 37% of the net income for the year. In 2003, the first quarter’s net income was 46% of the net income for the year. Because the pretax profitability of the RAL/RT programs has increased less in 2004 over 2003 while pretax income for the remainder of the Company’s activities increased 46%, the proportion of 2004 net income that will be represented by the first quarter is expected to decrease from the 2003 proportion. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Note E to this discussion.

Funding Sources:

The Company borrows substantial funds during the first quarter to lend to RAL customers. With the exception of the use of uncommitted overnight funds, the shorter-term funding sources are more expensive because the lender needs to recover its costs over the shorter period of time. Consequently fees must usually be paid in addition to daily interest, and the cost to the Company is greater than the typical deposit sources used to fund other loans.

As the RAL program has increased in loan volume, the Company has had to use more sophisticated funding arrangements.

The various funding arrangements that have been used over the last five years as the programs grew significantly are discussed in the “Tax Refund Anticipation Loan and Refund Transfer Programs” section of Management’s Discussion and Analysis in the 2003 10-K.

For 2004, the Company used the same sources as in 2003, but used a smaller securitization—$500 million compared to $900 million in 2003. This reduction was done to minimize this most expensive of funding sources.  The reduced size of the securitization also accounts for the smaller gain on sale of loans into the securitization.

Fees for Services:

The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers. These are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers and tax preparers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate (“APR”) computation for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer’s fee does not change.

The fees for the RAL product are higher than the fees for the RT product because of the credit risk addressed in the section below titled, “Credit Losses” and to cover the funding costs mentioned above.

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

As discussed in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements, the Company is currently involved in three lawsuits related to the RAL program. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

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

Accounting for the RAL Securitization:

The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization that are not paid by the IRS are charged against the Company’s retained portion until that amount was exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization and the fees associated with them are not included in Tables 2 or 3.

Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale that accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same quarter, there is no acceleration of income, and the amounts of income and expense are the same as they would be if the loans were not sold.  With the exception of the commitment and utilization fees charged to the Company, the only accounting impact from securitizing a portion of the RALs is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company’s securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statements of income as noninterest revenue. The cash flows associated with these RALs are the fee income received from the customer, the interest expense paid to fund the loans, and the provision expense for defaulted loans.

The default rate of the loans is unaffected by whether they are sold, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is to reclassify the loss from provision expense to an offset against the gain on sale.

The following table summarizes the components of the gain on sale of RAL loans for the six-month periods ended June 30, 2004 and 2003.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Six Months Ended June 30,
(dollars in thousands)	2004	2003

RAL fees	$5,920	$12,472
Fees paid to investor	(162)	(612)
Commitment fees paid	(678)	(800)
Provision expense	(2,135)	(3,029)

Net gain on sale of RAL loans	$2,945	$8,031

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three-month periods ended June 30, 2004 and 2003.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

(dollars in thousands)	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2004	2003	2004	2003

Interest income from RALs	$1,478	$1,572	$36,572	$31,647
Interest expense on funding	(233)	(21)	(967)	(772)
Intersegment revenues	562	215	4,385	1,670
Internal charge for funds	–	(288)	–	(2,665)

Net interest income	1,807	1,478	39,990	29,880
Provision for credit losses--RALs	–	(3,934)	(8,954)	(11,143)
Refund transfer fees	3,097	3,075	20,812	19,535
Collection Fees	576	647	3,492	2,863
Gain on sale of loans	–	–	2,945	8,031
Operating expense	(3,177)	(1,503)	(14,555)	(8,536)

Income before taxes	$2,303	$(237)	$43,730	$40,630

Charge-offs	$2,241	$4,570	$12,511	$13,712
Recoveries	(891)	(547)	(3,845)	(2,569)

Net charge-offs	$1,350	$4,023	$8,666	$11,143

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

Credit risk arises from denial by the IRS of some or all of the amount claimed as a refund by the taxpayer.  Credit risk is discussed below in the section titled “Credit Losses.”  Credit risk is managed by the acceptance criteria set by the Company, the use of the debt indicator supplied by the IRS, and supplemented by the use of credit reports. A proportion of loans charged-off each year are collected in subsequent years. When the customer applies for loan or transfer the following year, any charged-off amount from the prior year(s) is deducted from the amount of the current loan proceeds or transfer amount as permitted by the terms of the original loan agreement.

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

The 2003 collection experience confirmed two trends in the collections of delinquent RALs. Over the last three years both a higher proportion of loans outstanding at June 30th were being collected in the second half of each year and a higher proportion of total annual collections were being received in the second half of the year. In other words, during the last three years, both more delinquent loans were being collected and they were more likely to be collected in the second half of the year than was the case in prior years. Specifically, in the second half of each year, the Company collected $2.4 million, $1.3 million, and $2.6 million in loans that had been charged-off at June 30, of  2001, 2002, and 2003, respectively.

These changes in collection experience have led Management to revise its estimate of the collections on loans outstanding at June 30th that are likely to be received during the second half of 2004. Using the experience of the last three years, applied to a higher balance of unpaid loans at June 30, 2004, it has been estimated that a net amount of approximately $2.6 million in RALs will be collected during the second half of 2004. The gross RALs remaining on the books at June 30, 2004 are $2.9 million with an allowance of $288,000. Based on this analysis, no additional provision was required for the second quarter of 2004, compared to a provision expense of $3.9 million for the second quarter of 2003.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2004

The Company has estimated the amount of loans outstanding at June 30, 2004 on which it expects to receive payments during the second half of 2004. Also during the remainder of 2004, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, marketing, data processing, etc.

Expectations for 2005 and Subsequent Years

The Company and Jackson-Hewitt Inc. (“JHI”) have renegotiated their contract under which the Company provides RALs and RTs to the customers of JHI. The contract now extends for another four years. The major change in the contract is that the Company will now assume the credit risk for the loans made by JHI offices. Under the terms of the prior contract, JHI assumed the credit risk for the first 2½ % of all credit losses on loans made through its offices. Losses above that amount would be shared by the Company and JHI in a ratio of 35% and 65% respectively. The loss rate has never been above 2½%. The Company will now retain a larger proportion of the fee charged for the loans to cover the additional credit risk. In 2005 and subsequent years, the Company expects that credit losses and therefore provision expense will be substantially higher than in 2004 also expects that revenues will more than offset the additional expense.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The Company does not allocate equity to different product lines. In other words, when ROE figures for non-RAL/RT activities are computed, the denominator of the ratio is the total or consolidated equity for the whole Company. The change in ROE for the first quarter of 2004 compared to the first quarter of 2003 for non-RAL/RT activities is lower than the change in total ROE because the numerator of the non-RAL/RT ratio changed 12.38% compared to 23.49% for the whole Company.

	2nd Qtr 2004	2nd Qtr 2003	% change

Total net income	$16,547	$13,399	23.49%
Net income excluding RAL/RT activities	$15,212	$13,536	12.38%

Note B—For Tables 2A, 2B, and 3, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Tables 2A and 2B as “Tax equivalent income included in interest income from non-taxable securities and loans.”

Note C—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the first quarter of 2004. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note D—Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note E—The four tables below, Tables 20-23, show the balances and amounts of interest income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$463,943	$25,312	$438,631	$420,284	$25,280	$395,004
Average loans	3,708,978	25,312	3,683,666	3,014,963	25,281	2,989,682
Average total assets	5,623,843	204,694	5,419,149	4,442,637	113,612	4,329,025
Average earning assets	5,192,559	31,681	5,160,878	4,132,097	25,281	4,106,816
Average certificates of deposit	3,321,204	2,000	3,319,204	2,780,305	2,000	2,778,305
Average interest bearing liabilities	4,126,221	85,970	4,040,251	3,138,699	2,000	3,136,699
Consumer loans interest income	8,749	1,494	7,255	8,971	1,572	7,399
Loan interest income	56,841	1,494	55,347	50,295	1,572	48,723
Interest income	71,429	1,478	69,951	60,432	1,572	58,860
Interest expense	15,996	233	15,763	13,482	21	13,461
Net interest income	55,433	1,245	54,188	46,950	1,551	45,399
Tax equivalent adjustment	1,590	—	1,590	1,622	—	1,622

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$638,481	$205,139	$433,342	$639,688	$245,337	$394,351
Average loans	3,709,486	205,139	3,504,347	3,226,502	245,337	2,981,165
Average total assets	5,578,109	659,877	4,918,232	4,586,140	229,145	4,356,995
Average earning assets	5,195,198	352,297	4,842,901	4,275,838	245,337	4,030,501
Average certificates of deposit	3,223,014	22,093	3,200,921	2,772,160	21,366	2,750,794
Average interest bearing liabilities	4,029,697	449,699	3,579,998	3,150,321	21,366	3,128,955
Consumer loans interest income	51,600	36,439	15,161	46,533	31,647	14,886
Loan interest income	143,465	36,439	107,026	129,617	31,647	97,970
Interest income	172,194	36,572	135,622	149,680	31,647	118,033
Interest expense	30,893	967	29,926	27,712	772	26,940
Net interest income	141,301	35,605	105,696	121,968	30,875	91,093
Tax equivalent adjustment	3,198	—	3,198	3,279	—	3,279

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$813,018	$384,967	$428,051	$861,529	$467,839	$393,690
Average loans	3,709,995	384,967	3,325,028	3,440,391	467,839	2,972,552
Average total assets	5,537,781	695,449	4,842,332	4,722,973	345,977	4,376,996
Average earning assets	5,197,838	583,639	4,614,199	4,421,175	467,839	3,953,336
Average certificates of deposit	3,124,826	42,187	3,082,639	2,763,927	40,947	2,722,980
Average interest bearing liabilities	3,933,178	393,820	3,539,358	3,162,077	40,947	3,121,130
Consumer loans interest income	42,851	34,945	7,906	37,562	30,075	7,487
Loan interest income	86,624	34,945	51,679	79,322	30,075	49,247
Interest income	100,765	35,094	65,671	89,248	30,075	59,173
Interest expense	14,897	735	14,162	14,230	752	13,478
Net interest income	85,868	34,359	51,509	75,018	29,323	45,695
Tax equivalent adjustment	1,607	—	1,607	1,657	—	1,657

Note E (Cont.)

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2004 YTD Annualized	2003	2002	2001	2000

Total Including RALs
Net charge-offs	$15,640	$22,557	$14,778	$12,924	$10,908
Average loans	$3,709,486	$3,151,328	$2,942,082	$2,678,225	$2,388,740
Ratio	0.85%	0.72%	0.50%	0.48%	0.46%

Total Excluding RALs
Net charge-offs	$6,974	$14,027	$12,673	$8,730	$7,741
Average loans	$3,504,347	$3,029,669	$2,874,091	$2,619,325	$2,328,576
Ratio	0.40%	0.46%	0.44%	0.33%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$3,847	$576	$3,271	$3,487	$647	$2,840
Noninterest revenue	15,380	3,673	11,707	15,137	3,721	11,416
Operating expense	44,043	2,615	41,428	38,499	1,575	36,924
Provision for credit losses	737	—	737	2,635	3,934	(1,299)
Income before income taxes	26,033	2,303	23,730	20,953	(237)	21,190
Provision for income taxes	9,486	968	8,518	7,554	(100)	7,654
Net Income	16,547	1,335	15,212	13,399	(137)	13,536

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$9,671	$3,492	$6,179	$8,927	$2,863	$6,064
Noninterest revenue	52,001	27,249	24,752	53,989	30,429	23,560
Operating expense	91,159	10,170	80,989	82,946	9,531	73,415
Provision for credit losses	8,321	8,954	(633)	14,252	11,143	3,109
Income before income taxes	93,822	43,730	50,092	78,759	40,630	38,129
Provision for income taxes	34,684	18,388	16,296	28,942	17,085	11,857
Net Income	59,138	25,342	33,796	49,817	23,545	26,272

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$5,824	$2,916	$2,908	$5,467	$2,218	$3,249
Noninterest revenue	36,621	23,576	13,045	38,852	26,709	12,143
Operating expense	47,116	7,555	39,561	44,447	7,956	36,491
Provision for credit losses	7,584	8,954	(1,370)	11,617	7,209	4,408
Income before income taxes	67,789	41,426	26,363	57,806	40,867	16,939
Provision for income taxes	25,198	17,420	7,778	21,388	17,185	4,203
Net Income	42,591	24,006	18,585	36,418	23,682	12,736

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTERST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment

Loan income	$56,841	$112	$56,953	$50,295	$200	$50,495
Loan income excluding RAL/RT activities	55,347	112	55,459	48,723	200	48,923

Securities income	$14,485	$1,478	$15,963	$9,735	$1,422	$11,157
Securities income excluding RAL/RT activities	14,485	1,478	15,963	9,735	1,422	11,157

Net interest income	$55,433	$1,590	$57,023	$46,950	$1,622	$48,572
Net interest income excluding RAL/RT activities	54,188	1,590	55,778	45,399	1,622	47,021

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment

Loan income	$143,465	$217	$143,682	$129,617	$449	$130,066
Loan income excluding RAL/RT activities	107,026	217	107,243	97,970	449	98,419

Securities income	$28,145	$2,981	$31,126	$19,211	$2,830	$22,041
Securities income excluding RAL/RT activities	28,145	2,981	31,126	19,211	2,830	22,041

Net interest income	$141,301	$3,198	$144,499	$121,968	$3,279	$125,247
Net interest income excluding RAL/RT activities	105,696	3,198	108,894	91,093	3,279	94,372

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

Note H—In fact, because consumer and small business loans including leasing loans are generally charged-off as soon as they become 120 days delinquent, they will frequently migrate directly from a pass or grade 7 classification to loss without appearing as nonaccrual from a reporting standpoint, simply because there is only a one in three chance that a quarter-end will occur while they are in nonaccrual status.

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

Note L—Caps are limits as to how much the interest rate can rise and floors are limits as to how much rates may fall.  These limits may apply to each time the rate is due for re-setting, to how much they may move over a period of time, e.g. a year, or to how much they may change over the whole term of the loan.

Note M—During the second quarter of 2004, the average rate earned on loans in the two Pacific Capital lending units was 5.94% compared to 6.17% at the other lending units. The average rate on deposits during the same period at the former PCCI branches was 1.91% compared to 1.12% at the Company’s other branches.

Note N—Changes in intermediate-term rates do not immediately impact prepayment rates on residential loans and MBS investments. There was a decrease in intermediate rates in the latter part of the first quarter of 2004. This caused an increase in refinancing activity, but it took about two months before the applications could be processed and the old loans paid off.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in three class action lawsuits related to the cross-collection agreement it has with other providers of refund anticipation loans. These suits are described in Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements. The Company does not expect that the suits will have any material impact on its financial condition or operating results.

The Company is involved in various litigation of a routine nature which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 2. Changes in Securities and Use of Proceeds

(dollars in thousands)
Period		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
04/01/2004	04/30/2004	—	n/a	—	$18,933
05/01/2004	05/31/2004	—	n/a	—	$18,933
06/01/2004	06/30/2004	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock.  Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans which expired during the second quarter of 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders:

The Company’s Annual Meeting of stockholders was held on April 27, 2004. A total of 34,029,557 shares of common stock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders:

Election of Directors:

The following 12 directors were elected:

	Votes For		Votes Withheld

Edward E. Birch	29,072,088	85.43%	182,290
Richard M. Davis	28,869,264	84.84%	385,114
Richard S. Hambleton, Jr.	29,179,212	85.75%	75,166
D. Vernon Horton	29,163,926	85.70%	90,452
Roger C. Knopf	28,909,252	84.95%	345,126
Robert W. Kummer	29,162,487	85.70%	91,891
Clayton C. Larson	29,099,981	85.51%	154,397
John R. Mackall	28,886,235	84.89%	368,143
Gerald T. McCullough	29,026,304	85.30%	228,074
Richard A. Nightingale	28,984,973	85.18%	269,405
Kathy J. Odell	29,189,828	85.78%	64,550
William S. Thomas, Jr.	29,111,692	85.55%	142,686

Ratification of appointment of PricewaterhouseCoopers as the Company’s independent accountants:

The shareholder vote was:

	Votes	% of Shares Voting

For	28,884,020	98.73%
Against	256,772	0.88%
Abstain	113,586	0.39%

	Number	% of Shares Outstanding

Nonvotes	4,775,179	14.03%

Item 5. Other information

None.

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibit Index:

	Exhibit Number	Item Description

	3.0	Articles of Incorporation and Bylaws:

3.1 Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated July 22, 2004

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2004.

	Subject		Filing Date

	Item 7.	Financial Statements and Exhibits	April 23, 2004
Press release announcing earnings for first quarter of 2004.

The following current reports on Form 8-K have been filed with the Securities and Exchange Commission to date during the third quarter of 2004.

	Subject		Filing Date

	Item 7.	Financial Statements and Exhibits	July 22, 2004
Press release announcing earnings for second quarter of 2004.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher
Corporate Secretary
Pacific Capital Bancorp
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	August 9, 2004
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	August 9, 2004
Executive Vice President
Chief Financial Officer