Form 10-Q
period 2004-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2004-11-09
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Common Stock - As of October 29, 2004 there were 45,655,110 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets (unaudited) September 30, 2004 and December 31, 2003

Consolidated Statements of Income (unaudited) Three and Nine-Month Periods Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows (unaudited) Nine-Month Periods Ended September 30, 2004 and 2003

Consolidated Statements of Comprehensive Income (unaudited) Three and Nine-Month Periods Ended September 30, 2004 and 2003

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

SIGNATURES

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PACIFIC CAPITAL BANCORP & SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (dollars and share amounts in thousands except per share amounts)

	September 30, 2004	December 31, 2003

Assets:
Cash and due from banks	$128,158	$150,010
Federal funds sold and securities purchased under agreements to resell	—	33,010

Cash and cash equivalents	128,158	183,020

Securities available-for-sale, at fair value (Note 4)	1,465,585	1,317,962
Loans, net of allowance of $52,169 at September 30, 2004 and $49,550 at December 31, 2003 (Note 5)	3,865,776	3,131,329
Premises, equipment and other long-term assets	90,720	73,959
Accrued interest receivable	21,877	19,608
Goodwill (Note 7)	109,232	30,048
Other intangible assets (Notes 7 and 8)	5,531	2,962
Other assets (Note 6)	118,161	100,742

Total assets	$5,805,040	$4,859,630

Liabilities:
Deposits:
Noninterest bearing demand deposits	$992,351	$924,106
Interest bearing deposits	3,424,882	2,930,611

Total Deposits	4,417,233	3,854,717
Federal funds purchased and securities sold under agreements to repurchase	99,811	58,339
Long-term debt and other borrowings (Note 9)	785,167	499,548
Obligations under capital lease	7,655	—
Accrued interest payable and other liabilities	39,109	47,978

Total liabilities	5,348,975	4,460,582

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 45,645 outstanding at September 30, 2004 and 45,284 at December 31, 2003)	11,416	8,494
Preferred stock — no par value; shares authorized: 1,000; Shares issued and outstanding: none	—	—
Surplus	77,108	72,916
Accumulated other comprehensive income	12,197	12,807
Retained earnings	355,344	304,831

Total shareholders’ equity	456,065	399,048

Total liabilities and shareholders’ equity	$5,805,040	$4,859,630

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,

	2004	2003	2004	2003

Interest income:
Loans	$60,387	$48,128	$203,852	$177,745
Securities	16,033	11,719	44,178	30,930
Federal funds sold and securities purchased under agreements to resell	163	104	747	956

Total interest income	76,583	59,951	248,777	209,631

Interest expense:
Deposits	11,024	8,490	29,910	27,776
Securities sold under agreements to repurchase and Federal funds purchased	216	75	973	617
Other borrowed funds	7,184	4,473	18,434	12,357

Total interest expense	18,424	13,038	49,317	40,750

Net interest income	58,159	46,913	199,460	168,881
Provision for credit losses (Note 5)	2,740	2,653	11,061	16,905

Net interest income after provision for credit losses	55,419	44,260	188,399	151,976

Non interest revenue:
Service charges on deposits	4,064	3,898	12,199	11,468
Trust fees	3,714	3,558	11,501	10,581
Refund transfer fees	185	228	20,997	19,763
Other service charges, commissions and fees, net	3,816	4,518	13,487	13,445
Net gain on sale of tax refund loans	—	—	2,945	8,031
Net (loss) gain on securities transactions	(973)	928	(1,489)	1,592
Other income	435	496	3,602	2,735

Total noninterest revenue	11,241	13,626	63,242	67,615

Operating expense:
Salaries and benefits	22,916	20,521	72,165	63,458
Net occupancy expense	3,839	3,870	11,244	10,967
Equipment expense	2,252	2,043	6,562	6,810
Other expense	14,342	11,184	44,537	39,329

Total operating expense	43,349	37,618	134,508	120,564

Income before income taxes	23,311	20,268	117,133	99,027
Provision for income taxes	8,752	7,011	43,436	35,953

Net income	$14,559	$13,257	$73,697	$63,074

Earnings per share - basic (Note 3)	$0.32	$0.29	$1.62	$1.38
Earnings per share - diluted (Note 3)	$0.32	$0.29	$1.61	$1.36
Average number of shares - basic	45,615	45,495	45,485	45,775
Average number of shares - diluted	45,943	45,907	45,813	46,217
Dividends declared per share	$0.18	$0.16	$0.51	$0.44
Dividends paid per share	$0.18	$0.16	$0.51	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2004	2003

Cash flows from operating activities:
Net Income	$73,697	$63,074
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,799	7,445
Provision for credit losses	11,061	16,905
Net amortization of discounts and premiums for securities and commercial paper	1,691	2,876
Net change in deferred loan origination fees and costs	1,700	(378)
Net loss (gain) on sales and calls of securities	1,489	(1,592)
Change in accrued interest receivable and other assets	548	2,538
Change in accrued interest payable and other liabilities	(10,648)	9,863

Net cash provided by operating activities	87,337	100,731

Cash flows from investing activities:
Purchase of bank or branches	(123,282)	—
Proceeds from sales of AFS securities	81,513	96,567
Proceeds from calls, maturities, and partial paydowns of AFS securities	228,535	240,125
Proceeds from calls and maturities of HTM securities	—	3,987
Purchase of AFS securities	(343,303)	(791,487)
Net (increase) decrease in loans made to customers	(337,621)	(66,972)
Purchase or investment in premises and equipment	(14,728)	(11,170)

Net cash used in investing activities	(508,886)	(528,950)

Cash flows from financing activities:
Net increase (decrease) in deposits	272,028	215,298
Net increase (decrease) in borrowings with maturities of 90 days or less	14,567	59,852
Proceeds from long-term debt and other borrowing	173,897	225,700
Payments on long-term debt and other borrowing	(77,735)	(27,141)
Cash paid for retirement of stock	—	(28,149)
Proceeds from issuance of common stock	7,114	5,780
Dividends paid	(23,184)	(20,278)

Net cash provided by financing activities	366,687	431,062

Net (decrease) increase in cash and cash equivalents	(54,862)	2,843
Cash and cash equivalents at beginning of period	183,020	151,540

Cash and cash equivalents at end of period	$128,158	$154,383

Supplemental disclosure:
Interest paid during period	$49,242	$43,074
Income taxes paid during period	$37,800	$21,950
Non-cash additions to other real estate owned	$2,910	$—
Non-cash reduction to loans	$(2,910)	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	For the Three-Month Period Ended September 30, 2004			For the Three-Month Period Ended September 30, 2003

	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$23,311	$8,752	$14,559	$20,268	$7,011	$13,257
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains (losses) arising during period	23,168	9,742	13,426	(12,992)	(5,463)	(7,529)
Less: reclassification adjustment for (losses) gains included in net income	(973)	(409)	(564)	928	390	538

Other comprehensive income (loss)	24,141	10,151	13,990	(13,920)	(5,853)	(8,067)

Comprehensive income	$47,452	$18,903	$28,549	$6,348	$1,158	$5,190

	For the Nine-Month Period Ended September 30, 2004			For the Nine-Month Period Ended September 30, 2003

	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

Net Income	$117,133	$43,436	$73,697	$99,027	$35,953	$63,074
Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding losses arising during period	(2,542)	(1,069)	(1,473)	(1,178)	(495)	(683)
Less: reclassification adjustment for (losses) gains included in net income	(1,489)	(626)	(863)	1,592	669	923

Other comprehensive loss	(1,053)	(443)	(610)	(2,770)	(1,165)	(1,605)

Comprehensive income	$116,080	$42,993	$73,087	$96,257	$34,788	$61,469

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2004
(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are or have been used for the transactions described in Note 8, “Transfers and Servicing of Financial Assets.” All references to the “Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into PCBNA. PCC Trust I, PCC Trust II, and PCC Trust III were created by PCCI for the exclusive purpose of issuing trust preferred securities. These three entities remain stand-alone subsidiaries of Bancorp but are not consolidated in the Company’s financial statements (see “Variable Interest Entities” in this Note regarding the nonconsolidation of these subsidiaries and Note 2, “Business Combinations” for more information on the PCCI acquisition).

Prior to March 29, 2002, Bancorp had two wholly owned bank subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”). SBB&T and FNB were merged on that date to form PCBNA. The “Bank” is intended to mean SBB&T and/or FNB, as appropriate, when referring to events or situations prior to March 29, 2002. PCBNA continues to use the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various market areas. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of PCCI. The Bank uses the brand name “Pacific Capital Bank” for the operations acquired with PCCI.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

A Security is impaired if its fair value is less than its cost adjusted for accretion of discount or amortization of premium. In the last several months, there have been extensive discussions regarding securities that might be other than temporarily impaired. This issue is discussed in the sub-section of this note titled, “New Accounting Pronouncements.” The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade.

Loans

Nonaccrual Loans—When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest income. Generally, the Company stops accruing interest when the loan has become delinquent by more than 90 days, or in the case of individually analyzed large loans, when either an event of default has occurred or when analysis suggests that it is unlikely that the obligor will continue to pay according to the agreed terms of the credit.

Neither delinquency or default is a requirement for nonaccrual status. Once reasonable doubt about the collectibility exists, it is put on nonaccrual. In the case of consumer loans, it is usually an event of delinquency or default that raises the doubt of collectibility, but in the case of commercial loans, doubt may be raised by other events. For example, the financial statements required of these borrowers may show a deterioration in their financial condition or a borrower may begin borrowing under a line of credit to make payments on another loan.

Impaired Loans—Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

Impaired loans are reviewed each quarter or upon receipt of material information, to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate. The second method is to use the loan’s observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, and certain other factors suggest that the recorded investment is or would be reasonably realizable within the contractual term of the loan or within a reasonable period of time using methods available to the bank, then no valuation allowance for that loan is established.

GAAP recognizes that some impaired loans may have risk characteristics that are unique to the individual borrower while others may share common risk characteristics. In the former case, the creditor is expected to apply the measurement methods mentioned in the preceding paragraph on a loan-by-loan basis. In the latter case, the creditor is allowed to aggregate those loans and use historical statistics in measuring the amount of the valuation allowance needed. Because the loans currently identified as impaired by the Company have unique risk characteristics, the valuation allowance disclosed in Note 5, “Loans and the Allowance for Credit Losses,” for impaired loans is determined on a loan-by-loan basis.

The amount of impaired loans and the allowance provided for them are disclosed in Note 5.

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

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends. Additions and reductions to the allowance for credit loss for the three and nine-month periods ended September 30, 2003 and 2004, and the balances as of those dates are disclosed in Note 5.

Origination Fees—The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for consumer loans, the total net deferred or unamortized amount for this category is an addition to the loan balances.

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. During the second quarter of 2004, the Company received a real estate property in satisfaction of a delinquent loan. The property was recorded at an estimate of its fair value less cost of disposal, $2.9 million. As of September 30, 2004, the Company still held the $2.9 million property. As of December 31, 2003, the Company held no properties which it had obtained from foreclosure.

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

The deposits of financial institutions—especially the deposits other than certificates—are generally the result of long-term customer relationships. These deposits are therefore more valuable to a purchaser than simply their outstanding amount would indicate because financial institutions have to spend marketing and other acquisition costs to generate these customer relationships. Therefore, when deposits are purchased, the seller demands an acquisition cost representing the value of the relationship. In the sale of deposits, because the buyer is actually assuming a liability from the seller, this acquisition cost is represented by the amount that the liability assumed exceeds the cash paid by the seller to the buyer to assume the liability. This acquisition cost is termed a Core Deposit Intangible (“CDI”). The Company records this CDI as an asset and amortizes it against other expense over the expected average life of the deposit relationships acquired. The amount of the CDI and the expected average life of the relationship will differ depending on the nature of the deposits and the customers.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at September 30, 2004 or December 31, 2003.

See Note 2, “Business Combinations,” for information regarding the March 5, 2004 acquisition of PCCI.

Loan Sales and Mortgage Servicing Rights

The Company sells some of the residential real estate loans that it originates. Whether it sells loans during any particular period and how much are sold depends on a number of factors, including the Company’s interest rate risk profile, the fees and gains available from selling, the amount of loans originated, and the coupon rates. Some of the residential loans sold are sold “servicing released” and the purchaser takes over the collection of the payments. However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company as a source of repayment in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans sold, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing and this value is recorded as a separate asset.

Some of the SBA loans are originated with the intention of selling the guaranteed portion. As with the residential loans that are sold, these loans are sold promptly after origination. The Company does not hold them for some period of time to assemble groups or pools for sale. Consequently, the amount at any particular time and any adjustment to the market value from changes in interest rates are immaterial.

Comprehensive Income

The balances in the equity accounts of the Company are impacted by transactions with shareholders. These impacts would include increases from the sale of new stock or the issuance of new stock upon the exercise of stock options. They would also include decreases arising from distributions to shareholders in the form of either dividends or share repurchases. Changes in the equity accounts other than those changes resulting from investments by owners and distributions to owners are called comprehensive income. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on securities classified as available-for-sale. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the Consolidated Balance Sheets net of income tax effect as “Accumulated other comprehensive income.”

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

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2003 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2003 10-K other than the inclusion of the activities of Pacific Crest Bank, which was acquired in connection with the March 5, 2004 PCCI acquisition. As discussed in Note 14, some of the activities of the former Pacific Crest Bank are included in the Community Banking segment and some in the Pacific Capital segment.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three and nine-month periods ended September 30, 2004 and 2003 would have been as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-month Periods Ended September 30,

(dollars in thousands)	2004	2003	2004	2003

Net Income, as reported	$14,559	$13,257	$73,697	$63,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(775)	(150)	(1,343)	(449)
Pro forma net income	$13,784	$13,107	$72,354	$62,625

Earnings Per Share:
Basic - as reported	$0.32	$0.29	$1.62	$1.38
Basic - pro forma	$0.30	$0.29	$1.59	$1.37
Diluted - as reported	$0.32	$0.29	$1.61	$1.36
Diluted - pro forma	$0.30	$0.29	$1.58	$1.36

For purposes of the 2004 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.50%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 4 years:	0.2707
Expected volatility 5 years:	0.2634
Expected dividend:	$0.72 per year

For purposes of the 2003 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.57%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 4 years:	0.2123
Expected volatility 5 years:	0.2250
Expected dividend:	$0.63 per year

For the third quarter and first nine months of 2004, had the Company elected the second method of accounting for its stock options, the impact would be to lower its net income by 5.3% and 1.8%, respectively, and fully diluted earnings per share by 6.3% and 1.9%, respectively. These percentages of dilution compare to 1.1% and 0.7% for net income and 0.0% and 0.7% for earnings per share for the corresponding periods of 2003. Options are granted to directors and certain officers of the Company by authorization of the Compensation Committee of the Board. Throughout the year, stock options are issued to new directors and new and promoted employees depending on their job classification throughout the year. The Committee authorizes a broader issuance of options to current employees generally every two years. This broader issuance occurred in the second quarter of 2004 and is the reason for the higher amount of dilution in that quarter compared to the second quarter of 2003.

Derivative Instruments

The Company has established policies and procedures to permit limited types and amounts of derivative instruments to help manage its interest rate risk. At various times under this authority, the Company has entered into interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company paid a fixed rate of interest to the counterparty and received a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or specifically identified pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms.

The Company has also established policies and procedures to sell derivatives, specifically interest rate swaps, to customers to assist them in managing their interest rate risk. Generally these customers have wanted to protect themselves from rising rates. Depending on the notional amount of the swap, the Company may cover its position with an interest rate swap purchased from another counterparty with equal but opposite terms, thereby “covering” its position, so as not to incur any additional interest rate risk. With smaller transactions that mitigate the Company’s current interest rate risk position, the Company may elect not cover its position. The Company’s policy limits both the individual notional amount and the aggregate notional amount of these covered and uncovered derivatives.

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

The swaps sold to customers are not intended to act as a hedge for the Company’s interest rate risk position with respect to the loan. They are intended only to be a hedge by the customer for the customer’s position. Consequently, they do not meet the requirement for hedge accounting. Consequently, changes in the fair value of these hedges are included in the Company’s net income in the period in which the changes occur. Because a derivative may not be used to hedge another derivative, any changes in the fair value of swaps entered into to cover the Company’s position on the customer swaps are also included in net income in the period in which they occur. Because the covering swap will have the same terms as the Company’s swap with the customer, gains and losses will net to no income impact.

Variable Interest Entities

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

The Company has two special-purpose entities used for the securitizations described in Note 8, “Transfers and Servicing of Financial Assets.” The special-purpose entity that was used for the indirect auto loan securitization was exempt from this pronouncement because it is a qualifying special-purpose entity (“QSPE”) as described in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) . If this entity were now active, instead of disclosing its rights and obligations related to this QSPE under the provisions of FIN 46, the Company would disclose them under the provisions of SFAS 140.

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46, and is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity to securitization conduits established by one or more financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits are variable interest entities within the scope of FIN 46. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding other types of loans purchased from other financial institutions. Therefore, because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held, the Company has concluded that consolidation of these conduits with the Company is not required by FIN 46. While used only during the first quarter of each year, the special purpose entity for RALs remains in place from year to year.

In connection with the March 5, 2004 PCCI acquisition, Bancorp added three business trust subsidiaries which had been originally created by PCCI for the exclusive purpose of issuing trust preferred securities. The three subsidiaries are PCC Trust I, PCC Trust II, and PCC Trust III. The purchasers of the securities are the primary beneficiaries of these entities. Because Bancorp is not the primary beneficiary of these entities, in accordance with FIN 46 they are not consolidated with the Company. However, the Company has included the investments in these subsidiaries in “Other assets” and the subordinated debt owed by the Company to these subsidiaries is included in “Long-term debt and other borrowings” on its Consolidated Balance Sheets. This subordinated debt has exactly the same terms as the trust preferred securities owed by the trusts. In its Consolidated Statements of Income, the Company has reported dividend income from the subsidiaries in “Other income” and interest expense on the subordinated debt in “Other borrowed funds.”

The Company has invested in several partnerships that promote the development of low cost housing by providing incentives in the form of tax credits. The partnerships also help the Company to meet its obligations under the Community Reinvest-ment Act. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. In certain partnerships, the Company holds more than 50% of the limited partners’ interests and would be regarded as the primary beneficiary. However, if the other partners’ shares of the total assets and liabilities were to be consolidated with the assets and liabilities of the Company, the effect on the balance sheet of the Company would be immaterial. In addition, the liabilities of these partnerships are nonrecourse to the Company. Because of the immateriality, the Company has chosen not to consolidate these partnerships. Where the Company’s interest only slightly exceeds 50%, it has initiated steps with the promoter to sell its interests to an amount below 50% at the time of acquisition.

Management does not believe that the Company is the primary beneficiary of any other such entities such that consolidation with the Company’s financial statements would be required by GAAP.

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

SFAS 148 permitted companies voluntarily changing to the “fair value” method to choose between the current prospective transition method and two other transition approaches if the change occurred in 2003. After 2003, companies voluntarily changing to the “fair value” method must use one of the two new transition approaches. The Company is still considering whether to change to the “fair value” method, and, if so, the appropriate way in the valuation of the options to address the absence of the transferability of the options that is assumed in the standard valuation models. Because it did not adopt the “fair value” method in 2003, should it elect to later adopt that method, the Company will be required to use one of the two new transition approaches specified in SFAS 148.

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

In general, SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

With respect to certain mandatorily redeemable financial instruments, the effective date was the first fiscal period beginning after December 15, 2003. The Company has not issued any mandatorily redeemable instruments, and as a result, implementation on January 1, 2004 did not impact the Company.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 requires loans that are acquired in a transfer or business combination, the credit quality of which has deteriorated since origination, to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition. Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. Early adoption is permitted. The Company does not expect to adopt SOP 03-3 prior to January 1, 2005, and accordingly, recognized and added $6.1 million to the allowance for loan losses in connection with the March 5, 2004 acquisition of PCCI.

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

The Emerging Issues Task Force (“EITF”) was established by the FASB to provide prompt resolution of certain specialized accounting issues. In 2003, the EITF addressed the issue of how to measure and account for the other than temporary impairment of securities. The EITF reached a consensus that was described in a document entitled, Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“Issue 03-1”). Issue 03-1 defined impairment as the amount by which the cost of an investment (adjusted for the amortization of premium and the accretion of discount) exceeded the fair value of the investment.

Issue 03-1 requires that an investor write-down through a charge to income any other than temporary impairment of a security unless the investor has both the ability and intent to hold the maturity until recovery of the cost of the investment is assured. No distinction was made by the EITF between the treatment of other than temporary impairment due to credit concerns and that due to changes in interest rates. It also indicated that a pattern of sales of securities that were impaired because of interest rate reasons would taint the assertion by management that it had the intent to hold until recovery.

In September 2004, the FASB issued a pronouncement that it would re-examine the issue and that the provisions in the preceding paragraph would be held in abeyance until it could reach a conclusion.

The Company does not hold any securities that it believes to be other than temporarily impaired due to credit concerns. As disclosed in Note 4, it does hold some securities for which the fair value is less than the amortized cost due to changes in interest rates. The Company has sometimes sold such securities (and did so in the second and third quarters of 2004) because Management believes that such sales prevent a large build up of imbedded losses that would reduce liquidity and income.

The Company sold some securities at a loss in both the third and fourth quarters of 2004 prior to the filing of its quarterly report on Form 10-Q for the preceding quarter. In the judgment of Management, these sales and the resulting losses were immaterial.

The Company will consider how this practice will be impacted by the provisions of whatever pronouncement is issued by the FASB.

2.          BUSINESS COMBINATIONS

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) in an all cash transaction valued at $136 million, or $26 per each diluted share of Pacific Crest Capital common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank, which had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through September 30, 2004. The Company acquired $131 million in investment securities, $412 million in loans, $282 million in deposits, and other assets and liabilities in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $79.2 million was recognized as goodwill as discussed in Note 7, Goodwill and Other Intangible Assets.

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2003.

	Nine Months Ended September 30, 2004	January 1, 2004 Through March 5, 2004	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

(dollars in thousands except per share amounts)	Pacific Capital Bancorp	Pacific Crest	ProForma Combined	Pacific Capital Bancorp	Pacific Crest	ProForma Combined

Revenues	$312,019	$7,996	$320,015	$277,246	$10,762	$288,008

Income before extraordinary items and the cumulative effect of accounting changes	$73,697	$1,694	$75,391	$63,074	$2,115	$65,189
Net income	$73,697	$1,694	$75,391	$63,074	$2,115	$65,189
Earnings per share - diluted	$1.61		$1.65	$1.36		$1.41

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

There were no material nonrecurring items included in the Company operating results for the first nine months of 2004 related to the acquisition other than the payment of the consideration

3.          EARNINGS PER SHARE

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

The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2004 and 2003, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods		Nine-month Periods

(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Period ended September 30, 2004
Numerator -- Net Income	$14,559	$14,559	$73,697	$73,697

Denominator -- weighted average shares outstanding	45,615	45,615	45,485	45,485

Plus: net shares issued in assumed stock option exercises		328		328

Diluted denominator		45,943		45,813

Earnings per share	$0.32	$0.32	$1.62	$1.61
Anti-dilutive options excluded		46		33

Period ended September 30, 2003
Numerator -- Net Income	$13,257	$13,257	$63,074	$63,074

Denominator -- weighted average shares outstanding	45,495	45,495	45,775	45,775

Plus: net shares issued in assumed stock option exercises		412		442

Diluted denominator		45,907		46,217

Earnings per share	$0.29	$0.29	$1.38	$1.36
Anti-dilutive options excluded		8		89

4.          SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2004

Available-for-sale:
U.S. Treasury obligations	$112,951	$791	$(253)	$113,489
U.S. agency obligations	199,696	2,649	(272)	202,073
Collateralized mortgage obligations	18,329	69	(21)	18,377
Mortgage-backed securities	904,478	4,915	(8,777)	900,616
Asset-backed securities	24,230	158	(71)	24,317
State and municipal securities	184,856	22,375	(518)	206,713

	$1,444,540	$30,957	$(9,912)	$1,465,585

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
U.S. Treasury obligations	$119,938	$2,114	$(33)	$122,019
U.S. agency obligations	207,020	5,918	(19)	212,919
Collateralized mortgage obligations	12,327	83	(183)	12,227
Mortgage-backed securities	737,929	2,787	(7,211)	733,505
Asset-backed securities	26,804	227	—	27,031
State and municipal securities	191,845	19,528	(1,112)	210,261

	$1,295,863	$30,657	$(8,558)	$1,317,962

Gains or losses may be realized on securities in the available-for-sale portfolio if the Company sells any of these securities in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. All of the securities held by the Company are classified as available for sale, and all are therefore carried at their fair value. However, as explained Note 1, adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a special component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company. The amount of unrealized losses at September 30, 2004 has increased $1.4 million from December 31, 2003. All of this increase is due to changes in interest rates and to the growth in the portfolio.

The following table discloses securities balances by category that are at an unrealized loss at September 30, 2004 and December 31, 2003 and the range of duration of the loss. Included in the table are 73 securities that have been in an unrealized loss position for less than a year and 50 securities that have been in an unrealized loss position for more than one year. There are no credit concerns regarding any of these securities and consequently the Company has no reason to believe that the full par value of the securities will not be received. The Company has concluded that none of these securities is other than temporarily impaired.

	Less than 12 months		12 months or more		Total

As of September 30, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$91,788	$(525)	$—	$—	$91,788	$(525)
Federal Agency Mortgage Backed Securities	325,017	(3,253)	259,738	(5,524)	584,755	(8,777)
Municipal Bonds	7,354	(117)	8,209	(401)	15,563	(518)
Asset backed Securities	9,529	(71)	—	—	9,529	(71)
Private CMO	7,139	(21)	—	—	7,139	(21)

Subtotal, Debt Securities	440,827	(3,987)	267,947	(5,925)	708,774	(9,912)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$440,827	$(3,987)	$267,947	$(5,925)	$708,774	$(9,912)

	Less than 12 months		12 months or more		Total

As of December 31, 2003 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury/US Agencies	$21,032	$(52)	$—	$—	$21,032	$(52)
Federal Agency Mortgage Backed Securities	514,653	(7,212)	—	—	514,653	(7,212)
Municipal Bonds	30,933	(1,112)	—	—	30,933	(1,112)
Asset backed Securities	9,011	(182)	—	—	9,011	(182)

Subtotal, Debt Securities	575,629	(8,558)	—	—	575,629	(8,558)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$575,629	$(8,558)	$—	$—	$575,629	$(8,558)

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

(dollars in thousands)	September 30, 2004	December 31, 2003

	Available- for-Sale	Available- for-Sale

Amortized cost:
In one year or less	$125,188	$98,316
After one year through five years	830,961	549,220
After five years through ten years	288,148	341,054
After ten years	200,243	307,273

Total Securities	$1,444,540	$1,295,863

Estimated fair value:
In one year or less	$126,355	$99,542
After one year through five years	830,997	556,563
After five years through ten years	290,879	342,757
After ten years	217,354	319,100

Total Securities	$1,465,585	$1,317,962

5.          LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Real estate:
Residential - 1 to 4 family	$863,805	$799,793	$767,521
Non-residential and multi-family residential	1,281,030	853,981	860,523
Construction	280,086	249,976	230,183
Commercial loans	778,894	680,679	654,774
Home equity loans	194,039	138,422	128,053
Consumer loans	290,874	296,286	274,567
Tax refund loans	1,412	—	—
Leases	210,835	148,504	139,620
Municipal tax-exempt obligations	14,405	11,419	11,590
Other loans	2,565	1,819	2,604

Total loans	3,917,945	3,180,879	3,069,435
Allowance for credit losses	52,169	49,550	52,991

Net loans	$3,865,776	$3,131,329	$3,016,444

The loan balances at September 30, 2004, December 31, 2003 and September 30, 2003 are net of approximately $7.1 million, $5.4 million, and $4.9 million respectively, in deferred net loan fees. The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Market Value Adjustment for PCCI Loans

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI in the March 2004 acquisition. The amount of this adjustment was $6.4 million at the time of the acquisition. Because the amount that will be collected on these loans is not impacted by this adjustment, it must be amortized against interest income over the estimated lives of the loans so that the amount of the loans reported as outstanding at the time of payment equals the amount to be paid. Amortization expense on this adjustment through the end of the third quarter of 2004 was $965,000. Estimated amortization expense for the remainder of 2004, for the next three years, and thereafter is as follows:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2004	$875
	2005	$1,165
	2006	$882
	2007	$740
Thereafter		$1,261

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of September 30, 2004, December 31, 2003 and September 30, 2003:

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Loans identified as impaired	$39,740	$57,355	$44,279
Impaired loans for which a valuation allowance has been established	$6,118	$25,789	$41,793
Amount of valuation allowance for impaired loans	$2,872	$9,047	$17,941
Impaired loans for which no valuation allowance has been established	$33,622	$31,566	$2,486

The following table discloses additional information about impaired loans for the three and nine-month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2004	2003	2004	2003

Average amount of recorded investment in impaired loans for the period	$37,347	$41,796	$43,810	$46,969
Interest recognized during the period for impaired loans	$207	$286	$472	$298

Included among the impaired loans reported as of June 30, 2004 were three loans that had been made to one borrower. The loans were secured by certain contractual rights used by the borrower in its business. They had been partially charged-off because of uncertainty of collection. The recorded amount was $1.18 million after the partial charge-off. During the third quarter of 2004, the Company was able to conclude a sale of these notes. Proceeds from the sale were $2.85 million. The excess of the proceeds over the recorded amount was recorded as a recovery and credited to the allowance for credit losses in the third quarter of 2004.

The valuation allowance for impaired loans of $2.9 million as of September 30, 2004 is included within the allowance for credit losses of $51.9 million in the “All Other Loans” column in the statement of changes in the allowance account as of September 30, 2004 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total

For the nine months ended September 30, 2004:
Balance, December 31, 2003	$49,550	$—	$49,550
Addition from PCCI acquisition	6,146	—	6,146
Provision for credit losses	2,107	8,954	11,061
Credit losses charged against allowance	(13,185)	(12,511)	(25,696)
Recoveries added to allowance	7,262	3,846	11,108

Balance, September 30, 2004	$51,880	$289	$52,169

For the quarter ended September 30, 2004:
Balance June 30, 2004	$48,088	$288	$48,376
Provision for credit losses	2,740	—	2,740
Credit losses charged against allowance	(2,514)	—	(2,514)
Recoveries added to allowance	3,566	1	3,567

Balance, September 30, 2004	$51,880	$289	$52,169

For the nine months ended September 30, 2003:
Balance, December 31, 2002	$53,821	$—	$53,821
Provision for credit losses	7,397	9,508	16,905
Credit losses charged against allowance	(13,250)	(13,712)	(26,962)
Recoveries added to allowance	5,023	4,204	9,227

Balance, September 30, 2003	$52,991	$—	$52,991

For the quarter ended September 30, 2003:
Balance June 30, 2003	$50,031	$—	$50,031
Provision for credit losses	4,288	(1,635)	2,653
Credit losses charged against allowance	(2,774)	—	(2,774)
Recoveries added to allowance	1,446	1,635	3,081

Balance, September 30, 2003	$52,991	$—	$52,991

6.          OTHER ASSETS

Included in “Other assets” on the Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, are deferred tax assets net of deferred tax liabilities of $17.9 million and $19.4 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision for credit losses expense. The Company cannot necessarily deduct its provision for credit losses expense in its tax return in the same year in which it is recognized for financial statements. Provision for credit losses expense is deductible for income tax purposes only as loans are actually charged-off.

7.          GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at September 30, 2004 was $109.2 million, that is comprised of $79.2 million related to the PCCI March 5, 2004 acquisition and $30.0 million related to previous acquisitions as explained in Note 1. Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition. PCCI was acquired primarily for the lending units. In the case of the prior purchases, the perceived value was in the deposit relationships and the consumer and small business lending. The goodwill arising from the PCCI acquisition is recorded in the “Pacific Capital” segment, which represents the former PCCI lending units, while the remaining goodwill is recorded on the “Community Banking” segment which includes the Company’s deposit activities and consumer and small business lending. Goodwill is not amortized but is periodically reviewed for impairment as discussed in Note 1.

Also recorded on the Consolidated Balance Sheets at September 30, 2004 is approximately $6.0 million in other intangible assets. This figure includes $1.5 million in loan servicing rights, some of which are related to the PCCI acquisition, as discussed in Note 8, “Transfers and Servicing of Financial Assets,” and an intangible asset of $4.5 million related to both the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI. The $4.5 million is recorded in the “Community Banking” segment. The portion related to PCCI is being amortized over 12 years. The portion related to the two branches is being amortized over 5 years.

Amortization expense for the remainder of 2004, over the next three years, and thereafter on this core deposit intangible and the other minor intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense

Remainder of	2004	$326
	2005	$1,266
	2006	$1,074
	2007	$352
	Thereafter	$1,491

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

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation. During the first quarters of 2003 and 2004 the Company sold RALs through this special purpose entity into a multi-seller conduits owned by other financial institutions. The conduits are backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2003 and 2004, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remained during the subsequent quarters of these years.

Mortgage Servicing Rights

The Company sells some of the residential mortgages it originates and for most of these sold loans servicing is retained. As of September 30, 2004, the Company serviced $ 81.8 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing cost, which approximates fair value. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates – prepayments increase as rates fall, and decrease as rates rise – the value of the MSRs changes with changes in interest rates. Changes in the value are reflected in financial statements by adjustments to a valuation allowance offsetting the asset and by changes or credits to noninterest revenue. Adjustments have been made to the valuations allowance almost each quarter since then. The Company increased the valuation allowance of the servicing rights by approximately $75,000 during the third quarter of 2004 due to a decline in prepayments. The value of the MSR at September 30, 2004 was $639,000, net of an allowance of $176,000.

Other Loan Servicing Rights

In connection with the March 5, 2004 PCCI acquisition, the Company obtained a non-mortgage servicing asset of $866,000. This asset was created by PCCI’s sales of SBA 7(a) commercial business loans, whereby PCCI sold the guaranteed portion of such loans and retained the servicing, for which it received servicing fees. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. As with MSR, prepayments by the borrowers on the underlying loans reduce the value of the servicing asset. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. The amount of the SBA 7(a) loans sold and serviced by the Company at September 30, 2004 was $37.2 million, and the amount of the unamortized servicing rights was $813,000.

Servicing rights may be purchased from another institution that originates loans or from another entity that services loans. Aside from the rights acquired as part of the acquisition of PCCI, the Company has never purchased such rights.

9.          LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings included the following items:

(dollars in thousands)	September 30, 2004	December 31, 2003

Federal Home Loan Bank advances	$639,471	$380,100
Treasury Tax & Loan amounts due to Federal Reserve Bank	6,549	8,448
Subordinated debt issued by the Bank	71,000	71,000
Senior debt issued by the Bancorp	37,000	40,000
Subordinated debt issued by the Bancorp	31,147	—
FAS 13 capital lease liability	7,655	—

Total	$792,822	$499,548

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

As of September 30, 2004, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $194 million in 1 year or less; $334 million in 1 to 3 years, and $111 million in more than 3 years. The senior debt is due in July 2006. Of the subordinated debt issued by the Bank, $36 million is due in July 2011 and $35 million is due in December 2013. The Treasury Tax and Loan notes are due on demand.

The capital lease obligation was incurred when the Company obtained the master lease on a shopping center in which one of its branch offices is located. The lease calls for monthly payments through 2038. The implied interest rate is 5.89%. The capital lease obligation is for the buildings on the property. The Company also leases the land under an operating lease. The buildings are valued at $7.66 million as of September 30, 2004. The amortization of these buildings is included with depreciation expense.

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

The amount of NPPBC recognized in the three and nine-month periods ending September 30, 2004 and 2003 are disclosed in the following table.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,

(dollars in thousands)	2004	2003	2004	2003

Service cost	$366	$248	$1,097	$743
Interest cost	199	167	596	500
Return on assets	(97)	(73)	(292)	(218)
Amortization of unrecognized transition obligation or transition asset	—	—	—	—
Recognized gains or (losses)	83	67	248	200
Prior service cost recognized	—	—	—	—
Gain or (loss) recognized due to a settlement or curtailment	—	—	-	-

Total	$551	$409	$1,649	$1,225

During the first nine months of 2004, Company contributed $2.0 million to the Voluntary Employee Benefit Association (“VEBA”) that the Company established to hold the funds for the Plan. Of this amount, $1.0 million of the contribution was for the 2003 plan year and $1.0 million contributed during the third quarter of 2004 was for the 2004 plan year.

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

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs have dismissed the complaint without prejudice. The plaintiffs have filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.16 billion and $1.12 billion at September 30, 2004 and December 31, 2003, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $649.6 million and $585 million at September 30, 2004 and December 31,2003, respectively, were pledged to the FHLB as security for borrowings.

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

The standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets. This risk arises from the possibility of the failure of the customer to perform according to the terms of a contract or to pay contracted amounts to the third party. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract or the payment of the contracted amount and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not anticipate that any unplanned for and unprovided for losses will arise from such draws, unless there are significant changes in the financial condition of the customers since the evaluation of the condition was performed by the Bank.

Changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company’s prime or base lending rate, or to another external index. These rates and indices vary with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

Consumer lines of credit consist primarily of home equity lines of credit and overdraft protection lines.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be with-drawn by the Company subject to applicable legal requirements. As of September 30, 2004 and December 31, 2003, the contractual notional amounts and the maturity of these instruments are as follows:

	As of September 30, 2004					As of December 31, 2003

(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$273,477	$122,279	$43,137	$64,140	$503,033	$455,991
Consumer lines of credit	3,529	5,271	8,709	211,806	229,315	173,888
Standby letters of credit	56,995	27,545	80	20,562	105,182	89,535

Total	$334,001	$155,095	$51,926	$296,508	$837,530	$719,414

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit loss. In the second quarter of 2003, the Company added $2.1 million to the liability. The addition related to two letters of credit extended to a customer whose financial condition changed significantly enough that it would be unable to meet the financial obligations for which the letters of credit provide credit enhancement. In the third quarter of 2003, another $440,000 was added to this liability. During the fourth quarter of 2003, $1.2 million was added to the liability and $3.0 million was written off as one of the letters of credit was drawn. In the second quarter of 2004, there was a partial draw on the other letter of credit for $1.1 million which was then charged off. The balance of the liability at September 30, 2004 was $3.0 million, $1.9 million of which related to the above-mentioned customer.

The following table shows the activity in this reserve account for the three and nine-month periods ended September 30, 2003 and 2004:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Beginning reserve	$3,011	$5,317	$3,942	$2,446
Additions and other changes	(29)	440	101	3,311
Funded and written-off	—	—	(1,061)	—

Ending reserve	$2,982	$5,757	$2,982	$5,757

Other Contractual Obligations

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004					As of December 31, 2003

(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Deposits *	$4,072,319	$250,992	$92,885	$1,037	$4,417,233	$3,854,717
Borrowings	353,508	361,967	104,158	73,000	892,633	557,887
Purchase obligations	985	—	—	—	985	1,682
Non-cancelable leases	10,238	18,160	13,499	24,824	66,721	89,535
Capital leases	247	495	577	22,466	23,785	—

Total	$4,437,297	$631,614	$211,119	$121,327	$5,401,357	$4,503,821

* Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the less than one year time range although depositors tend to keep their money on deposit with the Company for extended periods.

Non-cancelable leases: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of September 30, 2004, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. Contractual obligations of sub-tenants have not been netted against the amounts in the above table for minimum rentals. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $5.5 million. Approximately 60% of these payments are due to the Company over the next three years.

12.     DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the third quarter of 2004 for managing its own interest rate risk.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of September 30, 2004, these swaps had a notional amount of $59.2 million and a fair value of $1.1 million. To avoid increasing its own interest rate or foreign exchange risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover most of these customer swaps. These covering swaps had a notional value of $59.2 million and a fair value of $1.1 million. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution, may default on its obligation.  The Company has had one customer default on its obligation. The Company elected to hold the covering swap with the other financial institution.

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

Repurchase Agreements, Federal Funds Purchased, and Other Borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the fair value is estimated by discounting the required debt payments using rates currently quoted by the FHLB for advances of similar remaining maturities. When issued, the senior and subordinated notes had a coupon rate at a spread above U.S. Treasury securities of comparable maturity. The fair value of these notes is estimated by discounting the required debt payments by using approximately the same spread to the rates current in the market for U.S. Treasury securities of comparable maturity.

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2004 and December 31, 2003, are as follows:

	As of September 30, 2004		As of December 31, 2003

(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$128,158	$128,158	$150,010	$150,010
Federal funds sold	—	—	33,010	33,010
Securities available-for-sale	1,465,585	1,465,585	1,317,962	1,317,962
Net loans	3,865,776	3,901,437	3,131,329	3,185,813
Mortgage servicing rights	1,452	1,452	537	537
Derivatives	1,135	1,135	1,436	1,436

Total financial assets	5,462,106	5,497,767	4,634,284	4,688,768

Financial liabilities
Deposits	4,417,233	4,417,551	3,854,717	3,861,008
Long-term debt, FHLB Advances	786,273	791,539	491,100	502,822
Repurchase agreements, Federal funds purchased, and Treasury Tax & Loan	106,360	106,339	66,787	66,784
Derivatives	1,223	1,223	2,334	2,334

Total financial liabilities	5,311,089	5,316,652	4,414,938	4,432,948

Net financial Assets	$151,017	$181,115	$219,346	$255,820

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

In connection with the March 5, 2004 PCCI acquisition, the operations of the three branches acquired have been included in the “Community Banking” segment along with the other branch activities of the Company. The operations of PCCI’s commercial real estate and SBA lending areas report to the former CEO of PCCI, who now reports to the CEO of the Company and, consequently, they have been identified as a reportable segment.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital*	All Other	Total

Three months ended September 30, 2004
Revenues from external customers	$33,445	$24,906	$712	$3,764	$9,185	$17,380	$89,392

Intersegment revenues	27,577	—	177	369	—	7,776	35,899

Total revenues	$61,022	$24,906	$889	$4,133	$9,185	$25,156	$125,291

Profit (Loss)	$30,585	$16,117	$(1,484)	$2,556	$3,836	$(26,731)	$24,879

Interest income	26,474	24,176	53	—	8,555	18,893	78,151
Interest expense	8,649	—	20	84	—	9,671	18,424

Internal charge for funds	8,944	5,941	—	3	2,866	18,145	35,899
Depreciation	1,229	36	205	18	34	1,408	2,930
Total assets	1,755,045	1,672,012	65,034	1,433	270,204	2,041,312	5,805,040
Capital expenditures	—	—	—	—	—	5,105	5,105

Three months ended September 30, 2003
Revenues from external customers	$30,355	$24,063	$1,436	$3,624	$—	$16,195	$75,673
Intersegment revenues	18,928	—	91	379	—	8,203	27,601

Total revenues	$49,283	$24,063	$1,527	$4,003	$—	$24,398	$103,274

Profit (Loss)	$22,643	$15,332	$1,608	$2,085	$—	$(19,744)	$21,924
Interest income	23,732	23,699	46	—	—	14,130	61,607
Interest expense	7,643	—	21	—	—	5,374	13,038
Internal charge for funds	7,590	6,468	19	3	—	13,521	27,601
Depreciation	921	42	140	34	—	1,368	2,505
Total assets	1,828,534	1,563,909	56,016	1,261	—	1,271,887	4,721,607
Capital expenditures	—	—	—	—	—	3,259	3,259

* As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital*	All Other	Total

Nine months ended September 30, 2004
Revenues from external customers	$96,779	$74,366	$64,533	$11,677	$18,156	$51,274	$316,785
Intersegment revenues	71,871	—	4,562	1,153	—	9,421	87,007

Total revenues	$168,650	$74,366	$69,095	$12,830	$18,156	$60,695	$403,792

Profit (Loss)	$83,128	$49,878	$42,245	$7,909	$6,644	$(67,905)	$121,899
Interest income	75,760	69,837	36,625	—	17,070	54,251	253,543
Interest expense	24,147	—	988	234	25	23,923	49,317
Internal charge for funds	23,186	15,742	—	4	6,627	41,448	87,007
Depreciation	3,098	113	519	58	56	3,955	7,799
Total assets	1,755,045	1,672,012	65,034	1,433	270,204	2,041,312	5,805,040
Capital expenditures	—	—	—	—	—	14,728	14,728

Nine months ended September 30, 2003
Revenues from external customers	$93,500	$73,080	$63,512	$10,796	$—	$42,175	$283,063
Intersegment revenues	50,750	—	1,761	1,033	—	29,970	83,514

Total revenues	$144,250	$73,080	$65,273	$11,829	$—	$72,145	$366,577

Profit (Loss)	$62,149	$45,217	$42,238	$6,395	$—	$(52,034)	$103,964
Interest income	72,083	71,865	31,965	—	—	38,655	214,568
Interest expense	24,908	—	793	—	—	15,049	40,750
Internal charge for funds	23,786	21,442	2,684	9	—	35,593	83,514
Depreciation	2,791	124	407	90	—	4,033	7,445
Total assets	1,828,534	1,563,909	56,016	1,261	—	1,271,887	4,721,607
Capital expenditures	—	—	—	—	—	11,170	11,170

* As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and nine-month periods ended September 30, 2004 and 2003.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Total revenues for reportable segments	$125,291	$102,834	$403,792	$366,577
Elimination of intersegment revenues	(35,899)	(27,601)	(87,007)	(83,514)
Elimination of taxable equivalent adjustment	(1,569)	(1,656)	(4,766)	(4,937)

Total consolidated revenues	$87,823	$73,577	$312,019	$278,126

Total profit or loss for reportable segments	$24,879	$21,924	$121,899	$103,964
Elimination of taxable equivalent adjustment	(1,569)	(1,656)	(4,766)	(4,937)

Income before income taxes	$23,310	$20,268	$117,133	$99,027

As a fiscal intermediary, a large proportion of the Company’s business consists of borrowing from some customers – depositors and other financial institutions or bankers – and lending the funds to other customers – borrowers and securities issuers. The interest expense paid on the borrowings is charged to the segment that does the borrowing – Community Banking for deposits and Treasury (in All Other) for non-deposit borrowing. The interest earned on loans and securities is credited to the segments that do the lending or investing – Community Banking, Commercial Banking, and Pacific Capital for loans and Treasury for investments.

Transfer pricing is the process of crediting or charging segments for the benefits they provide to or receive from other segments. The Company does not attempt to transfer price services provided from one segment to another in determining each segment’s profit or loss, e.g. there is no allocation of administration overhead to the operating units, but the Company does transfer price funds provided or used.

Intersegment revenues consist of transfer pricing for the funds provided by the “Community Banking,” “Refund Programs,” and “Fiduciary” segments, and through the borrowings incurred by the Company’s Treasury department included in “All Other.”  Internal charges for funds consist of the transfer pricing for the funds used for lending activities by “Community Banking” and “Commercial Banking” and for the purchases of investments by the Treasury department. The totals for intersegment revenues and charges for funds will equal each other because the Company’s Treasury unit acts as the net seller or buyer of funds and hence receives the difference between intersegment revenues earned by the other units and charges for funds assessed against the other units. Charges for funds to the lending and Treasury units are reduced because a portion of each segment’s assets are assumed to be funded by capital rather than borrowed funds. A charge for capital is not included in the pre-tax profitability for each segment.

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Both short-term and intermediate-term interest rates were generally higher in the three-month period ended September 30, 2004 than in the corresponding period of 2003. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and therefore this segment is charged for funds by reference to the short-term rates. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. There is no charge for funds in the Refund Programs segment in 2004 because the cost of the deposits and borrowings used to support this lending was directly recorded in that segment in 2004. This contrasts with 2003 when the funding was recorded in the Treasury unit and charged to the RAL segment through transfer pricing. As indicated above, the Company’s Treasury unit functions as a “money center” balancing the funding uses and sources. The changes in its intersegment revenues and charges for funds from one year to the next are primarily the result of changes in the amounts for the other segments.

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

While Management provides these amounts and ratios both with and without the balances and results of the RAL and RT programs, it stresses that both shareholders and potential investors should pay attention primarily to the GAAP results that include the operating results of the RAL and RT programs.

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

The use of FTE measurement is a common practice in banking and Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note B and reconciliations of amounts with and without the FTE adjustment are found in Table 23 in Note E. Net interest income as reported on the Company’s Consolidated Income Statement in Item 1 of this Quarterly Report on Form 10-Q is not reported on an FTE basis.

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $14.6 million for the quarter ended September 30, 2004, compared to $13.2 million in the third quarter last year, an increase of $1.4 million, or 9.8%. Diluted earnings per share for the third quarter of 2004 were $0.32 compared to $0.29 earned in the third quarter of 2003.  The Company earned $73.7 million or $1.61 per diluted share in the first nine months of 2004, compared with $63.1 million or $1.36 per diluted share for the same period of 2003.

Compared to the third quarter of 2003, net interest income (the difference between interest income and interest expense) for the third quarter of 2004 increased by $11.2 million, or 24.0%. Total interest income increased by $16.6 million, or 27.7%, partially offset by an increase in interest expense of $5.4 million, or 41.3%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were the same or higher compared to the third quarter of 2003.  Interest on loans increased $12.3 million, or 24.5%, while interest on securities increased $4.3 million, or 36.8%. The Federal Open Market Committee’s (“FOMC”) 25 basis point increases in June, August, and September, in the target Federal funds rate were a factor along with the growth in earning assets in generating the increase in net interest income.

Average interest earning assets for the third quarter of 2004 increased by $1.04 billion, or 24.2%, over the same period in 2003. This was comprised of an increase in average loans of $786 million, or 25.9%, as well as an increase in average securities of $249 million, or 20.4%.

The increase in interest expense was due to an increase in interest on borrowed funds of $2.9 million, or 62.7%, plus an increase in interest on deposits of $2.5 million, or 30.0%. Average interest-bearing liabilities increased by $964 million, or 29.9%, during the third quarter of 2004 compared to the same period in 2003. This was comprised of an increase in average deposits of $598 million, or 21.0%, as well as an increase in average borrowed funds of $365 million, or 78.4%.

The addition of loans, securities and deposits from the acquisition of PCCI accounts for some of the growth in the average balances cited above.

Provision for credit losses expense for loans other than RALs decreased from $4.3 million in the third quarter of 2003 to $2.7 million in the third quarter of 2004. Provision expense for RALs was a negative $1.6 million for the third quarter of 2003. As explained in the section titled, “Refund Loan and Refund Transfer Programs,” there was no provision for credit losses from RALs for the third quarter of 2004. The provision expense for non-RAL loans for both quarters was impacted by several factors as explained in the discussion of credit quality below.

Total noninterest revenue decreased $2.4 million, or 17.5%, in the third quarter of 2004 over the same quarter of 2003. The decrease would have been less but for the change in gain or loss on securities sales. The Company recognized $928,000 in gains in the third quarter of 2003 and losses of $973,000 in the third quarter of 2004. The other major categories of fees that decreased were RAL collection fees and brokerage fees connected with the sale of residential real estate loans. Operating expense increased by $5.7 million, or 15.2%, during the third quarter of 2004 compared to the same quarter of 2003. Most of this increase is due to the addition of the operating expenses of PCCI. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and  “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note A)

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003

	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs

Return on average assets	1.01%	1.08%	1.14%	1.07%
Return on average consolidated equity	13.43%	14.23%	13.29%	12.36%
Operating efficiency	60.26%	57.78%	61.40%	60.44%
Net interest margin	4.46%	4.48%	4.49%	4.49%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003

	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs

Return on average assets	1.75%	1.27%	1.83%	1.16%
Return on average consolidated equity	23.09%	15.42%	21.63%	13.24%
Operating efficiency	50.01%	59.47%	50.27%	61.87%
Net interest margin	5.21%	4.51%	5.43%	4.63%

In 2004, the Company’s return on average assets (“ROA”) for the third quarter was 1.01%, compared to 1.14% for the same quarter of 2003, and the return on average equity (“ROE”) was 13.43%, compared to 13.29%. These annualized ratios can be significantly impacted by the highly seasonal tax refund programs. Because of the change in the estimation of credit losses for the second quarter of 2004 described in “Refund Loan and Refund Transfer Programs,” the negative provision expense recognized in the third quarter of 2003 did not occur in the third quarter of 2004. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.08% for the third quarter of 2004, compared to 1.07% for the same period in 2003.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The decrease in the operating efficiency ratio to 60.26% for the third quarter of 2004 from 61.40% for the same quarter in 2003 can be attributed to a faster rate of growth in net revenues than in operating expenses. Exclusive of the impacts of the RAL/RT programs, the operating efficiency ratio improved from 60.44% in the third quarter of 2003 to 57.78% in the same quarter of 2004.

The net interest margin, exclusive of the impact of RAL/RT programs, was virtually identical in the third quarter of 2004 to the margin in the third quarter of 2003 4.48% vs. 4.49%. The leveraging strategy, discussed in the section titled, “Securities” below lowered the margin while increasing net interest income. The three rates increases by the FOMC in June, August, and September benefited the margin. The low interest rate environment had tended to cause a lower net interest margin because the rates paid on deposits could not be decreased at the same rate that interest rates the Company charges on loans were decreased. With interest rates now starting to rise, the Company’s loans are starting to reprice to higher rates rather than to lower rates as had been the case for the last two years, but there has not yet been much competitive pressure to raise deposit rates.

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

Bancorp has seven other subsidiaries. PCB Services Corporation has only insignificant activities and Pacific Capital Services Corporation is an inactive corporation. SBB&T Automobile Loan Securitization Corporation was used for an automobile loan securitization that ended in the second quarter of 2004 and is also now inactive. SBB&T RAL Funding Corporation is used in the RAL securitization that is described in Note 8, “Transfers and Servicing of Financial Assets,” to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8) implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”; (9) difficulties remediating deficiencies in internal control; and (10) other risks detailed in the 2003 10-K. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Assumptions regarding mortgage and other servicing rights: For the Company, mortgage servicing rights (“MSRs) arise from the sale of loans as described below under “Loan Portfolio—Other Loan Portfolio Information—Loan Sales and Mortgage Servicing Rights.” There is a secondary market for MSRs wherein a financial institution may purchase the right to service loans for and receive a fee from the holder of mortgage loans. The market value for such servicing is based on the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of the servicing rights recorded by the Company at the time of the sale is based on Management’s best estimate of the market value of mortgage servicing rights for similar pools of loans. If the Company overestimates the value of the MSRs, it will recognize too large a gain at the time of sale and will hold an asset against which a charge to earnings will later have to be taken. If the Company underestimates the value of the MSRs, it will have recognized too small a gain and will later recognize income from the servicing that should have been recognized in the period in which the loans were sold. The Company’s MSRs relate to a variety of pools of loans sold from May 2001 through November 2003. The Company also acquired servicing rights for loans other than mortgages with the PCCI acquisition. All of the comments made above with respect to MSRs apply to these other servicing rights as well.

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

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates used is the annual effective tax rate used to record income tax expense for the interim periods. The estimated effective tax rate is calculated by annualizing income, expenses, and permanent differences. As of September 30, 2004, Management estimates that the effective tax rate for the year will be 37.08%. To the extent that the estimate used at December 31, 2004 differs from the estimate at September 30, 2004, the effect of the change will be included in tax expense for fourth quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, bank owned life insurance, and employee and director stock option plans.

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

Stock options:  When the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in 1996, it elected to continue to use the “intrinsic value” method of accounting for stock options. Under this method, the Company does not recognize compensation expense at the time options are granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as if the Company had elected to instead use the “fair value” accounting method that recognizes compensation expense at the time options are granted.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several accounting pronouncements, issued over the last two years. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

As of this writing, while numerous commentators have predicted impacts on the economy from the results of the presidential election, the Company is not able to ascertain any specific impacts on its business that have or will occur.

Over the last two years, it has been difficult for the California Legislature to pass the state budget on a timely basis. In addition, a substantial amount of borrowing has been necessary to balance these budgets. While these events clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures.

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

The Company’s other mergers in 1998 and 2000 were accounted for by the pooling of interests method. Asset and deposit totals for periods prior to the mergers have been restated to include their balances and so do not impact the totals shown in the above chart. However, growth at these institutions subsequent to the mergers is reflected in the chart above.

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

Third, the Bank has opened three new offices in Ventura County and one new office in northern Santa Barbara County during the period covered by the table. The company also acquired some of the assets and deposits of two of the branches of another financial institution in the first quarter of 2002.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and nine-month periods ended September 30, 2004 and 2003 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the differences in interest income or expense for the three and nine-month periods ended September 30, 2004 compared to the corresponding periods of 2003 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the third quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.5 billion, interest income for them was $24.6 million, and the average rate received was 6.47%. In the same quarter of 2003, real estate loans—multi-family and nonresidential averaged $1.1 billion, interest income for them was $18.0 million, and the average rate received was 6.59%. Table 3 shows that the $6.6 million increase in interest income for these loans from the third quarter of 2003 compared to the third quarter of 2004 is the net result of a $6.9 million increase in interest income due to higher balances in 2004, and an decrease of $0.3 million due to lower rates during 2004. Most of the increase in balances came from the purchase of PCCI.

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

As shown in Table 2A, the net interest margin, 4.46%, for the third quarter of 2004 was just slightly lower than the comparable figure, 4.49%, for the third quarter of 2003, while the net interest income for the third quarter of 2004, $59.7 million, was 23.0% higher than the $48.6 million for 2003. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results. This is most pronounced during the first quarter, but also impacts the second quarter of each year in a more limited way. There is a very limited impact on the net interest income and net interest margins in the third and fourth quarters through impacts on operating expenses and provision expense may be significant. Nonetheless, for comparability with the reporting in prior quarters of net interest margin, both with and without RALs, the net interest margin for the third quarter of 2004, exclusive of RALs, was 4.48% compared to 4.49% for the third quarter of 2003 (See Note E).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.00% in the third quarter of 2003 and averaged 1.41% in the third quarter of 2004. There was a significant amount of volatility in other interest rates during the quarter with 1 to 5 year rates generally higher than in the third quarter of 2003, but longer-term rates sometimes actually lower than in 2003. At the end of the quarter 1 to 5 year rates were significantly higher than on September 30, 2003 and longer rates about the same. This caused the interest rate yield curve to have generally the same slope at the end of the third quarter of 2004 as at the end of the third quarter of 2003 except in the short-term where it is now steeper (See Note G).

Besides the more or less direct impact from changes in market rates, changes in the net interest margin can occur for a variety of other reasons. For example, the sequential quarter decrease in net interest margin from the first to the second quarter of 2004 (4.63% vs. 4.35%) was attributable to a number of factors including the following: (1) the full quarter impact of adding the former PCCI, which had a lower net interest margin than PCB’s (Note M); (2) an increase in prepayments in the securities portfolio, which resulted in premium amortization of $1.9 million for the second quarter, up from $1.0 million dollars in the prior quarter (Note N); (3) fixed rate loans that were continuing to renew in a lower rate environment; (4) and a slightly higher cost of funds, due to an increase in the longer-term brokered CD accounts added in the first and second quarters to manage interest rate risk.

The sequential quarter increase in the margin from second quarter 2004 to the third quarter 2004 resulted from (1) a comparative reduction in the prepayments in the securities portfolio leading to a $700,000 decrease in premium amortized during the third quarter; (2) a change in product mix due to higher growth rate in the loan portfolios than in the securities portfolios—loans earn higher rates compared to the rates earned on securities; (3) the increases in market interest rates permitted the repricing of variable rate loans, but there was little competitive pressure in the Company’s market areas to raise deposit rates.

Comparing the net interest margin for the year to date periods, the major explanation for the lower margin in 2004 (4.51%) than in 2003 (4.63%) is leveraging strategy initiated in 2003. As discussed in the section below titled “Securities,” the Company purchased securities funded by FHLB advances. During the second half of 2003 and the first nine months of 2004, this strategy added to net interest income because the interest income earned on the securities exceeded the interest expense incurred on the liabilities. However, it reduces the net interest margin and return on average assets because the difference between the rates earned on the securities and the rate paid on the debt incurred to fund the purchases of the securities is less than the average spread between the rates earned on other earning assets and the rates paid on other liabilities.

TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)

	Three months ended September 30, 2004			Three months ended September 30, 2003

	Balance	Income	Rate (4)	Balance	Income	Rate (4)

Assets:
Money market instruments:
Federal funds sold	$41,596	$163	1.56%	$38,071	$104	1.08%

Total money market instruments	41,596	163	1.56%	38,071	104	1.08%

Securities: (2)
Taxable	1,287,004	13,470	4.16%	1,040,604	9,133	3.48%
Non-taxable	181,982	4,017	8.83%	179,164	4,118	9.19%

Total securities	1,468,986	17,487	4.74%	1,219,768	13,251	4.31%

Loans: (3)
Commercial (including leasing)	957,370	16,223	6.74%	796,970	12,097	6.02%
Real estate-multi family & nonres	1,521,761	24,605	6.47%	1,093,888	18,017	6.59%
Real estate-residential 1-4 family	856,216	12,014	5.61%	737,147	11,041	5.99%
Consumer	474,973	7,638	6.40%	401,159	7,076	7.00%
Other	7,866	22	1.11%	2,603	21	3.20%

Total loans	3,818,186	60,502	6.30%	3,031,767	48,252	6.31%

Total earning assets	5,328,768	78,152	5.83%	4,289,606	61,607	5.70%

FAS 115 Market Value Adjustment	(2,832)			30,410
Non-earning assets	426,965			312,535

Total assets	$5,752,901			$4,632,551

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,966,956	3,442	0.70%	$1,643,539	2,434	0.59%
Time certificates of deposit	1,478,049	7,582	2.04%	1,202,982	6,056	2.00%

Total interest bearing deposits	3,445,005	11,024	1.27%	2,846,521	8,490	1.18%

Borrowed funds:
Repos and Federal funds purchased	59,133	216	1.45%	41,013	75	0.73%
Other borrowings	770,829	7,184	3.71%	424,231	4,473	4.18%

Total borrowed funds	829,962	7,400	3.55%	465,244	4,548	3.88%

Total interest bearing liabilities	4,274,967	18,424	1.71%	3,311,765	13,038	1.56%

Noninterest-bearing demand deposits	999,924			873,355
Other liabilities	46,863			51,805
Shareholders’ equity	431,147			395,626

Total liabilities and shareholders’ equity	$5,752,901			$4,632,551

Interest income/earning assets			5.83%			5.70%
Interest expense/earning assets			1.37%			1.21%

Tax equivalent net interest income/margin		59,728	4.46%		48,569	4.49%
Provision for credit losses charged to operations/earning assets		2,740	0.21%		2,653	0.24%

Net interest margin after provision for credit losses on tax equivalent basis		56,988	4.25%		45,916	4.25%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,569			1,656

Net interest income		$55,419			$44,260

Loans other than RALs	$3,815,679	$60,449	6.30%	$3,031,767	$48,206	6.31%
Consumer loans other than RALs	$472,466	$7,585	6.39%	$401,159	$7,030	7.01%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)
(dollars in thousands)

	Nine months ended September 30, 2004			Nine months ended September 30, 2003

	Balance	Income	Rate (4)	Balance	Income	Rate (4)

Assets:
Money market instruments:
Federal funds sold	$85,093	$747	1.17%	$100,509	$956	1.27%

Total money market instruments	85,093	747	1.17%	100,509	956	1.27%

Securities: (2)
Taxable	1,225,169	36,407	3.97%	848,137	23,415	3.69%
Non-taxable	183,801	12,206	8.85%	170,955	11,878	9.26%

Total securities	1,408,970	48,613	4.61%	1,019,092	35,293	4.63%

Loans: (3)
Commercial (including leasing)	906,832	44,120	6.50%	789,308	36,115	6.12%
Real estate-multi family & nonres	1,412,670	65,574	6.19%	1,095,597	54,994	6.69%
Real estate-residential 1-4 family	835,015	35,190	5.62%	714,014	33,531	6.26%
Consumer	583,580	59,238	13.56%	559,304	53,609	12.82%
Other	7,886	61	1.03%	2,653	70	3.53%

Total loans	3,745,983	204,183	7.28%	3,160,876	178,319	7.54%

Total earning assets	5,240,046	253,543	6.46%	4,280,477	214,568	6.70%

FAS 115 Market Value Adjustment	17,069			25,208
Non-earning assets	377,986			298,108

Total assets	$5,635,101			$4,603,793

Liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,866,421	8,774	0.63%	$1,568,745	7,974	0.68%
Time certificates of deposit	1,431,129	21,136	1.97%	1,228,474	19,802	2.16%

Total interest bearing deposits	3,297,550	29,910	1.21%	2,797,219	27,776	1.33%

Borrowed funds:
Repos and Federal funds purchased	117,899	973	1.10%	70,441	617	1.17%
Other borrowings	696,600	18,434	3.53%	337,068	12,357	4.90%

Total borrowed funds	814,499	19,407	3.18%	407,509	12,974	4.26%

Total interest bearing liabilities	4,112,049	49,317	1.60%	3,204,728	40,750	1.70%

Noninterest-bearing demand deposits	1,060,232			921,891
Other liabilities	36,539			87,273
Shareholders’ equity	426,281			389,901

Total liabilities and shareholders’ equity	$5,635,101			$4,603,793

Interest income/earning assets			6.46%			6.70%
Interest expense/earning assets			1.25%			1.27%

Tax equivalent net interest income/margin	30,408	204,226	5.21%		173,818	5.43%
Provision for credit losses charged to operations/earning assets		11,061	0.29%		16,905	0.53%

Net interest margin after provision for credit losses on tax equivalent basis		193,165	4.92%		156,913	4.90%

Less: tax equivalent income included in interest income from non-taxable securities and loans		4,766			4,937

Net interest income		$188,399			$151,976

Loans other than RALs	$3,608,881	$167,558	6.20%	$2,998,218	$146,354	6.53%
Consumer loans other than RALs	$446,478	$22,613	6.77%	$396,646	$21,644	7.28%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)
(dollars in thousands)

	Three months ended September 30, 2004 vs. September 30, 2003				Nine months ended September 30, 2004 vs. September 30, 2003

Increase (decrease) in:	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume

Assets:
Money market instruments:
Federal funds sold	$3,525	$59	$48	$11	$(15,416)	$(209)	$(71)	$(138)

Total money market investment	3,525	59	48	11	(15,416)	(209)	(71)	(138)

Securities:
Taxable	246,400	4,337	1,961	2,376	377,032	12,992	1,895	11,097
Non-taxable	2,818	(101)	(165)	64	12,846	328	(100)	428

Total securities	249,218	4,236	1,796	2,440	389,878	13,320	1,795	11,525

Loans:
Commercial (including leasing)	160,400	4,126	1,538	2,588	117,524	8,005	2,356	5,649
Real estate-multi family & nonres	427,873	6,588	(338)	6,926	317,073	10,580	(17)	10,597
Real estate-residential 1-4 family	119,069	973	(737)	1,710	121,001	1,659	(809)	2,468
Consumer loans	73,814	562	(647)	1,209	24,276	5,629	3,213	2,416
Other loans	5,263	1	(21)	22	5,233	(9)	(27)	18

Total loans	786,419	12,250	(205)	585,107	25,864	4,716	12,455	21,148

Total earning assets	1,039,162	16,545	1,639	959,569	38,975	6,440	14,906	32,535

Liabilities:
Interest bearing deposits:
Savings and interest bearing transaction accounts	323,417	1,008	490	518	297,676	800	(61)	861
Time certificates of deposit	275,067	1,526	123	1,403	202,655	1,334	(301)	1,635

Total interest bearing deposits	598,484	2,534	613	1,921	500,331	2,134	(362)	2,496

Borrowed funds:
Repos and Federal funds purchased	18,120	141	98	43	47,458	356	6	350
Other borrowings	346,598	2,711	(553)	3,264	359,532	6,077	(577)	6,654

Total borrowed funds	364,718	2,852	(455)	3,307	406,990	6,433	(571)	7,004

Total interest bearing liabilities	$963,202	5,386	158	5,228	$907,321	8,567	(933)	9,500

Tax Equivalent Net Interest Income		$11,159	$1,481	$9,678		$30,408	$7,373	$23,035

Loans other than RALs	$783,912	$12,243	$(77)	$12,320	$610,663	$21,204	$230	$20,974
Consumer loans other than RALs	$71,307	$555	$(650)	$1,205	$49,832	$969	$(306)	$1,275

(1)	Income amounts are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.
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

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straightforward. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors:  (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract e.g. certificates of deposit—while others are priced at the option of the Company according to then current market conditions e.g. checking and savings; (3) the rates for some loans vary with the market, but only within a limited range because of periodic or lifetime caps or floors (Note L); (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate, the usual reference rate.

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

The results reported below for the Company’s September 30, 2003, December 31, 2003 and September 30, 2004 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal, i.e., as explained below, the Company’s risk position is slightly “asset-sensitive.”

TABLE 4—RATE SENSITIVITY (Note K)

	Shocked by -2%	Shocked by +2%

As of September 30, 2004
Net interest income	(5.22)%	+3.54%
Net economic value	+3.20%	(8.63)%

As of December 31, 2003
Net interest income	(6.25)%	+3.22%
Net economic value	+18.87%	(8.01)%

As of September 30, 2003
Net interest income	(11.32)%	+3.92%
Net economic value	+16.86%	(1.56)%

In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held; (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates; and (3) the assumptions used regarding prepayments and early withdrawals on loans and deposits, respectively.

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

The Company has a slightly asset-sensitive interest rate risk position. The change in its interest rate position from December 31, 2003 to September 30, 2004 is minimal. The addition of the assets and liabilities from the PCCI transaction did not change the position to any significant degree because PCCI’s interest rate risk position was similar to the Company’s interest rate risk position.

There is very little difference in the Company’s interest rate sensitivity as of the dates shown above—the Company is shown as slightly asset sensitive. However, at June 30, 2004, the Company was at an essentially neutral position with respect to net interest income. With the issuance of some additional term debt and longer-term brokered CDs the Company incurred some additional interest expense but will benefit by their fixed rate when interest rates rise.

Repricing Opportunities

While the Company does not manage its interest rate risk by means of a gap analysis —a table showing the difference between assets and liabilities maturing or repricing in each period is known as a “gap analysis”—the following table is provided for the reader to help understand the comments above about the effect of changes in the relative balance of certain assets and liabilities on interest rate sensitivity. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for September 30, 2004, and provides summary lines for December 31, 2003 and September 30, 2003. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of September 30, 2004, the only assets the Company had in the overnight column was the market value adjustments for available-for-sale securities. As the market value of securities are determined by the current interest rate environment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. The negative $176 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from September 30, 2003 to September 30, 2004.

TABLE 5— GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of September 30, 2004
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$128,158	$128,158
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	21,045	157,755	150,025	441,395	192,287	679,249	1,641,756	(176,171)	1,465,585
Loans	—	2,050,241	375,843	933,256	390,122	160,723	3,910,185	7,760	3,917,945
Allowance for loan and lease losses	—	—	—	—	—	—	—	(52,169)	(52,169)
Other assets	—	—	—	—	—	—	—	345,521	345,521

Total assets	$21,045	$2,207,996	$525,868	$1,374,651	$582,409	$839,972	$5,551,941	$253,099	$5,805,040

Liabilities and Equity:
Deposits	$—	$3,701,746	$370,573	$250,992	$92,885	$1,037	$4,417,233	$—	$4,417,233
Borrowings	—	229,754	123,754	361,967	104,158	73,000	892,633	—	892,633
Other liabilities	—	—	—	—	—	—	—	39,109	39,109
Shareholders’ equity	—	—	—	—	—	—	—	456,065	456,065

Total liabilities and equity	$—	$3,931,500	$494,327	$612,959	$197,043	$74,037	$5,309,866	$495,174	$5,805,040

Gap	$21,045	$(1,723,504)	$31,541	$761,692	$385,366	$765,935	$242,075	(242,075)	—
Cumulative gap	$21,045	$(1,702,459)	$(1,670,918)	$(909,226)	$(523,860)	$242,075	$242,075	—	—

Cumulative gap/ total assets	0.36%	-29.33%	-28.78%	-15.66%	-9.02%	4.17%	4.17%	0.00%	0.00%

As of December 31, 2003
Gap	$22,447	$(1,592,109)	$192,214	$695,877	$272,092	$725,493	$316,014	$(316,014)	—
Cumulative gap	$22,477	$(1,569,662)	$(1,377,448)	$(681,571)	$(409,479)	$316,014	$316,014	—	—

Cumulative gap/ total assets	0.46%	-32.30%	-28.34%	-14.03%	-8.43%	6.50%	6.50%	0.00%	0.00%

As of September 30, 2003
Gap	$14,529	$(1,504,333)	$217,473	$705,666	$287,712	$567,682	$288,729	$(288,729)	$—
Cumulative gap	$14,529	$(1,489,804)	$(1,272,331)	$(566,665)	$(278,953)	$288,729	$288,729	$—	$—
Cumulative gap/ total assets	0.31%	-31.55%	-26.95%	-12.00%	-5.91%	6.12%	6.12%	0.00%	0.00%

Note: Securities are listed by their maturity or any repricing prior to maturity.

The Impact of Changes in Interest Rates on the Value of Financial Instruments

In addition to the impact on net interest income that arises from changes in market rates, such changes impact the value of fixed rate financial instruments. The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. In other words, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument approximately equal to the rate on new instruments. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument’s coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable (more costly) to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

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

Nonparallel Responses to Interest Rate Changes

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

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “forecasted” balance sheet—the Company applies the interest rate shocks to what it forecasts its balance sheet to look like over the horizon covered by the calculation. This forecast projects changes in the size or mix of the various assets and liabilities based on information supplied by the Company’s business unit managers. However, due to changes in interest rates or other business conditions, the Company will not always follow the forecast in making business decisions and the size and mix of the various asset and liability balances may be different than the forecast. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the difference in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between December 31, 2003 and September 30, 2004.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The Company’s exposure to the various types of  interest rate risk and how it addresses these risks is discussed in more detail in Management’s Discussion and Analysis in the 2003 10-K.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans and uncleared checks issued in connection with RAL and RT transactions (Note D). Generally these brokered CDs have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At September 30, 2004, December 31, 2003, and September 30, 2003, deposits used for this purpose totaled $28.5 million, $28.6 million, and $46.6 million, respectively. At September 30, 2004, an additional $131.9 million was used for funding of the leverage strategy mentioned above and $32.3 million was used for the purchase of PCCI. The brokered CDs used for these purposes have a term of several years and bear a higher interest rate than other deposits and the rate paid on time deposits, as shown in Tables 2A and 2B, reflect this higher rate.

The table below shows the major categories of deposits as of September 30, 2004 and 2003 and as of December 31, 2003.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003

Noninterest bearing deposits	$992,351	$924,106	$878,346
Interest bearing deposits:
NOW accounts	802,553	556,740	471,704
Money market deposit accounts	726,149	803,554	885,145
Other savings deposits	416,151	272,883	285,702
Time certificates of $100,000 or more	962,711	834,819	764,878
Other time deposits	517,318	462,615	445,600

Total deposits	$4,417,233	$3,854,717	$3,731,375

The table below shows the interest expense for the major categories of deposits for the three and six-month periods ended September 30, 2004 and 2003.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the
(dollars in thousands)	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003

NOW accounts	$1,117	$154	$2,262	$387
Money market deposit accounts	1,589	2,025	4,775	6,788
Other savings deposits	736	255	1,737	799
Time certificates of $100,000 or more	4,728	3,290	12,863	10,724
Other time deposits	2,854	2,766	8,273	9,078

Total interest on deposits	$11,024	$8,490	$29,910	$27,776

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for September 30, 2004, December 31, 2003, and September 30, 2003. The end-of-period loan balances as of September 30, 2004 have increased by $737.0 million compared to December 31, 2003 and increased by $848.0 million compared to June 30, 2003. The major dollar increase from the totals at September 30, 2003 to September 30, 2004 occurred in the non-residential and multifamily loan type, with significant changes as well in commercial, 1-4 family residential and leasing. Almost all of the increase in the non-residential and multi-family loan type for both periods and about half of the increase in the commercial category from December 31, 2003 to September 30, 2004 were due to the March 5, 2004 PCCI acquisition.

Within the average balance of consumer loans in Tables 2A and 2B are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Tables 2A and 2B. The average balances for these loans included in Tables 2A and 2B are shown in Table 20.

Average yield for loans for the three-month period ended September 30, 2004 was 6.30%, and for the three-month period ended September 30, 2003 was 6.31%. These average yields are impacted by the RAL loans included in Table 2A among the consumer loans. Because outstanding RAL balances are very low after the third quarter of each year, excluding RALs had no impact on yields between the third quarters of 2004 and 2003—the yields were identical to the figures with RALs at 6.30% and 6.31%. That yields changed virtually not at all between 2003 and 2004 is reflective of the fact that average loan rates lag the changes in market interest rates. Only loans that are originated or are contractually repriced during the quarter show the impact of the FOMC increases or increases in other indices. Most consumer and many business loans have fixed rates until maturity or for some portion of their term. With rates only beginning to rise in the second quarter of 2004, overall loan rates will likely not show an increase until the fourth quarter.

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses represents Management’s estimate of the probable losses in the loan and lease portfolios. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies,” to the 2003 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements.

The Company includes as “potential problem loans” loans that are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most they are one or two months delinquent in their payments, but for which the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer.  The factor or situation may be potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms, or it may be the factor or situation which has been identified as a potential weakness has occurred, is well defined, and continuation of the situation will reasonably be expected to cause default by the customer.

The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. All RALs outstanding at June 30 and September 30, 2004 are included in the balances of potential problem loans as of those  dates. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 10 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2004	2004	2004	2003	2003	2003

Including RAL:
Potential problem loans	$102,452	$98,979	$78,026	$92,435	$96,266	$117,536
Nonperforming loans	$24,146	$23,609	$35,267	$43,175	$45,316	$54,369
Net charge-offs	$(1,053)	$5,607	$10,034	$4,822	$(307)	$6,596
Allowance for credit losses	$52,169	$48,376	$53,246	$49,550	$52,991	$50,031
Provision expense for loans	$2,740	$737	$7,584	$1,381	$2,653	$2,635

Exclusive of RAL:
Potential problem loans	$101,040	$95,990	$78,026	$92,435	$96,266	$117,536
Nonperforming loans	$24,146	$23,609	$35,267	$43,175	$45,316	$54,369
Net charge-offs	$(1,052)	$4,257	$2,718	$5,800	$1,328	$2,573
Allowance for credit losses	$51,880	$48,088	$51,608	$49,550	$52,991	$50,031
Provision expense for loans	$2,740	$737	$(1,370)	$2,359	$4,288	$(1,299)

Nonperforming loans have decreased over $30.2 million or 55.6% over the last five quarters. Resolution of some large nonperforming credits has come by sale, charge-off, and payoff. These resolutions have been discussed in previous quarterly reports.

Over the quarters reported in Table 8, potential problem loans have varied from 3.92% of total loans at June 30, 2003, to 2.14% of total loans at March 31, 2004. As of September 30, 2003, they represent 2.58% of total loans. This amount is regarded by Management as a “normal” or expected amount.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of September 30, 2004 and December 31, 2003. There is no allocation of allowance in this table to RAL loans at December 31, 2003 because the Company held no RALs at that date. The RAL loans outstanding at September 30, 2004 are all classified as substandard. Consequently the whole amount of the RAL allowance of $289,000 at September 30, 2004 is included in the allocation for substandard loans.

TABLE 9—ALLOCATION OF ALLOWANCE

(dollars in thousands)

	September 30,	December 31,
	2004	2003

Doubtful	$3,751	$4,108
Substandard	9,205	13,967
Special Mention	6,096	4,521

Total	$19,052	$22,596

Table 10 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the third quarter of 2004 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

TABLE 10—ASSET QUALITY *

(dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

COMPANY AMOUNTS:
Loans delinquent 90 days or more	$2,030	$2,310	$506	$763	$1,117
Nonaccrual loans	22,116	21,299	34,761	42,412	44,199

Total nonperforming loans	24,146	23,609	35,267	43,175	45,316
Foreclosed collateral	2,910	2,910	—	—	—

Total nonperforming assets	$27,056	$26,519	$35,267	$43,175	$45,316

Allowance for credit losses other than RALs	$51,880	$48,088	$51,608	$49,550	$52,991
Allowance for RALs	289	288	1,638	—	—

Total allowance	$52,169	$48,376	$53,246	$49,550	$52,991

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.33%	1.29%	1.44%	1.56%	1.73%
Coverage ratio of allowance for credit losses to nonperforming loans	216%	205%	151%	115%	117%
Ratio of nonperforming loans to total loans	0.62%	0.63%	0.95%	1.36%	1.48%
Ratio of nonperforming assets to total assets	0.47%	0.47%	0.63%	0.89%	0.96%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	41.21%	39.46%	47.00%	36.54%	37.43%

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.32%	1.29%	1.42%	1.56%	1.73%
Coverage ratio of allowance for credit losses to nonperforming loans	215%	204%	146%	115%	117%
Ratio of nonperforming loans to total loans	0.62%	0.63%	0.97%	1.36%	1.48%
Ratio of nonperforming assets to total assets	0.47%	0.47%	0.67%	0.89%	0.96%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	41.44%	40.21%	45.55%	36.54%	37.43%

FDIC PEER GROUP RATIOS: (Note C)
Coverage ratio of allowance for credit losses to total loans	n/a	1.52%	1.58%	1.65%	1.63%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	190%	179%	173%	164%
Ratio of nonperforming loans to total loans	n/a	0.80%	0.88%	0.95%	0.99%
Ratio of nonperforming assets to total assets	n/a	0.56%	0.63%	0.65%	0.68%

*  The amounts for total loans and total assets with and without RAL for September 30, 2004, June 30, and March 31, 2004 are reconciled in Table 24. There are no differences for the other quarters in this table.

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

The ratio of allowance for credit losses to nonperforming loans is a common ratio reported for banks. Excluding RALs, the Company’s ratio of allowance for credit losses compared to nonperforming loans at September 30, 2004 (215%) was higher than the ratio for its peers (190%) at June 30, 2004. While this is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $9.3 million of the $24.1 million in nonperforming loans are comprised of three specific loans. While they are not performing according to their contractual terms, because of collateral coverage the Company does not expect to incur any loss of principal from these loans and consequently it has concluded that providing an allowance for them is not necessary.

The following table shows the types of loans included among nonperforming and potential problem loans as of September 30, 2004 and December 31, 2003.

TABLE 11—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	September 30, 2004		December 31, 2003

(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming

Loans secured by real estate:
Construction and land development	$20	$2,926	$6,190	$8,204
Agricultural	2,858	9,491	2,899	9,699
Home equity lines	152	52	282	751
1-4 family mortgage	2,105	1,239	6,132	4,946
Multifamily	106	6,179	117	626
Non-residential, nonfarm	1,226	29,595	5,003	25,585
Commercial and industrial	13,832	40,088	19,723	32,450
Leases	2,205	5,735	966	4,025
Other Consumer Loans	1,623	4,988	1,770	5,237
Other	19	747	93	912

Total	$24,146	$101,040	$43,175	$92,435

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS*

	2004 YTD Annualized	2003	2002	2001	2000

Pacific Capital Bancorp (including tax refund loans)	0.52%	0.72%	0.50%	0.48%	0.46%
Pacific Capital Bancorp (excluding tax refund loans)	0.22%	0.46%	0.44%	0.33%	0.33%
FDIC Peers (Note C)	0.51%	0.59%	0.88%	1.03%	0.70%

* The amounts for average total loans with and without RALs are reconciled in Table 21.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2003 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2004 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

As discussed in Notes 1 and 11 and in the section below titled “Operating Expense,” the Company has established a reserve for loan commitments and letters of credit. This reserve is separate from the allowance for credit losses. The activity in this reserve for the three and nine month periods ended September 30, 2003 and 2004 is shown in a table in Note 11.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Cash that has not been invested is a nonearning asset, that is, it does not earn interest. Consequently, the Bank strives to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell (“reverse repurchase agreements”). Federal funds sold are overnight unsecured borrowings between financial institutions. The reverse repurchase agreements are investments which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans.  The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles. At the relatively low rates available on these instruments during the third quarter of 2004, approximately 1.40%—the Company has kept minimal balances.

SECURITIES

Securities increased from $1.3 billion at the end of 2003 to $1.5 billion as of September 30, 2004. The increase was primarily due to mortgage-backed securities obtained in the PCCI purchase.

Between March 31, 2003 and December 31, 2003, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. It is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital. The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans. This is ideal because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand relatively weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner were somewhat limited in 2003. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin and return on average assets ratio.

Collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) were purchased and funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to “match fund” the purchases—exactly match the term of the securities purchased and the debt incurred—because the spreads would then be too narrow. Because the Company had been asset sensitive as explained in the section titled “Interest Rate Sensitivity,” it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

During the second quarter of 2003, the Company purchased $300 million of MBS with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to 3.50% with the funding costs at 1.25% to 1.75%. In the third quarter, $200 million in additional securities were purchased with yields of 3.40% to 4.80% with funding costs of 2.25% to 2.80%, the average spread was 1.72%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS–mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with some protection when interest rates rise (Note P).

In the second quarter of 2004, the Company added another $100 million in MBS at a spread of 1.85% to the FHLB advances used to fund the purchases.

Some of these securities were purchased at a premium. As with any purchased premium on securities, the premium is amortized against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBS the calculation is more complicated. The amortization is based on the actual and estimated paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds increased substantially during 2002 and the first half of 2003 as interest rates remained at relatively low levels. In the third quarter of 2003, the Company amortized approximately $2 million of premium. Some of this amortization was simply due to the normal payment by the borrowers of their principal payments, but the majority was due to prepayments. Most of the prepayments related to securities purchased in 2002 and early 2003, as prepayments are not typically received in the first months after their issue. While the FOMC lowered short-term rates in late June 2003, intermediate rates actually increased 1% higher than they were before short-term rates were dropped. Intermediate rates have fluctuated since then, but generally have remained higher. Premium amortization was $825,000 in the fourth quarter of 2003 and $997,000 in the first quarter of 2004, but increased to $2 million in the second quarter of 2004. The premium amortized in the third quarter was approximately $700,000. The increase in prepayments in the second quarter of 2004 was due to a temporary decrease in intermediate-term rates in the latter part of the first quarter of 2004 (Note N). The decrease in third quarter of 2004 appears related to an increase in intermediate term rates near the end of the second quarter . Assuming that the economy continues to improve, intermediate rates would be expected to remain high enough to keep prepayments lower than in 2003. This would stabilize or increase the effective yield of the securities. Changes in interest rates have no impact on the interest expense related to the borrowings used to purchase the securities because they have fixed rates.

As explained above, leveraging increases assets without a corresponding increase in capital. As explained below in the section titled “Capital Resources and Company Stock,” the Company has capital ratios substantially in excess of the standard for classification as well capitalized, and this position has not been eroded by the implementation of the strategy, as the amount of leverage added in this strategy is approximately 12% of the total assets. With loan balances increasing over the next several quarters, the Company expects that most proceeds from amortizing or maturing securities will be used to fund loan growth.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company as needed to manage its daily liquidity positions. At various times during each quarter, the Company may experience loans growing or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the Company first uses its short-term investments to provide the needed funds—see the section above on Federal funds sold—and then borrows funds overnight in the form of Federal funds purchased until cash flows are again balanced.

Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate, for the relatively small amounts they sell, than they could obtain in the general market. The Company either earns a spread relative to the rate at which it can sell the funds or it reduces the expense on what it would otherwise have to borrow for its own liquidity needs.

As described in the previous section discussing securities purchased under agreements to sell, the Company uses reverse repurchase agreements as a means of investing short-term excess cash. While the Company could borrow money overnight in the same repurchase agreement market that it lends funds, it instead generally purchases Federal funds so as not to have to continually move collateral around between sellers of funds. However, the Company does use repurchase agreements as a “retail” product. Some customers that wish to place funds  in amounts that exceed FDIC deposit insurance coverage prefer this secured product. The funds are borrowed from customers for periods of one week to two months. In addition,  in the first quarter of each year as the Company uses repurchase agreements to borrow funds from other financial institutions to support the funding needs of the RAL program. Whether the repurchase agreements are with retail customers or other financial institutions, the borrowings are collateralized by securities held by the Company in its investment portfolios.

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them over the last seven quarters. The increased amounts in the first quarters of 2003 and 2004 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

March	2003	$138.6	1.38%	2.9%
June	2003	32.8	0.87%	0.7%
September	2003	41.0	0.73%	0.9%
December	2003	56.8	0.88%	1.2%
March	2004	200.6	1.07%	3.6%
June	2004	94.6	0.95%	1.7%
September	2004	59.1	1.45%	1.0%

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

Long-Term Debt:

The components of long-term debt at September 30, 2004 and December 31, 2003 are shown in a table in Note 9.

The scheduled maturities of the FHLB advances are $146.3 million in 1 year or less, $349.5 million in 1 to 3 years, and $93.0 million in more than 3 years. The maturity of the Bancorp senior debt is July 2006. Of the Bank subordinated debt, $36 million matures in July 2011 and $35 million matures in December 2013.  The subordinated debt at Bancorp matures in 2033, but the notes are callable in part or in total by the Company in 2008.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over the last seven quarters.

TABLE 14—LONG-TERM DEBT
(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets

March	2003	$256.9	6.08%	5.4%
June	2003	322.3	5.13%	7.3%
September	2003	419.0	4.23%	9.0%
December	2003	461.1	4.03%	9.6%
March	2004	603.2	3.60%	10.9%
June	2004	706.1	3.37%	12.6%
September	2004	768.7	3.75%	13.4%

The Company uses long-term debt both to supplement other sources of funding for loan growth and as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from holding the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years, but the Company can borrow funds from the FHLB at longer terms to match the loan maturities.  Also, as discussed in “Securities” above, the Company used advances from the FHLB to fund the purchases of securities for its leveraging strategy, which accounts for most of the growth over the last seven quarters.

The senior note issued by Bancorp and $36 million of the subordinated notes issued by the Bank were issued in July 2001. The subordinated debt was structured to qualify as Tier 2 regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to refinance a short-term note issued in connection with an acquisition closed in 2000, and to fund some of the cash dividends during the last few quarters. This avoided the need to fund these dividends through dividends from the bank which would lower its capital.

In December 2003, the Bank issued another $35 million of subordinated debt both to partially fund the acquisition of PCCI and to supplement the Bank’s regulatory capital—like the other subordinated debt mentioned above, it qualifies as Tier 2 capital—for the addition of the PCCI assets.

The subordinated debt issued by Bancorp was assumed in connection with the March 5, 2004 PCCI acquisition. This debt is owed to the three business trust subsidiaries of Bancorp that were obtained in the PCCI acquisition and is comprised of the following: $13,750,000 owed to PCC Trust I, $6,190,000 owed to PCC Trust II, and $10,310,000 owed to PCC Trust III. Each of the three pieces of this subordinated debt will mature in 2033, but is callable by the Company in part or in total in 2008. The PCC Trust I debt has a fixed interest rate of 6.335% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25%. The PCC Trust II debt has a fixed interest rate of 6.58% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.15%. The PCC Trust III debt has a fixed interest rate of 6.80% until 2008, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.10%.

As explained in Note 9, the Company obtained the master lease on a shopping center in which one of its branch offices is located. The payments related to the land are accounted for as an operating lease, while the payments related to the buildings are classified as a capital lease. Rather than providing for contingent adjustments based on the consumer price index, the lease provides for specific increases during its term.

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. On a year-to-date basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these fees are recognized  in the first quarter as purchasers of this product tend to file their returns very early in the tax season. The amount recognized in the second quarter is substantially less, and virtually non-existent in the third and fourth quarters. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Refund Anticipation Loan and Refund Transfer Programs.” The $8.0 million gain on sale of RALs that occurred in the first quarter of 2003 and the $2.9 million gain on sale that occurred in the first quarter of 2004, are also discussed in detail in “Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in subsequent quarters of the year because the securitization is completed prior to the end of the first quarter. There is no significance to the lower amount of gain in 2004 compared to 2003 other than that fewer loans were sold into the securitization in 2004 than in 2003.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits include both monthly fees and overdraft fees. While they have increased along with the growth in deposit balances, they have not increased at the same rate.

In October 2003, the Company introduced a suite of no-fee checking products. In the year since introduction, the Company has added approximately $220 million in new deposits. The balances in these new accounts exceeded expectations which has meant that there have been less overdraft fees than were anticipated. The net result is a higher balance of low-interest deposits with less fees collected. If interest rates rise as anticipated over the next several quarters, the value of the low cost deposits will offset the lack of expected fees by an even greater margin.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $156,000 or 4% from the same quarter a year ago.  The increase is due both to new accounts and to stronger equity markets.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the third quarter decreased $702,000 from the same quarter a year ago. Decreases in two fees account for this. Collection fees earned by collecting delinquent RALs for other banks were $683,000 less than those collected in the third quarter of 2003. This is merely a timing difference, as year-to-date fees for 2004 were $131,000 more than for the first nine months of 2003. As has been mentioned in other sections of this discussion, higher interest rates have slowed residential refinance activity in 2004 compared to 2003. The Company earned $332,000 less in brokerage fees related to the sale of loans in the third quarter of 2004 compared to the same quarter of 2004.

These decreases were partially offset by increases in debit card fees and SBA service fees.

The major components of the other income category are gains or losses on sales of loans, dividends on FHLB and FRB stock, earnings on Bank-owned life insurance, and a variety of other miscellaneous items.

Also included in non-interest revenue are gains or losses on securities. The Company recognized $973,000 in losses in the third quarter of 2004 compared to $928,000 in gains in the same quarter of 2003. The Company had initiated an effort in 2003 to reduce the number of individual securities held (over 700) to make portfolio management more efficient. With most securities at the time having a fair value greater than their amortized carrying cost, gains were the result. In 2004, the proportion of securities having fair values less than their amortized cost has been greater and the result of the sales were losses. The reinvestment of the proceeds from these sales into higher yielding securities will generate more interest income than the Company would earn from holding the securities that were earning less than current market rates.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) statutory benefits like payroll taxes and workers’ compensation insurance, and (4) discretionary benefits like health insurance.

Actual salaries and bonuses (including commissions) grew approximately $1.78 million in the third quarter of 2004, compared to the same quarter of 2003.

Several factors cause some variation in staff expense from quarter to quarter. $1.75 million of the increase was due to the additional staff added in the PCCI transaction.

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

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three and nine-month periods ended September 30, 2004 and 2003, and shows that salaries and benefits grew at a slightly faster rate than revenues and at a slightly slower rate than assets.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Salary and benefits as a percentage of net revenues	32.56%	34.42%	27.32%	27.01%
Salary and benefits as a percentage of average assets	0.40%	0.44%	1.28%	1.38%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments.

The following table shows the major items of operating expense for the three and nine-months ended September 30, 2004 and 2003 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,

(dollars in thousands)	2004	2003	2004	2003

Marketing	$1,127	$850	$3,262	$2,561
Consultants	2,552	1,346	6,311	4,164
Amortization of core deposit intangibles	620	212	1,295	637
Provision expense for letters of credit	(29)	440	101	3,311
Software expense	2,434	2,113	7,039	5,748

Consultant expense in the three-month and nine-month periods ended September 30, 2004 is higher than in corresponding periods of 2003. The Company has engaged consultants to assist it in meeting the new regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation.” Companies frequently find it more cost-effective to outsource these short-term projects than to hire staff to handle these large but relatively short-term projects. The Company expects consultant expense for this purpose to remain higher through the fourth quarter of 2004 and then to decrease. External audit fees are likely to remain higher because of the increase in audit work required by the Sarbanes-Oxley Act.

The core deposit intangible expense recognized in 2003 was related to the purchase of the deposits from another financial institution in 2002. The increase in 2004 is due to the deposits acquired with PCCI.

As described in Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements, the Company has issued commitments to or on behalf of customers. Most of these are conditional on the financial condition of the customer, that is, the Company can cancel the commitment if the customer’s condition would indicate that it would not be able to repay any amount extended under the commitment. There are some commitments, like standby letters of credit, that the Company extends specifically to protect a third party in the event of the customer’s inability to meet its financial or contractual commitments.

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

The allowance for credit loss is intended as a valuation allowance for loans. That is, the total of loans less the allowance is intended to represent the Company’s best estimate of the amount that will be collected from the outstanding loans. Any allowance for unfunded commitments is therefore not included in the allowance for credit loss, but is instead recognized as another liability in the same manner as a “contingency reserve” would be established for a legal settlement or other operational loss. Similarly, this allowance is not established by a charge to provision expense for credit loss, but instead through an “other expense.” The reasons for the variation between amounts in 2003 and 2004 are explained in Note 11.

The Company is in the process of replacing its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company will be installing a new customer relationship management system. Under the provisions of GAAP, most of the expected $20 million cost of the new systems is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize the hardware costs over the estimated useful life of the equipment. The capitalized software costs are expected to be amortized over a five-year period beginning when the Company starts to use the new system. This is anticipated to be in the second half of 2005. The Company expects some operating savings as a result of implementing the new system, as well as the avoidance of certain additional costs that would be necessary to remain on the current platform.  Some of the software expenses related to this project are not development in nature and are currently expensed.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the third quarter of 2004 was 60.26% compared to 61.40% for the same quarter of 2003. Stated differently, this means that the Company required a little more than one cent less in operating expenses to earn each dollar of net revenues in the third quarter of 2004 than in the same period of 2003. Operating expenses (the numerator of the operating efficiency ratio) increased 15.23%, while net revenues (the denominator) increased 17.4%. The reason for the higher rate of growth in net revenues is the improved economy, which helped to increase loan growth and trust fee income, and the additional net revenues from the leveraging strategy.

The Company will continue to work on reducing costs, but the consulting expense will remain higher than normal for the next several quarters to respond to the Sarbanes-Oxley Act of 2002. The Company is expecting to spend approximately $3.2 million in 2004 for assistance  in implementing the documentation and testing requirements of this legislation.

SEGMENT PERFORMANCE

Each of the comments below regarding changes in segment performance apply to both the three and nine month periods ended September 30, 2004 compared to the same periods of 2003 unless otherwise stated.

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Intersegment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2004 has increased along due to the higher balances of consumer loans offset by lower rates. Intersegment revenue is up more substantially than interest income as deposit balances increased. Interest expense in the third quarter has increased with the higher balances, especially the addition of the PCCI deposits. Year to date interest expense decreased slightly as the impact of higher balances was offset by CDs repricing earlier in the year at lower rates than those at which they had been originated. The net result of the above changes is greater profitability in 2004 than 2003.

Commercial Banking

The Commercial Banking segments earn interest income from customers for commercial and commercial real estate loans. While the commercial real estate category in Tables 2A and 2B show a substantial increase from 2003 to 2004, most of that increase relates to income producing property loans that are included in the Pacific Capital segment. Consequently, loan balances in this segment are somewhat higher and generating additional interest income. Those loans tied to short-term indices are also reflecting the higher market rates that appeared in the second quarter. The net result is an increase in profitability.

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

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the additional investments added in the Company’s leveraging program described in the section above titled “Securities,” income from external customers is higher in 2004 than in 2003, especially year to date. The changes in intersegment revenues and charges for funds are described in Note 14 to the Consolidated Financial Statements. The increase in interest expense is due to the additional borrowings incurred to fund the leverage strategy.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At September 30, 2004, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At September 30, 2004, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long-term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At September 30, 2004, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of September 30, 2004 and December 31, 2003.

TABLE 17—CAPITAL RATIOS
(dollars in thousands)

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets )	$485,187	11.1%	$348,391	8.0%	$435,488	10.0%
Tier I Capital (to Risk Weighted Assets )	$359,742	8.3%	$174,195	4.0%	$261,293	6.0%
Tier I Capital (to Average Tangible Assets )	$359,742	6.4%	$225,643	4.0%	$282,054	5.0%

Risk Weighted Assets	$4,354,882
Average Tangible Assets for the Quarter	$5,641,086

As of December 31, 2003
Total Tier I & Tier II Capital (to Risk Weighted Assets )	$468,851	13.3%	$281,730	8.0%	$352,162	10.0%
Tier I Capital (to Risk Weighted Assets )	$353,714	10.0%	$140,865	4.0%	$211,297	6.0%
Tier I Capital (to Average Tangible Assets )	$353,714	7.4%	$190,000	4.0%	$237,500	5.0%

Risk Weighted Assets	$3,521,619
Average Tangible Assets for the Quarter	$4,749,992

As of September 30, 2004 and December 31, 2003, the Company’s ratios of tangible common equity to tangible assets were 5.8% and 7.4% respectively.

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

As of September 30, 2004, the Bank’s total risk-based capital ratio was 11.5%, Tier 1 capital was 8.7% of risk-adjusted assets and 6.7% of average tangible assets, and its tangible common equity to tangible assets was 6.6%.

Debt Qualifying as Capital

The total risk-based capital ratio for the Company of 11.2% includes the effect of the $71 million in subordinated debt at the Bank, which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” some of this debt was issued in 2001 and some in 2003 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition.

The total risk-based capital ratio also includes the effect of $30.3 million in subordinated debt issued by Bancorp, which qualifies as Tier 1 capital for the Company. This debt was assumed by the Company in March 5, 2004 acquisition of PCCI and relates to the debt owed by Bancorp to the three business trusts established by PCCI.

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

Share Repurchases

During 2002, adjusted for the second quarter 2004 stock split, approximately 992,000 shares were repurchased at an average price of $18.30 per share for a total of $18.2 million. During the first nine months of 2003, approximately 1.18 million shares were repurchased at an average price of $23.93 per share for a total of $28.1 million. Under the most recent authorization, as of September 30, 2004, the Company had repurchased approximately 43,000 shares at an average price of $25.08 per share for a total price of $1.1 million. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase. As assets increase, more capital is required to maintain the desired capital ratios.

Other Capital Disclosures

Aside from the $18.9 million amount authorized for share repurchases and those commitments reported in Note 11 to the consolidated financial statements, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. There is no specified time within which the share repurchases must be accomplished.

As the Company pursues its stated plan to expand beyond its current market areas, Management will consider opportunities to form strategic partnerships with other financial institutions that have compatible management philosophies and corporate cultures and that share the Company’s commitment to superior customer service and community support. Such transactions will be accounted for as a purchase of the other institution by the Company. To the extent that consideration is paid in cash rather than Company stock, the assets of the Company would increase by more than its equity and therefore the ratio of capital to assets would decrease. Therefore, depending on the size of the other institution, additional capital might have to be raised or some portion of the purchase consideration be paid in stock. In addition, depending on the size of the institution acquired, Bancorp might be required to borrow funds for the cash consideration.

REGULATORY ENVIRONMENT

The Company is closely regulated by Federal and State agencies. The Company and its subsidiaries may only engage in lines of business that have been approved by their respective regulators and cannot open or close branch offices without their approval. The content of the disclosure of the terms and conditions of loans made to customers and deposits accepted from customers are both heavily regulated. The Bank is required by the provisions of the Community Reinvestment Act (“CRA”) to make significant efforts to ensure that access to banking services is available to all members of the communities served.

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

Provisions in the Sarbanes-Oxley Act of 2002 require each  public company to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies’ independent auditors will be required to evaluate management’s assertion in 2004 annual reports relating to the effectiveness of the company’s disclosure controls in ensuring financial reporting that appropriately reflect the company’s financial condition and results of operations. This requirement is expected to significantly increase consulting and audit fees as companies seek assistance from their accountants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

The Company has been working for the past year to implement its response to the requirements of the Sarbanes-Oxley Act. The Company has completed the documentation of its internal controls, has substantially completed its testing of the design and effectiveness of those controls, and is now concentrating on remediation efforts. The Company expects that its president and chief financial officer will be able to sign the Section 404 certification.

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

REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, the Company has extended RALs to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees are required by GAAP to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer’s tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

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

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The product mix for the program in 2003 was 65% RALs, 35% RTs. The total transaction volume increased in 2004 to approximately 5.1 million, but the growth was primarily in RTs, resulting in a product mix of 69% RTs, 31% RALs

While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs have significant impacts on the Company’s activities and results of operations during the first quarters of each year. While not quite as pronounced, these impacts are still significant to the second quarter. The impacts are not significant to the third and fourth quarter results of operations, but are still significant to the year-to-date results at September 30 and to the year as a whole at December 31. These impacts and other details of the programs are discussed in the following five sections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in each year, specifically in the period from late January through February. This causes first quarter net income to average about 35% to 40% of each year’s net income. For 2002, the first quarter’s net income was 37% of the net income for the year. In 2003, the first quarter’s net income was 46% of the net income for the year. Because the year to date pretax profitability of the RAL/RT programs is virtually the same in 2004 as in  2003 while pretax income for the remainder of the Company’s activities increased 29%, the proportion of 2004 net income that will be represented by the first quarter is expected to decrease from the 2003 proportion. Nonetheless, this seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Tables 20-23 in Note E to this discussion.

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

For 2004, the Company used the same sources as in 2003, but used a smaller securitization—$500 million compared to $900 million in 2003. This reduction was done to minimize this most expensive of funding sources. The reduced size of the securitization also accounts for the smaller gain on sale of loans into the securitization. The Company expects to use a $1 billion securitization in 2005.

Fees for Services:

The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers. These are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers and tax preparers. Taxpayers are provided with a statement of the fees for the two products and, in the case of the RALs, with an Annual Percentage Rate (“APR”) computa-tion for the loan based on an estimate of the time that the loan will be outstanding. If payment by the IRS is delayed past the estimated term, the customer’s fee does not change.

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

Accounting for the RAL Securitization:

The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization that are not paid by the IRS are charged against the Company’s retained portion until that amount is exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization and the fees associated with them are not included in Tables 2 or 3.

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

The following table summarizes the components of the gain on sale of RAL loans for the six-month periods ended September 30, 2004 and 2003.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Nine Months Ended September 30,
(dollars in thousands)	2004	2003

RAL fees	$5,920	$12,472
Fees paid to investor	(162)	(612)
Commitment fees paid	(678)	(800)
Provision expense	(2,135)	(3,029)

Net gain on sale of RAL loans	$2,945	$8,031

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three and nine-month periods ended September 30, 2004 and 2003.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(dollars in thousands)	2004	2003	2004	2003

Interest income from RALs	$53	$46	$36,625	$31,965
Interest expense on funding	(21)	(21)	(988)	(793)
Intersegment revenues	177	91	4,562	1,761
Internal charge for funds	—	(19)	—	(2,684)

Net interest income	209	97	40,199	30,249
Provision for credit losses—RALs	—	1,635	(8,954)	(9,508)
Refund transfer fees	185	228	20,997	19,763
Collection Fees	474	1,161	3,966	3,753
Gain on sale of loans	—	—	2,945	8,031
Operating expense	(2,354)	(1,513)	(16,908)	(10,050)

Income before taxes	$(1,486)	$1,608	$42,245	$42,238

Charge-offs	$—	$—	$12,511	$13,712
Recoveries	(1)	(1,635)	(3,846)	(4,204)

Net charge-offs	$(1)	$(1,635)	$8,665	$9,508

While almost no loan or transfer transactions are initiated after the second quarter, some refunds are not paid by the IRS until the third and fourth quarters. The interest income from RALs and the Refund transfer fees are recognized when the IRS payment is received. The interest expense on funding in the third quarters represents the interest paid on a small amount of longer-term CDs issued to fund the program. As explained in Note 14, intersegment revenues represent credit for funds for the uncleared cashiers checks. The negative provision in the third quarter of 2003 represents recoveries of loans that had been charged-off at June 30, 2003. The absence of a provision amount for 2004 is explained below in “Credit Losses.” As explained above in the section titled “Noninterest Revenue,” the lower collection fees recognized in the third quarter of 2004 compared to 2003 is simply a timing difference, as the year-to-date amounts are very similar. Included within operating expenses are overhead allocations.

Credit Losses

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

Credit risk arises from denial by the IRS of some or all of the amount claimed as a refund by the taxpayer. Credit risk is discussed below in the section titled “Credit Losses.”  Credit risk is managed by the acceptance criteria set by the Company, the use of the debt indicator supplied by the IRS, and supplemented by the use of credit reports. A proportion of loans charged-off each year are collected in subsequent years. When the customer applies for a loan or transfer the following year, any charged-off amount from the prior year(s) is deducted from the amount of the current loan proceeds or transfer amount as permitted by the terms of the original loan agreement.

For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit (“EIC”). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its “revenue protection” program. Such review can cause a delay in payment of a loan made on the return. Such delays reduce the profitability of the program because while there is no interest charged for the time the loan is outstanding, when the Company loans money to a borrower, it has to fund the loan either through deposits or through borrowing the funds from another bank or in the capital markets. The Company pays interest on those deposits or borrowings until it received the refund from the IRS.

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

These changes in collection experience led Management to revise its estimate of the collections on loans outstanding at June 30th that were likely to be received during the second half of 2004. Using the experience of the last three years, applied to a higher balance of unpaid loans at June 30, 2004, it was estimated that a net amount of approximately $2.6 million in RALs would be collected during the second half of 2004. The gross RALs remaining on the books at June 30, 2004 were $2.9 million with an allowance of $288,000. During the third quarter of 2004, $1.6 million was collected on these outstanding loans. The collections have been applied to the outstanding loan balance.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2004

In the fourth quarter, the Company will charge-off any remaining loans against the allowance and have provision expense for any excess of loans over the $289,000 allowance or a negative provision for any excess of allowance over remaining loans.

Also during the remainder of 2004, the tax refund programs will continue to incur expenses for salaries, occupancy, legal, marketing, data processing, etc.

Expectations for 2005 and Subsequent Years

The Company and Jackson-Hewitt Inc. (“JHI”) have renegotiated their contract under which the Company provides RALs and RTs to the customers of JHI. The contract now extends for another four years. The major change in the contract is that the Company will now assume the credit risk for the loans made by JHI offices. Under the terms of the prior contract, JHI assumed the credit risk for the first 2 ½ % of all credit losses on loans made through its offices. Losses above that amount would be shared by the Company and JHI in a ratio of 35% and 65% respectively. The loss rate was never above 2 ½%. The Company will now retain a larger proportion of the fee charged for the loans to cover the additional credit risk. In 2005 and subsequent years, the Company expects that credit losses and therefore provision expense will be substantially higher than in 2004 also expects that revenues will more than offset the additional expense.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The Company does not allocate equity to different product lines. In other words, when ROE figures for non-RAL/RT activities are computed, the denominator of the ratio is the total or consolidated equity for the whole Company. The difference in ROE for the third quarter of 2004 compared to the third quarter of 2003 for non-RAL/RT activities is lower than the difference in total ROE because the numerator of the non-RAL/RT ratio changed 12.38% compared to 23.49% for the whole Company.

	3rd Qtr 2004	3rd Qtr 2003	% change

Total net income	$14,559	$13,257	9.82%
Net income excluding RAL/RT activities	$15,420	$12,325	25.11%

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

Note C—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the second quarter of 2004. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note D—Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note E—The four tables below, Tables 20-23, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$474,973	$2,507	$472,466	$401,159	$—	$401,159
Average loans	3,818,186	2,507	3,815,679	3,031,767	—	3,031,767
Average total assets	5,752,901	70,226	5,682,675	4,632,551	59,940	4,572,611
Average earning assets	5,328,768	21,826	5,306,942	4,289,606	—	4,289,606
Average certificates of deposit	3,445,005	2,000	3,443,005	2,846,521	2,000	2,844,521
Average interest bearing liabilities	4,274,967	2,000	4,272,967	3,311,765	2,000	3,309,765
Consumer loans interest income	7,638	53	7,585	7,076	46	7,030
Loan interest income	60,387	53	60,334	48,128	46	48,082
Interest income	76,583	53	76,530	59,951	46	59,905
Interest expense	18,424	21	18,403	13,038	21	13,017
Net interest income	58,159	32	58,127	46,913	25	46,888
Tax equivalent adjustment	1,569	—	1,569	1,622	—	1,622

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$583,580	$137,102	$446,478	$559,304	$162,658	$396,646
Average loans	3,745,983	137,102	3,608,881	3,160,876	162,658	2,998,218
Average total assets	5,635,101	461,892	5,173,209	4,603,793	172,123	4,431,670
Average earning assets	5,240,046	241,336	4,998,710	4,280,477	162,658	4,117,819
Average certificates of deposit	3,297,550	15,347	3,282,203	2,797,219	14,839	2,782,380
Average interest bearing liabilities	4,112,049	299,377	3,812,672	3,204,728	14,839	3,189,889
Consumer loans interest income	59,238	36,492	22,746	53,609	31,693	21,916
Loan interest income	203,852	36,492	167,360	177,745	31,693	146,052
Interest income	248,777	36,625	212,152	209,631	31,965	177,666
Interest expense	49,317	988	48,329	40,750	793	39,957
Net interest income	199,460	35,637	163,823	168,881	31,172	137,709
Tax equivalent adjustment	4,766	—	4,766	4,937	—	4,937

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$463,943	$25,312	$438,631	$420,284	$25,280	$395,004
Average loans	3,708,978	25,312	3,683,666	3,014,963	25,281	2,989,682
Average total assets	5,623,843	204,694	5,419,149	4,442,637	113,612	4,329,025
Average earning assets	5,192,559	31,681	5,160,878	4,132,097	25,281	4,106,816
Average certificates of deposit	3,321,204	2,000	3,319,204	2,780,305	2,000	2,778,305
Average interest bearing liabilities	4,126,221	85,970	4,040,251	3,138,699	2,000	3,136,699
Consumer loans interest income	8,749	1,494	7,255	8,971	1,572	7,399
Loan interest income	56,841	1,494	55,347	50,295	1,572	48,723
Interest income	71,429	1,478	69,951	60,432	1,572	58,860
Interest expense	15,996	233	15,763	13,482	21	13,461
Net interest income	55,433	1,245	54,188	46,950	1,551	45,399
Tax equivalent adjustment	1,590	—	1,590	1,622	—	1,622

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Average consumer loans	$813,018	$384,967	$428,051	$861,529	$467,839	$393,690
Average loans	3,709,995	384,967	3,325,028	3,440,391	467,839	2,972,552
Average total assets	5,537,781	695,449	4,842,332	4,722,973	345,977	4,376,996
Average earning assets	5,197,838	583,639	4,614,199	4,421,175	467,839	3,953,336
Average certificates of deposit	3,124,826	42,187	3,082,639	2,763,927	40,947	2,722,980
Average interest bearing liabilities	3,933,178	393,820	3,539,358	3,162,077	40,947	3,121,130
Consumer loans interest income	42,851	34,945	7,906	37,562	30,075	7,487
Loan interest income	86,624	34,945	51,679	79,322	30,075	49,247
Interest income	100,765	35,094	65,671	89,248	30,075	59,173
Interest expense	14,897	735	14,162	14,230	752	13,478
Net interest income	85,868	34,359	51,509	75,018	29,323	45,695
Tax equivalent adjustment	1,607	—	1,607	1,657	—	1,657

Note E (Cont.)

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2004 YTD Annualized	2003	2002	2001	2000

Total Including RALs
Net charge-offs	$14,588	$22,557	$14,778	$12,924	$10,908
Average loans	$3,745,983	$3,151,328	$2,942,082	$2,678,225	$2,388,740
Ratio	0.52%	0.72%	0.50%	0.48%	0.46%

Total Excluding RALs
Net charge-offs	$5,923	$14,027	$12,673	$8,730	$7,741
Average loans	$3,608,881	$3,029,669	$2,874,091	$2,619,325	$2,328,576
Ratio	0.22%	0.46%	0.44%	0.33%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$3,816	$474	$3,342	$4,518	$1,161	$3,357
Noninterest revenue	11,241	659	10,582	13,626	1,390	12,236
Operating expense	43,349	2,177	41,172	37,618	1,442	36,176
Provision for credit losses	2,740	—	2,740	(2,653)	1,635	(4,288)
Income before income taxes	23,311	(1,486)	24,797	20,268	1,608	18,660
Provision for income taxes	8,752	(625)	9,377	7,011	676	6,335
Net Income	14,559	(861)	15,420	13,257	932	12,325

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$13,487	$3,966	$9,521	$13,445	$3,753	$9,692
Noninterest revenue	63,242	27,908	35,334	67,615	31,547	36,068
Operating expense	134,508	12,346	122,162	120,564	10,973	109,591
Provision for credit losses	11,061	8,954	2,107	16,905	9,508	7,397
Income before income taxes	117,133	42,245	74,888	99,027	42,238	56,789
Provision for income taxes	43,436	17,764	25,672	35,953	17,761	18,192
Net Income	73,697	24,481	49,216	63,074	24,477	38,597

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$3,847	$576	$3,271	$3,487	$647	$2,840
Noninterest revenue	15,380	3,673	11,707	15,137	3,721	11,416
Operating expense	44,043	2,615	41,428	38,499	1,575	36,924
Provision for credit losses	737	—	737	2,635	3,934	(1,299)
Income before income taxes	26,033	2,303	23,730	20,953	(237)	21,190
Provision for income taxes	9,486	968	8,518	7,554	(100)	7,654
Net Income	16,547	1,335	15,212	13,399	(137)	13,536

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT

Other service charges, commissions and fees	$5,824	$2,916	$2,908	$5,467	$2,218	$3,249
Noninterest revenue	36,621	23,576	13,045	38,852	26,709	12,143
Operating expense	47,116	7,555	39,561	44,447	7,956	36,491
Provision for credit losses	7,584	8,954	(1,370)	11,617	7,209	4,408
Income before income taxes	67,789	41,426	26,363	57,806	40,867	16,939
Provision for income taxes	25,198	17,420	7,778	21,388	17,185	4,203
Net Income	42,591	24,006	18,585	36,418	23,682	12,736

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTERST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment

Loan income	$60,387	$115	$60,502	$48,128	$124	$48,252
Loan income excluding RAL/RT activities	60,334	115	60,449	48,082	124	48,206

Securities income	$16,033	$1,454	$17,487	$11,719	$1,532	$13,251
Securities income excluding RAL/RT activities	16,033	1,454	17,487	11,719	1,532	13,251

Net interest income	$58,159	$1,569	$59,728	$46,913	1,656	$48,569
Net interest income excluding RAL/RT activities	58,127	1,569	59,696	46,888	1,656	48,544

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment

Loan income	$203,852	$331	$204,183	$177,745	$574	$178,319
Loan income excluding RAL/RT activities	167,360	331	167,691	146,052	574	146,626

Securities income	$44,178	$4,435	$48,613	$30,930	$4,363	$35,293
Securities income excluding RAL/RT activities	44,178	4,435	48,613	30,930	4,363	35,293

Net interest income	$199,460	$4,766	$204,226	$168,881	$4,937	$173,818
Net interest income excluding RAL/RT activities	163,823	4,766	168,589	137,709	4,937	142,646

TABLE 24—AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY TABLE 10

	As of or for the quarter-ended September 30, 2004

	Consolidated	RAL/RT	Excluding RAL/RT

Nonperforming loans	$24,146	$—	$24,146
Potential problem loans	102,452	1,412	101,040
Total loans	3,917,945	1,412	3,916,533
Nonperforming assets	27,056	—	27,056
Total assets	5,805,040	65,034	5,740,006

Provision for credit loss	2,740	—	2,740
Charge-offs	2,514	—	2,514
Recoveries	3,567	1	3,566
Allowance for credit loss	52,169	289	51,880

	As of or for the quarter-ended June 30, 2004

	Consolidated	RAL/RT	Excluding RAL/RT

Nonperforming loans	$23,609	$—	$23,609
Potential problem loans	98,979	2,989	95,990
Total loans	3,740,878	2,989	3,737,889
Nonperforming assets	26,519	—	26,519
Total assets	5,684,329	70,304	5,614,025

Provision for credit loss	737	—	737
Charge-offs	7,859	2,241	5,618
Recoveries	2,252	891	1,361
Allowance for credit loss	48,376	288	48,088

	As of or for the quarter-ended March 31, 2004

	Consolidated	RAL/RT	Excluding RAL/RT

Nonperforming loans	$35,267	$—	$35,267
Potential problem loans	78,026	—	78,026
Total loans	3,694,167	52,106	3,642,061
Nonperforming assets	35,267	—	35,267
Total assets	5,629,675	344,064	5,285,611

Provision for credit loss	7,584	8,954	(1,370)
Charge-offs	15,323	10,270	5,053
Recoveries	5,289	2,954	2,335
Allowance for credit loss	53,246	1,638	51,608

Note F—Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. Because relatively few RALs are made during the subsequent quarters each year, the average balance of RALs in these quarters is primarily related to the speed of payment by the IRS of loans made in the first quarter and also related to when during the quarter delinquent loans are charged-off.

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

Note I—The base case amount for net interest income is not the same as the Company’s forecast of the net interest income for the next twelve months. While the computation assumes some changes to the product mix— financial instruments that mature within the next twelve months are generally assumed to be replaced by similar instruments at current market rates. That is not necessarily what the Company expects to happen.

Note J—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,800. For 2003, the Company charged-off an average of about 105 basis points. 105 basis points for an average loan would be $29.40. Expressed as an APR, the $29.40 would be 38.3%. Funding and processing costs are incurred in addition to the credit costs.

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

Note M—During the third quarter of 2004, the average rate earned on loans in the two Pacific Capital lending units was 7.68% compared to 6.12% at the other lending units. The average rate on deposits during the same period at the former PCCI branches was 1.46% compared to 1.26% at the Company’s other branches.

Note N—Changes in intermediate-term rates do not immediately impact prepayment rates on residential loans and MBS investments. Customers apply for refinancing mortgages when rates drop, but it takes about two month before the applications can be processed and the old loans paid off.

Note O— A large number of home mortgage loans may be grouped together by a financial institution into a pool. This pool may then be securitized and sold to investors. The payments received from the borrowers on their mortgages are used to pay the investors. The mortgage instruments themselves are the security or backing for the investors and the securities are termed mortgage-backed.

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

Note P—The maturity of mortgage backed securities extends when rates rise because homeowners prepay their loans at a lower rate then projected when the security was issued, however, the repricing to market rates after a period of time gives some protection to the investor from rising rates. Either the discouragement to refinancing by having a lower rate than market is removed allowing the investor to reinvest prepayments at the current higher rates or the investor will receive a return closer to market rates if the customers do not refinance.

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

Item 2. Changes in Securities and Use of Proceeds

(dollars in thousands)		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period

Begin Date	End Date
04/01/2004	04/30/2004	—	n/a	—	$18,933
05/01/2004	05/31/2004	—	n/a	—	$18,933
06/01/2004	06/30/2004	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans which expired during the third quarter of 2004.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders:
None.

Item 5.	Other information
None.

Item 6.	Exhibits and reports on Form 8-K

(a)		Exhibit Index:

		Exhibit Number	Item Description

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2004.

	Subject		Filing Date

	Item 7.	Financial Statements and Exhibits	July 22, 2004
Press release announcing earnings for second quarter of 2004.

The following current reports on Form 8-K have been filed with the Securities and Exchange Commission to date during the fourth quarter of 2004.

	Subject		Filing Date

	Item 8.01.	Financial Statements and Exhibits	October 26, 2004
Press release announcing earnings for third quarter of 2004.

	Item 1.01 Entry into a Material Definitive Agreement		October 28, 2004
Amended and restated Management Retention Plan approved October 25, 2004

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher
Corporate Secretary
Pacific Capital Bancorp
P.O. Box 60839
Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	November 9, 2004
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	November 9, 2004
Executive Vice President
Chief Financial Officer