Form 10-K
period 2004-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2005-03-30
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2004
COMMISSION FILE NUMBER	0-11113

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1021 Anacapa St.
Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2004, based on the sales prices on that date of $28.13 per share: Common Stock—$ 1,185,156,451. This amount is based on reported beneficial ownership by all directors and executive officers and the registrant’s Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 22, 2005, there were 45,775,723 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on May 24, 2005 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

(a)  General Development of the Business

Operations commenced as Santa Barbara National Bank (“the Bank”) in 1960. In 1979, the Bank switched from a national charter to a state charter and changed its name to Santa Barbara Bank & Trust (“SBB&T”). Santa Barbara Bancorp (“SBBancorp”) was formed as a holding company in 1982. In 1998, SBBancorp merged with Pacific Capital Bancorp (“PCB”), a bank holding company that was the parent of First National Bank of Central California (“FNB”). SBBancorp was the surviving company, but took the name Pacific Capital Bancorp to recognize the wider market area. In March 2002, the Company consolidated the two subsidiary banks, SBB&T and FNB, into one national bank charter (“the Bank Merger”), Pacific Capital Bank, N.A. (“PCBNA”). Unless otherwise stated, “Company” refers to this consolidated entity and to its subsidiary bank when the context indicates. “Bancorp” refers to the parent company only.

At the time of the Bank Merger, SBB&T had grown to 29 banking offices with loan, trust and escrow subsidiary offices. Through 1988, banking activities were primarily centered in the southern coastal region of Santa Barbara County. Two banking offices were added in the merger with Community Bank of Santa Ynez Valley on March 31, 1989. Five offices in northern Santa Barbara County were added with the acquisition of First Valley Bank on March 31, 1997, and three offices in the Santa Clara River Valley region of Ventura County were added with the acquisition of Citizens State Bank on September 30, 1997. From 1995 through 1998, six new banking offices were opened in western Ventura County and one in northern Santa Barbara County. The Company acquired Los Robles Bank (“LRB”) at the end of June 2000, when the Company purchased all of the outstanding shares of Los Robles Bancorp, parent of LRB. LRB was merged with SBB&T in the second quarter of 2001. LRB had three offices. Two of these became offices of SBB&T and the third was closed because of its close proximity to one of the existing offices of SBB&T.

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

Subsequent to the Bank Merger, the Company opened an additional banking office in the Simi Valley area of Ventura County. Pacific Crest Capital Inc. (“PCCI”) was acquired in March 2004. Its subsidiary, Pacific Crest Bank with its deposit offices and lending activities was merged into PCBNA. The deposit offices are located in Encino and Beverly Hills in Los Angeles County, and in San Diego in San Diego County. The lending activities of the former Pacific Crest Bank are conducted in a number of western states. Primarily these loans are for income producing properties and loans to small businesses guaranteed by the Small Business Administration. PCCI was merged into the Bancorp.

PCBNA now has 45 banking offices from San Diego in the South to Morgan Hill in the North. The Company continues to use the brand names of Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, and San Benito Bank in their respective market areas, and Pacific Capital Bank for the three former offices of Pacific Crest Bank.

The Company has several other subsidiaries. PCB Services Corporation was formed in 1988. This subsidiary, which was primarily involved in mortgage brokering services and the servicing of brokered loans, ceased those activities in 2001 and now has only insignificant activities. A second, Pacific Capital Services Corporation, is inactive. There are two additional subsidiaries, SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation, that are or were used in the securitizations mentioned in Note 10 to the Consolidated Financial Statements.

(b)  Financial Information about Industry Segments

Information about industry segments is provided in Note 26 to the Consolidated Financial Statements in Item 8 of this report. In addition, the following information is provided to assist the reader in understanding the Company’s business segments:

(i)	Geographical areas—As explained in (a) above, the Company’s deposit businesses are conducted in eight California counties. Approximately 30% of this business is conducted in a northern region consisting of the four counties of Monterey, Santa Cruz, San Benito, and Santa Clara. Approximately 65% of this business is conducted in a region consisting of the two counties of Santa Barbara and Ventura. The three banking offices in Encino, Beverly Hills and San Diego account for about 5% of the deposits. The use of the separate brand names is for community recognition only, all offices are legally branches of PCBNA, and all of these banking offices are administered under one management structure.

In addition to the retail and business deposits managed by the above banking offices, the Company makes use of brokered deposits and deposits received from the State of California which are administered by the Company’s Treasury department.

The Company’s lending businesses are organized broadly by product line, not region. There is one manager for commercial lending, another for consumer lending, and one for Wealth Management, the lending to high net worth customers.

Several of the Company’s businesses are conducted over a wider geographic area. The income tax refund businesses described in Management’s Discussion and Analysis in Item 7 of this report (“MD&A”) on pages 62 through 68 and which comprise a separate reportable segment in Note 26 to the Financial Statements, are conducted in all 50 states. The commercial equipment leasing business is conducted throughout the Western United States. The indirect auto lending business is conducted in several counties in California other than the counties listed above in which the Company conducts deposit activities. Neither the commercial equipment leasing nor the indirect automobile lending businesses comprise an individual segment reportable in Note 26. As described above, the lending businesses acquired with PCCI are conducted in California, Arizona, Texas, and Oregon. They are reported as a separate segment in Note 26.

(ii)	Foreign operations—The Company has no foreign operations of its own. The Company does lend to and provide letters of credit and other trade-related services to a number of commercial enterprises that do business abroad. None of these customer relationships generate a significant portion of the Company’s revenues.

(iii)	Aside from the impact of changes on interest income and interest expense from changes in prevailing market rates that may occur in 2005 and subsequent years (which primarily impact the Consumer Banking and Commercial Segments), expenses incurred in connection with the Company’s technology investments described on page 54 of the MD&A and changes in reporting relationships that could cause realignment of the reportable segments, there are no facts that, in the opinion of Management, would indicate that the three-year segment information provided in Note 26 may not be indicative of current or future operations of the segments reported.

(c)  Narrative Description of Business

Holding Company:  Bancorp is a bank holding company. As of December 31, 2004, as described above, it had one bank subsidiary. Bancorp provides support services to its subsidiary bank, PCBNA. These services include executive management, legal, accounting and treasury, and investor relations.

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

PCBNA also offers products related to income tax returns filed electronically. The Company is one of three financial institutions, which together provide over 90% of these products on a national basis. The Company provides these products to taxpayers who file their returns electronically. For both products, the taxpayer instructs the Internal Revenue Service to remit his/her refund to the Company. In the case of a Refund Anticipation Loan (RAL), the Company will have lent the taxpayer some portion of the amount of his/her refund and will apply the refund when received from the IRS to repayment of the loan. In the case of a Refund Transfer (RT), the Company will forward the refund to the taxpayer once it has been received from the IRS. As a loan product, there is credit risk associated with a RAL. There is no credit risk associated with an RT. Because they are associated with income tax returns, there is a high degree of seasonality to the income from these programs. These programs are more fully described in the MD&A on pages 62 through 68.

Additional information about the products by the various business segments of PCBNA is provided in Note 26 of the Financial Statements in Item 8 of this form.

Customer concentration:  There are no customers individually accounting for 10% or more of consolidated revenues.

Competition:  For most of its banking products, the Company faces competition in its market area from branches of most of the major California money center banks, some of the statewide savings and loan associations, and other local community banks, savings and loans, and credit unions. For some of its products, the Company faces competition from other non-bank financial service companies, especially securities firms and asset or investment managers. Some of these competitors emphasize price and others technology. The Company strives to compete primarily on the basis of customer service.

Employees:  The Company currently employs the equivalent of 1,369 full time employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

(d)  Financial Information about Foreign and Domestic Operations and Export Sales

The Company does not have any foreign business operations or export sales of its own. However, it does provide financial services including wire transfers, foreign currency exchange, letters of credit, and loans to other businesses involved in foreign trade.

(e)   Available Information

The Company maintains an Internet website at http://www.pcbancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 2.	PROPERTIES

The Company maintains its executive offices in leased premises at 1021 Anacapa St., Santa Barbara, California. The Trust & Investment Services Division is also located in this building. The Company leases other premises in the Santa Barbara area for Information Technology, Operations Support and other administrative functions and other premises in Ventura County for its Delinquency Management Unit and for the relationship managers in that county. Of the 45 branch banking offices, all or a portion of 31 are leased. The 45 branch offices are located in the eight California counties mentioned above in Item 1(a). The Company owns the building used by its Residential Real Estate, Business Services, and International Banking units.

The Company has obtained the master lease on the shopping center where one of its branch offices is located. As explained in Note 12 to the Consolidated Financial Statements in Item 8 of this Annual Report, the portion of the lease related to the building is classified as a capital lease.

Premises are utilized based on needed space and the geography of the customer served. There is no necessary correspondence between use of the buildings and business segments. For example, in addition to employees providing deposit related services, portions of the branch offices frequently house Consumer and Commercial Banking segment employees involved in lending activities. Similarly, of the Residential Real Estate, Business Services, and International Banking units housed in the building mentioned above, the first is in the Consumer Banking segment and the second two are in the Commercial Banking segment. Rather than attempt an allocation of ownership of these assets, for segment reporting in Note 26, all buildings are recognized as assets of the “All Other” segment, but rental expenses are generally charged to the business segments when allocation is practicable.

The buildings are of various ages and consequently require varying levels of maintenance. All are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in several lawsuits filed by customers and others. The significant suits are described in Note 17 to the Consolidated Financial Statements in Item 8 of this report. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial condition or operating results.

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

(a)  Market Information

The Company’s common stock trades on The Nasdaq Stock Market under the symbol “PCBC”. The following table presents the high and low closing sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

	2004 Quarters				2003 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Range of stock prices:
High	$34.54	$30.18	$30.41	$30.19	$28.88	$27.00	$27.41	$23.14
Low	$29.34	$26.30	$25.87	$26.75	$22.71	$22.61	$22.21	$18.86

(b)  Holders

There were approximately 9,400 shareholders as of December 31, 2004. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 28% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

(c)  Dividends

The Company declares dividends four times a year. The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. The following table presents cash dividends declared per share for the last two years:

	2004 Quarters				2003 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Cash dividends declared	$0.18	$0.18	$0.17	$0.17	$0.16	$0.16	$0.15	$0.14

The above per share figures are adjusted for the 4 for 3 stock split that was distributed in June 2004. The pre-split amounts for the first two quarters of 2004 were $0.22 per share. Adjusted for the split, the quarterly figures were $0.165. These amounts have been rounded to $0.17 per share for presentation.

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary bank, PCBNA.

(d )  Securities Authorized for Issuance Under Equity Compensation Plans

The required table for this section of Item 5 is included in Note 18 to the Consolidated Financial Statements in Item 8 of this report and is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for 2004 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 explain reasons for the year-to-year changes. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements, which are included in this report.

(amounts in thousands except per share amounts)	2004	Increase (Decrease)	2003	2002	2001	2000
RESULTS OF OPERATIONS:
Interest income	$326,181	$53,992	$272,189	$266,746	$291,108	$289,964
Interest expense	69,211	15,278	53,933	62,799	97,226	110,526
Net interest income	256,970	38,714	218,256	203,947	193,882	179,438
Provision for credit losses	12,809	(5,477)	18,286	19,727	26,671	14,440
Other operating income	75,635	(4,646)	80,281	73,784	65,726	50,340
Non-interest expense:
Staff expense	94,697	10,795	83,902	74,420	69,788	67,204
Other operating expense	85,209	6,873	78,336	68,868	73,362	64,753
Income before income taxes	139,890	21,877	118,013	114,716	89,787	83,381
Provision for income taxes	51,946	9,604	42,342	39,865	33,676	31,925
Net Income	$87,944	$12,273	$75,671	$74,851	$56,111	$51,456
DILUTED PER SHARE DATA:
Average shares outstanding	45,911	(172)	46,083	46,653	47,359	47,305
Net Income	$1.92	$0.28	$1.64	$1.60	$1.18	$1.09
Cash dividends declared	$0.69	$0.09	$0.60	$0.53	$0.38	$0.47
Cash dividends paid	$0.69	$0.09	$0.60	$0.53	$0.50	$0.47
FINANCIAL CONDITION:
Total loans	$4,062,294	$881,415	$3,180,879	$3,019,820	$2,799,092	$2,517,104
Total assets	6,024,785	1,165,155	4,859,630	4,219,213	3,960,929	3,677,625
Total deposits	4,512,290	657,573	3,854,717	3,516,077	3,365,575	3,102,819
Long-term debt***	817,364	326,264	491,100	252,000	175,000	103,000
Total shareholders’ equity	459,682	60,634	399,048	371,075	325,876	296,261
OPERATING AND CAPITAL RATIOS:
Average total shareholders’
equity to average total assets	7.59%	-0.79%	8.38%	8.40%	8.33%	7.77%
Rate of return on average:
Total assets	1.54%	-0.09%	1.63%	1.80%	1.45%	1.40%
Total shareholders’ equity	20.30%	0.86%	19.44%	21.46%	17.46%	18.06%
Tier 1 leverage ratio	6.33%	-1.13%	7.46%	7.94%	7.70%	7.16%
Tier 1 risk-based capital ratio	8.18%	-1.88%	10.06%	9.77%	9.78%	9.21%
Total risk-based capital ratio	12.10%	-1.23%	13.33%	12.10%	12.23%	10.46%
Dividend payout ratio	35.9%	-0.6%	36.5%	32.7%	32.1%	40.6%

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

**The above results of operations and balances for 2000 have been restated to reflect the Company’s business combination with San Benito Bank in that year that was accounted for as a pooling of interest transaction.

***Includes obligations under capital lease.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Capital Bancorp

and Subsidiaries

INTRODUCTION

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “we” or “the Company” refers to this consolidated entity. You should read this discussion in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements. These statements and notes are presented on pages 79 through 135 of this Annual Report on Form 10-K. “Bancorp” will be used when referring to the parent company only. Terms with which you may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 68 through 73. These notes are designated by a letter. References to notes designated by a number refer to notes to the Consolidated Financial Statements that are found on pages 84 through 135 of this document. The impact of recent accounting pronouncements is disclosed in Note 1.

Subsidiaries

The Company has one subsidiary bank, Pacific Capital Bank, N.A. (“PCBNA”). This bank is the survivor of a merger of the Company’s two former banking subsidiaries, Santa Barbara Bank & Trust (“SBB&T”) and First National Bank of Central California (“FNB”). The Company merged the two banks on March 29, 2002 to obtain the efficiencies of a single primary bank regulator. Prior to the merger, SBB&T was regulated by the Federal Reserve Bank of San Francisco (“FRBSF”) and the California Department of Financial Institutions while FNB was regulated by the Office of the Comptroller of the Currency (“OCC”). PCBNA continues to use the SBB&T and FNB brands as well as two additional brands, South Valley National Bank (“SVNB”) and San Benito Bank (“SBB”). These had been independent banks that had merged with FNB before FNB and SBB&T merged. The brand Pacific Capital Bank is used for the three banking offices acquired from Pacific Crest Bank when the Company purchased its parent company Pacific Crest Capital Inc. (“PCCI”) in March 2005. PCB Services Corporation is a non-bank subsidiary of Bancorp which was primarily involved in mortgage brokering and the servicing of brokered loans. It ceased this business and became essentially inactive in 2001. The Company pays a small number of out-of-state employees through this company. The Company has a second inactive subsidiary, Pacific Capital Services Corporation. The Company has two subsidiaries that are special purpose entities which are used in the securitizations mentioned in Note 10. One of these, SBB&T Automobile Loan Securitization Corporation, is now inactive, as the securitization it was used for has been closed. The three subsidiaries used for the trust preferred securities described in Note 13 are not consolidated with the Company and the rest of its subsidiaries. The reason they are not consolidated is explained in the “Consolidation of Variable Interest Entities” section of Note 1.

Forward-Looking Statements

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2005. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

•	increased competitive pressure among financial services companies;
•	changes in the interest rate environment reducing interest margins or increasing interest rate risk;
•	deterioration in general economic conditions, internationally, nationally or in the State of California;

•	the occurrence of events such as the terrorist acts of September 11, 2001;
•	economic or other disruptions caused by military actions in Iraq or other areas;
•	the availability of sources of liquidity at a reasonable cost;
•	difficulties in opening additional branches, integrating acquisitions, or introducing new products and services;
•	reduced demand for, or earnings derived from, the Company’s income tax refund loan and refund transfer programs; and
•	legislative or regulatory changes adversely affecting the businesses in which the Company engages.

This discussion also provides information on the strategies adopted by the Company to address these risks, and the results of these strategies.

Pooling-of-Interest Restatements

We accounted for the merger of SBB with the Company using the “pooling-of-interests” method of accounting. As a result, we restated all amounts in this discussion and in the Consolidated Financial Statements to reflect the results of operations as if this merger had occurred prior to the earliest period presented. In contrast, the acquisition of PCCI was accounted for as a purchase transaction, and its results of operations are included with those of the Company only from the date of acquisition, which was March 5, 2004.

GAAP AND NON-GAAP MEASURES

In various sections of this discussion and analysis, we have called attention to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. These programs account for approximately 30% of the Company’s pretax income. We have discussed the results of operations and actions taken by the Company to manage these programs in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 26, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States (“GAAP”).

Because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs. We do this so that we may compare the results of the Company’s traditional banking operations with the results of other financial institutions. For the last several years, we have conducted conference calls with analysts and investors in connection with our quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing certain balances and the usual performance ratios for the Company exclusive of the RAL and RT programs. We believe analysts and investors request this information for the same reason that Management uses it internally, namely, to provide more comparability with virtually all of the rest of the Company’s peers that do not operate such programs. For example, Management compares the Company’s net interest margin without RAL interest income or expense to the net interest margin of other banks to determine the efficiency with which it prices loans and deposits. Consequently, we have provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in our press releases and in our periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively. All such amounts and ratios that exclude the balances and results of the RAL and RT programs are clearly labeled as “without” or “excluding RAL/RT.”

While we provide these amounts and ratios both with and without the balances and results of the RAL and RT programs, we would stress that both shareholders and potential investors should pay attention primarily to the GAAP results that include the operating results of the RAL and RT programs.

In the section of this discussion that explains the RAL and RT programs, “Tax Refund Anticipation Loan and Refund Transfer Programs” that begins on page 62, we include several tables that reconcile all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The reconciliations for amounts and ratios related to credit quality are included in Table 9B on page 45. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment.

In addition to the non-GAAP measures computed related to the Company’s balances and results exclusive of its RAL and RT programs, we have included other financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of the business and its performance. In particular, net interest income, net interest margin and operating efficiency are calculated on a fully tax-equivalent basis (“FTE”).

The use of FTE measurement is a common practice in banking and Management finds that calculating these measures on an FTE basis provides a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. The efficiency ratio also uses net interest income on an FTE basis. The calculation of net interest income on this basis is explained in Note B. Table 2 contains a reconciliation of the amounts and ratios with and without the FTE adjustment. Net interest income as reported on the Company’s Consolidated Income Statement in Item 8 of this Annual Report on Form 10-K is not reported on an FTE basis.

OVERVIEW OF EARNINGS PERFORMANCE

In 2004, the Company earned net income of $87.9 million, or $1.92 per diluted share. This represents a 16% increase over the $75.7 million net income or $1.64 per diluted share reported for 2003.

The significant factors impacting net income for 2004 compared to 2003 were:

•	the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board (“FRB”) raised its target Federal funds rate five times during 2004;
•	we saw an increase of approximately 10% in transaction volumes in our income tax refund loan and transfer programs; interest income on the loans and fees on the transfers increased accordingly;
•	the purchase of PCCI added new loans and deposits to increase net interest income;
•	loan balances increased approximately $462 million exclusive of the loans purchased with PCCI;
•	we introduced a “no-fee” checking product in late 2003 that continued to grow in 2004, providing relatively low cost funds;
•	we received significant payments on loans that had been charged-off in prior years permitting a very low provision expense for credit losses;
•	we had losses of $2.0 million in 2004 in the securities portfolio compared to gains of $2.0 million in 2003 as we sold low-yielding securities in 2004 at a loss to reposition the proceeds in higher yielding securities; and
•	noninterest expenses increased primarily due to the new staff added from the PCCI purchase and consulting expense for implementing the Sarbanes-Oxley Act.

Each of these items will be addressed in more detail in various sections of this discussion.

2003 earnings had increased just slightly over 2002 earnings. The major differences between 2003 and 2002 were as follows:

•	growth in the loan and securities portfolios were able to generate an increase in interest income, while the lowering by the FOMC of its target rate in late 2002 and again in 2003 allowed lower interest expense on its deposit and other liabilities;
•	the Company’s provision for credit loss for loans other than RALs was lower by almost $8 million;
•	noninterest revenues decreased by approximately $8 million including an increase of $1.3 million in gains on securities sales while operating expense increased by $19.0 million;

•	the Company did not have the advantage of certain beneficial income tax adjustments that were recorded in 2002.

From a longer range perspective, for the five years of 2000 through 2004, the Company’s net income increased at a compound average annual rate of 13.6%. Among the reasons for this favorable trend of increase in net income have been:

•	the integration of eight new branch offices through acquisitions (Note A);
•	growth in the tax refund anticipation loan (“RAL”) and refund transfer (“RT”) programs;
•	strong loan demand—compound annual growth of 12% exclusive of acquisitions;
•	continued growth in service charges and fee income; and
•	cost savings related to its mergers.

Measures and ratios of profitability, specifically return on assets, return on equity, the operating efficiency ratio and net interest margin with and without the RAL and RT program, may be found in Table 16G.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements which this discussion accompanies.

The Use of Estimates

The preparation of Consolidated Financial Statements in accordance with GAAP requires Management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

The principal areas in which estimates are used are as follows:

Collectibility of Loans and the Allowance for Credit Losses:  With respect to delinquent loans, we are required to estimate whether the principal and interest due on the loans will be collected. If a loan is deemed uncollectible, it must be charged-off. If we estimate that a loan will be collected but it is later determined that it will not be collected, then the Company’s loan assets will have been overstated because only collectible amounts are to be reported. If we estimate that a loan is not collectible and therefore charge it off, but subsequently payments are received, then the loan balances were understated and provision expense was overstated.

With respect to loans that are not deemed to be wholly uncollectible, an estimate of the amount of the probable losses incurred in the Company’s loan portfolio must still be made. This estimate is used to determine the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Allowance for Credit Losses” and in Note 1. If the actual losses incurred in future periods materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will have been understated and the Company will have to record additional provision expense as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

Events or circumstances that can cause this estimate of losses to be substantially different than eventually occur are primarily a lack of sufficient information about borrowers’ financial condition or as such financial condition may change over time. This occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

As discussed in the section below titled “Credit Losses,” the Company experienced such a change in estimate in 2004. In earlier years, we had estimated that certain loans were uncollectible and that we would be paid less than the outstanding amount for certain other loans. Consequently we had charged-off the first group of loans and allocated allowance for credit loss to the second group equal to our estimate of what we would not be paid. In 2004, a significant amount of payments were received on some of these loans. These collections or recoveries were added back to the allowance for credit loss. This resulted in a lower provision expense than would have otherwise been the case because this added allowance was then available to cover estimated losses on other loans. In essence, a portion of the allowance was provided by the recoveries rather than by provision expense.

Realizing the benefit of Deferred Tax Assets:  The Company’s deferred tax assets are explained in the section below titled “Income Tax” and in Note 15. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

Actuarial estimates used in Retiree Health Plan:  The Company uses certain estimates regarding its employees to determine its liability for Post Retirement Health Benefits. These estimates include life expectancy, length of time before retirement, long-term rate of return on assets, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits.

Prepayment and other estimates used in securitization:  The Company used certain estimates in determining the residual value of the securitization of indirect auto loans described in Note 10. The assumptions and estimates used for the discount, prepayment, and default rates are shown in that note. As explained in Note 10, the securitization ended in 2004. Had the estimates for prepayment and default rates been too low by a material amount, the Company would have had to write down through earnings the residual value and a loss would have to be recognized. Had the estimates for the prepayment and default rates been too high by a material amount, the Company would have had to write up the residual value and a gain would be recognized. As it happened, the estimates were very close and no significant adjustment was required.

Prepayment assumptions used in determining the amortization of premium and discount for securities:  Mortgage-backed or asset-backed securities make up 66% of the Company’s investment securities. These securities are subject to the prepayment of principal of the underlying loans as described in Note 10. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. This is because holders of securities are required to recognize an amortization amount each period that would result in the same effective interest rate for the security if prepayments in fact occur as estimated. If prepayments in a future period are higher than estimated, then the Company must amortize a larger amount of premium in that future period. In that way, the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security. The result then of an over or under estimate is to introduce volatility to interest income.

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

Assumptions regarding mortgage and other servicing rights:  For the Company, mortgage and other servicing rights (“MSRs”) arise only from the sale of loans as described below on page 41. However, there is a secondary market for MSRs wherein a financial institution may purchase the right to service loans for and receive a fee from the holder of the loans. The market value for such servicing is based on the coupon rates, maturity, and prepayment rates experienced for the loans being serviced. The value of the servicing rights recorded by the Company at the time of the sale is based on Management’s best estimate of the market value of servicing rights for similar pools of loans in the secondary market. If the Company overestimates the value of the MSRs, it will recognize too large a gain at the time of sale and will hold an asset against which a charge will later have to be taken. If the Company underestimates the value of the MSRs, it will have recognized too small a gain and will later recognize income from the servicing that should have been recognized in the period in which the loans were sold.

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

Goodwill and other intangible assets:  As discussed in Note 9, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

Other real estate owned and impaired loans:  The fair value of other real estate owned or collateral supporting impaired loans is generally determined from appraisals obtained from independent appraisers. The Company also must estimate the costs to dispose of the property. This is generally done based on experience with similar properties. When determining the valuation allowance for impaired loans, the Company may use the discounted cash flow method which may include estimates of borrower revenue, expenses, capital expenditures and disposals of capital assets, along with estimates of future economic conditions including forecasts of interest rates and other economic factors that management believes would impact estimated future customer cash flows.

Estimates relating to Self-Insurance for Workers’ Compensation:  The Company self-insures for a portion of its workers’ compensation exposure. Because not all injuries are immediately reported to the Company, it must accrue an estimate of the claims loss for injuries that have occurred but not been reported and for the estimated eventual cost of reported claims. The estimate is based on actuarial data provided by the insurance company that covers the Company for large claims above the Company’s self-insured amount. If Management underestimates the cost of claims, they will need to recognize an expense for these claims in subsequent periods. If the estimate is too large, the Company will report a reduction in expense in subsequent years for the excess.

Alternative Methods of Accounting

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting. The few areas where choices are available are as follows:

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

Stock options:  When the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the binomial model for pricing options. This model—as well as other statistical models—assumes that the options are freely tradable. In fact, employees may not transfer the options. For the year 2004, had the Company elected the second method of accounting for its stock options, the impact would be to lower net income by $2.25 million and earnings per share by approximately 2.6%.

EXTERNAL FACTORS IMPACTING THE COMPANY

The major external factors impacting the Company include economic conditions, regulatory considerations, and trends in the banking and financial services industries.

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been a slow growth in the economy during 2002 and 2003 and the actions of the FOMC to increase the pace of that growth followed by faster growth in 2004 accompanied by FOMC increases in short-term interest rates to limit potential inflationary impacts from that growth. The FOMC had lowered its target short-term rate once in 2002 by 0.50% and in 2003 by 0.25% to its lowest rate in 45 years. These changes, especially after the extreme rate of decline in 2001 when the Fed lowered rates by 4.25%, impacted the Company as market rates for loans, investments and deposits responded to the Fed’s actions. These impacts are discussed in detail in the sections below titled “The Impact of Changes in Asset and Liability Balances to Net Interest Income and Net Interest Margin” and “Interest Rate Risk.” In 2004, the FOMC raised short-term interest rates by 1.25%. These increases did not have a significant impact on the Company in 2004 for reasons discussed in those same sections.

Selected customers in the hospitality and tourist industries continued to be impacted in 2002 and 2003 by the consequences of the events of September 11, 2001. Agriculture faced price pressures during 2002, but there was price firming in the row crops segment during 2003 and 2004. The wine industry remains unsettled with inventory high and new vines coming into production. The high tech segment continued to show uncertain and varying results. Housing markets have showed some slowdown in sales and refinancings in 2004, but generally prices continue to increase with the high-end residential properties showing some volatility. During 2003, loan demand for commercial real estate markets slowed compared to 2002, but picked up again in 2004. Vacancy rates in the Company’s core market areas remained in the 5%-6% percent range. Loan demand from small businesses continued to grow at a moderate rate, except for leasing, for which outstanding balances grew 55% in 2004. Consumer loan demand aside from residential real estate also picked up in 2004.

Regulatory Considerations

Bank Regulation:  Changes in regulations and/or the regulatory environment impact the Company. The OCC is the primary regulator for PCBNA because it is a nationally chartered bank. The FRBSF is the regulator for the Bancorp because it is a bank holding company.

Regulation impacts the Company in several ways:

•	the FRB may change the amount of cash that Banks must hold with it to manage the money supply;
•	the OCC may impose restrictions on the type and features of products or services offered to customers;
•	it is necessary to obtain approval for business combinations from regulatory agencies;
•	the regulatory agencies conduct periodic examinations;
•	there are legal and regulatory restrictions on the amount of dividends that its subsidiary bank can pay to its parent;
•	the Company must ensure it is in compliance with fair lending, anti-money laundering, bank secrecy, and community reinvestment legislation; and
•	regulation sets minimum capital requirements.

The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with the other requirements are discussed below in the section titled “Regulation.”

Non-banking regulation:  As a public company, the Company is also subject to many laws and regulations related to securities issuance. Especially important in 2003 and 2004 is the Sarbanes-Oxley Act of 2002. Passed in response to corporate accounting and reporting failures, the act requires all large public companies as of December 31, 2004 to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing. The act further requires companies’ independent registered public accounting firm to evaluate this assertion.

The required certification is included in this Annual Report on Form 10-K on page 144 and the conclusion of the Company’s independent registered public accounting firm regarding this assertion is included in its opinion on page 76.

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980’s, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry, companies as diverse as AT&T, General Motors and various software developers. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Competition from companies that are not banks is also developing for payments processing. Often this activity is associated with Internet auction sites and other e-commerce. Community banks, including the Company, attempt to offset these trends by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company’s primary competitors are different for each specific product and market area. While this offers special challenges for the Company in marketing of products, it offers protection from one competitor dominating the Company in its market areas.

For deposit products, the primary competition is from other local independent banks and the local branches of larger national and regional banks. For consumer loans, the primary competition is from larger banks that because of their investments in automation can offer very fast decisions and low prices. For commercial loans, the primary competition is again from both local banks and regional/national banks based on local contacts for the former and price for the latter. For residential real estate, competition comes from both larger banks with their automation and from independent loan brokers that capitalize on relationships with realtors and title insurance firms. For fiduciary services, competition comes from local offices of larger financial institutions that capitalize on brand familiarity and from small independent money managers that suggest banks are too conservative in their money management style.

RISK MANAGEMENT

We see the process of addressing the potential impacts of the external factors listed above as part of our management of risk. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk which need to be defined and managed if we choose to offer them to our customers. Also, the risks associated with existing products must be reassessed periodically. The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The Company’s Chief Risk Officer and the other members of its Senior Leadership Council under the direction and oversight of the Board of Directors lead the risk management process.

Some of the risks faced by the Company are those faced by most enterprises—reputational risk, operational risk, and legal risk. The special risks related to the financial products offered by the Company are credit risk and interest rate risk. Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract. Credit risk is discussed in the sections related to loans and the allowance for credit loss. Interest rate risk relates to the adverse impacts of changes in interest rates on financial instruments. The types of interest rate risk will be explained in the next two sections. The effective management of these and the other risks mentioned above is the backbone of the Company’s business strategy.

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

We monitor asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. We respond to all of these to protect and increase income while managing risks within acceptable levels as set by the Company’s policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways described below. The Management staff responsible for asset/liability management operates under the oversight of the Asset/Liability Committee and provides regular reports to the Board of Directors. Board approval is obtained for major actions or the occasional exception to policy.

Changes in Net Interest Income and Net Interest Margin

Net interest income is the difference or spread between the interest and fees earned on loans and investments (the Company’s earning assets) and the interest expense paid on deposits and other liabilities. Net interest income or the amount by which interest income will exceed interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

The Company’s earning assets generally exceed its interest-bearing liabilities by 25%—33%. This occurs as the Company is able to fund a significant proportion of its earning assets with noninterest demand accounts.

The comparison of rates earned and rates paid is usually done with an analysis of the Company’s net interest margin. Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. The net interest income is expressed using a tax equivalent adjustment (Note B) to reflect the fact that the interest income on some municipal securities and loans is exempt from Federal income tax.

Table 1 compares the changes in tax equivalent net interest income and tax-equivalent net interest margin from 2002 to 2003 and from 2003 to 2004.

TABLE 1—Changes in Tax Equivalent Net Interest Income and Net Interest Margin

(dollars in thousands)	Tax-equivalent net interest income	Average earning assets	Average interest- bearing liabilities	Tax-equivalent net interest margin
2002	$210,601	$3,848,710	$2,944,344	5.47%
$ change	$14,234	$478,186	$323,308	-0.27%
% change	6.8%	12.4%	11.0%	-4.94%
2003	$224,835	$4,326,896	$3,267,652	5.20%
$ change	$38,482	$973,018	$921,116	-0.23%
% change	17.1%	22.5%	28.2%	-4.42%
2004	$263,317	$5,299,914	$4,188,768	4.97%

Tax equivalent net interest income increased each year, 6.8% from 2002 to 2003 and 17.1% from 2003 to 2004 as would be expected given the growth in earning assets—12.4% from 2002 to 2003 and 22.5% from 2003 to 2004. However, the Company’s net interest margin decreased from 5.47% in 2002 to 5.20% in 2003, and decreased to 4.97% for 2004. This would suggest that either the average rate earned on the assets declined or that the average rate paid on the liabilities increased, because net interest income did not increase as much as earning assets.

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

Table 3, “Volume and Rate Variance Analysis of Net Interest Income,” analyzes the changes in net interest income from 2002 to 2003 and from 2003 to 2004 that are reported in Table 2. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains how much of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table 2 shows that interest income from taxable securities increased by $15.7 million from $34.5 million for 2003 to $50.2 million for 2004 while the average balance increased from $913 million to $1.2 billion and the average rate earned increased from 3.78% to 4.02%. Table 3 shows that the $15.7 million increase in interest income was actually the sum of a $13.4 million increase in interest income from the larger balance of securities held in 2004 compared to 2003 and an increase of $2.3 million due to an increase in the average rate received.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin. For example, to the extent that funds invested in securities can be repositioned into loans, earnings increase because of the higher rates paid on loans. However, changing the asset mix in this way comes at the price of additional risks that must be successfully managed. Additional credit risk is incurred with loans compared to the very low risk of loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. Also, because loans cannot be sold as easily as securities, the Company incurs more liquidity risk. Another example relates to the liability side of the balance sheet. In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more. The lower cost transaction accounts, however, are demand accounts. While they generally are the result of stable relationships, these funds may be withdrawn by depositors at any time, whereas higher costs forms of borrowing have set maturities around which the Company can plan.

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities—2002 to 2003

The FOMC’s decrease in late 2002 of its target rate by 50 basis points and a further 25 basis point decrease in June 2003 limited the Company’s ability to increase net interest income despite the growth in assets. As shown in Table 2, tax equivalent interest income increased by $5.3 million from 2002 to 2003. However, interest income for RALs was $12.1 million in 2003 more than in 2002. This means that interest income from other loans, securities, and money market investments decreased by $6.8 million year-to-year. Interest expense also decreased from 2002 to 2003, but only by $8.9 million, and exclusive of the lower interest expense related to borrowings incurred to fund RALs, interest expense declined $8.1 million. This greater decline in interest expense than interest income resulted in an increase in net interest income exclusive of RALs of $1.3 million.

Average earning assets increased by approximately $478 million. Average loans outstanding during 2003 increased $209 million over the average during 2002 and average securities increased $261 million. Among the loan categories, it was primarily residential real estate and commercial loans that increased, the former by $43.5 million in average balances and the latter by $158 million. The relatively large increase in securities was the result of the leveraging plan executed by the Company during 2003. The purchase of these securities and the funding used in the plan are discussed in the securities section of this discussion starting on page 32.

Average interest-bearing liabilities increased by $323 million—$212 million in deposits and $111 million in long-term debt and other borrowings. As mentioned above, deposits generally are less expensive than borrowings and the Company is always promoting deposit relationships. Borrowings are used to supplement deposit growth and, as described below in the section titled “Interest Rate Risk,” to help manage interest rate risk.

The net interest margin decreased from 5.47% in 2002 to 5.20% in 2003. The reduction in interest rates at the end of 2002 and in 2003 impacted new products sold and the renewal/replacement of those loans, securities, deposits, and borrowings that matured during 2003 by lowering interest received and interest paid. The leverage plan added net interest income, as well as assets and liabilities in this low interest rate environment. Together these events—(1) lower interest income from the decrease in rates offset by more net interest income from the additional securities purchased and (2) the lower rates paid on deposits and borrowings—increased the numerator of the net interest margin fraction, net interest income (exclusive of RAL interest income and expense), by $1.3 million or 0.7%. The denominator of the fraction, average earning assets, increased by 12.4%. The result was a lower net interest margin.

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities—2003 to 2004

As noted above, the Company’s tax equivalent net interest income increased from 2003 to 2004, but the net interest margin declined. The net interest margin also decreased from 5.20% in 2003 to 4.97% in 2004 while net interest income increased. The FOMC raised short-term interest rates by 1.25% during 2004. However, this all occurred in the second half of the year, meaning that the factors that contributed to a lower net interest margin in 2003 than in 2002 continued during the first half of 2004.

Of these factors, two were primary. The first was inability to decrease the average rate paid on interest-bearing liabilities proportionately to the decreases in the average rate on earning assets because deposit rates had already been decreased as low as possible in 2003. This caused a reduction of net interest income without a reduction of earning assets. In other words, a decrease in the numerator of the net interest margin computation with no corresponding decrease in the denominator.

The second factor brought forward from 2003 was the leveraging strategy already mentioned. In essence this involves adding earning assets at a relatively low yield or spread to generate net interest income. However, because of the low yield, it increases net interest income less than it increases earning assets, thus lowering the net interest margin. The strategy, initiated in 2003, had a full year’s impact on 2004.

In addition to these two factors, a third factor in 2004 causing the decrease in net interest margin was the acquisition of PCCI. The business model chosen by PCCI was very profitable, but had a lower net interest margin than the Company’s. PCCI elected to take less credit risk than the Company and therefore had less provision for loan loss at the cost of lower loan yields. On the liability side, it funded its activities not through retail deposit products, but through a mixture of certificates of deposit and borrowings that paid a higher average rate than the Company paid on its funding. These two choices—accepting lower interest income for lower provision expense and trading higher cost funding for lower operational costs of nonretail deposits—simply moved its profitability out of net interest income. Consequently, the addition to the Company’s balance sheet of these lower yielding assets and higher cost liabilities resulted in an increase to net interest income, but a lowering of the net interest margin in 2004 compared to 2003.

[THIS PAGE INTENTIONALLY LEFT BLANK]

TABLE 2—Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates (Notes B and D)

	Twelve months ended December 31, 2004
(dollars in thousands)	Balance	Income	Rate
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%
Federal funds sold	63,802	748	1.17%

Total money market instruments	63,802	748	1.17%

Securities:
Taxable	1,247,026	50,191	4.02%
Non-taxable	184,217	16,214	8.80%

Total securities	1,431,243	66,405	4.64%

Loans:
Commercial (including leasing)	930,554	59,950	6.44%
Real estate-multi family & nonresidential	1,454,539	90,170	6.20%
Real estate-residential 1-4 family	847,954	47,009	5.54%
Consumer	565,142	68,165	12.06%
Other	6,680	81	1.21%

Total loans	3,804,869	265,375	6.97%

Total earning assets	5,299,914	332,528	6.27%

FAS 115 Market Value Adjustment	18,049
Non-earning assets	390,008

Total assets	$5,707,971

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,900,627	$12,429	0.65%
Time certificates of deposit	1,447,208	29,713	2.05%

Total interest-bearing deposits	3,347,835	42,142	1.26%

Borrowed funds:
Repos and Federal funds purchased	120,417	1,589	1.32%
Other borrowings	720,516	25,480	3.54%

Total borrowed funds	840,933	27,069	3.22%

Total interest-bearing liabilities	4,188,768	69,211	1.65%

Noninterest-bearing demand deposits	1,046,870
Other liabilities	39,065
Shareholders’ equity	433,268

Total liabilities and shareholders’ equity	$5,707,971

Interest income/earning assets			6.27%
Interest expense/earning assets			1.30%

Tax equivalent net interest income/margin		263,317	4.97%
Provision for credit losses charged to operations/earning assets		12,809	0.24%

Net interest margin after provision for credit losses on tax equivalent basis		250,508	4.73%
Less: tax equivalent income included in interest income from non-taxable securities and loans		6,347	0.12%

Net interest income after provision for credit loss		$244,161	4.61%

Loans other than RALs	$3,702,100	$228,702	6.18%
Consumer loans other than RALs	$462,373	$31,492	6.81%

Twelve months ended December 31, 2003			Twelve months ended December 31, 2002
Balance	Income	Rate	Balance	Income	Rate

$1,109	$13	1.17%	$2,081	$50	2.40%
86,365	1,050	1.22%	77,568	1,346	1.74%

87,474	1,063	1.22%	79,649	1,396	1.75%

912,624	34,476	3.78%	658,765	32,643	4.96%
175,470	16,152	9.20%	168,214	15,592	9.27%

1,088,094	50,628	4.65%	826,979	48,235	5.83%

796,044	48,779	6.13%	634,419	50,231	7.92%
1,094,569	71,819	6.56%	1,200,157	79,995	6.67%
735,055	44,643	6.07%	691,475	46,996	6.80%
523,033	61,749	11.81%	410,595	46,371	11.29%
2,627	87	3.31%	5,436	176	3.24%

3,151,328	227,077	7.21%	2,942,082	223,769	7.61%

4,326,896	278,768	6.44%	3,848,710	273,400	7.10%

23,175			15,040
295,583			287,938

$4,645,654			$4,151,688

$1,591,043	$10,299	0.65%	$1,392,013	$11,831	0.85%
1,240,315	25,862	2.09%	1,227,682	35,073	2.86%

2,831,358	36,161	1.28%	2,619,695	46,904	1.79%

66,999	743	1.11%	78,768	1,184	1.50%
369,295	17,029	4.61%	245,881	14,711	5.98%

436,294	17,772	4.07%	324,649	15,895	4.90%

3,267,652	53,933	1.65%	2,944,344	62,799	2.13%

909,915			810,008
78,818			48,552
389,269			348,784

$4,645,654			$4,151,688

		6.44%			7.10%
		1.24%			1.63%

	224,835	5.20%		210,601	5.47%
	18,286	0.43%		19,727	0.51%

	206,549	4.77%		190,874	4.96%
	6,579	0.15%		6,654	0.17%

	$199,970	4.62%		$184,220	4.79%

$3,029,669	$195,093	6.44%	$2,874,091	$203,923	7.10%
$401,374	$29,765	7.42%	$344,768	$26,525	7.69%

TABLE 3—Volume and Rate Variance Analysis of Net Interest Income

(Taxable equivalent basis—Notes B and E)

(in thousands)	2004 over 2003			2003 over 2002
	Rate	Volume	Total	Rate	Volume	Total
Increase (decrease) in:
Assets:
Money market instruments:
Commercial paper	$(7)	$(6)	$(13)	$(19)	$(18)	$(37)
Federal funds sold	(42)	(260)	(302)	(271)	(25)	(296)

Total money market investment	(49)	(266)	(315)	(290)	(43)	(333)

Securities:
Taxable	2,323	13,392	15,715	(1,723)	3,556	1,833
Non-taxable	(159)	221	62	33	527	560

Total securities	2,164	13,613	15,777	(1,690)	4,083	2,393

Loans:
Commercial (including leasing)	2,572	8,599	11,171	(3,716)	2,263	(1,453)
Real estate—multi family & nonresidential	926	17,425	18,351	(1,292)	(6,884)	(8,176)
Real estate—residential 1-4 family	(391)	2,757	2,366	(2,424)	71	(2,353)
Consumer loans	1,337	5,079	6,416	2,213	13,165	15,378
Other loans	(22)	16	(6)	(51)	(37)	(88)

Total loans	4,422	33,876	38,298	(5,270)	8,578	3,308

Total earning assets	6,537	47,223	53,760	(7,250)	12,618	5,368

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	—	2,130	2,130	(1,484)	(48)	(1,532)
Time certificates of deposit	173	3,678	3,851	(9,048)	(163)	(9,211)

Total interest-bearing deposits	173	5,808	5,981	(10,532)	(211)	(10,743)

Borrowed funds:
Repos and Federal funds purchased	161	685	846	(281)	(160)	(441)
Other borrowings	61	8,390	8,451	(439)	2,757	2,318

Total borrowed funds	222	9,075	9,297	(720)	2,597	1,877

Total interest-bearing liabilities	395	14,883	15,278	(11,252)	2,386	(8,866)

Tax equivalent net interest income	$6,142	$32,340	$38,482	$4,002	$10,232	$14,234

INTEREST RATE RISK

To understand the results of operations for the Company, it is not enough to simply follow the impact of changes in interest rates. With such a large proportion of the Company’s income derived from net interest income, it is important to understand that the Company addresses risks that are related to changes in interest rates by changing balances and the relative proportion of assets and liabilities. All of this discussion about interest rate risk pertains to financial instruments that are purchased or issued for other than trading purposes, because the Company does not originate or purchase financial instruments for trading purposes.

Market Risk Relating to Fixed-Rate Instruments

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security were then to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases, because it is paying a higher coupon rate than newly issued securities.

The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank (“FHLB”), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor or creditor because they continue to pay interest at a rate now higher than is current in financial markets. Conversely, they become more costly to the Company. As rates rise, these liabilities become more valuable to the Company, because the Company is then paying less than the current market rate. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company’s fixed-rate assets are due to rising interest rates and for the Company’s fixed-rate liabilities they are due to falling rates.

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

Note 25 discloses the carrying amounts and fair values of the Company’s financial assets and liabilities as of the end of 2004 and 2003. There is a relatively small difference between the carrying amount of the assets and their fair value due to credit quality issues. The primary difference between the carrying amount and the fair value of the Company’s financial assets is essentially a measure of how much changes in interest rates have made the assets more or less valuable to the Company at December 31, 2004 and 2003 than when acquired. The excess of the carrying amounts of the financial assets over their fair values at the end of 2004 was $39.1 million compared with an excess of fair value over carrying amount $54.5 million at the end of 2003.

Loans are the only category of assets disclosed in the table that having carrying amounts different than their fair value. The change in the relationship between the carrying amount and the fair value for loans from December 31, 2003 to December 31, 2004 was due to increases in interest rates. As interest rates rise fixed-rate loans decline in value just as do securities because they are no longer earning the market rate of interest.

Theoretically, variable-rate assets do not have this market risk associated with them because their coupon rate—the stated rate of the loan or security—varies or reprices with changes in market rates. However, few loans or securities are completely variable. That is, almost all have some kind of a delay before they reprice or a limitation on the extent or frequency with which they reprice. For example, a number of the Company’s loans are originated at one rate which is fixed for a specified period of time, and then they convert to variable instruments. Even after their conversion date, they will usually reprice to the then current market prices only monthly, quarterly, annually, or less frequently.

Because the amount of the Company’s fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. That is, the fair value the Company’s fixed-rate liabilities are generally not as sensitive to changes in interest rates as are the assets. The difference between the carrying amount and the fair value in the table in Note 25 shows the impact of changing rates on the Company’s liabilities that have fixed-rates. They are worth $14.4 million less to customers or lenders to the Company at December 31, 2004, than they were when issued, because on a weighted average basis, they are paying rates that are lower than current market rates. At December 31, 2003, the fair value had exceed the carrying amount by $18.0 million because some of the liabilities had been issued in prior years when rates were higher. Many of those deposits or borrowings matured during 2004 and the increase in interest rates has meant that deposits or borrowings issued when rates were lower are now paying less interest than the current market rates and are therefore worth less to the depositor or lender.

While many of the deposits may be repriced at any time at the Company’s option, it does not typically hold term liabilities that may reprice prior to maturity. Two of the issues of subordinated debt described in Note 13 are exceptions in that they reprice after five years.

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

The Company has a portion of its commercial loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the FOMC as happened in 2002 and 2003, these loans will be re-priced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

If the assets of a holder of financial instruments mature or reprice sooner than its liabilities, then the assets will respond more quickly than liabilities to changes in interest rates. In this case, the holder is said to be asset sensitive. If liabilities respond sooner to changes in rates than assets, it is said to be liability sensitive. If the amounts of assets and liabilities maturing or repricing in the short-term are approximately the same, it is said to be neutral.

In general, community banks or regional banks tend to be asset sensitive because they primarily depend on retail or commercial deposits for their funding. These deposits are generally administered rate deposits, i.e. they may be changed at the Company’s option in response to changes in market rates, competitive pressures, and need for funding. Administered rate deposit accounts like negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and savings, are the accounts that do not have a contractually set rate for their term as do certificates of deposit. Money center banks tend to have a higher proportion of other borrowings—wholesale funding—in their funding mix. Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships. These sources of funding tend to be short-term and priced by reference to indices outside of the control of the Company. Deposits provide the advantage of a lower cost of funding compared to using wholesale funding, but their interest rates are less sensitive to changes in market rates. Customer expectations do not permit banks to decrease their deposit rates as frequently as market rates may decline and, because they bear generally lower rates than other borrowings, when the interest rate environment is already low, they can’t be reduced as much as wholesale rates will move. However, when interest rates are rising, they generally do not rise as quickly as the indices to which borrowing prices are referenced.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company may try to adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. However, there are practical limitations on the extent to which the Company can encourage customers to select terms desired by the Company to attain a better matching. Generally, the Company purchases securities or incurs other borrowings with the appropriate maturity to manage a mismatch rather than trying to force customers into selecting different maturities by pricing, because such special pricing may raise customers’ expectations causing them disappointment when the mismatch is no longer present and the Company has no need to offer the special pricing.

The following table shows the Company’s assets and liabilities sorted into reprice/maturity ranges. While the Company does not manage its interest rate risk by means of this gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown is referred to as a “gap” analysis—the following table is provided for the reader. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for December 31, 2004. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of December 31, 2004, the Company had a slight excess of assets repricing or maturing overnight. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is a byproduct of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the larger conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. The period gaps, cumulative gaps, and cumulative gaps relative to assets are also shown as of December 31, 2003. There were no appreciable changes in this condition from December 31, 2003 to December 30, 2004.

TABLE 4—Repricing Opportunities by Major Category of Assets and Liabilities

(dollars in thousands)	Immedi- ate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of December 31, 2004
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$133,116	$133,116
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	13,752	190,569	166,019	461,159	240,751	627,663	1,699,913	(175,039)	1,524,874
Loans		2,067,467	400,872	975,241	417,266	165,539	4,026,385	35,909	4,062,294
Allowance for loan and
and lease losses	—	—	—	—	—	—	—	(53,977)	(53,977)
Other assets	—	—	—	—	—	—	—	358,478	358,478

Total assets	$13,752	$2,258,036	$566,891	$1,436,400	$658,017	$793,202	$5,726,298	$298,487	$6,024,785

Liabilities and Equity:
Deposits	$—	$3,796,283	$335,949	$280,375	$98,269	$1,414	$4,512,290	$—	$4,512,290
Borrowings	—	304,334	159,431	326,148	144,250	77,130	1,011,293	—	1,011,293
Other liabilities	—	—	—	—	—	—	—	41,520	41,520
Shareholders’ equity	—	—	—	—	—	—	—	459,682	459,682

Total liabilities and equity	$—	$4,100,617	$495,380	$606,523	$242,519	$78,544	$5,523,583	$501,202	$6,024,785

Gap	$13,752	$(1,842,581)	$71,511	$829,877	$415,498	$714,658	$202,715	$(202,715)	$—
Cumulative gap	$13,752	$(1,828,829)	$(1,757,318)	$(927,441)	$(511,943)	$202,715	$202,715	$—	$—

Cumulative gap/total assets	0.23%	-30.36%	-29.17%	-15.39%	-8.50%	3.36%	3.36%	0.00%	0.00%
As of December 31, 2003
Gap	$22,447	$(1,592,109)	$192,214	$695,877	$272,092	$725,493	$316,014	$(316,014)	$—
Cumulative gap	$22,447	$(1,569,662)	$(1,377,448)	$(681,571)	$(409,479)	$316,014	$316,014	$—	$—

Cumulative gap/total assets	0.46%	-32.30%	-28.34%	-14.03%	-8.43%	6.50%	6.50%	0.00%	0.00%

Note: The model places all non-time deposits in the immediate category. Securities are listed by their maturity or any repricing prior to maturity. The $13.8 million placed in the immediate category for securities is the market value adjustment for available-for-sale securities. As the market value of securities are determined by the current interest rate environment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. Prime rate loans generally do not reprice until the day after a change in the FOMC target rate, so they are placed in the 2 day to 6 month category. The negative $175 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security.

Basis Risk

The above gap table addresses mismatch risk, but does not address the fact that interest rates rarely change in a parallel or equal manner. This phenomenon is the cause of basis risk—that interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to the maturities of the specific asset and liability, it would suffer a decrease in net interest income.

Nonparallel responses occur because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the “interest rate cap” on some residential real estate loans. These caps may limit the amount that the rates customers pay may increase. An example of a non-contractual factor is the assumption on how low rates could be lowered on deposit accounts. While priced at the Company’s option, there are limits to how low they can be priced and yet retain the customers.

This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that the movements in many different rates, each with their own volatility characteristics, will tend to offset each other.

The Impact of Interest Rate Risk on the Company

Each of these risks came into play in the last three years as the interest rate environment changed dramatically.

Market Risk:  In 2003 we saw the partial reversal of a trend that started in 2001 of the fair value of financial assets increasing relative to their carrying amount. This was caused by the further decreases in market rates that occurred during 2001-2003. While the fair value had exceeded the carrying value by $145.9 million by the end of 2002, this excess had decreased to $54.5 million by the end of 2003. This change in the excess of fair value over carrying value occurred primarily for three reasons. The first is that while short-term interest rates were lower at the end of 2003 than a year earlier, as the FOMC decreased rates another 25 basis points in June 2003, mid- and longer-term rates increased especially during the second half of the year. For example, rates on 5-year Treasury securities were about 50 basis points higher than they had been at the beginning of 2003. The second is that the reclassification of held-to-maturity securities to available-for-sale—they were carried at their fair value at the end of 2003. The third is the large amount of loan refinancing and new origination activity in 2003 had the effect of narrowing the spread between fair value and carrying amounts by increasing the proportion of loans that are relatively new, i.e., for which there had been little time for their fair value to have been impacted by changes in interest rates since origination.

The increases in interest rates during 2004 had the impact of changing the relationship of carrying amount to fair value to one of an excess of carrying amount over fair value.

The difference between the fair value and carrying amount of liabilities was less impacted by these changes in interest rates, moving from a position where the carrying value was $27.9 million less than the fair value at the end of 2002, $18.0 million less than the fair value at the end of 2003, to a reversed position with the carrying amount exceeding the fair value by $14.4 million at December 31, 2004.

Mismatch Risk:  Over the last several years, with respect to mismatch risk, the Company has generally been neutral or slightly asset sensitive. This was a detriment in 2001 as a large proportion of the Company’s assets kept repricing lower with each FOMC action lowering rates while a large proportion of its liabilities lagged in their repricing. During the first three quarters of 2002, both assets and liabilities repriced as they matured or as repricing dates occurred, but more liabilities than assets repriced and the Company’s net interest margin improved. However, the asset sensitivity negatively impacted net interest income in 2003 with the two FOMC decreases in interest rates in late 2002 and June 2003.

The leveraging strategy described on page 34 of this discussion lessened the asset sensitivity of the Company, putting it in an almost neutral position. While increasing net interest income in both 2003 and 2004, the reduced asset sensitivity had the effect of lessening the positive impact on earnings from the increases in short-term rates during 2004.

Basis Risk:  Basis risk had the effect of increasing asset sensitivity as the market rates continued to drop during 2001. This occurred because while assets set to prime rate as an index changed with each decrease in prime and to exactly the same extent as prime, the rates even on administered rate deposits could not be decreased as frequently or to the same extent. For example, the rate paid on NOW accounts at year-end 2000 was 50 basis points. It is clear that the rate on these accounts could not be decreased to the same extent as the 475 basis points that prime decreased in 2001.

By the beginning of 2002, the general economic consensus was that there would be interest rate increases during the year as the economy improved, but instead the FOMC lowered their target rate one more time in November and again the Company saw a decrease in its net interest margin as its prime-based loans immediately repriced by 50 basis points. Continuing the example in the preceding paragraph, in response to the 50 basis point decrease in rates in November 2002, the Company was able to lower its rate on NOW accounts by only 10 basis points. As noted above, banks the size of the Company generally are more asset sensitive than larger banks, but the last rate decrease by the FOMC caused even the larger banks to become asset sensitive as their funding costs were not lowered to the same extent as the rates on their assets were lowered. The rate decrease in June of 2003 had a similar effect as deposit rates could not be lowered.

The second half of 2004 is another good example of the nonparallel shifts in interest rate changes that cause basis risk. The FOMC increased short-term interest rates five times by 25 basis points each, but mid-term and long-term rates were lower at the end of 2004 than they were at the end of 2003. This had the advantage of increasing rates earned on assets with very short maturities or repricing dates while not decreasing the value of the longer term assets.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of all of these risks both in its current position and in transactions it might do in the future, management uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value, or the market value of portfolio equity, is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

Each month, the Company models how sudden, hypothetical changes in interest rate, called shocks, if applied to its asset and liability balances, would impact net interest income and net economic value. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes (Note G). This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile with those of other financial institutions.

The results for the Company’s December 31, 2004, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

TABLE 5A—Rate Sensitivity

	Shocked by –2%	Shocked by +2%
As of December 31, 2004
Net interest income	(4.75%)	+1.48%
Net economic value	+3.15%	(13.28%)

As of December 31, 2003
Net interest income	(6.25%)	+3.22%
Net economic value	+18.87%	(8.01%)

As indicated above, the Company is less asset sensitive at December 31, 2004 than at December 31, 2003. This is shown by the lower estimated increase in net interest income at December 31, 2004 were there to be a sudden 2% parallel increase in interest rates. The reasons for this change in asset sensitivity are: (1) the liabilities used to fund the purchase of securities in 2004 have shorter maturities than the securities purchased; (2), many of the loans originated in 2004 were fixed-rate or at least fixed for several years; and (3) changes in assumptions regarding the frequency and extent of increase in deposit rates.

While no model is a perfect description of the complexity of a bank’s balance sheet, and actual results are certain to differ from any model’s predicted results, Management is unaware of any material limitations such that the above results would not reflect fully the net interest rate risk exposures of the Company. For example, there are no material positions, instruments or transactions that are not included in the modeling or included instruments that have special features that are not included.

Assumptions used in modeling:  Among the assumptions that must be included in the model are those that address optionality. Optionality is a characteristic of many financial instruments. Various examples include (1) the option customers have to prepay their loans or request early withdrawal of their term deposits; (2) the option issuers of some of the securities held by the Company to prepay or call their debt; and (3) the option of the Company to reprice its administered deposits. The Company addresses optionality in the model through estimates or assumptions. For example, Management estimates the rate at which customers of residential real estate loans will prepay their obligations under various interest rate scenarios, estimates the target rate at which security issuers are likely to call their debt, and estimates the frequency and extent to which the Company would reprice deposit rates under different interest rate scenarios.

As indicated in Notes 24 and 25, the Company does not have a significant amount of derivative instruments. Also as explained in Note 24, almost all of those instruments the Company does have are offsetting instruments where increases in income, expenses, or value from some of the swaps are offset by expenses, income, or loss from the rest. Consequently, these instruments do not need to be specifically addressed in the model.

Management also makes certain other significant assumptions for these measurements that significantly impact the results. The two most significant of these assumptions are (1) the use of a “static” balance sheet—Management does not project changes in the size or mix of the various assets and liabilities—and (2) estimates regarding the Company’s non-maturity deposits. The use of a static balance sheet is done to limit the variables in the model. The only exception to this is the inclusion of the RAL income in the net interest income over the next 12 months. While not sensitive to interest rates—see the section on RALs below for an explanation of interest income for this product—the amount is simply too large to ignore even though it is a seasonal product and there were no RALs on the balance sheet at year-end. The purpose of the comparison is not to project net interest income over the next year, but to measure the current sensitivity to changes in interest rates and compare that measurement to similar measurements done in the past. It is also done to determine the impact of hypothetical individual transactions on the sensitivity. Because of the assumption of a static balance sheet, readers of this discussion should not look at the above table as a projection of net interest income. The assumptions for non-maturity deposits are significant, because they have no contractual maturity and because their rates are not determined with respect to any external index. Therefore, Management must estimate how long the deposits will remain with the Company in order to determine their economic value, and must estimate how soon, how frequently, and to what degree changes in short-term interest rates will be reflected in the rates of these administered deposits to determine the impact of those changes on net interest income.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. Assumptions used for the measurement at December 31, 2004 are not necessarily the same as those used for the measurement at December 31, 2003.

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

The changes in assumptions accounts for most of the change in the net economic value in the event of a 200 basis point change in interest rates at the end of 2004 compared to the expected changes in net economic value in response to the same change in rates at the end of 2003.

Asymmetry of results:  As noted above in discussing basis risk, financial instruments do not respond in parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, the same percentage of increase and decrease in the hypothetical interest rate will not cause the same percentage change in net interest income or net economic value.

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

Another example of a factor that would cause asymmetric results would be the extent consumer variable rate loans are a larger proportion of the portfolio than in a previous period. The caps on loan rates, which generally are present only in consumer loans, would have more of an adverse impact on the overall result if rates were to rise.

Non-shock simulations:  In addition to applying scenarios with sudden interest rate shocks, net interest income simulations are prepared at least quarterly using various interest rate projections. Reflecting what appears to be a general consensus that the FOMC will continue to gradually increase short-term rates though 2005, Management’s projection for the most likely scenario includes four increases of 25 basis point each spaced through out the year. As the year progresses, the models are revised to make use of the latest available projections. In addition to a “most-likely” scenario, the Company also projects the impact on net interest income from higher and lower rate scenarios.

In addition to the assumptions used in the shock analysis mentioned above, the interest rate simulation reports are dependent on additional assumptions relating to the shape of the interest rate curves and the volatility of the interest rate scenarios selected. In addition, Management expects relatively flat yield curves (Note H).

Under these “more realistic” scenarios, as in the case of the sudden rate shock model, the Company’s net interest income at risk in 2005 is still well within normal expectations. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

TABLE 5B—Results of Alternative Simulations

	Rates Lower Than Most Likely	Rates Higher Than Most Likely
Percentage change in net interest income	(0.60%)	0.54%
compared to most likely scenario
Change in average Fed funds rate	(0.54%)	0.71%

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

In general, absent the ability to correctly predict the future direction and extent of changes in interest rates, there is a trade-off between assuming additional cost and assuming additional risk. For example, the Company could enter into an interest rate swap whereby it receives a variable rate on a notional amount to another financial institution in exchange for paying a fixed rate. This will protect the Company’s interest income if rates rise, because it will receive more as the variable rate adjusts with each increase in rates while it continues to pay the same fixed amount over the term of the contract. This will offset the fact that the Company’s fixed rate assets will be earning less than the market rate after the rise. However, the Company would lose interest income if rates decline instead of rise as its variable receipt decreases (Note R).

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

SECURITIES

The major components of the Company’s earning asset base are the securities portfolio, the loan portfolio and its holdings of money market instruments. The Company’s Asset Liability Management Committee (“ALCO”) has overall responsibility for the management of the securities portfolios, the money market instruments, and the Company’s borrowings. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios and the borrowings will be covered in later sections of this discussion.

Securities Portfolios

The Company classifies its securities into three portfolios: the “Liquidity Portfolio,” the “Discretionary Portfolio,” and the “Earnings Portfolio.” As of the end of 2004, all of these portfolios are comprised of securities classified in the financial statements as available-for-sale.

The Liquidity Portfolio’s primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities of up to three years with an average maturity of between one and two years.

The Discretionary Portfolio’s primary purposes are to provide income from available funds and to hold earning assets that can be purchased or sold as part of overall asset/liability management. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations (“CMOs”), asset-backed securities, mortgage-backed securities (Note J), and municipal securities.

The Earnings Portfolio’s primary purpose is to provide income from securities purchased with funds not expected to be needed for making loans or repaying depositors. The Earnings Portfolio consists of long-term tax-exempt obligations.

As explained in Note 1, securities that are classified as available-for-sale are carried at their fair value. This means that the carrying amount of some securities will increase or decrease based on changes in interest rates and very rarely to changes in their credit quality. In December 2003, the Company recognized that the flexibility to sell any of its securities prior to maturity in order to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its securities as available-for-sale. This reclassification prevents for at least two years any classification by the Company of subsequent purchases as held-to-maturity.

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

Additional Purposes Served by the Securities Portfolios

The securities portfolios of the Company serve additional purposes: (1) to act as collateral for the deposits of public agencies and trust customers that must be secured by certain securities owned by the Company; (2) to be used as collateral for borrowings that the Company occasionally utilizes for liquidity purposes; (3) to support the development needs of the communities within its marketplace; and (4) to assist in managing interest rate risk.

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

Interest Rate Risk Management:  The Company also uses purchases for and sales from its securities portfolios to manage interest rate risk as explained above in the section titled “Interest Rate Risk”.

Amounts and Maturities of Securities

As a ready source of liquidity, the size of the securities portfolios tends to vary with the relative increase in loan and deposit balances. The end of year balance increased by $449 million from 2002 to 2003 as the increase in loans ($161 million) was less than the increase in deposits ($339 million).

The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans. This is ideal because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand improving, but still moderate, and customers unwilling to place their funds in the longer-term CDs that would help the Company avoid incurring mismatch risk the opportunities to grow in this manner are limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin. The Company began to implement this “leveraging” strategy in a small way in late 2002, and then substantially increased the Discretionary Portfolio by the purchase of $500 million of securities from April through September 2003 after the end of the 2003 RAL/RT season. It is termed “leveraging” because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital.

Almost all of the securities purchased were hybrid ARM MBS supplemented by a few CMOs. Hybrid ARM MBSs are mortgage-backed securities that have the initial coupon rate of the underlying mortgages fixed for 3, 5, or 7 years and then reprice to an external index. The securities purchases were funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases—exactly match the term of the securities purchased and the debt incurred—because the spreads would then be too narrow. The Company had been asset sensitive as explained in the section titled “Interest Rate Sensitivity,” and it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense.

In 2004, loans increased more ($881 million) than deposits ($657 million), and securities increased by $207 million. The acquisition of PCCI caused much of the increases in these balances, but without the effect of the purchase, loans still increased $462 million, deposits $367 million, and securities $86 million.

The Company purchased another $200 million in hybrid ARM MBS securities during 2004, this time using only the 3 and 5 year initial fixed rates. Again, these were funded with FHLB advances. That the securities portfolios increased only $76 million despite these purchases is due to the payments received on the earlier purchases. As disclosed in the Consolidated Statement of Cash flows for 2004, the Company received $306 million in proceeds on sale or maturity of securities.

Table 6 sets forth the amounts and maturity ranges of the securities at December 31, 2004. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 2. The average yields on the taxable securities are significantly lower than the average rates earned from loans as shown in Table 2. Because of this, while taxable securities provide liquidity and act as collateral for deposits and borrowings, they are purchased for earnings only when loan demand is weak or when the company can fund the purchase with specific debt that locks in an acceptable spread. In addition, they are now all classified as available-for-sale, so they could be sold if loan demand should increase. If the securities purchased in the leveraging strategy were sold, spread versus the specific debt would increase.

Other Securities Disclosures

Turnover and Maturity Profile:  The Company generally purchases municipal securities with maturities of 18-25 years because, in Management’s judgment, they have the best ratio of rate earned to the market risk incurred in purchasing these fixed rate securities. However, to mitigate this higher interest rate risk, the Company purchases taxable securities with relatively short maturities. This in turn causes frequent maturities and what may appear to be a relatively high turnover rate. In addition, MBS securities represent a higher proportion of the securities portfolios in 2003 and 2004 than in 2002. There is a monthly paydown for these securities as mortgage payments are received on the underlying mortgages. Therefore it would be expected that proceeds from maturities would be higher relative to these securities than they would be for single maturity securities.

TABLE 6—Maturity Distribution and Yield Analysis of the Securities Portfolios

As of December 31, 2004 (dollars in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution:
Available-for-sale:
U.S. Treasury obligations	$50,560	$61,666	$—	$—	$112,226
U.S. agency obligations	75,353	134,692	—	—	210,045
Mortgage-backed securities and
Collateralized mortgage obligations	1,432	503,176	365,625	104,818	975,051
Asset-backed securities	8,691	11,617	—	—	20,308
State and municipal securities	1,981	9,017	36,032	160,214	207,244

Total	$138,017	$720,168	$401,657	$265,032	$1,524,874

Weighted average yield (Tax equivalent—Note B):
Available-for-sale:
U.S. Treasury obligations	3.35%	2.68%	—	—	2.98%
U.S. agency obligations	3.96%	3.51%	—	—	3.67%
Mortgage-backed securities and
Collateralized mortgage obligations	5.72%	4.14%	4.49%	4.58%	4.32%
Asset-backed securities	4.33%	5.03%	—	—	4.73%
State and municipal securities	9.73%	10.19%	8.33%	9.36%	9.22%
Overall weighted average	3.86%	3.98%	4.80%	7.36%	4.75%

As noted above, the Consolidated Statement of Cash Flows for 2004 shows $306 million in proceeds on the sale or maturity of securities. Of this amount, the table in Note 5 shows that $87 million related to sales. For 2003, proceeds from the sales were $146 million.

These sales are not due to trading activity. The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Proceeds from sales represented only 6% of the average balance in the securities portfolio in 2004 and 13% in 2003. The gains and (losses) from sales of securities were minimal, representing 1.71% of pretax income in 2003 and (1.44%) in 2004. In 2003, most of the sales were consistent with the Company’s strategy of riding the yield curve (Note K). The remainder of the securities sold were small positions taken a number of years ago in municipal securities. As the Company has become larger, it has attempted to increase the size of each issue purchased so as to keep the number of securities in the portfolio manageable. As smaller issues matured, the proceeds were combined into larger purchases. Because the maturity of the municipal securities is generally more than 20 years, a number of the smaller issues were sold to gain this efficiency rather than wait until their maturity.

In 2004, most of the sales were made in consideration of the likelihood of additional rising interest rates. Selling some of the lowest yielding securities allowed the Company to reinvest the proceeds from these sales at higher rates. Taking a loss and the resulting tax deduction in the current year with reinvestment in a higher yielding security improves total return on the portfolio compared with leaving the funds earning the lower rate.

Approximately $500 million of the purchases in 2003 and $200 million in 2004 are explained above in the comment on the leveraging strategy. In addition to this, if the various purposes for the portfolios mentioned above are to be met, purchases must be made throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company’s investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash for liquidity purposes. If the cash is not needed, this pattern of frequent maturities minimizes reinvestment risk, which is having too much cash available all at once that must be invested perhaps when rates are low.

Securities gains and losses: As occurred in 2004, the Company will occasionally sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. Except in the case of sales executed to ride the yield curve, the Company generally does not follow a practice of selling securities to realize gains. This is because future income is reduced after a sale by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. In addition, the Company pays taxes on the gains sooner than it would if paying taxes only as interest is received, thereby losing the use of those funds. However, gains are occasionally recognized when interest rates have decreased and:

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

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of derivatives to help manage interest rate risk. As with securities, the Company’s ALCO has overall responsibility for the use and management of derivatives, interest rate swaps, and hedging activities.

As mentioned above, the Company has occasionally purchased interest rate swaps from other financial institutions to hedge large, fixed-rate loans or to mitigate the interest rate risk in pools of fixed-rate loans. The Company’s use of derivative instruments is discussed in Note 23 to the Consolidated Financial Statements.

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

Excess cash expected to be available for slightly longer periods may be used to purchase short-term securities or commercial paper. Commercial paper instruments are short-term notes issued by companies. They are actively traded among investors after issuance. As a percentage of average earning assets, the amount of these instruments tends to vary based on changes and differences in short-term market rates. The amount is also impacted in the first quarter of the year by the large cash flows associated with the tax refund loan and transfer programs.

The one-day term of the Federal funds sold and reverse repos means that they are highly liquid as the funds are returned to the Company the next day and they are not subject to market risk. Commercial paper issued by highly-rated domestic companies is highly liquid as there is an active market for these instruments should the Company desire to sell them before their maturity. However, commercial paper is subject to market risk, should interest rates change while it is held by the Company.

The highly liquid nature of these money market instruments results in a relatively low earnings rate. The average rate earned in 2004 was 1.17%. For 2003 and 2002, the average rates earned were 1.22% and 1.75%, respectively. As discussed below in “Liquidity,” the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds. The Company determined that in the current low rate environment earnings would be improved by investing more of the available funds in securities at higher rates even if it would need to resort to borrowing from other sources of liquidity more often. Therefore, the Company reduced the average balance of funds held in these instruments and increased securities.

LOAN PORTFOLIO

The Company offers a wide variety of loan types and terms to customers along with very competitive pricing and quick delivery of the credit decision. Table 7 sets forth the distribution of the Company’s loans at the end of each of the last five years.

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and the deferred origination costs for loans in that category. These net deferred fees and costs included in the loan totals are shown for information at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

Growth in Portfolio and Loan Sales

The year-end balance for all loans increased about $221 million from the end of 2001 to the end of 2002, about $161 million from the end of 2002 to the end of 2003 and about $881 million from the end of 2003 to the end of 2004. Approximately $419 million of the growth during 2004 was due to the acquisition of PCCI. All of the categories reported in Table 7 on page 39 showed growth during 2004. Most of the categories also showed growth in 2002 and 2003.

From time to time the Company sells loans. The balances would be higher were it not for these sales. The sales are transacted for several reasons which are discussed below as they relate to each loan category.

Loan Categories

The Company makes both adjustable rate and fixed rate 1-4 family mortgage loans. In prior years, the Company retained the adjustable loans and sold the fixed rate loans to minimize market risk. In the last several years, because low rates have increased the rate with which borrowers have prepaid their loans, the Company has retained some of the fixed rate loans in order to help maintain the interest income. The Company originated $153 million of residential real estate loans in 2002 and sold $56 million. It originated $226 million of these loans in 2003 and sold $73 million. In 2004, loan originations slowed as rising interest rates slowed refinance activity. Loan balances in this category grew $93 million during 2004.

Construction and development loans increased $36 million in 2004. The portfolio is primarily comprised of owner-developed residential and commercial properties with the outstanding lending commitment less than $1 million. This loan category is probably the most volatile because developer activity is most subject to changes in the economic cycle. The balances at December 31, 2003 and 2002 were $250 million and $289 million, respectively.

Consumer loans increased $44 million from 2003 to 2004. As with the construction category, none of this growth was the result of the PCCI acquisition. The slower rate of growth in 2003 had been reflective of several factors. As noted above, loan demand in general was slower in 2003 than in 2002 as the economy continued to remain flat. While they had held up for much of 2001 and 2002, consumer confidence levels were finally impacted by the economic news. In 2004, economic recovery appeared more obvious and consumer confidence increased.

This category includes the Company’s program of indirect auto loans—the purchase of loans originated by dealers. The Company has entered into indirect financing agreements with a number of automobile dealers whereby the Company purchases loans dealers have made to customers. While automobile dealers frequently provide financing to customers through manufacturers’ finance subsidiaries, some customers prefer loan terms that are not included in the standard dealer packages. Other customers are purchasing used cars not covered by the manufacturers’ programs. Based on parameters agreed to by the Company, the dealer makes the loan to the customer and then sells the loan to the Company.

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

Growth in this line was slow in 2003 because, with the economy slow, auto sales were sluggish and auto manufacturers reintroduced 0% financing to increase sales. This made the Company’s auto loan programs temporarily less competitive. In addition, the Company did not add as many dealers to the program as it had in previous years. There were approximately $207 million of such loans included in the consumer loan total below for December 31, 2003, as compared with $192 million at December 31, 2002. In 2004, auto sales picked up and the balance of these loans was $236 million at the end of the year.

In Table 7 below, consumer loans are shown to have decreased from year-end 2000 to year-end 2001. This decrease is attributable to a sale of $58.2 million of the indirect auto loans included in consumer loan category through a securitization for the purposes of capital management. This purpose is described in the section below titled “Capital Resources.”

Home equity loans and small business commercial equipment leasing both experienced significant percentage increases in 2004, 53% for the former, and 55% for the latter. Aggressive marketing efforts and the improving economy accounted for the growth. None of the PCCI loans were in these categories. In 2003 and 2002, growth was slower for these categories. In the case of commercial equipment leasing, the slower growth was due to slower business expansion given the more uncertain economy. Home equity loans grew more in 2004 that the two prior years because of a more aggressive sales program begun in 2004.

Commercial loans increased by $101 million during 2004, as the economy continues its recovery and businesses are gaining confidence to increase their activity. Approximately $37 million of this growth was acquired with PCCI.

Most of PCCI’s loans were in the commercial or non residential real estate loan category, and the acquisition added $376 million. The Company added another $108 million in this category during 2004. In this category as well, the recovering economy was evident as the Company added only $35 million in 2003.

Most of the loans made to municipalities are in support of low-cost housing projects being built by housing agencies.

TABLE 7—Loan Portfolio Analysis by Category

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Real estate:
Residential	$892,705	$799,793	$691,160	$728,026	$586,904
Multi-family residential	182,936	121,750	83,787	90,438	73,504
Nonresidential	1,114,114	732,231	733,187	503,237	491,052
Construction and development	286,387	249,976	289,017	185,264	172,331
Commercial, industrial, and agricultural	782,475	680,679	644,623	874,294	775,365
Home equity lines	212,064	138,422	116,704	85,025	71,289
Consumer	340,623	296,286	288,040	187,949	205,992
Leases	230,035	148,504	134,104	126,744	129,159
Municipal tax-exempt obligations	18,135	11,419	30,166	8,043	4,102
Other	2,820	1,819	9,032	10,072	7,406

Total loans	$4,062,294	$3,180,879	$3,019,820	$2,799,092	$2,517,104

Net deferred fees	$7,107	$5,380	$5,313	$4,908	$5,813

The terms of approximately two-thirds of the balance of loans held by the Company involve some repricing characteristic that reflect changes in interest rates—either they immediately reprice as some external index such as prime rate changes or they reprice periodically based on the then current value of an index. Nonetheless, fixed rate loans still make up a significant portion of the portfolio, and to the extent that even the variable rate loans do not reprice immediately, the same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans and loans that only periodically reprice are subject to market risk—they decline in value as interest rates rise and rise in value as interest rates decrease with the exception of the residential real estate loans, the Company’s loans that have fixed rates generally have relatively short maturities, which effectively lessens the sensitivity to changes in value from market risk. With the exception of some of the residential real estate loans that have an extended period before their first repricing, the loans that reprice periodically usually do so frequently, i.e. at least annually. The fixed rate residential real estate loans have longer maturities and less frequent repricings, but do have monthly principal amortization that at least permits the repricing of those principal payments.

The table in Note 25 shows that at December 31, 2003, the excess of fair value over carrying value was $54.5 million or 1.7%. At December 31, 2004, there was an excess of carrying value over fair value of $39.1 million. This excess represents 1.0% of the carrying value. This change of position is due to (1) the repricings that took place during the first half of 2004 that reset interest rates on some of the loans at lower rates than they had been earning and then (2) the increase in interest rates during the second half of the year that caused those loans and others recently originated to earn less than the new higher market rate.

Table 8 shows the scheduled maturity of selected loan types outstanding as of December 31, 2003, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 8—Maturities and Sensitivities of Selected

Loan Types to Changes in Interest Rates

(in thousands)	Due in one year or less	Due after one year to five years	Due after five years
Commercial, industrial, and agricultural
Floating rate	$398,380	$142,237	$122,050
Fixed rate	23,032	72,475	24,301
Real estate—construction and development
Floating rate	194,866	40,953	24,153
Fixed rate	9,805	6,911	9,699
Real estate—residential
Floating rate	1,364	10,164	447,990
Fixed rate	72	28	433,087
Municipal tax-exempt obligations	42	5,707	12,386

Total	$627,561	$278,475	$1,073,666

The amortization and short maturities generally present in the Company’s fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk. However, they result in lower interest income if rates are falling because the cash received from monthly principal payments is reinvested at lower rates. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that, aside from residential mortgages, there are more limited secondary markets for longer-term loans than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities (Note Q).

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

At year-end 2004, potential problem loans amounted to $90.8 million or 2.2% of the portfolio. The corresponding amounts for 2003 and 2002 were $92.4 million or 2.9% of the portfolio and $122.7 million or 4.1% of the portfolio, respectively. The 2004 amount is comprised of loans of all types.

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

Participations, Syndications and Multibank Facilities:  Occasionally in the ordinary course of business, the Company will participate in a credit facility, that is, it will sell or will purchase a portion of a loan to or from another bank. The usual reasons that banks sell or participate loans are (1) to stay within their regulatory maximum limit for loans to any one borrower; (2) to reduce the concentration of lending activity to a particular industry or geographical area or otherwise diversify risk; (3) to manage regulatory capital ratios; and (4) to provide services to large clients in their serving area. Occasionally, a portion of another bank’s loan may be purchased or participated in by the Company when the originating bank is unable to lend the whole amount under its regulatory lending limit to its borrower or wishes to diversify risk, or the borrower requests that the Company be involved in its financing process. This is done only if the loan represents a good investment for the Company and the borrower or project is in one of the Company’s market areas. In these cases, the Company conducts its own independent credit review and formal approval prior to committing to purchase. The Company has no ongoing commitments in place with other banks to participate or sell loans.

Loan to Value Ratio:  One of the underwriting criteria for loans is the loan to collateral value ratio. Depending on the type of project, policy limits for real estate construction and development loans range from 60-90% of the appraised value of the collateral. For permanent real estate loans, the policy limits generally are 75% of the appraised value for commercial property loans and 80% for residential real estate property loans. Mortgage insurance is generally required on most residential real estate loans with a loan to value ratio in excess of 80%. Such loans, which can reach up to 90% loan to appraised value, are strictly underwritten according to mortgage insurance standards. The above policy limits are sometimes exceeded when the loan is being originated for sale to another institution that does lend at higher ratios and the sale is immediate; when the exception is temporary; or when other special circumstances apply. There are other specific loan to collateral limits for commercial, industrial and agricultural loans which are secured by non-real estate collateral. The adequacy of such limits is generally established based on outside asset valuations and/or by an assessment of the financial condition and cash flow of the borrower, and the purpose of the loan. Consumer loans that are secured by collateral also have loan to collateral limits which are based on the loan type and amount, the nature of the collateral, and other financial factors on the borrower.

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 17 to the accompanying Consolidated Financial Statements.

Loan Sales and Servicing Rights:  Most loans sold are sold “servicing released” and the purchaser takes over the collection of the payments. However, some are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company in the event the borrower does not perform according to the terms of the note.

GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage or other loans for others as separate assets. For loans sold, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing less adequate compensation and this value is recorded as a gain on sale and as a receivable. The amount of the gain and receivable recorded is the net present value of the servicing fees to be received over the expected lives of the mortgages. The servicing rights are amortized in proportion to and over the life of the loans as a charge against income. Management periodically reviews the anticipated lives of the loans. When interest rates decline, borrowers prepay their loans more often and consequently, the net present value declines. As explained in Note 10, the Company has established a valuation allowance to recognize changes in the fair value of the asset due to changes in estimated rates of prepayments. Net of this valuation allowance, the balance of this separate asset was $537,000 and $1.7 million at December 31, 2003 and 2004, respectively. The activity in the asset and valuation accounts is shown in a table in Note 10.

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

Uncertainties in Determining the Adequacy of the Allowance for Credit Losses

The process of determining an estimate of unidentified and/or unquantifiable losses inherently involves uncertainty. Among the sources of this uncertainty are the following:

•	There are limitations to any credit risk grading process. The volume of loans makes it impracticable to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may inadvertently or deliberately omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.
•	Neither the historical loss factors nor the review of specific individual loans give consideration to interdependencies between borrowers, yet this could impact the magnitude of losses inherent in the portfolios. For example, a rise in interest rates may adversely impact the amount of home mortgage lending. This could cause a reduction in the amount of home building initiated by developers, and this could have an impact on the credit quality of loans to building contractors in the commercial or construction segments of the portfolio. This kind of interdependency could cause losses within a specific period to be greater than would be predicted by the simple application of historical loss rates.

•	The loss estimation factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, term loans usually have monthly scheduled payments of principal and interest. With a term loan, a missed or late payment gives an immediate signal of a decline in credit quality. However, most of the Company’s commercial loans and lines of credit have short-term maturities and frequently require only interest payments until maturity. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

The Company addresses these uncertainties in the allocated component of the allowance as discussed in Note 1.

Assignment Table

Table 9A shows the amounts of allowance assigned for the last five years to each loan type disclosed in Table 7. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance assigned to them than do loans which have less risk.

It would also be expected that the amount assigned for any particular category of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that category. Occasionally, changes in the amount assigned to a specific loan category will vary from changes in the total loan balance for that category due to the impact of the changes in credit rating for larger individual loans. The reduction in assigned allowance overall, and specifically in the categories of construction and development, and commercial, industrial and agricultural between 2002 and 2003 is attributable to two events. The first is the resolution by sale of a large hospitality related troubled loan in the first category, and the second is the restructuring of a significant agricultural loan relationship in the wine industry included in the second category.

In general, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2004 because all of these loans not repaid are charged-off prior to year-end.

TABLE 9A—Assignment of the Allowance for Credit Losses

(dollars in thousands)			December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Real estate:
Residential	$2,031	22.0%	$3,196	25.1%	$2,844	24.9%	$2,927	26.0%	$2,826	23.3%
Multi-family residential*	613	4.5%
Nonresidential	5,080	31.9%	6,442	26.7%	5,260	19.7%	4,751	21.2%	3,903	22.4%
Construction and development	1,233	7.0%	1,726	7.9%	4,681	7.4%	1,174	6.6%	1,071	6.9%
Commercial, industrial, and agricultural	22,771	19.3%	21,824	21.5%	23,775	29.3%	26,352	31.2%	17,806	30.8%
Home equity lines	797	5.2%	641	4.4%	800	3.8%	377	3.0%	257	2.8%
Consumer	11,413	8.4%	9,455	9.3%	10,001	8.9%	7,569	6.7%	4,863	8.2%
Leases	10,039	5.7%	6,266	4.7%	6,460	4.4%	5,669	4.5%	3,853	5.1%
Municipal tax-exempt obligations	—	0.4%	—	0.4%	—	1.0%	—	0.3%	—	0.2%
Other	—	0.1%	—	0.0%	—	0.4%	—	0.4%	26	0.3%
Not specifically allocated	—		—		—		53		520

Total allowance	$53,977	100.0%	$49,550	100.0%	$53,821	100.0%	$48,872	100.0%	$35,125	100.0%

Allowance for credit loss as a percentage of year-end loans	1.33%		1.56%		1.78%		1.75%		1.40%
Year-end loans	$4,062,294		$3,180,879		$3,019,820		$2,799,092		$2,517,104

*In prior years, multi-family residential loans were included in the nonresidential category.

At the bottom of Table 9A is the ratio of the allowance for credit losses to total loans for each of the last five years. At the bottom of Table 11 is the ratio of the allowance for credit losses to nonperforming loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology. The ratio of the allowance to total loans is lower at the end of 2004 compared to the ratios at the end of prior years while the ratio of the allowance to nonperforming loans is higher than at the end of the two prior years. These changes occurred for several reasons.

The first is that the Company has experienced a generally positive trend in credit quality in its portfolios, with more loans moving to more favorable classifications in 2004 than moving to less favorable. In the Company’s allowance methodology, this trend would lessen the need for as much allowance.

Secondly, much of the growth in the loan portfolio during 2004 occurred in residential, commercial real estate, and commercial loans, all of which have relatively low historical charge-off rates. Consequently, loan growth was disproportionate to the need for additional allowance for credit losses.

Thirdly, the charge-off of loans changes the numerator and denominators of these ratios differently. For example, a portion of the allowance at the end of 2002 was allocated to two nonperforming loans discussed on page 48 below. As explained in that discussion, one of these loans was sold at a discount in 2003. The discount was charged against the allowance for credit losses, reducing the numerator of the allowance to total loans and the allowance to nonperforming loans ratios. The nonperforming loan was removed from both the total for all loans and the total for nonperforming loans, the denominator for the respective ratios. The percentage reduction of allowance was greater than the percentage reduction for total loans, lowering the first ratio, but less than the percentage reduction in nonperforming loans, raising the second ratio. The second loan was restructured with a portion charged-off. The amount charged-off lowered the amount of the allowance by about an equal amount as it lowered the total for nonperforming loans, and consequently, the ratio of allowance to nonperforming loans was not impacted. However, the amount charged-off lowered the amount of the allowance by more than it lowered the balance of total loans and consequently, the ratio of allowance total loans decreased.

CREDIT LOSSES

Table 9B, “Summary of Credit Loss Experience,” shows the additions to, charge-offs against, and recoveries for the Company’s allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

TABLE 9B—Summary of Credit Loss Experience

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance of allowance for credit losses at beginning of year	$49,550	$53,821	$48,872	$35,125	$30,454

Charge-offs:
Real estate:
Residential	—	—	—	457	112
Multi-family residential *	—
Nonresidential	6	369	12	—	107
Construction and development	—	1,469	—	127	—
Commercial, industrial, and agricultural	8,489	11,982	14,032	7,490	8,118
Tax refund anticipation	12,511	13,712	6,615	9,189	6,226
Other consumer	7,266	6,769	4,144	6,046	1,910

Total charge-offs	28,272	34,301	24,803	23,309	16,473

Recoveries:
Real estate:
Residential	27	2	302	93	65
Multi-family residential *	—
Nonresidential	2	12	296	228	184
Construction and development	513	—	—	—	—
Commercial, industrial, and agricultural	8,315	4,136	3,926	3,918	1,255
Home equity lines	—	—	—	—	26
Tax refund anticipation	4,043	5,182	4,510	4,769	3,059
Other consumer	1,847	2,412	991	1,377	976

Total recoveries	14,747	11,744	10,025	10,385	5,565

Net charge-offs	13,525	22,557	14,778	12,924	10,908
Allowance for credit losses recorded in acquisition transactions	5,143	—	—	—	1,139
Provision for credit losses refund anticipation loans	8,468	8,530	2,105	4,420	2,726
Provision for credit losses all other loans	4,341	9,756	17,622	22,251	11,714

Balance at end of year	$53,977	$49,550	$53,821	$48,872	$35,125

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002	2001	2000
Ratio of net charge-offs to average loans outstanding	0.36%	0.72%	0.50%	0.48%	0.46%
Ratio of net charge-offs to average loans outstanding exclusive of RALs	0.14%	0.46%	0.44%	0.33%	0.33%
Peer ratio of net charge-offs to average loans outstanding	0.37%	0.59%	0.88%	1.03%	0.70%
Average RALs	$102,769	$121,659	$67,991	$58,900	$60,437
Average loans, net of RALs	3,702,100	3,029,669	2,874,091	2,619,325	2,328,303

Average loans	$3,804,869	$3,151,328	$2,942,082	$2,678,225	$2,388,740

RAL net charge-offs	$8,468	$8,530	$2,105	$4,194	$3,167
Net charge-offs, exclusive of RALs	5,057	14,027	12,673	8,730	7,741

Net charge-offs	$13,525	$22,557	$14,778	$12,924	$10,908

Recoveries to charge-offs, RALs	32.32%	37.79%	68.18%	51.90%	49.13%
Recoveries to charge-offs, other loans	67.91%	31.87%	30.32%	39.77%	24.46%
Recoveries to charge-offs	52.16%	34.24%	40.42%	44.55%	33.78%

*In prior years, multi-family residential loans were included in the nonresidential category.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, net charge-offs and the net charge-off ratios for the Company are shown both with and without the RAL net charge-offs. Exclusive of RALs, with the exception of 2003, the Company’s ratios have consistently been less than half of its FDIC peers (Note L). Net charge-offs for the Company increased in 2003 as a result of the charge-offs taken that were related to resolving two large nonaccrual loans.

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

During 1999 and 2000, the Company charged-off approximately $7 million related to one loan, but for which it had some prospect of recovery. In fact, the Company recovered approximately $3.3 million of this loan in 2001. Exclusive of RALs, this recovery resulted in the Company’s net charge-off ratio to total loans—0.33%—being slightly less than a third that of its peers—1.03%. In 2002, the Company’s net charge-off ratio to total loans exclusive of RALs—0.44%—increased as customers were impacted by the slower economy.

Table 9B shows a slightly higher ratio of net charge-offs to total loans (exclusive of RALs) for 2003—0.46%—compared to 2002. This ratio was substantially impacted by the partial charge-offs taken in resolving the two nonperforming loans mentioned above on page 44 and below on page 48. Aside from these two loans, the ratio would have been approximately 10 basis points lower.

The ratio of net charge-offs to total loans exclusive of RALs for 2004—0.14%—was substantially lower than prior years as both recoveries increased and charge-offs decreased in the more favorable economy.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other operating expense as explained in Note 17 of the Consolidated Financial Statements. During 2003 and 2004, the Company funded two of the letters of credit issued for one borrower for $5.9 million. The Company immediately wrote off these amounts because of concerns for the customer’s ability to repay.

TABLE 10—Off-balance Sheet Estimates

(dollars in thousands)	Years ended December 31,
	2004	2003	2002
Beginning estimate	$3,942	$2,446	$302
Additions and other changes	50	4,624	2,144
Funded and written-off	(2,760)	(3,128)	—

Ending estimate	$1,232	$3,942	$2,446

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

Restructured Loans:  The Company’s restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 11. There have been no restructured loans at the end of the last five years that have not been classified as nonaccrual.

The following table sets forth information regarding risk elements.

TABLE 11—Risk Elements

(dollars in thousands)	December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$21,701	$42,412	$59,818	$16,940	$15,975
90 days or more past due	820	763	1,709	3,179	2,427
Restructured Loans	—	—	—	—	—

Total noncurrent loans	22,521	43,175	61,527	20,119	18,402
Foreclosed collateral	2,910	—	438	—	—

Total nonperforming assets	$25,431	$43,175	$61,965	$20,119	$18,402

Total noncurrent loans as percentage of total loan portfolio	0.55%	1.36%	2.04%	0.72%	0.73%
Allowance for credit losses as a percentage of nonperforming loans	240%	115%	87%	243%	191%

In 2002, there was an increase in nonaccrual loans. Approximately $30 million, or three quarters of this increase, related to two credit relationships. One of these was in the hospitality industry and the other in the wine industry. Weaknesses in the credit quality of these loans had been identified in the fourth quarter of 2001 and allowance was allocated to them in that quarter and additional amounts in the first and second quarters of 2002. While payments were still being made according to the contractual terms of notes, these loans were placed in nonaccrual in the second half of 2002. The amount of the estimated loss had not become greater, but the probability of loss became great enough to warrant stopping the recognition of interest income. These loans were classified as impaired. An allowance of $6.5 million was specifically established for them.

By the end of 2003, nonaccrual loans had declined substantially to $42.4 million. Much of this reduction is specifically attributed to the sale by the Company of the loan to the distressed hospitality entity mentioned in the preceding paragraph. The loan was sold for more than the outstanding amount of the loan less the allowance that had been provided. The balance of the reduction in nonaccrual loans during 2003 is attributable to substantial resolution or collection of a number of troubled loans representing different industries consistent with the improvement in our economy and the Company’s portfolio diversification. The nonaccrual loan total continues to include the large wine related credit referred to in the discussion of 2002 events above. However, that loan relationship has been restructured such that it has been upgraded to the substandard classification and is paying according to the restructured terms. The outstanding balance at the time of the restructure was $15.1 million. The amount of allowance that had been allocated to the loans in this relationship was $4.4 million. $3.5 million was charged-off in the restructuring and $0.9 million of allowance was made available for other loans, lowering provision expense by that amount from what otherwise would have needed to be provided. In 2004, $1.7 million of the amount charged-off on this loan was recovered.

Table 12 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 12—Foregone Interest

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002
Interest that would have been recorded under the loans’ original terms	$1,411	$1,536	$1,550
Gross interest recorded	241	657	711

Foregone interest	$1,170	$879	$839

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

TABLE 13—Detailed Deposit Summary

(dollars in thousands)	Years Ended December 31,
	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
NOW accounts	$741,864	0.48%	$469,122	0.13%	$411,787	0.19%
Money market deposit accounts	761,469	0.84	853,890	1.01	748,258	1.29
Savings accounts	397,294	0.62	268,031	0.38	231,968	0.62
Time certificates of deposit for $100,000 or more	898,225	1.96	729,019	1.87	702,639	2.41
Time certificates of deposit for less than $100,000 and IRAs	548,983	2.20	511,296	2.40	525,043	3.45

Interest-bearing deposits	3,347,835	1.26%	2,831,358	1.28%	2,619,695	1.79%
Demand deposits	1,046,870		909,915		810,008

Total Deposits	$4,394,705		$3,741,273		$3,429,703

Trends in Interest Expense Rates

The average rate paid on all deposits decreased from 1.79% in 2002 to 1.28% in 2003 and in 2004 to 1.26%. The decreases from 2002 to 2003 were primarily due to the changes in interest rates brought about by FOMC actions (Note M). The average rates that are paid on deposits generally trail behind these money market rate changes for three reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; (2) in the low interest-rate environment of 2002 through 2004, banks were not able to decrease deposit rates as much as the FOMC decreased its Federal funds target rates; and (3) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

In late 2003, the Company introduced a suite of no-fee checking accounts. Most of the growth in 2004 in demand and NOW accounts comes from these products. One product in the suite is a high balance, high interest account, resulting in the increase in the average rate for the NOW category compared to 2003.

The relatively large increase in the balance of savings accounts during 2004 was the result of the acquisition of PCCI, which had about 40% of its deposits comprised of business savings accounts. These accounts pay a higher rate of interest than individual savings accounts resulting in an increase in the average rate paid for this category over the rate paid in 2003.

Through the date of this report, the FOMC raised its target rate again in 2005 in late January. Management expects that short-term interest rates will continue to increase during 2005. Deposit rates are expected to increase though they will lag the FOMC actions. Just as the Company was unable to decrease the rates on administered rate deposit accounts by the same amount as the FOMC decreased its target rate, it is unlikely that banks will increase their rates by as much as the FOMC increases its target rate.

Certificates of Deposit of $100,000 or More

Table 14 discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

TABLE 14—Maturity Distribution of Time

Certificates of Deposit of $100,000 or More

(in thousands)	December 31,
	2004	2003	2002
Three months or less	$250,406	$281,295	$251,004
Over three months through six months	268,656	229,313	213,521
Over six months through one year	196,523	135,326	123,222
Over one year	275,224	188,885	136,055

	$990,809	$834,819	$723,802

FDIC insurance is available up to $100,000 per account relationship. Because amounts over $100,000 are not covered by insurance, it is generally thought that these deposits are more volatile, i.e., these accounts are not the result of on-going customer relationships. The lack of insurance also means for many banks that these accounts have relatively short maturities—depositors do not want to have uninsured funds locked up for longer periods—and that higher interest rates must be paid to compensate for the lack of insurance.

As shown in Table 13, the average rate earned on these accounts is actually less than the rate earned on accounts with balances less than $100,000. This has occurred despite the fact that the Company’s offering rate for new or renewing accounts of $100,000 or more is higher than for certificates with a lower balance. The reason for this relates to the decrease in interest rates from the end of 2000 through 2003. Depositors are more willing to have longer maturities with smaller amounts. Consequently, the larger balance accounts reprice more often. In a declining interest rate environment, these repricings will result in lower rates for the over $100,000 CDs.

As shown in Table 14, the proportion of the certificate accounts of $100,000 or more that have remaining maturities of more than one year is increasing. As rates have declined, some larger depositors have, even if reluctantly, extended the term of their certificates to get the higher offering rates. However, this increase in this proportion is due more to Management’s use of longer-term brokered certificates to assist in managing interest rate risk. Brokered certificates of deposit have similar interest rate risk characteristics to FHLB advances, but do not require collateralization. Included in the over one year maturity range for 2004 in Table 14 are $224 million of longer-term brokered certificates of deposit used for this purpose. The comparable figure for December 31, 2003 was $10 million. These factors cause Management to expect interest rates on these larger accounts to be similar or higher than the rate for smaller CDs in 2005.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Just as the Company uses Federal funds sold and securities purchased under agreements to resell for the overnight investment of excess funds (described above in the section titled “Money Market Instruments”), the Company uses these same instruments for borrowing overnight from other banks to manage liquidity. When the Company is borrowing rather than lending, these instruments are called Federal funds purchased and securities sold under agreements to repurchase (“repos”). The repos are collateralized by securities owned by the borrower. Federal funds purchased are unsecured.

The Company also enters into repo agreements to provide business and other large customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are for terms of a few weeks to 90 days.

Information on the balances and rates paid for these two types of borrowings is disclosed in Note 12. Average interest rates paid during each year and at the end of each year declined from 2002 to 2003 and then increased in 2004. The average rates paid of 1.50% for 2002, 1.11% for 2003, and 1.32% for 2004 reflect the pattern of rate changes in Note M. The average combined amounts for these borrowings outstanding during the three years have increased from 1.90% in 2002 to 2.11%

in 2004 of average assets. The maximum amount outstanding at any month-end during the year may be significantly different than the average amount outstanding during the year. For example, the largest amount borrowed by the Company through Federal funds purchased during 2004 was $187 million while the average amount borrowed during 2004 was $100.2 million.

During the first quarter when the RAL program requires large amounts of funding, repos and federal funds purchased are a significant source of liquidity to the Company. As explained below on page 63 in the discussion of the Company’s RAL program, overnight borrowing is the most cost efficient means of funding these loans, so the Company attempts to maximize this source on a few days during the first quarter of the year. With the RAL program larger in 2004 than in prior years, the Company borrowed more funds. In addition, as explained above on page 34 in the section on securities, Management decided to remain more fully invested in securities and rely more on borrowed funds. This caused a larger average balance in 2004 for these borrowings. To support this decision, the acceptability as collateral for borrowing is an important criterion for the selection of securities for the Company’s investment portfolio.

NONEARNING ASSETS

For a bank, nonearning assets are those assets like cash reserves, equipment, and premises that do not earn interest. The ratio of nonearning assets to total assets is important because it represents the efficiency with which funds are used. Locking up funds in nonearning assets either lessens the amount of interest that may be earned or it requires the investment of the smaller earning asset base in higher yielding but riskier assets to achieve the same income level. Management therefore believes that a low level of nonearning assets is part of a prudent asset/liability management strategy to reduce volatility in the earnings of the Company.

The ratio of average nonearning assets to average total assets has varied during the last three years with an average of 7.30% in 2002, 6.86% in 2003, and 7.15% in 2004. The reason for the rise relates to a larger increase in average nonearning assets (32% from 2003 to 2004) compared to an increase in average earning assets of 22.5%. Of the $95 million increase in average nonearning assets from 2003 to 2004, $80 million is the goodwill added in the purchase of PCCI. As of September 30, 2004, the latest date peer information is available, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 7.74%.

NONINTEREST REVENUE

Service Charges on Deposit Accounts

Service charges have increased with the growth in deposits and the Company’s efforts to be more effective in collecting fees that are assessed.

Trust Fees

Fees earned by the Trust and Investment Services Division are a large component of noninterest revenue, reaching $15.4 million in 2004. Fees increased by $1.0 million or 7.2% over fees for 2003 compared to an increase of $1.1 million in fees from 2002 to 2003. The market value of assets under administration on which the majority of fees are based increased from $1.9 billion at the end of 2002 to $2.1 billion at the end of 2003, and increased to $2.4 billion at the end of 2004. Most of the assets are held in equity securities, and the declining stock markets in 2002 had reduced the value of the assets. Recovery in the equity markets in 2003 along with new account relationships increased the value of the assets under administration.

Included within these fees in 2004 were $1.0 million from trusteeship of employee benefit plans and $1.9 million from the sales of mutual funds and annuities. In the case of the latter activity, the Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers’ risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies.

Other Service Charges, Commissions and Fees

This fee category has increased over the last three years and the Company continues to work on increasing other income and fees due to its importance as a potential contributor to profitability. Included within other service charges, commissions and fees are service fees arising from the processing of merchants’ credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. As shown in the table in Note 21, there was a decrease in broker fees from the sale of residential real estate loans. As mentioned in the section on loans above on page 37, loan sales declined in 2004 because the increase in interest rates slowed the market for refinancing.

Refund Transfer Fees and Net gain on Sale of Tax Refund Loans

These items of noninterest revenues are explained in the section below titled “Tax Refund Loan and Refund Transfer Programs” beginning on page 62.

Net Gain (Loss) on Sales and Calls of Securities

Gains and losses from sales and calls of securities are explained in the securities section above on page 35.

Other income

Losses on the tax credit partnerships increased in 2004 in part because of the sale of one partnership by the Company. The Company estimates the operating loss for the year for these partnerships based on the prior year because the actual loss is not known until the partnership tax reporting is sent to the Company later in the subsequent year. The Company had underestimated the losses in the prior years and as a result certain adjustments were made in the fourth quarter to appropriately reflect the carrying value. Such amounts were not material to prior year results of operation.

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

TABLE 15A—Operating Expense and Efficiency Ratios (Note N)

	Years Ended December 31,
	2004	2003	2002
Operating expense as a percentage of average assets	3.15%	3.49%	3.45%
Operating efficiency ratio	52.76%	53.53%	50.51%

Another ratio that is used to compare the Company’s expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures what proportion of each dollar of net revenue is spent earning that revenue (Note O). With a significant proportion of the Company’s revenues coming from Trust and Investment fees and RT fees, management focuses more on this ratio than the operating expense to assets ratio. The ratios for the Company’s holding company peers were 60.0% for 2004, 59.2% for 2003, and 57.2% for 2002. The ratios for the Company without RAL are shown in Table 16G.

Salaries and Benefits

Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes and workers’ compensation. The following table shows the amounts included for these components for the last three years.

TABLE 15B—Salaries and Benefits Detail

(in thousands)	Years ended December 31,
	2004	2003	2002
Salaries	$64,072	$57,904	$51,489
Bonuses	12,372	9,164	7,787
Retirement benefits	10,904	9,729	9,656
Payroll taxes	5,682	5,210	4,570
Workers compensation	1,667	1,895	918

Total	$94,697	$83,902	$74,420

Actual salaries have not increased significantly over the last three years compared to the growth in the Company’s loans and deposits. Average loans increased 29.3% and average deposits increased 28.1% from 2002 to 2004. The acquisition of PCCI in March accounts for $7.7 million of the increase in salaries.

Bonuses and other incentive pay are accrued during the year, but most payments are made at the end of February in the year following the year to which they relate. In 2003, the Company expanded its pay-for-performance plan to virtually all of the operating units. Goals for growth in loans and deposits and for sales of services or products were set at the beginning of the year and were, in many cases significantly exceeded, though profitability was not as high as planned because of the continued low interest rate environment. The RAL/RT program also exceeded expectations and bonuses to staff in those programs increased over the amounts paid for 2002.

Net income for 2004 exceeded that for 2003 by almost 16% due to significant internal growth, strong credit quality, and the acquisition of PCCI. Bonus amounts were increased correspondingly.

The workers’ compensation issue in California has received a significant amount of media attention. After researching its options and obtaining insurance quotations for the continuance of full coverage, Management concluded that the quoted premiums were too high and that it would be less expensive in the long run to self-insure for all but catastrophic levels of claims. This change requires the Company to establish a reserve for claims each year. The reserve is determined by independent actuaries and is based on past experience. The Company’s change became effective August 1, 2003. Claims for injuries that occurred prior to that date but have not yet been reported and further costs related to claims in process for injuries prior to that date are the responsibility of the insurance company from whom the Company had purchased coverage. Beginning August 1, 2003, the Company expensed a prorated share of the catastrophic coverage premium. It also recorded expenses related to claims for injuries incurred after the change to self-insurance and recorded a liability through a charge to this expense category for the estimated cost of injuries that occurred prior to December 31, 2003. For 2004, the Company recognized the cost of the catastrophic coverage and recognized a reserve for an estimate of the cost of injuries that occurred in 2004, both reported and unreported. Based on lower claims experience in 2003 and early 2004, the reserve set aside in 2004 was lower than that expensed in 2003.

Net Occupancy Expense

There were relatively small increases in occupancy expense in 2003 over 2002 and in 2004 over 2003, consistent with renewals of leases, office renovations, and increases in utilities. Note 27 describes an adjustment posted in the fourth quarter of 2004 to recognize the cumulative effect of rent escalation clauses on operating leases.

Equipment Rental, Depreciation, and Maintenance

Variations in the accounts included on this line of the consolidated income statements are due to the continuing need to upgrade computers and processing equipment, offset by lower maintenance cost on newer equipment. On February 7, 2005, the Chief Accountant of the SEC sent a letter to the American Institute of Certified Public Accountants calling attention to several issues in the accounting for leases. One of issues is the requirement to recognize minimum or fixed rent increases on a straight-line basis. When the Company reviewed its lease accounting in response to the letter, it discovered that it had not followed the straight-line recognition in all cases. The Company determined that it had under-recognized lease expense over the terms of these leases by a cumulative amount of $885,000.

Other Expense

The major components of other expense are shown in Note 22 to the Consolidated Financial Statements on page 126.

Consultant Expense:  The increases from 2002 to 2003 and from 2003 to 2004 are due primarily to increases in auditing fees and fees incurred for assistance with implementing the Sarbanes Oxley Act. These costs do not include employee time spent on the project. In subsequent years, the external and internal costs are expected to be less.

Software Expense:  Software expense has increased over the three year period shown in the table in Note 22. The Company is installing new core banking data processing and customer relationship management systems. While many of the costs associated with these projects are capitalized as either purchases of software or software development, some costs must be expensed as incurred. Initial implementation is expected in the third quarter of 2005, and amortization of the capitalized costs will start at that time. Similar to computers, which must be upgraded when maintenance becomes more expensive than replacement, there is a continuing need to upgrade software as vendors no longer support earlier versions.

Off-balance Sheet Contingency Loss:  As explained in Notes 1, 7, and 17, the Company must establish a contingency loss for known or estimated losses relating to letters of credit or other unfunded loan commitments. In 2003, the Company was notified by one of its customers that the customer did not expect to be able to meet its contractual obligations regarding debt payments. The Company had guaranteed the obligations by means of standby letters of credit. As of the end of 2002, the Company had established a contingency loss reserve of $1.8 million for these letters of credit. With the new information received in 2003, the Company assumed that the third parties would eventually draw the letters of credit and, believing that reimbursement by the customer was unlikely, the Company increased the contingency loss reserve by another $4.3 million up to the whole amount of the letters of credit. One of the two letters of credit was in fact drawn in 2003, and the other in 2004. Because of doubts about collectibility, the whole amount of the draws, $5.9 million, was written off.

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

CAPITAL RESOURCES

As of December 31, 2004, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. To be considered “well-capitalized”, the ratio must be at least 10%. At the end of 2004, the Company’s total risk-based capital to risk-weighted asset ratio was 12.1%. The Company also must maintain a Tier I capital to risk-weighted asset ratio of 6% and a Tier I capital to average assets of 5% to be considered well-capitalized. The actual ratios at December 31, 2004 for the Company were 8.2% and 6.3%, respectively. While the Company remained well-capitalized, the ratios decreased during 2004 because the acquisition of PCCI for cash only resulted in an increase in assets with no corresponding addition of capital.

Based on average balances the Company has maintained equity to asset ratios of 7.59%, 8.38%, and 8.40% for the years ended December 31, 2004, 2003, and 2002, respectively.

The composition of Tier I and Tier II capital, the minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition and the Company’s ratios as of December 31, 2004 are presented in Note 20.

PCBNA is also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well-capitalized. PCBNA’s ratio at the end of 2004 was 12.50%. The Bank has issued a total of $121 million in subordinated debt. Each issue had a maturity of 10 years. While shown on the consolidated balance sheets as long-term debt, for the first half of their 10-year terms they are included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio for both the Company and PCBNA. In the second half of their terms, one fifth of the balance will be excluded each year from capital in this computation. All issues are still within the first five years of their term. The subordinated debt issued by the Bancorp was issued in connection with the issuance of trust preferred debt as described in Note 13. Though the subsidiary trusts are not consolidated with the Company—see “Consolidation of Variable Interest Entities”—the $30 million in trust preferred debt issued by them count as Tier 1 capital for the Company for their full term.

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

As mentioned in Note 18, the Company purchased shares in 2002 and 2003. No shares were repurchased in 2004 other than fractional shares resulting from the stock split. At December 31, 2004, there was approximately $18.6 million remaining to purchase outstanding shares from the most recent repurchase program authorized by the Board of Directors.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company’s assets have been increasing at a compound annual growth rate of 14.4%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 13.6% over the same period of time, but this is reduced by dividends distributed to shareholders. The Company’s dividend payout ratio over the last three years has been 35.9% for 2004, 36.5% for 2003, and 32.7% for 2002. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 12.7%.

There are three primary considerations Management must keep in mind in managing capital levels and ratios. The first is that customers are attracted to the Company because of the relationship that is built with the customer, not the individual transaction. This requires the Company to be able to meet the credit needs of the borrower when they need to borrow. Therefore, it is essential that management maintain sufficient capital to avoid needing to alternate between being able to make loans and not able to make loans. If capital were not sufficient, the Company might not be able to lend.

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

The third consideration is that as loan demand picks up in an improving economy, raising additional capital is likely to be necessary. Because the capital ratios are primarily a regulatory issue, it is not always necessary for the Company to issue more common stock. There is generally less impact on the return on equity and on earnings per share by using other forms of regulatory capital like additional subordinated debt or trust preferred securities. Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. Management has had on-going discussions with investment bankers regarding the issuance of such capital and has been informed that amounts in addition to that issued in late 2004 could be accomplished with relative ease.

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

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed “swapping”. In 2004, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $8.9 million or 14.6% of the net growth in shareholders’ equity in the year. At December 31, 2004, there were approximately 1.1 million options outstanding and exercisable at less than the then-current market price of $33.99, with an average exercise price of $18.06. This represents a potential addition to capital of $19.9 million, if all options were exercised with cash. However, many options are likely to be exercised by swapping. Therefore, some amount less than the $19.9 million in new capital will result from the exercise of options. In addition, except for those options expiring in 2005, the options are likely to be exercised over a number of years.

The impact of the RAL program on the Company’s capital is discussed below.

Aside from the $18.6 million amount authorized for share repurchases and those commitments reported in Note 17, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements as of the end of 2004. There is no specified period during which the share repurchases must be completed.

In any case, Management intends to take the actions necessary to ensure that the Company and the Bank will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL Program on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RAL loans. Management estimates that, were it to do a formal computation, on certain days during those weeks it and PCBNA may be classified as adequately-capitalized, rather than well-capitalized. The Company has discussed this with its regulators. Payments are received from the IRS each Friday during the RAL season and generally the Company and PCBNA move back into the well-capitalized classification with each payment.

In Note 10 is a description of the securitization that the Company utilizes as one of its funding sources for funding RALs. This securitization is a sale of some of the RALs to other financial institutions, and except for the capital that must be allocated for the small retained interest kept by the Company, it eliminates their impact on the capital ratios for the Company.

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

FDICIA specified capitalization standards, required stringent outside audit rules, and established stricter internal controls. There were also requirements to ensure that the Audit Committee of the Board of Directors is independent.

PCBNA is required by the provisions of CRA to make significant efforts to ensure that access to banking services is available to every segment of the community. It is also required to comply with the provision of various other consumer legislation and regulations.

The provisions of GLBA have been phased in over the last several years. These provisions permit banking organizations to enter into areas of business from which they were previously restricted. Similarly, other kinds of financial organizations are permitted to conduct business provided by banks. The act also imposed new restrictions on the sharing of customer information between financial institutions. The Company has responded to these new restrictions.

The Company and PCBNA must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

Two regulatory agencies—the FRBSF for the Company and the OCC for PCBNA—conduct periodic examinations of the Company and the Bank to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

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

There are legal limitations on the ability PCBNA to declare dividends to the Bancorp as disclosed in Note 20.

In 2002, the Sarbanes-Oxley Act was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations. Among the new requirements is the inclusion in the Company’s Annual Report for 2004 of a report by Management on the Company’s internal controls over financial reporting and the safeguarding of assets. The report must be evaluated by the Company’s independent registered public accounting firm. The Company has documented these internal controls, evaluated their effectiveness, and conducted testing to determine if they are functioning as intended. The Company has also responded to all of the other new requirements.

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

The Company’s objective is to ensure adequate liquidity at all times by maintaining liquid assets, by being able to raise deposits and liabilities, and by having access to funds via capital markets. Having too little liquidity can result in difficulties in meeting commitments and lost opportunities. Having too much liquidity can result in less income because liquid assets usually do not earn as high an interest rate as less liquid assets, and interest expense paid on unnecessarily borrowed funds reduces profitability.

As indicated in the Consolidated Statements of Cash Flows principal sources of cash for the Company have included proceeds from the maturity or sale of securities, and the growth in deposits and other borrowings. The principal uses of cash have included increases in loans to customers and the purchase of securities. The use of cash for the purchase of securities was particularly high in 2003 due to the leveraging strategy described above on page 34. It is important to note that the purchase of securities is largely discretionary and the Company could reduce this use of cash if loan demand were to increase substantially.

To manage the Company’s liquidity properly, however, it is not enough to merely have large cash inflows; they must be timed to coincide with anticipated cash outflows. Also, the available cash on hand or cash equivalents must be sufficient to meet the exceptional demands that can be expected from time to time relating to natural catastrophes such as flood, earthquakes, and fire.

The Company manages the adequacy of its liquidity by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity.

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

At various times strong loan demand outpaces deposit growth. At these times, the Company draws down any excess funds invested in overnight money market instruments or uses overnight borrowings to maintain immediate liquidity. The rate paid on these borrowings is more than would be paid for transaction (NOW & MMDA) deposits, but aside from this, there have been no adverse consequences from relying more on borrowing ability than on holding liquid assets in excess of the immediate amounts needed. The Company’s strong capital position and earnings prospects have meant that these sources of borrowing have been readily available.

The Company has access to uncommitted lines at a variety of other financial institutions for overnight Federal funds purchases, each of which is used or tested at least annually.

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

PCBNA issues brokered CDs utilizing several brokers as a funding component for the RAL program and for interest rate risk management. PCBNA also used brokered CDs in late 2003 to provide the funds for the PCCI acquisition anticipated to close in the first quarter of 2004. PCBNA must be well-capitalized in order to issue brokered CDs.

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances from the FHLB; securitizing loans; and accessing capital markets for the issuance of debt or equity. The fixed-rate advances the Company borrowed from the FHLB to fund the purchase of securities under the leveraging strategy, described on page 34, is an example of coordinating a source of long-term liquidity with asset/liability management. Similarly, while initiated to manage capital, the securitization of some of the Company’s auto loans in January 2001 provided $58.2 million to be used for making other loans.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs in late January and early February of each year. As discussed in the “Funding and Liquidity Issues” sub-section of RAL section of this discussion above, the following considerations are kept in mind in providing the needed liquidity:

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

Banks’ largest sources and uses of operating liquidity arise from activities that are not defined as operating activities in the required format of the statement of cash flows, e.g. from deposits and loans. Therefore, looking at the cash flow statement of a bank is not of as much assistance nor is it evaluated the same way as for a commercial business. More emphasis must be placed on the investing and financing sections of the statement in assessing liquidity.

For the three years reported in the consolidated statements of cash flows, the Company has shown ample ability to maintain a significant amount of asset liquidity through financing activities at the same time as it increased its investing in loans, securities, and fixed assets.

In early 2004, the Company entered into a long term lease for some real property that includes one of its branches. To ensure the continued availability of this branch site, it was necessary to lease the larger parcel. The space not currently used by the Company is now leased to other commercial enterprises. These leases will continue for a variety of terms. The Company does not anticipate problems in maintaining tenants in these spaces because the property is in a high-traffic commercial area. The signing of this lease added approximately $46 million in contractual obligations. These obligations split between non-cancelable leases for the operating lease portion for the land and capital leases for the buildings in the first Table in Note 17. However, with the offsetting rents received from subtenants, the Company does not expect that net liquidity demands will be any larger than they would have been if the current individual lease arrangement could have been maintained.

INCOME TAX EXPENSE

Income tax expense is the sum of two components: the current tax expense or provision and the deferred tax expense or provision. Current tax expense is the result of applying the current tax rate to taxable income.

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

There are a number of differences between the Federal and state rules in the tax treatment of certain items of income and expense. For years prior to 2002, the Company was permitted to recognize a portion of its provision for credit losses as a deductible item for state taxes though it could recognize only actual charge-offs for Federal tax purposes. In effect, California permitted an allowance for credit losses for taxes. In 2002, California enacted legislation that would conform its tax accounting for provision expense to the Federal method and required Banks to recapture one half of this allowance as taxable income. The recaptured amount would be deductible again when the loans to which it related were charged off. The other half of the allowance became a permanent difference. This resulted in a one-time tax benefit that accounts for the lower reconciliation percentage for 2002 for state taxes in the reconciliation table than in 2003 and 2004.

The effective tax rate was higher in 2004 than 2003 as the Company’s tax exempt income has not increased the same rate as its taxable income. For example, very few of PCCI’s securities were tax exempt. The acquisition added taxable income with no corresponding increase in tax exempt income.

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

For the years 2004, 2003, and 2002, the Company has declared cash dividends which were 35.9%, 36.5%, and 32.7%, respectively, of its net income. The Company’s policy is to pay dividends of approximately 35%-40% of net income. The most recent information for the Company’s peers shows an average payout ratio of 29.1%. The Board of Directors periodically increases the per share dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The last increase was declared in the first quarter of 2004.

MERGERS AND ACQUISITIONS

In March 2002, the Company acquired certain assets and liabilities of two branches of another financial institution. The deposits and loans acquired in this transaction were combined with PCBNA’s existing branches in those communities of Monterey and Watsonville.

On March 5, 2004, the Company completed its acquisition of Pacific Crest Capital, Inc. (PCCI) in an all cash transaction valued at $135.8 million, or $26 per each diluted share of Pacific Crest Capital common stock. The assets and liabilities acquired and the goodwill recognized are disclosed in Note 2.

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

As indicated in the overall summary at the beginning of this discussion, part of the upward trend in earnings is attributable to the RAL and RT programs. The Company is one of three financial institutions which together provide over 90% of these products on a national basis. Management estimates that the Company has a 25%—30% share of the market. The Company provides these services to taxpayers that file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

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

Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. No late fees are charged to customers whose loans are not paid within the expected time.

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

The following table shows fees by product for the last three years and the percentage of growth:

TABLE 16A—RAL and RT Fees

(dollars in millions)	RAL Income	RT Fees	Pre-tax Income
2002	$29.9	$16.6	$35.4
$ change	$9.8	$3.2	$5.0
% change	32.8%	19.3%	14.1%
2003	$39.7	$19.8	$40.4
$ change	$(0.2)	$1.3	$5.1
% change	-0.5%	6.6%	12.6%
2004	$39.5	$21.1	$45.5

RAL Credit Losses

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

If the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 9B, these steps result in a relatively high rate of recovery on the prior year’s losses, but net losses nonetheless remain higher than for other loans.

Total net RAL charge-offs in 2004 were $8.4 million compared to $8.5 million in 2003 and $2.1 million in 2002. The charge-off rate was lower in 2002 than in any prior year. While the IRS made no official announcement to this effect, it seemed that fewer refund claims were selected for examination. In addition, there were some IRS processing problems encountered in the 2001 season which the Company took extra steps in 2002 to mitigate by using more consumer credit checks before approving loans. Net charge-offs were higher in 2003 and 2004 than in 2002 as it appeared a more normal level of returns was selected for review.

RAL/RT Product Mix and Impact on Pre-tax Income

The product mix remained relatively the same over the period 2002 through 2004—approximately one third RALs and two-thirds RTs. The fees for the RAL product are higher because there are funding and credit costs that must be covered in addition to the processing costs that are the only costs for the RT product. The Company anticipates that the total number of products sold will continue to grow as more taxpayers file their returns electronically. It is also expected that more of the increase will be in the RT product, because the self-prepared returns are more common in the RT product and self-prepared returns are the faster growing segment of the market. It appears that the preparer segment may be approaching saturation. This would suggest that revenues and pre-tax profitability will not increase at the same rate as the numerical volume.

Funding and Liquidity Issues

While RTs are strictly a processing business—the Company simply remits the refund to the taxpayer after it has received it from the IRS—RALs present the Company with some special funding or liquidity needs. Funds are needed for lending only the very short period of time that RAL loans are made. The season starts in the middle of January and continues into April, but even within that time frame, they are highly concentrated in the last week of January and first two weeks of February. The first issue then is that the Company must arrange for a significant amount of very short term borrowings. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased (unsecured) and repurchase agreements (borrowings collateralized by securities or loans). These two sources match the short term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and once other sources must be utilized, funding becomes more expensive. The Company must make use of other less efficient sources, specifically some term advances from the FHLB and brokered deposits.

The IRS pays refunds to the Company each Friday. This frequently results in such a large amount of cash that the Company is able to pay back all of its overnight borrowing from the day before and still have an excess of cash that must be invested. Multi-day sources of funding like the FHLB advances and brokered deposits are less efficient because they involve borrowing on those days when the Company has the excess funds.

As mentioned in Note 10, the Company has also securitized some of the RALs. As explained below, this accounting has the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

Management is expecting that total volume of transactions will be higher in 2005 than in 2004 as the number of taxpayers filing their returns electronically increases. This has required the Company to add additional funding arrangements to the mix for 2005, but they are of the same types as used in prior years. The Company has arranged a larger securitization for 2005 and has arranged for increases in its overnight credit lines issued by other financial institutions a larger proportion of the more efficient overnight funds.

All of the direct costs of the funding are charged to the program in the segment results shown in Note 26 to the Consolidated Financial Statements, but some of the costs, specifically the opportunity cost of holding more liquid and therefore more easily pledged securities, are too difficult to allocate.

RAL Average and Period-end Balances

The balances of RALs outstanding during each tax-filing season are included in the average balance for consumer loans shown in Table 2, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2004 and 2003, because all loans not collected from the IRS by the end of each year are charged-off.

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

Management has reviewed its loan documents with compliance counsel to ensure that the disclosure is complete and fair as to these claims. Its ratio of RTs to RALs—two-thirds to one third—suggests that alternatives are in fact explained. The APR on RALs is high because of the short time on average that they are outstanding. However, the funding, processing, and credit costs also need to be recovered over that very short period of time and computed as an APR, they too are high (Note P).

The Company has reviewed its RAL program in the context of the OCC’s guidelines as to what it holds to be “predatory lending practices,” and is confident that its practices are not predatory.

Classification of RAL and RT Fees and the Effect of Securitization Accounting

Generally, the fees earned on the RALs are included in the accompanying Consolidated Income Statements for 2004, 2003 and 2002 within interest and fees on loans. The fees earned on the RTs are reported as a separate item within noninterest revenue.

The securitization changes how some of the income and expenses with the program are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of loans. This gain account is reported as a separate noninterest revenue line on the Consolidated Statements of Income. Based on the availability of other, cheaper sources of funds relative to the expected growth in the amount of funding needed, the amount of loans securitized each year varies significantly. This means that the cash flows and, therefore, the net gains associated with the sold RALs have also varied significantly. Specifically, in 2002 these cash flows included $14.0 million in fees, $1.9 million in interest expense and fees charged by the securitization partners, and $1.9 million in loans charged-off for a net gain of $10.2 million. In 2003 these cash flows included $12.5 million in fees, $1.4 million in interest expense and fees charged by the securitization partners, and $3.0 million in loans charged-off for a net gain of $8.0 million. In 2004, there were $5.9 million in fees, $840,000 in interest expense, and $2.1 million in loans charged-off for a net gain of $2.9 million. As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2004, 2003, and 2002 despite there being no substantive differences in the economics or profitability between the years. In other words, a year with a large gain occurring because more loans were sold is not necessarily more profitable than a year with less gains, but more interest income. Therefore, the Company measures the performance of the segment without respect to the sale of loans, instead treating the securitization as if it were a secured borrowing.

To assist the reader in understanding how Management compares the profitability of one year to the last, the following pro forma table compares selected items of income and expense for the Company as if the securitization had not taken place, i.e. as if the Company had borrowed the funds from the securitization participants instead of selling the loans to them. It should be noted that there is no difference in the figures in the table below for income before taxes and the comparable figure for income before taxes in the Consolidated Statements of Income. Because all cash flows related to the securitization each year are completed during the first quarter, securitization accounting has the effect simply of moving items from one category of the income statement to another. The securitization does not have the effect of moving income or expense from one period to another. This pro forma table is not intended to be a presentation in accordance with GAAP.

TABLE 16B—RAL Securitization Proforma

(in thousands)	Years Ended December 31,
	In accordance with GAAP 2004	Pro Forma Amounts 2004	In accordance with GAAP 2003	Pro Forma Amounts 2003	In accordance with GAAP 2002	Pro Forma Amounts 2002
Interest income from loans	$267,830	$273,750	$226,413	$238,886	$222,754	$236,777
Interest expense on other borrowed funds	$25,480	$26,320	$17,029	$18,441	$14,711	$16,629
Net interest income	$259,900	$264,980	$218,256	$229,317	$203,947	$216,052
Provision for credit losses	$11,965	$14,100	$18,286	$21,315	$19,727	$21,662
Net gain on sale of tax refund loans	$2,945	$—	$8,031	$—	$10,170	$—
Income before income taxes	$140,523	$140,523	$118,013	$118,013	$114,716	$114,716

(in thousands)	Years Ended December 31,
	Pro Forma Adjustments 2004	Pro Forma Adjustments 2003	Pro Forma Adjustments 2002
Interest income from loans	$5,920	$12,473	$14,023
Interest expense on other borrowed funds	$840	$1,412	$1,918
Provision for credit losses	$2,135	$3,029	$1,935

The top portion of the table above shows amounts reported by the Company in its Consolidated Statements of Income and pro forma amounts showing the effect of treating the securitization as a borrowing arrangement. The bottom portion of the table discloses the pro forma adjustments used in preparing the pro forma amounts.

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three years ended December 31, 2004, 2003, and 2002.

TABLE 16C— Operating Results for the RAL and RT Programs

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002
Interest income from RALs	$36,673	$31,984	$19,846
Interest expense on funding	(1,118)	(814)	(1,604)
Intersegment revenues	4,704	1,824	4,046
Internal charge for funds	—	(2,684)	(2,648)

Net interest income	40,259	30,310	19,640
Provision for credit losses—RALs	(8,468)	(8,530)	(2,105)
Refund transfer fees	21,049	19,841	16,645
Collection Fees	4,873	4,263	2,531
Gain on sale of loans	2,945	8,031	10,170
Operating expense	(19,814)	(12,615)	(12,888)
Income before taxes	$40,844	$41,300	$33,993

Charge-offs	$12,511	$13,712	$6,615
Recoveries	(4,043)	(5,182)	(4,510)

Net charge-offs	$8,468	$8,530	$2,105

The four tables below show the balances and amounts of interest income and expense that are excluded in computing the without RAL or without RAL/RT amounts and ratios disclosed in various sections of Management’s Discussion and Analysis. These pro forma tables are not intended to be presentations in accordance with GAAP.

TABLE 16D—RAL Amounts Used in Computation of Net

Interest Margin and Other Ratios Exclusive of RALs

	Years Ended December 31,
(dollars in thousands)	2004			2003
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$565,142	$102,769	$462,373	$523,033	$121,659	$401,374
Average loans	3,804,869	102,769	3,702,100	3,151,328	121,659	3,029,669
Average total assets	5,707,971	392,547	5,315,424	4,645,654	139,794	4,505,860
Average earning assets	5,299,914	185,658	5,114,256	4,326,896	121,659	4,205,237
Average certificates of deposit	1,447,208	11,718	1,435,490	2,831,358	11,604	2,819,754
Average interest
bearing liabilities	4,188,768	225,992	3,962,776	3,267,652	11,604	3,256,048
Average equity	433,268	65,049	368,219	389,269	49,815	339,454
Consumer loans interest income	68,165	36,540	31,625	61,749	31,712	30,037
Loan interest income	264,900	36,540	228,360	226,413	31,712	194,701
Interest income	326,181	36,673	289,508	272,189	31,984	240,205
Interest expense	69,211	1,118	68,093	53,933	814	53,119

*The Company does not keep separate equity accounts for the RAL/RT segment. The equity amount disclosed in this Table is computed by adding all pretax income for the segment, applying a statutory tax rate as there are no tax-advantaged assets in the program, and applying an assumed dividend payout ratio of 37.5%. As indicated in Note 26, no attempt is made to allocate indirect overhead.

TABLE 16E—Calculation of Ratios of Net Charge-offs Including and Excluding RALs

(dollars in thousands)	2004	2003	2002	2001	2000
Total Including RALs
Net charge-offs	$13,525	$22,557	$14,778	$12,924	$10,908
Average loans	$3,804,869	$3,151,328	$2,942,082	$2,678,225	$2,388,740

Ratio	0.36%	0.72%	0.50%	0.48%	0.46%

Total Excluding RALs
Net charge-offs	$5,057	$14,027	$12,673	$8,730	$7,741
Average loans	$3,702,100	$3,029,669	$2,874,091	$2,619,325	$2,328,576

Ratio	0.14%	0.46%	0.44%	0.33%	0.33%

TABLE 16F—Reconciliation of Other Amounts With and Without RAL/RT Amounts

	Years Ended December 31,
(dollars in thousands)	2004			2003
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Noninterest revenue	$75,635	$28,867	$46,768	$80,281	$32,133	$48,148
Operating expense	179,906	15,110	164,796	162,238	13,473	148,765
Provision for credit losses	12,809	8,468	4,341	18,286	8,530	9,756
Income before income taxes	139,890	40,844	99,046	118,013	41,300	76,713
Provision for income taxes	51,946	17,175	34,771	42,342	17,367	24,975
Net Income	87,944	23,669	64,275	75,671	23,933	51,738

(dollars in thousands)	Year Ended December 31, 2002
	Consolidated	RAL/RT	Excluding RAL/RT
Noninterest revenue	$73,784	$28,999	$44,785
Operating expense	143,288	11,143	132,145
Provision for credit losses	19,727	2,105	17,622
Income before income taxes	114,716	33,993	80,723
Provision for income taxes	39,865	14,294	25,571
Net Income	74,851	19,699	55,152

TABLE 16G—Ratios Including and Excluding RAL/RT Programs

	Years Ended December 31,
	2004		2003		2002
	Consolidated	Excluding RALs	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	1.54%	1.21%	1.63%	1.15%	1.80%	1.39%
Return on average equity	20.30%	17.46%	19.44%	15.24%	21.46%	17.57%
Operating efficiency	52.76%	59.59%	53.53%	62.04%	50.51%	55.88%
Net interest margin	4.97%	4.45%	5.20%	4.61%	5.47%	5.09%

FOURTH QUARTER 2004 ADJUSTMENTS

The Company identified three accounting errors that it corrected in the fourth quarter of 2004. These errors are described in the succeeding paragraphs. The portions of these adjustments that related to any prior period financial statements were immaterial.

On February 7, 2005, the Chief Accountant of the SEC sent a letter to the American Institute of Certified Public Accountants calling attention to several issues in the accounting for leases. One of the issues is the requirement to recognize minimum or fixed rent increases on a straight-line basis. When the Company reviewed its lease accounting in response to the letter, it discovered that it had not followed the straight-line recognition in all cases. The Company determined that it had under-recognized lease expense over the terms of these leases going back as far as 1993 by a cumulative amount of $885,000.

During the fourth quarter of 2004, the Company recognized that it had not posted all of the losses on its low income housing tax credit partnerships. The cumulative amount of the unrecognized losses was $1.4 million. Most of this amount relates to the years prior to 2002 and in no case would adjustment for any prior period financial statements be material.

During the fourth quarter of 2004, the Company recognized $1.4 million in stay pay bonuses, of which $980,000 was attributable to prior quarters in 2004. Adjustment to the financial statements for these prior quarters is not material.

These adjustments had an impact on net income for the fourth quarter of 2004 of $2.2 million or 5¢ per diluted share. For the year of 2004, the impact on net income was $1.3 million or 3¢ per diluted share.

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

Accounting standards for business combinations accounted for as poolings required that the figures for prior years be restated as if the combination occurred at the beginning of the first year presented. Therefore, the assets, deposits, and net income obtained in pooling transactions are included in both the current numbers and the prior period numbers and a difference between the two would not be explained by the transaction. There is no such restatement for prior year figures for purchase transactions—the balances or net income are included only from the date of the acquisition. As indicated in “Accounting for Business Combinations” in Note 1, accounting for acquisitions as pooling of interest is no longer permitted.

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

NOTE D	FAIR VALUE ADJUSTMENTS TO SECURITIES AND NONACCRUAL LOANS IN TABLE 2

The yield information in Table 2 does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

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

NOTE F  INTEREST RATE SENSITIVITY AND MATURITY

In general, the longer the period to maturity of a fixed-rate financial instrument, the more sensitive is its market value to changes in interest rates. This occurs because any difference between current market rates and the original rate at issuance will remain in place longer for a longer period. For example, if interest rates increase by 1%, then the investor in a bond or other financial instrument with 10 years remaining until maturity will receive 1% less than the current market rate for 10 times longer than an investor that holds a bond or other financial instrument with one year remaining until maturity. In other words, the second investor will be able to reinvest the proceeds from the maturing bond after only one year and consequently will incur less of an economic loss than the first investor when interest rates go up.

NOTE G  HYPOTHETICAL INTEREST RATE CHANGES

Although interest rates normally would not change in this sudden manner, the very steep decline in interest rates during 2001—a 4.75% decline in 10 months—make the 2% shock a more realistic scenario than most observers would have believed four years ago.

At December 31, 2003, the FOMC’s target rate for Federal funds sold between banks was 1.00%. It is clear that this target rate could not be decreased another 2.00% as modeled on page 30 of this discussion. Nonetheless the Company uses a hypothetical decrease of 2.00% along with an increase of 2.00% to show changes in the sensitivity to interest rates comparable with the prior year.

NOTE H  INTEREST RATE YIELD CURVES

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 2004, 2 year U.S. Treasury notes sold at a price that yielded 3.08% while 10-year notes sold at a price that yielded 4.24%. A line drawn that plots this relationship for a whole range of maturities will be “steeper” when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be “flatter” when there is not as much of a difference. The following table shows rates for some selected maturities to demonstrate how the yield curve has changed over the last two years.

	Target Fed Funds Rate	3 Month Treasury Bills	2 Year Treasury Notes	10 Year Treasury Notes	30 Year Treasury Notes	Shape
December 31, 2002	1.25%	1.19%	1.60%	3.81%	4.78%	Steep but lower overall
December 31, 2003	1.00%	0.95%	1.84%	4.27%	n/a	Steeper
December 31, 2004	2.25%	2.22%	3.08%	4.24%	n/a	Less steep

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

NOTE J  MORTGAGE-BACKED SECURITIES

A large number of home mortgage loans may be grouped together by a financial institution into a pool. Interest in this pool may then be sold to investors as securities. The payments received from the borrowers on their mortgages are used to pay the investors. The mortgage instruments themselves are the security or backing for the investors and the securities are termed mortgage-backed. The credit risk on the loans is not passed to the buyers of the securities.

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

NOTE K  RIDING THE YIELD CURVE

A common investment practice of financial institutions is called “riding the yield curve.” This technique relates to the normal shape of the yield curve explained in Note H. If a security maturing in five years is purchased when the shape of the yield curve is normal, it will provide a higher yield to the purchaser than a security with a remaining maturity of one year. If the five-year security is held for the full maturity it will be repaid at par. However, if it is sold a year prior to its maturity, it can likely be sold for a gain because it continues to earn a higher rate of interest over its remaining life than would be obtained by purchasing a one-year security just issued.

NOTE L  PEER DATA

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The Bancorp or holding company peers are a group of 84 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 2004, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 2004, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

The particular peer group used for comparison depends on the nature of the information in question. Company data like capital ratios and dividend payout are compared to other holding companies, because capital is generally managed at the holding company level and dividends to shareholders are paid from the holding company, not the individual banks. Expense and revenue ratios are also compared to other holding company data because many holding companies provide significant services to their subsidiary banks and may also provide services to customers as well. These items would not be included in FDIC bank-level data. Credit information relates to the making of loans, which is generally a bank-level activity. Therefore, FDIC data in this area is more pertinent.

NOTE M  CHANGES IN TARGET FEDERAL FUNDS RATES

From January 1, 2000 through December 31, 2004, the FOMC changed the target rates for Federal funds as follows:

Date	Amount of Change	New Target Rate
February 2000	+0.25%	5.75%
March 2000	+0.25%	6.00%
May 2000	+0.50%	6.50%
January 2001	-0.50%	6.00%
January 2001	-0.50%	5.50%
March 2001	-0.50%	5.00%
April 2001	-0.50%	4.50%
May 2001	-0.50%	4.00%
June 2001	-0.25%	3.75%
August 2001	-0.25%	3.50%
September 2001	-0.50%	3.00%
October 2001	-0.50%	2.50%
November 2001	-0.50%	2.00%
December 2001	-0.25%	1.75%
November 2002	-0.50%	1.25%
June 2003	-0.25%	1.00%
June 2004	0.25%	1.25%
August 2004	0.25%	1.50%
September 2004	0.25%	1.75%
November 2004	0.25%	2.00%
December 2004	0.25%	2.25%

NOTE N	COMPARISON OF CHANGES IN THE OPERATING EXPENSE TO AVERAGE ASSETS AND OPERATING EFFICIENCY RATIOS

The importance of not relying on one ratio or measurement to assess performance is illustrated by the changes from year to year in the two ratios in Table 15A. The two ratios changed dissimilarly from 2002 to 2003 and from 2003 to 2004. Operating expense as a percentage of assets increased 4 basis points or 1.2% of the 2002 ratio while the operating efficiency ratio increased by 302 basis points or 6.0% of the 2002 ratio. The reason for the different degree of change is the large growth in assets during 2003 arising from the leveraging program. A relatively large volume of assets was added which is the denominator in the first ratio, offsetting the increase in expenses. While adding net interest income, the lower yielding leverage assets did not increase income—the denominator of the operating efficiency ratio—by a comparable degree. Consequently, the increase in the numerator of this ratio increased proportionately more than the denominator and the ratio increased to a greater degree than did the operating expense to assets ratio. In 2004, the various components of the operating efficiency ratio remained in the same proportion as 2003, but assets increase in 2004 at a greater rate than expenses.

NOTE O  COMPUTATION OF THE OPERATING EFFICIENCY RATIO

The operating efficiency ratio is computed by dividing noninterest or operating expense by the sum of tax-equivalent (Note B) net interest income plus noninterest revenues exclusive of gains or losses on securities transactions.

NOTE P  ANNUALIZED PERCENTAGE RATE OF CREDIT COSTS FOR RALS

To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $2,800. For 2004, the Company charged-off an average of about 105 basis points. 105 basis points for an average loan would be $29.40. Expressed as an APR, the $29.40 would be 38.3%. Funding and processing costs are incurred in addition to the credit costs.

NOTE Q  MARKET EFFICIENCY

In general, more active markets are more efficient, i.e., there is a narrower spread between the bid and asked price for a financial instrument the more frequently the instrument is traded. Consequently, if the Company is selling a thinly traded asset, it is not likely to get as high a price for the asset as it would for one that is widely traded. Similarly, the frequency of trading for a particular class of asset can vary and therefore the spread between bid and asked can increase or decrease for that same asset. Such variances can occur at different times of the year or based on economic news or conditions.

NOTE R  DERIVATIVE COSTS

Depending on the term and rate environment, there would likely be a difference in the starting rates between the two parties. For example, in an environment in which it is generally believed that rates will rise, to get another financial institution to enter into a swap contract under which it would receive fixed rate payments, the two rates would be set in a manner that the contract would start with the Company’s fixed rate obligation paying more than it received from the other institution on its variable rate obligation. Consequently, only if interest rates rose at least by the amount of that difference in initial rates would the swap have achieved its objective in the transaction.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have provided the required quantitative and qualitative disclosures about market risk in Management’s Discussion and Analysis on pages 9 through 74.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data	136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Capital Bancorp:

We have completed an integrated audit of Pacific Capital Bancorp’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Pacific Capital Bancorp and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Pacific Capital Bancorp did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the application of generally accepted accounting principles for leasing transactions and other non-routine transactions or over approval of general ledger journal entries, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( COSO ). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.    As of December 31, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles for leasing transactions and other non-routine transactions. The misapplications of generally accepted accounting principles involved: (a) initially recording a capital lease as an operating lease; (b) failing to record rental expense using a level expense in those instances where the lease terms included specific rent increases or minimum increases; (c) failing to record losses from the low-income housing tax credit limited partnerships in the appropriate accounting period; and (d) errors in the accounting for the purchase of Pacific Crest Capital, Inc. (PCCI) in March 2004 including errors in the accounting for stay-put bonuses. This control deficiency did not result in a misstatement of the 2004 annual or interim financial statements although it did result in adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to leasing transactions or other non-routine transactions that could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

2.    As of December 31, 2004, the Company did not maintain effective controls over approval of general ledger journal entries. Specifically, the Company has an open general ledger system in which journal entries can be processed without appropriate approval. Additionally, reconciliations of the general ledger that would detect unauthorized journal entries were not performed for general ledger accounts relating to prepaid and other expenses, accounts payable, cash, federal funds sold and general and administrative expense at the end of the accounting period. Furthermore, documentation surrounding the monitoring of monthly operating results that would detect unauthorized journal entries was either not prepared or retained. These control deficiencies in the aggregate did not result in any misstatements in the 2004 annual or interim consolidated financial statements; however, they could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that these deficiencies aggregate to a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, Management excluded certain elements of internal control over financial reporting of PCCI from its evaluation of internal control over financial reporting as of December 31, 2004 because PCCI was acquired by the Company in a purchase business combination during 2004. We have also excluded certain elements of internal control over financial reporting of PCCI from our audit of internal control over financial reporting. PCCI’s loans and fixed assets and pre-tax income represent $439.8 million and $6.1 million, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2004. PCCI’s investment portfolio was integrated with the Company’s investment portfolio at the time of the closing of the acquisition and was included in management’s and our evaluation of internal control over financial reporting.

In our opinion, management’s assessment that Pacific Capital Bancorp did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Pacific Capital Bancorp has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PRICEWATERHOUSECOOPERS LLP

San Francisco, CA

March 22, 2005

CONSOLIDATED BALANCE SHEETS

Pacific Capital Bancorp

and Subsidiaries

(amounts in thousands except per share amounts)	December 31,
	2004	2003

Assets:
Cash and due from banks (Note 4)	$133,116	$150,010
Federal funds sold and securities purchased under agreements to resell	—	33,010

Total cash and cash equivalents	133,116	183,020
Securities—available-for-sale at fair value (Note 5)	1,524,874	1,317,962
Loans (Note 6)	4,062,294	3,180,879
Less: allowance for credit losses (Note 7)	53,977	49,550

Net loans	4,008,317	3,131,329
Premises, equipment and other long-term assets (Note 8)	100,282	73,959
Accrued interest receivable	24,000	19,608
Goodwill (Note 9)	109,745	30,048
Other intangible assets (Note 9)	5,321	2,962
Other assets (Note 15)	119,130	100,742

Total assets	$6,024,785	$4,859,630

Liabilities:
Deposits: (Note 11)
Noninterest-bearing demand deposits	$1,013,772	$924,106
Interest-bearing deposits	3,498,518	2,930,611

Total deposits	4,512,290	3,854,717
Securities sold under agreements to repurchase and Federal funds purchased (Note 12)	179,041	58,339
Long-term debt and other borrowings (Note 13)	823,122	499,548
Obligations under capital lease	9,130	—
Accrued interest payable and other liabilities (Notes 14, 15, and 16)	41,520	47,978

Total liabilities	5,565,103	4,460,582

Commitments and contingencies (Note 17)
Shareholders’ equity (Notes 16, 18 and 20):
Common stock—no par value; $0.25 per share stated value; shares authorized: 80,000; shares issued and outstanding:
45,719 in 2004 and 45,284 in 2003	11,434	8,494
Preferred stock—no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	78,903	72,916
Accumulated other comprehensive income	7,970	12,807
Retained earnings	361,375	304,831

Total shareholders’ equity	459,682	399,048

Total liabilities and shareholders’ equity	$6,024,785	$4,859,630

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS

OF INCOME

Pacific Capital Bancorp

and Subsidiaries

(in thousands, except per share data)	Years Ended December 31,
	2004	2003	2002

Interest income:
Loans (Note 6)	$264,900	$226,413	$222,754
Securities	60,533	44,713	42,596
Federal funds sold and securities purchased under agreement to resell	748	1,050	1,346
Commercial paper	—	13	50

Total interest income	326,181	272,189	266,746

Interest expense:
Deposits (Note 11)	42,142	36,161	46,904
Securities sold under agreements to repurchase and Federal funds purchased	1,589	743	1,184
Long-term debt and other borrowings (Note 13)	25,480	17,029	14,711

Total interest expense	69,211	53,933	62,799

Net interest income	256,970	218,256	203,947
Provision for credit losses (Note 7)	12,809	18,286	19,727

Net interest income after provision for credit losses	244,161	199,970	184,220

Noninterest revenue:
Service charges on deposit accounts	16,529	15,464	14,138
Trust fees (Note 1)	15,429	14,399	13,273
Refund transfer fees	21,049	19,841	16,645
Other service charges, commissions and fees (Note 21)	17,756	16,939	13,456
Net gain on sale of tax refund loans	2,945	8,031	10,170
Net gain (loss) on sales and calls of securities	(2,018)	2,018	684
Other income (Note 21)	3,945	3,589	5,418

Total noninterest revenue	75,635	80,281	73,784

Operating expense:
Salaries and benefits (Notes 1, 14, and 16)	94,697	83,902	74,420
Net occupancy expense (Notes 8 and 17)	15,970	14,744	13,782
Equipment rental, depreciation, and maintenance (Note 8)	8,939	9,156	8,233
Other expense (Note 22)	60,300	54,436	46,853

Total operating expense	179,906	162,238	143,288

Income before provision for income taxes	139,890	118,013	114,716
Provision for income taxes (Note 15)	51,946	42,342	39,865

Net income	$87,944	$75,671	$74,851

Basic earnings per share (Note 3)	$1.93	$1.66	$1.61
Diluted earnings per share (Note 3)	$1.92	$1.64	$1.60
Average number of shares—basic*	45,535	45,646	46,393
Average number of shares—diluted*	45,911	46,083	46,653
Dividends declared per share (Note 19)	$0.69	$0.60	$0.53
Dividends paid per share (Note 19)	$0.69	$0.60	$0.53

*	Prior year shares were adjusted to account for stock split in June 2004.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pacific Capital Bancorp

and Subsidiaries

(in thousands)	Years Ended December 31,
	2004	2003	2002

Net income	$87,944	$75,671	$74,851

Other comprehensive income—
Unrealized gain on securities:
Unrealized holding (losses) gains arising during period	(10,364)	4,168	12,359
Less: reclassification adjustment for (losses) gains included in net income	(2,018)	2,018	684
Less: income tax expense (income) related to items of other comprehensive income	(3,509)	904	4,909

Other comprehensive income	(4,837)	1,246	6,766

Comprehensive income	$83,107	$76,917	$81,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

Pacific Capital Bancorp

and Subsidiaries

(in thousands except per share amounts)				Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
	Shares	Amount	Surplus			Total

Balance, December 31, 2001	34,942	$8,737	$106,929	$4,795	$205,415	$325,876
Activity for 2002:
Exercise of stock options (Note 18)	352	89	5,422	—	—	5,511
Retirement of common stock (Note 18)	(744)	(185)	(18,037)	—	—	(18,222)
Cash dividends declared at $0.53 per share	—	—	—	—	(23,707)	(23,707)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	6,766	—	6,766
Net income	—	—	—	—	74,851	74,851

Balance, December 31, 2002	34,550	8,641	94,314	11,561	256,559	371,075
Activity for 2003:
Exercise of stock options (Note 18)	337	84	6,579	—	—	6,663
Retirement of common stock (Note 18)	(924)	(231)	(27,977)	—	—	(28,208)
Cash dividends declared at $0.60 per share	—	—	—	—	(27,399)	(27,399)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	1,246	—	1,246
Net income	—	—	—	—	75,671	75,671

Balance, December 31, 2003	33,963	8,494	72,916	12,807	304,831	399,048
Activity for 2004:
Exercise of stock options (Note 18)	399	100	8,911	—	—	9,011
Stock split	11,357	2,840	(2,840)	—	—	—
Repurchase of fractional shares resulting from stock split	—	—	(84)	—	—	(84)
Cash dividends declared at $0.69 per share	—	—	—	—	(31,400)	(31,400)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	(4,837)	—	(4,837)
Net income	—	—	—	—	87,944	87,944

Balance, December 31, 2004	45,719	$11,434	$78,903	$7,970	$361,375	$459,682

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

Pacific Capital Bancorp

and Subsidiaries

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net Income	$87,944	$75,671	$74,851
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,582	9,920	9,685
Provision for credit losses	12,809	18,286	19,727
Provision (benefit) for deferred income taxes	2,497	2,708	4,801
Net amortization of discounts and premiums for securities and commercial paper	1,618	2,944	(2,539)
Reverse amortization on capital leases	200	—	—
Amortization of net deferred loan fees	5,298	3,854	3,357
Change in accrued interest receivable and other assets	(16,969)	3,292	(17,598)
Change in accrued interest payable and other liabilities	5,666	1,796	(338)
Net loss (gain) on sales and calls of securities	2,018	(2,018)	(684)
Increase (decrease) in income taxes payable	1,436	8,813	1,581

Net cash provided by operating activities	113,099	125,266	92,843

Cash flows from investing activities:
Purchase of banks or branches (Note 9)	(123,282)	—	48,678
Proceeds from sale of securities	86,745	145,926	74,848
Proceeds from calls, maturities, and partial pay downs of AFS securities	305,808	290,866	222,981
Proceeds from calls and maturities of HTM securities	—	3,987	9,661
Purchase of AFS securities	(492,847)	(888,259)	(390,874)
Proceeds from sale or maturity of commercial paper	—	15,000	50,000
Purchase of commercial paper	—	(14,987)	(49,950)
Net increase in loans made to customers	(484,505)	(187,470)	(231,178)
Purchase (sale) of tax credit investment	(180)	3,922	(8,409)
Net purchase or investment in premises and equipment	(25,362)	(15,662)	(12,952)

Net cash used in investing activities	(733,623)	(646,677)	(287,195)

Cash flows from financing activities:
Net increase in deposits	366,202	338,640	90,065
Net increase in borrowings with maturities of 90 days or less	93,797	28,616	34,650
Proceeds from long-term debt and other borrowing	244,314	273,200	114,500
Payments on long-term debt and other borrowing	(111,220)	(38,621)	(87,862)
Proceeds from issuance of common stock (Note 18)	8,927	6,663	5,511
Payments to retire common stock (Note 18)	—	(28,208)	(18,222)
Dividends paid	(31,400)	(27,399)	(23,707)

Net cash provided by financing activities	570,620	552,891	114,935

Net increase (decrease) in cash and cash equivalents	(49,904)	31,480	(79,417)
Cash and cash equivalents at beginning of year	183,020	151,540	230,957

Cash and cash equivalents at end of year	$133,116	$183,020	$151,540

Supplemental disclosure:
Interest paid during the year	$67,370	$53,906	$63,950
Income taxes paid during the year	$49,000	$33,000	$41,850
Non-cash additions to other real estate owned (Note 1)	$2,910	$—	$438

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Capital Bancorp

and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (the “Company”) is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA”), the Company provides a full range of commercial banking services to individuals and business enterprises. The banking services include making commercial, leasing, consumer, commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest-bearing checking (“NOW”), money-market, savings, and time accounts. PCBNA also offers safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services is offered through the Trust and Investment Services division. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns.

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”), and Pacific Capital Bank (“PCB”). The offices using the SBB&T brand are located in Santa Barbara and Ventura Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB and offices in San Benito County are branded SBB. These brand names were formally the names of independent banks merged at various times into one another and eventually into PCBNA. The offices of the former Pacific Crest Bank that were acquired in the purchase by the Company of Pacific Crest Capital Inc. (“PCCI”) described in Note 2 were merged into PCBNA and use the brand name Pacific Capital Bank.

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

Certain amounts in the 2002 and 2003 financial statements have been reclassified to be comparable with classifications used in the 2004 financial statements.

Securities

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. Securities may be classified as held-to-maturity, as available-

for-sale, or as trading securities. The appropriate classification is decided at the time of purchase. Only those securities that the Company both intends to hold and has the ability to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. Securities purchased specifically for later resale at a gain are classified as trading securities. All securities currently held by the Company are classified as available-for-sale. The Company does not purchase trading securities.

For securities that are classified as available-for-sale, interest income is recognized based on the coupon rate increased by the accretion of discounts or decreased by the amortization of premiums using the effective interest method including the accretion of discounts and the amortization of premiums. Discount is the excess of the face value of the security over the cost, and accretion of the discount is the periodic recognition of interest income above any cash interest received to increase the carrying amount up to the face value that will be received at maturity. Accretion thus increases the effective yield for the security above the interest rate for its coupon. Premium is the excess of cost over the face value of the security, and amortization of the premium is a periodic charge to interest income to reduce the carrying amount to the face value that will be received at maturity. Amortization reduces the effective yield for the security below the coupon rate. Discounts are accreted and premiums are amortized using the effective yield method over its estimated life.

Securities classified as available-for-sale are reported on the consolidated balance sheets at their fair value. As the fair value of these securities changes, the changes are included as elements of comprehensive income in the consolidated statements of comprehensive income. The sum of the accumulated change since purchase for these securities is reported net of the income tax effect on the consolidated balance sheets as a separate component of equity captioned “Accumulated other comprehensive income.” Accounting for changes in market value for available-for-sale securities causes some volatility in the balance sheet.

In December 2003, the Company recognized that the flexibility to sell any of its securities prior to maturity to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its securities as available-for-sale. This reclassification prevents for at least two years any classification by the Company of subsequent purchases as held-to-maturity. When securities are sold, the unrealized gain or loss is reclassified from other comprehensive income to net income.

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

A security may become impaired, i.e. there may be an unrecognized loss. The impairment may be temporary or other than temporary. In the case of debt securities, the impairment may imply a judgment by the market that the issuer will not be able to make interest and principal payments as contractually required. Alternatively, the impairment may be due only to changes in interest rates that do not impact the issuer’s ability to meet its contractual obligations. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. Factors that would be considered in deciding whether the impairment is other than temporary include:

•	the nature of the investment;

•	the cause(s) of the impairment;

•	the severity and duration of the impairment;

•	the strength of the market for the security;

•	the length of time the Company intends and is able to hold the security; and

•	credit ratings for the security and its sector.

If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging a realized loss to earnings.

The Company uses specific identification to determine the cost of securities sold.

Repurchase agreements

The Company occasionally enters into repurchase agreements where by it purchases securities or loans from another institution and agrees to resell them at a later date for an amount in excess of the purchase price. While in form these are agreements to purchase and resell, in substance they are short-term secured investments in which the excess of the sale price over the purchase price represents interest income. For security or collateral, the Company receives assets with a higher fair value than the amount invested. Depending on the type of asset, this excess may be from 102% to 105% of the funds invested.

Loans and Interest and Fees from Loans

Loans are carried at amounts advanced to the borrowers less principal payments collected. Interest on loans is calculated on a simple interest basis, that is, interest is not compounded. The Company collects loan origination and commitment fees. These fees are not recognized as income when they are collected. Instead they are offset by certain direct loan origination costs and then recognized over the contractual life of the loan as an adjustment to the interest earned using the effective interest method. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding. If the deferred costs are greater than the deferred fees, the net amount will be an addition to the loan principal.

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

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is written off against interest income from other loans of the same type in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a change in the financial condition of the company such that there are strong prospects of continued timely payments.

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

Consumer borrowers may generally prepay their loans. At various points in the interest rate cycle, the Company expects the rate of prepayments to increase. The effect of changes in the rate of prepayments impacts the amortization of deferred origination fees and costs. The Company recognizes the remaining unamortized amounts when a pay off occurs. Prepayment assumptions are developed from commonly available industry data.

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

The Company’s estimate of unrecognized losses changes from period to period based on the size and composition of the loan portfolio, current economic conditions, information about specific borrowers, and a variety of other factors. The amount of the allowance is changed to reflect the change in this estimate. If the estimate of loss requires an increase in the allowance, it is recorded through the provision for credit losses, which is a charge to income in the current period. If the estimate of loss requires a decrease in the allowance, a negative provision or reversal of provision expense recognized in previous periods is recorded.

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

Component for Specific Credits:  There may be credits, even though not classified as impaired, for which an allowance computed by application of the appropriate historical or statistical loss estimation factor would not adequately provide for the unconfirmed loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will estimate an amount of allowance adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific amounts.

Allocated Component:  The allocated component of the allowance for credit losses relates to the statistical or historical loss component, in that the allocated component is used to modify the historical loss rates applied to different groups of loans. For example, the historical loss rates are the averages for the last five years of losses. This period includes periods of both strong and weak economic growth. If the current economy were strong, the historical loss rates used alone to estimate losses inherent in the portfolio would tend to overestimate the losses. In weak economic periods the average loss rate for the last five years would tend to underestimate the inherent losses.

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

Allocation factors for these considerations are multiplied by the outstanding balances in the various loan categories to adjust the historical loss rates and thereby provide what the Company believes is a better estimate of the loss inherent in the loan portfolios.

Each of these considerations could perhaps be addressed by developing additional loss estimation factors for smaller, discrete groups of loans and for different phases of the economic cycle. However, the factors are used precisely so that the losses in smaller loans do not have to be individually estimated. Segmenting the loan portfolio and then developing and applying separate factors becomes impracticable and, with the smaller groups, the factors themselves become less statistically valid. Even for experienced reviewers, grading loans and estimating possible losses involves a significant element of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. Therefore, Management regards it as both a more practical and prudent practice to allocate allowance for the above risk elements as modifications to the allowance assigned by specific or historical loss factors.

Allowance for credit loss from refund anticipation loans (RALs):  The process of estimating an allowance for credit losses related to RALs at the end of the first three quarters of the year is similar to that used for the other categories that have large numbers of small-balance loans, e.g. consumer and residential real estate. Specifically, the Company uses loss rates from prior years to estimate the inherent losses.

Payments in the current year on loans made in a prior year occur, but are dependent on the customer applying for a new loan. Therefore, the Company does not establish an allowance for credit loss for unpaid loans at the end of each year. Instead, all loans not repaid by December 31 are charged-off.

The computation of the allowance for credit losses related to RALs is similar to that used for the other categories that have large numbers of small-balance loans, e.g. consumer and residential real estate. Specifically, the Company uses loss rates from prior years to estimate the inherent losses.

Credit loss from off-balance sheet instruments:  In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet instruments like loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a financially weak borrower.

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

The cost of developing or modifying software is capitalized in accordance with the provisions of Statement of Position 98-1 issued by American Institute of Certified Public Accountants (“AICPA”) and is included with the cost of purchased software in other assets. Amortization of these costs is included with software expense in other operating expense.

Leases

The Company leases most of its branch and support offices. Leases are accounted for as capital leases or operating leases based on the requirements of GAAP. Specifically, when the terms of the lease indicate that the Company is leasing the building for most of its useful economic life or the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease wherein the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long-term liability.

Most of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the lease expense is recognized on a straight-line basis over the terms of the lease.

Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

Mortgage and Other Loan Servicing Rights

Included in other assets are mortgage and other loan servicing rights. Companies engaged in mortgage banking activities or in servicing loans for others are required to recognize the rights to service those loans for others as separate assets. Such rights may be purchased from another financial institution or may arise from the sale of loans where servicing is retained. The Company has no purchased servicing rights. When the Company sells loans the value of these rights is recorded as a gain on sale and as a receivable. The amount of the gain and receivable is determined by computing the net present value of the servicing fees to be received over the expected lives of the loans. The servicing rights are amortized in proportion to and over the estimated lives of the loans as a charge against income.

Estimates of the lives of the loans are based on several industry standard sources. These sources are tested periodically to determine how close to actual prepayment rates their estimates were. In applying the estimated prepayment rates, the Company segregates the rights into separate strata based on time to contractual maturity and coupon rate of the underlying loans.

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

At December 31, 2003, the Company held no real estate properties that had been acquired through foreclosure. At December 31, 2004, the Company held OREO that had a fair value, less estimated costs, of $2.9 million.

Foreclosed property other than real estate held by the Company at both December 31, 2003 and 2004 was immaterial in amount.

Stock-Based Compensation

While Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”) will change the accounting for employee stock options effective for the first quarter beginning after June 30, 2005, GAAP currently permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. The first method—termed the “fair value” method—requires issuers to record compensation expense over the period the options are expected to be outstanding prior to exercise, expiration, or cancellation. The amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

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

Under the method of accounting for stock options used by the Company, no compensation expense is recorded if stock options are granted to employees at an exercise price equal to the fair market value of the stock at the time of the grant.

Had the Company recognized compensation expense over the expected life of the options using the fair value method, the Company’s pro forma salary expense, net income, and earnings per share for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

(dollars in thousands)	Years Ended December 31,
	2004	2003	2002

Net Income, as reported	$87,944	$75,671	$74,851
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,250)	(618)	(767)

Pro forma net income	$85,694	$75,053	$74,084

Earnings Per Share:
Basic—as reported	$1.93	$1.66	$1.61
Basic—pro forma	$1.88	$1.64	$1.60
Diluted—as reported	$1.92	$1.64	$1.60
Diluted—pro forma	$1.87	$1.63	$1.59

For purposes of this computation for 2004, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.53%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2841
Expected volatility 4 years:	0.2636
Expected volatility 5 years:	0.2651
Expected dividend	$0.72 per year

For purposes of this computation for 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.62%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2025
Expected volatility 5 years:	0.2276
Expected dividend:	$0.63 per year

For purposes of this computation for 2002, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.08%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2019
Expected volatility 5 years:	0.2234
Expected dividend:	$0.54 per year

Derivative Financial Instruments

Derivative financial instruments may be constructed to act as hedges either (1) to protect against adverse changes in the fair value of assets, liabilities, firm commitments to purchase or sell specific assets or liabilities or (2) to protect against adverse cash flows associated with these items or other probable transactions. The asset, liability, or firm commitment is referred to as the hedged or underlying item. The hedge is constructed so that its fair value or the cash flows arising from the derivative transaction change in response to certain events in an offsetting manner to the changes in the fair value or cash flows of the underlying item.

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

Fair value hedges are intended to reduce or eliminate the exposure to adverse changes in the fair value of a specific underlying item. Gains or losses in the hedging instrument are recognized in the income statement during the period that the change in fair value occurred. The offsetting gain or loss on the hedged item which is attributable to the risk being hedged is also recognized in the income statement for the same period. Hedge ineffectiveness results if the changes in fair values of the derivative and the underlying item do not exactly offset. This ineffectiveness is included in earnings in the period in which it occurs.

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

The Company has used interest rate swaps to manage the Company’s exposure to interest rate risks. As of December 31, 2003 and 2004, the Company held one interest rate swap for this purpose. The notional amount is $9.5 million. This derivative does not qualify as a fair value or cash flow hedge and consequently changes in its fair value are recorded in earnings. As explained in Note 23, the Company has also entered into covered or offsetting interest rate swaps with customers and other financial institutions. The notional amount of these swaps at December 31, 2003 was $76.8 million and at December 31, 2004 was $61.1 million.

The term “notional amount” is a measure of quantity in a derivative instrument. In the case of a fair value or cash flow hedge, it will generally be the same amount as the balance of the underlying asset or liability. In the case of other derivatives, the amount may differ from the balance of any underlying instruments.

Goodwill

In connection with the acquisitions of other financial institutions prior to 2002, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. When originally recorded, this goodwill was amortized on the straight-line method over 15 years. Amortization of the goodwill was discontinued on January 1, 2002 under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) that was issued by the Financial Accounting Standards Board (“FASB”) in June 2001.

The Company has recognized additional goodwill as a result of the purchase of PCCI also described in Note 9.

Management annually reviews the goodwill recorded for each acquisition in order to determine if facts and circumstances suggest that it is not recoverable. This is determined based on a multiples-of-revenue approach for the acquired entity, and consequently goodwill for the entity would be reduced by the estimated cash flow deficiency. The Company has determined the reporting units at which goodwill impairment will be assessed, specifically, one level below its operating segments as used in Note 26. The goodwill is allocated to these reporting units based on the perceived value of the acquired institution. Generally, this has meant allocation to the Branch Services unit within the Community Banking segment because the value of the acquisition was attributed to the deposit relationships. In the case of the PCCI acquisition, the value was attributed to the lending activities. No such reduction in goodwill had occurred as of December 31, 2004 or 2003.

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

The amounts of comprehensive income for the three years ended December 31, 2004, 2003, and 2002 are reported in the Consolidated Statements of Comprehensive Income. The net change in the cumulative total of the components of other comprehensive income that are included in equity are reported in the Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004, 2003, and 2002.

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are to be based on such factors as products and services, geography, legal structure, management structure or any manner by which a company’s management distinguishes major operating units. While the Company’s products and services all relate to commercial banking, for the purposes of this disclosure, Management has determined that the Company has six reportable segments: Community Banking, Commercial Banking, Tax Refund Programs, Fiduciary, Pacific Capital Bank, and All Other. The basis for this determination and the required disclosure is included in Note 26.

Accounting for Business Combinations

Since January 1, 1997, the Company has completed six business combinations. Two were accounted for by the pooling of interests method of accounting for a business combination. Under this method, the assets and liabilities of the two parties were combined for each year presented in the financial statements. The effect of this presentation is as if the merger had occurred as of the beginning of the earliest period presented. The assets and liabilities were combined at the amounts carried in the predecessor company records; there was no restatement to their fair market value, and consequently no goodwill was recognized.

Four of the business combinations were accounted for by the purchase method of accounting for business combinations. Under this method, the assets and liabilities of the acquired company are combined with the acquirer as of the date of the acquisition at their fair market value. Any difference between the fair value of the assets and liabilities and the purchase price is recorded as goodwill. Prior to 2002, goodwill was amortized against earnings. The results of operations of the acquired company are included with those of the acquirer only from the transaction date forward.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Previously issued accounting pronouncements had required the consolidation of one entity in the financial statements of another if the second entity had a controlling interest in the first. Generally, controlling interest was defined in terms of a proportion of voting rights. FIN 46 applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is termed a “variable interest entity” and is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

Variable Interest Entities used for Securitizations:  The Company has two special-purpose entities used for the securitizations described in Note 10. The special-purpose entity that was used for the indirect auto loan securitization is exempt from this pronouncement because it is a qualifying special-purpose entity (“QSPE”) as described in Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Instead of disclosing the Company’s rights and obligations related to this QSPE under the provisions of FIN 46, they are disclosed under the provisions of SFAS 140. These disclosures are made in Note 10.

The special-purpose entity used for the tax refund loan securitization is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity to multi-seller conduits. These conduits are established by other financial institutions to hold a variety of assets purchased from a number of other loan originators. These conduits are variable interest entities within the scope of FIN 46. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding the other types of loans purchased from other financial institutions. Therefore, Management concludes that consolidation of these conduits with the Company would not be required by FIN 46 because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held.

Trust Preferred Subsidiaries:  In connection with the March 5, 2004 PCCI acquisition, Bancorp added three business trust subsidiaries which had been originally created by PCCI for the exclusive purpose of issuing trust preferred securities. The three subsidiaries are PCC Trust I, PCC Trust II, and PCC Trust III. The purchasers of the securities are the primary beneficiaries of these entities. Because Bancorp is not the primary beneficiary of these entities, in accordance with FIN 46 they are not consolidated with the Company. However, the Company has included the investments in these subsidiaries in “Other assets” and the subordinated debt owed by the Company to these subsidiaries is included in “Long-term debt and other borrowings” on its Consolidated Balance Sheets. This subordinated debt has exactly the same terms as the trust preferred securities owed by the trusts. In its Consolidated Statements of Income, the Company has reported dividend income from the subsidiaries in “Other income” and interest expense on the subordinated debt in “Other borrowed funds.”

Low income housing partnerships:  The Company has invested in several partnerships that promote the development of low cost housing. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. In December 2003, the FASB approved a partial deferral of the application of FIN 46 that allowed for later implementation than originally specified for variable interest entities established prior to February 1, 2003. The Company invested in all of these partnerships prior to that date and applied FIN 46 to these partnerships as of March 31, 2004. The investment in these partnerships represents less than one half of one percent of the Company’s assets and the impact of consolidating on its financial condition and results of operations these partnerships would be immaterial.

The Company owns more than 50% of the partnership interests in one of these partnerships. The Company has therefore consolidated the assets, liabilities, and operating results of that partnership with the assets, liabilities and operating results of the Company. Consolidation resulted in an additional $3.6 million in assets and a liability for the minority interest of $3.6 million. In 2004, the Company recognized the whole amount of the operating losses of this partnership which decreased noninterest revenue by $294,000 and recognized a reduction of other expense for $294,000 for the other partners’ share of the losses.

Management does not believe that the Company is the primary beneficiary of any other such entities.

Other Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 requires loans that are acquired in a transfer or business combination, the credit quality of which has deteriorated since origination, to be recorded at fair value. No allowance for loan losses or other valuation allowance is permitted for these loans at the time of acquisition. Valuation allowances for them should reflect only losses incurred after the acquisition. An allowance is permitted to be established at the time of acquisition for other loans purchased in the transaction.

Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. Early adoption is permitted. The Company adopted SOP 03-3 on January 1, 2005.

Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) requires that the Company recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees. The fair value is determined as of the date these equity instruments are granted. The compensation expense will be recognized as a charge against earnings over the requisite service period. The Statement is effective for interim periods beginning after June 15, 2005 and the Company will adopt the provisions of SFAS 123R in the interim statement for September 30, 2005.

SFAS 123R permits two alternative transition methods; the modified prospective method and the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated, either to the beginning of the year of adoption or for all periods presented, to reflect the SFAS 123 amounts in the income statement.

The Company has not, as yet, decided which of the two transition methods to use. Management expects the adoption of this statement will have an effect on its annual earnings approximately equivalent to the proforma adjustments disclosed above in this note for SFAS 123, i.e. a reduction of $2.25 million or $0.05 per share. This represents a reduction of 2.6%.

Fourth Quarter Adjustments

As explained in Note 27, during the fourth quarter of 2004, the Company identified two accounting errors. The adjustments needed to correct these errors were immaterial to all prior period financial statements.

2.    MERGERS AND ACQUISITIONS

On March 5, 2004, the Company acquired PCCI in an all cash transaction valued at $136 million, or $26 per each diluted share of PCCI common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank. The bank had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through December 31, 2004.

The following table shows the condensed balance sheet of amounts assigned to assets and liabilities, including all purchase adjustments since acquisition, of Pacific Crest Capital as of March 5, 2004 (in millions):

Assets		Liabilities
Loans	$419
Allowance	(5)
Securities	121	Deposits	$291
Goodwill	80	Long-term debt	221
Other assets	37	Other liabilities	4

Total	$652	Total	$516

The two sides of the table are not in balance because no equity was purchased. The difference between the assets and liabilities represents the purchase price.

None of the goodwill is expected to be deductible for taxes unless the acquired businesses are sold.

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2003.

	Twelve Months Ended December 31, 2004	January 1, 2004 Through March 5, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
(dollars in thousands except per share amounts)	Pacific Capital Bancorp	Pacific Crest	ProForma Combined	Pacific Capital Bancorp	Pacific Crest	ProForma Combined

Revenues	$401,816	$7,996	$409,812	$352,470	$43,406	$395,876
Income before extraordinary items and the cumulative effect of accounting changes	$87,944	$1,694	$89,638	$75,671	$7,462	$83,133
Net income	$87,944	$1,694	$89,638	$75,671	$7,462	$83,133
Earnings per share—diluted	$1.92		$1.95	$1.64		$1.80

There were no extraordinary items or cumulative effects of accounting changes in the periods reported above for either company. The following nonrecurring items (pre-tax) are not included in the Pacific Crest column in the above table for the period of January 1 through March 5, 2004 (in thousands):

Compensation cost to buy out stock options including payroll tax expense	$3,680
Investment banking fees	1,018
Legal expenses	172
Other costs related to the acquisition	193

Total	$5,063

The Company recognized $2.9 million as a core deposit intangible and $0.9 million in loan servicing rights as part of the acquisition accounting. The core deposit intangible will be amortized over a period of 5 years or estimated useful life if less. The loan servicing rights will be amortized in proportion to and over the life of service fee revenue.

There were no material nonrecurring items included in the Company operating results for 2004 related to the acquisition other than the payment of the consideration.

The Company recognized and added $5.1 million to the allowance for loan losses in connection with the March 5, 2004 acquisition of PCCI.

3.    EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the stock options reported in Note 18. In the second quarter of 2004 the Company’s Board of Directors approved a 4 for 3 stock split. The share and per share amounts appearing in the following table have been restated to reflect this split (Note 18).

(amounts in thousands other than per share amounts)	Basic Earnings Per Share	Diluted Earnings Per Share

For the Year Ended December 31, 2004
Numerator—Net Income	$87,944	$87,944

Denominator—weighted average shares outstanding	45,535	45,535

Plus: net shares issued in assumed stock option exercises		376

Diluted denominator		45,911

Earnings per share	$1.93	$1.92
Anti-dilutive options excluded		28
Weighted average stock price during the year		$29.17

For the Year Ended December 31, 2003
Numerator—Net Income	$75,671	$75,671

Denominator—weighted average shares outstanding	45,646	45,646

Plus: net shares issued in assumed stock option exercises		437

Diluted denominator		46,083

Earnings per share	$1.66	$1.64
Anti-dilutive options excluded		40
Weighted average stock price during the year		$24.29

For the Year Ended December 31, 2002
Numerator—Net Income	$74,851	$74,851

Denominator—weighted average shares outstanding *	46,393	46,393

Plus: net shares issued in assumed stock option exercises *		260

Diluted denominator *		46,653

Earnings per share	$1.61	$1.60
Anti-dilutive options excluded		165
Weighted average stock price during the year		$18.41

*	Prior year shares were adjusted to account for stock split in June 2004.

4.    CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserve must be held in cash or with the Federal Reserve Bank for their area. The amount of reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA at the FRBSF totaled approximately $5.6 million in 2004 and $3.3 million in 2003. In addition, PCBNA must maintain sufficient balances at the FRBSF to cover the checks written by bank customers that are clearing through the FRBSF because they have been deposited at other banks. This generally means that PCBNA holds substantially more than the $5.6 million minimum amount at FRBSF.

5.    SECURITIES

A summary of securities owned by the Company at December 31, 2004 and 2003, is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Available-for-sale:
U.S. Treasury obligations	$112,401	$401	$(576)	$112,226
U.S. agency obligations	209,353	1,513	(821)	210,045
Collateralized mortgage obligations	63,663	76	(486)	63,253
Mortgage-backed securities	916,987	4,598	(9,786)	911,799
Asset-backed securities	20,274	72	(39)	20,307
State and municipal securities	188,444	19,225	(425)	207,244

	$1,511,122	$25,885	$(12,133)	$1,524,874

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
Available-for-sale:
U.S. Treasury obligations	$119,938	$2,114	$(33)	$122,019
U.S. agency obligations	207,020	5,918	(19)	212,919
Collateralized mortgage obligations	12,327	83	(183)	12,227
Mortgage-backed securities	737,929	2,787	(7,211)	733,505
Asset-backed securities	26,804	227	—	27,031
State and municipal securities	191,845	19,528	(1,112)	210,261

	$1,295,863	$30,657	$(8,558)	$1,317,962

The amortized cost and estimated fair value of debt securities at December 31, 2004 and 2003, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities higher than the current rates on similarly rated securities, the Company expects that if the issuers have the right to call the security—pay it off early—they will do so.

Principal payments to be received from securities that do not have a single maturity date—asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations—are included in the table below. The timing of those payments is estimated based on the contractual terms of the underlying loans adjusted for estimates of prepayments. However, similarly to security issuers that retained the right to call the security before maturity, homeowners may prepay their mortgages if interest rates have fallen to the extent that refinancing becomes advantageous. While not included in the above table based on contractual maturities, prepayments are estimated by the Company and reviewed at the end of each period in response to the then current interest rate environment. These estimates are used in valuing securities and in planning cash flows and managing interest rate risk.

(dollars in thousands)	December 31,
	2004	2003

Available-for-Sale
Amortized cost:
In one year or less	$137,209	$98,316
After one year through five years	722,391	549,220
After five years through ten years	400,647	341,054
After ten years	250,875	307,273

Total Securities	$1,511,122	$1,295,863

Estimated fair value:
In one year or less	$138,017	$99,542
After one year through five years	720,168	556,563
After five years through ten years	401,657	342,757
After ten years	265,032	319,100

Total Securities	$1,524,874	$1,317,962

The proceeds received from sales and calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2004, 2003, and 2002 are shown in the next table.

(in thousands)	2004			2003			2002
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses

Held-to-maturity:
Sales	$—	$—	$—	$—	$—	$—	$—	$—	$—
Calls	$—	$—	$—	$627	$12	$—	$105	$—	$—
Available-for-sale:
Sales	$86,745	$37	$(2,055)	$145,924	$2,420	$(414)	$74,848	$893	$(211)
Calls	$1,869	$—	$—	$65	$—	$—	$1,556	$2	$—

As mentioned in Note 1, the Company reclassified all of its held-to-maturity securities to available-for-sale as of December 31, 2003. The amount reclassified was $65 million and the unrealized gain related to these securities was $10.8 million.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. As explained in Note 1, all of the securities held by the Company are classified as available-for-sale, and all are therefore carried at their fair value. However, as also explained in that note, adjustments to the carrying amount for changes in fair value have not been recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a special component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company. The following table shows those securities for which there is an unrealized loss by category of security and for how long there has been an unrealized loss.

	Less than 12 months		12 months or more		Total
As of December 31, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$161,519	$(1,397)	$—	$—	$161,519	$(1,397)
Mortgage Backed Securities	379,722	(3,881)	239,932	(5,905)	619,654	(9,786)
Municipal Bonds	5,252	(69)	8,066	(356)	13,318	(425)
Asset backed Securities	6,282	(39)	—	—	6,282	(39)
Private CMO	52,678	(486)	—	—	52,678	(486)

Subtotal, Debt Securities	605,453	(5,872)	247,998	(6,261)	853,451	(12,133)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$605,453	$(5,872)	$247,998	$(6,261)	$853,451	$(12,133)

	Less than 12 months		12 months or more		Total
As of December 31, 2003 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$21,032	$(52)	$—	$—	$21,032	$(52)
Mortgage Backed Securities	514,653	(7,212)	—	—	514,653	(7,212)
Municipal Bonds	30,933	(1,112)	—	—	30,933	(1,112)
Asset backed Securities	9,011	(182)	—	—	9,011	(182)

Subtotal, Debt Securities	575,629	(8,558)	—	—	575,629	(8,558)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$575,629	$(8,558)	$—	$—	$575,629	$(8,558)

As shown in the table, at December 31, 2004, some of the securities have had unrealized losses for more than twelve months. Generally these securities were purchased within the first half of 2003 when interest rates on securities with a maturity of longer than two years were slightly lower than at December 31, 2004. There are no credit concerns regarding any of these securities. As of December 31, 2004, the Company had both the ability and intent to hold these securities to their maturity or recovery. The Company has concluded that none of these securities is other than temporarily impaired.

The Mortgage Backed Securities in the two tables above primarily consist of securities issued by Government Sponsored Enterprises, specifically Fannie Mae, Freddie Mac and Federal Home Loan Banks.

At December 31, 2004, the Company had identified three of its securities with a market value of $23.0 million to be sold subsequent to year-end. Because of this intention to sell, the impairment in the case of these securities was other than temporary, and the Company recorded a loss by a charge against income to adjust the carrying amount of these securities to their fair value at December 31, 2004. The amount of the loss, totaling $501,000, is included in net gain or loss on sales and calls of securities on the Consolidated Statement of Income for the year ended December 31, 2004. These securities are not included in the table above because the losses have been realized through this adjustment.

The amounts of gain or loss reclassified from other comprehensive income to net income is disclosed in the Consolidated Statements of Comprehensive Income.

Securities with a carrying value of approximately $1.37 billion at December 31, 2004, and $1.12 billion at December 31, 2003, were pledged to secure public funds, trust deposits and other borrowings as required or permitted by law.

These amounts pledged are substantially in excess of the amount of such funds that are normally required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges securities not otherwise used as collateral in advance of the need for such borrowings.

6.    LOANS

The loan portfolio consists of the following:

(dollars in thousands)	December 31,
	2004	2003

Real estate:
Residential—1 to 4 family	$892,705	$799,793
Multi-family residential	182,936	121,750
Nonresidential	1,114,114	732,231
Construction	286,387	249,976
Commercial loans	782,475	680,679
Home equity loans	212,064	138,422
Consumer loans	340,623	296,286
Leases	230,035	148,504
Municipal tax-exempt obligations	18,135	11,419
Other Loans	2,820	1,819

Total loans	$4,062,294	$3,180,879

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $7.1 million for 2004 and $5.4 million for 2003.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	December 31,
	2004	2003

Loans identified as impaired	$35,966	$57,355
Impaired loans for which a valuation allowance has been established	$7,476	$25,789
Amount of valuation allowance for impaired loans	$4,821	$9,047
Impaired loans for which no valuation allowance has been established	$28,490	$31,566

	Years Ended December 31,
	2004	2003	2002

Average amount of recorded investment in impaired loans for the year	$42,803	$46,081	$19,769
Interest recognized during the year for loans identified as impaired at year-end	$1,093	$372	$443
Interest received in cash during the year for loans identified as impaired at year-end	$1,972	$983	$443

As indicated in Note 1, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. As shown above, a valuation allowance has been determined for $7.5 million of the loans identified as impaired at December 31, 2004. However, approximately $28.5 million of impaired loans do not require an allowance. Collateral or cash flows are sufficient with these loans to give assurance that no loss will be taken. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2004 and 2003 and in Note 7.

Nonaccrual and Past Due Loans Still Accruing:

(dollars in thousands)	December 31,
	2004	2003

Nonaccrual loans	$21,701	$42,412
90 days or more past due and still accruing	820	763
Restructured Loans	—	—

Total noncurrent loans	22,521	43,175
Foreclosed collateral	2,910	—

Total nonperforming assets	$25,431	$43,175

Refund Anticipation Loans

The Company offers tax refund anticipation loans (“RALs”) to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The fee varies by the amount of funds advanced based on the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees as interest income. These fees totaled $36.5 million in 2004, $31.7 million for 2003, and $19.8 million for 2002. The loans are all made during the tax-filing season of January through April of each year. Any loans for which repayment has not been received by the end of the year are charged off. Consequently, there were no RALs included in the above table of outstanding loans at December 31, 2004 or 2003.

As one of its sources of funding the RAL program in 2003 and 2004, the Company sold some of the loans through a securitization as described in Note 10. As a result of these sales, fees from these loans, offset by fees paid to the purchaser and provision expense for defaulted loans, are classified as a gain on sale of loans and are reported as such in noninterest revenue. RAL fees collected on loans but included in the gain on sale of these loans were $5.9 million in 2004 and $12.5 million in 2003. The net amounts of the fees from the loans, the fees paid, and the provision expense classified as gain on sale of loans in 2004 and 2003 were $2.9 million and $8.0 million, respectively.

Pledged Loans

At December 31, 2004 loans secured by first trust deeds on residential and commercial property with principal balances totaling $950.0 million were pledged as collateral to the FRBSF. At December 31, 2004, loans secured by first deeds on residential and commercial property with principal balances of $792.6 million were pledged to the FHLB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges loans not otherwise used as collateral in advance of the need for such borrowings.

Sale of Loans

Based on consideration of interest rates, concentrations, and size of loans, the Company may sell loans to other banks or financial institutions. The Company has no commitments to sell and does not hold loans for sale once the decision to sell has been made. The Company realized $5.3 million, $9.9 million, and $12.5 million of gains or (losses) from the sale of loans for 2004, 2003 and 2002 respectively.

7.    ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)	Years Ended December 31,
	2004	2003	2002

Balance, beginning of year	$49,550	$53,821	$48,872
Tax refund anticipation loans:
Provision for credit losses	8,468	8,530	2,105
Recoveries on loans previously charged-off	4,043	5,182	4,510
Loans charged-off	(12,511)	(13,712)	(6,615)
All other loans:
Additions and adjustments from PCCI acquisition	5,143	—	—
Provision for credit losses	4,341	9,756	17,622
Recoveries on loans previously charged-off	10,704	6,562	5,515
Loans charged-off	(15,761)	(20,589)	(18,188)

Balance, end of year	$53,977	$49,550	$53,821

The ratio of losses to total loans for the RALs is higher than for other loans. As mentioned in Note 6, all RALs unpaid by the end of the year are charged-off. Therefore, no allowance for RALs is necessary, and the provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other operating expense as explained in Notes 1 and 17.

8.    PREMISES, EQUIPMENT AND OTHER LONG-TERM ASSETS

Premises and equipment consist of the following:

(in thousands)	December 31,
	2004	2003

Land	$5,764	$5,764
Buildings and improvements	30,259	22,618
Leasehold improvements	32,263	27,996
Furniture and equipment	95,986	75,664
Software in development	33,340	22,015

Total cost	197,612	154,057
Accumulated depreciation and amortization	(97,330)	(80,098)

Net book value	$100,282	$73,959

Included within leasehold improvements in the table above as of December 31, 2004 is $9.1 million in assets under capital lease. The lease is described in Note 13.

Software purchased by the Company is included above in furniture and equipment. Approximately $3.5 million of the increase in furniture and equipment is due to the purchase of software and $3.8 million to the purchase of computer equipment. Developed software represents the cost of developing or modifying software that has been capitalized as explained in Note 1. The reason for the capitalized software is not that Company is in the business of developing software but rather that it is in the process of converting its core banking applications to a different platform as well as installing new customer relationship management software. The Company is working with the vendors of this software to modify it to meet its specifications. The software will provide new features, acquisition integration, and scalability not present with the current systems and will allow the Company to avoid significant support expenses that would be required by the current systems. Included in the development costs is capitalized interest. For the years ended December 31, 2004, 2003, and 2002, the Company capitalized interest costs of approximately $250,000, $114,000, and $216,000, respectively.

Depreciation and amortization on fixed assets included in operating expenses totaled $8.9 million in 2004, $9.1 million in 2003, and $8.7 million in 2002. This amount for 2004 includes the amortization of the capital lease for the year.

Total rental expense, net of sublease income, made under operating leases for premises for the years 2004, 2003, and 2002 were $8.2 million, $7.0 million, and $6.6 million, respectively.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions that qualify as a business. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at December 31, 2004 was $109.7 million and at December 31, 2003 was $30.0 million. Of the balance of goodwill at December 31, 2004, $79.7 million is related to the acquisition of PCCI on March 5, 2004 and $30.0 million is related to previous acquisitions as explained in Note 1.

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

In addition to the goodwill recorded in the PCCI acquisition, the Company recognized a separate intangible for the value of the core deposit relationships. Similar intangible assets were recorded at the time of the purchase of the deposits and/or branches from other financial institutions. The Company has allocated these intangible assets in the business units within the Community Banking segment. The total amount of these core deposit intangibles at December 31, 2004 was $3.6 million.

Unlike goodwill, these intangible assets are amortized. The amortization expense is recognized over the expected life using effective yield of the deposit relationships. Amortization expense over the next five years on this core deposit intangible is expected to be:

Year	(Dollars in thousands)
2005	$725
2006	$1,074
2007	$352
Thereafter	$1,492

Intangible assets, including goodwill, have been and will be reviewed at least each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. The Company adjusted the value of the core deposit intangible recognized in the purchase of PCCI during 2004 as the deposits decreased more than expected. No further impairment existed at December 31, 2004 or 2003.

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

As of December 31, 2003, pertinent data related to this securitization was as follows: (in thousands)

Principal amount outstanding	$7,409
Retained interest	$2,076
Principal amount of delinquencies greater than 30 days	$271

As is typical of a securitization like this one, the transfer agreement permitted the Company to purchase back the remaining loans when the outstanding balance fell below 10% of the original sale amount. The Company exercised this option in April of 2004. The balance of the loans on that date was $6.2 million, the retained interest was $2.0 million, and the principal amount of delinquencies greater than 30 days was $241,000.

From inception and for the years ended December 31, 2004, 2003 and 2002:

(dollars in thousands)	From Inception	Years Ended December 31,
		2004	2003	2002

Net credit losses	$615	$22	$67	$293
Cash flows received for servicing fees	$465	$8	$69	$143
Cash flows received on retained interest	$2,180	$98	$510	$597

The figures reported above for delinquencies and net credit losses relate to the total principal amount outstanding.

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation and during the first quarters of 2002, 2003 and 2004 securitized RALs into multi-seller conduits, backed by commercial paper. PCBNA acted as the servicer for all such RALs during the securitization periods. Generally, the securitization has loans in it for only three or four weeks during January and February of each year. As of March 31, 2003, all 2003 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding. As of March 31, 2004, all 2004 loans sold into the securitization had been fully repaid and no securitization-related balances were outstanding.

In December 2004, the Company entered into an agreement with other financial institutions to again make use of SBB&T RAL Funding Corporation for the 2005 RAL season by selling RALs into their multi-seller conduit or to them directly. The terms of this agreement are substantially the same as the agreements used in prior years.

Mortgage and Other Loan Servicing Rights

As explained in Note 1, the Company recognizes an asset for the value of the fees it will receive for the services of loans for others.

(in thousands)	As of and for the years ended December 31,
	2004	2003	2002

Servicing rights recognized	$1,139	$995	$455
Servicing rights added in year, net	272	541	820
PCCI Servicing rights acquired	866	—	—
Servicing rights amortized	(488)	(397)	(280)

Servicing rights at end of period, gross	$1,789	$1,139	$995
Valuation allowance beginning of year	$(602)	$—	$—
Aggregate additions to the allowance	(75)	(602)	—
Aggregate direct write downs charged against allowance	—	—	—
Aggregate reductions of the allowance	566	—	—

Valuation allowance end of year	$(111)	$(602)	$—

Servicing rights at end of period, net	$1,678	$537	$995

11.    DEPOSITS

Deposits and the related interest expense consist of the following:

(in thousands)	Balance December 31,		Interest Expense Years Ended December 31,
	2004	2003	2004	2003	2002

Noninterest-bearing deposits	$1,013,772	$924,106	$—	$—	$—
Interest-bearing deposits:
NOW accounts	887,874	556,740	3,527	631	772
Money market deposit accounts	703,889	803,554	6,420	8,638	9,629
Other savings deposits	408,101	272,883	2,482	1,030	1,430
Time certificates of $100,000 or more	990,809	834,819	18,547	14,525	18,053
Other time deposits	507,845	462,615	11,166	11,337	17,020

Total	$4,512,290	$3,854,717	$42,142	$36,161	$46,904

12.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

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

The Company also purchased Federal funds from correspondent banks. These transactions are all one-day borrowings. The following information is presented concerning these transactions:

(dollars in thousands)	Repurchase Agreements Years Ended December 31,			Fed Funds Purchased Years Ended December 31,
	2004	2003	2002	2004	2003	2002

Weighted average interest rate at year-end	2.04%	0.88%	0.71%	2.20%	0.85%	1.06%
Weighted average interest rate for the year	1.22%	0.65%	1.35%	1.34%	1.26%	1.63%
Average outstanding for the year	$20,188	$16,510	$35,668	$100,229	$50,489	$43,100
Maximum outstanding at any month-end during the year	$31,254	$20,601	$72,272	$186,600	$328,000	$289,900
Amount outstanding at end of year	$20,941	$14,139	$21,723	$158,100	$44,200	$8,000
Interest expense	$246	$107	$480	$1,343	$636	$704

13.    LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	December 31,
	2004	2003

Long term debt and other borrowings:
Federal Home Loan Bank advances	$619,143	$380,100
Treasury Tax & Loan amounts due to Federal Reserve Bank	14,888	8,448
Subordinated debt issued by the Bank	121,000	71,000
Senior debt issued by the Bancorp	37,000	40,000
Subordinated debt issued by the Bancorp	31,091	—

Total Long term debt and other borrowings	823,122	499,548
Obligation under capital lease	9,130	—

Total long term debt and other borrowing and obligations under capital lease	$832,252	$499,548

To supplement deposits when loan demand is high and as part of the Company’s asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2004, total outstanding balances to the FHLB were $619.1 million. There were $234.0 million in scheduled maturities of the advances of 1 year or less, $289.1 million in 1 to 3 years, and $96.0 million in more than 3 years.

In July 2001, the Company issued $40 million in senior notes and SBB&T issued $36 million in subordinated debt. The senior notes bear an interest rate of 7.54%, payable semi-annually and mature in July 2006. The subordinated notes bear an interest rate of 9.22%, payable semi-annually and mature in July 2011. As subordinated notes, they are included as Tier II capital for the risk-based capital ratio computations of the Company and PCBNA as discussed in Note 20. The proceeds of the senior note were used to repay a short-term note the Company had issued in 2000 in connection with the purchase of the stock of Los Robles Bancorp and for other corporate purposes. At the time of the acquisition of PCCI, it had held $3 million of these notes. The acquisition of these notes in the transaction effectively retired this portion of the debt.

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

In December 2004, PCBNA issued $50 million in subordinated debt. The note matures in 2015. The note bears a fixed interest rate of 5.42% for the first five years when it becomes callable by the Company. During the next five years the debt reprices every three months to 1.75% over the LIBOR rate.

The obligation under capital lease was incurred at the beginning of 2004 when the Company assumed the master lease on a shopping center in which one of its branch offices is located. Based on the payments and term of the lease, the net present value of the portion of the payments related to the buildings is recorded as a capital lease. The amount of lease payments for 2004 was $875,000. This amount was determinable by the lease agreement. There are no contingent amounts. During the early years of the lease, the payments made by the Company will be less than the interest expense that will be recognized on the obligation and therefore the obligation will increase. The amount of the increase in 2004 was $200,000. In later years, as the payments increase under the terms of the lease, they will exceed the interest expense and the obligation will be reduced each year. The portion of the payments related to the land is accounted for as an operating lease. As of December 31, 2004, the total minimum sublease rent to be received under non-cancelable subleases is $2.7 million.

The Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the I.R.S. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.

With respect to each of the above debt instruments, there are no significant restrictive covenants as to the issuance of other debt or that would require payment in full prior to the scheduled maturity.

During the course of 2004, 2003, and 2002, the Company occasionally borrowed funds for liquidity purposes from the discount window at the FRBSF.

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

This obligation must be re-measured each year because it changes with each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2004, 2003, and 2002.

(in thousands)	Years Ended December 31,
	2004	2003	2002
Benefit obligation, beginning of year	$(13,243)	$(9,857)	$(9,852)
Service cost	(1,462)	(991)	(747)
Interest cost	(795)	(666)	(692)
New participants	(275)	(160)	(79)
Actuarial (losses) gains	(199)	(1,768)	1,357
Benefits paid	219	199	156

Benefit obligation, end of year	(15,755)	(13,243)	(9,857)

Fair value of Plan assets, beginning of year	6,085	3,465	4,940
Actual return on Plan assets	627	1,191	(1,399)
Employer contribution	2,000	1,543	32
Benefits paid	(159)	(114)	(108)

Fair value of Plan assets, end of year	8,553	6,085	3,465

Funded Status	(7,202)	(7,158)	(6,392)
Unrecognized net actuarial loss (gain)	4,568	4,777	4,116
Unrecognized prior service cost	275	160	79

Accrued benefit cost	$(2,359)	$(2,221)	$(2,197)

Accrued benefit costs of $2.4 million for December 31, 2004, and $2.2 million for December 31, 2003, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

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

(in thousands)	Years Ended December 31,
	2004	2003	2002
Service cost	$1,462	$991	$747
Interest cost	795	666	690
Return on assets	(389)	(291)	(337)
Amortization cost	330	267	237

Net periodic postretirement cost	$2,198	$1,633	$1,337

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

	December 31,
	2004	2003	2002
Discount rate	5.84%	6.07%	6.85%
Expected return on plan assets	6.50%	6.50%	6.50%
Health care inflation rate	Graded rates	Graded rates	Graded rates

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds, specifically Moody’s Aa corporate bond yield as of November 30. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

While the discount rate has fluctuated with market rates, the Company had continued to use 7.00% as its estimate of the long-term rate of return on plan assets until 2002 when it used 6.50% to better reflect recent lower returns in the markets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain, and an experience loss if the rate of return is less. Earnings (losses) on the plan’s assets were (28.50%), 28.50%, and 9.00%, for the years ended December 31, 2002, 2003, and 2004, respectively.

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

For the health care inflation rate for current employees, the Company has assumed 9% for 2005 with rates gradually decreasing each year to 5% in 2008 and thereafter.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The APBO and NPPBC disclosed in the above tables do not reflect any amount associated with the federal subsidy provided by the act because the Company is unable to conclude whether the benefits provided by the Plan are actuarially equivalent to those provided by the act.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	As Estimated	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$2,681	$2,094	$1,634
Effect on postretirement benefit obligation	$18,714	$15,755	$13,243

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. At December 31, 2004, and December 31, 2003, the Company had unamortized or unrecognized losses of $4,568,000 and $4,777,000, respectively. These amounts are reported in the first table of this note.

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

The weighted-average assets allocation for the VEBA assets were as follows:

	As of December 31,
	2004	2003
Asset category:
Equity securities	96%	99%
Debt securities	4%	1%
Real estate	0%	0%
Other	0%	0%

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2004, the VEBA was underfunded by $5,210,000. The APBO related to the key employees of $1,992,000 is totally unfunded.

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

Cash Flows

Contributions: The current funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return, but if they do, the tax effect of the amount in excess of deductible amount will be recognized as a deferred tax asset (See Note 15). In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.5% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end, the contribution will be recognized as a receivable in the plan assets of the VEBA. The decision on the amount of the contribution for 2003 was not made prior to year-end. Subsequent to year-end, the committee decided to contribute $1 million to the VEBA in 2004 for 2003. This contribution was made in the first quarter of 2004. Another $1 million was contributed during the remainder of 2004. The Company estimates that it will make contributions in the range of $1.0 to $2.0 million in 2005.

Estimated Future Benefit Payments: The Company has estimated that it will make the following benefit payments. These estimates reflect expected future service as appropriate.

Health Benefits
2005	$348
2006	401
2007	435
2008	511
2009	574
Years 2010-2014	4,554

15.    INCOME TAXES

The provisions (benefits) for income taxes related to operations and the tax benefit related to stock options that is credited directly to shareholders’ equity are disclosed in the next table.

Current tax expense is the amount that is estimated to be due to taxing authorities for the current year. Some of this amount was paid during each year in the form of estimated payments. Deferred tax expense or benefit represents the tax effect of changes in the temporary differences due to an item of income or expense being recognized for financial statement purposes in a different period than it is recognized in the Company’s tax return.

The total current provision for income taxes includes a net credit of $849,000 for securities losses realized in 2004, a debit of $849,000 for securities gains realized in 2003, and a debit of $288,000 for securities gains realized in 2002.

(in thousands)	Year Ended December 31,
	2004	2003	2002

Federal:
Current	$35,540	$28,211	$24,662
Deferred	1,462	1,782	4,707

	37,002	29,993	29,369

State:
Current	13,909	12,062	10,402
Deferred	1,035	287	94

	14,944	12,349	10,496

Total tax provision	$51,946	$42,342	$39,865

Reduction in taxes payable associated with exercises of stock options	$(2,851)	$(1,637)	$(1,460)
Tax credits included in the computation of the tax provision	$(2,382)	$(2,648)	$(1,750)

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination made during the preparation of the Company’s tax returns as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

	Year Ended December 31,
	2004	2003	2002

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
Interest on securities and loans exempt from Federal taxation	(2.8)	(3.2)	(3.7)
State income taxes, net of Federal income tax benefit	6.9	6.9	5.8
ESOP dividends deductible as an expense for tax purposes	(0.3)	(0.4)	0.4
Tax Credits	(1.6)	(1.6)	(1.1)
Other, net	(0.1)	(0.8)	0.9

Tax provision at effective rate	37.1%	35.9%	37.3%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences as of December 31, 2004, 2003, and 2002. As disclosed in the following table, net deferred tax assets as of December 31, 2004, and 2003, totaled $12.2 million and $13.6 million, respectively. These amounts are included within other assets on the balance sheet.

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

(in thousands)	December 31,
	2004	2003	2002

Deferred tax assets:
Allowance for credit losses	$24,743	$22,888	$23,945
State taxes	4,630	4,032	4,368
Loan fees	1,102	1,102	831
Nonaccrual interest	128	59	65
Accretion on securities	154	28	—
Accrued salary continuation plan	1,274	1,400	1,534
Change in control payments	1,570	1,371	864
Deferred Compensation	3,290	2,971	2,685
Accrual for BOLI	508	508	508
Premium on Acquired Liabilities	1,138	—	—
Other	51	25	25

	38,588	34,384	34,825

Deferred tax liabilities:
Loan costs	3,098	2,755	2,487
FHLB Stock	1,550	573	—
Fixed Assets	9,331	6,810	5,339
Postretirement benefits	10	619	417
Accretion on securities	—	—	214
Gain on demutualization of of insurance company	—	—	160
Premium on Acquired Loans	2,159	—	—
Federal effect of state tax asset	1,407	1,756	1,870
Other	3,070	1,409	1,809

Total deferred tax liabilities	20,625	13,922	12,296

Net deferred tax asset before unrealized gains and losses on securities	17,963	20,462	22,529
Unrealized (gains) and losses on securities	(5,782)	(6,896)	(6,228)

Net deferred tax asset	$12,181	$13,566	$16,301

The Company is permitted to recognize deferred tax assets only to the extent that they are able to be used to reduce amounts that have been paid or will be paid to tax authorities. Management reviews this each year by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance would be established to acknowledge their uncertain benefit. Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods to realize all material amounts.

16.    EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. As of December 31, 2004, the ESOP held 1,983,677 shares.

The Company’s profit-sharing plan, initiated in 1966, has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 10% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2004, 2003, and 2002, the employer’s matching contributions were $2.4 million, $2.2 million and $2.0 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”) which permits contributions by the Company to be invested in various mutual funds chosen by the employees.

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

Total contributions by the Company to the above profit-sharing plans were $4,901,000 in 2004, $4,371,000 in 2003, and $4,579,000 in 2002. Only a portion of the contributions for 2002 and 2003 were actually paid within the respective calendar years so that the ESOP would not be competing against the Company in the market during a period when the Company was repurchasing stock for retirement. Accordingly the balance of the 2002 contribution was paid in 2003 and the balance of the 2003 contribution was paid in 2004. The contribution for 2004 will be paid in 2005. Aside from the employer’s matching contribution to the Salary Savings Plan or 401(k) component of the profit-sharing plan, the contributions went to the ESOP in 2004, to the ESOP in 2003, and both to the I&I Plan and the ESOP in 2002.

17.    COMMITMENTS AND CONTINGENCIES

Table of Contractual Obligations

The following table shows the contractual obligations the Company is committed to make. The nature, business purpose, and significance of the items are discussed in separate sections below the table.

(dollars in thousands)	As of December 31, 2004					As of December 31, 2003
	Less than one year	One to three years	Three to five years	More than five years	Total

Deposits *	$4,132,232	$280,375	$98,269	$1,414	$4,512,290	$3,854,717
Borrowings	463,765	326,148	144,250	$77,130	$1,011,293	557,887
Purchase obligations	2,983	—	—	—	2,983	1,682
Non-cancelable leases	9,763	16,343	10,784	8,536	45,426	86,000
Capital leases	247	495	604	22,377	23,723	—

Total	$4,608,990	$623,361	$253,907	$109,457	$5,595,715	$4,500,286

*	Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the Less Than One Year time range.

Deposits:  As a commercial bank, deposits are the primary funding source for the Company’s business. Deposits are accepted from both retail customers and business entities. In addition to representing the largest funding source, they are also generally lower in cost than any other source of funding because of the deposit insurance that is made available through the Federal Deposit Insurance Corporation (the “FDIC”) to depositors of banks. The Company continuously solicits new deposit customers and frequently uses special promotions to attract them.

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

Borrowings:  Non-deposit borrowings constitute the other source of funding for bank operations. These borrowings include short and long-term obligations. The short-term obligations include securities sold under agreements to repurchase and Federal funds purchased (see Note 12). The long-term obligations include FHLB advances, PCBNA’s and Bancorp’s subordinated debt, and Bancorp’s senior debt (see Note 13). There are no specific triggering events associated with this debt other than defaulted payments that cause the total amounts to become due and payable prior to the contractual maturity.

Purchase obligations:  The amounts shown in the table for purchase obligations represent payments the must be made for the new computer software system the Company is installing.

Leasing of Premises:  The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2004, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $2.7 million. Approximately 54% of these payments are due to the Company over the next three years.

Capital lease obligation:  This obligation is explained in Note 13.

Total rental expense, net of sublease income, for premises included in operating expenses are $8.2 million in 2004, $7.0 million in 2003, and $6.6 million in 2002.

As explained in Note 14, the Company has an unfunded obligation for its post retirement health program. There is no specific required date by which this obligation must be funded. The Company is specifically prohibited from funding the portion that is related to key employees. Management expects to make contributions during the next several years, but expects that in subsequent years the funding will be provided by proceeds from the life insurance policies that previous contributions have been used to purchase.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $7.1 million at December 31, 2004 and $5.8 million at December 31, 2003. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to borrowers of similar credit worthiness that are not related parties.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of December 31, 2004 and 2003, the contractual notional amounts of these instruments are as follows:

(dollars in thousands)	As of December 31, 2004					As of December 31, 2003
	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$297,178	$86,788	$39,068	$62,340	$485,374	$455,991
Consumer lines of credit	2,739	5,981	8,097	230,966	247,783	173,888
Standby letters of credit	54,270	29,663	14,469	4,229	102,631	89,535

Total	$354,187	$122,432	$61,634	$297,535	$835,788	$719,414

Commitments to extend credit—lines of credit—are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company has not usually charged fees in connection with loan commitments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company charges a fee for these letters of credit. Both lines of credit and standby letters of credit involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the consolidated balance sheets.

In the case of lines of credit, this arises from the Company being obligated to lend money to a borrower whose financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not generally anticipate that any significant losses will arise from such draws. In 2003 and 2004, however, the third party for two letters of credit issued for one customer made several draws on the letters of credit because of the borrower’s inability to meet its financial commitment. The Company has not recognized a receivable for the amount of the draw because of doubts regarding the borrower’s ability to pay the Company.

The Company has established an estimate for credit loss on letters of credit. In accordance with GAAP, this estimate is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the $1.2 million estimate is included in other liabilities.

The table below shows charges in this estimate for the last three years. The funding of the letters of credit mentioned above are included in the table for 2003 and 2004.

(dollars in thousands)	Years ended December 31,
	2004	2003	2002

Beginning estimate	$3,942	$2,446	$302
Additions and other changes	50	4,624	2,144
Funded and written-off	(2,760)	(3,128)	—

Ending estimate	$1,232	$3,942	$2,446

Concentration of Lending Activities

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

Legal

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit has been changed to Santa Barbara. The Company has filed an answer to the complaint and has also filed a cross-complaint seeking indemnity from the other RAL lenders for which the funds were cross-collected. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs have dismissed the complaint without prejudice. The plaintiffs have filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company has filed an answer to the complaint and has also filed a cross-complaint seeking indemnity from the other RAL lenders for which the money was cross-collected. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee which JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. Following the filing of a motion to dismiss the complaint by the Company, the plaintiff has filed an amended complaint. The amended complaint has added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200, and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of the California Legal Remedies Act, California Civil Code Section 1750, et seq; 3) a cause of action for an alleged negligent misrepresentation. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

18.    SHAREHOLDERS’ EQUITY

Stock Repurchases

In early 2002, the Company repurchased 225,000 shares with $5.0 million remaining from $20 million authorized by the Board of Directors in 2001. In March 2002 the Board of Directors authorized the use of another $20 million for the repurchase of shares under the same terms, i.e. shares could be repurchased from time to time as Management deemed the price to be favorable. During 2002, approximately 519,000 shares were purchased for $13.2 million from this second authorization.

In early 2003, the Company repurchased 284,000 shares with the remaining $6.8 million. The Board of Directors authorized an additional $40 million of repurchases. Approximately $21.4 million of this was spent during the remainder of 2003 to repurchase 640,000 shares.

With the growth in assets from the PCCI acquisition and because no stock was issued as consideration, Management elected not to repurchase any shares in 2004.

Stock Splits

In April 2002, the Company’s Board of Directors approved a 4 for 3 stock split. The additional stock was distributed in June 2002. All share and per share amounts appearing in these notes and in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

In June 2004, the Company’s Board of Directors approved another 4 for 3 stock split. The additional stock was distributed in June 2004. All share and per share amounts appearing in these notes and in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

In both instances, the Company paid cash for fractional shares resulting from the stock split. For the year ended December 31, 2002, the amount paid is included with other retirements.

Stock Option Plans

The Company’s stock option plans offer key employees and directors an opportunity to purchase shares of the Company’s common stock. The Company has four stock option plans. Options are granted from only two of these.

The first of these is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the 2002 Stock Plan for employees established in January 2002. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of the Directors plan, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever was later. In 1998, the Board of Directors of the Company eliminated this restriction.

The remaining two plans are active now only for the exercise of options held by employees and directors.

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

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $4,338,000, $3,230,000, and $2,887,000 were surrendered in the years ended December 31, 2004, 2003, and 2002, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2004, 2003, and 2002 (adjusted for stock splits and stock dividends).

	Options	Per Share Price Ranges	Weighted Average Price	Weighted Average Expiration Date in Years
2004
Granted	1,034,698	$23.16 to $33.02	$28.79
Exercised	597,118	$4.77 to $28.19	$17.11
Cancelled and expired	35,282	$15.41 to $30.22	$26.22

Outstanding at end of year	15,220	$6.49 to $ 9.49	$8.04	2.06
	192,421	$9.50 to $13.49	$11.18	2.72
	831,162	$13.50 to $20.49	$15.91	5.13
	1,074,031	$20.50 to $30.49	$27.77	7.92
	8,744	$30.50 to $33.02	$32.94	5.81

Total outstanding at end of year	2,121,578

Exercisable at end of year	1,099,639	$6.49 to $30.49	$18.06
Shares available for future grant	5,381,491

2003
Granted	158,244	$19.46 to $27.29	$23.51
Exercised	584,432	$3.71 to $20.54	$14.17
Cancelled and expired	20,735	$14.93 to $19.31	$15.50

Outstanding at end of year	6,124	$4.77 to $ 7.02	$5.65	1.53
	14,211	$7.03 to $10.02	$8.48	3.30
	369,972	$10.03 to $15.27	$12.66	2.71
	1,218,850	$15.28 to $22.77	$16.47	5.06
	110,123	$22.78 to $27.29	$24.62	4.08

Total outstanding at end of year	1,719,280

Exercisable at end of year	1,158,241	$4.77 to $23.52	$15.20

2002
Granted	923,253	$15.41 to $21.08	$16.13
Exercised	553,825	$3.88 to $23.46	$13.76
Cancelled and expired	19,855	$9.60 to $22.49	$19.58

Outstanding at end of year	5,864	$3.71 to $ 5.21	$4.40	1.59
	128,188	$5.22 to $ 7.46	$7.11	3.86
	99,841	$7.47 to $10.46	$10.23	4.85
	363,719	$10.47 to $14.96	$13.31	2.68
	1,568,591	$14.97 to $21.08	$16.40	5.50

Total outstanding at end of year	2,166,203

Exercisable at end of year	1,417,849	$3.71 to $21.08	$15.11

GAAP requires the Company to disclose, separately for compensation plans approved by shareholders and plans not approved by shareholders, the number of shares to be issued upon exercise of outstanding options, the weighted average price of these outstanding options, and the number of shares remaining available for future issuance. The following table provides this disclosure. All equity compensation plans have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,121,578	$21.50	5,381,491
Equity compensation plans not approved by security holders	—	—	—
Total	2,121,578	$21.50	5,381,491

19.    DIVIDENDS DECLARED

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. During 2003, the Company increased the amount of dividends paid to $0.16 per share per quarter and during 2004, the Company increased the amount of dividends paid to $0.18 per share per quarter.

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2004 and 2003. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized.”

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

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$543,696	12.1%	$359,472	8.0%	$449,341	10.0%
Tier I Capital (to Risk Weighted Assets)	$367,487	8.2%	$179,736	4.0%	$269,604	6.0%
Tier I Capital (to Average Tangible Assets)	$367,487	6.3%	$232,108	4.0%	$290,135	5.0%
Risk Weighted Assets	$4,493,406
Average Tangible Assets	$5,802,708

As of December 31, 2003
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$468,851	13.3%	$281,730	8.0%	$352,162	10.0%
Tier I Capital (to Risk Weighted Assets)	$353,714	10.0%	$140,865	4.0%	$211,297	6.0%
Tier I Capital (to Average Tangible Assets)	$353,714	7.4%	$190,000	4.0%	$237,500	5.0%
Risk Weighted Assets	$3,521,619
Average Tangible Assets	$4,749,992

As of December 31, 2004, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table.

The following table shows the three capital ratios for PCBNA at December 31, 2004 and 2003. There are no conditions or events since December 31, 2004 that Management believes have changed or will change PCBNA’s category for other than temporary conditions related to the RAL program.

As of December 31,	Total Tier I and Tier II Capital to Risk Weighted Assets	Tier I Capital to Risk Weighted Assets	Tier I Capital to Average Tangible Assets

2004	12.50%	8.57%	6.64%
2003	13.31%	10.04%	7.45%

Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends which may be paid by PCBNA to Bancorp. The amounts which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2004, PCBNA would have been permitted to pay up to $159.0 million to Bancorp.

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

The Company recorded a net gain on sale of tax refund loans of $2.9 million in 2004 and $8.0 million in 2003. These gains relate to the sale of RALs through the securitization vehicle discussed in Note 10.

Noninterest revenue also includes several general categories: other service charges, commissions, and fees and other income. Other service charges, commissions, and fees include a variety of revenues earned by providing services to customers.

(in thousands)	December 31,
	2004	2003	2002

Included in other service charges, commissions and fees:
Merchant bankcard fees	$1,182	$1,027	$936
Standby letter of credit fees	1,288	556	642
Real estate loan broker fees	1,460	2,700	2,501
Debit card fees	2,318	1,495	1,768
Collection fees	4,781	4,244	2,563

Included in other income:
Loss on tax credit investments	$(3,644)	$(1,513)	$(911)
Interest/dividends on other securities	2,100	1,268	1,050
Gain on SBA loans	2,069	415	110
Gain on sale of residential real estate loans	263	1,424	1,855

The CRA qualified investment losses result from the Company’s investments in limited partnerships that are set up to build or renovate low-income housing. Given the generally higher income demographics in the Company’s market areas, the Company does not have many opportunities to make the direct investments in low-income housing that are required for the Company to comply with the provisions of the Community Reinvestment Act. These partnerships operate at a loss but generate Federal and state income tax credits in excess of the after-tax impact of the losses. Note 27 describes an adjustment for the cumulative amount of losses from prior periods that was recognized in the fourth quarter of 2004.

The interest/dividends on other securities represent the income from the FHLB and FRB stock held by the Company.

22.    OTHER OPERATING EXPENSE

The table below discloses the largest items included in other operating expense. Consultant expense include the Company’s independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)	December 31,
	2004	2003	2002

Noninterest expense
Software expense	$9,814	$8,205	$5,875
Consultants—other	4,731	4,600	2,836
Consultants—accounting	3,872	2,214	921
Telephone—voice	2,870	2,628	2,854
Postage and freight	2,251	1,957	1,727
Developers performance fees	2,233	2,413	2,085
Off-balance sheet contingency loss	50	4,624	2,144
Workers compensation insurance	1,667	1,895	918

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

There was one such swap in place at the end of 2004. The notional amount of this hedge at December 31, 2004 was $9.6 million with a fair value loss of approximately $30,000. This swap agreement expires in February of 2005.

Matching Interest Rate Swaps with Customers

The Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of December 31, 2004, there were swaps with a notional amount of $61.0 million. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged to the Company’s customer that is in excess of the fee paid by the Company to the other financial institution.

24.    GUARANTEES

Guarantees include contracts that obligate the guarantor to pay the guaranteed party because of: (1) changes in a specified interest rate, security price, commodity price, or other variable that relate to an asset, liability, or equity security of the guaranteed party; or (2) a third party’s failure to perform on an obligation to the guaranteed party. The Company has determined that its standby letters of credit and financial guarantees are guarantees within this definition.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2004, the maximum undiscounted future payments that the Company could be required to make was $102.6 million. Approximately 85% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has a $360,000 liability recorded that is associated with the fair market value of the guarantees at December 31, 2004. As indicated in Note 17, as of December 31, 2004, the Company had established a contingency loss reserve for letters of credit of $1.2 million.

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

Securities and Money Market Instruments

For securities and commercial paper, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. As explained in Note 1, because all securities are classified as available-for-sale, they are all carried at fair value.

Loans

The fair value of loans is estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These contractual cash flows are adjusted to reflect estimates of uncollectible amounts.

Mortgage Servicing Rights

Mortgage servicing rights are carried at the lower of cost or estimated fair value.

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

The fair value of these instruments is immaterial and consequently they are omitted from the table.

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:

(dollars in thousands)	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$133,116	$133,116	$150,010	$150,010
Federal funds sold	—	—	33,010	33,010
Securities available-for-sale	1,524,874	1,524,874	1,317,962	1,317,962
Net loans	4,008,317	3,969,200	3,131,329	3,185,813
Mortgage servicing rights	1,679	1,679	537	537
Derivatives	501	501	1,436	1,436

Total financial assets	5,668,487	5,629,370	4,634,284	4,688,768

Financial liabilities:
Deposits	4,512,290	4,508,135	3,854,717	3,861,008
Long-term debt, FHLB advances, and capital lease obligations	817,364	807,081	491,100	502,822
Repurchase agreements,
Federal funds purchased, and
Treasury, Tax & Loan	193,929	193,927	66,787	66,784
Derivatives	531	531	2,334	2,334

Total financial liabilities	5,524,114	5,509,674	4,414,938	4,432,948

Net financial assets	$144,373	$119,696	$219,346	$255,820

26.    SEGMENT REPORTING

While the Company’s products and services are all of the nature of commercial banking, the Company has six reportable segments. There are five specific segments: Community Banking, Commercial Banking, Tax Refund Programs, Fiduciary, and Pacific Capital. The remaining activities of the Company are reported in a segment titled “All Other.”

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

Pacific Capital:  In connection with the March 5, 2004 PCCI acquisition, the operations of the three branch offices acquired were included in the “Community Banking” segment along with the other branch activities of the Company. During 2004, the operations of PCCI’s commercial real estate and SBA lending areas reported to the former CEO of PCCI, who reported to the CEO of the Company and, consequently, they have been identified as a reportable segment.

All Other:  This segment consists of other business lines and support units. The administrative support units include the Company’s executive administration, data processing, marketing, credit administration, human resources, legal and benefits, treasury, and finance and accounting. The primary revenues are from PCBNA’s securities portfolios.

Change to the Reportable Segments

There were no changes in reportable segments from 2002 to 2003. The only changes from 2003 to 2004, as mentioned above, are the addition of Pacific Capital lending units as a separate segment and the inclusion of the three former PCCI branch offices in the Community Banking segment.

Charges and Credits for Funds and Income from the Investment Portfolios

As noted above, loans and deposits are handled by staff in different business units. Loans are handled by staff in both the Community Banking and Commercial Banking segments. Without recognizing the cost lending units would have to pay for the funds they lend if they were not part of a depository institution and the value of deposits gathered at less than the rates paid for borrowed funds, it would appear that the lending units were all profitable because they had only interest income while the deposit units had only interest expense. Deposit servicing is primarily the responsibility of the customer service staff in the Community Banking segment. To give a fair picture of profitability at the segment level, it is therefore necessary to charge the lending units for the cost of the funds they use while crediting the branch units in the Community Banking segment for the funds they provide.

Included within the All Other segment is the Treasury Department that manages the securities portfolios and borrowing funds as needed to supplement deposit growth and manage interest rate risk. The securities portfolios provide liquidity to the Company and earn income from funds received from depositors that are in excess of the amounts lent to borrowers. In other words, while some of the funds borrowed by Treasury are used within the segment to purchase securities, they are also used in the lending segments to fund loans. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and may be an opportunity cost for being unable to generate sufficient loans to make full use of the available funds. However, there is no one lending unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Instead, each segment that uses funds through lending or investing is charged for its funds at the same rates based solely on the maturity terms or repricing characteristics of the assets funded. The Community Banking and All Other segments are credited for the funds they provide based on the maturity term or repricing characteristics of those funds.

To better measure the profitability of the consumer lending and treasury activities and to reflect that the funds used and provided are not of the same maturity, the charges and credits for funds within the Community Banking and All Other segments are not netted.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment’s contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 15) that do not apply equally to all segments. In addition, if segments were measured by their net-of-tax contribution, they would be advantaged or disadvantaged by any enacted changes in tax rates even though such changes are not reflective of the performance of the segments.

Interest Income and Revenues from External Customers

In the All Other segment, interest income exceeds revenues from external customers. This occurs because there are a number of negative amounts, specifically losses on securities and the tax credit partnerships, that originate with external customers that offset the interest income received from other external customers.

Specific Segment Disclosure

The following table presents information for each specific segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief executive officer. Also included is the sum of the other operating and support units in the All Other column.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital*	All Other	Total

Twelve months ended December 31, 2004
Revenues from external customers	$130,358	$97,393	$65,541	$15,665	$25,734	$73,472	$408,163
Intersegment revenues	101,443	—	4,704	1,519	—	19,541	127,207

Total revenues	$231,801	$97,393	$70,245	$17,184	$25,734	$93,013	$535,370

Profit (Loss)	$115,512	$66,780	$45,548	$10,643	$6,103	$(98,349)	$146,237
Interest income	101,872	94,871	36,674	—	23,906	75,205	332,528
Interest expense	33,512	—	1,119	369	40	34,171	69,211
Internal charge for funds	33,283	23,248	—	9	9,703	60,964	127,207
Depreciation	4,174	149	731	76	24	5,428	10,582
Total assets	1,824,744	1,695,544	133,511	2,199	439,781	1,929,006	6,024,785
Capital expenditures	—	—	—	—	—	25,362	25,362

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital*	All Other	Total

Twelve months ended December 31, 2003
Revenues from external customers	$124,152	$96,544	$64,117	$14,682	$—	$61,018	$360,513
Intersegment revenues	70,850	—	1,824	1,416	—	34,380	108,470

Total revenues	$195,002	$96,544	$65,941	$16,098	$—	$95,398	$468,983

Profit (Loss)	$87,744	$60,221	$40,440	$9,540	$—	$(73,353)	$124,592
Interest income	95,875	94,559	31,984	—	—	56,350	278,768
Interest expense	31,997	—	814	467	—	20,655	53,933
Internal charge for funds	30,788	27,650	2,684	10	—	47,338	108,470
Depreciation	3,665	169	547	106	—	5,433	9,920
Total assets	1,529,344	1,595,788	24,008	1,206	—	1,709,284	4,859,630
Capital expenditures	—	—	—	—	—	15,662	15,662

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital*	All Other	Total

Twelve months ended December 31, 2002
Revenues from external customers	$120,509	$107,089	$48,845	$13,660	$—	$57,081	$347,184
Intersegment revenues	98,709	—	4,046	2,020	—	36,798	141,573

Total revenues	$219,218	$107,089	$52,891	$15,680	$—	$93,879	$488,757

Profit (Loss)	$64,672	$61,138	$35,391	$9,571	$—	$(49,402)	$121,370
Interest income	96,027	105,284	19,846	—	—	52,243	273,400
Interest expense	42,661	—	1,604	934	—	17,600	62,799
Internal charge for funds	49,033	38,146	2,648	14	—	51,732	141,573
Depreciation	4,084	213	511	267	—	4,610	9,685
Total assets	1,419,320	1,572,506	18,935	980	—	1,207,472	4,219,213
Capital expenditures	—	—	—	—	—	12,952	12,952

*As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the Consolidated Financial Statements. For purposes of performance measurement and therefore for the segment disclosure above, income from tax-exempt securities, loans, and leases is reported on a fully taxable equivalent basis. Under this method of disclosure, the income disclosed is increased to that amount which, if taxed, would result in the amount included in the financial statements. While useful to management, this increase to recognize the tax-exempt nature of these instruments is not in accordance with GAAP. Consequently, the table below includes the tax equivalent adjustment as a reconciling item between total revenues and pre-tax profit or loss for the segments and the corresponding amounts reported in the Consolidated Statements of Income.

(dollars in thousands)	Twelve months ended December 31,
	2004	2003	2002

Total revenues for reportable segments	$535,370	$468,983	$488,757
Elimination of intersegment revenues	(127,207)	(108,470)	(141,573)
Elimination of taxable equivalent adjustment	(6,347)	(6,579)	(6,654)

Total consolidated revenues	$401,816	$353,934	$340,530

Total profit or loss for reportable segments	$146,237	$124,592	$121,370
Elimination of taxable equivalent adjustment	(6,347)	(6,579)	(6,654)

Income before income taxes	$139,890	$118,013	$114,716

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

27.    FOURTH QUARTER 2004 ADJUSTMENTS

The Company identified three accounting errors that it corrected in the fourth quarter of 2004. These errors are described in the succeeding paragraphs. The portions of these adjustments that related to any prior period financial statements were immaterial.

On February 7, 2005, the Chief Accountant of the SEC sent a letter to the American Institute of Certified Public Accountants calling attention to several issues in the accounting for leases. One of the issues is the requirement to recognize minimum or fixed rent increases on a straight-line basis. When the Company reviewed its lease accounting in response to the letter, it discovered that it had not followed the straight-line recognition in all cases. The Company determined that it had under-recognized lease expense over the terms of these leases going back as far as 1993 by a cumulative amount of $885,000.

During the fourth quarter of 2004, the Company recognized that it had not posted all of the losses on its low income housing tax credit partnerships. The cumulative amount of the unrecognized losses was $1.4 million. Most of this amount relates to the years prior to 2002 and in no case would adjustment for any prior period financial statements be material.

During the fourth quarter of 2004, the Company recognized $1.4 million in stay pay bonuses, of which $980,000 was attributable to prior quarters in 2004. Adjustment to the financial statements for these prior quarters is not material.

These adjustments had an impact on net income for the fourth quarter of 2004 of $2.2 million or 5¢ per diluted share. For the year 2004, the impact on net income was $1.3 million or 3¢ per diluted share.

28.    SUBSEQUENT EVENT

On February 28, 2005, the Company and First Bancshares, Inc. of San Luis Obispo (“FSLO”) jointly announced that the Company would be acquiring all of the outstanding stock of FSLO for approximately $60.8 million in cash. They announced that the acquisition was subject to various regulatory approvals and FSLO shareholder approval. The transaction is expected to close in July 2005. No balances or results of operations of FSLO are included in the consolidated financial statements of the Company as of or for the year ended December 31, 2004. The Company incurred immaterial expenses in 2004 in connection with the consideration and execution of this business combination.

29.    PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following two pages.

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Balance Sheets

(in thousands)

	December 31,
	2004	2003

Assets
Cash	$2,549	$3,261
Investment in and advances to subsidiaries	506,772	425,540
Loans, net	—	26
Premises and equipment, net	747	2,485
Other assets	28,921	14,655

Total assets	$538,989	$445,967

Liabilities
Senior debentures	$68,091	$40,000
Other liabilities	11,216	6,919

Total liabilities	79,307	46,919

Equity
Common stock	11,434	8,494
Surplus	78,903	72,916
Accumulated other comprehensive income	7,970	12,807
Retained earnings	361,375	304,831

Total shareholders’ equity	459,682	399,048

Total liabilities and shareholders’ equity	$538,989	$445,967

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Income Statements

(in thousands)

	Years Ended December 31,
	2004	2003	2002

Equity in earnings of subsidiaries:
Undistributed	$73,060	$48,244	$40,870
Dividends	17,500	29,000	33,500
Interest income	(2)	—	241
Interest expense	(4,368)	(3,016)	(2,990)
Other income	134	35	43
Other operating expense	(1,288)	(705)	1,816
Income tax benefit	2,908	2,113	1,371

Net income	$87,944	$75,671	$74,851

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2004	2003	2002

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$87,944	$75,671	$74,851
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiaries	(90,560)	(77,244)	(74,370)
Additional investment in subsidiary	(13,008)	—	—
Depreciation expense	58	126	1,421
(Increase) decrease in other assets	(14,267)	(3,390)	12,892
Increase (decrease) in other liabilities	4,297	231	(11,240)

Net cash used in operating activities	(25,536)	(4,606)	3,554

Cash flows from investing activities:
Net increase (decrease) in securities purchased under agreements to resell	—	—	14,500
Net decrease (increase) in loans	26	55	153
Capital expenditures	1,680	2,172	8,614
Distributed earnings of subsidiaries	17,500	29,000	33,500

Net cash provided by investing activities	19,206	31,227	56,767

Cash flows from financing activities:
Proceeds from other borrowing	28,091	—	—
Proceeds from issuance of common stock	8,927	6,663	5,511
Payments to retire common stock	—	(28,208)	(18,222)
Dividends paid	(31,400)	(27,399)	(23,707)

Net cash used in financing activities	5,618	(48,944)	(36,418)

Net (decrease) increase in cash and cash equivalents	(712)	(22,323)	23,903
Cash and cash equivalents at beginning of period	3,261	25,584	1,681

Cash and cash equivalents at end of period	$2,549	$3,261	$25,584

Supplemental disclosures: none

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands except per share amounts)	2004 Quarters				2003 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$77,404	$76,583	$71,429	$100,765	$62,558	$59,951	$60,432	$89,248
Interest expense	19,894	18,424	15,996	14,897	13,183	13,038	13,482	14,230
Net interest income	57,510	58,159	55,433	85,868	49,375	46,913	46,950	75,018
Provision for credit losses	1,748	2,740	737	7,584	1,381	2,653	2,635	11,617
Noninterest revenue	12,393	11,241	15,380	36,621	12,666	13,626	15,137	38,852
Operating expense	45,398	43,349	44,043	47,116	41,674	37,618	38,499	44,447
Income before income taxes	22,757	23,311	26,033	67,789	18,986	20,268	20,953	57,806
Income taxes	8,510	8,752	9,486	25,198	6,389	7,011	7,554	21,388
Net Income	$14,247	$14,559	$16,547	$42,591	$12,597	$13,257	$13,399	$36,418

Net earnings per share:
Basic	$0.31	$0.32	$0.36	$0.94	$0.28	$0.29	$0.29	$0.80
Diluted	$0.31	$0.32	$0.36	$0.93	$0.28	$0.29	$0.29	$0.79

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2004 the Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as a result of the material weaknesses described below in Management’s Report on Internal Controls over Financial Reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management identified the following material weaknesses:

1. As of December 31, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles for leasing transactions and other non-routine transactions. The misapplications of generally accepted accounting principles involved: (a) initially recording a capital lease as an operating lease; (b) failing to record rental expense using a level expense in those instances where the lease terms included specific rent increases or minimum increases; (c) failing to record losses from the low-income housing tax credit limited partnerships in the appropriate accounting period; and (d) errors in the accounting for the purchase of PCCI in March 2004 including errors in the accounting for stay-put bonuses. This control deficiency did not result in a misstatement of the 2004 annual or interim financial statements although it did result in adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to leasing transactions or other non-routine transactions that could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

2. As of December 31, 2004, the Company did not maintain effective controls over approval of general ledger journal entries. Specifically, the Company has an open general ledger system in which journal entries can be processed without appropriate approval. Additionally, reconciliations of the general ledger that would detect unauthorized journal entries were not performed for general ledger accounts relating to prepaid and other expenses, accounts payable, cash, federal funds sold and general and administrative expense at the end of the accounting period. Furthermore, documentation surrounding the monitoring of monthly operating results that would detect unauthorized journal entries was either not prepared or retained. These control deficiencies in the aggregate did not result in any misstatements in the 2004 annual or interim consolidated financial statements; however, they could result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. Accordingly, management has determined that these deficiencies aggregate to a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based upon the criteria described in “Internal Control—Integrated Framework,” issued by COSO.

Management excluded certain elements of internal control over financial reporting of Pacific Crest Capital, Inc. (PCCI) from its evaluation of internal control over financial reporting as of December 31, 2004 because PCCI was acquired by the Company in a purchase business combination during 2004. PCCI’s loans and fixed assets and net income represent $439.8 million and $6.1 million, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2004. PCCI’s investment portfolio was integrated with the Company’s investment portfolio at the time of the closing of the acquisition and was included in Management’s evaluation of internal controls.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K on page 76.

REMEDIATION OF MATERIAL WEAKNESSES

Management continually evaluates the adequacy of its internal control over financial reporting and enhances its controls in response to internal control evaluations and internal and external audit and regulatory recommendations.

During the fourth quarter of 2004, the Company strengthened the procedures for reconciling subsidiary records to the general ledger. It also engaged an accounting firm to assist it in preparing the tax provision calculations reported in its consolidated income statement for the year ended December 31, 2004 and tax asset and liability account balances as of December 31, 2004.

The accounting errors were all corrected in the fourth quarter of 2004.

Since December 31, 2004, management has taken extra steps to ensure that the financial statements included in the 10-K are fairly presented in accordance with generally accepted accounting principles and to support its certifications in Exhibits 31.1, 31.2, and 32. These steps included after-the-fact preparation of reconciliations of all general ledger accounts for which reconciliations had not been performed at December 31, 2004. They also included review of all non-routine or complex transactions and transactions requiring significant accounting estimates or judgments that occurred during the year.

While performing these steps provided evidence to management that no material error occurred, they do not provide evidence that no material error could have occurred. With respect to the review and reconciliation of general ledger accounts, the after-the-fact re-performance of reconciliations was not part of the Company’s internal control process as of December 31, 2004 and consequently did not support the effectiveness of internal controls as of that date. With respect to the non-routine or complex transactions, by their nature these transactions are sporadic or infrequent and there were simply not enough such transactions that occurred late in the year to give management sufficient evidence that they would be handled correctly in all cases as of December 31, 2004. The Company’s inability to provide itself with the necessary evidence led management to determine that there was still a material weakness as of December 31, 2004.

Additional changes need to be made to address these material weaknesses. These will include additional requirements for the content and timing of reconciliations that are being implemented in the first quarter of 2005. With respect to non-routine or complex transactions, management is reviewing hiring additional employees with more banking and accounting experience. Management has also discussed with, and received approval from, the Audit Committee to engage accounting consultants when necessary to provide the necessary expertise until sufficient accounting expertise can be developed internally.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled “The Board of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement for the annual meeting to be held May 24, 2005 that will be filed within 120 days following the fiscal year end December 31, 2003 (“Proxy Statement”).

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

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 142 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 “Compensation Plans and Agreements,” in the Exhibit Index.

(b)	REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2004.

Subject		Filing Date
Item 1.01	Entry into a Material Definitive Agreement	October 25, 2004
Approval of an Amended and Restated Management Retention Plan.

Item 7.	Financial Statements and Exhibits	October 26, 2004
Press release announcing earnings for third quarter of 2004.

The following current reports on Form 8-K have been filed the Securities and Exchange Commission to date during the first quarter of 2005.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits	January 27, 2005
Press release announcing earnings for fourth quarter of 2004.

Item 1.01	Entry into a Material Definitive Agreement	February 2, 2005
On January 27, 2005, the Company announced that its board of directors approved modifications to the compensation of nonemployee directors, effective February 1, 2005.

Item 7.01	Regulation FD Disclosure Announcement of Acquisition of First Bancshares, Inc.	February 28, 2005

(c)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 142 of this report.

(d)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ William S. Thomas. Jr.	March 22, 2005
William S. Thomas, Jr.	Date
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward E. Birch	March 22, 2005	/s/ William S. Thomas, Jr.	March 22, 2005
Edward E. Birch	Date	William S. Thomas, Jr.	Date
Chairman of the Board		President
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard M. Davis	March 22, 2005	/s/ Richard S. Hambleton, Jr.	March 22, 2005
Richard M. Davis	Date	Richard S. Hambleton, Jr.	Date
Director		Director

/s/ D. Vernon Horton	March 22, 2005	/s/ Roger C. Knopf	March 22, 2005
D. Vernon Horton	Date	Roger C. Knopf	Date
Vice Chairman		Director

/s/ Robert W. Kummer, Jr.	March 22, 2005	/s/ Donald Lafler	March 22, 2005
Robert W. Kummer, Jr.	Date	Donald Lafler	Date
Director		Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Clayton C. Larson	March 22, 2005	/s/ John Mackall	March 22, 2005
Clayton C. Larson	Date	John Mackall	Date
Vice Chairman		Director

/s/ Gerald T. McCullough	March 22, 2005	/s/ Richard A. Nightingale	March 22, 2005
Gerald T. McCullough	Date	Richard A. Nightingale	Date
Director		Director

/s/ Kathy J. Odell	March 22, 2005
Kathy J. Odell	Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit

Number        Description *

3.	Articles of Incorporation and Bylaws:

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated January 27, 1999. (1)

3.2	Certificate of Determination for the Series A Preferred Stock of Pacific Capital Bancorp (incorporated by reference to Exhibit 3(b) to Pacific Capital Bancorp’s Registration Statement on Form S-4 (Registration No. 333-36298) filed May 4, 2000).

3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective April 25, 2000. (4)

3.4	Certificate of Amendment of Articles of Incorporation dated May 28, 1999. (5)

3.5	Certificate of Amendment of Articles of Incorporation dated May 13, 2002. (6)

4.	Instruments Defining the Rights of Security Holders, including indentures

4.1	Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to Pacific Capital Bancorp’s Quarterly Report on Form 10-Q for the First Quarter of 2003 filed on May 14, 2003).

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.	Material contracts:

10.1	Compensation Plans and Agreements:

10.1.1	Pacific Capital Bancorp 2002 Stock Plan. **

10.1.2	Pacific Capital Bancorp Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. One to Santa Barbara Bancorp’s Registration Statement on Form S-8 (Registration No. 33-48724), filed on June 13, 1995).

10.1.3	Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 2001. **

10.1.3.1	First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. **

10.1.3.2	Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. **

10.1.3.3	Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. **

10.1.3.4	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan. **

10.1.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 2001. **

10.1.4.1	First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. **

10.1.4.2	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan.**

10.1.5	Pacific Capital Bancorp Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998. **

10.1.6	Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non Key Employees) dated December 30, 1998. **

10.1.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (3)

10.1.7.1	First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (2)

10.1.8	Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as dated February 22, 2000 as amended July 21, 2004. **

10.1.8.1	Pacific Capital Bancorp 1996 Directors Stock Option Agreement. **

10.1.8.2	Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). **

10.1.9	Pacific Capital Bancorp Directors’ Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Pacific Capital Bancorp’s Annual Report on Form 10-K (File No. 0-13528) for the fiscal year ended December 31, 1991).

10.1.10	Pacific Capital Bancorp 1984 Amended and Restated Stock Option Plan and Forms of Agreements as amended to date. **

10.1.11	Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements. **

10.1.12	Amended and Restated Pacific Capital Bancorp Management Retention Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 25, 2004).

10.1.13	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan dated October 1, 2000. **

10.1.13.1	First Amended and Restated Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated October 1, 2000. **

21.	Subsidiaries of the registrant **

23.	Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP with respect to financial statements of the Registrant **

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

31.1	Certification of William S. Thomas, Jr.

31.2	Certification of Donald Lafler

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and, contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp (File 0-11113). Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger (File No. 0-13528).

**	Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1)	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-74831) filed March 18, 1999.

(2)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for fiscal year ended December 31, 1995.

(3)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1997.

(4)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2000.

(5)	Filed as Exhibit 3.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2002.

(6)	Filed as Exhibit 3.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2002.