Form 10-Q
period 2005-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2005-05-10
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒    No  ☐

Common Stock - As of May 5, 2005 there were 45,825,993 shares of the issuer’s common stock outstanding.

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements:	2

	Consolidated Balance Sheets (unaudited) March 31, 2005 and December 31, 2004	2

	Consolidated Statements of Income (unaudited) Three-Month Periods Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited) Three-Month Periods Ended March 31, 2005 and 2004	4

	Consolidated Statements of Comprehensive Income (unaudited) Three-Month Periods Ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	75

Item 4.	Controls and Procedures	75

PART II.	OTHER INFORMATION	76

Item 1	Legal proceedings	76

Item 2	Changes in Securities and Use of Proceeds	76

Item 3	Defaults Upon Senior Securities	76

Item 4	Submission of Matters to a vote of security holders	76

Item 5	Other information	76

Item 6	Exhibits and Reports on Form 8-K	77

SIGNATURES		78

PART 1 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	March 31, 2005	December 31, 2004
Assets:
Cash and due from banks	$146,360	$133,116
Securities available-for-sale, at fair value (Note 4)	1,460,050	1,524,874
Loans, net of allowance of $55,993 at March 31, 2005 and $53,977 at December 31, 2004 (Note 5)	4,164,562	4,008,317
Premises, equipment and other long-term assets	103,835	100,282
Accrued interest receivable	24,406	24,000
Goodwill (Note 7)	109,745	109,745
Other intangible assets (Notes 7 and 8)	4,536	5,321
Other assets (Note 6)	168,333	119,130

Total assets	$6,181,827	$6,024,785

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,069,499	$1,013,772
Interest-bearing deposits	3,488,517	3,498,518

Total Deposits	4,558,016	4,512,290
Federal funds purchased and securities sold under agreements to repurchase	244,427	179,041
Long-term debt and other borrowings (Note 9)	780,766	823,122
Obligations under capital lease (Note 9)	9,166	9,130
Accrued interest payable and other liabilities	84,721	41,520

Total liabilities	5,677,096	5,565,103

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 45,811 outstanding at March 31, 2005 and 45,719 at December 31, 2004)	11,457	11,434
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	81,088	78,903
Accumulated other comprehensive income	(364)	7,970
Retained earnings	412,550	361,375

Total shareholders’ equity	504,731	459,682

Total liabilities and shareholders’ equity	$6,181,827	$6,024,785

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2005	2004
Interest income:
Loans	$129,004	$86,624
Securities	16,012	13,660
Federal funds sold and securities purchased under agreements to resell	250	481

Total interest income	145,266	100,765

Interest expense:
Deposits	13,740	8,988
Securities sold under agreements to repurchase and Federal funds purchased	1,401	534
Other borrowed funds	7,742	5,375

Total interest expense	22,883	14,897

Net interest income	122,383	85,868
Provision for credit losses (Note 5)	39,012	7,584

Net interest income after provision for credit losses	83,371	78,284

Non interest revenue:
Service charges on deposits	4,291	4,036
Trust fees	4,355	4,054
Refund transfer fees	20,821	17,715
Other service charges, commissions and fees, net	7,857	5,824
Net gain on sale of tax refund loans	26,023	2,945
Net (loss) gain on securities transactions	(109)	(67)
Other income	1,920	2,114

Total noninterest revenue	65,158	36,621

Operating expense:
Salaries and benefits	28,231	25,130
Net occupancy expense	4,079	3,552
Equipment expense	2,361	2,069
Other expense	18,837	16,365

Total operating expense	53,508	47,116

Income before income taxes	95,021	67,789
Provision for income taxes	35,615	25,198

Net income	$59,406	$42,591

Earnings per share - basic (Note 3)	$1.30	$0.94
Earnings per share - diluted (Note 3)	$1.29	$0.93
Average number of shares - basic	45,778	45,374
Average number of shares - diluted	46,123	45,817
Dividends declared per share	$0.18	$0.17
Dividends paid per share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income	$59,406	$42,591
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,729	2,276
Provision for credit losses	39,012	7,584
Net amortization of discounts and premiums for securities and commercial paper	(217)	348
Reverse amortization on capital lease	46	—
Amortization of net deferred loan fees	1,298	1,134
Net loss (gain) on sales and calls of securities	109	67
Change in accrued interest receivable and other assets	(43,236)	(27,345)
Change in accrued interest payable and other liabilities	43,201	46,894

Net cash provided by operating activities	102,348	73,549

Cash flows from investing activities:
Purchase of bank or branches	—	(123,282)
Proceeds from sales of AFS securities	22,545	12,621
Proceeds from calls, maturities, and partial paydowns of AFS securities	84,997	60,596
Purchase of AFS securities	(56,990)	(110,468)
Net (increase) decrease in loans made to customers	(196,555)	(105,813)
Net purchase or investment in premises and equipment	(5,834)	(4,367)

Net cash used in investing activities	(151,837)	(270,713)

Cash flows from financing activities:
Net increase (decrease) in deposits	45,726	146,290
Net increase (decrease) in borrowings with maturities of 90 days or less	53,416	(11,669)
Proceeds from long-term debt and other borrowing	5,000	56,000
Payments on long-term debt and other borrowing	(35,386)	(19,600)
Proceeds from issuance of common stock	2,208	2,397
Dividends paid	(8,231)	(7,478)

Net cash provided by financing activities	62,733	165,940

Net (decrease) increase in cash and cash equivalents	13,244	(31,224)
Cash and cash equivalents at beginning of period	133,116	183,020

Cash and cash equivalents at end of period	$146,360	$151,796

Supplemental disclosure:
Interest paid during period	$23,727	$16,087
Income taxes paid during period	$520	$—

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended March 31, 2005			For the Three-Month Period Ended March 31, 2004
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$95,021	$35,615	$59,406	$67,789	$25,198	$42,591
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(14,490)	(6,093)	(8,397)	10,271	4,319	5,952
Less: reclassification adjustment for losses included in net income	(109)	(46)	(63)	(67)	(28)	(39)

Other comprehensive (loss) income	(14,381)	(6,047)	(8,334)	10,338	4,347	5,991

Comprehensive income	$80,640	$29,568	$51,072	$78,127	$29,545	$48,582

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are or have been used for the transactions described in Note 8, “Transfers and Servicing of Financial Assets.” One is used only in the first quarter of each year and the other is currently inactive. All references to the “Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

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

PCBNA uses the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various market areas. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of PCCI. The Bank uses the brand name “Pacific Capital Bank” for the operations acquired with PCCI.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

Securities

Securities may be classified as either “held-to-maturity” or “available-for-sale.” Securities for which an investor has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If an investor were to purchase securities principally for the purpose of selling them in the near term, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities and has decided that all securities could be sold for any of the reasons noted above. Consequently, it classifies all securities as available-for-sale. On determining gain or loss on securities, cost is determined by specific identification.

A Security is impaired if its fair value is less than its cost adjusted for accretion of discount or amortization of premium. In the last several months, there have been extensive discussions by accounting authorities regarding securities that might be other than temporarily impaired. This issue is discussed in the sub-section of this note titled, “New Accounting

Pronouncements.” The Company has not purchased any securities arising out of highly leveraged transactions, and its investment policy prohibits the purchase of any securities of less than investment grade.

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

Neither delinquency or default is a requirement for nonaccrual status. Once reasonable doubt about the collectibility exists, the loan is put on nonaccrual. In the case of consumer loans, it is usually an event of delinquency or default that raises the doubt of collectibility, but in the case of commercial loans, doubt may be raised by other events. For example, the financial statements required of these borrowers may show a deterioration in their financial condition or a borrower may begin borrowing under a line of credit to make payments on another loan.

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

Impaired loans are reviewed each quarter or upon receipt of material information, to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate of the loan. The second method is to use the loan’s observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, and certain other factors suggest that the recorded investment is or would be reasonably realizable within the contractual term of the loan or within a reasonable period of time using methods available to the bank, then no valuation allowance for that loan is established.

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

Allowance for Other Loans—The Company also provides an allowance for credit losses for other loans. These include: (1) groups of loans for which the allowance is determined by historical loss experience ratios for similar loans; (2) specific loans that are not included in one of the types of loans covered by the concept of “impairment” but for which repayment is nonetheless uncertain; and (3) probable losses incurred in the various loan portfolios, but which have not been specifically identified as of the period end. The amounts of the various components of the allowance for credit losses are based on review of individual loans, historical trends, current economic conditions, and other factors. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”).

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends. Additions and reductions to the allowance for credit loss for the three month periods ended March 31, 2004 and 2005, and the balances as of those dates are disclosed in Note 5.

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

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. During the second quarter of 2004, the Company received a real estate property in satisfaction of a delinquent loan. The property was recorded at an estimate of its fair value less cost of disposal, $2.9 million. As of March 31, 2005, the Company still held the $2.9 million property.

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

Customer deposits with financial institutions—especially the deposits other than certificates—are generally the result of long-term customer relationships. These deposits are therefore more valuable to a purchaser than simply their outstanding amount would indicate because financial institutions have to spend marketing and other acquisition costs to generate these customer relationships. Therefore, when deposits are purchased, the seller demands an acquisition cost representing the value of the relationship. In the sale of deposits, because the buyer is actually assuming a liability from the seller, this acquisition cost is represented by the amount that the liability assumed exceeds the cash paid by the seller to the buyer to assume the liability. This acquisition cost is termed a Core Deposit Intangible (“CDI”). The Company records this CDI as an asset and amortizes it against other expense over the expected average life of the deposit relationships acquired. For any particular acquisition, the amount of the CDI and the expected average life of the relationship will differ depending on the nature of the deposits and the customers.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at March 31, 2005 or December 31, 2004.

See Note 2, “Business Combinations,” for information regarding the March 5, 2004 acquisition of PCCI.

Loan Sales and Loan Servicing Rights

The Company sells some of the residential real estate loans that it originates. Whether it sells loans during any particular period and how much are sold depends on a number of factors, including the Company’s interest rate risk profile, the fees and gains available from selling, the amount of loans originated, and the coupon rates. Some of the residential loans sold are sold “servicing released” and the purchaser takes over the collection of the payments. However, most are sold with “servicing retained” and the Company continues to receive the payments from the borrower and forwards the funds to the purchaser. The Company earns a fee for this service. The sales are made without recourse, that is, the purchaser cannot look to the Company as a source of repayment in the event the borrower does not perform according to the terms of the note. GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage loans for others as separate assets. For loans sold, a portion of the investment in the loan is allocated to the right to receive this fee for servicing and this value is recorded as a separate asset. This allocation is based on an estimate of the fair value of the servicing rights.

The Company originates some of the SBA loans with the intention of selling the guaranteed portion. As with the residential loans that are sold, these loans are sold promptly after origination. The Company does not hold them for some period of time to assemble groups or pools for sale. Consequently, the amount at any particular time and any adjustment to the market value from changes in interest rates are immaterial.

Rent Expense

Most of the leases on the buildings the Company rents provide for periodic “cost of living” rent increases based on the consumer price index. However, some provide for either fixed dollar or minimum percentage increases. For these latter leases, as required by GAAP, the monthly rent expense is computed by dividing the total minimum rent to be paid over the term of the lease by the number of months in the term. During the early years of the lease term, rent expense will be more than the monthly payment and a liability will be recognized. During the later years of the lease term, the payment will be more than the rent expense recognized and the liability will be gradually reduced to zero at the end of the lease term.

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

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2004 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2004 10-K.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three month periods ended March 31, 2005 and 2004 would have been as follows:

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2005	2004
Net Income, as reported	$59,406	$42,591
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(304)	(122)

Pro forma net income	$59,102	$42,469

Earnings Per Share:
Basic - as reported	$1.30	$0.94
Basic - pro forma	$1.29	$0.94
Diluted - as reported	$1.29	$0.93
Diluted - pro forma	$1.28	$0.93

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.88%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.0293
Expected volatility 4 years:	0.0274
Expected volatility 5 years:	0.0261
Expected dividend	$0.80 per year

For purposes of the 2004 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.74%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2023
Expected volatility 4 years:	0.2227
Expected volatility 5 years:	0.2226
Expected dividend:	$0.63 per year

For the first quarters of 2005 and 2004, had the Company elected the first method of accounting for its stock options, the impact would be to lower its net income by 0.51% and 0.28%, respectively, and fully diluted earnings per share by 0.77% and 0.0%, respectively. Options are granted to directors and certain officers of the Company by authorization of the Compensation Committee of the Board. Throughout the year, stock options may be issued to new directors and new and promoted employees depending on their job classification throughout the year. The Committee authorizes a broader issuance of options to current employees generally every two years. This broader issuance occurred in the second quarter of 2004.

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

The swaps sold to customers are not intended to act as a hedge for the Company’s interest rate risk position with respect to the loan. They are intended only to be a hedge by the customer for the customer’s position. Consequently, they do not meet the requirement for hedge accounting. Consequently, changes in the fair value of these hedges are included in the Company’s net income in the period in which the changes occur. Because a derivative may not be used to hedge another derivative, any changes in the fair value of swaps entered into to cover the Company’s position on the customer swaps are also included in net income in the period in which they occur. Because the covering swap will have the same terms as the Company’s swap with the customer, gains and losses will net to no income impact for these swaps.

Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). In effect, FIN 46R applies broader criteria than just voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

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

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46R, and is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity to securitization conduits established by one or more financial institutions to hold a variety of assets purchased from a number of other financial institutions. These conduits, which are different from the special purpose entity, are variable interest entities within the scope of FIN 46R. However, they hold refund anticipation loans (“RALs”) originated by the Company only during one month of each year. They continue to function during the eleven months of the year holding other types of loans purchased from other financial institutions. Therefore, because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held, the Company has concluded that consolidation of these conduits with the Company is not required by FIN 46. While used only during the first quarter of each year, the special purpose entity for RALs remains in place from year to year.

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

The Company has invested in several partnerships that promote the development of low cost housing by providing incentives in the form of tax credits. The partnerships also help the Company to meet its obligations under the Community Reinvest-ment Act. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. The Company owns more than 50% of the partnership interests in one of these partnerships. The Company has therefore consolidated the assets, liabilities, and operating results of that partnership with the assets, liabilities and operating results of the Company. Consolidation resulted in an additional $3.1 million in assets and a liability for the minority interest of $3.1 million. The Company recognized the whole amount of the operating losses of this partnership which decreased noninterest revenue by $73,000 and recognized a reduction of other expense for $73,000 for the other partners’ share of the losses.

Management does not believe that the Company is the primary beneficiary of any other comparable entities such that consolidation with the Company’s financial statements would be required by GAAP.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) was issued in December 2004. It requires that the Company recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees. The fair value is determined as of the date these equity instruments are granted. The compensation expense will be recognized as a charge against earnings over the requisite service period.

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

The Statement was to be effective for interim periods beginning after June 15, 2005. In April 2005, the Securities Exchange Commission amended the effective date to be the start of the first fiscal year following June 15, 2005. Under this amendment, the Company will need to adopt SFAS 123R beginning with the first quarter of 2006. The Company has not, as yet, decided which of the two transition methods to use. Management expects the adoption of this statement will have an effect on its annual earnings approximately equivalent to the proforma adjustments disclosed above in this note for SFAS 123, i.e. a reduction of $1.2 million or $0.03 per share. Based on Management’s current expectations for net income for 2005, this would represent a reduction of approximately 1.10%.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 requires loans that are acquired in a transfer or business combination, the credit quality of which has deteriorated since origination, to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition. Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005 with no financial impact.

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

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FSLO”) under which the Company will acquire FSLO in an all-cash transaction.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) in an all cash transaction valued at $136 million, or $26 per each diluted share of Pacific Crest Capital common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank, which had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statement of Income for the three-month period ended March 31, 2004 includes the operations of PCCI from March 6, 2004 through March 31, 2004. The Company acquired $121 million in investment securities, $419 million in loans, $291 million in deposits, and other assets and liabilities in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $80 million, was recognized as goodwill as discussed in Note 7, Goodwill and Other Intangible Assets.

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2004.

	Three Months Ended March 31, 2004	January 1, 2004 Through March 5, 2004	Three Months Ended March 31, 2004
(dollars in thousands except per share amounts)	Pacific Capital Bancorp	Pacific Crest	ProForma Combined
Revenues	$137,386	$7,996	$145,382
Income before extraordinary items and the cumulative effect of accounting changes	$42,591	$1,694	$44,285
Net income	$42,591	$1,694	$44,285
Earnings per share	$1.24		$1.29

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

There were no material nonrecurring items included in the Company operating results for the first three months of 2004 related to the acquisition other than the payment of the consideration.

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

The computation of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2005
Numerator — Net Income	$59,406	$59,406

Denominator — weighted average shares outstanding	45,778	45,778

Plus: net shares issued in assumed stock option exercises		345

Diluted denominator		46,123

Earnings per share	$1.30	$1.29
Anti-dilutive options excluded		14

Period ended March 31, 2004
Numerator — Net Income	$42,591	$42,591

Denominator — weighted average shares outstanding	45,374	45,374

Plus: net shares issued in assumed stock option exercises		443

Diluted denominator		45,817

Earnings per share	$0.94	$0.93
Anti-dilutive options excluded		9

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands) March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$106,768	$168	$(1,165)	$105,771
U.S. agency obligations	213,576	626	(1,770)	212,432
Collateralized mortgage obligations	61,675	11	(1,186)	60,500
Mortgage-backed securities	875,849	1,353	(17,763)	859,439
Asset-backed securities	13,050	—	(11)	13,039
State and municipal securities	189,759	19,859	(749)	208,869

	$1,460,677	$22,017	$(22,644)	$1,460,050

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$112,401	$401	$(576)	$112,226
U.S. agency obligations	209,353	1,513	(821)	210,045
Collateralized mortgage obligations	63,663	76	(486)	63,253
Mortgage-backed securities	916,987	4,598	(9,786)	911,799
Asset-backed securities	20,274	72	(39)	20,307
State and municipal securities	188,444	19,225	(425)	207,244

	$1,511,122	$25,885	$(12,133)	$1,524,874

Gains or losses may be realized on securities in the available-for-sale portfolio if the Company sells any of these securities in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due, and due to changes in interest rates. All of the securities held by the Company are classified as available for sale, and all are therefore carried at their fair value. However, as required by GAAP, adjustments to the carrying amount for changes in fair value for securities classified as available-for-sale are not recorded in the Company’s income statement. Instead, the after-tax effect of the change is shown in a separate component of capital. Consequently, as shown in the first table in this note, there are unrealized gains and losses related to the securities held by the Company. The amount of unrealized losses at March 31, 2005 has increased $10.5 million from December 31, 2004. All of this increase is due to changes in interest rates.

The Company does not hold any securities that it believes to be other than temporarily impaired where the impairment is due to credit concerns as described in Securities and Exchange Commission Staff Accounting Bulletin #59. Instead it is changes in interest rate that has caused the fair value to be less than the amortized cost. The Company has sometimes sold such securities because Management believes that such sales prevent a large build up of embedded losses that would reduce liquidity and income.

The following table discloses securities balances by category that are at an unrealized loss at March 31, 2005 and December 31, 2004 and the range of duration of the loss. Included in the table are 104 securities that have been in an unrealized loss position for less than a year and 90 securities that have been in an unrealized loss position for more than one year. There are no credit concerns regarding any of these securities and consequently the Company has no reason to believe that the full par value of the securities will not be received. The Company has concluded that none of these securities is other than temporarily impaired.

	Less than 12 months		12 months or more		Total
As of March 31, 2005 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$128,606	$(1,997)	$55,546	$(938)	$184,152	$(2,935)
Mortgage Backed Securities	298,371	(4,674)	422,667	(13,089)	721,038	(17,763)
Municipal Bonds	16,478	(330)	6,424	(419)	22,902	(749)
Asset backed Securities	9,055	(2)	2,709	(9)	11,764	(11)
Private CMO	59,506	(1,186)	—	—	59,506	(1,186)

Subtotal, Debt Securities	512,016	(8,189)	487,346	(14,455)	999,362	(22,644)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$512,016	$(8,189)	$487,346	$(14,455)	$999,362	$(22,644)

	Less than 12 months		12 months or more		Total
As of December 31, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$161,519	$(1,397)	$—	$—	$161,519	$(1,397)
Mortgage Backed Securities	379,722	(3,881)	239,932	(5,905)	619,654	(9,786)
Municipal Bonds	5,252	(69)	8,066	(356)	13,318	(425)
Asset backed Securities	6,282	(39)	—	—	6,282	(39)
Private CMO	52,678	(486)	—	—	52,678	(486)

Subtotal, Debt Securities	605,453	(5,872)	247,998	(6,261)	853,451	(12,133)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$605,453	$(5,872)	$247,998	$(6,261)	$853,451	$(12,133)

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(dollars in thousands)	March 31, 2005	December 31, 2004
	Available- for-Sale	Available- for-Sale
Amortized cost:
In one year or less	$129,473	$137,209
After one year through five years	685,745	722,391
After five years through ten years	457,458	400,647
After ten years	188,001	250,875

Total Securities	$1,460,677	$1,511,122

Estimated fair value:
In one year or less	$129,841	$138,017
After one year through five years	675,824	720,168
After five years through ten years	450,905	401,657
After ten years	203,480	265,032

Total Securities	$1,460,050	$1,524,874

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Real estate:
Residential - 1 to 4 family	$948,558	$892,705	$814,170
Multi-family residential	197,387	182,936	148,871
Non-residential	1,134,901	1,114,114	1,084,532
Construction	306,323	286,387	266,916
Commercial loans	771,013	782,475	720,623
Home equity loans	225,045	212,064	151,323
Consumer loans	290,258	340,623	271,212
Tax refund loans	68,548	—	52,106
Leases	249,641	230,035	162,561
Municipal tax-exempt obligations	17,619	18,135	13,603
Other loans	11,262	2,820	8,250

Total loans	4,220,555	4,062,294	3,694,167
Allowance for credit losses	55,993	53,977	53,246

Net loans	$4,164,562	$4,008,317	$3,640,921

The loan balances at March 31, 2005, December 31, 2004 and March 31, 2004 are net of approximately $6.5 million, $7.1 million, and $6.5 million respectively, in deferred net loan fees. The leases reported in the table above are fully-financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Municipal tax-exempt obligations are loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Market Value Adjustment for PCCI Loans

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI in the March 2004 acquisition. The amount of this adjustment was $6.4 million at the time of the acquisition. Because the amount that will be collected on these loans is not impacted by this adjustment, it must be amortized against interest income over the estimated lives of the loans so that the amount of the loans reported as outstanding at the time of payment equals the amount to be paid. Amortization expense on this adjustment through the end of the first quarter of 2005 was $324,000. Estimated amortization expense for the remainder of 2005, for the next three years, and thereafter is as follows:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2005	$599
	2006	$755
	2007	$655
	2008	$571
	Thereafter	$1,972

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of March 31, 2005, December 31, 2004 and March 31, 2004:

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Loans identified as impaired	$32,579	$35,966	$49,323
Impaired loans for which a valuation allowance has been established	$10,082	$7,476	$18,169
Amount of valuation allowance for impaired loans	$2,083	$4,821	$6,790
Impaired loans for which no valuation allowance has been established	$22,497	$28,490	$31,154

The following table discloses additional information about impaired loans for the three-month periods ended March 31, 2005 and 2004:

(dollars in thousands)	Three-month Periods Ended March 31,
	2005	2004
Average amount of recorded investment in impaired loans for the period	$32,574	$52,001
Interest recognized during the period for impaired loans	$131	$114

The valuation allowance for impaired loans of $2.1 million as of March 31, 2005 is included within the allowance for credit losses of $47.8 million in the “All Other Loans” column in the statement of changes in the allowance account as of March 31, 2005 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
Balance, December 31, 2004	$53,977	$—	$53,977
Provision for credit losses	1,485	37,527	39,012
Credit losses charged against allowance	(9,720)	(33,431)	(43,151)
Recoveries added to allowance	2,048	4,107	6,155

Balance, March 31, 2005	$47,790	$8,203	$55,993

Balance, December 31, 2003	$49,550	$—	$49,550
Addition from PCCI acquisition	6,146	—	6,146
Provision for credit losses	(1,370)	8,954	7,584
Credit losses charged against allowance	(5,053)	(10,270)	(15,323)
Recoveries added to allowance	2,335	2,954	5,289

Balance, March 31, 2004	$51,608	$1,638	$53,246

6.	OTHER ASSETS

Included in “Other assets” on the Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, are deferred tax assets net of deferred tax liabilities of $18.9 million and $12.2 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision for credit losses expense and to changes in the unrealized gain or loss on securities. The Company cannot necessarily deduct its provision for credit losses expense in its tax return in the same year in which it is recognized for financial statements. Provision for credit losses expense is deductible for income tax purposes only as loans are actually charged-off.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at March 31, 2005 was $109.7 million, that is comprised of $79.7 million related to the PCCI March 5, 2004 acquisition and $30.0 million related to previous acquisitions as explained in Note 1. Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition. PCCI was acquired primarily for the lending units. In the case of the prior purchases, the perceived value was in the deposit relationships and the consumer and small business lending. The goodwill arising from the PCCI acquisition is recorded in the “Pacific Capital” segment, which represents the former PCCI lending units, while the remaining goodwill is recorded on the “Community Banking” segment which includes the Company’s deposit activities and consumer and small business lending. Goodwill is not amortized but is periodically reviewed for impairment as discussed in Note 1.

Also recorded on the Consolidated Balance Sheets at March 31, 2005 is approximately $4.6 million in other intangible assets. This figure includes $1.4 million in loan servicing rights, some of which are related to the PCCI acquisition, as discussed in Note 8, “Transfers and Servicing of Financial Assets,” and an intangible asset of $3.2 million related to both the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI. The $4.6 million is recorded in the “Community Banking” segment. The portion related to PCCI is being amortized over 5 years. The portion related to the two branches is also being amortized over 5 years.

Amortization expense for the remainder of 2005, over the next three years, and thereafter on this core deposit intangible and the other minor intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2005	$1,227
	2006	$1,335
	2007	$454
	2008	$159
	Thereafter	$9

8.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation. During the first quarters of 2004 and 2005 the Company sold RALs through this special purpose entity into multi-seller conduits owned by other financial institutions. The conduits are backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2004 and 2005, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remain during the subsequent quarters of these years. The potential exists for subsequent recoveries on loans charged-off in the securitization. The Company believes their impact would be immaterial to the financial statements and will recognize any such recoveries along with recoveries of other charged-off loans as they are realized.

Mortgage and Other Loan Servicing Rights

The Company sells some of the residential mortgages it originates and for most of these sold loans servicing is retained. As of March 31, 2005, the Company serviced $64.9 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing cost, which approximates fair value. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates – prepayments increase as rates fall, and decrease as rates rise – the value of the servicing right changes with changes in interest rates. Changes in the value are reflected in the financial statements by adjustments to a valuation allowance which offsets the asset, and by changes or credits to noninterest revenue. Changes to the valuation allowance are only made to reflect impairment or increases in value up to the amount of previously recognized impairments. Adjustments have been made to the valuations allowance almost each quarter since then. The value of the MSR at March 31, 2005 was $513,000, net of an allowance of $78,000.

In connection with the March 5, 2004 PCCI acquisition, the Company obtained a non-mortgage servicing asset of $866,000. This asset was created by PCCI’s sales of SBA 7(a) commercial business loans, whereby PCCI sold the guaranteed portion of such loans and retained the servicing, for which it received servicing fees. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. The Company has continued this activity subsequent to the acquisition. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. As with servicing rights, prepayments by the borrowers on the underlying loans reduce the value of the servicing asset. The amount of the SBA 7(a) loans sold and serviced by the Company at March 31, 2005 was $48.1 million, and the amount of the unamortized servicing rights was $917,000.

The following table shows the activity in the servicing rights account and the valuation allowance. Servicing rights may be purchased from another institution that originates loans or from another entity that services loans. Aside from the rights acquired as part of the acquisition of PCCI, the Company has never purchased such rights.

(in thousands)	For the Three-Month Periods Ended March 31,
	2005	2004
Servicing rights recognized	$1,789	$1,139
Servicing rights added in Qtr, net	320	—
PCCI Servicing rights acquired	—	866
Servicing rights amortized	(679)	(114)

Servicing rights at end of period, gross	1,430	1,891
Valuation allowance beginning of Qtr	(111)	(602)
Aggregate reductions of the allowance	33	326

Valuation allowance end of year	(78)	(276)

Servicing rights at end of period, net	$1,352	$1,615

9.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATIONS

Long-term debt and other borrowings and obligations include the following items:

	March 31,	December 31,
(dollars in thousands)	2005	2004
Long term debt and other borrowings:
Federal Home Loan Bank advances	$588,814	$619,143
Treasury Tax & Loan amounts due to Federal Reserve Bank	2,918	14,888
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	31,034	31,091

Total Long term debt and other borrowings	780,766	823,122
Obligation under capital lease	9,166	9,130

Total long term debt and other borrowing and obligations under capital lease	$789,932	$832,252

As of March 31, 2005, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $277 million in 1 year or less; $219 million in 1 to 3 years, and $93 million in more than 3 years. The senior debt is due in July 2006. Of the subordinated debt issued by the Bank, $36 million is due in July 2011, $35 million is due in December 2013, and $50 million is due in 2014. The Treasury Tax and Loan notes are due on demand.

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

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The coverage is provided through the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will pay a portion of the health insurance premium for the retiree. Though the premiums for a retiree’s health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid. The Plan is described in detail in Note 14 to the Company’s Consolidated Financial Statements in the 2004 10-K.

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

The increase in the APBO for the benefits being earned each year, is recognized through a charge to income called the Net Periodic Postretirement Benefit Cost (the “NPPBC”). The various components of the NPPBC are explained in the 2004 10-K.

The amount of NPPBC recognized in the three-month periods ending March 31, 2005 and 2004 are disclosed in the following table.

	For the Three Month Periods Ended March 31,
(dollars in thousands)	2005	2004
Service cost	$433	$366
Interest cost	228	199
Return on assets	(137)	(97)
Recognized gains or (losses)	74	83

Total	$598	$551

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003, in the Superior Court in San Francisco, California as Canleva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A. and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owned. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders which will result in a judgment in favor of the Company dismissing the suit. The Company expects that the plaintiffs will appeal, but continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself during any appellate process.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.33 billion and $1.37 billion at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $840.1 million and $792.6 million at March 31, 2005 and December 31, 2004, respectively, were pledged to the FHLB as security for borrowings.

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

Changes in market rates of interest for commitments and undisbursed loans which have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company’s prime or base lending rate, or to another external index. These rates and indices vary with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

Consumer lines of credit consist primarily of home equity lines of credit and overdraft protection lines.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be with-drawn by the Company subject to applicable legal requirements. As of March 31, 2005 and December 31, 2004, the contractual notional amounts and the maturity of these instruments are as follows:

	As of March 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2004
Commercial lines of credit	$305,265	$84,606	$43,498	$67,477	$500,846	$485,374
Consumer lines of credit	3,381	6,213	8,718	245,245	263,557	247,783
Standby letters of credit	57,034	21,934	11,245	12,155	102,368	102,631

Total	$365,680	$112,753	$63,461	$324,877	$866,771	$835,788

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit loss. The balance of the liability at March 31, 2005 was $1.3 million.

The following table shows the activity in this reserve account for the three-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Beginning estimate	$1,232	$3,942
Additions and other changes	75	109
Funded and written-off	—	—

Ending estimate	$1,307	$4,051

Other Contractual Obligations

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of March 31, 2005 and December 31, 2004:

	As of March 31, 2005					As of December 31, 2004
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Deposits *	$4,172,912	$295,579	$88,211	$1,314	$4,558,016	$4,512,290
Borrowings	569,250	275,799	124,310	65,000	1,034,359	1,011,293
Purchase obligations	4,568	—	—	—	4,568	2,983
Non-cancelable leases	10,030	17,289	11,041	9,864	48,224	45,426
Capital leases	344	687	824	25,055	26,910	26,995

Total	$4,757,104	$589,354	$224,386	$101,233	$5,672,077	$5,598,987

*	Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the less than one year time range although depositors tend to keep their money on deposit with the Company for extended periods.

Non-cancelable leases: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of March 31, 2005, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. Contractual obligations of sub-tenants have not been netted against the amounts in the above table for minimum rentals. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $2.5 million. Approximately 52% of these payments are due to the Company over the next three years.

The capital lease obligation is explained in Note 9.

12.	DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the first quarter of 2005 for managing its own interest rate risk.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of March 31, 2005, these swaps had a notional amount of $54.0 million and a fair value of $725,000. To avoid increasing its own interest rate or foreign exchange risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover most of these customer swaps. These covering swaps had a notional value of $51.6 million and a fair value of $635,000. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution, may default on its obligation.

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

Repurchase Agreements, Federal Funds Purchased, and Other Borrowings

For short-term instruments, the carrying amount is a reasonable estimate of their fair value. For FHLB advances, the fair value is estimated by discounting the required debt payments using rates currently quoted by the FHLB for advances of similar remaining maturities. The fair value of the senior and subordinated notes and the capital lease obligation is estimated by discounting the required debt payments using approximately the same spread to the rates current in the market for U.S. Treasury securities of comparable maturity as was present when the notes were issued and the obligation incurred.

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2005 and December 31, 2004, are as follows:

	As of March 31, 2005		As of December 31, 2004
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$146,360	$146,360	$133,116	$133,116
Federal funds sold	—	—	—	—
Securities available-for-sale	1,460,050	1,460,050	1,524,874	1,524,874
Net loans	4,164,562	4,151,840	4,008,317	3,969,200
Mortgage servicing rights	1,352	1,352	1,679	1,679
Derivatives	635	635	501	501

Total financial assets	5,772,959	5,760,237	5,668,487	5,629,370

Financial liabilities:
Deposits	4,558,016	4,546,610	4,512,290	4,508,135
Long-term debt, FHLB advances, and capital lease obligations	787,014	786,134	817,364	807,081
Repurchase agreements,
Federal funds purchased, and
Treasury, Tax & Loan	247,345	247,251	193,929	193,927
Derivatives	635	635	531	531

Total financial liabilities	5,593,010	5,580,630	5,524,114	5,509,674

Net financial assets	$179,949	$179,607	$144,373	$119,696

14.	SEGMENT DISCLOSURE

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker. Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2004 10-K.

In connection with the March 5, 2004 PCCI acquisition, the operations of the three branches acquired were included in the “Community Banking” segment along with the other branch activities of the Company. The operations of PCCI’s commercial real estate and SBA lending areas report to the former CEO of PCCI, who now reports to the CEO of the Company and, consequently, they have been identified as a reportable segment.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital *	All Other	Total
Three months ended March 31, 2005
Revenues from external customers	$35,987	$27,611	$113,842	$4,394	$8,525	$21,657	$212,016
Intersegment revenues	31,218	—	5,627	417	—	11,301	48,563

Total revenues	$67,205	$27,611	$119,469	$4,811	$8,525	$32,958	$260,579

Profit (Loss)	$30,111	$15,603	$68,244	$3,110	$3,202	$(23,656)	$96,613
Interest income	28,982	27,146	62,375	—	7,636	20,719	146,858
Interest expense	10,176	—	1,884	226	4	10,593	22,883
Internal charge for funds	14,618	10,149	2,855	3	3,251	17,688	48,563
Depreciation	1,151	34	192	16	33	1,304	2,730
Total assets	1,881,954	1,728,464	416,115	10,768	257,242	1,887,284	6,181,827
Capital expenditures	—	—	—	—	—	5,834	5,834

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	Pacific Capital *	All Other	Total
Three months ended March 31, 2004
Revenues from external customers	$31,174	$24,597	$58,670	$4,121	$2,212	$18,219	$138,993
Intersegment revenues	19,055	—	3,823	350	—	1,398	24,626

Total revenues	$50,229	$24,597	$62,493	$4,471	$2,212	$19,617	$163,619

Profit (Loss)	$23,255	$17,230	$45,249	$2,795	$359	$(19,492)	$69,396
Interest income	24,255	22,993	35,094	—	2,187	17,843	102,372
Interest expense	7,279	—	735	72	422	6,389	14,897
Internal charge for funds	6,977	5,218	—	—	1,414	11,018	24,626
Depreciation	815	38	135	20	5	1,263	2,276
Total assets	1,585,304	1,607,233	344,064	1,288	284,335	1,807,451	5,629,675
Capital expenditures	—	—	—	—	—	4,367	4,367

*	As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three-month periods ended March 31, 2005 and 2004.

(dollars in thousands)	Three months ended March 31,
	2005	2004
Total revenues for reportable segments	$260,579	$163,619
Elimination of intersegment revenues	(48,563)	(24,626)
Elimination of taxable equivalent adjustment	(1,592)	(1,607)

Total consolidated revenues	$210,424	$137,386

Total profit or loss for reportable segments	$96,613	$69,396
Elimination of taxable equivalent adjustment	(1,592)	(1,607)

Income before income taxes	$95,021	$67,789

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

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Short-term interest rates were generally higher in the three-month period ended March 31, 2005 than in the corresponding period of 2004. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and therefore this segment is charged for funds by reference to the short-term rates. Intermediate-term rates were also generally higher than the first quarter of 2004. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. As indicated above, the Company’s Treasury unit functions as a “money center” balancing the funding uses and sources. The changes in its intersegment revenues and charges for funds from one year to the next are primarily the result of changes in the relative amounts used and provided by the other segments.

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

Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs for two reasons. First, because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, excluding the balances and results of operations exclusive of these programs allows Management to compare the results of the Company’s traditional banking operations with the results of other financial institutions. Second, because of the high degree of seasonality in these programs, a disproportionate amount of earnings occurs in the first quarter of each year. The Company currently expects approximately 50-55% of its 2005 net income to have been earned in the first quarter. Computing results of operations without these programs allows Management to better identify quarter-to-quarter trends in performance, which are masked by the consolidated figures.

For the last several years, the Company’s Management has conducted conference calls with analysts and investors in connection with its quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing certain balances and the usual performance ratios for the Company exclusive of the RAL and RT programs. The Company’s Management believes analysts and investors request this information for the same reason that Management uses it internally, namely to provide more comparability with virtually all of the rest of the Company’s peers that do not operate such programs, and to be better able to evaluate performance over sequential quarters. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

While Management provides these amounts and ratios both with and without the balances and results of the RAL and RT programs, it stresses that both shareholders and potential investors should pay attention primarily to the GAAP results that include the operating results of the RAL and RT programs.

Note E to this discussion includes several tables that provide reconciliations for all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment. Notes designated by a letter are found at the end of this analysis and discussion. Notes designated by a number are notes to the financial statements that precede this discussion and analysis.

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

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $59.4 million for the quarter ended March 31, 2005, compared to $42.6 million in the first quarter last year, an increase of $16.8 million, or 39%. Diluted earnings per share for the first quarter of 2005 were $1.29 compared to $0.93 earned in the first quarter of 2004.

Compared to the first quarter of 2004, net interest income (the difference between interest income and interest expense) for the first quarter of 2005 increased by $36.5 million, or 42.5%. Total interest income increased by $44.5 million, or 44.2%, partially offset by an increase in interest expense of $8.0 million, or 53.6%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were the same or higher compared to the first quarter of 2004. Interest on loans increased $42.4 million, or 48.9%, while interest on securities increased $2.4 million, or 17.2%. The Federal Open Market Committee’s (“FOMC”) increased the Target Federal funds rate by 25 basis points five times in 2004 subsequent to the end of the first quarter and two more times during the first quarter of 2005. These rate increases were a factor along with the growth in earning assets in generating the increase in net interest income.

Average interest earning assets for the first quarter of 2005 increased by $933 million, or 18.0%, over the same period in 2004. This was comprised of an increase in average loans of $912 million, or 24.6%, as well as an increase in average securities of $159 million, or 12.1%.

The increase in interest expense was comprised of an increase in interest on borrowed funds of $2.4 million, or 44.0%, plus an increase in interest on deposits of $4.8 million, or 52.9%. Average interest-bearing liabilities increased by $712 million, or 18.1%, during the first quarter of 2005 compared to the same period in 2004. This was comprised of an increase in average deposits of $421 million, or 13.5%, as well as an increase in average borrowed funds of $292 million, or 36.1%.

The addition of loans, securities and deposits from the acquisition of Pacific Crest Capital, Inc. (“PCCI”) accounts for some of the growth in the average balances cited above because they were included in the average balances for the Company for only a portion of the first quarter of 2004.

Provision for credit losses expense for loans other than RALs increased from a negative $1.4 million in the first quarter of 2004 to $1.5 million in the first quarter of 2005. Provision expense for RALs was $9.0 million for the first quarter of 2004 and $37.5 million for the first quarter of 2005. The provision expense for non-RAL loans for both quarters was impacted by several factors as explained in the discussion of credit quality below. As explained in the section titled, “Refund Loan and Refund Transfer Programs,” there was a large increase in the provision for credit losses from RALs for the first quarter of 2005.

Noninterest revenue increased $28.8 million, or 78.4%, in the first quarter of 2005 over the same quarter of 2004. Operating expense increased by $6.4 million, or 13.6%, during the first quarter of 2005 compared to the same quarter of 2004. Much of this increase is due to the addition of the operating expenses of PCCI. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note A)

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	3.69%	1.56%	3.09%	1.54%
Return on average equity	50.78%	25.39%	42.15%	21.89%
Operating efficiency	28.27%	57.64%	37.95%	59.73%
Net interest margin	8.20%	4.67%	6.77%	4.63%

In 2005, the Company’s return on average assets (“ROA”) for the first quarter was 3.69%, compared to 3.09% for the same quarter of 2004, and the return on average equity (“ROE”) was 50.78%, compared to 42.15%. These annualized ratios can be significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.56% for the first quarter of 2005, compared to 1.54% for the same period in 2004.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The decrease in the operating efficiency ratio to 28.27% for the first quarter of 2005 from 37.95% for the same quarter in 2004 is also primarily attributable to the contractual change in the RAL program described in the section below titled “Refund Loan and Transfer Programs”. Exclusive of the impacts of the RAL/RT programs, the operating efficiency ratio improved from 59.73% in the first quarter of 2004 to 57.64% in the same quarter of 2005.

The net interest margin, exclusive of the impact of RAL/RT programs, was slightly higher in the first quarter of 2005 compared to the margin in the first quarter of 2004, 4.67% vs. 4.63%. The additional securities purchased in 2004 discussed in the section entitled, “Securities” below lowered the margin while increasing net interest income. The FOMC rate increases in general benefited the margin as interest rates on loans increased more than on deposits and other liabilities. The low interest rate environment had tended to cause a lower net interest margin because the rates paid on deposits could not be decreased at the same rate that interest rates the Company charges on loans were decreased. With interest rates now rising, the Company’s loans are starting to reprice to higher rates rather than to lower rates as had been the case for the last several years, but there has not yet been much competitive pressure to raise deposit rates. This is expected to change in the next few quarters.

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

On March 5, 2004, the Company acquired PCCI and its wholly owned subsidiaries, Pacific Crest Bank, Pacific Crest Capital Trust I (“PCC Trust I”), Pacific Crest Capital Trust II (“PCC Trust II”), and Pacific Crest Capital Trust III (“PCC Trust III”). PCCI was merged into Bancorp, while Pacific Crest Bank was merged into the Bank. PCC Trust I, PCC Trust II, and PCC Trust III had been created by PCCI for the exclusive purpose of issuing trust preferred securities. These last three entities will remain subsidiaries of Bancorp but are not consolidated in the financial statements of the Company (see the discussion in “Variable Interest Entities” in Note 1).

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8) implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”; and (9) other risks detailed in the 2004 10-K. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

The principal areas in which estimates are used are as follows:

Allowance for credit losses: An estimate of the amount of the probable losses incurred in the Company’s loan portfolio is used in determining the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Credit Quality and the Allowance for Credit Losses” and in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements presented in the Company’s 2004 10-K. If the actual losses incurred in fact materially exceed the estimate of probable losses developed by Management, then the allowance for credit losses will have been understated and the Company will have to record additional provision expense in future periods as the actual amount of losses are recognized. If the losses currently in the portfolio are subsequently determined to be materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

Events or circumstances that can cause this estimate of losses to be substantially different than eventually occur are primarily a lack of sufficient information about borrowers’ current financial condition or as such financial condition may change over time. This occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

In addition to the estimation of probable losses developed for loans other than RALs, the Company also develops an estimate of losses for RALs outstanding at March 31. A description of the method used in developing the estimate is described in the section below titled “Refund Loan and Transfer Programs.”

Realizability of deferred tax assets: The Company’s deferred tax assets are explained in the section below titled “Income Tax” and in Note 15, “Income Taxes,” to the Consolidated Financial Statements presented in the Company’s 2004 10-K. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future pre-tax income should prove non-existent or less than the amount of the temporary differences giving rise to the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

Actuarial estimates used in retiree health plan: The Company uses certain estimates regarding its employees to determine its liability for post retirement health benefits. These estimates include life expectancy, length of time before retirement, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits to the Company.

Prepayment assumptions used in determining the amortization of premium and discount for securities: Approximately two thirds of the Company’s investment securities are mortgage-backed or asset-backed securities. Prepayment of principal by borrowers on the underlying loans results in faster return of principal for the securities. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher than estimated, then the Company will need to amortize a larger amount of premium in that future period, such that the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security.

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

Assumptions regarding mortgage and other servicing rights: For the Company, mortgage and other servicing rights arise from the sale of loans. There is a secondary market for servicing rights wherein a financial institution may purchase the right to service loans for and receive a fee from the holder of the loans. The market value for such servicing is based on the coupon rates, maturity, and prepayment rates experienced for the loans being serviced as well as on the fees received. The value of the servicing rights recorded by the Company at the time of the sale is based on Management’s best estimate of the market value of servicing rights for similar pools of loans. If the Company overestimates the value of the servicing rights, it will recognize too large a gain at the time of sale and will hold an asset against which a charge to earnings will later have to be taken. If the Company underestimates the value of the servicing rights, it will have recognized too small a gain and will later recognize income from the servicing that should have been recognized in the period in which the loans were sold.

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

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates are estimates of the year’s pre-tax income and permanent differences. These estimates are used to complete an effective tax rate used to record income tax expense for the interim periods. As of March 31, 2005, Management has calculated an effective tax rate for the year will be 37.48%. To the extent that the estimated changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter will be included in tax expense for the current quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, bank owned life insurance, and employee and director stock option plans.

Depreciation of fixed assets: The Company selects lives of assets over which to depreciate or amortize the cost based on the expected period it will benefit the Company. The Company’s methods of depreciation and the lives of fixed assets are described in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements presented in the Company’s 2004 10-K. If a method is used or a life is chosen that results in a material amount of the cost not having been amortized when the asset provides no further benefit to the Company, then a loss will be incurred for the unamortized cost of the asset when it is disposed of or replaced.

Amortization of the cost of other assets: The Company’s methods of amortizing assets other than fixed assets are described in notes to these Consolidated Financial Statements or in the 2004 10-K. As with fixed assets, if the method of amortization or the amortization term results in unamortized cost when the asset has no further value, a loss will be recognized.

Alternative Methods of Accounting

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. One significant area where a choice is available is accounting for stock-based compensation.

Stock options: When the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in 1996, it elected to continue to use the “intrinsic value” method of accounting for stock options. Under this method, the Company does not recognize compensation expense at the time options are granted. As required by SFAS 123, pro forma amounts of compensation expense and the pro forma impact on net income and earnings per share are disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as if the Company had elected to instead use the “fair value” accounting method that recognizes compensation expense at the time options are granted. As indicated in Note 1, this alternative method of accounting will no longer be available beginning January 1, 2006.

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

Over the last two years, it has been difficult for the California Legislature to pass the state budget on a timely basis. In addition, a substantial amount of borrowing has been necessary to balance these budgets. While such actions clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures. The general consensus appears to be that while substantial cost-costing, i.e., reduction in benefits and service levels is still necessary, there is less of a crisis with respect to the state’s financial condition than was the case a year ago.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The chart below shows the growth in average total assets and deposits since 1999. Annual averages are shown for 1999, 2000, 2001; and 2002, quarterly averages are shown for 2003, 2004, and 2005. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the periods.

CHART 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)

Deposit balances also have been included in the chart because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. The interest rate paid on deposit accounts is generally less than the rate paid on nondeposit sources of funding.

There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition in 2000 of Los Robles Bank added $172 million to the Company’s assets and $155 million to deposits. The acquisition of PCCI in March 2004 added $652 million in assets and $291 million in deposits.

The Company’s other acquisitions in 1998 and 2000 were accounted for by the pooling of interests method. Asset and deposit totals for periods prior to the mergers have been restated to include the balances and so do not impact the totals shown in the above chart. However, growth at these institutions subsequent to the merger is reflected in the chart above.

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

Third, the Bank has opened two new offices during the period covered by the table. The company also acquired some of the assets and deposits of two of the branches of another financial institution in the first quarter of 2002.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Table 2 shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 2005 and 2004 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the differences in interest income or expense for the three-month periods ended March 31, 2005 compared to the corresponding periods of 2004 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2 shows that for the first quarter of 2005, real estate loans—multi-family and nonresidential averaged $1.6 billion, interest income for them was $25.8 million, and the average rate received was 6.42%. In the same quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.2 billion, interest income for them was $18.9 million, and the average rate received was 6.19%. Table 3 shows that the $6.9 million increase in interest income for these loans from the first quarter of 2004 compared to the first quarter of 2005 is the net result of a $6.2 million increase in interest income due to higher balances in 2005, and an increase of $0.7 million due to higher rates during 2005. Most of the increase in balances came from the purchase of PCCI.

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

As shown in Table 2, the net interest margin, 8.20%, for the first quarter of 2005 was significantly higher than the comparable figure, 6.77%, for the first quarter of 2004, and the tax equivalent net interest income for the first quarter of 2005, $124.0 million, was 41.7% higher than the $87.5 million for 2004. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results. This is most pronounced during the first quarter. For comparability with the reporting in prior quarters of net interest margin, both with and without RALs, the net interest margin for the first quarter of 2005, exclusive of RALs, was 4.67% compared to 4.63% for the first quarter of 2004, and 4.31% for the fourth quarter of 2004 (See Notes E and I).

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.00% in the first quarter of 2004 and averaged 2.44% in the first quarter of 2005. There was a significant amount of volatility in other interest rates during the quarter with all rates higher at the end of the quarter than at the start, but longer term rates up only slightly while shorter-term rates up 60 to 70 basis points. This caused the interest rate yield curve to flatten (See Note G).

Besides the more or less direct impact from changes in market rates, changes in the net interest margin can occur for a variety of other reasons. Examples of other causes include: (1) a change in prepayments in the securities portfolio, which results in changes in premium amortization; (2) fixed rate loans and deposits that renew in a higher rate environment; (3) a higher cost of funds due to an increase in the longer-term brokered CD accounts added in during 2004 to manage interest rate risk; and (4) a change in product mix due to higher growth rate in the loan portfolios than in the securities portfolios—loans earn higher rates compared to the rates earned on securities.

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)

(dollars in thousands)	Three months ended March 31, 2005			Three months ended March 31, 2004
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$38,950	$250	2.60%	$176,849	$481	1.09%

Total money market instruments	38,950	250	2.60%	176,849	481	1.09%

Securities: (2)
Taxable	1,282,010	13,400	4.24%	1,125,172	11,029	3.94%
Non-taxable	187,811	4,066	8.66%	185,822	4,134	8.90%

Total securities	1,469,821	17,466	4.80%	1,310,994	15,163	4.64%

Loans: (3)
Commercial (including leasing)	1,024,977	18,465	7.31%	853,249	13,368	6.30%
Real estate-multi family & nonresidential	1,609,577	25,847	6.42%	1,222,333	18,912	6.19%
Real estate-residential 1-4 family	925,719	12,841	5.55%	816,939	11,582	5.67%
Consumer	1,059,543	71,974	27.55%	813,018	42,851	21.20%
Other	2,584	15	2.35%	4,456	15	1.35%

Total loans	4,622,400	129,142	11.28%	3,709,995	86,728	9.38%

Total earning assets	6,131,171	146,858	9.71%	5,197,838	102,372	7.92%

FAS 115 Market Value Adjustment	13,592			22,213
Non-earning assets	388,089			317,730

Total assets	$6,532,852			$5,537,781

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,983,510	$4,145	0.85%	$1,730,866	$2,430	0.56%
Time certificates of deposit	1,562,145	9,595	2.49%	1,393,960	6,558	1.89%

Total interest-bearing deposits	3,545,655	13,740	1.57%	3,124,826	8,988	1.16%

Borrowed funds:
Repos and Federal funds purchased	216,715	1,401	2.62%	200,576	534	1.07%
Other borrowings	883,300	7,742	3.55%	607,776	5,375	3.56%

Total borrowed funds	1,100,015	9,143	3.37%	808,352	5,909	2.94%

Total interest-bearing liabilities	4,645,670	22,883	2.00%	3,933,178	14,897	1.52%

Noninterest-bearing demand deposits	1,341,535			1,212,054
Other liabilities	71,225			(13,816)
Shareholders’ equity	474,422			406,365

Total liabilities and shareholders’ equity	$6,532,852			$5,537,781

Interest income/earning assets			9.71%			7.92%
Interest expense/earning assets			1.51%			1.15%

Tax equivalent net interest income/margin		123,975	8.20%		87,475	6.77%
Provision for credit losses charged to operations/earning assets		39,012	2.58%		7,584	0.59%

Net interest margin after provision for credit losses on tax equivalent basis		84,963	5.62%		79,891	6.18%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,592	0.11%		1,607	0.12%

Net interest income after provision for credit loss		$83,371	5.51%		$78,284	6.06%

Loans other than RALs	$4,093,867	$67,171	6.65%	$3,325,028	$51,783	6.26%
Consumer loans other than RALs	$531,010	$10,003	7.64%	$428,051	$7,906	7.39%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)

(dollars in thousands)

(dollars in thousands)	Three months ended March 31, 2005 vs. March 31, 2004
	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(137,899)	$(231)	$327	$(558)

Total money market investment	(137,899)	(231)	327	(558)

Securities:
Taxable	156,838	2,371	837	1,534
Non-taxable	1,989	(68)	(111)	43

Total securities	158,827	2,303	726	1,577

Loans:
Commercial (including leasing)	171,728	5,097	2,260	2,837
Real estate-multi family & nonresidential	387,244	6,935	728	6,207
Real estate-residential 1-4 family	108,780	1,259	(245)	1,504
Consumer loans	246,525	29,123	14,472	14,651
Other loans	(1,872)	—	8	(8)

Total loans	912,405	42,414	17,223	25,191

Total earning assets	933,333	44,486	18,276	26,210

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	252,644	1,715	1,338	377
Time certificates of deposit	168,185	3,037	2,200	837

Total interest-bearing deposits	420,829	4,752	3,538	1,214

Borrowed funds:
Repos and Federal funds purchased	16,139	867	821	46
Other borrowings	275,524	2,367	(15)	2,382

Total borrowed funds	291,663	3,234	806	2,428

Total interest-bearing liabilities	$712,492	7,986	4,344	3,642

Tax equivalent net interest income		$36,500	$13,932	$22,568

Loans other than RALs	$768,839	$15,388	$3,266	$12,122
Consumer loans other than RALs	$102,959	$2,097	$259	$1,838

(1)	Income amounts are presented on a fully taxable equivalent basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components.

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

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straightforward — one simply multiplies the new balance by the applicable interest rate. Estimating changes that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors which prevent the simple multiplication of the current balance by the hypothetical interest rate: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract, e.g. certificates of deposit—while others are priced at the option of the Company according to then current market conditions, e.g. checking and savings; (3) the rates for some loans vary with the market, but only within a limited range because of periodic or lifetime caps or floors (Note L); (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the Federal Reserve Board’s target Federal funds rate, the usual reference rate.

To address the complexity resulting from the last of these factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate “shocks” on the Company’s asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company’s net interest income and net economic value are “at risk” (would deviate from the base level—Note I) if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods.

The complexity arising from the other factors cannot be so easily addressed – the computational model must incorporate sufficient detail regarding the terms of the various financial instruments and must include assumptions regarding how customers would respond to the hypothetical changes in rates.

The results reported below for the Company’s March 31, 2004, December 31, 2004 and March 31, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal.

TABLE 4—RATE SENSITIVITY (Note K)

	Shocked by -2%	Shocked by +2%
As of March 31, 2005
Net interest income	(6.38%)	+2.18%
Net economic value	(2.43%)	(7.08%)

As of December 31, 2004
Net interest income	(4.75%)	1.48%
Net economic value	3.15%	(13.28%)

As of March 31, 2004
Net interest income	(9.15%)	4.40%
Net economic value	22.90%	(11.85%)

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

The Company has a slightly asset-sensitive interest rate risk position. The change in its interest rate position from

December 31, 2004 to March 31, 2005 is minimal.

There is very little difference in the Company’s interest rate sensitivity as of the dates shown above — at each period end, the Company is shown as slightly asset sensitive.

Repricing Opportunities

While the Company does not manage its interest rate risk by means of a gap analysis—a table showing the difference between assets and liabilities maturing or repricing in each period is known as a “gap analysis”—the following table is provided for the reader to help understand the comments above about the effect of changes in the relative balance of certain assets and liabilities on interest rate sensitivity. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for March 31, 2005, and provides summary lines for December 31, 2004 and March 31, 2004. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite.

As of March 31, 2005, the only assets the Company had in the overnight column was the market value adjustments for available-for-sale securities. Loans indexed to the prime rate of large money center banks are usually not repriced for one or two days after the FOMC has changed it’s targeted funds rates. Similarly, Federal funds sold or purchased reprice the next day. They are, therefore, shown in the 2-day to 6-month time period. As the market value of securities are determined by the current interest rate environment any changes in interest rates would have an immediate change in their market values and the corresponding adjustment. The negative $175 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security. There is a large excess of liabilities over assets repricing in the 2-day to 6-month period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. There were no appreciable changes in this condition from March 31, 2004 to March 31, 2005.

TABLE 5— GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non- rate sensitive	Total
As of March 31, 2005
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$146,360	$146,360
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	(627)	184,480	150,402	447,012	240,580	613,394	1,635,241	(175,191)	1,460,050
Loans	—	2,261,695	510,718	940,633	338,647	120,617	4,172,310	48,245	4,220,555
Allowance for loan and lease losses	—	—	—	—	—	—	—	(55,993)	(55,993)
Other assets	—	—	—	—	—	—	—	410,855	410,855

Total assets	$(627)	$2,446,175	$661,120	$1,387,645	$579,227	$734,011	$5,807,551	$374,276	$6,181,827

Liabilities and Equity:
Deposits	$—	$3,853,492	$319,420	$295,579	$88,211	$1,314	$4,558,016	$—	$4,558,016
Borrowings	—	422,283	146,967	275,799	124,310	65,000	1,034,359	—	1,034,359
Other liabilities	—	—	—	—	—	—	—	84,721	84,721
Shareholders’ equity	—	—	—	—	—	—	—	504,731	504,731

Total liabilities and equity	$—	$4,275,775	$466,387	$571,378	$212,521	$66,314	$5,592,375	$589,452	$6,181,827

Gap	(627)	(1,829,600)	194,733	816,267	366,706	667,697	215,176	(215,176)	—
Cumulative gap	(627)	(1,830,227)	(1,635,494)	(819,227)	(452,521)	215,176	215,176	—	—
Cumulative gap/ total assets	-0.01%	-29.61%	-26.46%	-13.25%	-7.32%	3.48%	3.48%	0.00%	0.00%
As of December 31, 2004
Gap	$13,752	$(1,842,581)	$71,511	$829,877	$415,498	$714,658	$202,715	$(202,715)	$—
Cumulative gap	$13,752	$(1,828,829)	$(1,757,318)	$(927,441)	$(511,943)	$202,715	$202,715	$—	$—
Cumulative gap/ total assets	0.23%	-30.36%	-29.17%	-15.39%	-8.50%	3.36%	3.36%	0.00%	0.00%
As of March 31, 2004
Gap	$32,436	$(1,791,051)	$118,620	$644,625	$460,562	$816,633	$281,825	$(281,825)	$—
Cumulative gap	$32,436	$(1,758,615)	$(1,639,995)	$(995,370)	$(534,808)	$281,825	$281,825	$—	$—
Cumulative gap/ total assets	0.58%	-31.24%	-29.13%	-17.68%	-9.50%	5.01%	5.01%	0.00%	0.00%

Note: Securities are listed by their maturity or any repricing prior to maturity.

The Impact of Changes in Interest Rates on the Value of Financial Instruments

In addition to the impact on net interest income that arises from changes in market rates, such changes impact the value of fixed rate financial instruments. The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. In other words, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument approximately equal to the rate on new instruments with similar terms. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument’s coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable (more costly) to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

As indicated above, in the context of interest rate risk measurement, net economic value is the sum of the net present value of the cash flows associated with the Company’s financial assets and liabilities. The net economic value of truly variable rate instruments does not change with increases or decreases in rates because their rates change with the market. Therefore the Company’s net economic value increases or decreases as interest rates change depending on the relative proportion and maturities of fixed rate assets and liabilities and the relative terms of these instruments. The Company has more fixed rate assets than liabilities and they generally have longer maturities. Therefore, it is generally expected that the net economic value of the Company’s financial instruments will decrease when rates rise and increase when rates decline. There are circumstances, however, when the net economic value will decline whichever direction interest rates are assumed to change. This occurs because of optionality embedded in the financial instruments. An example would be the hybrid ARMs held in the residential real estate loan and mortgage-backed security portfolios. If rates drop, the interest income will not immediately be impacted because the rates are fixed for a period of time. As such, the net economic value will increase with a decrease in rates. However, depending on the coupon rate and the amount of the decrease in rates, prepayments will increase and the positive impact on net economic value will disappear.

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

In certain situations, optionality can cause net economic value to decline if interest rates are assumed to go up or down. This can occur even if net interest income would increase over the next twelve months if rates go up. For example, periodic caps on residential loans may allow some increase in interest income in the near term while delaying the full positive impact of the hypothetical increase in rates. CDs, which have no caps, would continue to show an increase in the average rate paid.

Nonparallel Responses to Interest Rate Changes

Mentioned above among the complicating factors of measuring the impact on net interest income of changes in interest rates were two examples of how financial instruments do not respond in parallel fashion to rising or falling interest rates. This can cause an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. In other words, as can be seen in Table 4, the same percentage of increase and decrease in the hypothetical interest rate will not necessarily cause the same percentage change in net interest income or net economic value. An asymmetrical or nonparallel response occurs because various contractual limits and non-contractual factors come into play. An example of a contractual limit is the “interest rate cap” on some residential real estate loans, which may limit the amount that the loan rate may increase, but not limit the amount it may decrease. An example of a non-contractual factor are the assumption of the extent to which rates paid on administered accounts would be changed by the Company were market rates to go up or down by 200 basis points.

In addition, the degree of asymmetry can change as the base rate changes from period to period and as there are changes in the Company’s product mix. For example, if savings accounts are paying 4% when one measures the impact of a 2% decrease in market rates, the measured responsiveness of the rate paid on these accounts to that decrease will be greater than the responsiveness if the current rate is 3% when the measurement is done. This is because the Company cannot assume that it will be able to lower the rates paid on these deposits as much from a 3% base in response to a hypothetical 2% drop in rates as from a 4% base while it can assume a full 2% increase from either base. Another example of non-contractual factors coming into play relates to consumer variable rate loans that have interest rate caps. To the extent those loans are a larger proportion of the portfolio than in a previous period, the caps on loan rates would have more of an adverse impact on the overall result if rates were to rise. Similarly, if interest rates have increased substantially from the initial rate on these loans, the current rate may be close to their life-time cap and further rises in market rates will have limited effect.

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “static” balance sheet—the Company applies the interest rate shocks to its current balance sheet. However, due to changes in interest rates or other business conditions, the Company will make business decisions on the size and mix of the various asset and liability balances that will cause actual net interest income to differ from the calculated results. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and to changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the difference in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between March 31, 2004 and March 31, 2005.

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management.

The Company’s exposure to the various types of interest rate risk and how it addresses these risks is discussed in more detail in Management’s Discussion and Analysis in the 2004 10-K.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in average deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans and uncleared checks issued in connection with RAL and RT transactions (Note D). Generally these brokered CDs have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At March 31, 2005, December 31, 2004, and March 31, 2004, deposits used for this purpose totaled $26.5 million, $224 million, and $68.2 million, respectively. At March 31, 2005, an additional $161.7 million was used for funding of the leverage strategy mentioned above. The brokered CDs used for these purposes have a term of several years and bear a higher interest rate than other deposits and the rate paid on time deposits, as shown in Table 2, reflect this higher rate.

The table below shows the major categories of deposits as of March 31, 2005 and 2004 and as of December 31, 2004.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Noninterest bearing deposits	$1,069,499	$1,013,772	$1,003,546
Interest bearing deposits:
NOW accounts	887,559	887,874	659,966
Money market deposit accounts	688,689	703,889	787,098
Other savings deposits	396,115	408,101	419,667
Time certificates of $100,000 or more	1,016,415	990,809	878,037
Other time deposits	499,739	507,845	543,172

Total deposits	$4,558,016	$4,512,290	$4,291,486

The table below shows the interest expense for the major categories of deposits for the three-month periods ended March 31, 2005 and 2004.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

(dollars in thousands)	Interest Expense for the Three-Month Periods Ended March 31,
	2005	2004
NOW accounts	$1,569	$463
Money market deposit accounts	1,745	1,610
Other savings deposits	831	357
Time certificates of $100,000 or more	6,852	4,015
Other time deposits	2,743	2,543

Total interest on deposits	$13,740	$8,988

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for March 31, 2005, December 31, 2004, and March 31, 2004. The end-of-period loan balances as of March 31, 2005 have increased by $158 million compared to December 31, 2004 and increased by $526 million compared to March 31, 2004. The major dollar increase from the totals at March 31, 2004 to March 31, 2005 occurred in the 1-4 family residential, leasing, and home equity categories.

In the table in Note 5, the amount for consumer loans includes $46 million in short term holiday loans that payoff during the first quarter. This payoff accounts for almost all of the decrease in this category from December 31, 2004 to March 31, 2005.

Within the average balance of consumer loans in Table 2 are some of the tax refund loans. About 85% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans were excluded from Table 2. The average balances for these loans included in Table 2 shown in Table 20.

Average yield for loans for the three-month period ended March 31, 2005 was 11.28%, and for the three-month period ended March 31, 2004 was 9.38%. These average yields are impacted by the RAL loans included in Table 2 among the consumer loans. Exclusive of RALs, the yields were 6.65% and 6.26%. The change in yields is not greater because average loan rates lag the changes in market interest rates. Only loans that are originated or are contractually repriced during the quarter show the impact of the FOMC increases or increases in other indices. Most consumer and many business loans have fixed rates until maturity or for some portion of their term.

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses represents Management’s estimate of the probable losses in the loan and lease portfolios. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies,” to the 2004 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans as of each of the last six quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. All RALs outstanding at June 30 and September 30, 2004 are included in the balances of potential problem loans as of those dates. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 9 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Including RAL:
Potential problem loans	$86,384	$90,785	$102,452	$98,979	$78,026
Nonperforming loans	$25,043	$22,521	$24,146	$23,609	$35,267
Net charge-offs	$36,996	$(1,063)	$(1,053)	$5,607	$10,034
Allowance for credit losses	$55,993	$53,977	$52,169	$48,376	$53,246
Provision expense for loans	$39,012	$1,748	$2,740	$737	$7,584

Exclusive of RAL:
Potential problem loans	$86,384	$90,785	$101,040	$95,990	$78,026
Nonperforming loans	$25,043	$22,521	$24,146	$23,609	$35,267
Net charge-offs	$7,672	$(866)	$(1,052)	$4,257	$2,718
Allowance for credit losses	$47,790	$53,977	$51,880	$48,088	$51,608
Provision expense for loans	$1,485	$2,234	$2,740	$737	$(1,370)

Nonperforming loans have decreased over $18.1 million or 42.0% over the last five quarters. Resolution of some large nonperforming credits has come by sale, charge-off, and payoff. These resolutions have been discussed in previous quarterly reports.

Aside from the $29.3 million in RAL net charge-offs, in the first quarter of 2005 there were $2.7 million in net charge-offs of commercial loans, $1.6 million in leases, and $9.4 million in consumer loans. The latter amount includes $3.6 million of the seasonal holiday loans.

As of March 31, 2005, nonperforming loans represent 0.6% of total loans. This amount is regarded by Management as a “normal” or expected amount.

Table 9 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the first quarter of 2005 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last six quarters are shown in Table 8, peer comparisons are not available.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

The amounts for total loans and total assets with and without RAL for March 31, 2005, September 30, June 30, and March 31, 2004 are reconciled in Table 24. There are no differences for the other quarter ended December 31, 2004.

TABLE 9—ASSET QUALITY

(dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
COMPANY AMOUNTS:
Loans delinquent
90 days or more	$1,059	$820	$2,030	$2,310	$506
Nonaccrual loans	23,984	21,701	22,116	21,299	34,761

Total nonperforming loans	25,043	22,521	24,146	23,609	35,267
Foreclosed collateral	2,910	2,910	2,910	2,910	—

Total nonperforming assets	$27,953	$25,431	$27,056	$26,519	$35,267

Allowance for credit losses
other than RALs	$47,790	$53,977	$51,880	$48,088	$51,608
Allowance for RALs	8,203	—	289	288	1,638

Total allowance	$55,993	$53,977	$52,169	$48,376	$53,246

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.33%	1.33%	1.33%	1.29%	1.44%
Coverage ratio of allowance for credit losses to nonperforming loans	224%	240%	216%	205%	151%
Ratio of nonperforming loans to total loans	0.59%	0.55%	0.62%	0.63%	0.95%
Ratio of nonperforming assets to total assets	0.45%	0.42%	0.47%	0.47%	0.63%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	50.25%	47.64%	41.21%	39.46%	47.00%

COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.15%	1.33%	1.32%	1.29%	1.42%
Coverage ratio of allowance for credit losses to nonperforming loans	191%	240%	215%	204%	146%
Ratio of nonperforming loans to total loans	0.60%	0.55%	0.62%	0.63%	0.97%
Ratio of nonperforming assets to total assets	0.46%	0.42%	0.47%	0.47%	0.67%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	42.89%	47.64%	41.44%	40.21%	45.55%

FDIC PEER GROUP RATIOS: (Note C)
Coverage ratio of allowance for credit losses to total loans	n/a	1.47%	1.46%	1.52%	1.58%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	206%	196%	190%	179%
Ratio of nonperforming loans to total loans	n/a	0.71%	0.74%	0.80%	0.88%
Ratio of nonperforming assets to total assets	n/a	0.51%	0.54%	0.56%	0.63%

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

Nonperforming Loans

The ratios of allowance for credit losses to total loans and to nonperforming loans are a common ratios reported for banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that in general, exclusive of RALs, the Company’s ratio is lower as a percentage of total loans than its peers, but higher as a percentage of nonperforming loans. This occurs because except for March 31, 2004, the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. While allowance to nonperforming loans is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $17.1 million of the $25.0 million in nonperforming loans are comprised of three specific loans. While they are not performing according to their contractual terms, because of collateral coverage the Company does not expect to incur any loss of principal from these loans and consequently it has concluded that providing an allowance for them is not necessary.

The following table shows the types of loans included among nonperforming and potential problem loans as of March 31, 2005 and December 31, 2004.

TABLE 10—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	March 31, 2005		December 31, 2004
(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$—	$9,024	$20	$2,090
Agricultural	2,820	9,212	2,820	9,355
Home equity lines	129	783	197	638
1-4 family mortgage	1,823	1,684	1,631	2,283
Multifamily	—	—	—	—
Non-residential, nonfarm	2,980	24,554	267	29,629
Commercial and industrial	13,218	29,402	13,537	34,944
Leases	2,228	7,167	2,392	6,506
Other Consumer Loans	1,365	4,199	1,653	4,954
Other	480	359	4	386

Total	$25,043	$86,384	$22,521	$90,785

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of March 31, 2005 and December 31, 2004. The RAL loans outstanding at March 31, 2005 are all classified as substandard. Consequently the whole amount of the RAL allowance of $8.2 million at March 31, 2005 is included in the allocation for substandard loans.

TABLE 11—ALLOCATION OF ALLOWANCE

(dollars in thousands)

	March 31, 2005	December 31, 2004
Doubtful	$2,431	$5,589
Substandard	17,974	9,417
Special Mention	4,766	5,189

Total	$25,171	$20,195

While the Company always works to minimize its nonperforming loans, credit risk is an inherent part of lending. Attempting to eliminate nonperforming loans by setting underwriting standards too high reduces income opportunities. Management believes that the current level of nonperforming loans is a “normal” amount and is consistent with the level of credit risk, it is prepared to take in its loan portfolios.

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS*

	2005 YTD Annualized	2004	2003	2002	2001
Pacific Capital Bancorp (including tax refund loans)	3.25%	0.36%	0.72%	0.50%	0.48%
Pacific Capital Bancorp (excluding tax refund loans)	0.76%	0.14%	0.46%	0.44%	0.33%
FDIC Peers (Note C)	n/a	0.37%	0.59%	0.88%	1.03%

*	The amounts for average total loans with and without RALs are reconciled in Table 21.

Commitments to Extend Credit

As discussed in Notes 1 and 11 and in the section below titled “Operating Expense,” the Company has established a reserve for loan commitments and letters of credit. This reserve is separate from the allowance for credit losses. The activity in this reserve for the three month periods ended March 31, 2004 and 2005 is shown in a table in Note 11.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2004 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2005 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

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

Federal funds sold are overnight unsecured borrowings between financial institutions. The reverse repurchase agreements are investments by the Company, which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles. At the relatively low rates available on these instruments during the first quarter of 2005—approximately 2.44%, the average Federal funds rate for the quarter—the Company has kept minimal balances.

SECURITIES

Securities decreased from $1.52 billion at the end of 2004 to $1.46 billion as of March 31, 2005. The decrease was primarily due to payments received on the Company’s mortgage-backed securities.

Leverage Strategy

During 2003 and 2004, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. It is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital. The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans. This is ideal because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand relatively weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner were somewhat limited in 2003. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin and return on average assets ratio.

Collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBS”) were purchased and funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduced the interest rate risk incurred by the purchase of the securities, because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to “match fund” the purchases—exactly match the term of the securities purchased and the debt incurred—because the spreads would then be too narrow. Because the Company had been asset sensitive as explained in the section titled “Interest Rate Sensitivity,” it could afford some mismatching of the maturities to obtain a wider spread between the interest income and expense.

During the second quarter of 2003, the Company purchased $300 million of MBS with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to 3.50% with the funding costs at 1.25% to 1.75%. In the third quarter, $200 million in additional securities were purchased with yields of 3.40% to 4.80% with funding costs of 2.25% to 2.80%, the average spread was 1.72%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS–mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with some protection when interest rates rise (Note O).

In the second quarter of 2004, the Company added another $100 million in MBS at a spread of 1.85% to the FHLB advances used to fund the purchases. In the third quarter, another $100 million of MBS were purchased at a spread of 1.30%.

As explained above, leveraging increases assets without a corresponding increase in capital. As explained below in the section titled “Capital Resources and Company Stock,” the Company has had regulatory capital ratios substantially in excess of the standard for classification as well capitalized, and this position has not been eroded by the implementation of the strategy, as the amount of leverage added in this strategy is approximately 12% of the total assets. With loan balances increasing over the next several quarters, the Company expects that most proceeds from amortizing or maturing securities will be used to fund loan growth.

In summary, approximately $703 million of securities were purchased. At March 31, 2005, the outstanding balance of these securities was approximately $508 million. Of the purchases, approximately $396 million were funded by FHLB advances, and $195 million by payments received on securities purchased earlier. The remainder was funded by short-term borrowings. The average spread between the earnings on the securities and the various sources is currently 1.60%. This spread results in earnings of approximately $680,000 per month.

Premium Amortization and Prepayments

Some leverage and other securities were purchased at a premium. The premium is amortized against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBS the calculation is more complicated. The amortization is based on the actual and estimated paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds are not related directly to changes in interest rates by the FOMC, but rather to changes in the intermediate rates used for setting residential mortgage rates. Intermediate rates have fluctuated in the last five quarters. Premium amortization was $997,000 in the first quarter of 2004, but increased to $2 million in the second quarter of 2004. The increase in prepayments in the second quarter of 2004 was due to a temporary decrease in intermediate-term rates in the latter part of the first quarter of 2004 (Note M). The premium amortized in the third quarter was approximately $700,000. The decrease in third quarter of 2004 appears related to an increase in intermediate term rates near the end of the second quarter. Premium amortized in the fourth quarter of 2004 and the first quarter of 2005 was $511,000 and $631,000, respectively. The FOMC has not been particularly successful in pushing up intermediate and longer-term rates by its increases in short-term rates over the last three quarters. Nonetheless, assuming that the economy continues to improve, or at least remains stable, intermediate rates would be expected to remain high enough to keep prepayments at the low end of the range experienced in the last five quarters. This would stabilize or increase the effective yield of the securities portfolio. Changes in interest rates have no impact on the interest expense related to the borrowings used to purchase the securities because they have fixed rates.

OTHER ASSETS

Of the $49.2 million increase in other assets during the first quarter of 2005, $25 million resulted from the purchase of bank owned life insurance (“BOLI”). The excess of the one-time premium over the mortality cost is invested in assets that earn interest for the Company. Proceeds received upon the death of covered employees will be used to fund benefit plans.

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

Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate, for the relatively small amounts they sell, than they could obtain in the general market. These averaged just over $7 million in the first quarter of 2005. The Company either earns a spread relative to the rate at which it can sell the funds or it reduces the expense on what it would otherwise have to borrow for its own liquidity needs.

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

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them for prior quarters. The increased amounts in the first quarters of 2004 and 2005 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
March	2004	$200.6	1.07%	3.6%
June	2004	94.6	0.95%	1.7%
September	2004	59.1	1.45%	1.0%
December	2004	127.9	1.95%	2.2%
March	2005	216.7	2.62%	3.3%

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

Treasury Tax and Loan demand notes, borrowings from the FRB, advances from the FHLB, and the senior and subordinated notes are reported on the Consolidated Balance Sheets as long-term debt and other borrowings. A separate line discloses the amount of the Company’s obligation under a capital lease.

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

Long-Term Debt:

The components of long-term debt at March 31, 2005 and December 31, 2004 are shown in a table in Note 9.

The scheduled maturities of the FHLB advances are $276.8 million in 1 year or less, $219.0 million in 1 to 3 years, and $93.0 million in more than 3 years. The maturity of the Bancorp senior debt is July 2006. Of the Bank subordinated debt, $36 million matures in July 2011, $35 million matures in December 2013, and $50 million matures in 2014. The subordinated debt at Bancorp matures in 2033, but the notes are callable in part or in total by the Company in 2008.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over prior quarters.

TABLE 14—LONG-TERM DEBT

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
September	2003	$419.0	4.23%	9.0%
December	2003	461.1	4.03%	9.6%
March	2004	603.2	3.60%	10.9%
June	2004	706.1	3.37%	12.6%
September	2004	768.7	3.75%	13.4%
December	2004	780.0	3.71%	13.2%
March	2005	870.9	3.66%	13.3%

The Company uses long-term debt both to supplement other sources of funding for loan growth and as a means of mitigating the market risk incurred through the growth in fixed rate loans. One of the methods of managing interest rate risk is to match repricing characteristics of assets and liabilities. When fixed-rate assets are matched by similar term fixed-rate liabilities, the deterioration in the value of the asset when interest rates rise is offset by the benefit to the Company from holding the matching debt at lower than market rates. Most customers do not want CDs with maturities longer than a few years, but the Company can borrow funds from the FHLB at longer terms to better match the loan maturities. Also, as discussed in “Securities” above, the Company used advances from the FHLB to fund the purchases of securities for its leveraging strategy.

The senior note issued by Bancorp and $36 million of the subordinated notes issued by the Bank were issued in July 2001. The subordinated debt was structured to qualify as Tier 2 regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to refinance a short-term note issued in connection with an acquisition closed in 2000, and to fund some of the cash dividends for two quarters immediately following its issuance. This avoided the need to fund these dividends through dividends from the Bank which would lower its capital.

In December 2003, the Bank issued another $35 million of subordinated debt both to partially fund the acquisition of PCCI and to supplement the Bank’s regulatory capital—like the other subordinated debt mentioned above, it qualifies as Tier 2 capital—for the addition of the PCCI assets.

In December 2004, another $50 million of subordinated debt was issued to supplement the Bank’s regulatory capital because of the growing RAL program.

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

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. On a year-to-date basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these fees are recognized in the first quarter as purchasers of this product tend to file their returns very early in the tax season. The amount recognized in the second quarter is substantially less, and virtually non-existent in the third and fourth quarters. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Refund Anticipation Loan and Refund Transfer Programs.” The $2.9 million gain on sale of RALs that occurred in the first quarter of 2004 and the $26.0 million gain on sale that occurred in the first quarter of 2005, are also discussed in detail in “Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in subsequent quarters of the year because the securitization is completed prior to the end of the first quarter. There is no significance to the higher amount of gain in 2005 compared to 2004 other than that more loans were sold into the securitization in 2005 than in 2004 and that the fees on the loans sold into securitization were more in 2005 than in 2004.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits include both monthly fees and overdraft fees. While they have increased along with the growth in deposit balances, they have not increased at the same rate. In October 2003, the Company introduced a suite of no-fee checking products. Since then, the Company has added approximately $278 million in new deposits. The balances in these new accounts exceeded expectations which has meant that there have been less overdraft fees than were anticipated. The net result is a higher balance of low-interest deposits with less fees collected. If interest rates rise as anticipated over the next several quarters, the value of the low cost deposits will offset the lack of expected fees by an even greater margin.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $301,000 or 7% from the same quarter a year ago. The increase is due to new accounts.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the first quarter increased $2.0 million from the same quarter a year ago. Collection fees earned by collecting delinquent RALs for other banks were $1.3 million more than those collected in the first quarter of 2004. Debit card fees in the first quarter of 2005 increased $665,000 compared to the same quarter a year ago. These fees are the exchange fees earned by the Company as its customers use their cards at other banks’ ATMs or in point-of-sale merchant transactions. During 2004, the Company changed its practice of charging customers for these cards. As expected, without the charge, more customers requested cards and used them more extensively. The Company also makes ATM/Debit or “store-value” cards available to its RAL and RT customers. This permits them to avoid having to hold relatively large amounts of cash resulting from cashing their refund check. While no fee is charged by the Company for these cards, the exchange fees paid by the other bank or merchant are earned by the Company and included in the $665,000 above. Other significant changes include an increase in loan prepayment fees of $304,000, and a decrease of $225,000 in residential loan broker fees.

The major components of the other income category are gains or losses on sales of loans, dividends on FHLB and FRB stock, earnings on Bank-owned life insurance, and a variety of other miscellaneous items. The largest change between amounts for the first quarters of 2004 and 2005 is an increase of $590,000 gain on the sale of SBA Loans. However, this increase was offset by a decrease of $383,000 for amortization of loan servicing rights and a decrease of $209,000 in gains on sales of residential loans.

Also included in non-interest revenue are gains or losses on securities. The Company recognized $109,000 in losses in the first quarter of 2005 compared to $67,000 in losses in the same quarter of 2004.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) payments made to contract labor to temporarily fill open positions, (4) statutory benefits like payroll taxes and workers’ compensation insurance, and (5) discretionary benefits like health insurance.

Actual salaries and bonuses (including commissions and contract labor) grew approximately $3.1 million in the first quarter of 2005 compared to the same quarter of 2004. $1.0 million of the increase was due to the additional staff added in the PCCI transaction, which in 2005 were included in the Company’s totals for the whole quarter.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. The bonus for employees in the RAL/RT programs are primarily accrued in the first quarter. With significantly more profitability in 2005 compared to 2004, the amount accrued was increased by $750,000.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three-month periods ended March 31, 2005 and 2004, and shows that salaries and benefits grew at a substantially slower rate than revenues and at a slightly slower rate than assets.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended March 31,
	2005	2004
Salary and benefits as a percentage of net revenues	15.04%	20.50%
Salary and benefits as a percentage of average assets	0.43%	0.45%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments, which accounts for some of the increase. The branch and office space used for the activities of the former PCCI are included in 2005 for a full quarter, and the first quarter of 2005 included the expense of the new Simi Valley branch.

The following table shows the major items of operating expense for the three-months ended March 31, 2005 and 2004 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Marketing	$1,197	$856
Professional fees	2,661	1,693
Software	2,850	1,547
Telephone	1,579	1,265
Developers Performance Fees	1,391	1,900

Professional fees in the three-month periods ended March 31, 2005 is higher than in corresponding periods of 2004. The Company engaged consultants to assist it in meeting the regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation.” Companies frequently find it more cost-effective to outsource these short-term projects than to hire staff to handle these large but relatively short-term projects. The Company and its external auditors expended significant effort during the first quarter of 2005 to complete the first year’s process. These costs are included in this line. The Company concluded that there were two material weaknesses in internal controls over financial reporting that needed to be remediated. In addition, the activities of the former PCCI need to be included in the Sarbanes-Oxley certification for 2005, and the Company’s new computer system will cause changes to procedures and controls that will need to be documented and tested for the 2005 certification. These factors lead Management to expect that professional fees will remain high for several more quarters. External audit fees are likely to remain higher because of the increase in audit work required by the Sarbanes-Oxley Act.

The Company has recognized a core deposit intangible related to the purchase of the deposits from another financial institution in 2002 and to the deposits acquired with PCCI.

The Company is in the process of replacing its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company will be installing a new customer relationship management system. Under the provisions of GAAP, most of the expected $27-28 million cost of the new systems is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize the hardware costs over the estimated useful life of the equipment. The capitalized software costs are expected to be amortized over a five-year period beginning when the Company starts to use the new system. This is anticipated to be in the second half of 2005. The Company expects some operating savings as a result of implementing the new system, but the primary reasons for the conversion were the avoidance of significant additional costs that would be necessary to remain on the current platform and to make available customer sales and service features that would be difficult and more expensive to add to the current system. Some of the software expenses related to this project are not development in nature and are currently expensed.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the first quarter of 2005 was 28.27% compared to 37.95% for the same quarter of 2004. Stated differently, this means that the Company required almost 10 cents less in operating expenses to earn each dollar of net revenues in the first quarter of 2005 than in the same period of 2004. These very low ratios for both years, and the very large improvement in the 2005 ratio are due to the significant increase in RAL and RT revenues. Exclusive of the RAL/RT programs, the operating efficiency ratio improved from 59.73% for the first quarter of 2004 to 57.64 for the first quarter of 2005. This represents a reduction of two cents of operating expense per dollar of net revenue. Operating expenses (the numerator of the operating efficiency ratio) increased 12.6%, while net revenues (the denominator) increased 16.7%. The reason for the higher rate of growth in net revenues is the improved economy, which helped to increase loan growth and trust fee income, and the additional net revenues from the leveraging strategy.

SEGMENT PERFORMANCE

Each of the comments below regarding changes in segment performance apply to the three month periods ended March 31, 2005 compared to the same periods of 2004 unless otherwise stated.

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Intersegment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2005 has increased due to the higher balances of consumer loans and higher rates. Intersegment revenue is up more substantially than interest income as deposit balances increased. Interest expense in the first quarter has also increased with the higher balances, especially because of the addition of the PCCI deposits for the whole quarter in 2005. The net result of the above changes is greater profitability in 2005 than 2004.

Commercial Banking

The Commercial Banking segment earns interest income from customers for commercial and commercial real estate loans. This interest income increased for the first quarter of 2005 compared to the first quarter of 2004 because of higher market rates and larger balances of loans. The additional income was offset by the higher cost of funds, with the net result a slight decrease in profitability.

Refund Programs

The changes in the RAL/RT programs from 2004 to 2005 are explained in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. The fees are based on asset values and are up as equity market valuations are higher in 2005 than in 2004 and the balances under administration are higher.

Pacific Capital

Income for the Pacific Capital segment is interest income on loans to customers. This is a new segment created at a result of the acquisition of Pacific Crest Capital Inc. in March 2004. The major reason for revenues and profitability being greater in 2005 than in 2004 is that the first quarter of 2004 only represents a few weeks of operations.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the additional investments added in the Company’s leveraging program described in the section above titled “Securities,” the growth in loans in the Private Clients business line, and higher interest rates, income from external customers is higher in 2005 than in 2004. The changes in intersegment revenues and charges for funds are also due to the higher interest rates. The rate charged for funds for the securities and loans are higher as is the rate credited for deposits and borrowings. The increase in interest expense is due to the additional borrowings incurred to fund the leverage strategy.

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 15, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2004 10-K.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At March 31, 2005, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of commercial paper and securities classified as available-for-sale, securities classified as held-to-maturity maturing within three months, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At March 31, 2005, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long-term liquidity is provided by special programs to increase core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At March 31, 2005, the Company’s long term liquidity was adequate to meet cash needs anticipated over its planning horizon.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of March 31, 2005 and December 31, 2004.

TABLE 17—CAPITAL RATIOS

(dollars in thousands)

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$599,661	12.8%	$375,596	8.0%	$469,495	10.0%
Tier I Capital (to Risk Weighted Assets)	$421,361	9.0%	$187,798	4.0%	$281,697	6.0%
Tier I Capital (to Average Tangible Assets)	$421,361	6.6%	$256,476	4.0%	$320,596	5.0%

Risk Weighted Assets	$4,694,947
Average Tangible Assets for the Quarter	$6,411,911

As of December 31, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$543,696	12.1%	$359,472	8.0%	$449,341	10.0%
Tier I Capital (to Risk Weighted Assets)	$367,487	8.2%	$179,736	4.0%	$269,604	6.0%
Tier I Capital (to Average Tangible Assets)	$367,487	6.3%	$232,108	4.0%	$290,135	5.0%

Risk Weighted Assets	$4,493,406
Average Tangible Assets for the Quarter	$5,802,708

As of March 31, 2005 and December 31, 2004, the Company’s ratios of tangible common equity to tangible assets were 6.5% and 5.7% respectively. This ratio, common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles, is significantly impacted by the goodwill created in acquisitions. The ratio is increased by earnings retained at the Company and by the sale of additional stock. With the high level of earnings in the first quarter of 2005, the ratio has improved from the year-end ratio, but it will be adversely impacted by the goodwill created with the closing of the purchase of First Bancshares, Inc. of San Luis Obispo (“FSLO”) mentioned in Note 2 as well as by the additional assets acquired in the transaction. Management is researching the advisability of selling additional stock to raise the ratio. The advantage of selling additional stock would be that it would also enhance the regulatory ratios, ensuring sufficient capital should additional acquisition opportunities arise. The disadvantage is the resulting dilution in earnings per share and return on equity from the additional shares outstanding.

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

As of March 31, 2005, the Bank’s total risk-based capital ratio was 13.2%, Tier 1 capital was 9.4% of risk-adjusted assets and 6.8% of average tangible assets, and its tangible common equity to tangible assets was 7.2%.

Debt Qualifying as Capital

The total risk-based capital ratio for the Company of 12.8% includes the effect of the $121 million in subordinated debt at the Bank, which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this debt was issued in 2001, 2003, and in 2004 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition.

The total risk-based capital ratio also includes the effect of $29.3 million in subordinated debt issued by Bancorp, which qualifies as Tier 1 capital for the Company. This debt was assumed by the Company in March 5, 2004 acquisition of PCCI and relates to the debt owed by Bancorp to the three business trusts established by PCCI.

Dividends

While the earnings of its wholly-owned subsidiaries are recognized as earnings of the Company, generally dividends must be declared and paid by the subsidiary Bank to provide Bancorp with the funds for it to pay dividends to its shareholders. As a nationally-chartered bank, the Bank’s ability to pay dividends is governed by Federal law and regulations. Generally banks may dividend their earnings from the last three years to their parent company. In its third year of operations since the merger of the subsidiary banks—Santa Barbara Bank & Trust and First National Bank of Central California into Pacific Capital Bank, N.A.— the Bank is limited to its earnings since the merger at the end of March 2002. Earnings to date in 2002, 2003, 2004 and 2005 have been more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.20 per share.

Dividends are paid each quarter in February, May, August and November. The dividend rate is reviewed each quarter and increases are periodically authorized to stay within the Company’s target range of a payout ratio of 35%-40% of net income The quarterly dividend rate, adjusted for the 2nd quarter 2004 stock split, was increased to $0.17 per share for the first quarter of 2004, increased to $0.18 per share in the third quarter of 2004, and increased to $0.20 per share for the second quarter of 2005.

Share Repurchases

During 2002, adjusted for the second quarter 2004 stock split, approximately 992,000 shares were repurchased at an average price of $18.30 per share for a total of $18.2 million. During the first nine months of 2003, approximately 1.18 million shares were repurchased at an average price of $23.93 per share for a total of $28.1 million. Under the most recent authorization, as of March 31, 2004, the Company had repurchased approximately 43,000 shares at an average price of $25.08 per share for a total price of $1.1 million. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003. As discussed above, the purchase of FSLO will put additional demands on capital. Combined with the stronger loan demand in the last few quarters, this leads Management to anticipate that its share repurchase activity will be no more than modest in the foreseeable future.

Other Capital Disclosures

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. The $18.9 million amount authorized for share repurchases and those commitments reported in Note 11 to the consolidated financial statements is not a commitment, and there is no specified time within which the share repurchases must be accomplished.

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

While financial institutions have long been required by regulation to report large cash transactions to assist in preventing money laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions, must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be “suspicious.” To comply with this new level of reporting requirement, the Company has installed new “rule-based” software to detect suspicious activity. The Company has also implemented enhanced customer identification procedures as well as processes for detecting and reporting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

Provisions in the Sarbanes-Oxley Act of 2002 require each public company to include certifications signed by its chief executive officer and chief financial officer in their periodic reportings to the Securities and Exchange Commission. Companies’ independent auditors were required to evaluate management’s assertion in 2004 annual reports relating to the effectiveness of the company’s disclosure controls in ensuring financial reporting that appropriately reflect the company’s financial condition and results of operations. This requirement is expected to continue to significantly increase professional and audit fees as companies seek assistance from consultants in documenting their disclosure controls and as the auditors spend more time testing the effectiveness of those controls.

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

Congress has given the IRS a mandate to increase the number of returns that are filed electronically in order to reduce IRS processing and storage costs. Greater use of the refund loan and transfer programs helps the IRS to meet this mandate because these programs require the return to be filed electronically.

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The total transaction volume increased in 2004 to approximately 5.1 million, with 4.6 million in the first quarter. Through the first quarter of 2005, the Company processed 5.1 million transactions, 30% of which were RALs and 70% RTs.

While the Company is one of very few financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers such as direct deposits and electronic bill paying. The refund loan and transfer programs have significant impacts on the Company’s activities and results of operations during the first quarters of each year. While not quite as pronounced, these impacts are still significant to the second quarter. The impacts are not significant to the third and fourth quarter results of operations, but are still significant to the year-to-date results at September 30 and to the year as a whole at December 31. These impacts and other details of the programs are discussed in the following nine subsections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in each year, specifically in the period from late January through February. This causes first quarter net income to represent a disproportionate share of each year’s net income. For 2002, the first quarter’s net income was 37% of the net income for the year. In 2003, the first quarter’s net income was 46% of the net income for the year and 48% of 2004’s net income was recognized in the first quarter. Based on Management’s current estimates for 2005 and the very strong results for the RAL/RT programs, net income for the first quarter is likely to represent 50%-55% of the year’s net income.

This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Tables 20-24 in Note E to this discussion.

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

The various funding arrangements that have been used over the last five years as the programs grew significantly are discussed in the “Tax Refund Anticipation Loan and Refund Transfer Programs” section of Management’s Discussion and Analysis in the 2004 10-K.

For 2005, the Company used the same sources as in 2004, but used a larger securitization—$1.0 billion compared to $500 million in 2004. This was done to address the impact on the capital ratios from the anticipated growth in the number of loans.

Fees for Services:

The Company does not market these products directly to consumers. Instead, the Company markets to electronic filers and groups of tax preparers. The electronic filers are companies that have developed software for use by tax preparers or individuals for the preparation of tax returns. The fees for RALs and RTs vary depending on the contracts with the electronic filers and tax preparers. Taxpayers are provided with a statement of the fees for the two products as well as an explanation of other means by which they may receive their tax refund. In the case of the RALs, an Annual Percentage Rate (“APR”) computation for the loan based on an estimate of the time that the loan will be outstanding is also provided. If payment by the IRS is delayed past the estimated term, the customer’s fee does not change.

The fees for the RAL product are higher than the fees for the RT product because of the credit risk addressed in the section below titled, “Credit Losses” and to cover the funding costs mentioned above. There are no credits or funding costs associated with RTs because the Company does not authorize a check to be prepared for the taxpayer until after the refund has been received by the Company from the IRS.

Risks Associated with the Program:

There are risks related to the programs related to credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk.

The Company’s liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. As mentioned above, the sources of this funding are described in detail in the 2004 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure an adequate amount is available.

As discussed in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements, the Company is currently involved in three lawsuits related to the RAL program. The Company does not expect that these suits will have any material adverse impact on its financial condition or operating results.

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

Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale. This gain represents the difference between the interest rate on the loan and lower interest rate that is paid to the securitization purchaser. Because this difference is recognized at the time of the sale of the loans into the securitization, it accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same quarter, there is no acceleration of income, and the amounts of income and expense are the same as they would be if the loans were not sold. With the exception of the commitment and utilization fees charged to the Company, the only accounting impact from securitizing a portion of the RALs is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company’s securitization partners were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statements of income as noninterest revenue. The cash flows associated with these RALs are the fee income received from the customer, the interest expense paid to fund the loans, and the credit cost for defaulted loans.

The default rate of the loans is unaffected by whether they are sold, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is to reclassify the loss from provision expense to an offset against the gain on sale.

The following table summarizes the components of the gain on sale of RAL loans for the three-month periods ended March 31, 2005 and 2004.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
RAL fees	$39,310	$5,920
Fees paid to investor	(1,082)	(162)
Commitment fees paid	(1,250)	(678)
Credit losses	(10,955)	(2,135)

Net gain on sale of RAL loans	$26,023	$2,945

The gain on the securitization was much larger in 2005 than in 2004 for the following reasons: First, the capacity of the securitization in 2005 was twice the size of 2004, $1 billion vs. $500 million. Second, in 2004, the Company sold $491 million into the securitization and then paid off the securitization as the underlying loans were paid. In 2005, as payments were received, new loans were sold into the securitization, resulting in almost $1.5 billion in loans being sold. Lastly, the change in the Company’s contract with Jackson Hewitt discussed below meant that the fees received on the Jackson Hewitt loans sold into the securitization in 2005 were substantially greater than the fees on Jackson Hewitt loans sold in 2004. The change in the contract also caused credit losses to be higher than in the first quarter of 2004.

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three-month periods ended March 31, 2005 and 2004.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2005	2004
Interest income from RALs	$62,375	$35,094
Interest expense on funding	(1,884)	(735)
Intersegment revenues	5,627	3,823
Internal charge for funds	(2,855)	—

Net interest income	63,263	38,182
Provision for credit losses—RALs	(37,527)	(8,954)
Refund transfer fees	20,821	17,715
Collection Fees	4,622	2,916
Gain on sale of loans	26,023	2,945
Operating expense	(8,958)	(7,555)

Income before taxes	$68,244	$45,249

Charge-offs	$33,431	$10,270
Recoveries	(4,107)	(2,954)

Net charge-offs	$29,324	$7,316

The most obvious differences between operating results for the first quarters of 2005 and 2004 are the large increases in RAL interest income, provision expense, and the gain on sale of loans. The Company experienced an 11% increase in the volume of RALs originated during the first quarter of 2005 compared to the first quarter of 2004. However, the primary reason for these changes relates to a change in the contract between the Company and one of the tax preparer groups that is a major source of RALs. In May 2004, the Company and Jackson Hewitt Tax Services (“JHTS”) renegotiated their contract. In prior years, JHTS (and its predecessor) was responsible for the first two and a half percent of total credit losses on the loans originated through JHTS. Losses in excess of that amount would be shared by the Company and JHTS. With JHTS assuming the credit risk, JHTS received most of the fee paid by the customer for the RAL. Under the terms of the new contract, the Company assumes virtually all of the credit risk and retains most of the RAL fee. This accounts for most of the increase in revenues above the 11% growth in volume. Whereas in prior years the provision expense related only to loans made through preparers other than JHTS, in 2005 the Company had to provide for losses on the approximately 933,000 loans originated through JHTS. This accounts for the substantial increase in provision expense. As noted in the section above titled “Accounting for the RAL Securitization,” the change in the contract also impacted the gain on sale. The increase in the loan fees increased the gain, while the assumption of the losses on JHTS loans resulted in more credit exposure for loans securitized – in previous years there were no credit losses for JHTS loans sold.

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

Approximately 103 basis points of the RALs were charged-off in 2004. The Company anticipates charge-offs for 2005 will eventually be approximately 110 to 120 basis points.

Estimation of Loss on First Quarter Loans: The Company estimated the loans outstanding at March 31, 2005 that would not be paid by the IRS. As in prior years, the estimate was prepared by computing the loans from each weekly origination cycle during the first quarter of the prior year that were not paid by year-end. These percentages are then applied to the corresponding origination cycle in the current year to estimate loans not likely to be received. An allowance for credit loss at March 31, 2005 was established in the amount of this estimate. The amount of this allowance is larger at March 31, 2005 than at March 31, 2004 because there are more loans outstanding in 2005 and because the Company has credit loss exposure on the JHTS loans at March 31, 2005 but did not at March 31, 2004.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2005

In the second quarter, the Company will process another approximately 500,000 transactions. Almost all of these will be RTs. The Company will recognize virtually all of the remaining RAL interest revenue to be recognized as most of the remaining loans at March 31 and the few second quarter RALs are collected. For the loans unpaid at June 30, the Company will charge off any deemed uncollectible and prepare an estimate for the remainder of those sufficiently unlikely to be paid that an allowance needs to be maintained.

Before the season began in January, it was anticipated that a larger proportion of the pre-tax income would be recognized in the second quarter of 2005 than was the case in prior years. This was anticipated because of the change in the JHTS contract. With provision expense recognized as loans are made and income recognized when received, for those loans still outstanding at March 31, it was thought that the larger fees and provision expense being recognized in different quarters would have the effect of shifting pre-tax income from the first to the second quarter compared to prior years. This did not occur as the additional loans outstanding at March 31 were not large enough to represent a significant amount of deferred fees. It is now anticipated that the first quarter represented approximately 110% of the pre-tax income for the programs, that the second quarter will earn approximately $4-5 million in pre-tax income, and that third and fourth quarters will run losses as expenses for salaries, occupancy, legal, marketing, data processing, etc. exceed the small amounts of revenue recognized for collected loans.

In the fourth quarter, the Company will charge-off any remaining loans against the allowance and have provision expense for any excess of loans over the allowance or a negative provision for any excess of allowance over remaining loans.

Expectations for 2005 and Subsequent Years

The Company expects that volumes for the RAL and RT programs will continue to expand, probably in the high single digit range. No significant changes to operating results like the change in the JHTS contract are expected.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The Company does not generally allocate equity to different product lines, except for the RAL/RT activities. In banking, there are many accepted methodologies for allocating capital to business lines, methodologies based on risk, on regulatory capital rules, on what would be “demanded in the market” to obtain debt funding, etc. These allocation methodologies result in significantly different capital allocations when applied to the RAL/RT activities. Given that the Company is more interested in determining the ROE for the core bank activities than it is in determining what the ROE is for the RAL/RT activities, allocation is more an issue of how much of total capital should be allocated to the remainder of the Company than it is an issue of how much to allocate to the RAL/RT activities. Consequently, for computing the ROE for the Company without the impact of the RAL/RT programs, we have simply excluded the RAL/RT earnings, net of taxes and a proportionate share of dividends paid to shareholders. The difference in ROE for the first quarter of 2005 compared to the first quarter of 2004 for non-RAL/RT activities is lower than the difference in total ROE because the numerator of the non-RAL/RT ratio changed 12.38% compared to 23.49% for the whole Company.

Note B—For Table 2, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as “Tax equivalent income included in interest income from non-taxable securities and loans.”

Note C—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the fourth quarter of 2004. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note D—Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company.

Note E—The five tables below, Tables 20-24, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$1,059,543	$528,533	$531,010	$813,018	$384,967	$428,051
Average loans	4,622,400	528,533	4,093,867	3,709,995	384,967	3,325,028
Average total assets	6,532,852	935,381	5,597,471	5,537,781	695,449	4,842,332
Average earning assets	6,131,171	615,343	5,515,828	5,197,838	583,639	4,614,199
Average certificates of deposit	1,562,145	51,527	1,510,618	3,124,826	42,187	3,082,639
Federal funds purchased	179,342	174,675	4,667	182,555	351,633	(169,078)
FHLB advances & Other LT Debt	870,892	50,000	820,892	603,230	—	603,230
Average interest bearing liabilities	4,645,670	276,202	4,369,468	3,933,178	393,820	3,539,358
Average Equity	474,422	131,619	342,803	406,365	64,819	341,546
Consumer loans interest income	71,974	61,971	10,003	42,851	34,945	7,906
Loan interest income	129,004	61,971	67,033	86,624	34,945	51,679
Interest income	145,266	62,375	82,891	100,765	35,094	65,671
Interest expense	22,883	1,884	20,999	14,897	735	14,162
Net interest income	122,383	60,491	61,892	85,868	34,359	51,509
Tax equivalent adjustment	1,592	—	1,592	1,607	—	1,607

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2005 YTD Annualized	2004	2003	2002	2001
Total Including RALs
Net charge-offs	$36,996	$13,525	$22,557	$14,778	$12,924
Average loans	$4,622,400	$3,804,869	$3,151,328	$2,942,082	$2,678,225

Ratio	3.25%	0.36%	0.72%	0.50%	0.48%

Total Excluding RALs
Net charge-offs	$7,672	$5,057	$14,027	$12,673	$8,730
Average loans	$4,093,867	$3,702,100	$3,029,669	$2,874,091	$2,619,325

Ratio	0.76%	0.14%	0.46%	0.44%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$7,857	$4,622	$3,235	$5,824	$2,916	$2,908
Noninterest revenue	65,158	51,467	13,691	36,621	23,576	13,045
Operating expense	53,508	8,959	44,549	47,116	7,555	39,561
Provision for credit losses	39,012	37,527	1,485	7,584	8,954	(1,370)
Income before income taxes	95,021	65,472	29,549	67,789	41,426	26,363
Provision for income taxes	35,615	27,531	8,084	25,198	17,420	7,778
Net Income	59,406	37,941	21,465	42,591	24,006	18,585

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$3,816	$474	$3,342	$4,518	$1,161	$3,357
Noninterest revenue	11,241	659	10,582	13,626	1,390	12,236
Operating expense	43,349	2,177	41,172	37,618	1,442	36,176
Provision for credit losses	2,740	—	2,740	(2,653)	1,635	(4,288)
Income before income taxes	23,311	(1,486)	24,797	20,268	1,608	18,660
Provision for income taxes	8,752	(625)	9,377	7,011	676	6,335
Net Income	14,559	(861)	15,420	13,257	932	12,325

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$3,847	$576	$3,271	$3,487	$647	$2,840
Noninterest revenue	15,380	3,673	11,707	15,137	3,721	11,416
Operating expense	44,043	2,615	41,428	38,499	1,575	36,924
Provision for credit losses	737	—	737	2,635	3,934	(1,299)
Income before income taxes	26,033	2,303	23,730	20,953	(237)	21,190
Provision for income taxes	9,486	968	8,518	7,554	(100)	7,654
Net Income	16,547	1,335	15,212	13,399	(137)	13,536

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTERST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$129,004	$138	$129,142	$86,624	$104	$86,728
Loan income excluding RAL/RT activities	67,033	138	67,171	51,679	104	51,783
Securities income	$16,012	$1,454	$17,466	$13,660	$1,503	$15,163
Securities income excluding RAL/RT activities	16,012	1,454	17,466	13,660	1,503	15,163
Net interest income	$122,383	$1,592	$123,975	$85,868	$1,607	$87,475
Net interest income excluding RAL/RT activities	61,892	1,592	63,484	51,509	1,607	53,116

TABLE 24—AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY TABLE 9

	As of or for the quarter-ended March 31, 2005
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$25,043	$—	$25,043
Potential problem loans	86,384	—	86,384
Total loans	4,220,555	68,548	4,152,007
Nonperforming assets	27,953	—	27,953
Total assets	6,181,827	416,115	5,765,712

Provision for credit loss	39,012	37,527	1,485
Charge-offs	43,151	33,431	9,720
Recoveries	6,155	4,107	2,048
Allowance for credit loss	55,993	8,203	47,790

	As of or for the quarter-ended December 31, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$22,521	$—	$22,521
Potential problem loans	90,785	—	90,785
Total loans	4,062,294	—	4,062,294
Nonperforming assets	25,431	—	25,431
Total assets	6,024,785	133,511	5,891,274

Provision for credit loss	1,748	(486)	2,234
Charge-offs	2,576	—	2,576
Recoveries	3,639	197	3,442
Allowance for credit loss	53,977	—	53,977

	As of or for the quarter-ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$24,146	$—	$24,146
Potential problem loans	102,452	1,412	101,040
Total loans	3,917,945	1,412	3,916,533
Nonperforming assets	27,056	—	27,056
Total assets	5,805,040	65,034	5,740,006

Provision for credit loss	2,740	—	2,740
Charge-offs	2,514	—	2,514
Recoveries	3,567	1	3,566
Allowance for credit loss	52,169	289	51,880

	As of or for the quarter-ended June 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$23,609	$—	$23,609
Potential problem loans	98,979	2,989	95,990
Total loans	3,740,878	2,989	3,737,889
Nonperforming assets	26,519	—	26,519
Total assets	5,684,329	70,304	5,614,025

Provision for credit loss	737	—	737
Charge-offs	7,859	2,241	5,618
Recoveries	2,252	891	1,361
Allowance for credit loss	48,376	288	48,088

	As of or for the quarter-ended March 31, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$35,267	$—	$35,267
Potential problem loans	78,026	—	78,026
Total loans	3,694,167	52,106	3,642,061
Nonperforming assets	35,267	—	35,267
Total assets	5,629,675	344,064	5,285,611

Provision for credit loss	7,584	8,954	(1,370)
Charge-offs	15,323	10,270	5,053
Recoveries	5,289	2,954	2,335
Allowance for credit loss	53,246	1,638	51,608

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

Note I—The net interest margin for the fourth quarter is reported as 4.31%. However, this ratio is adversely impacted by a reclassification of salary expense and interest on loans. The Company recognized that it had not been deferring sufficient origination costs for loans. Its analysis showed that the amount not deferred for any prior quarter because the increased pretax income resulting from the deferral of additional amounts would be offset by the reduction of pretax income resulting from the amortization of the additional deferred expenses against interest income from loans. With the amounts immaterial to each quarter of 2004, the Company simply reduced salary expense for the fourth quarter for the additional deferral for all of 2004, ($2.9 million) and reduced interest income for the additional amortization by the same amount. While not impacting pretax income, this reclassification impacted the net interest margin. Had only one fourth of the total been reclassified in the fourth quarter, the net interest margin would have been 4.47%.

Note J—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $3,000. For 2004, the Company charged-off an average of about 103 basis points. 103 basis points for an average loan would be $30.90. Expressed as an APR, the $30.90 would be 37.6%. Funding and processing costs are incurred in addition to the credit costs.

Note K—In the interest rate environment at March 31, 2004, some assets and liabilities were earning less than 2% and could not have their interest rates decreased by 200 basis points. For purposes of the shock analysis reported in Table 4, their rates were reduced to 0%.

Note L—Caps are limits as to how much the interest rate can rise and floors are limits as to how much rates may fall. These limits may apply to each time the rate is due for re-setting, to how much they may move over a period of time, e.g. a year, or to how much they may change over the whole term of the loan.

Note M—Changes in intermediate-term rates do not immediately impact prepayment rates on residential loans and MBS investments. Customers apply for refinancing mortgages when rates drop, but it takes about two month before the applications can be processed and the old loans paid off.

Note N— A large number of home mortgage loans may be grouped together by a financial institution into a pool. This pool may then be securitized and sold to investors. The payments received from the borrowers on their mortgages are used to pay the investors. The mortgage instruments themselves are the security or backing for the investors and the securities are termed mortgage-backed.

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

Note O—The maturity of mortgage backed securities extends when rates rise because homeowners prepay their loans at a lower rate then projected when the security was issued, however, the repricing to market rates after a period of time gives some protection to the investor from rising rates. Either the discouragement to refinancing by having a lower rate than market is removed allowing the investor to reinvest prepayments at the current higher rates or the investor will receive a return closer to market rates if the customers do not refinance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

Item 4.	Controls and Procedures

As reported in Item 9A in the Company’s Annual Report on Form 10-K for 2004, Pacific Capital Bancorp carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. As December 31, 2004, Management identified two material weaknesses in the Company’s financial reporting. The first was the failure to maintain effective controls over the application of generally accepted accounting principles for leasing transactions and other non-routine transactions. The second was the failure to maintain effective controls over approval of general ledger journal entries. Because of these material weaknesses, Management concluded that the Company did not maintain effective internal control over financial reporting.

Management has been working to enhance its controls in response to these internal control evaluations and internal and external audit and regulatory recommendations. During the fourth quarter of 2004, the Company strengthened the procedures for reconciling subsidiary records to the general ledger. It also engaged an accounting firm to assist it in preparing the tax provision calculations reported in its consolidated income statement for the year ended December 31, 2004 and tax asset and liability account balances as of December 31, 2004. The accounting errors were all corrected in the fourth quarter of 2004. During the first quarter of 2005, the timing of the performance of the reconciliation of accounts was changed to include reconciliations as of March 31, 2005, in addition to the other dates accounts are reconciled.

As of March 31, 2005, the end of the period covered by this report, the Company carried out an evaluation similar to that performed as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. While the above steps have been taken, as of the date of this report, the two material weaknesses had not been completely eliminated. Based on this, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, the Company did not maintain effective design and operation of disclosure controls and procedures.

Aside from those steps taken above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls during the last fiscal quarter, but additional changes need to be made to address these material weaknesses. With respect to non-routine or complex transactions, management is reviewing hiring additional employees with more banking and accounting experience. Management has also discussed with, and received approval from, the Audit Committee to engage accounting consultants when necessary to provide the necessary expertise until sufficient accounting expertise can be developed internally.

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

Item 2.	Changes in Securities and Use of Proceeds

(dollars in thousands)
Period		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
01/01/2005	01/31/2005	—	n/a	—	$18,933
02/01/2005	02/28/2005	—	n/a	—	$18,933
03/01/2005	03/31/2005	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future as it appears that the economy is improving and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans which expired during the first quarter of 2005.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other information

None.

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibit Index:

Exhibit Number	Item Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2005.

Subject		Filing Date
Item 7.	Financial Statements and Exhibits Press release announcing earnings for fourth quarter of 2004.	January 27, 2005

The following current reports on Form 8-K have been filed with the Securities and Exchange Commission to date during the second quarter of 2005.

Subject		Filing Date
Item 8.01.	Other Items Press release announcing earnings for the first quarter of 2005.	April 26, 2005

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher

Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

Item 7.01	Regulation FD Disclosure Press release announcing the signing of a definitive agreement between the registrant and First Bancshares, Inc. (“FBI”) under which the registrant will acquire FBI in an all-cash transaction.	February 28, 2005

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	May 9, 2005
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	May 9, 2005
Executive Vice President
Chief Financial Officer