Form 10-Q
period 2005-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2005-08-09
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Common Stock - As of August 4, 2005 there were 45,944,737 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income (unaudited) Three and Six-Month Periods Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) Six-Month Periods Ended June 30, 2005 and 2004	5

	Consolidated Statements of Comprehensive Income (unaudited) Three and Six-Month Periods Ended June 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78

Item 4.	Controls and Procedures	78

PART II.	OTHER INFORMATION

Item 1	Legal proceedings	79

Item 2	Changes in Securities and Use of Proceeds	79

Item 3	Defaults Upon Senior Securities	79

Item 4	Submission of Matters to a vote of security holders	79

Item 5	Other information	80

Item 6	Exhibits and Reports on Form 8-K	80

SIGNATURES		83

PART 1 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(dollars and share amounts in thousands except per share amounts)

	June 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$139,846	$133,116
Federal funds sold and securities purchased under agreements to resell	8,000	—

Cash and cash equivalents	147,846	133,116

Securities available-for-sale, at fair value (Note 4)	1,416,126	1,524,874
Loans, net of allowance of $50,365 at June 30, 2005 and $53,977 at December 31, 2004 (Note 5)	4,211,036	4,008,317
Premises, equipment and other long-term assets	108,263	100,282
Accrued interest receivable	24,742	24,000
Goodwill (Note 7)	109,745	109,745
Other intangible assets (Notes 7 and 8)	4,257	5,321
Other assets (Note 6)	145,466	119,130

Total assets	$6,167,481	$6,024,785

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,064,602	$1,013,772
Interest-bearing deposits	3,559,430	3,498,518

Total Deposits	4,624,032	4,512,290
Federal funds purchased and securities sold under agreements to repurchase	74,344	179,041
Long-term debt and other borrowings (Note 9)	875,335	823,122
Obligations under capital lease (Note 9)	9,216	9,130
Accrued interest payable and other liabilities	59,430	41,520

Total liabilities	5,642,357	5,565,103

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 80,000 authorized; 45,895 outstanding at June 30, 2005 and 45,719 at December 31, 2004)	11,478	11,434
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	82,975	78,903
Accumulated other comprehensive income	12,843	7,970
Retained earnings	417,828	361,375

Total shareholders’ equity	525,124	459,682

Total liabilities and shareholders’ equity	$6,167,481	$6,024,785

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollar and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$72,198	$56,841	$201,202	$143,465
Securities	14,054	14,485	30,066	28,145
Federal funds sold and securities Purchased under agreements to resell	56	103	306	584

Total interest income	86,308	71,429	231,574	172,194

Interest expense:
Deposits	15,963	9,898	29,703	18,886
Securities sold under agreements to Repurchase and Federal funds purchased	1,033	223	2,434	757
Other borrowed funds	7,615	5,875	15,357	11,250

Total interest expense	24,611	15,996	47,494	30,893

Net interest income	61,697	55,433	184,080	141,301
Provision for credit losses (Note 5)	7,901	737	46,913	8,321

Net interest income after provision for credit losses	53,796	54,696	137,167	132,980

Non interest revenue:
Service charges on deposits	4,272	4,099	8,563	8,135
Trust fees	4,014	3,733	8,369	7,787
Refund transfer fees	3,864	3,097	24,685	20,812
Other service charges, commissions and fees, net	4,168	3,847	12,025	9,671
Net gain on sale of tax refund loans	—	—	26,023	2,945
Net (loss) gain on securities transactions	(621)	(449)	(730)	(516)
Other income	2,282	1,053	4,202	3,167

Total non-interest revenue	17,979	15,380	83,137	52,001

Operating expense:
Salaries and benefits	24,463	24,119	52,694	49,249
Net occupancy expense	4,086	3,853	8,165	7,405
Equipment expense	2,709	2,241	5,070	4,310
Other expense	17,075	13,830	35,912	30,195

Total operating expense	48,333	44,043	101,841	91,159

Income before income taxes	23,442	26,033	118,463	93,822
Provision for income taxes	8,999	9,486	44,614	34,684

Net income	$14,443	$16,547	$73,849	$59,138

Earnings per share - basic (Note 3)	$0.32	$0.36	$1.61	$1.30
Earnings per share - diluted (Note 3)	$0.31	$0.36	$1.60	$1.29
Average number of shares – basic	45,844	45,465	45,811	45,419
Average number of shares – diluted	46,220	45,774	46,173	45,747
Dividends declared per share	$0.20	$0.17	$0.38	$0.33
Dividends paid per share	$0.20	$0.17	$0.38	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six-Month Periods Ended June 30,
	2005	2004
Cash flows from operating activities:
Net Income	$73,849	$59,138
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,463	4,869
Provision for credit losses	46,913	8,321
Net amortization of discounts and premiums for securities	880	1,603
Reverse amortization on capital lease	49	—
Amortization of net deferred loan fees	2,899	2,239
Net loss (gain) on sales and calls of securities	730	516
Change in accrued interest receivable and other assets	(5,416)	(3,610)
Change in accrued interest payable and other liabilities	17,910	(3,967)

Net cash provided by operating activities	143,277	69,109

Cash flows from investing activities:
Purchase of bank or branches	—	(123,282)
Proceeds from sales of AFS securities	47,400	47,079
Proceeds from calls, maturities, and partial paydowns of AFS securities	168,962	153,112
Proceeds from calls and maturities of HTM securities	—	—
Purchase of AFS securities	(100,816)	(282,793)
Purchase of Bank Owned Life Insurance	(25,000)	—
Net (increase) decrease in loans made to customers	(252,531)	(159,236)
Net purchase or investment in premises and equipment	(12,540)	(9,623)

Net cash used in investing activities	(174,525)	(374,743)

Cash flows from financing activities:
Net increase (decrease) in deposits	111,742	207,460
Net increase (decrease) in borrowings with maturities of 90 days or less	(104,697)	36,094
Proceeds from long-term debt and other borrowing	137,000	92,000
Payments on long-term debt and other borrowing	(84,787)	(50,098)
Proceeds from issuance of common stock	4,116	5,025
Dividends paid	(17,396)	(14,982)

Net cash provided by financing activities	45,978	275,499

Net (decrease) increase in cash and cash equivalents	14,730	(30,135)
Cash and cash equivalents at beginning of period	133,116	183,020

Cash and cash equivalents at end of period	$147,846	$152,885

Supplemental disclosure:
Interest paid during period	$46,896	$30,219
Income taxes paid during period	$27,820	$14,000
Non-cash additions to other real estate owned	$—	$2,910

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended June 30, 2005			For the Three-Month Period Ended June 30, 2004
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$23,442	$8,999	$14,443	$26,033	$9,486	$16,547
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	22,169	9,322	12,847	(35,981)	(15,130)	(20,851)
Less: reclassification adjustment for (losses) gains included in net income	(621)	(261)	(360)	(449)	(189)	(260)
Other comprehensive (loss) income	22,790	9,583	13,207	(35,532)	(14,941)	(20,591)

Comprehensive (loss) income	$46,232	$18,582	$27,650	($9,499)	($5,455)	($4,044)

	For the Six-Month Period Ended June 30, 2005			For the Six-Month Period Ended June 30, 2004
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$118,463	$44,614	$73,849	$93,822	$34,684	$59,138
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	7,679	3,229	4,450	(25,710)	(10,811)	(14,899)
Less: reclassification adjustment for (losses) gains included in net income	(730)	(307)	(423)	(516)	(217)	(299)
Other comprehensive (loss) income	8,409	3,536	4,873	(25,194)	(10,594)	(14,600)

Comprehensive (loss) income	$126,872	$48,150	$78,722	$68,628	$24,090	$44,538

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2005

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

Under a definitive agreement announced February 28, 2005, Pacific Capital Bancorp agreed to acquire First Bancshares, Inc. (FSLO) in an all cash transaction valued at approximately $60.8 million or $48 per each diluted share of FSLO common stock. On July 13, 2005 the company received all necessary regulatory approvals related to the acquisition and closed the transaction on August 1, 2005. First Bancshares is a San Luis Obispo, California based bank holding company with $302.1 million in assets and $257.9 million in deposits at June 30, 2005. It conducts business through its wholly owned subsidiary, First Bank of San Luis Obispo. First Bank will become an additional brand of Pacific Capital Bank, N.A., and will continue to operate under the same name following the close of the transaction.

PCBNA uses the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various retail market areas. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of PCCI. The Bank uses the brand name “Pacific Capital Bank” for the operations acquired with PCCI.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market funds, Federal funds sold, and securities purchased under agreements to resell.

Securities

Securities may be classified as “held-to-maturity,” “available-for-sale,” or “trading securities.” Securities for which an investor has positive intent and ability to hold until maturity are classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. If an investor were to purchase securities principally for the purpose of selling them in the near term, they would be classified as trading securities. The Company holds no securities that should be classified as trading securities and has decided that all securities could be sold prior to maturity for any of the reasons noted above. Consequently, it classifies all securities as available-for-sale. On determining gain or loss on securities, cost is determined by specific identification.

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

Neither delinquency nor default is a requirement for nonaccrual status. Once reasonable doubt about the collectibility exists, the loan is put on nonaccrual. In the case of consumer loans, it is usually an event of delinquency or default that raises the doubt of collectibility, but in the case of commercial loans, doubt may be raised by other events. For example, the financial statements required to be provided by these borrowers may show a deterioration in their financial condition, or a borrower may begin borrowing under a line of credit to make payments on another loan.

Impaired Loans—Specific kinds of loans are identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. Because this definition is very similar to that used by Management to determine on which loans interest should not be accrued, the Company expects that most impaired loans will also be on nonaccrual status. Therefore, in general, the accrual of interest on impaired loans is discontinued, and any uncollected interest is written off against interest income in the current period. No further income is recognized until all recorded amounts of principal are recovered in full or until circumstances have changed such that the loan is no longer regarded as impaired.

Impaired loans are reviewed each quarter or more frequently upon receipt of material information, to determine whether a valuation allowance for loan loss is required. The amount of the valuation allowance for impaired loans is determined by comparing the recorded investment in each loan with its value measured by one of three methods. The first method is to estimate the expected future cash flows and then discount them at the effective interest rate of the loan. The second method is to use the loan’s observable market price if the loan is of a kind for which there is a secondary market. The third method is to use the value of the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan. If the value of the loan as determined by the selected method exceeds the recorded investment in the loan, and certain other factors suggest that the recorded investment is or would be reasonably realizable within the contractual term of the loan or within a reasonable period of time using methods available to the bank, then no valuation allowance for that loan is established.

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

Loans that are deemed to be uncollectible are charged-off against the allowance for credit losses. Uncollectibility is determined based on the individual circumstances of the loan and historical trends. Additions and reductions to the allowance for credit loss for the three-month and six-month periods ended June 30, 2004 and 2005, and the balances as of those dates are disclosed in Note 5.

Origination Fees and Costs—The Company defers and amortizes loan fees collected and origination costs incurred over the lives of the related loans. For each category of loans, the net amount of the unamortized fees and costs are reported as a reduction or addition, respectively, to the balance reported. Because the fees collected are generally less than the origination costs incurred for consumer loans, the total net deferred or unamortized amount for this category is an addition to the loan balances.

Other Assets

Property acquired as a result of defaulted loans is included within other assets on the balance sheets. Property from defaulted loans is carried at the lower of the outstanding balance of the related loan at the time of foreclosure or the estimate of the market value of the assets less disposal costs. During the second quarter of 2004, the Company received a real estate property in satisfaction of a delinquent loan. The property was recorded at an estimate of its fair value less cost of disposal, $2.9 million. As of June 30, 2005, the Company still held the $2.9 million property.

Goodwill and Other Intangible Assets

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill recognized in connection with the March 5, 2004 PCCI acquisition as well as the remainder of the Company’s goodwill is recorded within the “Community Banking” segment in Note 14, “Segment Disclosure.” The acquisition of FSLO is a third quarter 2005 event and, aside from disclosure, is not included in this report. Customer deposits with financial institutions—especially the deposits other than certificates—are generally the result of long-term customer relationships. These deposits are therefore more valuable to a purchaser than simply their outstanding amount would indicate because financial institutions have to spend marketing and other acquisition costs to generate these customer relationships. Therefore, when deposits are purchased, the seller demands an acquisition cost representing the value of the relationship. In the sale of deposits, because the buyer is actually assuming a liability from the seller, this acquisition cost is represented by the amount that the liability assumed exceeds the cash paid by the seller to the buyer to assume the liability. This acquisition cost is termed a Core Deposit Intangible (“CDI”). The Company records this CDI as an asset and amortizes it against other expense over the expected average life of the deposit relationships acquired. For any particular acquisition, the amount of the CDI and the expected average life of the relationship will differ depending on the nature of the deposits and the customers.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at June 30, 2005 or December 31, 2004.

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

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2004 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 14, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2004 10-K, but there has been a change in the segments as discussed in Note 14.

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

Had the Company recognized compensation expense over the expected life of the options based on the fair value method as discussed above, the Company’s pro forma salary expense, net income, and earnings per share for the three and six-month periods ended June 30, 2005 and 2004 would have been as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Net Income, as reported	$14,443	$16,547	$73,849	$59,138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(301)	(446)	(599)	(568)

Pro forma net income	$14,142	$16,101	$73,250	$58,570

Earnings Per Share:
Basic - as reported	$0.32	$0.36	$1.61	$1.30
Basic - pro forma	$0.31	$0.35	$1.60	$1.29
Diluted - as reported	$0.31	$0.36	$1.60	$1.29
Diluted - pro forma	$0.31	$0.35	$1.59	$1.28

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.90%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.0317
Expected volatility 4 years:	0.0280
Expected volatility 5 years:	0.0262
Expected dividend	$0.80 per year
For purposes of the 2004 computation, the significant assumptions used, computed on a weighted average basis, were:
Risk free interest rate:	3.52%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2857
Expected volatility 4 years:	0.2653
Expected volatility 5 years:	0.2692
Expected dividend:	$0.72 per year

During the second quarter of 2005, the Company granted approximately 215,000 shares of restricted stock to employees and directors. The stock granted to employees vests in annual increments of 5%, 10%, 15%, 30%, and 40%. The stock granted to directors vests at the end of one year. Compensation expense is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period. Compensation expense related to the second quarter of 2005 was approximately $134,000. While not vested, a portion of the restricted stock must still be included in the period end balance of outstanding shares on the balance sheet as of June 30, 2005 and the average shares outstanding for the second quarter and year-to-date for the computation of earnings per share as explained in Note 3.

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

The Company has also established policies and procedures to sell derivatives, specifically interest rate swaps, to customers to assist them in managing their interest rate risk. Generally these customers have wanted to protect themselves from rising rates. Depending on the notional amount of the swap, the Company may cover its position with an interest rate swap purchased from another counterparty with equal but opposite terms, thereby “covering” its position, so as not to incur any additional interest rate risk. With smaller transactions that mitigate the Company’s current interest rate risk position, the Company may elect to not cover its position. The Company’s policy limits both the individual notional amount and the aggregate notional amount of these covered and uncovered derivatives.

The Company engages in a very small number of foreign exchange contracts with customers. These may be either spot or futures contracts. Futures contracts are always covered by an offsetting contract with another counterparty so that there is no risk of loss to the Company from changes in the relative price of currencies over the term of the contract.

Other types of derivatives are permitted by the Company’s policies, but have not been utilized.

All derivatives are required to be recorded on the balance sheet at their current fair value. Certain derivatives may be designated as either fair value or cash flow accounting hedges and qualify for the deferral of gain or loss recognition. A qualifying hedge may defer all or a part of changes in their fair value in the basis of the item being hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income, within other income or other expense as appropriate.

Swaps sold to customers are not intended to act as a hedge for the Company’s interest rate risk position with respect to the loan. They are intended only to be a hedge by the customer for the customer’s position. Consequently, they do not meet the requirement for hedge accounting for the Company. Consequently, changes in the fair value of these hedges are included in the Company’s net income in the period in which the changes occur. Because a derivative may not be used to hedge another derivative, any changes in the fair value of swaps entered into to cover the Company’s position on the customer swaps are also included in net income in the period in which they occur. Because the covering swap will have the same terms as the Company’s swap with the customer, gains and losses will net to no income impact for these swaps.

Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). In effect, FIN 46R applies broader criteria than just ownership percentage or voting rights in determining whether a controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

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

The special-purpose entity used for the tax refund loan securitization is a variable interest entity within the scope of FIN 46R, and is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity directly to other financial institutions or to securitization conduits established by one or more financial institutions. These conduits, which are different from the special purpose entity, are variable interest entities within the scope of FIN 46R. However, these conduits hold refund anticipation loans (“RALs”) originated by the Company only during a 30 day period of each year. They continue to function during the eleven months of the year holding other types of loans purchased from other financial institutions. Therefore, because it is not the primary beneficiary of them and because it exercises no control over the other assets purchased or held, the Company has concluded that consolidation of these conduits with the Company is not required by FIN 46R. While used only during the first quarter of each year, the special purpose entity for RALs remains in place from year to year.

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

The Company has invested in several partnerships that promote the development of low cost housing by providing incentives in the form of tax credits. These partnerships also help the Company meet its obligations under the Community Reinvest-ment Act. These partnerships are variable interest entities within the scope of FIN 46 because, as a group, the holders of the equity interests in these entities do not have the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights. The Company owns more than 50% of the partnership interests in one of these partnerships. The Company has therefore consolidated the assets, liabilities, and operating results of that partnership with the assets, liabilities and operating results of the Company. Consolidation resulted in an additional $3.1 million in assets and a liability for the minority interest of $3.1 million. The Company recognized the whole amount of the operating losses of this partnership which decreased noninterest revenue by $49,000 for the second quarter of 2005 and $122,000 for the first six months of 2005. The Company recognized corresponding reductions of other expense for the same periods for the other partners’ share of the losses.

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

In October 2004, the FASB delayed the effective date for the recognition and measurement guidance of EITF 03-1 to obtain additional comments from preparers and users of financial statements on the impact of that guidance. The FASB stated that after further consideration of the issue, it would issue final guidance.

In June 2005, the FASB issued a pronouncement that it would provide guidance on accounting for securities that were other than temporarily impaired that would reiterate existing guidance regarding recognition and measurement. The guidance would replace EITF 03-1 and would not include the tainting of the assertion by management because of a pattern of sales of securities that were impaired prior to maturity.

The Company will consider how its practice will be impacted by the provisions of whatever pronouncement is issued by the FASB.

2.	BUSINESS COMBINATIONS

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FSLO”) under which the Company will acquire FSLO in an all-cash transaction. The FSLO transaction closed on August 1, 2005. See Note 1 for further discussion.

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

The following table presents pro forma combined information about results of operation as though the acquisition had occurred on January 1, 2004.

	Six Months Ended June 30, 2004	January 1, 2004 Through March 5, 2004	Six Months Ended June 30, 2004
(dollars in thousands except per share amounts)	Pacific Capital Bancorp	Pacific Crest	ProForma Combined
Revenues	$224,195	$7,996	$232,191
Income before extraordinary items and the cumulative effect of accounting changes	$59,138	$1,694	$60,832
Net income	$59,138	$1,694	$60,832
Earnings per share - diluted	$1.29		$1.33

There were no extraordinary items or cumulative effects of accounting changes in the periods reported above for either company. The following items related to the acquisition (pre-tax) are included in the Pacific Crest column in the above table for the period of January 1 through March 5, 2004 (in thousands):

Compensation cost to buy out stock options including payroll tax expense	$3,680
Investment banking fees	1,018
Legal expenses	172
Other costs related to the acquisition	193

Total	$5,063

There were no material items included in the Company operating results for the first three months of 2004 related to the acquisition other than the payment of the consideration.

3.	EARNINGS PER SHARE

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options and shares related to restricted stock awards. Stock options with an exercise price greater than the average market price during the period have been excluded from the computations below because they are anti-dilutive.

As mentioned in the section titled “Stock-based Compensation” in Note 1, during the second quarter of 2005, the Company issued approximately 215,000 shares of restricted stock to directors and employees. The grant dates were April 25, 2005 and May 27, 2005 respectively.

The computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 and 2004, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods		Six-month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2005
Numerator — Net Income	$14,443	$14,443	$73,849	$73,849

Denominator — weighted average shares outstanding	45,844	45,844	45,811	45,811

Plus: net shares issued in assumed stock option exercises		376		362

Diluted denominator		46,220		46,173

Earnings per share	$0.32	$0.31	$1.61	$1.60
Anti-dilutive options excluded		93		46

Period ended June 30, 2004
Numerator — Net Income	$16,547	$16,547	$59,138	$59,138

Denominator — weighted average shares outstanding	45,465	45,465	45,419	45,419

Plus: net shares issued in assumed stock option exercises		309		328

Diluted denominator		45,774		45,747

Earnings per share	$0.36	$0.36	$1.30	$1.29
Anti-dilutive options excluded		653		26

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2005
Available-for-sale:
U.S. Treasury obligations	$96,412	$120	($ 824)	$95,708
U.S. agency obligations	234,160	665	(941)	233,884
Collateralized mortgage obligations	58,502	7	(558)	57,951
Mortgage-backed securities	796,870	3,759	(8,284)	792,345
Asset-backed securities	11,690	19	(13)	11,696
State and municipal securities	196,332	28,368	(158)	224,542

	$1,393,966	$32,938	($10,778)	$1,416,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Available-for-sale:
U.S. Treasury obligations	$112,401	$401	($576)	$112,226
U.S. agency obligations	209,353	1,513	(821)	210,045
Collateralized mortgage obligations	63,663	76	(486)	63,253
Mortgage-backed securities	916,987	4,598	(9,786)	911,799
Asset-backed securities	20,274	72	(39)	20,307
State and municipal securities	188,444	19,225	(425)	207,244

	$1,511,122	$25,885	($12,133)	$1,524,874

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

The following table discloses securities balances by category that are at an unrealized loss at June 30, 2005 and December 31, 2004 and the range of duration of the loss. Included in the table are 72 securities that have been in an unrealized loss position for less than a year and 95 securities that have been in an unrealized loss position for more than one year. The amount of unrealized losses at June 30, 2005 has decreased $1.4 million from December 31, 2004 and decreased $11.9 million since March 31, 2005. The Company realized $621,000 of losses in the second quarter of 2005 and $730,000 in the first half of 2005. The remainder of the decrease in unrealized losses is due to changes in interest rates. The Company sold these securities because Management believes that such sales prevent a large build up of embedded losses that would reduce liquidity and income. The Company does not hold any securities that it believes to be other than temporarily impaired where the impairment is due to credit concerns as described in Securities and Exchange Commission Staff Accounting Bulletin #59 and consequently the Company has no reason to believe that the full par value of the securities will not be received.

The Company has concluded that none of its securities is other than temporarily impaired.

	Less than 12 months		12 months or more		Total
As of June 30, 2005 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$114,884	($919)	$65,569	($844)	$180,453	($1,763)
Mortgage Backed Securities	134,071	(1,007)	400,711	(7,279)	534,782	(8,286)
Municipal Bonds	985	(5)	11,191	(153)	12,176	(158)
Asset backed Securities	1,117	(1)	2,695	(12)	3,812	(13)
Private CMO	57,129	(558)	—	—	57,129	(558)

Subtotal, Debt Securities	308,186	(2,490)	480,166	(8,288)	788,352	(10,778)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$308,186	($2,490)	$480,166	($8,288)	$788,352	($10,778)

	Less than 12 months		12 months or more		Total
As of December 31, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$161,519	($1,397)	$—	$—	$161,519	($1,397)
Mortgage Backed Securities	379,722	(3,881)	239,932	(5,905)	619,654	(9,786)
Municipal Bonds	5,252	(69)	8,066	(356)	13,318	(425)
Asset backed Securities	6,282	(39)	—	—	6,282	(39)
Private CMO	52,678	(486)	—	—	52,678	(486)

Subtotal, Debt Securities	605,453	(5,872)	247,998	(6,261)	853,451	(12,133)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$605,453	($5,872)	$247,998	($6,261)	$853,451	($12,133)

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

	June 30, 2005	December 31, 2004
(dollars in thousands)	Available- for-Sale	Available- for-Sale
Amortized cost:
In one year or less	$129,225	$137,209
After one year through five years	733,125	722,391
After five years through ten years	330,371	400,647
After ten years	201,245	250,875

Total Securities	$1,393,966	$1,511,122

Estimated fair value:
In one year or less	$129,620	$138,017
After one year through five years	727,863	720,168
After five years through ten years	332,852	401,657
After ten years	225,791	265,032

Total Securities	$1,416,126	$1,524,874

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Real estate:
Residential 1 to 4 family	$994,626	$901,679	$844,528
Multi-family residential	225,209	182,936	160,913
Non-residential	1,109,300	1,114,114	1,078,384
Construction	297,112	286,387	261,271
Commercial loans	810,222	787,482	736,710
Home equity loans	244,296	212,064	172,662
Consumer loans	305,964	340,623	283,677
Tax refund loans	7,491	—	2,989
Leases	265,242	234,189	191,126
Other loans	1,939	2,820	8,618
Total loans	4,261,401	4,062,294	3,740,878

Allowance for credit losses	50,365	53,977	48,376

Net loans	$4,211,036	$4,008,317	$3,692,502

The loan balances at June 30, 2005, December 31, 2004 and June 30, 2004 are net of approximately $6.5 million, $7.1 million, and $6.3 million respectively, in deferred net loan fees. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Included among the loans reported in the table above are tax-exempt loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Market Value Adjustment for PCCI Loans

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI in the March 2004 acquisition. The amount of this adjustment was $6.4 million at the time of the acquisition. Because the amount that will be collected on these loans is not impacted by this adjustment, it must be amortized against interest income over the estimated lives of the loans so that the amount of the loans reported as outstanding at the time of payment equals the amount to be paid. Amortization expense on this adjustment through the end of the second quarter of 2005 was $528,000. Estimated amortization expense for the remainder of 2005, for the next three years, and thereafter is as follows:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2005	$435
	2006	$789
	2007	$694
	2008	$611
Thereafter		$1,776

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of June 30, 2005, December 31, 2004 and June 30, 2004:

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Loans identified as impaired	$38,935	$35,966	$38,459
Impaired loans for which a valuation allowance has been established	$5,718	$7,476	$8,362
Amount of valuation allowance for impaired loans	$1,304	$4,821	$1,376
Impaired loans for which no valuation allowance has been established	$33,217	$28,490	$30,097

The following table discloses additional information about impaired loans for the three and six-month periods ended June 30, 2005 and 2004:

	Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Average amount of recorded investment in impaired loans for the period	$36,817	$42,080	$34,695	$47,041
Interest recognized during the period for impaired loans	$435	$151	$566	$265

The valuation allowance for impaired loans of $1.3 million as of June 30, 2005 is included within the allowance for credit losses of $49.9 million in the “All Other Loans” column in the statement of changes in the allowance account as of June 30, 2005 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
For the six months ended June 30, 2005:
Balance, December 31, 2004	$53,977	$—	$53,977

Provision for credit losses	6,271	40,642	46,913
Credit losses charged against allowance	(14,330)	(48,955)	(63,285)
Recoveries added to allowance	3,983	8,777	12,760

Balance, June 30, 2005	$49,901	$464	$50,365

For the quarter ended June 30, 2005:
Balance March 31, 2005	$47,790	$8,203	$55,993

Provision for credit losses	4,786	3,115	7,901
Credit losses charged against allowance	(4,610)	(15,524)	(20,134)
Recoveries added to allowance	1,935	4,670	6,605

Balance, June 30, 2005	$49,901	$464	$50,365

For the six months ended June 30, 2004:
Balance, December 31, 2003	$49,550	$—	$49,550

Addition from PCCI acquisition	6,146	—	6,146
Provision for credit losses	(633)	8,954	8,321
Credit losses charged against allowance	(10,671)	(12,511)	(23,182)
Recoveries added to allowance	3,696	3,845	7,541

Balance, June 30, 2004	$48,088	$288	$48,376

For the quarter ended June 30, 2004:
Balance March 31, 2004	$51,608	$1,638	$53,246

Provision for credit losses	737	—	737
Credit losses charged against allowance	(5,618)	(2,241)	(7,859)
Recoveries added to allowance	1,361	891	2,252

Balance, June 30, 2004	$48,088	$288	$48,376

6.	OTHER ASSETS

Included in “Other assets” on the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, are deferred tax assets net of deferred tax liabilities of $9.4 million and $12.2 million, respectively. Deferred tax assets represent the tax impact of expenses recognized as tax deductible for the financial statements that have not been deducted in the Company’s tax returns or taxable income reported on a return that has not been recognized in the financial statements as income. Changes in the amount are primarily related to provision for credit losses expense and to changes in the unrealized gain or loss on securities. The Company cannot necessarily deduct its provision for credit losses expense in its tax return in the same year in which it is recognized for financial statements. Provision for credit losses expense is deductible for income tax purposes only as loans are actually charged-off.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at June 30, 2005 was $109.7 million, that is comprised of $79.7 million related to the PCCI March 5, 2004 acquisition and $30.0 million related to previous acquisitions as explained in Note 1. Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition. PCCI was acquired primarily for the lending units. In the case of the prior purchases, the perceived value was in the deposit relationships and the consumer and small business lending. Because of the change in reporting segments discussed in Note 14, the goodwill arising from the PCCI acquisition as well as all other goodwill is recorded on the “Community Banking” segment which includes the Company’s deposit activities and consumer and small business lending. Goodwill is not amortized but is periodically reviewed for impairment as discussed in Note 1.

Also recorded on the Consolidated Balance Sheets at June 30, 2005 is approximately $4.3 million in other intangible assets. This figure includes $1.5 million in loan servicing rights, some of which are related to the PCCI acquisition, as discussed in Note 8, “Transfers and Servicing of Financial Assets,” and an intangible asset of $2.8 million related to both the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI. The $4.3 million is recorded in the “Community Banking” segment. The portion related to PCCI is being amortized over 5 years. The portion related to the two branches is also being amortized over 5 years.

Amortization expense for the remainder of 2005, over the next three years, and thereafter on all core deposit intangible and the other minor intangibles is expected to be:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2005	$818
	2006	$1,335
	2007	$454
	2008	$159
Thereafter		$9

8.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation. During the first quarters of 2004 and 2005 the Company sold RALs through this special purpose entity into multi-seller conduits owned by other financial institutions. The conduits are backed by commercial paper. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2004 and 2005, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remain during the subsequent quarters of these years. The potential existed at March 31 of each year for subsequent recoveries on loans charged-off in the securitization during the remainder of the year. The Company believes the impact of these recoveries are immaterial to the financial statements and has recognized such recoveries in the second quarter and will recognize any further recoveries in subsequent quarters along with recoveries of other charged-off RALs as they are realized.

Mortgage and Other Loan Servicing Rights

The Company sells some of the residential mortgages it originates and, for most of these sold loans, servicing is retained. As of June 30, 2005, the Company serviced $60.0 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates fair value. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as rates fall, and decrease as rates rise—the value of the servicing right changes with changes in interest rates. Changes in the value are reflected in the financial statements by adjustments to a valuation allowance, which offsets the asset, and by changes or credits to noninterest revenue. Changes to the valuation allowance are only made to reflect impairment or increases in value up to the amount of previously recognized impairments. Adjustments have been made to the valuations allowance almost each quarter since then. The value of the MSR at June 30, 2005 was $472,000, net of an allowance of $39,000.

In connection with the March 5, 2004 PCCI acquisition, the Company obtained a non-mortgage servicing asset of $866,000. This asset was created by PCCI’s sales of SBA 7(a) commercial business loans, whereby PCCI sold the guaranteed portion of such loans and retained the servicing, for which it received servicing fees. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. The Company has continued this activity subsequent to the acquisition. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. As with servicing rights on mortgages, prepayments by the borrowers on these SBA loans reduce the value of the servicing asset. The amount of the SBA 7(a) loans sold and serviced by the Company at June 30, 2005 was $51.0 million, and the amount of the unamortized servicing rights was $1.01 million.

The following table shows the activity in the servicing rights account and the valuation allowance. Servicing rights may be purchased from another institution that originates loans or from another entity that services loans. Aside from the rights acquired as part of the acquisition of PCCI, the Company does not, in the normal coarse of business, purchase such rights.

	For the Three-Month Periods Ended June 30,		For the Six-month Periods Ended June 30,
(in thousands)	2005	2004	2005	2004
Servicing rights recognized	$1,430	$1,891	$1,789	$1,139
Servicing rights added in period, net	142	—	462	—
PCCI Servicing rights acquired	—	—	—	866
Servicing rights amortized	(51)	(138)	(730)	(252)

Servicing rights at end of period, gross	1,521	1,753	1,521	1,753

Valuation allowance beginning of period	(78)	(276)	(111)	(602)
Aggregate additions to the allowance	—	—	—	—
Aggregate direct write downs charged against allowance	—	—	—	—
Aggregate reductions of the allowance	39	176	72	502

Valuation allowance at period end	(39)	(100)	(39)	(100)

Servicing rights at period end, net	$1,482	$1,653	$1,482	$1,653

9.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATIONS

Long-term debt and other borrowings and obligations include the following items:

(dollars in thousands)	June 30, 2005	December 31, 2004
Long term debt and other borrowings:
Federal Home Loan Bank advances	$680,483	$619,143
Treasury Tax & Loan amounts due to Federal Reserve Bank	5,875	14,888
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	30,977	31,091

Total Long term debt and other borrowings	$875,335	$823,122

Obligation under capital lease	9,216	9,130

Total long term debt and other borrowing and obligations under capital lease	$884,551	$832,252

As of June 30, 2005, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $295 million in 1 year or less; $244 million in 1 to 3 years, and $141 million in more than 3 years. The senior debt is due in July 2006. Of the subordinated debt issued by the Bank, $36 million is due in July 2011, $35 million is due in December 2013, and $50 million is due in 2014. The Treasury Tax and Loan notes are due on demand.

The “Subordinated debt issued by Bancorp” was assumed in connection with the March 5, 2004 PCCI acquisition. This debt is owed to the three business trust subsidiaries of Bancorp that were obtained in the PCCI acquisition and is comprised of the following: $13,750,000 owed to PCC Trust I, $6,190,000 owed to PCC Trust II, and $10,310,000 owed to PCC Trust III. The difference between these three amounts and the amount shown in the table above represents the fair value adjustment related to the debt which was recorded at the acquisition of PCCI, less subsequent amortization. Each of the three pieces of this subordinated debt will mature in 2033, but is callable by the Company in part or in total in 2008. Each has a fixed rate of interest until 2008 after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus a spread.

Owed to	Initial Fixed Rate	Spread over LIBOR
PCC Trust I	6.335%	3.25%
PCC Trust II	6.580%	3.15%
PCC Trust III	6.800%	3.10%

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

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The APBO and the NPPBC recognized by the Company do not reflect any amount associated with the federal subsidy provided by the act because the Company is as yet unable to conclude whether the benefits provided by the Plan are actuarially equivalent to those provided by the act.

The amount of NPPBC recognized in the three and six-month periods ending June 30, 2005 and 2004 are disclosed in the following table.

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Service cost	$433	$366	$866	$731
Interest cost	228	199	455	398
Return on assets	(137)	(97)	(274)	(195)
Recognized gains or (losses)	74	83	149	165

Total	$598	$551	$1,196	$1,099

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a

party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal, but the Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself during any appellate process.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs dismissed the complaint without prejudice. The plaintiffs filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company has filed a motion to dismiss the amended complaint. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is involved in various litigation of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.31 billion and $1.37 billion at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $878.8 million and $792.6 million at June 30, 2005 and December 31, 2004, respectively, were pledged to the FHLB as security for borrowings.

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

Changes in market rates of interest for commitments and undisbursed loans that have fixed rates of interest represent a possible cause of loss because of the contractual requirement to lend money at a rate that is no longer as great as the market rate at the time the loan is funded. To minimize this risk, if rates are quoted in a commitment, they are generally stated in relation to the Company’s prime or base lending rate, or to another external index. These rates and indices vary with prevailing market interest rates. Fixed-rate loan commitments are not usually made for more than three months.

Consumer lines of credit consist primarily of home equity lines of credit and overdraft protection lines.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be with-drawn by the Company subject to applicable legal requirements. As of June 30, 2005 and December 31, 2004, the contractual notional amounts and the maturity of these instruments are as follows:

	As of June 30, 2005					As of December 31, 2004
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$303,264	$89,531	$78,636	$72,489	$543,920	$485,374
Consumer lines of credit	3,011	6,186	10,314	270,897	290,408	247,783
Standby letters of credit	30,268	23,415	19,107	8,817	81,607	102,631

Total	$336,543	$119,132	$108,057	$352,203	$915,935	$835,788

The Company anticipates that a majority of the above commitments will not be fully drawn by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit loss. The balance of the liability at June 30, 2005 was $1.1 million.

The following table shows the activity in this reserve account for the three and six-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Beginning estimate	$1,307	$4,051	$1,232	$3,942
Additions and other changes	(32)	21	43	130
Funded and written-off	(148)	(1,061)	(148)	(1,061)

Ending estimate	$1,127	$3,011	$1,127	$3,011

Other Contractual Obligations

The following table discloses cash amounts contractually due from the Company under specific categories of obligations as of June 30, 2005 and December 31, 2004:

	As of June 30, 2005					As of December 31, 2004
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Deposits *	$4,230,712	$315,596	$76,447	$1,277	$4,624,032	$4,512,290
Borrowings	414,786	305,799	124,310	114,000	958,895	1,011,293
Purchase obligations	3,311	2,875	2,400	—	8,586	2,983
Non-cancelable leases	10,209	17,477	10,351	10,388	48,425	45,426
Capital leases	344	687	851	24,941	26,823	26,995

Total	$4,659,362	$642,434	$214,359	$150,606	$5,666,761	$5,598,987

*	Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the less than one year time range although depositors tend to keep their money on deposit with the Company for extended periods.

Non-cancelable leases: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of June 30, 2005, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. Contractual obligations of sub-tenants have not been netted against the amounts in the above table for minimum rentals. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $2.3 million. Approximately 53% of these payments are due to the Company over the next three years.

The capital lease obligation is explained in Note 9.

12.	DERIVATIVE INSTRUMENTS

The Company had no swaps in place at the end of the second quarter of 2005 for managing its own interest rate risk.

The Company has entered into interest rate swaps and foreign exchange transactions with some of its customers to assist them in managing their interest rate and foreign currency risks. As of June 30, 2005, these swaps had a notional amount of $47.8 million and a fair value of $375,000. To avoid increasing its own interest rate or foreign exchange risk from entering into these swap agreements, the Company has entered into offsetting swap agreements with other larger financial institutions that cover most of these customer swaps. These covering swaps had a notional value of $47.8 million and a fair value of negative $375,000. The effect of the offsetting swaps to the Company is to neutralize its interest rate and currency risk positions. The Company generally earns a spread to compensate it for its services. Credit risk is also associated with these swaps in that a counterparty, either the Company’s customer or the other financial institution, may default on its obligation.

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

The fair value of the financial guarantees, commitments and other off-balance-sheet instruments are immaterial.

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2005 and December 31, 2004, are as follows:

	As of June 30, 2005		As of December 31, 2004
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$139,846	$139,846	$133,116	$133,116
Federal funds sold	8,000	8,000	—	—
Securities available-for-sale	1,416,126	1,416,126	1,524,874	1,524,874
Net loans	4,211,036	4,190,614	4,008,317	3,969,200
Mortgage servicing rights	1,482	1,482	1,679	1,679
Derivatives	375	375	501	501

Total financial assets	5,776,865	5,756,443	5,668,487	5,629,370

Financial liabilities:
Deposits	4,624,032	4,616,590	4,512,290	4,508,135
Long-term debt, FHLB advances, and capital lease obligations	878,676	882,039	817,364	807,081
Repurchase agreements, Federal funds purchased, and Treasury, Tax & Loan	80,219	80,214	193,929	193,927
Derivatives	375	375	531	531

Total financial liabilities	5,583,302	5,579,218	5,524,114	5,509,674

Net financial assets	$193,563	$177,225	$144,373	$119,696

14.	SEGMENT DISCLOSURE

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

In connection with the March 5, 2004 PCCI acquisition, the operations of the three branches acquired were included in the “Community Banking” segment along with the other branch activities of the Company. The operations of PCCI’s commercial real estate and SBA lending areas originally reported to the former CEO of PCCI, who reported to the CEO of the Company and, consequently, they had been identified as a reportable segment. As of the beginning of 2005, these lending areas report to the Manager of Retail and Small Business Lending with the Community Banking segment. The following tables disclose segment performance for the three and six month periods ended June 30, 2005 and 2004 with these lending activities included in the Community Banking segment. Also included for comparative purposes are the segment performance tables for the three month periods ended March 31, 2005 and 2004 using the same segments, because the reporting of segment performance for these periods reported in the Quarterly Report on Form 10-Q for the first quarter of 2005 presented these lending areas as a separate segment.

Second Quarter Segment Information:

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended June 30, 2005
Revenues from external customers	$49,045	$28,885	$7,234	$4,077	$16,650	$105,891
Intersegment revenues	35,501	—	999	579	14,181	51,260

Total revenues	$84,546	$28,885	$8,233	$4,656	$30,831	$157,151

Profit (Loss)	$36,931	$15,251	$(366)	$3,109	$(29,879)	$25,046
Interest income	41,096	28,670	2,531	—	15,653	87,950
Interest expense	12,075	—	803	333	11,400	24,611
Internal charge for funds	21,155	12,014	358	—	17,733	51,260
Depreciation	1,121	31	193	16	1,372	2,733
Total assets	2,227,920	1,703,014	216,885	1,364	2,018,298	6,167,481
Capital expenditures	—	—	—	—	6,706	6,706

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended June 30, 2004
Revenues from external customers	$38,921	$24,863	$5,151	$3,792	$15,672	$88,399
Intersegment revenues	25,239	—	562	434	880	27,115

Total revenues	$64,160	$24,863	$5,713	$4,226	$16,552	$115,514

Profit (Loss)	$31,308	$16,530	$2,865	$2,558	$(25,638)	$27,623
Interest income	31,359	22,668	1,478	—	17,514	73,019
Interest expense	8,219	—	233	78	7,466	15,996
Internal charge for funds	10,244	4,584	—	1	12,287	27,116
Depreciation	1,071	39	179	20	3,560	4,869
Total assets	1,941,067	1,584,361	70,304	1,418	2,087,179	5,684,329
Capital expenditures	—	—	—	—	5,256	5,256

First Quarter Segment Information Restated:

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2005
Revenues from external customers	$44,512	$27,611	$113,842	$4,394	$21,657	$212,016
Intersegment revenues	32,900	—	4,687	485	11,242	49,314

Total revenues	$77,412	$27,611	$118,529	$4,879	$32,899	$261,330

Profit (Loss)	$34,347	$15,198	$67,820	$3,177	$(23,929)	$96,613
Interest income	36,618	27,146	62,375	—	20,719	146,858
Interest expense	10,180	—	1,884	226	10,593	22,883
Internal charge for funds	18,515	10,554	2,341	4	17,900	49,314
Depreciation	1,184	34	192	16	1,304	2,730
Total assets	2,139,196	1,728,464	416,115	10,768	1,887,284	6,181,827
Capital expenditures	—	—	—	—	5,834	5,834

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2004
Revenues from external customers	$33,386	$24,597	$58,670	$4,121	$18,219	$138,993
Intersegment revenues	19,055	—	3,823	350	1,398	24,626

Total revenues	$52,441	$24,597	$62,493	$4,471	$19,617	$163,619

Profit (Loss)	$23,614	$17,230	$45,249	$2,795	$(19,492)	$69,396
Interest income	26,442	22,993	35,094	—	17,843	102,372
Interest expense	7,701	—	735	72	6,389	14,897
Internal charge for funds	8,391	5,218	—	—	11,017	24,626
Depreciation	820	38	135	20	1,263	2,276
Total assets	1,869,639	1,607,233	344,064	1,288	1,807,451	5,629,675
Capital expenditures	—	—	—	—	4,367	4,367

Second Quarter Year to Date Segment Information:

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six months ended June 30, 2005
Revenues from external customers	$93,557	$56,496	$121,076	$8,471	$38,307	$317,907
Intersegment revenues	68,401	—	5,686	1,064	25,423	100,574

Total revenues	$161,958	$56,496	$126,762	$9,535	$63,730	$418,481

Profit (Loss)	$71,278	$30,449	$67,454	$6,286	$(53,808)	$121,659
Interest income	77,714	55,816	64,906	—	36,372	234,808
Interest expense	22,255	—	2,687	559	21,993	47,494
Internal charge for funds	39,670	22,568	2,699	4	35,633	100,574
Depreciation	2,305	65	385	32	2,676	5,463
Total assets	2,227,920	1,703,014	216,885	1,364	2,018,298	6,167,481
Capital expenditures	—	—	—	—	12,540	12,540

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six months ended June 30, 2004
Revenues from external customers	$72,305	$49,460	$63,821	$7,913	$33,893	$227,392
Intersegment revenues	44,294	—	4,385	784	2,279	51,742

Total revenues	$116,599	$49,460	$68,206	$8,697	$36,172	$279,134

Profit (Loss)	$55,351	$33,761	$48,114	$5,353	$(45,559)	$97,020
Interest income	57,801	45,661	36,572	—	35,357	175,391
Interest expense	15,523	—	968	150	14,252	30,893
Internal charge for funds	18,003	9,801	—	1	23,936	51,741
Depreciation	1,891	77	314	40	4,823	7,145
Total assets	1,941,067	1,584,361	70,304	1,418	2,087,179	5,684,329
Capital expenditures	—	—	—	—	9,623	9,623

*	As explained in the text, this segment represents the lending areas for the former PCCI, not Pacific Capital Bancorp, the holding company.

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Total revenues for reportable segments	$157,151	$115,514	$418,481	$279,134
Elimination of intersegment revenues	(51,260)	(27,115)	(100,574)	(51,742)
Elimination of taxable equivalent adjustment	(1,604)	(1,590)	(3,196)	(3,197)

Total consolidated revenues	$104,287	$86,809	$314,711	$224,195

Total profit or loss for reportable segments	$25,046	$27,623	$121,659	$97,019
Elimination of taxable equivalent adjustment	(1,604)	(1,590)	(3,196)	(3,197)

Income before income taxes	$23,442	$26,033	$118,463	$93,822

As a fiscal intermediary, a large proportion of the Company’s business consists of borrowing from some customers—depositors and other financial institutions or bankers—and lending the funds to other customers—borrowers and securities issuers. The interest expense paid on the borrowings is charged to the segment that does the borrowing—Community Banking for deposits and Treasury (in All Other) for non-deposit borrowing. The interest earned on loans and securities is credited to the segments that do the lending or investing—Community Banking, Commercial Banking, and Pacific Capital for loans and Treasury for investments.

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

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Short-term interest rates were generally higher in the three-month period ended June 30, 2005 than in the corresponding period of 2004. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and therefore this segment is charged for funds by reference to the short-term rates. Intermediate-term rates were generally lower than the first quarter of 2004. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. As indicated above, the Company’s Treasury unit functions as a “money center” balancing the funding uses and sources. The changes in its intersegment revenues and charges for funds from one year to the next are primarily the result of changes in the relative amounts used and provided by the other segments.

The Company records provision expense for all loans other than RALs in its Credit Administration Department, which is included in the “All Other” segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAAP AND NON-GAAP MEASURES

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, these activities of these programs occur primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 14, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States of America (“GAAP”).

Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs for two reasons. First, because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, excluding the balances and results of operations for these programs allows Management to compare the results of the Company’s traditional banking operations with the results of other financial institutions. Second, because of the high degree of seasonality in these programs, a disproportionate amount of earnings occurs in the first quarter of each year. The Company currently expects approximately 50-55% of its 2005 net income to have been earned in the first quarter. Computing results of operations without these programs allows Management to better identify quarter-to-quarter trends in performance, which are masked by the consolidated figures.

For the last several years, the Company’s Management has conducted conference calls with analysts and investors in connection with its quarterly earnings releases. During these calls, investors and analysts have expressed through their questions an interest in knowing certain balances and the usual performance ratios for the Company exclusive of the RAL and RT programs. The Company’s Management believes analysts and investors request this information for the same reason that Management uses it, namely to provide clear financial comparability with the Company’s peers that do not operate such programs, and to better evaluate performance over sequential quarters. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

While Management provides these amounts and ratios both with and without the balances and results of the RAL and RT programs, it stresses that both shareholders and potential investors should pay attention primarily to the GAAP results that include the operating results of the RAL and RT programs.

Note A to this discussion includes several tables that provide reconciliations for all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment. Notes designated by a letter are found at the end of this analysis and discussion. Notes designated by a number are notes to the financial statements that precede this discussion and analysis.

In addition to the non-GAAP measures computed related to the Company’s balances and results exclusive of its RAL and RT programs, this filing contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in its analysis of the business and its performance. In particular, net interest income, net interest margin and operating efficiency are calculated on a fully tax-equivalent basis (“FTE”).

The use of FTE measurement is a common practice in banking and Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note B and reconciliations of amounts with and without the FTE adjustment are found in Table 23 in Note A. Net interest income as reported on the Company’s Consolidated Income Statement in Item 1 of this Quarterly Report on Form 10-Q is not reported on an FTE basis.

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $14.4 million for the quarter ended June 30, 2005, compared to $16.5 million in the second quarter last year, an decrease of $2.1 million, or 13%. Diluted earnings per share for the second quarter of 2005 were $0.31 compared to $0.36 earned in the second quarter of 2004.

The Company has earned $73.8 million in the first six months of 2005, compared to $59.1 million for the same period of 2004, an increase of 25%.

Compared to the second quarter of 2004, net interest income (the difference between interest income and interest expense) for the second quarter of 2005 increased by $6.3 million, or 11.4%. Total interest income increased by $14.9 million, or 20.9%, partially offset by an increase in interest expense of $8.6 million, or 53.9%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were higher compared to the second quarter of 2004. Interest on loans increased $15.4 million, or 27.0%, while interest on securities decreased $0.4 million, or 3.0%. The Federal Open Market Committees (“FOMC”) increased the Target Federal funds rate by 25 basis points five times in 2004 subsequent to the end of the second quarter and four more times during the first half of 2005. These rate increases were a factor along with the growth in earning assets in generating the increase in net interest income.

Average interest earning assets for the second quarter of 2005 increased by $515 million, or 9.1%, over the same period in 2004. This was comprised of an increase in average loans of $499 million, or 13.4%, offset by a decrease in securities and money market instruments of $45 million, or 3.0%.

The increase in interest expense was comprised of an increase in interest on borrowed funds of $2.6 million, or 41.8%, plus an increase in interest on deposits of $6.1 million, or 61.3%. Average interest-bearing liabilities increased by $353 million, or 8.6%, during the second quarter of 2005 compared to the same period in 2004. This was comprised of an increase in average deposits of $201 million, or 16.5%, as well as an increase in average borrowed funds of $152 million, or 18.9%.

Provision for credit losses expense for loans other than RALs increased from $0.7 million in the second quarter of 2004 to $4.8 million in the second quarter of 2005. Provision expense for RALs was $3.1 million for the second quarter of 2005. The provision expense for non-RAL loans for both quarters was impacted by several factors as explained in the discussion of credit quality below. The increase in the provision for credit losses from RALs for the second quarter of 2005 is explained in the section below titled “Refund Loan and Refund Transfer Programs.”

Noninterest revenue increased $2.6 million, or 16.7%, in the second quarter of 2005 over the same quarter of 2004. Operating expense increased by $4.3 million, or 9.7%, during the second quarter of 2005 compared to the same quarter of 2004. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note B)

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	0.94%	1.03%	1.18%	1.13%
Return on average equity	11.50%	14.51%	15.08%	15.42%
Operating efficiency	59.01%	58.32%	60.46%	60.98%
Net interest margin	4.50%	4.41%	4.42%	4.35%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	2.40%	1.28%	2.13%	1.38%
Return on average consolidated equity	30.45%	18.35%	28.06%	17.16%
Operating efficiency	37.56%	57.98%	46.27%	60.37%
Net interest margin	6.56%	4.54%	5.59%	4.52%

In 2005, the Company’s return on average assets (“ROA”) for the second quarter was 0.94%, compared to 1.18% for the same quarter of 2004, and the return on average equity (“ROE”) was 11.50%, compared to 15.08%. These annualized ratios can be significantly impacted by the highly seasonal tax refund programs. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.03% for the second quarter of 2005, compared to 1.13% for the same period in 2004 and the ROE was 14.51% for the second quarter of 2005 compared with 15.42% for the same period of 2004. The strong performance of the RAL/RT programs and the other business lines of the Company in the first quarter are reflected in the ratios above for the first six months of 2005 both with and without the RAL/RT programs.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The operating efficiency ratio decreased to 59.01% for the second quarter of 2005 from 60.46% for the same quarter in 2004. Exclusive of the impacts of the RAL/RT programs, the operating efficiency ratio improved from 60.98% in the second quarter of 2004 to 58.32% in the same quarter of 2005.

The net interest margin, exclusive of the impact of RAL/RT programs, was higher in the second quarter of 2005 compared to the margin in the first quarter of 2004, 4.41% vs. 4.35%. The FOMC rate increases in general benefited the margin. The low interest rate environment had tended to cause a lower net interest margin because the rates paid on deposits could not be decreased at the same rate that interest rates the Company charges on loans were decreased. With interest rates now rising, the Company’s loans are starting to reprice to higher rates rather than to lower rates as had been the case for the last several years. Competitive pressure to raise deposit rates has developed in the second quarter, lowering the margin from 4.67% for the first quarter of 2005. This competitive pressure is expected to remain for the next few quarters.

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

Bancorp has seven other subsidiaries. PCB Services Corporation has only insignificant activities and Pacific Capital Services Corporation is an inactive corporation. SBB&T Automobile Loan Securitization Corporation was used for an automobile loan securitization that ended in the second quarter of 2004 and is also now inactive. SBB&T RAL Funding Corporation is used in the RAL securitization that is described in Note 8, “Transfers and Servicing of Financial Assets,” to the Consolidated Financial Statements. It was inactive in the second quarter of 2005 and will remain so until January 2006.

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

On August 1, 2005, the Company completed its acquisition of First Bancshares, Inc., and its wholly owned subsidiaries, First Bank of San Luis Obispo and First BancShares Trust I. The second subsidiary was created by FSLO for the exclusive purpose of issuing trust-preferred securities. First Bank of San Luis Obispo was merged into the Bank, FSLO into Bancorp, and First Bancshares Trust I was not consolidated for the same reason as the trust subsidiaries of PCCI are not consolidated.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include, but are not limited to statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) judicial, legislative or regulatory changes adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8) implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”; and (9) other risks detailed in the 2004 10-K. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Events or circumstances that can cause this estimate of losses to be substantially different than eventually occur are primarily due to a lack of sufficient information about borrowers’ current financial condition or as such financial condition may change over time. This occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

In addition to the estimation of probable losses developed for loans other than RALs, the Company also develops an estimate of losses for RALs outstanding at June 30. A description of the method used in developing the estimate is described in the section below titled “Refund Loan and Refund Transfer Programs.”

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

Actuarial estimates used in retiree health plan: The Company uses certain estimates regarding its employees to determine its liability for postretirement health benefits. These estimates include life expectancy, length of time before retirement, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits to the Company.

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

Estimates of the fair value of assets: Certain assets of the Company are recorded at fair value, or the lower of cost or fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, and other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets and discovered that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets and discovered that its estimate of fair value had been too low.

Goodwill is initially recorded as the difference between the compensation paid in the acquisition of a business or the portion of a business and the difference between the fair value of the assets and liabilities of the business or portion acquired. Other intangible assets that are acquired in business combination are initially recorded at their fair value at the time of acquisition. In both cases, estimates of fair value are used in determining the amount at which the asset is recorded.

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

Available-for-sale securities: The fair value of most securities classified as available-for-sale are based on quoted market prices. These quoted market prices are derived from two independent sources and compared for consistency. If the two sources differ significantly, or if quoted market prices are not available, alternative methods are used, which include seeking bids from brokers on a representative security or extrapolating the value from the quoted prices of similar instruments. The Company also uses estimates of the future rate of prepayments on the loans underlying the various mortgage-backed securities to determine the expected life of that security. That estimated life then determines the rate of amortization or accretion to recognize against the premium or discount of those instruments.

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

Estimates relating to self-insurance from workers’ compensation: The Company self-insures a portion of its workers’ compensation exposure. Because not all injuries are immediately reported to the Company, it must accrue an estimate of the claims loss for injuries that have occurred but not been reported. The estimate is based on actuarial data provided by the insurance company that covers the Company for large claims above the Company’s self-insured amount. If the Company underestimates the cost of unreported claims, it will need to recognize an expense for these claims in subsequent periods. If the estimate is too large, the Company will report a reduction in expense in subsequent years for the excess.

Income tax estimates: With each period end, it is necessary for Management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with generally accepted accounting principles, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known. Among the estimates are estimates of the year’s pre-tax income and permanent differences. These estimates are used to compute an effective tax rate used to record income tax expense for the interim periods. As of June 30, 2005, Management has calculated an effective tax rate for the year will be 37.65%. To the extent that the estimated changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter will be included in tax expense for the current quarter. The effective tax rate is lower than the statutory rate of 42.05% due to the benefits relating to permanent differences such as tax-exempt income on municipal securities, tax exempt loans, and bank owned life insurance, and the deductibility for tax purposes of special expenses like the bargain element on exercises under the employee and director stock option plans and dividends paid to the Company’s Employee Stock Ownership Plan.

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

Alternative Methods of Accounting

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. The one significant area where a choice is available is accounting for stock-based compensation.

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

RISKS FROM CURRENT EVENTS

As of this writing, there seems to be no clear consensus as to how long U.S. military forces will be engaged in Iraq and Afghanistan. Commentators have expressed opinions that prolonged presence of US military forces in the region would be both expensive and could provoke further terrorist actions as has recently occurred in the United Kingdom. Either of these consequences could have an impact on the economy and therefore on the results of operations for the Company.

Over the last two years, it had been difficult for the California Legislature to pass the state budget on a timely basis. In addition, a substantial amount of borrowing has been necessary to balance these budgets. In July, the Legislature was able to pass a budget only six days into the start of the new fiscal year, but borrowing was still required. While such actions clearly impact the California economy, the Company does not believe that they will have any material impact on its operating results. The Company does not own any State of California debt obligations and has no concentration of customers that will specifically be impacted by the lower levels of governmental expenditures. The general consensus appears to be that while either substantial cost-cutting, i.e., reduction in benefits and service levels or tax increases are still necessary, there is less of a crisis with respect to the state’s financial condition than was the case a year or two ago.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The chart below shows the growth in average total assets and deposits since 1999. Annual averages are shown for 1999, 2000, 2001, and 2002, quarterly averages are shown for 2003, 2004, and 2005. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the periods.

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

Secondly, the Company’s experience with acquisitions and mergers has been contrary to the general pattern in which banks lose customers of the acquired institution. Depositors of banks acquired by or merged with the Company have kept their deposits with the Company. The Company attributes this to its efforts to maintain the acquired institution’s culture and management in place. The impact of this reason has been less in the last several years as the frequency of acquisitions in the financial industry has slowed in California.

Third, the Bank has opened new offices during the period covered by the table. The company also acquired some of the assets and deposits of two of the branches of another financial institution in the first quarter of 2002.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and six -month periods ended June 30, 2005 and 2004 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the differences in interest income or expense for the three and six-month periods ended June 30, 2005 compared to the corresponding periods of 2004 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the second quarter of 2005, real estate loans—multi-family and nonresidential averaged $1.6 billion, interest income for them was $27.6 million, and the average rate received was 6.78%. In the same quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.5 billion, interest income for them was $22.1 million, and the average rate received was 5.91%. Table 3 shows that the $5.5 million increase in interest income for these loans from the second quarter of 2004 compared to the second quarter of 2005 is the net result of a $2.1 million increase in interest income due to higher balances in 2005, and an increase of $3.4 million due to higher rates during 2005.

Tables 2A and 2B also disclose the net interest margin for the reported periods. Net interest margin is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company’s assets. The net interest margin and net interest income are reported on a “taxable equivalent” basis (Note D). If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate. The increased volume of earning assets serves to replace the net interest income that is lost by the decreasing rate.

As shown in Table 2A, the net interest margin, 4.50%, for the second quarter of 2005 was higher than the comparable figure, 4.42%, for the second quarter of 2004. As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results. This is most pronounced during the first quarter. The second quarter is minimally impacted. For comparability with the reporting in prior quarters of net interest margin, both with and without RALs, the net interest margin for the second quarter of 2005, exclusive of RALs, was 4.41% compared to 4.35% for the second quarter of 2004, and 4.67% for the first quarter of 2005.

The Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.00% in the second quarter of 2004 and averaged 2.91% in the second quarter of 2005 as the FOMC has progressively raised short term rates over the last 12 months. Despite this increase, mid-term rates have risen much less than short-term rates and longer-term rates have fallen since June 30, 2004. This has caused the interest rate yield curve to flatten significantly (See Note E).

Some changes in the net interest margin are directly related to changes in market rates. These include the origination or renewal of loans and deposits in the new interest rate environment. Other changes occur, but are less direct. Examples of these include: (1) a change in prepayments in the securities portfolio, which results in changes in premium amortization; (2) a higher cost of funds due to an increase in the longer-term brokered CD accounts added in during 2004 to manage interest rate risk; and (3) a change in product mix due to higher growth rate in the loan portfolios than in the securities portfolios—loans earn higher rates compared to the rates earned on securities.

TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Three months ended June 30, 2005			Three months ended June 30, 2004
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$7,561	$56	2.97%	$37,312	$103	1.11%

Total money market instruments	7,561	56	2.97%	37,312	103	1.11%

Securities: (2)
Taxable	1,238,227	11,424	3.70%	1,262,649	11,908	3.79%
Non-taxable	192,583	4,106	8.53%	183,620	4,055	8.83%

Total securities	1,430,810	15,530	4.35%	1,446,269	15,963	4.43%

Loans: (3)
Commercial (including leasing)	1,046,854	19,891	7.62%	909,323	14,530	6.43%
Real estate-multi family & nonresidential	1,625,930	27,571	6.78%	1,492,719	22,056	5.91%
Real estate-residential 1-4 family	974,198	13,510	5.55%	831,658	11,594	5.58%
Consumer	558,846	11,339	8.14%	463,943	8,749	7.58%
Other	1,967	15	3.06%	11,335	24	0.85%

Total loans	4,207,795	72,326	6.88%	3,708,978	56,953	6.16%

Total earning assets	5,646,166	87,912	6.25%	5,192,559	73,019	5.66%

FAS 115 Market Value Adjustment	(377)			32,045
Non-earning assets	492,593			399,239

Total assets	$6,138,382			$5,623,843

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,982,968	5,265	1.06%	$1,900,341	2,902	0.61%
Time certificates of deposit	1,539,114	10,698	2.79%	1,420,863	6,996	1.98%

Total interest-bearing deposits	3,522,082	15,963	1.82%	3,321,204	9,898	1.20%

Borrowed funds:
Repos and Federal funds purchased	138,505	1,033	2.99%	94,635	223	0.95%
Other borrowings	819,011	7,615	3.73%	710,382	5,875	3.33%

Total borrowed funds	957,516	8,648	3.62%	805,017	6,098	3.05%

Total interest-bearing liabilities	4,479,598	24,611	2.20%	4,126,221	15,996	1.56%

Noninterest-bearing demand deposits	1,079,130			979,903
Other liabilities	76,030			76,440
Shareholders’ equity	503,624			441,279

Total liabilities and shareholders’ equity	$6,138,382			$5,623,843

Interest income/earning assets			6.25%			5.66%
Interest expense/earning assets			1.75%			1.24%

Tax equivalent net interest income/margin		63,301	4.50%		57,023	4.42%
Provision for credit losses charged to operations/earning assets		7,901	0.56%		737	0.06%

Net interest margin after provision for credit losses on tax equivalent basis		55,400	3.94%		56,286	4.36%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,604	0.12%		1,590	0.12%

Net interest income after provision for credit loss		$53,796	3.82%		$54,696	4.24%

Loans other than RALs	$4,179,330	$69,796	6.70%	$3,683,666	$55,459	6.06%
Consumer loans other than RALs	$530,381	$8,809	6.66%	$438,631	$7,255	6.62%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note D)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

	Six months ended June 30, 2005			Six months ended June 30, 2004
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$23,168	$306	2.66%	$107,080	$584	1.10%

Total money market instruments	23,168	306	2.66%	107,080	584	1.10%

Securities: (2)
Taxable	1,259,999	24,824	3.97%	1,193,911	22,937	3.86%
Non-taxable	190,210	8,172	8.59%	184,721	8,189	8.87%

Total securities	1,450,209	32,996	4.58%	1,378,632	31,126	4.53%

Loans: (3)
Commercial (including leasing)	1,035,976	38,356	7.47%	881,284	27,898	6.37%
Real estate-multi family & nonresidential	1,617,798	53,418	6.60%	1,357,527	40,969	6.04%
Real estate-residential 1-4 family	950,093	26,351	5.55%	824,299	23,176	5.62%
Consumer	677,739	83,313	24.79%	638,481	51,600	16.25%
Other	2,273	30	2.66%	7,895	39	0.99%

Total loans	4,283,879	201,468	9.45%	3,709,486	143,682	7.77%

Total earning assets	5,757,256	234,770	8.22%	5,195,198	175,392	6.79%

FAS 115 Market Value Adjustment	6,569			27,129
Non-earning assets	441,653			355,782

Total assets	$6,205,478			$5,578,109

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,983,238	$9,410	0.96%	$1,815,602	$5,332	0.59%
Time certificates of deposit	1,550,566	20,293	2.64%	1,407,412	13,554	1.94%

Total interest-bearing deposits	3,533,804	29,703	1.70%	3,223,014	18,886	1.18%

Borrowed funds:
Repos and Federal funds purchased	177,394	2,434	2.77%	147,606	757	1.03%
Other borrowings	850,978	15,357	3.64%	659,077	11,250	3.43%

Total borrowed funds	1,028,372	17,791	3.49%	806,683	12,007	2.99%

Total interest-bearing liabilities	4,562,176	47,494	2.10%	4,029,697	30,893	1.54%

Noninterest-bearing demand deposits	1,210,631			1,093,275
Other liabilities	(56,433)			31,314

Shareholders’ equity	489,104			423,823

Total liabilities and shareholders’ equity	$6,205,478			$5,578,109

Interest income/earning assets			8.22%			6.79%
Interest expense/earning assets			1.66%			1.20%

Tax equivalent net interest income/margin		187,276	6.56%		144,499	5.59%
Provision for credit losses charged to operations/earning assets		46,913	1.64%		8,321	0.32%

Net interest margin after provision for credit losses on tax equivalent basis		140,363	4.92%		136,178	5.27%
Less: tax equivalent income included in interest income from non-taxable securities and loans		3,196	0.12%		3,198	0.12%

Net interest income after provision for credit loss		$137,167	4.80%		$132,980	5.15%

Loans other than RALs	$4,136,834	$136,966	6.68%	$3,504,347	$107,243	6.15%
Consumer loans other than RALs	$530,694	$18,811	7.15%	$433,342	$15,161	7.00%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note D)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)

	Three months ended June 30, 2005 vs. June 30, 2004				Six months ended June 30, 2005 vs. June 30, 2004
(dollars in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(29,751)	$(47)	$79	$(126)	$(83,912)	$(278)	$117	$(395)

Total money market investment	(29,751)	(47)	79	(126)	(83,912)	(278)	117	(395)

Securities:
Taxable	(24,422)	(484)	(266)	(218)	66,088	1,887	641	1,246
Non-taxable	8,963	51	(141)	192	5,489	(17)	(134)	117

Total securities	(15,459)	(433)	(407)	(26)	71,577	1,870	507	1,363

Loans:
Commercial (including leasing)	137,531	5,361	2,950	2,411	154,692	10,458	5,186	5,272
Real estate-multi family & nonresidential	133,211	5,515	3,433	2,082	260,271	12,449	4,058	8,391
Real estate-residential 1-4 family	142,540	1,916	(62)	1,978	125,794	3,175	(27)	3,202
Consumer loans	94,903	2,590	688	1,902	39,258	31,713	28,392	3,321
Other loans	(9,368)	(9)	23	(32)	(5,622)	(9)	13	(22)

Total loans	498,817	15,373	7,032	8,341	574,393	57,786	37,622	20,164

Total earning assets	453,607	14,893	6,704	8,189	562,058	59,378	38,246	21,132

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	82,627	2,363	2,231	132	167,636	4,078	3,554	524
Time certificates of deposit	118,251	3,702	3,076	626	143,154	6,739	5,258	1,481

Total interest-bearing deposits	200,878	6,065	5,307	758	310,790	10,817	8,812	2,005

Borrowed funds:
Repos and Federal funds purchased	43,870	810	666	144	29,788	1,677	1,499	178
Other borrowings	108,629	1,740	765	975	191,901	4,107	713	3,394

Total borrowed funds	152,499	2,550	1,431	1,119	221,689	5,784	2,212	3,572

Total interest-bearing liabilities	$353,377	8,615	6,738	1,877	$532,479	16,601	11,024	5,577

Tax equivalent net interest income		$6,278	$(34)	$6,312		$42,777	$27,222	$15,555

Loans other than RALs	$495,664	$14,337	$6,305	$8,032	$632,487	$29,723	$9,606	$20,117
Consumer loans other than RALs	$91,750	$1,554	$44	$1,510	$97,352	$3,650	$318	$3,332

(1)	Income amounts are presented on a fully taxable equivalent basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components. The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

Measuring Interest Rate Sensitivity

Because so much of the Company’s balance sheet is made up of interest-earning assets and interest-bearing liabilities, and because such a large proportion of its earnings is dependent on the spread between interest earned and interest paid, it is critical that the Company measure and manage the sensitivity of the value of its financial instruments and its earnings to changes in interest rates. Measurement may be done by estimating the impact of hypothetical changes in interest rates on net economic value and on net interest income over the next twelve months. Net economic value is the net present value of the cash flows arising from assets and liabilities discounted at their acquired rate plus or minus the specified assumed changes in rates.

Estimating changes in net interest income or net economic value from increases or decreases in balances is relatively straightforward—one simply multiplies the new balance by the applicable interest rate. Estimating changes to current balances that would result from increases or decreases in interest rates is substantially more difficult. Estimation is complicated by a number of factors which prevent the simple multiplication of the current balance by a new hypothetical interest rate: (1) some financial instruments have interest rates that are fixed for their term, others that vary with rates, and still others that are fixed for a period and then reprice using then current rates; (2) the rates paid on some deposit accounts are set by contract, e.g. certificates of deposit—while others are priced at the option of the Company according to then current market conditions, e.g. checking and savings; (3) the rates for some loans vary with the market, but only within a limited range because of periodic or lifetime caps or floors (Note F); (4) consumers may prepay loans or withdraw deposits if interest rates move to their disadvantage, effectively forcing a repricing sooner than would be called for by the contractual terms of the instrument; and (5) external interest rates which are used as indices for various products offered by the Company do not change at the same time or to the same extent as the FOMC’s target Federal funds rate, the usual reference rate.

To address the complexity resulting from the last of these factors, a standard practice developed in the industry is to compute the impacts of hypothetical interest rate “shocks” on the Company’s asset and liability balances. A shock is an immediate change in all interest rates. The resulting impacts indicate how much of the Company’s net interest income and net economic value are “at risk” (would deviate from the base level projection if rates were to change in this manner. Although interest rates normally would not change suddenly in this manner, this exercise is valuable in identifying exposures to risk and in providing comparability both with other institutions and between periods.

The complexity arising from the other factors cannot be so easily addressed – the computational model must incorporate sufficient detail regarding the terms of the various financial instruments and must include assumptions regarding how customers would respond to the hypothetical changes in rates.

The results reported below for the Company’s June 30, 2004, December 31, 2004 and June 30, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal.

TABLE 4—RATE SENSITIVITY (Note G)

	Shocked by - 2%	Shocked by + 2%
As of June 30, 2005
Net interest income	(8.78%)	+4.28%
Net economic value	(3.94%)	(4.54%)
As of December 31, 2004
Net interest income	(4.75%)	1.48%
Net economic value	3.15%	(13.28%)
As of June 30, 2004
Net interest income	(5.80%)	+0.80%
Net economic value	+15.68%	(7.78%)

In general, differences in the results from one period to the next are due to changes in (1) the maturities and/or repricing opportunities of the financial instruments held; (2) the assumptions used regarding how responsive the rates for specific instruments are to the hypothetical 2% change in market rates; and (3) the assumptions used regarding prepayments and early withdrawals on loans and deposits, respectively. These assumptions about responsiveness and customer behavior are expected to change each period based on the current interest rate environment. For example, when interest rates are very low, deposit rates are relatively insensitive to further decreases.

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

The Company has a slightly asset-sensitive interest rate risk position. The change in its interest rate position from December 31, 2004 to June 30, 2005 is minimal.

Repricing Opportunities

While the Company does not manage its interest rate risk by means of a gap analysis—a table showing the difference between assets and liabilities maturing or repricing in each period is known as a “gap analysis”—the following table is provided for the reader to help understand the comments above about the effect of changes in the relative balance of certain assets and liabilities on interest rate sensitivity. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for June 30, 2005. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number for any specific period indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite.

Included in the immediate or one day column are the market value adjustments for available-for-sale securities. As the market value of securities are determined by the current interest rate environment any changes in interest rates have an immediate change in their market values and the corresponding adjustment. The negative $177 million in the non-rate sensitive category is the unaccreted discount net of unamortized premium on the securities. These amounts do not change with interest rates, but instead are accreted or amortized by the level yield method over the term of the security. There is a large excess of liabilities over assets repricing in the 2-day to 6-month period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding section. However, this excess of liabilities over assets is an artifact of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced. Rather than drawing the conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities.

TABLE 5—GAP TABLE

(dollars in thousands)	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of June 30, 2005
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$139,846	$139,846
Federal funds sold	8,000	—	—	—	—	—	8,000	—	8,000
Securities	22,160	198,923	142,518	463,457	219,484	546,609	1,593,151	(177,025)	1,416,126
Loans	1,198,829	1,209,671	454,322	913,939	355,552	129,088	4,261,401	—	4,261,401
Allowance for loan and lease losses	—	—	—	—	—	—	—	(50,365)	(50,365)
Other assets	—	—	—	—	—	—	—	392,473	392,473

Total assets	$1,228,989	$1,408,594	$596,840	$1,377,396	$575,036	$675,697	$5,862,552	$304,929	$6,167,481

Liabilities and Equity:
Deposits	$—	$3,841,871	$388,841	$315,596	$76,447	$1,277	$4,624,032	$—	$4,624,032
Borrowings	22,000	261,497	131,289	305,799	124,310	114,000	958,895	—	958,895
Other liabilities	—	—	—	—	—	—	—	59,430	59,430
Shareholders’ equity	—	—	—	—	—	—	—	525,124	525,124

Total liabilities and equity	$22,000	$4,103,368	$520,130	$621,395	$200,757	$115,277	$5,582,927	$584,554	$6,167,481

Gap	$1,206,989	$(2,694,774)	$76,710	$756,001	$374,279	$560,420	$279,625	$(279,625)	$—
Cumulative gap	$1,206,989	$(1,487,785)	$(1,411,075)	$(655,074)	$(280,795)	$279,625	$279,625	$—	$—
Cumulative gap/ total assets	19.57%	-24.12%	-22.88%	-10.62%	-4.55%	4.53%	4.53%	0.00%	0.00%

Note: Securities are listed by their maturity or any repricing prior to maturity.

The Impact of Changes in Interest Rates on the Value of Financial Instruments

In addition to the impact on net interest income that arises from changes in market rates, such changes impact the value of fixed rate financial instruments. The market value of fixed rate securities or loans increase as rates decline because the fixed rate is then higher than the current market level. Conversely the market value declines when rates rise because the instrument is earning at a lower rate than the current level. Stated more formally, the price of the security or loan changes in response to changes in market rates to bring the effective yield on the instrument approximately equal to the rate on new instruments with similar terms. The longer the maturity of the asset, the more sensitive is its market value to changes in interest rates, because the mismatch of the instrument’s coupon rate will differ from the market rate for a longer time. The market value of fixed rate liabilities changes in exactly the opposite manner. For example, they are less valuable (more costly) to the Company when rates decline because the Company must continue to pay the higher rate until they mature.

As indicated above, in the context of interest rate risk measurement, net economic value is the sum of the net present value of the cash flows associated with the Company’s financial assets and liabilities. The net economic value of truly variable rate instruments does not change with increases or decreases in rates because their rates change with the market. Therefore the Company’s net economic value increases or decreases as interest rates change depending on the relative proportion and maturities of fixed rate assets and liabilities and the relative terms of these instruments. The Company has more fixed rate assets than liabilities and they usually have longer maturities. Therefore, it is generally expected that the net economic value of the Company’s financial instruments will decrease when rates rise and increase when rates decline. There are circumstances, however, when the net economic value will decline whichever direction interest rates are assumed to change. This occurs because of optionality embedded in the financial instruments. An example would be the hybrid ARMs held in the residential real estate loan and mortgage-backed security portfolios. If rates drop, the interest income will not immediately be impacted because the rates are fixed for a period of time. As such, the net economic value will increase with a decrease in rates. However, depending on the coupon rate and the amount of the decrease in rates, prepayments will increase and the positive impact on net economic value will disappear.

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

In certain situations, optionality can cause net economic value to decline if interest rates are assumed to go up or down. This can occur even if net interest income would increase over the next twelve months if rates go up. For example, periodic caps on residential loans may allow some increase in interest income in the near term while delaying the full positive impact of the hypothetical increase in rates. CDs, which have no caps, would continue to show an increase in the average rate paid as they renewed.

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

For these measurements, the Company makes certain assumptions that significantly impact the results. The most significant assumption is the use of a “static” balance sheet—the Company applies the interest rate shocks to its current balance sheet. However, due to changes in interest rates or other business conditions, the Company will make business decisions on the size and mix of the various asset and liability balances that will cause actual net interest income to differ from the calculated results. Additional assumptions include the duration of the Company’s non-maturity deposits because they have no contractual maturity, and the extent to which the Company would adjust the rates paid on its administered rate deposits as external yields change. As mentioned above, changes in assumptions regarding the extent to which deposit rates would be raised or lowered in the event of a 200 basis point increase or decrease and changes in the assumptions with respect to prepayment speeds on residential mortgages are part of the reason for the difference in the amount of changes to net income and economic value in response to 200 basis point shocks shown in Table 4 between June 30, 2004, December 31, 2004, and June 30, 2005.

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

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in average deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans and uncleared checks issued in connection with RAL and RT transactions (Note C). Generally these brokered CDs have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At June 30, 2005, December 31, 2004, and June 30, 2004, deposits used for this purpose totaled $26.5 million, $23.3 million, and $47.2 million, respectively. At June 30, 2005, an additional $161.6 million was used for funding of the leverage strategy mentioned above. The brokered CDs used for these purposes have a term of several years and bear a higher interest rate than other deposits and the rate paid on time deposits, as shown in Table 2, reflect this higher rate.

The table below shows the major categories of deposits as of June 30, 2005 and 2004 and as of December 31, 2004.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Noninterest bearing deposits	$1,064,602	$1,013,772	$981,491
Interest bearing deposits:
NOW accounts	923,186	887,874	731,717
Money market deposit accounts	661,574	703,889	763,542
Other savings deposits	379,359	408,101	421,873
Time certificates of $100,000 or more	1,087,509	990,809	924,153
Other time deposits	507,802	507,845	529,889

Total deposits	$4,624,032	$4,512,290	$4,352,665

The table below shows the interest expense for the major categories of deposits for the three and six-month periods ended June 30, 2005 and 2004.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the Three-Month Periods Ended June 30,		Interest Expense for the Six-Month Periods Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
NOW accounts	$2,295	$682	$3,864	$1,145
Money market deposit accounts	2,037	1,576	3,782	3,186
Other savings deposits	933	644	1,764	1,001
Time certificates of $100,000 or more	7,850	4,115	14,430	8,136
Other time deposits	2,848	2,881	5,863	5,418

Total interest on deposits	$15,963	$9,898	$29,703	$18,886

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for June 30, 2005, December 31, 2004, and June 30, 2004. The end-of-period loan balances as of June 30, 2005 have increased by $199 million compared to December 31, 2004 and increased by $521 million compared to June 30, 2004. The major dollar increase from the totals at June 30, 2004 to June 30, 2005 occurred in the 1-4 family residential, leasing, commercial, and home equity categories.

In the table in Note 5, the amount for consumer loans at December 31, 2004 includes $46 million in short term holiday loans that pay off during the first quarter. This pay-off accounts for more than the decrease in this category from December 31, 2004 to June 30, 2005.

Within the average balance of consumer loans in Tables 2A & 2B are some of the tax refund loans. About 95%-98% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans during the first quarter were excluded from Table 2B. The average balances for these loans included in Tables 2A & 2B are shown in Table 20.

Average yield for loans for the three-month period ended June 30, 2005 was 6.88%, and for the three-month period ended June 30, 2004 was 6.16%. These average yields are impacted by the RAL loans included in Table 2A among the consumer loans. Exclusive of RALs, the yields were 6.69% and 6.04%. There have been nine increases in rates by the FOMC in the last year. The change in loan yields has not increased by that amount because average loan rates lag the changes in market interest rates. Only loans that are originated or are contractually repriced during the quarter show the impact of the FOMC increases or increases in other indices. Most consumer and many business loans have fixed rates until maturity or for some portion of their term.

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

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans as of each of the last five quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. The $7.5 million of RALs outstanding at June 30, 2005 are included in the balances of potential problem loans as of that date. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 9 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Including RAL:
Potential problem loans	$117,917	$86,384	$90,785	$102,452	$98,979
Nonperforming loans	$21,199	$25,043	$22,521	$24,146	$23,609
Net charge-offs	$13,529	$36,996	($1,063)	($1,053)	$5,607
Allowance for credit losses	$50,365	$55,993	$53,977	$52,169	$48,376
Provision expense for loans	$7,901	$39,012	$904	$2,740	$737

Exclusive of RAL:
Potential problem loans	$110,426	$86,384	$90,785	$101,040	$95,990
Nonperforming loans	$21,199	$25,043	$22,521	$24,146	$23,609
Net charge-offs	$2,675	$7,672	($866)	($1,052)	$4,257
Allowance for credit losses	$49,901	$47,790	$53,977	$51,880	$48,088
Provision expense for loans	$4,786	$1,485	$1,390	$2,740	$737

Potential problem loans, exclusive of the RALs noted above, increased $24.0 million during the second quarter of 2005. This increase is not concentrated in any industry, geography, or loan type and represents a more normal credit quality level for the Company than has been present for the last two quarters shown in this table. Specifically, potential problem loans at June 30, 2005 represented 2.77% of total loans, compared to 2.08% and 2.23% as of March 31, 2005 and December 31, 2004.

As of June 30, 2005, nonperforming loans represent 0.6% of total loans. This amount is regarded by Management as a “normal” or expected amount. Exclusive of RALs, net charge-offs were $2.7 million, also an expected amount for a portfolio of over $4.2 billion.

Aside from the $29.3 million in RAL net charge-offs, in the first quarter of 2005 there were $2.4 million in net charge-offs of commercial loans, $1.4 million in leases, and $3.9 million in consumer loans. The latter amount includes $2.6 million of the seasonal holiday loans.

Table 9 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the second quarter of 2005 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last five quarters are shown in Table 8, peer comparisons are not available for the ratio of allowance for credit losses to potential problem loans and nonperforming loans.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

The amounts for total loans and total assets with and without RAL for the last five quarters are reconciled in Table 24.

TABLE 9—ASSET QUALITY

(dollars in thousands)	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$3,647	$1,059	$820	$2,030	$2,310
Nonaccrual loans	17,552	23,984	21,701	22,116	21,299
Total nonperforming loans	21,199	25,043	22,521	24,146	23,609
Foreclosed collateral	2,910	2,910	2,910	2,910	2,910

Total nonperforming assets	$24,109	$27,953	$25,431	$27,056	$26,519

Allowance for credit losses other than RALs	$49,901	$47,790	$53,977	$51,880	$48,088
Allowance for RALs	464	8,203	—	289	288

Total allowance	$50,365	$55,993	$53,977	$52,169	$48,376

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.18%	1.33%	1.33%	1.33%	1.29%
Coverage ratio of allowance for credit losses to nonperforming loans	238%	224%	240%	216%	205%
Ratio of nonperforming loans to total loans	0.50%	0.59%	0.55%	0.62%	0.63%
Ratio of nonperforming assets to total assets	0.39%	0.45%	0.42%	0.47%	0.47%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	36.20%	50.25%	47.64%	41.21%	39.46%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.17%	1.15%	1.33%	1.32%	1.29%
Coverage ratio of allowance for credit losses to nonperforming loans	235%	191%	240%	215%	204%
Ratio of nonperforming loans to total loans	0.50%	0.60%	0.55%	0.62%	0.63%
Ratio of nonperforming assets to total assets	0.39%	0.46%	0.42%	0.47%	0.47%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	37.91%	42.89%	47.64%	41.44%	40.21%
FDIC PEER GROUP RATIOS: (Note G)
Coverage ratio of allowance for credit losses to total loans	n/a	1.39%	1.47%	1.46%	1.52%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	208%	206%	196%	190%
Ratio of nonperforming loans to total loans	n/a	0.67%	0.71%	0.74%	0.80%
Ratio of nonperforming assets to total assets	n/a	0.48%	0.51%	0.54%	0.56%

Shown for both the Company and its peers are the coverage ratio of the allowance to total loans and the ratio of nonperforming loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology for determining the adequacy of the allowance. Also shown for comparative purposes are the Company and peer ratios of nonperforming loans to total loans and nonperforming assets to total assets.

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

Nonperforming Loans

The ratios of allowance for credit losses to total loans and to nonperforming loans are common ratios reported for banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that, in general, and exclusive of RALs, the Company’s allowance is lower as a percentage of total loans than its peers, but higher as a percentage of nonperforming loans. This occurs because the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. While allowance to nonperforming loans is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $12.0 million of the $21.2 million in nonperforming loans are comprised of three specific relationships. While they are not performing according to their contractual terms, the Company does not expect to incur any loss of principal from these loans because of collateral coverage, and consequently it has concluded that providing an allowance for them is not necessary.

The following table shows the types of loans included among nonperforming and potential problem loans as of June 30, 2005 and December 31, 2004.

TABLE 10—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	June 30, 2005		December 31, 2004
(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$33	$8,541	$20	$2,090
Agricultural	3,563	7,902	2,820	9,355
Home equity lines	128	949	197	638
1-4 family mortgage	2,207	1,290	1,631	2,283
Multifamily	—	—	—	—
Non-residential, nonfarm	1,631	29,665	267	29,629
Commercial and industrial	10,265	50,525	13,537	34,944
Leases	1,732	7,472	2,392	6,506
Other Consumer Loans	1,640	10,839	1,653	4,954
Other	—	734	4	386

Total	$21,199	$117,917	$22,521	$90,785

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of June 30, 2005 and December 31, 2004. The RAL loans outstanding at June 30, 2005 are all classified as substandard. Consequently the whole amount of the RAL allowance of $464,000 at June 30, 2005 is included in the allocation for substandard loans.

TABLE 11—ALLOCATION OF ALLOWANCE

(dollars in thousands)

	June 30, 2005	December 31, 2004
Doubtful	$1,742	$5,589
Substandard	11,355	9,417
Special Mention	5,174	5,189

Total	$18,271	$20,195

While the Company always works to minimize its nonperforming loans, credit risk is an inherent part of lending. Attempting to eliminate nonperforming loans by setting underwriting standards too high reduces income opportunities. Management believes that the current level of nonperforming loans is a “normal” amount and is consistent with the level of credit risk it is prepared to take in its loan portfolios.

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS*

	2005 YTD Annualized	2004	2003	2002	2001	2000
Pacific Capital Bancorp (including tax refund loans)	2.38%	0.36%	0.72%	0.50%	0.48%	0.46%
Pacific Capital Bancorp (excluding tax refund loans)	0.50%	0.14%	0.46%	0.44%	0.33%	0.33%
FDIC Peers (Note C)	n/a	0.37%	0.59%	0.88%	1.03%	0.70%

*	The amounts for average total loans with and without RALs are reconciled in Table 21. The annualized amount for 2005 is higher than the prior years in part because of the $2.6 million of seasonal holiday loans charged-off in the first quarter. As the first quarter is weighted less heavily in the annualization computation in subsequent quarters, this ratio would be expected to decline.

Commitments to Extend Credit

As discussed in Notes 1 and 11 and in the section below titled “Operating Expense,” the Company has established a reserve for loan commitments and letters of credit. This reserve is separate from the allowance for credit losses. The activity in this reserve for the three and six-month periods ended June 30, 2004 and 2005 is shown in a table in Note 11.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2004 10-K. Based on these considerations, Management believes that the allowance for credit losses at June 30, 2005 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Cash that has not been invested is a nonearning asset, that is, it does not earn interest. Consequently, the Bank strives to maintain the minimum balances necessary for efficient operations. Cash in excess of the amount needed each day to fund loans, invest in securities, or cover deposit withdrawals is sold to other institutions as Federal funds or invested with other institutions on a collateralized basis as securities purchased under agreements to resell (“reverse repurchase agreements”). Federal funds sold are overnight unsecured borrowings between financial institutions. The reverse repurchase agreements are investments by the Company, which are collateralized by securities or loans of the borrower and mature on a daily basis. The Company requires the investments to be over-collateralized by 102% for securities and 105% for loans. The amount of Federal funds sold and reverse repurchase agreements purchased during the quarter is an indication of Management’s estimation during the quarter of immediate cash needs, the difference between funds supplied by depositors compared to funds lent to borrowers, and relative yields of alternative investment vehicles. At the relatively low rates available on these instruments during the second quarter of 2005—approximately 2.91%, the average Federal funds rate for the quarter—the Company has kept minimal balances.

SECURITIES

Securities decreased from $1.52 billion at the end of 2004 to $1.42 billion as of June 30, 2005. The decrease was primarily due to payments received on the Company’s mortgage-backed securities.

Leverage Strategy

During 2003 and 2004, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. This kind of strategy is termed leveraging because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital. The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans. This is ideal because the spread between the interest earned and paid is then maximized. However, with interest rates low, loan demand relatively weak, and customers unwilling to place their funds in longer-term CDs, the opportunities to grow in this manner were somewhat limited in 2003 and early 2004. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin and return on average assets ratio.

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

During the second quarter of 2003, the Company purchased $300 million of MBS with funding obtained from the FHLB. The securities were purchased at yields of 3.25% to 3.50% with the funding costs at 1.25% to 1.75%. In the third quarter, $200 million in additional securities were purchased with yields of 3.40% to 4.80% with funding costs of 2.25% to 2.80%, the average spread was 1.72%. The underlying loans supporting these mortgage-backed securities are hybrid ARMS–mortgages that have a fixed rate for several years and then reprice in response to changes in market rates. Along with the fixed rate on the funding used to purchase the securities, the repricing characteristics of these securities provide the Company with some protection when interest rates rise (Note I).

In the second quarter of 2004, the Company added another $100 million in MBS at a spread of 1.85% to the FHLB advances used to fund the purchases. In the third quarter, another $100 million of MBS were purchased at a spread of 1.30%.

In summary, approximately $703 million of securities were purchased. At June 30, 2005, the outstanding balance of these securities was approximately $454 million. Of the purchases, approximately $346 million were funded by FHLB advances.

The remainder was funded by brokered CDs and short-term borrowings. The average spread between the earnings on the securities and the various sources is currently 1.26%. This spread results in after tax earnings of approximately $476,000 per month.

As explained above, leveraging increases assets without a corresponding increase in capital. As explained below in the section titled “Capital Resources and Company Stock,” the Company has had regulatory capital ratios substantially in excess of the standard for classification as well capitalized, and this position has not been eroded by the implementation of the strategy, as the amount of leverage added in this strategy was approximately 12% of the total assets. With loan balances expected to increase over the next several quarters, the Company anticipates that most proceeds from amortizing or maturing securities will be used to fund loan growth.

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

Prepayment speeds are not related directly to changes in interest rates by the FOMC, but rather to changes in the intermediate rates used for setting residential mortgage rates. Intermediate rates have fluctuated in the last five quarters. Premium amortization was $997,000 in the first quarter of 2004, but increased to $2 million in the second quarter of 2004. The increase in prepayments in the second quarter of 2004 was due to a temporary decrease in intermediate-term rates in the latter part of the first quarter of 2004 (Note J). The premium amortized in the third quarter was approximately $700,000. The decrease in third quarter of 2004 was related to an increase in intermediate term rates near the end of the second quarter. Premium amortized due to changes in prepayment assumptions in the fourth quarter of 2004, and the first and second quarter of 2005 was $511,000, $631,000, and $800,000 respectively. The FOMC has not been particularly successful in pushing up intermediate and longer-term rates by its increases in short-term rates over the last four quarters. Nonetheless, assuming that the economy continues to improve, or at least remains stable, intermediate rates would be expected to remain high enough to keep prepayments at the low end or the middle of the range experienced in the last five quarters. This would stabilize or increase the effective yield of the securities portfolio. Changes in interest rates have no impact on the interest expense related to the borrowings used to purchase the securities because they have fixed rates.

OTHER ASSETS

Of the $26.3 million increase in other assets since the end of 2004, $25 million resulted from the purchase of bank owned life insurance (“BOLI”). The excess of the one-time premium over the mortality cost is invested in assets that earn interest for the Company. Proceeds received upon the death of covered employees will be used to fund benefit plans.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased are exactly the converse of Federal funds sold in that they are overnight borrowings from other financial institutions used by the Company as needed to manage its daily liquidity positions. At various times during each quarter, the Company may experience loan growth or other cash outflows occurring at a higher rate than cash inflows from deposit growth. In these situations, the Company first uses its short-term investments to provide the needed funds—see the section above on Federal funds sold—and then borrows funds overnight in the form of Federal funds purchased until cash flows are again balanced.

Small amounts of Federal funds are purchased from other local financial institutions as an accommodation to them, i.e. the Company provides the smaller institution with an opportunity to place funds at a better rate, for the relatively small amounts they sell, than they could obtain in the general market. These averaged just under $7 million in the second quarter of 2005. The Company either earns a spread relative to the rate at which it can sell the funds or it reduces the expense on what it would otherwise have to borrow for its own liquidity needs.

As described in the previous section discussing securities purchased under agreements to sell, the Company uses reverse repurchase agreements as a means of investing short-term excess cash. While the Company could borrow money overnight in the same repurchase agreement market that it lends funds, it instead generally purchases Federal funds so as not to have to continually move collateral around between sellers of funds. However, the Company does use repurchase agreements as a “retail” product. Some customers that wish to place funds in amounts that exceed FDIC deposit insurance coverage prefer this secured product. The funds are borrowed from customers for periods of one week to two months. In addition, in the first quarter of each year the Company uses repurchase agreements to borrow funds from other financial institutions to support the funding needs of the RAL program. The borrowings are collateralized by securities held by the Company in its investment portfolios.

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them for prior quarters. The increased amounts in the first quarters of 2004 and 2005 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
March 2004	$200.6	1.07%	3.62%
June 2004	94.6	0.95%	1.68%
September 2004	59.1	1.45%	1.03%
December 2004	127.9	1.95%	2.16%
March 2005	216.7	2.62%	3.32%
June 2005	138.5	2.99%	2.26%

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

Long-Term Debt:

The components of long-term debt at June 30, 2005 and December 31, 2004 are shown in a table in Note 9 and the terms are described in that note as well.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over prior quarters.

TABLE 14—LONG-TERM DEBT

(Dollars in Millions)

Quarter Ended	Average Outstanding	Average Rate	Percentage of Average Total Assets
March 2004	$603.2	3.60%	10.90%
June 2004	706.1	3.37%	12.60%
September 2004	768.7	3.75%	13.40%
December 2004	780.0	3.71%	13.20%
March 2005	870.9	3.66%	13.30%
June 2005	806.2	3.93%	13.10%

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

The senior note issued by Bancorp and $36 million of the subordinated notes issued by the Bank were issued in July 2001. The subordinated debt was structured to qualify as Tier 2 regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to refinance a short-term note issued in connection with an acquisition closed in 2000, and to fund some of the cash dividends for two quarters immediately following its issuance. This avoided the need to fund these dividends through dividends from the Bank, which would have lowered its capital.

In December 2003, the Bank issued another $35 million of subordinated debt both to partially fund the acquisition of PCCI and to supplement the Bank’s regulatory capital—similar to the other subordinated debt mentioned above, it qualifies as Tier 2 capital—for the addition of the PCCI assets.

In December 2004, another $50 million of subordinated debt was issued to supplement the Bank’s regulatory capital because of the growing RAL program.

As mentioned above in the section “Federal Funds Purchased and Securities Sold Under Agreements to Repurchase,” the Company uses short-term borrowings to manage temporary imbalances in cash outflows and inflows. When such an imbalance persists, e.g. when loan growth exceeds deposit growth over several months, the Company will incur longer-term debt to reduce the liquidity risk associated with needing to borrow every day. This occurred during the first and second quarters of 2005 as the Company reduced its Federal funds purchased and reverse repurchase agreements from a balance of $179 million at December 31, 2004 to $74 million at June 30, 2005 while increasing long-term debt from $823 million to $875 million over the same six months.

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

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits include both monthly fees and overdraft fees. While they have increased along with the growth in deposit balances, they have not increased at the same rate. In October 2003, the Company introduced a suite of no-fee checking products. Since then, the Company has added approximately $305 million in new deposits. The balances in these new accounts exceeded expectations which has meant that there have been less overdraft fees than were anticipated. The net result is a higher balance of low-interest deposits with less fees collected. If interest rates rise as anticipated over the next several quarters, the value of the low cost deposits will offset the lack of expected fees by an even greater margin.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $281,000 or 7.5% from the same quarter a year ago.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the second quarter increased $321,000 from the same quarter a year ago. Collection fees earned by collecting delinquent RALs for other banks were $291,000 more than those collected in the second quarter of 2004. Debit card fees in the second quarter of 2005 increased $237,000 compared to the same quarter a year ago. These fees are the exchange fees earned by the Company as its customers use their cards at other banks’ ATMs or in point-of-sale merchant transactions. During 2004, the Company changed its practice of charging customers for these cards. As expected, without the charge, more customers requested cards and used them more extensively. The Company also makes ATM/Debit or “store-value” cards available to its RAL and RT customers. This permits them to avoid having to hold relatively large amounts of cash resulting from cashing their refund check. No fee is charged by the Company for these cards, however, the exchange fees paid by the correspondent bank or merchant are earned by the Company and included in the $237,000 above. Other significant changes to commissions and fees earned included a decrease of $263,000 in residential loan broker fees compared to the same period of 2004.

Other income increased by $1.2 million from the second quarter of 2004. The major components of this category are gains or losses on sales of loans, dividends on FHLB and FRB stock, earnings on Bank-owned life insurance, and a variety of other miscellaneous items. The largest change between amounts for the second quarters of 2004 and 2005 is a one time referral fee of $686,000 earned by the Company in connection with the sale of the business of one of its customers. There was also an increase of $498,000 gain on the sale of SBA Loans and an increase in earnings on the cash surrender value of bank-owned life insurance from the policies purchased in the first quarter.

Also included in non-interest revenue are gains or losses on securities. The Company recognized $621,000 in losses in the second quarter of 2005 compared to $449,000 in losses in the same quarter of 2004. As explained above in the section on interest rate risk, declines in interest rates result in an increase in the value of fixed rate assets. With intermediate-term rates declining during the quarter, the Company took advantage of the resulting reduction in losses that would need to be realized to sell some of its lower yielding securities. The proceeds from the sales have primarily been used to reduce the use of Fed funds purchased and other short-term borrowing and fund loan growth rather than reinvesting in securities at this time.

OPERATING EXPENSE

The largest component of noninterest expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) payments made for contract labor to temporarily fill open positions, (4) statutory benefits like payroll taxes and workers’ compensation insurance, and (5) discretionary benefits like health insurance. The actual salaries include an offset for the salary cost for originating loans. These costs, along with other loan origination costs, are netted against origination fees collected from customers and amortized against interest income from loans over the lives of the loans.

Actual salaries and bonuses (including commissions and contract labor) grew approximately $867,000 offset by $668,000 in additional loan origination salaries deferred compared to the second quarter of 2004.

Employee bonuses are paid from a bonus pool, the amount of which is set by the Board of Directors based on the Company meeting or exceeding its goals for net income and specific business unit goals. For most employees, the Company accrues compensation expense for the pool for employee bonuses throughout the year based on projected progress in meeting the goals. The amount accrued each quarter is adjusted as the year progresses and as it becomes clearer whether these goals will be achieved. The bonus for employees in the RAL/RT programs are primarily accrued in the first quarter. With significantly more profitability in 2005 compared to 2004, the amount accrued was increased over that accrued in 2004.

Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three and six-month periods ended June 30, 2005 and 2004, and shows that salaries and benefits grew at a slower rate than both revenues and assets.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salary and benefits as a percentage of net revenues	30.47%	33.85%	19.67%	25.41%
Salary and benefits as a percentage of average assets	0.40%	0.43%	0.85%	0.88%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments, which accounts for some of the increase. The second quarter of 2005 included the expense of the new Simi Valley and Hardin Ranch (Salinas) branches.

The following table shows the major items of operating expense for the three and six-months ended June 30, 2005 and 2004 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Marketing	$1,361	$1,279	$2,558	$2,135
Professional & Consultants	3,340	2,065	6,001	3,759
Software	2,579	2,267	5,428	4,605
Telephone	969	853	2,548	2,117
Developers Performance Fees	1,625	333	3,016	2,233

Professional and consulting fees in the three and six-month periods ended June 30, 2005 are higher than in corresponding periods of 2004. The Company engaged consultants to assist it both in meeting the regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation” and in installing software and hardware for the Company’s new customer relationship management and its new loan, deposit, and general ledger systems. Companies frequently find it more cost-effective to outsource rather than hire staff to handle these large but relatively short-term projects.

The Company and its external auditors expended significant effort during the first quarter of 2005 to complete the first year’s process. These costs are included in the year-to-date amounts on this line. The Company concluded that there were two material weaknesses in internal controls over financial reporting that needed to be remediated. Consultants are also assisting in simplifying the documentation and testing procedures for 2005. In addition, the activities of the former PCCI need to be included in the Sarbanes-Oxley certification for 2005, and the Company’s new computer system will cause changes to procedures and controls that will need to be documented and tested for the 2005 certification. These factors lead Management to expect that professional fees will remain higher during the next two quarters. External audit fees are likely to remain higher because of the increase in audit work required by the Sarbanes-Oxley Act.

The Company is in the process of replacing its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company will be installing a new customer relationship management system. Under the provisions of GAAP, most of the expected $27-28 million cost of the new systems is being capitalized. The capitalized costs include those for hardware and for the development of software. The Company will amortize the hardware costs over the estimated useful life of the equipment. The capitalized software costs are expected to be amortized over a five-year period beginning when the Company starts to use the new system. The Company expects some operating savings as a result of implementing the new system, but the primary reasons for the conversion are the avoidance of significant additional costs that would be necessary to remain on the current platform and to make available customer sales and service features that would be difficult and more expensive to add to the current system. Some of the software expenses related to this conversion, like assistance with project management, are not development in nature and are currently expensed. The Company will migrate to the new system over the next three or four quarters. The four brands of San Benito Bank, South Valley National Bank, First National Bank, and Santa Barbara Bank & Trust will be converted in from August through November. PCBNA (the former PCCI) and First Bank of San Luis Obispo will be converted in the first or second quarters of 2006.

The Company is also in the process of installing a Storage Area Network (“SAN”) to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. The installation involves approximately $8.7 million in hardware and software purchases. Upon recommendation of the engineering consultants assisting in this installation, software was purchased from a different vendor than the vendor of the hardware to manage the SAN. This software was purchased because at the time of the hardware purchase, the hardware vendor’s software, which is included with the hardware, was not complete. Subsequent to the purchase of this software, the hardware vendor’s software was completed and installed to manage the SAN. It is uncertain at this time whether the purchased package will be used. There are differences in the features of these two packages and portions of both packages may be intermixed. As the Company’s personnel gain experience with the operation of this SAN, they will evaluate the features of both packages to determine whether operation of the network will benefit from special features of the purchased software. The Company expects to make a decision within the next several months regarding the likelihood that portions or all of the purchased software will be installed. If it is decided not to install the purchased software, then the Company will write-off its cost of $1.2 million.

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the second quarter of 2005 was 59.01% compared to 60.46% for the same quarter of 2004. Stated differently, this means that the Company required almost 1.4 cents less in operating expenses to earn each dollar of net revenues in the second quarter of 2005 than in the same period of 2004. The significant decrease in the ratio for the year-to-date period of 2005 compared to the same six months of 2004 is due to the substantial increase in RAL and RT revenues. Exclusive of the RAL/RT programs, the operating efficiency ratio improved from 60.98% for the second quarter of 2004 to 58.32% for the second quarter of 2005. This represents a reduction of more than two and a half cents of operating expense per dollar of net revenue. Year-to-date, the operating efficiency ratio without the RAL/RT programs improved from 60.37% in 2004 to 57.98% in 2005.

SEGMENT PERFORMANCE

Each of the comments below regarding changes in segment performance apply to the three and six-month periods ended June 30, 2005 compared to the same periods of 2004 unless otherwise stated.

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Intersegment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2005 has increased due to the higher balances of consumer loans and higher rates. Intersegment revenue is up more substantially than interest income as deposit balances increased as well as an increase in the credit rate for funds. Interest expense has also increased with the higher balances, especially because of the addition of the PCCI deposits for the whole quarter in 2005, and because of higher rates paid on deposits. The net result of the above changes is greater profitability in 2005 than 2004.

Commercial Banking

The Commercial Banking segment earns interest income from customers for commercial and commercial real estate loans. This interest income increased for the second quarter of 2005 compared to the second quarter of 2004 because of higher market rates and larger balances of loans. The additional income was offset by the higher cost of funds, with the net result a slight decrease in profitability.

Refund Programs

The changes in the RAL/RT programs from 2004 to 2005 are explained in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. The fees are based on asset values and are up primarily from new account growth and fee increases, as equity market valuations are virtually the same or up only slightly during the second quarter of 2005 than in the corresponding period of 2004.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the additional investments added in the Company’s leveraging program described in the section above titled “Securities”, the growth in loans in the Private Clients business line, and higher interest rates, income from external customers is higher in 2005 than in 2004. The changes in intersegment revenues and charges for funds are also due to the higher interest rates. The rate charged for funds for the securities and loans are higher as is the rate credited for deposits and borrowings. The increase in interest expense is due to the last of the additional borrowings incurred to fund the leverage strategy incurred in the third quarter of 2004.

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

Immediate liquidity is provided by the prior day’s balance of Federal funds sold and repurchase agreements, any cash in excess of the Federal Reserve balance requirement, unused Federal funds lines from other banks, and unused repurchase agreement facilities with other banks or brokers. The Company maintains total sources of immediate liquidity of not less than 5% of total assets, increasing to higher targets during the RAL/RT season. At June 30, 2005, the Company’s immediate liquidity was substantially in excess of the 5% target.

Sources of intermediate liquidity include maturities or sales of securities classified as available-for-sale, term repurchase agreements, advances from the FHLB, and deposit increases from special programs. The Company projects intermediate liquidity needs and sources over the next several weeks based on historical trends, seasonal factors, and special transactions. Appropriate action is then taken to cover any anticipated unmet needs. At June 30, 2005, the Company’s intermediate liquidity was adequate to meet all projected needs.

Long-term liquidity is provided by special programs increasing core deposits, reducing the size of the investment portfolios, selling or securitizing loans, and accessing capital markets for the issuance of long-term debt or the sale of stock. The Company’s policy is to address cash needs over the entire planning horizon from actions and events such as market expansions, acquisitions, increased competition for deposits, anticipated loan demand, economic conditions and the regulatory outlook. At June 30, 2005, the Company’s long-term liquidity was adequate to meet cash needs anticipated over its planning horizon.

As discussed below in the section titled “Refund Anticipation Loan and Refund Transfer Programs,” the Company uses a securitization vehicle to sell a portion of the RALs during the first quarter. This securitization represents a significant source of liquidity for the Company for this program.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of June 30, 2005 and December 31, 2004.

TABLE 17—CAPITAL RATIOS

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$601,435	12.7%	$379,197	8.0%	$473,996	10.0%
Tier I Capital (to Risk Weighted Assets)	$428,943	9.0%	$189,598	4.0%	$284,397	6.0%
Tier I Capital (to Average Tangible Assets)	$428,943	7.1%	$241,037	4.0%	$301,297	5.0%
Risk Weighted Assets	$4,739,957
Average Tangible Assets for the Quarter	$6,025,932
As of December 31, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$543,696	12.1%	$359,472	8.0%	$449,341	10.0%
Tier I Capital (to Risk Weighted Assets)	$367,487	8.2%	$179,736	4.0%	$269,604	6.0%
Tier I Capital (to Average Tangible Assets)	$367,487	6.3%	$232,108	4.0%	$290,135	5.0%
Risk Weighted Assets	$4,493,406
Average Tangible Assets for the Quarter	$5,802,708

As of June 30, 2005 and December 31, 2004, the Company’s ratios of tangible common equity to tangible assets were 6.6% and 5.7% respectively. This ratio, common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles, is significantly impacted by the goodwill created in acquisitions. The ratio is increased by earnings retained at the Company and by the sale of additional stock. With the high level of earnings in the first half of 2005, the ratio has improved from the year-end ratio, but it is adversely impacted by the goodwill created with the closing of the purchase of FSLO mentioned in Note 2 as well as by the additional assets acquired in the transaction. Management’s target level for the Company’s tangible common equity ratio is within a range of 6.25% to 6.50%. As indicated above, the ratio at June 30, 2005 exceeded that range and the ratio will be lower than that range with the close of the FSLO acquisition. Management expects that the ratio will frequently be higher or lower than the target range. In the absence of an acquisition for cash, earnings will tend to push the ratio above the target range. When a cash acquisition occurs, the ratio will most likely fall below the target range for several quarters until earnings pushes the ratio back into the target range. If acquisitions become infrequent, Management may utilize the Board of Directors’ authorization for stock repurchases to bring the ratio back down to within the target range.

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

As of June 30, 2005, the Bank’s total risk-based capital ratio was 13.0%, Tier 1 capital was 9.4% of risk-adjusted assets and 7.4% of average tangible assets, and its tangible common equity to tangible assets was 7.4%.

Debt Qualifying as Capital

The total risk-based capital ratio for the Company of 12.7% includes the effect of the $121 million in subordinated debt at the Bank, which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this debt was issued in 2001, 2003, and in 2004 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition.

The total risk-based capital ratio also includes the effect of $29.3 million in subordinated debt issued by Bancorp, which qualifies as Tier 1 capital for the Company. This debt was assumed by the Company in the March 5, 2004 acquisition of PCCI and relates to the debt owed by Bancorp to the three business trusts established by PCCI.

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

During the second quarter of 2005, the Company’s Board of Directors adopted a dividend reinvestment program that would permit shareholders to have their dividends reinvested in the Company’s stock rather than be distributed to them. To the extent that shareholders elect to have their dividends reinvested, this program will serve to retain capital at the Company.

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

Other Capital Disclosures

As mentioned in Note 1, during the second quarter of 2005, the Company’s Board of Directors granted approximately 215,000 shares of restricted stock to employees and directors. The Company’s capital account will increase as the compensation expense element of these shares is recognized over the periods in which they vest.

Along with the dividend reinvestment program mentioned above, the plan adopted by the Board of Directors includes a share purchase plan under which the Company, at its option, may sell shares directly to investors through its transfer agent. The Company expects to use this plan during the third and fourth quarters to sell relatively small amounts of shares—approximately $7-$10 million—to test the market for this means of raising capital.

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

As a bank holding company, Bancorp is primarily regulated by the FRB. As a nationally chartered member bank of the Federal Reserve System, the Bank’s primary Federal regulator is the Office of the Comptroller of the Currency (“OCC”). Both of these regulatory agencies conduct periodic examinations of the Company and/or its subsidiaries to ascertain their compliance with laws, regulations, and safe and sound banking practices.

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

While financial institutions have long been required by regulation to report large cash transactions to assist in preventing money-laundering activities, the USA Patriot Act of 2001 and subsequent implementing regulations have imposed significant additional reporting requirements to limit the access to funds by terrorists. The Company, along with all other financial institutions, must not only report cash transactions above a certain threshold, it must now report activities deemed by the banking regulators to be “suspicious.” To comply with this new level of reporting requirement, the Company has installed new “rule-based” software to detect suspicious activity. The Company has also implemented enhanced customer identification procedures as well as processes for detecting and reporting suspicious activity. It has provided new training for its employees in how to confirm whether the suspicious activity detected is in fact questionable or whether it represents the normal business activity for the specific customer.

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

REFUND LOAN AND REFUND TRANSFER PROGRAMS

Since 1992, the Company has extended RALs to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. The Company earns a fixed fee per loan for advancing the funds rather than by applying an interest rate to the balance for the time the loan is outstanding. Nonetheless, the fees are required by GAAP to be classified as interest income. The Company also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer’s tax preparer to print a check for the customer after the refund has been received by the Company from the IRS. Fees for this service are included in non-interest income among other service charges, commissions, and fees. Because of the mid-April tax-filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year.

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

The Company’s volume of RAL and RT transactions has increased significantly over the last several years. As recently as 1998, the Company processed approximately 650,000 transactions. In 2002, it processed approximately 3.8 million transactions and processed approximately 4.6 million transactions in 2003. The total transaction volume increased in 2004 to approximately 5.1 million and in 2005 the Company processed 5.6 million transactions, 30% of which were RALs and 70% RTs.

While the Company is one of a very few number of financial institutions in the country which operate these electronic loan and transfer programs, the electronic processing of payments involved in these programs is similar to other payment processing regularly done by the Company and other commercial banks for their customers, such as direct deposits and electronic bill paying. The refund loan and transfer programs have significant impacts on the Company’s activities and results of operations during the first quarters of each year. While not quite as pronounced, these impacts are still significant to the second quarter. The impacts are not significant to the third and fourth quarter results of operations, but are still significant to the year-to-date results at September 30 and to the year as a whole at December 31. These impacts and other details of the programs are discussed in the following nine subsections.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in each year, specifically in the period from late January through February. This causes first quarter net income to represent a disproportionate share of each year’s net income. For 2002, the first quarter’s net income was 37% of the net income for the year. In 2003, the first quarter’s net income was 46% of the net income for the year and 48% of 2004’s net income was recognized in the first quarter. Based on Management’s current estimates for 2005 and the very strong results for the RAL/RT programs, net income for the first quarter is likely to represent approximately 55%-60% of the year’s net income.

This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter of each year and the year-to-date ratios in subsequent quarters. As indicated above, the Company provides computations of these ratios without the impact of RAL and RT income and the related direct expenses for better comparability of the “traditional” banking activities with peer ratios. The reconciling computations are found in Tables 20-24 in Note A to this discussion.

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

The Company’s liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. As mentioned above, the sources of this funding are described in detail in the 2004 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount than is expected to be needed to ensure an adequate amount is available.

As discussed in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements, the Company is currently involved in three lawsuits related to the RAL program. The Company does not expect that these suits will have any material adverse impact on its financial condition or operating results.

Consumer advocate organizations have expressed concern regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because they are outstanding for a short time. These loans are not “rolled over” or renewed. When the fee is annualized in the APR computation using a 10 or 11 day time outstanding, the result is a relatively high APR. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products (Note K).

Accounting for the RAL Securitization:

The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization that are not paid by the IRS are charged against the Company’s retained portion until that amount is exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers. The loans sold into the securitization and the fees associated with them are not included in Tables 2A, 2B, or 3.

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

The following table summarizes the components of the gain on sale of RAL loans for the six-month periods ended June 30, 2005 and 2004. All RAL securitization-related activities occur only in the first quarter of the year.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Six Months Ended June 30,
(dollars in thousands)	2005	2004
RAL fees	$39,310	$5,920
Fees paid to investor	(1,082)	(162)
Commitment fees paid	(1,250)	(678)
Credit losses	(10,955)	(2,135)

Net gain on sale of RAL loans	$26,023	$2,945

The gain on the securitization was much larger in 2005 than in 2004 for the following reasons: First, the capacity of the securitization in 2005 was twice the size of 2004, $1 billion vs. $500 million. Second, in 2004, the Company sold $491 million into the securitization and then paid off the securitization as the underlying loans were paid. In 2005, as payments were received, new loans were sold into the securitization, resulting in almost $1.5 billion in loans being sold. Lastly, the change in the Company’s contract with Jackson Hewitt discussed below meant that the fees received on the Jackson Hewitt loans sold into the securitization in 2005 were substantially greater than the fees on Jackson Hewitt loans sold in 2004. The change in the contract also caused credit losses to be higher than in 2004.

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three and six-month periods ended June 30, 2005 and 2004.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

(dollars in thousands)	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2005	2004	2005	2004
Interest income from RALs	$2,530	$1,478	$64,906	$36,572
Interest expense on funding	(804)	(233)	(2,687)	(967)
Intersegment revenues	999	562	5,686	4,385
Internal charge for funds	(358)	—	(2,699)	—

Net interest income	2,367	1,807	65,206	39,990

Provision for credit losses—RALs	(3,115)	—	(40,642)	(8,954)
Refund transfer fees	3,864	3,097	24,685	20,812
Collection Fees	839	576	5,460	3,492
Gain on sale of loans	—	—	26,023	2,945
Operating expense	(4,321)	(2,615)	(13,278)	(10,170)

Income before taxes	($366)	$2,865	$67,454	$48,115

Charge-offs	$15,524	$2,241	$48,955	$12,511
Recoveries	(4,670)	(891)	(8,777)	(3,845)

Net charge-offs	$10,854	$1,350	$40,178	$8,666

The most obvious differences between operating results for 2005 and 2004 are the large increases in RAL interest income, provision expense, and the gain on sale of loans. The Company experienced a 10% increase in the volume of RALs and RTs originated during 2005 compared to 2004. However, the primary reason for these changes relates to a change in the contract between the Company and one of the tax preparer groups that is a major source of RALs. In May 2004, the Company and Jackson Hewitt Tax Services (“JHTS”) renegotiated their contract. In prior years, JHTS (and its predecessor) was responsible for the first two and a half percent of total credit losses on the loans originated through JHTS. If losses in excess of that amount occurred, they would be shared by the Company and JHTS. With JHTS assuming the credit risk, JHTS received most of the fee paid by the customer for the RAL. Under the terms of the new contract, the Company assumes virtually all of the credit risk and retains most of the RAL fee. This accounts for most of the increase in revenues above the 11% growth in volume. Whereas in prior years the provision expense related only to loans made through preparers other than JHTS, in 2005 the Company had to provide for losses on the approximately 933,000 loans originated through JHTS. This accounts for the substantial increase in provision expense. As noted in the section above titled “Accounting for the RAL Securitization,” the change in the contract also impacted the gain on sale. The increase in the loan fees increased the gain, while the assumption of the losses on JHTS loans resulted in more credit exposure for loans securitized-in previous years there were no credit losses for JHTS loans sold.

Credit Losses

There is a higher credit risk associated with refund loans than with other types of loans because (1) the Company does not have personal contact with the customers of this product; (2) the customers conduct no business with the Company other than this once-a-year transaction; and (3) contact subsequent to the payment of the advance, if there is a problem with the tax return, it may be difficult to contact the customer as many of these taxpayers have no permanent addresses.

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

For many of the taxpayers wishing to use this product, a major portion of the refund is due to eligibility for the Earned Income Tax Credit (“EIC”). Such returns are subject to more scrutiny by the IRS than refunds that are primarily based on excess withholding. Each year the IRS reviews many of these EIC returns as part of its “revenue protection” program. Such review can cause a delay in payment of a loan made on the return. Such delays reduce the profitability of the program because while there is no interest charged for the time the loan is outstanding, when the Company loans money to a borrower, it has to fund the loan either through deposits or through borrowings from another bank or in the capital markets. The Company pays interest on those deposits or borrowings until it received the refund from the IRS.

The usefulness of the debt indicator is dependent on the IRS having received data from other Federal agencies on liens to which the refunds are subject.

Approximately 103 basis points of the RALs were charged-off in 2004. The Company anticipates charge-offs for 2005 will eventually be approximately 120 to 130 basis points.

Estimation of Loss on Remaining Loans: At June 30, 2005, the Company charged-off all RALs that it deemed uncollectible. There remain approximately $7.5 million in loans outstanding upon which payments could be made. However, because of the uncertainty of these payments, it has provided an allowance for credit loss of the loans of $464,000. If payments received during the second half of the year are in excess of this net loan amount of $7.1 million, the Company will recognize a negative provision. If payments are less than the $7.1 million, additional provision expense will be recognized.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2005

In the third and fourth quarters, the Company expects to receive some collections from the IRS as discussed above. It will attempt to contact RAL customers for whom the IRS has not made payment of the refund to the Company, and it will incur operating expenses for development, marketing, and preparation for the 2006 season. Generally the third and fourth quarters of each year have operating losses and that is expected for 2005. At the end of the fourth quarter, the Company will charge-off any remaining loans against the allowance and have provision expense for any excess of loans over the allowance or a negative provision for any excess of allowance over remaining loans.

Expectations for 2006 and Subsequent Years

The Company expects that volumes for the RAL and RT programs will continue to expand, probably in the high single digit range. No significant changes to operating results like the change in the JHTS contract are expected for 2006.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The five tables below, Tables 20-24, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$558,846	$28,465	$530,381	$463,943	$25,312	$438,631
Average loans	4,207,795	28,465	4,179,330	3,708,978	25,312	3,683,666
Average total assets	6,138,382	267,181	5,871,201	5,623,843	204,694	5,419,149
Average earning assets	5,646,166	48,003	5,598,163	5,192,559	31,681	5,160,878
Average certificates of deposit	1,539,114	—	1,539,114	1,420,863	2,000	1,418,863
Federal funds purchased	85,840	47,174	38,666	79,185	83,970	(4,785)
FHLB advances & Other LT Debt	806,207	50,000	756,207	706,052	—	706,052
Average interest bearing liabilities	4,479,598	97,174	4,382,424	4,126,221	85,970	4,040,251
Average Equity	503,624	88,143	415,481	441,279	65,236	376,043
Consumer loans interest income	11,339	2,530	8,809	8,749	1,494	7,255
Loan interest income*	72,198	2,530	69,668	56,841	1,494	55,347
Interest income*	86,308	2,530	83,778	71,429	1,478	69,951
Interest expense	24,611	804	23,807	15,996	233	15,763
Net interest income	61,697	1,726	59,971	55,433	1,245	54,188
Tax equivalent adjustment	1,604	—	1,604	1,590	—	1,590

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$677,739	$147,045	$530,694	$638,481	$205,139	$433,342
Average loans	4,283,879	147,045	4,136,834	3,709,486	205,139	3,504,347
Average total assets	6,205,478	447,747	5,757,731	5,578,109	659,877	4,918,232
Average earning assets	5,757,256	200,033	5,557,223	5,195,198	352,297	4,842,901
Average certificates of deposit	1,550,566	25,621	1,524,945	1,407,412	22,093	1,385,319
Federal funds purchased	132,333	110,572	21,761	130,870	427,606	(296,736)
FHLB advances & Other LT Debt	838,371	50,000	788,371	654,640	—	654,640
Average interest bearing liabilities	4,562,176	186,193	4,375,983	4,029,697	449,699	3,579,998
Average Equity	489,104	88,143	400,961	423,823	65,236	358,587
Consumer loans interest income	83,313	64,502	18,811	51,600	36,439	15,161
Loan interest income*	201,202	64,502	136,700	143,465	36,439	107,026
Interest income*	231,574	64,906	166,668	172,194	36,572	135,622
Interest expense	47,494	2,687	44,807	30,893	967	29,926
Net interest income	184,080	62,219	121,861	141,301	35,605	105,696
Tax equivalent adjustment	3,196	—	3,196	3,198	—	3,198

*	Does not include taxable equivalent adjustment.

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2005 YTD Annualized	2004	2003	2002	2001
Total Including RALs
Net charge-offs	$50,525	$13,525	$22,557	$14,778	$12,924
Average loans	$4,283,879	$3,804,869	$3,151,328	$2,942,082	$2,678,225

Ratio	2.38%	0.36%	0.72%	0.50%	0.48%

Total Excluding RALs
Net charge-offs	$10,347	$5,057	$14,027	$12,673	$8,730
Average loans	$4,136,834	$3,702,100	$3,029,669	$2,874,091	$2,619,325

Ratio	0.50%	0.14%	0.46%	0.44%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$4,168	$839	$3,329	$3,847	$576	$3,271
Noninterest revenue	17,979	4,704	13,237	15,380	3,673	11,707
Operating expense	48,333	4,322	44,011	44,043	2,615	41,428
Provision for credit losses	7,901	3,115	4,786	737	—	737
Income before income taxes	23,442	(1,007)	24,449	26,033	2,303	23,730
Provision for income taxes	8,999	(423)	9,422	9,486	968	8,518

Net Income	$14,443	($584)	$15,027	$16,547	$1,335	$15,212

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$12,025	$5,460	$6,565	$9,671	$3,492	$6,179
Noninterest revenue	83,137	56,170	26,929	52,001	27,249	24,752
Operating expense	101,841	13,280	88,561	91,159	10,170	80,989
Provision for credit losses	46,913	40,642	6,271	8,321	8,954	(633)
Income before income taxes	118,463	64,467	53,996	93,822	43,730	50,092
Provision for income taxes	44,614	27,108	17,506	34,684	18,388	16,296

Net Income	$73,849	$37,359	$36,490	$59,138	$25,342	$33,796

Income before income taxes, provision for income taxes, and net income for the RAL/RT columns in Table 22 do not include the effect of any charge or credit for funds, only interest income and expense directly earned by or incurred by the programs.

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$72,198	$128	$72,326	$56,841	$112	$56,953
Loan income excluding RAL/RT activities	69,668	128	69,796	55,347	112	55,459
Securities income	14,054	1,476	15,530	14,485	1,478	15,963
Securities income excluding RAL/RT activities	14,054	1,476	15,530	14,485	1,478	15,963
Net interest income	61,697	1,604	63,301	55,433	1,590	57,023
Net interest income excluding RAL/RT activities	59,971	1,604	61,575	54,188	1,590	55,778

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$201,202	$266	$201,468	$143,465	$217	$143,682
Loan income excluding RAL/RT activities	136,700	266	136,966	107,026	217	107,243
Securities income	30,066	2,930	32,996	28,145	2,981	31,126
Securities income excluding RAL/RT activities	30,066	2,930	32,996	28,145	2,981	31,126
Net interest income	180,080	3,196	187,276	141,301	3,198	144,499
Net interest income excluding RAL/RT activities	121,861	3,196	125,057	105,696	3,198	108,894

TABLE 24—AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY TABLE 9

	As of or for the quarter-ended June 30, 2005
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$21,199	$—	$21,199
Potential problem loans	117,917	7,491	110,426
Total loans	4,261,401	7,491	4,253,910
Nonperforming assets	24,109	—	24,109
Total assets	6,167,481	216,885	5,950,596

Provision for credit loss	7,901	3,115	4,786
Charge-offs	20,134	15,524	4,610
Recoveries	6,605	4,670	1,935
Allowance for credit loss	50,365	464	49,901

	As of or for the quarter-ended March 31, 2005
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$25,043	$—	$25,043
Potential problem loans	86,384	—	86,384
Total loans	4,220,555	68,548	4,152,007
Nonperforming assets	27,953	—	27,953
Total assets	6,181,827	416,115	5,765,712

Provision for credit loss	39,012	37,527	1,485
Charge-offs	43,151	33,431	9,720
Recoveries	6,155	4,107	2,048
Allowance for credit loss	55,993	8,203	47,790

	As of or for the quarter-ended December 31, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$22,521	$—	$22,521
Potential problem loans	90,785	—	90,785
Total loans	4,062,294	—	4,062,294
Nonperforming assets	25,431	—	25,431
Total assets	6,024,785	133,511	5,891,274

Provision for credit loss	904	(486)	1,390
Charge-offs	2,576	—	2,576
Recoveries	3,639	197	3,442
Allowance for credit loss	53,977	—	53,977

	As of or for the quarter-ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$24,146	$—	$24,146
Potential problem loans	102,452	1,412	101,040
Total loans	3,917,945	1,412	3,916,533
Nonperforming assets	27,056	—	27,056
Total assets	5,805,040	65,034	5,740,006

Provision for credit loss	2,740	—	2,740
Charge-offs	2,514	—	2,514
Recoveries	3,567	1	3,566
Allowance for credit loss	52,169	289	51,880

	As of or for the quarter-ended June 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$23,609	$—	$23,609
Potential problem loans	98,979	2,989	95,990
Total loans	3,740,878	2,989	3,737,889
Nonperforming assets	26,519	—	26,519
Total assets	5,684,329	70,304	5,614,025
Provision for credit loss	737	—	737
Charge-offs	7,859	2,241	5,618
Recoveries	2,252	891	1,361
Allowance for credit loss	48,376	288	48,088

Note B—The Company does not generally allocate equity to different product lines, except for the RAL/RT activities. In banking, there are many accepted methodologies for allocating capital to business lines, methodologies based on risk, on regulatory capital rules, on what would be “demanded in the market” to obtain debt funding, etc. These allocation methodologies result in significantly different capital allocations when applied to the RAL/RT activities. Given that the Company is more interested in determining the ROE for the core bank activities than it is in determining what the ROE is for the RAL/RT activities, allocation is more an issue of how much of total capital should be allocated to the remainder of the Company than it is an issue of how much to allocate to the RAL/RT activities. Consequently, for computing the ROE for the Company without the impact of the RAL/RT programs, we have simply excluded the RAL/RT earnings, net of taxes and a proportionate share of dividends paid to shareholders.

Note C—Most of the loans or transfers are paid to the taxpayer by means of a cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company. The average balance for these outstanding checks during the first quarter was $374 million.

Note D—For Tables 2A and 2B, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Tables 2A and 2B as “Tax equivalent income included in interest income from non-taxable securities and loans.”

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

Note F—Caps are limits as to how much the interest rate can rise and floors are limits as to how much rates may fall. These limits may apply to each time the rate is due for re-setting, to how much they may move over a period of time, e.g. a year, or to how much they may change over the whole term of the loan.

Note G—In the interest rate environment at June 30, 2004, some assets and liabilities were earning less than 2% and could not have their interest rates decreased by 200 basis points. For purposes of the shock analysis reported in Table 4, their rates were reduced to 0%.

Note H—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the first quarter of 2005. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

Note I—The maturity of mortgage backed securities extends when rates rise because homeowners prepay their loans at a lower rate than projected when the security was issued. The repricing removes the disincentive for homeowners to refinance increasing prepayments to a normal level. This allows investors to reinvest the prepayments at the current higher interest rates. Alternatively, if homeowners do not prepay, the investor will still receive a return closer to market rates because of the loan rate having been reset at a higher level. The repricing of the underlying hybrid loans to market rates after a period of time gives some protection to the investor in securities formed from pools of these loans from rising rates.

Note J—Changes in intermediate-term rates do not immediately impact prepayment rates on residential loans and MBS investments. Customers apply for refinancing mortgages when rates drop, but it takes about two month before the applications can be processed and the old loans paid off.

Note K—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $3,000. For 2004, the Company charged-off an average of about 103 basis points. 103 basis points for an average loan would be $30.90. Expressed as an APR, the $30.90 would be 37.6%. Funding and processing costs are incurred in addition to the credit costs.

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

As of June 30, 2005, the end of the period covered by this report, the Company carried out an evaluation similar to that performed as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. While the above steps have been taken, as of the date of this report, the two material weaknesses had not been completely eliminated. Based on this, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, the Company did not maintain effective design and operation of disclosure controls and procedures.

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

The Company is involved in various litigation of a routine nature, which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 2.	Changes in Securities and Use of Proceeds

(dollars in thousands)

Period		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
04/01/2005	04/30/2005	—	n/a	—	$18,933
05/01/2005	05/31/2005	—	n/a	—	$18,933
06/01/2005	06/30/2005	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future because of the anticipated impact on capital from the purchase of First Bancshares, Inc. in August 2005 and because it appears that the economy is improving and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans that expired during the second quarter of 2005.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

The Company’s Annual Meeting of stockholders was held on May 24, 2005. A total of 45,811,164 shares of common stock were outstanding and entitled to vote as of the record date for the meeting. The following matters were submitted to a vote of the security holders:

Election of Directors:

The following nominees for election as directors, to hold office until the next Annual Meeting and until their successors are elected and qualified, received the number of votes set opposite their respective names:

NOMINEE

NOMINEE	FOR	WITHHELD
Edward E. Birch	38,549,057	993,297
Richard M. Davis	38,825,468	716,886
Richard S. Hambleton, Jr.	38,816,964	725,390
D. Vernon Horton	38,913,765	628,589
Roger C. Knopf	38,882,070	660,284
Robert W. Kummer, Jr.	38,749,782	792,572
Clayton C. Larson	38,928,607	613,747
John R. Mackall	38,424,355	1,117,999
Gerald T. McCullough	39,052,030	490,324
Richard A. Nightingale	38,562,064	980,290
Kathy J. Odell	38,712,740	829,614
William S. Thomas, Jr.	38,963,934	578,420

The proposal to approve the 2005 Directors Stock Plan received the following votes:

	VOTES	% OF SHARES VOTING
FOR:	24,783,428	87.40%
AGAINST:	2,954,187	10.42%
ABSTAIN:	618,665	2.18%
BROKER NON-VOTES:	11,186,074

The foregoing proposal was approved.

Item 5.	Other information

None

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibit Index:

Exhibit Number	Item Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2005.

Subject		Filing Date
Item 8.01.	Other Events	April 26, 2005
Press release announcing earnings for the first quarter of 2005.

Item 5.03	Amendments to Articles of Incorporation Announcement that registrant had corrected certain minor typographical errors contained in the Certificate of Restatement of Articles of Incorporation	June 17, 2005

Item 4.01	Changes in Registrant’s Certifying Accountant Announcement that registrant had dismissed its independent accountant, PricewaterhouseCoopers, LLP.	June 21, 2005

The following current reports on Form 8-K have been filed with the Securities and Exchange Commission to date during the third quarter of 2005.

Subject		Filing Date
Item 4.01	Change in Registrant’s Certifying Accountant	July 15, 2005

Announcement that registrant’s audit committee had selected Ernst & Young, LLP as its independent accountant for the year ended December 31, 2005

Item 8.01	Other Events	July 15, 2005

Announcement that registrant had received all regulatory approvals required for acquisition of First Bancshares, Inc.

Item 8.01	Other Events	July 19, 2005

Announcement of preliminary financial results for the quarter ended June 30, 2005

Item 9.01	Financial Statements and Exhibits	July 22, 2005

Correction of Exhibits included with Current Report on Form 8-K filed June 17, 2005

Item 8.01.	Other Items	July 26, 2005

Press release announcing earnings for the second quarter of 2005.

Item 4.01	Change in Registrant’s Certifying Accountant	July 27, 2005

Amendment to Current Report on Form 8-K filed July 15, 2005 to include additional disclosures

Item 8.01	Other Events	August 1, 2005

Announcement of completion of acquisition of First Bancshares, Inc.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher

Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.	August 9, 2005
William S. Thomas, Jr.
President
Chief Executive Officer

/s/ Donald Lafler	August 9, 2005
Donald Lafler
Executive Vice President
Chief Financial Officer